Form 10-Q
period 2002-06-30
NETFLIX INC
filed 2002-08-14
CIK 1065280

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                  to

Commission File Number: 000-49802

Netflix, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	77-0467272

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

970 University Avenue
Los Gatos, California 95032
(Address and zip code of principal executive offices)

(408) 399-3700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES ☐    NO ☒.

As of August 9, 2002, there were 22,041,251 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Netflix, Inc.

Netflix, Inc.

Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues:
Subscription	$17,392	$35,608	$34,449	$65,677
Sales	967	752	967	1,210

Total revenues	18,359	36,360	35,416	66,887
Cost of revenues:
Subscription	10,776	17,779	28,953	32,651
Sales	446	313	446	599

Total cost of revenues	11,222	18,092	29,399	33,250

Gross profit	7,137	18,268	6,017	33,637
Operating expenses:
Fulfillment *	3,589	4,854	7,202	9,009
Technology and development *	4,896	3,518	10,370	6,699
Marketing *	4,090	8,054	10,743	15,992
General and administrative *	1,031	1,638	2,545	2,947
Stock-based compensation	1,436	2,746	3,479	5,586

Total operating expenses	15,042	20,810	34,339	40,233

Operating loss	(7,905)	(2,542)	(28,322)	(6,596)
Interest and other income (expense), net	(96)	(10,887)	(277)	(11,341)

Net loss	$(8,001)	$(13,429)	$(28,599)	$(17,937)

Net loss per share:
Basic and Diluted	$(4.48)	$(1.31)	$(16.49)	$(2.93)

Weighted average shares outstanding:
Basic and Diluted	1,787	10,216	1,734	6,132

* Amortization of stock-based compensation not included in expense line-item:
Fulfillment	$290	$356	$719	$748
Technology and development	496	1,069	1,220	2,277
Marketing	351	649	849	1,491
General and administrative	299	672	691	1,070

	$1,436	$2,746	$3,479	$5,586

See accompanying notes to financial statements.

Netflix, Inc.

Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of
	December 31, 2001 (1)	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$16,131	$49,759
Short-term investments	—	42,040
Prepaid expenses	1,019	2,168
Prepaid revenue sharing expenses	732	299
Other current assets	1,670	765

Total current assets	19,552	95,031
DVD library, net	3,633	6,116
Intangible assets, net	7,917	7,710
Property and equipment, net	8,205	6,727
Deposits	1,677	1,696
Other assets	646	618

Total assets	$41,630	$117,898

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$13,715	$13,371
Accrued expenses	4,544	7,819
Deferred revenue	4,937	7,066
Current portion of capital lease obligations	1,345	1,493
Notes payable	1,667	417

Total current liabilities	26,208	30,166
Deferred rent	240	269
Capital lease obligations, less current portion	1,057	765
Subordinated notes payable	2,799	—

Total liabilities	30,304	31,200

Commitments and contingency

Redeemable convertible preferred stock	101,830	—
Stockholders’ (deficit) equity:
Convertible preferred stock, $0.001 par value; 8,500,000 shares authorized; 6,157,499 and no shares issued and outstanding at December 31, 2001 and June 30, 2002, respectively; aggregate liquidation preference of $2,222	6	—
Common stock, $0.001 par value; 100,000,000 and 150,000,000 shares authorized at December 31, 2001 and June 30, 2002, respectively; 2,161,855 and 21,588,300 issued and outstanding at December 31, 2001 and June 30, 2002, respectively	2	21
Additional paid-in capital	52,479	261,011
Deferred stock-based compensation	(5,725)	(19,024)
Accumulated other comprehensive loss	—	(107)
Accumulated deficit	(137,266)	(155,203)

Total stockholders’ (deficit) equity	(90,504)	86,698

Total liabilities and stockholders’ (deficit) equity	$41,630	$117,898

(1)	Derived from audited financial statements

See accompanying notes to financial statements.

Netflix, Inc.

Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(28,599)	$(17,937)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property plant and equipment	2,676	2,905
Amortization of DVD library	17,603	6,905
Amortization of intangible assets	812	1,525
Noncash charges for equity instruments granted to non-employees	20	—
Stock-based compensation expense	3,479	5,586
Gain on disposal of DVDs	—	(957)
Noncash interest expense	88	11,316
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	150	189
Accounts payable	1,926	(344)
Accrued expenses	(584)	3,275
Deferred revenue	401	2,129
Deferred rent	76	29

Net cash (used in) provided by operating activities	(1,952)	14,621

Cash flows from investing activities:
Purchases of short-term investments	—	(42,147)
Purchases of property and equipment	(1,639)	(844)
Acquisitions of DVD library	(4,567)	(9,641)
Proceeds from sale of DVDs	—	1,210
Deposits and other assets	(529)	9

Net cash used in investing activities	(6,735)	(51,413)

Cash flows from financing activities:
Net proceeds from issuance of common stock	84	86,515
Repurchases of common stock	(7)	(3)
Principal payments on notes payable and capital lease obligations	(1,924)	(16,092)

Net cash (used in) provided by financing activities	(1,847)	70,420

Net increase (decrease) in cash and cash equivalents	(10,534)	33,628
Cash and cash equivalents, beginning of period	14,895	16,131

Cash and cash equivalents, end of period	$4,361	$49,759

Supplemental disclosure:
Cash paid for interest	$440	$376
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$—	$583
Exchange of Series F non-voting convertible preferred stock for intangible asset	$1,793	$1,318
Unrealized loss on short-term investments	$—	$(107)
Conversion of redeemable convertible preferred stock to common stock	$—	$101,830

See accompanying notes to financial statements.

Netflix, Inc.

Notes to Financial Statements
(in thousands, except share and per share data)

1.    Basis of presentation

The accompanying unaudited financial statements have been prepared by Netflix, Inc. (“Netflix” or the “Company”) and reflect all adjustments that are, in the opinion of management, necessary for fair presentation of the interim periods presented. Such adjustments are of a normal recurring nature. The results of operations for the interim periods presented are not necessarily indicative of the results for any future interim periods or for the entire fiscal year. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information disclosed not misleading. The unaudited financial statements and notes herein should be read in conjunction with the audited financial statements and notes for the fiscal year ended December 31, 2001, which were included as part of the Company’s registration statement on Form S-1 (File No. 333-83878), as declared effective by the Securities and Exchange Commission on May 22, 2002.

Description of business

The Company was incorporated on August 29, 1997 (inception) and began operations on April 14, 1998. The Company provides an online entertainment subscription service providing subscribers access to a comprehensive library of filmed entertainment titles formatted on digital video disk (“DVD”). The standard subscription plan provides subscribers access to an unlimited number of titles, with three titles out at a time, for $19.95 per month with no due dates or late fees. The subscribers select titles at the Company’s website at www.netflix.com.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.    Initial public offering

On May 29, 2002, the Company closed the sale of 5,500,000 shares of common stock and on June 14, 2002, the Company closed the sale of an additional 825,000 shares of common stock, in an initial public offering at a price of $15.00 per share. A total of $94,875 in gross proceeds was raised from these transactions. After deducting the underwriting fee of approximately $6,641 and approximately $2,307 of other offering expenses, net proceeds were approximately $85,927. Upon the closing of the initial public offering, all preferred stock was automatically converted into common stock.

Netflix, Inc.

Notes to Financial Statements—(continued)
(in thousands, except share and per share data)

3.    Cash and cash equivalents

The Company considers highly liquid instruments with original maturities of three months or less, at the date of purchase, to be cash equivalents. The Company’s cash and cash equivalents are principally on deposit in short-term asset management accounts at three large financial institutions.

4.    Short-term investments

Short-term investments generally mature between three months and three years from the purchase date. The Company has the ability to convert these short-term investments into cash at any point in time without penalty. All short-term investments are classified as available for sale and are recorded at market value using the specific identification method. Unrealized gains and losses are reflected in other comprehensive income and accumulated other comprehensive income.

5.    DVD library

Historically, the Company purchased DVDs from studios and distributors. In 2000 and 2001, the Company entered into a series of revenue sharing agreements with several studios that changed the business model for acquiring DVDs and satisfying subscriber demand. These revenue sharing agreements enable the Company to obtain DVDs at a lower upfront cost than under traditional buying arrangements. The Company shares a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, which is typically 12 months for each DVD title (hereinafter referred to as the “title term”). At the end of the title term, the Company has the option of either returning the DVD title to the studio or purchasing the title. Before the change in business model, the Company typically acquired fewer copies of a particular title upfront and utilized each copy acquired over a longer period of time. The implementation of these revenue sharing agreements improved the Company’s ability to obtain larger quantities of newly released titles and satisfy subscriber demand for such titles over a shorter period of time.

In connection with the change in business model, on January 1, 2001, the Company revised its amortization policy for the cost of its DVD library from an accelerated method using a three year life to the same accelerated method of amortization over one year. The change in life has been accounted for as a change in accounting estimate and is accounted for on a prospective basis from January 1, 2001.

Under certain revenue sharing agreements the Company remits an upfront payment to acquire titles from the studios. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with the Company’s DVD library amortization policy. Some payments also include a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is charged to expense as future revenue sharing obligations are incurred.

DVD library and accumulated amortization are as follows:

	As of
	December 31, 2001	June 30, 2002
DVD library	$35,039	$44,427
Less accumulated amortization	$(31,406)	$(38,311)

DVD library, net	$3,633	$6,116

Netflix, Inc.

Notes to Financial Statements—(continued)
(in thousands, except share and per share data)

6.    Intangible assets

During 2000, in connection with revenue sharing agreements with three studios, the Company agreed to issue each studio an equity interest equal to 1.204% of the Company’s fully diluted equity securities outstanding in the form of Series F Non-Voting Convertible Preferred Stock (“Series F Preferred Stock”). In 2001, in connection with revenue sharing agreements with two additional studios, the Company agreed to issue each studio an equity interest equal to 1.204% of the Company’s fully diluted equity securities outstanding in the form of Series F Preferred Stock.

The Company’s obligation to maintain the studios’ equity interests at 6.02% of the Company’s fully diluted equity securities outstanding terminated immediately prior to its initial public offering. The studios’ Series F Preferred Stock automatically converted into 1,596,415 shares of common stock upon the closing of the Company’s initial public offering.

The Company measured the original issuances and any subsequent adjustments using the deemed fair value of the securities at the issuance and any subsequent adjustment dates. The deemed value was recorded as an intangible asset and is amortized to cost of subscription revenues ratably over the remaining term of the agreements which initial terms were either three or five years. Total gross intangible assets related to these agreements as of December 31, 2001 and June 30, 2002 was $10,210 and $11,528, respectively. Accumulated amortization as of December 31, 2001 and June 30, 2002 was $2,622 and $4,043, respectively.

During 2001, in connection with a strategic marketing alliance agreement, the Company issued 416,440 shares of Series F Preferred Stock. These shares automatically converted into 138,813 shares of common stock upon the closing of the Company’s initial public offering. Under the agreement, the strategic partner has committed to provide, on a best-efforts basis, a stipulated number of impressions to a co-branded Web site and the Company’s Web site over a period of 24 months. In addition, the Company is allowed to use the partner’s trademark and logo in marketing the Company’s subscription services. The Company recognized the deemed fair value of these instruments as an intangible asset with a corresponding credit to additional paid-in capital. The intangible asset is being amortized on a straight-line basis to marketing expense over the two-year term of the strategic marketing alliance. The gross intangible asset related to this agreement as of December 31, 2001 and June 30, 2002 was $416. Accumulated amortization as of December 31, 2001 and June 30, 2002 was $87 and $191, respectively.

7.    Subordinated notes payable

In July 2001, the Company issued subordinated promissory notes and warrants to purchase 6,818,947 shares of its common stock at an exercise price of $3.00 per share for net proceeds of $12,831. The subordinated notes had an aggregate face value of $13,000 and stated interest rate of 10%. Approximately $10,884 of the proceeds was allocated to the warrants as additional paid-in capital and $1,947 was allocated to the subordinated notes payable. The resulting discount of $11,053 was being accreted to interest expense using an effective annual interest rate of 21%. The face value of the subordinated notes and all accrued interest were due and payable upon the earlier of July 2011 or the consummation of a qualified initial public offering. As of December 31, 2001 accrued unpaid interest of $650 is included in the carrying amount of the subordinated notes payable balance of $2,799 in the accompanying financial statements. The Company consummated a qualified initial public offering on May 29, 2002 and repaid the face value and

Netflix, Inc.

Notes to Financial Statements—(continued)
(in thousands, except share and per share data)

all accrued interest on the subordinated promissory notes. The repayment resulted in a non-cash interest expense of $10,695, related to the acceleration of the accretion of the discount, in the three and six months ended June 30, 2002.

8.    Revenue recognition

Subscription revenues are recognized ratably during each subscriber’s monthly subscription period. Refunds to customers are recorded as a reduction of revenues or deferred revenue, as appropriate. Revenues from sales of DVDs are recorded upon shipment. Prior to adopting a subscription model, revenues from individual DVD rentals were recorded upon shipment.

9.    Stock-based compensation

The Company accounts for its stock-based employee compensation plans using the intrinsic-value method. Deferred stock-based compensation expense is recorded if, on the date of grant, the current fair value of the underlying stock exceeds the exercise price. Deferred compensation resulting from repriced options is calculated pursuant to FASB Interpretation No. 44. Options granted to nonemployees are considered compensatory and are accounted for at fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 123. The Company discloses the pro forma effect of using the fair value method of accounting for all employee stock-based compensation arrangements in accordance with SFAS No. 123.

In 2001, the Company offered employees and directors the right to exchange certain stock options. The Company exchanged options to purchase approximately 900,000 shares of common stock with varying exercise prices in exchange for options to purchase approximately 900,000 shares of common stock with an exercise price of $3.00 per share. As of June 30, 2002, options for approximately 700,000 shares of common stock were outstanding. The stock option exchange resulted in variable award accounting treatment for all of the exchanged options. Variable award accounting will continue until all options subject to variable accounting are exercised, cancelled or expire. Once these awards are exercised, cancelled or expire, they will no longer be subject to variable award accounting. Variable accounting treatment will result in unpredictable and potentially significant charges or credits to the Company’s operating expenses from fluctuations in the market price of the Company’s common stock. For each hypothetical one-dollar increase or decrease in the fair value of the Company’s common stock, the Company will record deferred compensation in an amount equal to the number of shares underlying the variable awards multiplied by the one-dollar change. However, to the extent these variable awards are not fully vested, the stock-based compensation expense will be less than the amount we record as deferred compensation.

10.    Comprehensive loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net loss, such as unrealized gains and losses on investments available for sale. The balances in accumulated other comprehensive loss consist of unrealized losses on short-term investments.

11.    Net loss per share

Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock

Netflix, Inc.

Notes to Financial Statements—(continued)
(in thousands, except share and per share data)

and, when dilutive, potential common stock from outstanding options and warrants to purchase common stock, using the treasury stock method. All potential common stock issuances have been excluded from the computations of diluted net loss per share for all periods presented because the effect would be antidilutive.

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares (rounded to nearest thousand):

	As of June 30, 2001	As of June 30, 2002
	Shares	Shares	Weighted Average Exercise Price
Stock options outstanding	1,839	4,338	$3.16
Warrants outstanding	199	6,922	$3.21
Common stock subject to repurchase	247	70	$0.95

	2,285	11,330	$3.17
Redeemable convertible preferred stock	7,480	—	N/A
Convertible preferred stock	2,213	—	N/A

	11,978	11,330	N/A

12.    Recently issued accounting standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) 145 “Recision of FASB Statements no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Under Statement 4, pursuant to which all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This statement eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt. The Company adopted FAS 145 during the three months ended June 30, 2002 and as a result has classified the charge related to the unamortized discount upon repayment of the subordinated notes payable as other expense, instead of extraordinary loss on extinguishment of debt, in the accompanying statements of operations.

13.    Stock split

On May 17, 2002, the Company amended its Certificate of Incorporation to give effect to a one-for-three reverse stock split of the Company’s common stock. Accordingly, all share and per share amounts for the Company’s common stock including common stock options, common stock warrants, and net loss per common share information have been restated to retroactively reflect the stock split.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report contains certain forward-looking statements within the meaning of the federal securities laws, including statements regarding our expectations concerning amortization of intangible assets related to equity issued to studios, the impact of postal increases and disc usage on our gross margins, the potential increase in subscriber acquisition costs, and future stock-based compensation expense.

These statements are subject to risks and uncertainties that could cause actual results and events to differ, including: our ability to manage our growth, in particular managing our subscriber acquisition costs as well as the mix between revenue sharing titles and titles not subject to revenue sharing that are delivered to our subscribers; our ability to attract new subscribers and retain existing subscribers; fluctuations in consumer spending on DVD players, DVDs and related products; competition; deterioration of the U.S. economy or conditions specific to online commerce or the filmed entertainment industry; conditions that effect our delivery through the U.S. Postal Service, including increases in postage; increases in the costs of acquiring DVDs; and, widespread consumer adoption of different modes of viewing in-home filmed entertainment. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of the Company’s registration statement on Form S-1 (File No. 333-83878), as declared effective by the Securities and Exchange Commission on May 22, 2002.

The Company undertakes no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this quarterly report, or to explain why actual results differ.

Overview

We are the largest online entertainment subscription service in the United States providing more than 670,000 subscribers access to a comprehensive library of more than 12,000 movie, television and other filmed entertainment titles. Our standard subscription plan allows subscribers to have three titles out at the same time with no due dates, late fees or shipping charges for $19.95 per month. Subscribers can view as many titles as they want in a month. Subscribers select titles at our Web site (www.netflix.com) aided by our proprietary CineMatch technology, receive them on DVD by first-class mail and return them to us at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in a subscriber’s queue.

We were organized as a Delaware corporation in August 1997. We have incurred significant losses since our inception. We expect that we will continue to incur losses, for the foreseeable future. We also expect to incur significant marketing, technology and development, general and administrative and stock-based compensation expenses. As a result, we will need to significantly increase our operating margins to achieve profitability and may never achieve profitability.

Critical Accounting Policies

We believe the estimated life over which we amortize the costs of acquiring titles for our library and the selection of a method of amortization for the costs we incur to acquire titles for our library are critical accounting policies because they involve some of the more significant judgments and estimates used in the preparation of our financial statements.

Change in Estimated Life of the Cost of Our Library

In late 2000 and early 2001, we entered into a series of revenue sharing agreements with studios which substantially changed our business model for acquiring DVDs and satisfying subscriber demand for titles. These revenue sharing agreements enable us to acquire DVDs at a lower upfront cost than traditional buying arrangements. We share a percentage of the net revenues generated by the use of each particular title with these studios over a fixed period of time, generally 12 months. Before the change in our business model, we typically acquired fewer copies of a particular title and utilized each copy over a longer period of time. The implementation of these revenue sharing agreements improved our ability to acquire larger quantities of newly released titles and satisfy a substantial portion of subscriber demand for such titles over a shorter period of time. On January 1, 2001, we revised the amortization policy for the cost of our library from an accelerated method using a three-year life to the same accelerated method of amortization using a one-year life.

The change in life has been accounted for as a change in accounting estimate and is accounted for on a prospective basis from January 1, 2001. Had we continued to amortize the DVDs acquired prior to January 1, 2001 using a three-year life, amortization expense for the three and six months ended June 30, 2001 would have been $1.2 million and $9.9 million, respectively, lower than the amount recorded in our financial statements.

Selection of a Method of Amortization of Upfront Costs of Our Library

Under our revenue sharing agreements, we remit an upfront payment to acquire titles from the studios. This payment includes a contractually specified initial fixed license fee that is capitalized. Some payments also include a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is expensed as revenue sharing obligations are incurred. The DVD acquisition costs are amortized on an accelerated basis over one year. We believe the use of an accelerated method is appropriate because we normally experience heavy initial demand for a title, which subsides once initial demand has been satisfied.

Results of Operations

The following table sets forth consolidated results of operations and other financial data:

Netflix, Inc.

Statements of Operations
(Unaudited)
(in thousands, except per share data, per subscriber data and percentages)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Revenues:
Subscription	$17,392	$35,608	$34,449	$65,677
Sales	967	752	967	1,210

Total revenues	18,359	36,360	35,416	66,887
Cost of revenues:
Subscription	10,776	17,779	28,953	32,651
Sales	446	313	446	599

Total cost of revenues	11,222	18,092	29,399	33,250

Gross profit	7,137	18,268	6,017	33,637
Operating expenses:
Fulfillment	3,589	4,854	7,202	9,009
Technology and development	4,896	3,518	10,370	6,699
Marketing	4,090	8,054	10,743	15,992
General and administrative	1,031	1,638	2,545	2,947
Stock-based compensation	1,436	2,746	3,479	5,586

Total operating expenses	15,042	20,810	34,339	40,233

Operating loss	(7,905)	(2,542)	(28,322)	(6,596)
Interest and other income (expense), net	(96)	(10,887)	(277)	(11,341)

Net loss	$(8,001)	$(13,429)	$(28,599)	$(17,937)

Net loss per share:
Basic and Diluted	$(4.48)	$(1.31)	$(16.49)	$(2.93)

Pro forma Basic	$(.59)	$(.76)	$(2.12)	$(1.11)

Pro forma Diluted	$(.59)	$(.76)	$(2.12)	$(1.11)

Weighted average shares outstanding:
Basic and Diluted	1,787	10,216	1,734	6,132

Pro forma Basic	13,664	17,573	13,514	16,204

Pro forma Diluted	13,664	25,057	13,514	16,204

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2002	2001	2002
Other data:
Pro forma net income (loss):
Net loss	$(8,001)	$(13,429)	$(28,599)	$(17,937)
Add back:
Stock-based compensation	1,436	2,746	3,479	5,586
Non-cash interest on early repayment of debt	—	10,695	—	10,695

Pro forma net income (loss)	$(6,565)	$12	($25,120)	$(1,656)

Pro forma net income (loss) per share:
Pro forma Basic	$(.48)	$.00	$(1.86)	$(.10)

Pro forma Diluted	$(.48)	$.00	$(1.86)	$(.10)

Subscribers (000’s):
New Trial Subscribers: during period (000’s)	88	236	232	548
New Trial Subscribers Year to Year Change	(20%)	168%	2%	136%
Subscribers: end of period (000’s)	308	670	308	670
Year to Year Change	59%	118%	59%	118%
Subscriber Churn	7.1%	6.7%	8.6%	6.9%
Average subscribers during period (000’s)	306	637	277	546
Year to Year Change	75%	108%	58%	97%
Subscriber Acquisition Cost	$46.48	$34.13	$46.31	$29.18

Margins:
Gross margin	38.9%	50.2%	17.0%	50.3%
Operating margin	(43.1%)	(7.0%)	(80.0%)	(9.9%)
Net margin	(43.6%)	(36.9%)	(80.8%)	(26.8%)
Pro forma net margin	(35.8%)	0.0%	(70.9%)	(2.5%)
Expense % of revenues:
Fulfillment	19.5%	13.3%	20.3%	13.5%
Technology and development	26.7%	9.7%	29.3%	10.0%
Marketing	22.3%	22.2%	30.3%	23.9%
General and administrative	5.6%	4.5%	7.2%	4.4%

Operating expenses before stock-based compensation	74.1%	49.7%	87.1%	51.8%
Stock-based compensation	7.8%	7.6%	9.8%	8.4%

Total operating expenses	81.9%	57.3%	96.9%	60.2%

Year to Year Change:
Subscription revenues	143%	105%	180%	91%
Sales revenues	100%	(22%)	100%	25%

Total revenues	157%	98%	187%	89%
Fulfillment	45%	35%	67%	25%
Technology and development	24%	(28%)	44%	(35%)
Marketing	(27%)	97%	(9%)	49%
General and administrative	(41%)	59%	1%	16%

Operating expenses before stock-based compensation	(2%)	33%	20%	12%
Stock-based compensation	(43%)	91%	(23%)	61%

Total operating expenses	(8%)	38%	13%	17%

Unaudited Pro Forma Net Income (Loss) per Common Share—Pro forma basic net income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (excluding shares subject to repurchase) plus the weighted average number of shares of common stock resulting from the assumed conversion upon the closing of the initial public offering of outstanding shares of convertible preferred stock as if the shares had been converted immediately upon their issuance. Pro forma diluted net loss per share is computed using the pro forma basic weighted-average number of outstanding shares of common stock and, when dilutive, potential common stock from outstanding options and warrants to purchase common stock, using the treasury stock method.

Churn—We calculate churn as a monthly percentage determined as a quotient, the numerator of which is the sum of the previous quarter’s ending subscribers plus the current quarter’s new trial subscribers minus the ending subscribers for the current quarter and the denominator of which is the sum of the previous quarter’s ending subscribers plus the current quarter’s new trial subscribers and then dividing this resulting number by 3, which is the number of months in the quarter. For example, assuming ending subscribers for the previous quarter of 603,000; new trial subscribers of 236,000 during the current quarter; current quarter ending subscribers of 670,000, gives a churn of 6.7% [i.e. ((603,000+236,000-670,000)/(603,000+236,000))/3 = 6.7%]

Subscriber Acquisition Cost—We calculate subscriber acquisition cost by dividing the total marketing expense for the period by new trial subscribers during the period.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2002

Revenues

We derive substantially all our revenues from monthly subscription fees. Periodically, we generate revenue from the sale of excess DVDs. We recognize subscription revenues ratably during each subscriber’s monthly subscription period. We recognize revenues from the sale of used DVD’s when the DVDs are shipped.

Subscription revenues.    Our subscription revenues for the three months ended June 30, 2002 were $35.6 million, representing a 105% increase from our subscription revenues of $17.4 million for the three months ended June 30, 2001. The increase in total subscription revenues was caused by a 108% increase in the average number of subscribers from 306,000 during the three months ended June 30, 2001 to 637,000 during the three months ended June 30, 2002. We believe the average number of subscribers increased for several reasons including the continuing consumer adoption of DVD players, our increasingly effective marketing programs and the opening of ten regional distribution centers.

Sales revenues.    Our sales revenues for the three months ended June 30, 2002 were $0.8 million, representing a 22% decrease from our sales revenues of $1.0 million for the three months ended June 30, 2001. This decrease was attributable to a reduction in our sale of used DVDs to resellers.

Cost of Revenues

Cost of subscription revenues consists of revenue sharing costs, amortization of our library, amortization of intangible assets related to equity investments issued to certain studios and postage and packaging related to shipping titles to paying subscribers. Cost of revenues for DVD sales includes salvage value and revenue sharing costs for used DVDs sold.

Cost of subscription revenues.    Cost of subscription revenues for the three months ended June 30, 2002 was $17.8 million, representing a 65% increase from our cost of subscription revenues of $10.8 million for the three months ended June 30, 2001. This increase was attributable primarily to the net effect of the following:

Revenue sharing costs.    Our revenue sharing costs for the three months ended June 30, 2002 were $6.8 million, representing a 138% increase from our revenue sharing costs of $2.9 million for the three months ended June 30, 2001. This increase was due primarily to a 108% increase in average number of subscribers between the three months ended June 30, 2001 and 2002, coupled with an increase in the mix between titles delivered to subscribers that were subject to revenue sharing versus titles that were not subject to revenue sharing. As a percentage of subscription revenues, our revenue sharing costs increased from 16.5% in the three months ended June 30, 2001 to 19.2% in the three months ended June 30, 2002.

DVD amortization costs.    Our DVD amortization costs for the three months ended June 30, 2002 were $3.6 million, representing an 11% decrease from our DVD amortization costs of $4.1 million for the three months ended June 30, 2001. The decrease was attributable to an increase in amortization in the three months ended June 30, 2001, which was caused by the change in the estimated life of our DVD library from three years to one year.

Amortization of intangible assets related to equity issued to studios.    For the three months ended June 30, 2002, we recorded amortization costs related to equity issued to studios of $0.7 million, representing a 52% increase from our amortization costs of $0.4 million for the three months ended June 30, 2001. The increase in amortization was attributed to increases in intangible assets caused by our obligation to issue additional shares to these studios upon dilution, which ceased immediately prior to our initial public offering. We expect amortization of intangible assets related to equity issued to studios to remain relatively constant at approximately $0.7 million per quarter for the next six quarters.

Postage and packaging costs.    Our postage and packaging costs for the three months ended June 30, 2002 was $6.7 million, representing a 96% increase from our postage and packaging costs of $3.4 million for the three months ended June 30, 2001. This increase was attributable primarily to a 111% increase in the number of DVDs mailed to our subscribers, offset by a slight reduction in per unit packaging costs. On June 30, 2002, the rate for first-class postage increased from $0.34 to $0.37, which will cause an increase in our per shipment cost of DVDs in future periods.

Cost of sales revenue.    Cost of sales revenues for the three months ended June 30, 2002 were $0.3 million, representing a 30% decrease from our cost of sales revenue of $0.4 million for the three months ended June 30, 2001. This decrease was attributable to a reduction in sales of used DVDs.

Gross profit.    Our gross profit increased from $7.1 million for the three months ended June 30, 2001 to $18.3 million for the three months ended June 30, 2002, representing 38.9% and 50.2% of revenues, respectively. Our gross profit percentages increased primarily as a result of the growth in our subscription revenues and a decrease in our direct incremental costs of providing those subscription services. In connection with the opening of our ten regional distribution centers, we have begun to see a modest increase in the disc usage by subscribers in those areas serviced by our regional distribution centers. As a result of increased postage costs and disc usage, the Company expects gross profit percentages for the third and fourth quarters of fiscal 2002 to decline two to three percentage points from the gross profit percentage for the three months ended June 30, 2002 and be in the range of 47% and 48%.

Operating Expenses

Fulfillment.    Fulfillment expense represents those expenses incurred in operating and staffing our distribution and customer service centers, including costs attributable to receiving, inspecting and warehousing our library. Fulfillment expense also includes credit card fees and other collection related expenses. Fulfillment expense for the three months ended June 30, 2002 was $4.9 million, representing a 35% increase from our fulfillment expense of $3.6 million for the three months ended June 30, 2001. This increase was attributable primarily to an increase in the overall volume of the activities of our fulfillment operations and an increase in credit card fees. The Company recently completed opening ten regional distribution centers throughout the United States. The opening of these regional distribution centers did not have a material impact on fulfillment expense because the expense associated with the regional distribution centers were partially offset by reductions in the fulfillment expense of our primary distribution center in San Jose, California. As a percentage of revenues, fulfillment expense decreased from 19.5% for the three months ended June 30, 2001 to 13.3% for the three months ended June 30, 2002 due primarily to a combination of an increasing revenue base and improvements in our fulfillment productivity due to our continuous efforts to refine and streamline our fulfillment operations.

Technology and development.    Technology and development expense consists of payroll and related expenses we incur related to testing, maintaining and modifying our Web site, CineMatch technology, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expense also includes depreciation of the computer hardware and software we use to run our Web site and store our data. Technology and development expense for the three months ended June 30, 2002 was $3.5 million, representing a 28% decrease from our technology and development expense of $4.9 million for the three months ended June 30, 2001. This decrease was caused primarily by decreases in personnel costs as a result of employees terminated as a part of our restructuring during the three months ended September 30, 2001. As a percentage of revenues, technology and development expense decreased from 26.7% for the three months ended June 30, 2001 to 9.7% for the three months ended June 30, 2002 due primarily to an increase in revenues.

Marketing.    Marketing expense consists of marketing promotional and program expenditures, costs related to free trial periods and marketing staff and other expense. We obtain a large portion of our new subscribers through incentive-based marketing programs with third parties and consequently our marketing program expenditures fluctuate with the number of new subscribers acquired. The costs related to free trial periods includes revenue sharing costs, postage and packaging costs, library amortization costs and intangible amortization costs. Marketing expense for the three months ended June 30, 2002 was $8.1 million, representing a 97% increase from our marketing expense of $4.1 million for the three months ended June 30, 2001. This increase was attributable primarily to a 168% increase in the number of new trial subscribers for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 offset by decreases in the marketing cost per acquired subscriber from $47 to $34. The decrease in the cost per acquired subscriber was due primarily to marketing staff and other costs remaining relatively constant in absolute dollars but declining 62% on a per acquired subscriber basis due to the large increase in acquired subscribers. As a percentage of revenues, marketing expenses remained constant at 22% of revenues We expect the cost per acquired subscriber to increase for the third and fourth quarters of fiscal 2002 due to increases in incentive based marketing programs. In addition, Blockbuster announced in its June 2002 quarterly earnings call that it would begin testing this summer an in-store DVD subscription rental program, the DVD Freedom Pass, and that it may roll out this program nationwide by the end of the year. This program, as well as potential competition from other sources, such as Wal Mart’s online affiliate Walmart.com, may impact our business and cause us to increase our marketing expenditures.

General and administrative.    General and administrative expense consists of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting, professional fees and other general corporate expenses. General and administrative expense for the three months ended June 30, 2002 was $1.6 million, representing a 59% increase from our general and administrative expense of $1.0 million for the three months ended June 30, 2001. This increase was primarily attributable to an increase in the number of personnel to support our growing subscriber base as well as increased directors and officers insurance and property insurance costs and additional professional fees caused by public company filing requirements. As a percentage of revenues, general and administrative expenses decreased from 5.6% for the three months ended June 30, 2001 to 4.5% for the three months ended June 30, 2002 due primarily to an increase in revenues.

Stock-based compensation.    Stock-based compensation expense for the three months ended June 30, 2002 was $2.7 million, representing a 91% increase from our stock-based compensation expense of $1.4 million for the three months ended June 30, 2001. This increase was attributable to the issuance of options in 2002 with exercise prices below the deemed fair value of our common stock. Since our initial public offering, there is no longer any difference between fair market value and the exercise price for new option grants and as a result no new deferred stock-based compensation has or is expected to arise from new awards. Consequently, we expect our future stock-based compensation expense will relate to existing awards.

The increase in stock-based compensation expense also was attributable to increased charges related to variable award accounting. In 2001, we offered our employees and directors the right to exchange certain stock options. We exchanged options to purchase approximately 900,000 shares of common stock with varying exercise prices in exchange for options to purchase approximately 900,000 shares of common stock with an exercise price of $3.00 per share. As of June 30, 2002, approximately 700,000 of these awards were outstanding.

The stock option exchange resulted in variable award accounting treatment for all of the exchanged options. Variable award accounting will continue until all options subject to variable accounting are exercised, cancelled or expire. Once these awards are exercised, cancelled or expire they will no longer be subject to variable award accounting. Variable accounting treatment will result in unpredictable and potentially significant charges or credits to our operating expenses from fluctuations in the market price of our common stock. For each hypothetical one-dollar increase or decrease in the fair value of our common stock, we will record deferred compensation in an amount equal to the number of shares underlying the variable awards multiplied by the one-dollar change. However, to the extent these variable awards are not fully vested, our stock compensation expense will be less than the amount we record as deferred compensation.

For example, as of June 30, 2002, if the market value of our common stock was different by $1.00, our deferred stock-based compensation would change by approximately $700,000 and our stock-based compensation expense would be affected by approximately $200,000. Once these variable awards become fully vested, our stock based compensation will be affected on a dollar-for-dollar basis and a change in our stock price will directly impact the amount we record as stock-based compensation in an amount equal to the number of shares underlying the variable awards outstanding multiplied by the change in the market value of our common stock. For example, assuming all of the approximately 700,000 variable awards are fully vested and outstanding and assuming an increase or decrease in the market value of our common stock of $1.00 in a quarter, our stock based compensation expense or credit related to the variable awards for that quarter would be $700,000. As of June 30, 2002, most of these variable awards were not fully vested and had a variety of final vesting dates over the next three years.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on our cash and cash equivalents offset by interest expense related to interest-bearing obligations. Interest and other expense, net was $10.9 million for the three months ended June 30, 2002, representing a substantial increase from our interest and other expense, net of $0.1 million for the three months ended June 30, 2001. This increase was attributable primarily to a non-cash $10.7 million one-time charge associated with our early repayment of all outstanding indebtedness under our subordinated promissory notes, related to the acceleration of the accretion of the unamortized discount during the three months ended June 30, 2002.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2002

Revenues

Subscription revenues.    Our subscription revenues for the six months ended June 30, 2002 were $65.7 million, representing a 91% increase from our subscription revenues of $34.4 million for the six months ended June 30, 2001. The increase in total subscription revenues was caused by a 97% increase in the number of average subscribers for the six months ended June 30, 2001 of 277,000 to 546,000 for the six months ended June 30, 2002. We believe the number of subscribers increased for several reasons including the continuing consumer adoption of DVD players, our increasingly effective marketing programs and the opening of ten regional distribution centers during the six months ended June 30, 2002

Sales revenues.    Our sales revenues for the six months ended June 30, 2002 were $1.2 million, representing a 25% increase from our sales revenues of $1.0 million for the six months ended June 30, 2001. This increase was attributable to increases in our sale of used DVD’s to resellers.

Cost of Revenues

Cost of subscription revenues.    Cost of subscription revenues for the six months ended June 30, 2002 was $32.7 million, representing a 13% increase from our cost of subscription revenues of $29.0 million for the six months ended June 30, 2001. This increase was attributable primarily to the net effect of the following:

Revenue sharing costs.    Our revenue sharing costs for the six months ended June 30, 2002 were $13.3 million, representing a 152% increase from our revenue sharing cost of $5.3 million for the six months ended June 30, 2001. This increase was due primarily to a 97% increase in average number of subscribers between 2001 and 2002, coupled with an increase in the mix between titles delivered to subscribers that were subject to revenue sharing versus titles that were not subject to revenue sharing. As a percentage of subscription revenues, our revenue sharing costs increased from 15.3% in the six months ended June 30, 2001 to 20.2% in the six months ended June 30, 2002.

DVD amortization costs.    Our DVD amortization costs for the six months ended June 30, 2002 were $6.0 million, representing a 60% decrease from our DVD amortization costs of $15.2 million for the six months ended June 30, 2001. The decrease was attributable to an increase in amortization in the six months ended June 30, 2001, which was caused by the change in the estimated life of our DVD library from three years to one year.

Amortization of intangible assets related to equity issued to studios.    For the six months ended June 30, 2002, we recorded amortization costs of $1.4 million relating to equity issued to studios, representing a 63% increase from our amortization costs of $0.8 million for the six months ended June 30, 2001. The increase in amortization was attributable to increases in intangible assets caused by our obligation to issue additional shares to these studios upon dilution, which ceased immediately prior to our initial public offering We expect the amortization of intangible assets related to equity issued to studios to remain relatively constant at approximately $0.7 million per quarter for the next six quarters.

Postage and packaging costs.    Our postage and packaging costs for the six months ended June 30, 2002 was $12.0 million, representing a 56% increase from our postage and packaging costs of $7.7 million for the six months ended June 30, 2001. This increase was attributable primarily to a 95% increase in the number of DVDs mailed to our subscribers, partially offset by a reduction in the per unit packaging costs. On June 30, 2002, the rate for first-class postage increased from $0.34 to $0.37, which will cause an increase in our per shipment cost of DVDs in future periods.

Cost of sales revenue.    Cost of sales revenues for the six months ended June 30, 2002 were $0.6 million, representing a 34% increase from our cost of sales revenue of $0.4 million for the six months ended June 30, 2001. This increase was attributable primarily to an increase in sales of used DVDs.

Gross profit.    Our gross profit increased from $6.0 million for the six months ended June 30, 2001 to $33.6 million for the six months ended June 30, 2002, representing 17.0% and 50.3% of revenues, respectively. Our gross profit percentages increased primarily as a result of the growth in our subscription revenues and a decrease in our direct incremental costs of providing those subscription services, coupled with the reduction in DVD amortization costs in 2002 as compared to 2001. In connection with the opening of our ten regional distribution centers, we have begun to see a modest increase in the disc usage by subscribers in those areas serviced by our regional distribution centers. As a result of increased postage costs and disc usage, the Company expects gross profit percentages for the third and fourth quarters of fiscal 2002 to decline two to three percentage points from the gross profit percentage for the six months ended June 30, 2002 and be in the range of 47% and 48%.

Operating Expenses

Fulfillment.    Fulfillment expense for the six months ended June 30, 2002 was $9.0 million, representing a 25% increase from our fulfillment expense of $7.2 million for the six months ended June 30, 2001. This increase was attributable primarily to increases in the overall volume of the activities of our fulfillment operations and an increase in credit card fees. The Company recently opened ten regional distribution centers throughout the United States. The opening of these regional distribution centers did not have a material impact on fulfillment expense because the expense associated with the regional distribution centers were partially offset by reductions in the fulfillment expense of our primary distribution center in San Jose, California. As a percentage of revenues, fulfillment expense decreased from 20.3% for the six months ended June 30, 2001 to 13.5% for the six months ended June 30, 2002 due primarily to a combination of an increasing revenue base and improvements in our fulfillment productivity due to our continuous efforts to refine and streamline our fulfillment operations.

Technology and development.    Technology and development expense for the six months ended June 30, 2002 were $6.7 million, representing a 35% decrease from our technology and development expense of $10.4 million for the six months ended June 30, 2001. This decrease was caused primarily by decreases in personnel costs as a result of employees terminated as part of our restructuring during the three months ended September 30, 2001. As a percentage of revenues, technology and development expenses decreased from 29.3% for the six months ended June 30, 2001 to 10.0% for the six months ended June 30, 2002 due primarily to an increase in revenues and a decrease in the absolute dollar amount we spent on technology and development.

Marketing.    Marketing expense for the six months ended June 30, 2002 was $16.0 million, representing a 49% increase from our marketing expense of $10.7 million for the six months ended June 30, 2001. This increase was attributable primarily to a 136% increase in the number of new trial subscribers for the six months ended June 30, 2002 compared to the six months ended June 30, 2001 offset by decreases in the marketing cost per acquired subscriber from $46 to $29. The decrease in the cost per acquired subscriber was due primarily to costs related to free trials and marketing staff and other costs remaining relatively constant in absolute dollars but declining 55% on a per acquired subscriber basis due to the large increase in acquired subscribers. As a percentage of revenues, marketing expenses decreased from 30.3% for the six months ended June 30, 2001 to 23.9% for the six months ended June 30, 2002 due primarily to an increase in revenues. We expect the cost per acquired subscriber to increase for the third and fourth quarters of fiscal 2002 due to increases in incentive based marketing programs. In addition, Blockbuster announced in its June 2002 quarterly earnings call that it would begin testing this summer an in-store DVD subscription rental program, the DVD Freedom Pass, and that it may roll out this program nationwide by the end of the year. This program, as well as potential competition from other sources, such as Wal Mart’s online affiliate Walmart.com, may impact our business and cause us to increase our marketing expenditures.

General and administrative.    General and administrative expense for the six months ended June 30, 2002 was $2.9 million, representing a 16% increase from our general and administrative expense of $2.5 million for the six months ended June 30, 2001. This increase was attributable primarily to an increase in the number of personnel to support our increasing subscriber base as well as increased directors and officers insurance and property insurance costs and additional professional fees caused by public company filing requirements. As a percentage of revenues, general and administrative expenses decreased from 7.2% for the six months ended June 30, 2001 to 4.4% for the six months ended June 30, 2002 due primarily to an increase in revenues.

Stock-based compensation.    Stock-based compensation expense for the six months ended June 30, 2002 was $5.6 million, representing a 61% increase from our stock-based compensation expense of $3.5 million for the six months ended June 30, 2001. This increase was attributable to increased stock-based compensation for options granted with exercise prices below the deemed fair value of our common stock in the three months ended March 31, 2002 and a substantial increase in the fair value of our common stock in the same three month period and it’s associated impact on our variable award accounting related to the repriced options. Since our initial public offering, there is no longer any difference between fair market value and the exercise price for new option grants and consequently no new deferred stock-based compensation has or is expected to arise from any new awards. Consequently we expect our future stock-based compensation expense, associated with options granted below the deemed fair value, will relate to existing awards.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on our cash and cash equivalents offset by interest expense related to interest-bearing obligations. Interest and other expense, net was $11.3 million for the six months ended June 30, 2002, representing a substantial increase from our interest and other expense, net of $0.3 million for the six months ended June 30, 2001. This increase was attributable primarily to a non-cash $10.7 million one-time charge associated with our early repayment of all outstanding indebtedness under our subordinated promissory notes related to the acceleration of the accretion of the unamortized discount.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes and our initial public offering. On May 29, 2002, we closed the sale of 5,500,000 shares of common stock and on June 14, 2002, we closed the sale of an additional 825,000 shares of common stock, in an initial public offering at a price of $15.00 per share. A total of $94.9 million in gross proceeds was raised from this sale. After deducting the underwriting fee of approximately $6.7 million and approximately $2.3 million of offering expenses, net proceeds were approximately $85.9 million. As of June 30, 2002, we had cash and cash equivalents of $49.8 million and short-term investments of $42.0 million.

Net cash used in operating activities was $2.0 million for the six months ended June 30, 2001. Net cash provided by operating activities was $14.6 million for the six months ended June 30, 2002. The $16.6 million improvement in cash from operations between the six months ended June 30, 2001 and June 30, 2002 was driven primarily by a $31.5 million increase in our revenues and a $3.3 million increased in our accrued but unpaid expenses.

Net cash used in investing activities increased from $6.7 million for the six months ended June 30, 2001 to $51.4 million for the six months ended June 30, 2002. This increase was attributable primarily to a $42.1 million purchase of short-term investments with a portion of our initial public offering proceeds and a $5.1 million increase in the costs related to the acquisition of titles for our DVD library. While DVD acquisition expenditures are classified as cash flows from investing activities you may wish to consider these together with cash flows from operating activities.

Net cash used by financing activities was $1.8 million for the six months ended June 30, 2001, which increased to net cash provided by financing activities of $70.4 million for the six months ended June 30, 2002. The net cash provided by financing activities for the six months ended June 30, 2002 was attributable primarily to proceeds from the sale of our common stock in our initial public offering that raised net proceeds of $85.9 million, partially offset by the repayment of $14.2 million on our subordinated notes payable and $1.9 million on our other notes payable and capital lease obligations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The adoption of this standard will not impact our financial statements.

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. Previous accounting guidance was provided by EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Statement 146 replaces Issue 94-3. The adoption of this standard will not impact our financial statements.

Item 3.    Qualitative and Quantitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. Some of the securities we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and investments in a variety of securities, including commercial paper, money market funds, government and non-government debt securities and certificates of deposit with maturities of less than thirteen months. In general, money market funds are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to any material legal proceedings.

Item 2.    Changes in Securities and Use of Proceeds

(a)    None

(b)    None

(c)    Recent Sales of Unregistered Securities.

During the quarter ended June 30, 2002, we issued and sold an aggregate of 90,642 shares of common stock for aggregate proceeds of approximately $261,000, $0.001 par value per share pursuant to the exercise of stock options issued under our Amended and Restated 1997 Stock Plan. All such shares were sold for cash to our employees or former employees. There were no underwriting discounts or commissions applicable to such sales. We relied on Rule 701 of the Securities Act of 1933 for the sale of such shares.

In addition, on May 22, 2002, we issued an aggregate of 877,643 shares of our Series F Non-Voting Preferred Stock pursuant to pre-existing contractual obligations. This Series F Preferred Stock automatically converted into shares of common stock just prior to the effective date of the Company’s initial public offering. No further consideration was paid for the issuance of these shares. There were no underwriting discounts or commissions applicable to these issuances.

On May 31, 2002, we issued 65,422 shares of our common stock upon the exercise of one of our outstanding warrants for $196,266. In addition, on June 27, 2002, we issued 24,193 shares of our common stock upon the net exercise of one of our outstanding warrants. There were no underwriting discounts or commissions applicable to these issuances.

(d)  Use of Proceeds.

On May 29, 2002, we consummated the sale of an aggregate of 5,500,000 shares of our common stock, $0.001 par value per share, and on June 14, 2002 we consummated the sale of an aggregate of 825,000 shares of common stock, pursuant to our initial public offering registered on our registration statement on Form S-1 under the Securities Act of 1933 (File No. 333-83878). The aggregate offering price of and the gross proceeds we received from the initial public offering was $94,875,000. The registration statement was declared effective by the Securities and Exchange Commission on May 22, 2002. The offering of the aforementioned shares terminated on June 14, 2002. The managing underwriters for our initial public offering were Merrill Lynch & Co., Thomas Weisel Partners LLC and U.S. Bancorp Piper Jaffray. We reasonably estimate that the total expenses incurred by us in connection with the offering was approximately $9.0 million, including an aggregate of $6.7 million in underwriting discounts and commissions and an estimated $2.3 million in other expenses, resulting in estimated aggregate net proceeds to us of $85.9 million.

We used $14.2 million of the net proceeds from the offering to retire our subordinated promissory notes. The table below sets forth the aggregate net proceeds paid in connection with the repayment of our subordinated promissory notes, directly or indirectly, to:

•	our officers, directors and their associates;
•	persons owning 10% or more of our outstanding common stock; and
•	any of our affiliates.

Other than as set forth in the table below, none of the proceeds from the offering were paid, directly or indirectly, to any of our officers or directors or any of their associates, or to any other person.

Name and Title	Aggregate Principal Amount of Promissory Notes	Amount Paid, Including Interest
W. Barry McCarthy, Jr. Chief Financial Officer and Secretary	$30,000	$32,663

Patricia J. McCord Vice President of Human Resources	$10,000	$10,888

Neil Hunt Vice President of E-Commerce	$20,000	$21,775

Entities affiliated with Jay C. Hoag (1)	$8,290,287	$9,026,192

Entities affiliated with Michael N. Schuh (2)	$2,772,388	$3,018,485

Entities affiliated with Timothy M. Haley (3)	$1,670,667	$1,818,967

(1)
The record holders of such securities consist of: (i) TCV II, V.O.F.; (ii) Technology Crossover Ventures II, C.V.; (iii) TCV II Strategic Partners, L.P.; (iv) TCV II (Q), L.P.; (v) Technology Crossover Ventures II, L.P.; (vi) TCV IV, L.P.; (vii) TCV IV Strategic Partners, L.P.; and (viii) TCV Franchise Fund, L.P.

(2)	The record holders of such securities consist of: (i) Foundation Capital Leadership Fund, L.P. and (ii) Foundation Capital Leadership Principals Fund, LLC.
(3)	The record holders of such securities consist of: (i) Institutional Venture Partners VIII, L.P. and (ii) IVM Investment Fund VIII, LLC.

We invested approximately $42.1 million, of the remaining net proceeds, in short-term investments and the balance in cash and cash equivalents.

Item 4.    Submission of Matters to a Vote of Security Holders

In May 2002, our stockholders approved: (i) our amended and restated certificate of incorporation effecting a reverse stock split on our common stock prior to the consummation of our initial public offering; (ii) our amended and restated certificate of incorporation effective following the consummation of our initial public offering; (iii) our amended and restated bylaws effective after the consummation of our initial public offering; (iv) our 2002 Stock Plan; (v) our 2002 Employee Stock Purchase Plan; (vi) the form of indemnification agreements to be entered into with our officers and directors; and (vii) the waiver of certain registration rights granted under our amended and restated stockholders’ rights agreement. Each of the above matters was approved by: 1,481,512 shares of our Series A Preferred Stock, 1,585,644 shares of our Series B Preferred Stock, 1,771,017 shares of our Series C Preferred Stock, 2,165,961 shares of our Series D Preferred Stock, 3,186,007 shares of our Series E Preferred Stock, 108,385 shares of our Series E-1 Preferred Stock, 712,121 shares of our Series F Non-Voting Preferred Stock and 1,964,994 shares of our common stock. There were no votes cast against any of the matters that were approved, nor were there any abstentions or broker non-votes.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws. (1)

4.1	Form of Common Stock Certificate. (2)

10.1	Form of Indemnification Agreement with each of the Registrant’s Executive Officers and Directors. (3)

10.2	2002 Employee Stock Purchase Plan. (4)

10.3	Amended and Restated 1997 Stock Plan. (5)

10.4	2002 Stock Plan. (6)

10.5	Amended and Restated Stockholders’ Rights Agreement dated July 10, 2001. (7)

10.6	Office Lease dated October 27, 2000 with BR3 Partners. (8)

10.7
Letter Agreement dated August 11, 1999 with Lincoln-Recp Old Oakland Opco, LLC; First Amendment to Lease Agreement dated December 3, 1999; Second Amendment to Lease Agreement dated January 4, 2000; Third Amendment to Lease Agreement dated June 12, 2001 with Joseph Scully. (9)

10.8	Offer Letter dated April 19, 1999 with W. Barry McCarthy, Jr. (10)

10.9	Offer Letter dated March 25, 1999 with Tom Dillon. (11)

10.10	Offer Letter dated March 13, 2000 with Leslie J. Kilgore. (12)

10.11	Letter Agreement dated May 1, 2000 with Columbia TriStar Home Entertainment, Inc. (13)

10.12	Revenue Sharing Output License Terms with Warner Home Video. (14)

10.13	Form of Subordinated Promissory Note date July 10, 2001. (15)

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 3.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(2)	Incorporated by reference to Exhibit 4.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(3)	Incorporated by reference to Exhibit 10.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 20, 2002.
(4)	Incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(5)	Incorporated by reference to Exhibit 10.3 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 16, 2002.
(6)	Incorporated by reference to Exhibit 10.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(7)	Incorporated by reference to Exhibit 10.5 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(8)	Incorporated by reference to Exhibit 10.7 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(9)	Incorporated by reference to Exhibit 10.8 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(10)	Incorporated by reference to Exhibit 10.9 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(11)	Incorporated by reference to Exhibit 10.10 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(12)	Incorporated by reference to Exhibit 10.11 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(13)	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.
(14)	Incorporated by reference to Exhibit 10.13 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.
(15)	Incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.

(b)    We did not file any current reports on Form 8-K for the quarter ended June 30, 2002.

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc

Dated: August 13, 2002	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer

Dated: August 13, 2002	By:	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation.

3.2	Amended and Restated Bylaws. (1)

4.1	Form of Common Stock Certificate. (2)

10.1	Form of Indemnification Agreement with each of the Registrant’s Executive Officers and Directors. (3)

10.2	2002 Employee Stock Purchase Plan. (4)

10.3	Amended and Restated 1997 Stock Plan. (5)

10.4	2002 Stock Plan. (6)

10.5	Amended and Restated Stockholders’ Rights Agreement dated July 10, 2001. (7)

10.6	Office Lease dated October 27, 2000 with BR3 Partners. (8)

10.7
Letter Agreement dated August 11, 1999 with Lincoln-Recp Old Oakland Opco, LLC; First Amendment to Lease Agreement dated December 3, 1999; Second Amendment to Lease Agreement dated January 4, 2000; Third Amendment to Lease Agreement dated June 12, 2001 with Joseph Scully. (9)

10.8	Offer Letter dated April 19, 1999 with W. Barry McCarthy, Jr. (10)

10.9	Offer Letter dated March 25, 1999 with Tom Dillon. (11)

10.10	Offer Letter dated March 13, 2000 with Leslie J. Kilgore. (12)

10.11	Letter Agreement dated May 1, 2000 with Columbia TriStar Home Entertainment, Inc. (13)

10.12	Revenue Sharing Output License Terms with Warner Home Video. (14)

10.13	Form of Subordinated Promissory Note date July 10, 2001. (15)

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 3.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(2)	Incorporated by reference to Exhibit 4.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(3)	Incorporated by reference to Exhibit 10.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 20, 2002.
(4)	Incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(5)	Incorporated by reference to Exhibit 10.3 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 16, 2002.
(6)	Incorporated by reference to Exhibit 10.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(7)	Incorporated by reference to Exhibit 10.5 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(8)	Incorporated by reference to Exhibit 10.7 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(9)	Incorporated by reference to Exhibit 10.8 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(10)	Incorporated by reference to Exhibit 10.9 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(11)	Incorporated by reference to Exhibit 10.10 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(12)	Incorporated by reference to Exhibit 10.11 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(13)	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.
(14)	Incorporated by reference to Exhibit 10.13 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.
(15)	Incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.