Form 10-Q
period 2002-09-30
NETFLIX INC
filed 2002-11-14
CIK 1065280

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  YES ☒    NO ☐.

As of November 6, 2002 there were 22,127,160 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

Netflix, Inc.

Netflix, Inc.

Statements of Operations
(Unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues:
Subscription	$18,444	$40,163	$52,893	$105,840
Sales	434	568	1,401	1,778

Total revenues	18,878	40,731	54,294	107,618
Cost of revenues:
Subscription	9,667	21,147	38,620	53,798
Sales	176	349	622	948

Total cost of revenues	9,843	21,496	39,242	54,746

Gross profit	9,035	19,235	15,052	52,872
Operating expenses:
Fulfillment *	3,283	4,908	10,485	13,917
Technology and development *	4,463	3,966	14,833	10,665
Marketing *	3,444	9,299	14,187	25,291
General and administrative *	1,003	1,870	3,548	4,817
Restructuring charges	671	—	671	—
Stock-based compensation	1,220	1,467	4,699	7,053

Total operating expenses	14,084	21,510	48,423	61,743

Operating loss	(5,049)	(2,275)	(33,371)	(8,871)
Interest and other income (expense), net	(505)	580	(782)	(10,761)

Net loss	$(5,554)	$(1,695)	$(34,153)	$(19,632)

Net loss per share:
Basic and diluted	$(2.94)	$(0.08)	$(19.12)	$(1.72)

Weighted average shares outstanding:
Basic and diluted	1,891	21,922	1,786	11,395

* Amortization of stock-based compensation not included in expense line-item:
Fulfillment	$276	$119	$995	$867
Technology and development	423	503	1,643	2,780
Marketing	285	299	1,134	1,790
General and administrative	236	546	927	1,616

	$1,220	$1,467	$4,699	$7,053

See accompanying notes to financial statements.

Netflix, Inc.

Balance Sheets
(Unaudited)
(in thousands, except share data)

	As of
	December 31, 2001(1)	September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$16,131	$54,321
Short-term investments	—	43,217
Prepaid expenses	1,019	1,807
Prepaid revenue sharing expenses	732	379
Other current assets	1,670	1,551

Total current assets	19,552	101,275
DVD library, net	3,633	7,070
Intangible assets, net	7,917	6,902
Property and equipment, net	8,205	5,870
Deposits	1,677	1,185
Other assets	646	605

Total assets	$41,630	$122,907

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$13,715	$18,148
Accrued expenses	4,544	8,108
Deferred revenue	4,937	7,179
Current portion of capital lease obligations	1,345	1,482
Notes payable	1,667	—

Total current liabilities	26,208	34,917
Deferred rent	240	285
Capital lease obligations, less current portion	1,057	394
Subordinated notes payable	2,799	—

Total liabilities	30,304	35,596

Commitments and contingency

Redeemable convertible preferred stock	101,830	—
Stockholders’ (deficit) equity:
Convertible preferred stock, $0.001 par value; 8,500,000 shares authorized; 6,157,499 and no shares issued and outstanding at December 31, 2001 and September 30, 2002, respectively; aggregate liquidation preference of $2,222 at December 31, 2001 and $0 at September 30, 2002	6	—
Common stock, $0.001 par value; 100,000,000 and 150,000,000 shares authorized at December 31, 2001 and September 30, 2002, respectively; 2,161,855 and 22,069,068 issued and outstanding at December 31, 2001 and September 30, 2002, respectively	2	22
Additional paid-in capital	52,479	257,339
Deferred stock-based compensation	(5,725)	(13,755)
Accumulated other comprehensive income	—	603
Accumulated deficit	(137,266)	(156,898)

Total stockholders’ (deficit) equity	(90,504)	87,311

Total liabilities and stockholders’ (deficit) equity	$41,630	$122,907

(1)	Derived from audited financial statements

See accompanying notes to financial statements.

Netflix, Inc.

Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2001	2002
Cash flows from operating activities:
Net loss	$(34,153)	$(19,632)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	3,995	4,481
Amortization of DVD library	20,052	11,568
Amortization of intangible assets	1,479	2,333
Noncash charges for equity instruments granted to non-employees	28	40
Stock-based compensation expense	4,699	7,053
Gain on disposal of DVDs	—	(1,469)
Noncash interest expense	554	11,353
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	616	(316)
Accounts payable	1,618	4,433
Accrued expenses	(1,166)	3,564
Deferred revenue	690	2,242
Deferred rent	114	45

Net cash (used in) provided by operating activities	(1,474)	25,695

Cash flows from investing activities:
Purchases of short-term investments	—	(42,614)
Purchases of property and equipment	(2,668)	(1,563)
Acquisitions of DVD library	(5,844)	(15,314)
Proceeds from sale of DVDs	—	1,778
Deposits and other assets	(686)	533

Net cash used in investing activities	(9,198)	(57,180)

Cash flows from financing activities:
Proceeds from issuance of common stock	94	86,606
Net proceeds from issuance of subordinated notes payable and detachable warrants	12,831	—
Repurchases of common stock	(7)	(3)
Principal payments on notes payable and capital lease obligations	(2,907)	(16,928)

Net cash (used in) provided by financing activities	10,011	69,675

Net increase (decrease) in cash and cash equivalents	(661)	38,190
Cash and cash equivalents, beginning of period	14,895	16,131

Cash and cash equivalents, end of period	$14,234	$54,321

Supplemental disclosure:
Cash paid for interest	$627	$471
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$—	$583
Discount on capital lease obligation	$172	$—
Exchange of Series F non-voting convertible preferred stock for intangible asset	$4,483	$1,318
Unrealized gain on short-term investments	$—	$603
Conversion of redeemable convertible preferred stock to common stock	$—	$101,830

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

In connection with the change in business model, on January 1, 2001, the Company revised its amortization policy for the cost of its DVD library from an accelerated method using a three year life to the same accelerated method of amortization over one year. The change in life has been accounted for as a change in accounting estimate and is accounted for on a prospective basis from January 1, 2001. Had the one-year amortizable life been used beginning on January 1, 2000 instead of January 1, 2001, amortization expense for the three and nine months ended September 30, 2001 would have been $0.2 million and $10.1 million, respectively, lower than the amount recorded in our financial statements.

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

DVD library and accumulated amortization are as follows:

	As of
	December 31, 2001	September 30, 2002
DVD library	$35,039	$50,044
Less accumulated amortization	$(31,406)	$(42,974)

DVD library, net	$3,633	$7,070

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

The Company measured the original issuances and any subsequent adjustments using the deemed fair value of the securities at the issuance and any subsequent adjustment dates. The deemed value was recorded as an intangible asset and is amortized to cost of subscription revenues ratably over the remaining term of the agreements which initial terms were either three or five years. Total gross intangible assets related to these agreements as of December 31, 2001 and September 30, 2002 was $10,210 and $11,528, respectively. Accumulated amortization as of December 31, 2001 and September 30, 2002 was $2,622 and $4,799, respectively.

During 2001, in connection with a strategic marketing alliance agreement, the Company issued 416,440 shares of Series F Preferred Stock. These shares automatically converted into 138,813 shares of common stock upon the closing of the Company’s initial public offering. Under the agreement, the strategic partner has committed to provide, on a best-efforts basis, a stipulated number of impressions to a co-branded Web site and the Company’s Web site over a period of 24 months. In addition, the Company is allowed to use the partner’s trademark and logo in marketing the Company’s subscription services. The Company recognized the deemed fair value of these instruments as an intangible asset with a corresponding credit to additional paid-in capital. The intangible asset is being amortized on a straight-line basis to marketing expense over the two-year term of the strategic marketing alliance. The gross intangible asset related to this agreement as of December 31, 2001 and September 30, 2002 was $416. Accumulated amortization as of December 31, 2001 and September 30, 2002 was $87 and $243, respectively.

Netflix, Inc.

Notes to Financial Statements—(continued)
(in thousands, except share and per share data)

7.    Subordinated notes payable

In July 2001, the Company issued subordinated promissory notes and warrants to purchase 6,818,947 shares of its common stock at an exercise price of $3.00 per share for net proceeds of $12,831. The subordinated notes had an aggregate face value of $13,000 and stated interest rate of 10%. Approximately $10,884 of the proceeds was allocated to the warrants as additional paid-in capital and $1,947 was allocated to the subordinated notes payable. The resulting discount of $11,053 was being accreted to interest expense using an effective annual interest rate of 21%. The face value of the subordinated notes and all accrued interest were due and payable upon the earlier of July 2011 or the consummation of a qualified initial public offering. As of December 31, 2001 accrued and unpaid interest of $650 was included in the carrying amount of the subordinated notes payable balance of $2,799 in the accompanying financial statements. The Company consummated a qualified initial public offering on May 29, 2002 and repaid the face value and all accrued interest on the subordinated promissory notes. The repayment resulted in a non-cash interest expense of $10,695, related to the acceleration of the accretion of the discount, for the three months ended June 30, 2002 and for the nine months ended September 30, 2002.

8.    Revenue recognition

Subscription revenues are recognized ratably during each subscriber’s monthly subscription period. Refunds to customers are recorded as a reduction of revenues. Revenues from sales of DVDs are recorded upon shipment. Prior to adopting a subscription model, revenues from individual DVD rentals were recorded upon shipment.

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

In 2001, the Company offered employees and directors the right to exchange certain stock options. The Company exchanged options to purchase approximately 900,000 shares of common stock with varying exercise prices in exchange for options to purchase approximately 900,000 shares of common stock with an exercise price of $3.00 per share. As of September 30, 2002, exchanged options for approximately 700,000 shares of common stock were outstanding. The stock option exchange resulted in variable award accounting treatment for all of the exchanged options. Variable award accounting will continue until all options subject to variable accounting are exercised, cancelled or expire. Variable accounting treatment will result in unpredictable and potentially significant charges or credits to the Company’s operating expenses from fluctuations in the market price of the Company’s common stock. For each hypothetical one-dollar increase or decrease in the fair value of the Company’s common stock, the Company will record deferred compensation in an amount equal to the number of shares underlying the variable awards multiplied by the one-dollar change. However, to the extent these variable awards are not fully vested, the stock-based compensation expense will be less than the amount we record as deferred compensation.

10.    Comprehensive loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net loss, such as unrealized gains and losses on investments available for sale. The balances in accumulated other comprehensive income consist of unrealized gains on short-term investments.

11.    Net loss per share

Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common stock from outstanding options and warrants to purchase common stock, using the treasury stock method. All potential common stock issuances have been excluded from the computations of diluted net loss per share for all periods presented because the effect would be antidilutive.

Netflix, Inc.

Notes to Financial Statements—(continued)
(in thousands, except share and per share data)

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares (rounded to nearest thousand):

	As of September 30, 2001	As of September 30, 2002
	Shares	Shares	Weighted Average Exercise Price
Stock options outstanding	3,208	4,320	$3.23
Warrants outstanding	7,018	6,365	$3.22
Common stock subject to repurchase	193	28	$1.51

	10,419	10,713	$3.22
Redeemable convertible preferred stock	9,660	—	N/A
Convertible preferred stock	3,123	—	N/A

	23,202	10,713	N/A

12.    Recently issued accounting standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) 145 “Recision of FASB Statements no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Under Statement 4”, pursuant to which all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This statement eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt. The Company adopted FAS 145 during the nine months ended September 30, 2002, and as a result, has classified the charge related to the unamortized discount upon repayment of the subordinated notes payable as other expense, instead of extraordinary loss on extinguishment of debt, in the accompanying statements of operations.

13.    Stock split

On May 17, 2002, the Company amended its Certificate of Incorporation to effect a one-for-three reverse stock split of the Company’s common stock. Accordingly, all share and per share amounts for the Company’s common stock including common stock options, common stock warrants and net loss per common share information have been restated to retroactively reflect the stock split.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statements

This quarterly report contains certain forward-looking statements within the meaning of the federal securities laws, including statements regarding our expectations concerning our subscriber churn, the impact of competition on our revenues, amortization of intangible assets related to equity issued to studios, increased disc usage, gross profit, the expansion of our metropolitan shipping centers, the potential increase in marketing expenditures, and future stock-based compensation expense.

These statements are subject to risks and uncertainties that could cause actual results and events to differ, including: our ability to manage our growth, in particular managing our subscriber acquisition costs as well as the mix between revenue sharing titles and titles not subject to revenue sharing that are delivered to our subscribers; our ability to attract new subscribers and retain existing subscribers; fluctuations in consumer spending on DVD players, DVDs and related products; competition; deterioration of the U.S. economy or conditions specific to online commerce or the filmed entertainment industry; conditions that effect our delivery through the U.S. Postal Service, including increases in postage; increases in the costs of acquiring DVDs; and, widespread consumer adoption of different modes of viewing in-home filmed entertainment. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of our registration statement on Form S-1 (File No. 333-83878), as declared effective by the Securities and Exchange Commission on May 22, 2002.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this quarterly report, or to explain why actual results differ.

Overview

We are the largest online entertainment subscription service in the United States providing more than 742,000 subscribers access to a comprehensive library of more than 12,000 movie, television and other filmed entertainment titles. Our standard subscription plan allows subscribers to have three titles out at the same time with no due dates, late fees or shipping charges for $19.95 per month. Subscribers can view as many titles as they want in a month. Subscribers select titles at our Web site (www.netflix.com) aided by our proprietary CineMatch technology, receive them on DVD by first-class mail and return them to us at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in a subscriber’s queue.

We were organized as a Delaware corporation in August 1997. We have incurred significant losses since our inception. We expect that we will continue to incur losses for the foreseeable future. We also expect to incur significant marketing, technology and development, general and administrative and stock-based compensation expenses. As a result, we will need to increase our operating margins to achieve net income.

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

Change in Estimated Life of the Cost of Our Library

In late 2000 and early 2001, we entered into a series of revenue sharing agreements with studios which substantially changed our business model for acquiring DVDs and satisfying subscriber demand for titles. These revenue sharing agreements enable us to acquire DVDs at a lower upfront cost than traditional buying arrangements. We share a percentage of the net revenues generated by the use of each particular title with these studios over a fixed period of time, generally 12 months. Before this change in our business model, we typically acquired fewer copies of a particular title and utilized each copy over a longer period of time. The implementation of these revenue sharing agreements improved our ability to acquire larger quantities of newly released titles and satisfy a substantial portion of subscriber demand for such titles over a shorter period of time. On January 1, 2001, we revised the amortization policy for the cost of our library from an accelerated method using a three-year life to the same accelerated method of amortization using a one-year life.

The change in life has been accounted for as a change in accounting estimate on a prospective basis from January 1, 2001. Had the one-year amortizable life been used beginning on January 1, 2000 instead of January 1, 2001, amortization expense for the three and nine months ended September 30, 2001 would have been $0.2 million and $10.1 million, respectively, lower than the amount recorded in our financial statements.

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

Results of Operations

The following table sets forth consolidated results of operations and other data (in thousands, except per share data, per subscriber data and percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Revenues:
Subscription	$18,444	$40,163	$52,893	$105,840
Sales	434	568	1,401	1,778

Total revenues	18,878	40,731	54,294	107,618
Cost of revenues:
Subscription	9,667	21,147	38,620	53,798
Sales	176	349	622	948

Total cost of revenues	9,843	21,496	39,242	54,746

Gross profit	9,035	19,235	15,052	52,872
Operating expenses:
Fulfillment	3,283	4,908	10,485	13,917
Technology and development	4,463	3,966	14,833	10,665
Marketing	3,444	9,299	14,187	25,291
General and administrative	1,003	1,870	3,548	4,817
Restructuring charges	671	—	671	—
Stock-based compensation	1,220	1,467	4,699	7,053

Total operating expenses	14,084	21,510	48,423	61,743

Operating loss	(5,049)	(2,275)	(33,371)	(8,871)
Interest and other income (expense), net	(505)	580	(782)	(10,761)

Net loss	$(5,554)	$(1,695)	$(34,153)	$(19,632)

Net loss per share:
Basic and diluted	$(2.94)	$(.08)	$(19.12)	$(1.72)

Pro forma basic and diluted	$(.38)	$(.08)	$(2.46)	$(1.08)

Weighted average shares outstanding:
Basic and diluted	1,891	21,922	1,786	11,395

Pro forma basic and diluted	14,540	21,922	13,856	18,110

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
Other data:
(Unaudited)
EBITDA:
Operating loss	$(5,049)	$(2,275)	$(33,371)	$(8,871)
Add back:
Stock based compensation	1,220	1,467	4,699	7,053

Pro forma operating income (loss)	(3,829)	(808)	(28,672)	(1,818)
Depreciation of PP&E	1,319	1,576	3,995	4,481
Amortization of DVD Library	2,449	4,663	20,052	11,568
Amortization of Intangibles	667	808	1,479	2,333
Non-cash charges for equity granted to non-employees	8	40	28	40

EBITDA	$614	$6,279	$(3,118)	$16,604

Pro forma net income (loss):
Net loss	$(5,554)	$(1,695)	$(34,153)	$(19,632)
Add back:
Restructuring charges	671	—	671	—
Stock-based compensation	1,220	1,467	4,699	7,053
Non-cash interest on early repayment of debt	—	—	—	10,695

Pro forma net income (loss)	$(3,663)	$(228)	$(28,783)	$(1,884)

Pro forma net income (loss) per share:
Pro forma basic and diluted	$(.25)	$(.01)	$(2.08)	$(.10)

Subscribers:
New Trial Subscribers: during period	107	277	339	825
New Trial Subscribers year to year change	(20%)	159%	(6%)	143%
New Trial Subscribers quarter to quarter sequential change	22%	17%
Subscribers: end of period	334	742	334	742
Subscribers year to year change	40%	122%	40%	122%
Subscribers quarter to quarter sequential change	8%	11%
Free subscribers: end of period	19	34	19	34
Free subscribers as percentage of ending subscribers	5.7%	4.6%	5.7%	4.6%
Paid subscribers: end of period	315	708	315	708
Subscriber churn (monthly)	6.5%	7.2%	7.9%	7.0%
Subscription revenue per average paid subscriber (monthly)	$20.12	$19.97	$20.31	$20.22
Subscriber Acquisition Cost	$32.19	$33.57	$41.85	$30.66

Margins:
Gross margin	47.9%	47.2%	27.7%	49.1%
Operating margin	(26.7%)	(5.6%)	(61.5%)	(8.2%)
Pro forma operating margin	(20.3%)	(2.0%)	(52.8%)	(1.7%)
Net margin	(29.4%)	(4.2%)	(62.9%)	(18.2%)
Pro forma net margin	(19.4%)	(0.6%)	(53.0%)	(1.8%)

Expenses as percentage of revenues:
Fulfillment	17.4%	12.0%	19.3%	12.9%
Technology and development	23.6%	9.7%	27.3%	9.9%
Marketing	18.2%	22.8%	26.1%	23.5%
General and administrative	5.3%	4.6%	6.5%	4.5%

Operating expenses before stock-based compensation and restructuring	64.6%	49.2%	79.3%	50.8%
Restructuring charges	3.6%	0.0%	1.2%	0.0%
Stock-based compensation	6.5%	3.6%	8.7%	6.6%

Total operating expenses	74.7%	52.8%	89.2%	57.4%

Year to year change:
Subscription revenues	81.1%	117.8%	135.0%	100.1%
Sales revenues	100.0%	30.9%	100.0%	26.9%

Total revenues	85.4%	115.8%	141.3%	98.2%
Fulfillment	38.6%	49.5%	57.2%	32.7%
Technology and development	10.4%	(11.1%)	31.9%	(28.1%)
Marketing	(47.9%)	170.0%	(22.8%)	78.3%
Compensation and Restructuring	(46.2%)	86.4%	(19.1%)	35.8%

Unaudited Pro Forma Net Income (Loss) per Common Share—Pro forma basic net income (loss) per common share is computed by dividing net income or loss by the weighted average number of shares of common stock outstanding for the period (excluding shares subject to repurchase) plus the weighted average number of shares of common stock resulting from the assumed conversion of outstanding shares of convertible preferred stock upon the closing of the initial public offering as if the shares had been converted immediately upon their issuance. Pro forma diluted net loss per share is computed using the pro forma basic weighted-average number of outstanding shares of common stock and, when dilutive, potential common stock from outstanding options and warrants to purchase common stock, using the treasury stock method.

Churn—Average monthly churn for the quarter ended September 30, 2002 was 7.2%, representing an 0.5% increase from the average monthly churn of 6.7% for the quarter ended June 30, 2002. This increase was attributable primarily to a change in our Web site allowing online cancellation instead of requiring the use of an 800 number during business hours. The increase occurred primarily among new trial subscribers and across all new trial acquisition sources and geographic regions. We expect churn to remain in the 7 to 7.4% range in the fourth quarter of 2002. We calculate churn as a monthly percentage equal to a quotient, the numerator of which is the sum of the previous quarter’s ending subscribers plus the current quarter’s new trial subscribers minus the ending subscribers for the current quarter and the denominator of which is the sum of the previous quarter’s ending subscribers plus the current quarter’s new trial subscribers and then dividing this resulting number by 3, which is the number of months in the quarter. For example, assuming ending subscribers for the previous quarter of 670,000; new trial subscribers of 277,000 during the current quarter; current quarter ending subscribers of 740,000, gives a churn of 7.2% [i.e. ((670,000+277,000-740,000)/(670,000+277,000))/3 =7.2%].

Subscriber Acquisition Cost—We calculate subscriber acquisition cost by dividing the total marketing expense for the period by new trial subscribers during the period.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Revenues

We derive substantially all our revenues from monthly subscription fees. Periodically, we generate revenue from the sale of excess DVDs. We recognize subscription revenues ratably during each subscriber’s monthly subscription period. We recognize revenues from the sale of used DVD’s when the DVDs are shipped.

Our ability to sustain and grow our revenues may be adversely affected by, among other things, increased competition. Recently, Wal-Mart announced that it would begin testing a competing on-line DVD rental service called Wal-Mart DVD Rentals through its online affiliate Walmart.com. Walmart stated that it was launching the test for Wal-Mart DVD Rentals in October and, based on feedback it gathers from an initial group of customers, will fine-tune the service before rolling it out to all customers nationwide next year. In addition, Blockbuster continues to experiment with its in-store DVD rental subscription service, the DVD Freedom Pass, and recently announced that it is testing on-line DVD rentals through its subsidiary, filmcaddy.com, formerly dvdrentalcentral.com.

Subscription revenues.    Our subscription revenues for the three months ended September 30, 2002 were $40.2 million, representing a 118% increase from our subscription revenues of $18.4 million for the three months ended September 30, 2001. The increase in total subscription revenues was caused by a 119% increase in the average number of paying subscribers from 306,000 during the three months ended September 30, 2001 to 671,000 during the three months ended September 30, 2002. We believe the average number of subscribers increased for several reasons including the continuing consumer adoption of DVD players, our increasingly effective marketing programs and the opening of our regional distribution centers.

Sales revenues.    Our sales revenues for the three months ended September 30, 2002 were $0.6 million, representing a 31% increase from our sales revenues of $0.4 million for the three months ended September 30, 2001. This increase was attributable to an increase in our sale of used DVDs to resellers.

Cost of Revenues

Cost of subscription revenues consists of revenue sharing costs, amortization of our library, amortization of intangible assets related to equity investments issued to certain studios and postage and packaging costs related to shipping titles to paying subscribers. Cost of revenues for DVD sales includes salvage value and revenue sharing costs for used DVDs sold.

Cost of subscription revenues.    Cost of subscription revenues for the three months ended September 30, 2002 was $21.1 million, representing a 119% increase from our cost of subscription revenues of $9.7 million for the three months ended September 30, 2001. This increase was attributable primarily to the net effect of the following:

Revenue sharing costs.    Our revenue sharing costs for the three months ended September 30, 2002 were $7.9 million, representing a 128% increase from our revenue sharing costs of $3.5 million for the three months ended September 30, 2001. This increase was due primarily to a 119% increase in average number of paying subscribers between the three months ended September 30, 2001 and 2002, coupled with an increase in the mix between titles delivered to subscribers that were subject to revenue sharing versus titles that were not subject to revenue sharing. As a percentage of revenues, our revenue sharing costs increased from 18.3% in the three months ended September 30, 2001 to 19.4% during the three months ended September 30, 2002.

DVD amortization costs.    Our DVD amortization costs for the three months ended September 30, 2002 were $4.2 million, representing an 84% increase from our DVD amortization costs of $2.3 million for the three months ended September 30, 2001. The increase was due primarily to increased DVD acquisitions for our library to support our increased subscriber base.

Amortization of intangible assets related to equity issued to studios.    For the three months ended September 30, 2002, we recorded amortization costs related to equity issued to studios of $0.7 million compared to amortization costs of $0.6 million for the three months ended September 30, 2001. Our obligation to issue additional shares to these studios upon dilution ceased immediately prior to our initial public offering. We expect amortization of intangible assets related to equity issued to studios to remain relatively constant at approximately $0.7 million per quarter for the next five quarters.

Postage and packaging costs.    Our postage and packaging costs for the three months ended September 30, 2002 was $8.3 million, representing a 152% increase from our postage and packaging costs of $3.3 million for the three months ended September 30, 2001. This increase was attributable primarily to a 146% increase in the number of DVDs mailed to our paying subscribers, coupled with the rate for first-class postage increasing to $0.37 from $0.34 on June 30, 2002, partially offset by a reduction in per unit packaging costs.

Cost of sales revenue.    Cost of sales revenues for the three months ended September 30, 2002 was $0.3 million, an increase from our cost of sales revenue of $0.2 million for the three months ended September 30, 2001. This increase was attributable to an increase in sales of used DVDs.

Gross profit.    Our gross profit increased from $9.0 million for the three months ended September 30, 2001 to $19.2 million for the three months ended September 30, 2002, representing 47.9% and 47.2% of revenues, respectively. This slight decrease in our gross profit percentage is attributable primarily to an increase in our postage and packaging costs as a percentage of revenues, associated with the first-class postal rate increase, and a modest increase in disc usage by our subscribers, partially offset by a decrease in our content costs (such as revenue sharing costs, DVD amortization costs, and amortization of intangibles related to equity issued to studios), as a percentage of revenues. Content costs decreased as a percentage of revenues primarily due to the amortization of intangibles related to equity issued to studios being a fixed cost not correlated to our revenues or subscribers. Disc usage increased slightly primarily due to the modest increase in the disc usage by subscribers in those areas serviced by our regional distribution centers, also referred to as metropolitan shipping centers. We expect to see a similar modest increase in disc usage in those areas to be serviced by the additional metropolitan shipping centers we anticipate opening by the end of 2003. The Company expects gross profit percentages for the fourth quarter of fiscal 2002 to be in the range of 47% and 48%.

Operating Expenses

Fulfillment.    Fulfillment expense represents those expenses incurred in operating and staffing our distribution and customer service centers, including costs attributable to receiving, inspecting and warehousing our library. Fulfillment expense also includes credit card fees and other collection related expenses. Fulfillment expense for the three months ended September 30, 2002 was $4.9 million, representing a 50% increase from our fulfillment expense of $3.3 million for the three months ended September 30, 2001. This increase was attributable primarily to an increase in the overall volume of the activities of our fulfillment operations and an increase in credit card fees. The Company currently operates eleven metropolitan shipping centers, in ten separate locations, throughout the United States and recently announced plans to open approximately fourteen additional metropolitan shipping centers in the U.S. by the end of 2003. The opening of these additional metropolitan distribution centers is not anticipated to have a material impact on fulfillment expense because the expense associated with the metropolitan shipping centers will be offset partially by reductions in the fulfillment expense of our existing metropolitan shipping centers and our primary distribution center located in San Jose, California As a percentage of revenues, fulfillment expense decreased substantially from 17.4% for the three months ended September 30, 2001 to 12.0% for the three months ended September 30, 2002 due primarily to a combination of an increasing revenue base and substantial improvements in our fulfillment productivity due to our continuous efforts to refine and streamline our fulfillment operations. The rate of improvement in our fulfillment productivity may decrease in future periods as we reach diminishing marginal returns on the refinements and streamlining efforts to our operations.

Technology and development.    Technology and development expense consists of payroll and related expenses we incur related to testing, maintaining and modifying our Web site, CineMatch technology, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expense also includes depreciation of the computer hardware and software we use to run our Web site and store our data. Technology and development expense for the three months ended September 30, 2002 was $4.0 million, representing an 11% decrease from our technology and development expense of $4.5 million for the three months ended September 30, 2001. This decrease was caused primarily by decreases in personnel costs as a result of employees terminated as a part of our restructuring during the three months ended September 30, 2001. As a percentage of revenues, technology and development expense decreased from 23.6% for the three months ended September 30, 2001 to 9.7% for the three months ended September 30, 2002 due primarily to an increase in revenues.

Marketing.    Marketing expense consists of marketing, promotional and program expenditures, costs related to free trial periods and marketing staff. We obtain a large portion of our new subscribers through incentive-based marketing programs with third parties and consequently our marketing program expenditures fluctuate with the number of new subscribers acquired. The costs related to free trial periods includes revenue sharing costs, postage and packaging costs, library amortization costs and intangible amortization costs. Marketing expense for the three months ended September 30, 2002 was $9.3 million, representing a 170% increase from our marketing expense of $3.4 million for the three months ended September 30, 2001. This increase was attributable primarily to a 159% increase in the number of new trial subscribers for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 coupled with a 4.3% increase in the marketing cost per acquired subscriber increasing from $32.19 to $33.57. As a percentage of revenues, marketing expenses increased from 18.2% for the three months ended September 30, 2001 to 22.8% for the three months ended September 30, 2002 due primarily to new trial subscriber growth outstripping growth in average paying subscribers. We expect the cost per acquired subscriber to increase for the fourth quarters of fiscal 2002 due to increases in incentive based marketing programs. Competition, from sources such as Blockbuster and Walmart’s on-line affiliate Walmart.com, may impact our business and cause us to increase our marketing expenditures.

General and administrative.    General and administrative expense consists of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting, professional fees and other general corporate expenses. General and administrative expense for the three months ended September 30, 2002 was $1.9 million, representing a 86% increase from our general and administrative expense of $1.0 million for the three months ended September 30, 2001. This increase was attributable primarily to an increase in the number of personnel to support our growing subscriber base as well as increased directors and officers insurance and property insurance costs and additional professional fees caused by public company filing requirements. As a percentage of revenues, general and administrative expenses decreased from 5.3% for the three months ended September 30, 2001 to 4.6% for the three months ended September 30, 2002 due primarily to an increase in revenues.

Stock-based compensation.    The Company’s stock-based compensation expense relates to fixed award accounting for option grants with exercise prices below the deemed fair market value of our common stock and variable award accounting for options that were repriced in August 2001. Stock-based compensation expense for the three months ended September 30, 2002 was $1.5 million, consisting of $2.2 million related to fixed award accounting and a credit of $0.7 million related to variable award accounting, representing a 20% increase from our stock-based compensation expense of $1.2 million for the three months ended September 30, 2001 which all related to fixed award accounting.

The increase in the fixed award compensation expense was attributable to the issuance of options in 2002 with exercise prices below the deemed fair value of our common stock. Since our initial public offering, there is no longer any difference between fair market value and the exercise price for new option grants and as a result no new deferred stock-based compensation has or is expected to arise from new awards. Consequently, we expect our future stock-based compensation expense will relate to existing awards.

The decrease/credit in stock-based compensation expense related to variable award accounting was due to our stock price declining during the three months ended September 30, 2002.

In August 2001, we offered our employees and directors the right to exchange certain stock options. We exchanged options to purchase approximately 900,000 shares of common stock with varying exercise prices in exchange for options to purchase approximately 900,000 shares of common stock with an exercise price of $3.00 per share. As of September 30, 2002, approximately 700,000 of these awards were outstanding.

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

For example, as of September 30, 2002, if the market value of our common stock was different by $1.00, our deferred stock-based compensation would change by approximately $700,000 and our stock-based compensation expense would be affected by approximately $300,000. Once these variable awards become fully vested, our stock based compensation will be affected on a dollar-for-dollar basis and a change in our stock price will directly impact the amount we record as stock-based compensation in an amount equal to the number of shares underlying the variable awards outstanding multiplied by the change in the market value of our common stock. For example, assuming all of the approximately 700,000 variable awards are fully vested and outstanding and assuming an increase or decrease in the market value of our common stock of $1.00 in a quarter, our stock-based compensation expense or credit related to the variable awards for that quarter would be $700,000. As of September 30, 2002, most of these variable awards were not fully vested and had a variety of final vesting dates over the next two years.

Interest and Other Income (Expense), Net

Interest and other income (expense) net, consists primarily of interest earned on our cash and cash equivalents and short-term investments offset by interest expense related to interest-bearing obligations. Interest and other income, net was $0.6 million for the three months ended September 30, 2002, compared to interest and other expense, net of ($0.5 million) for the three months ended September 30, 2001. This change from expense to income was attributable primarily to interest income on the investment of net proceeds from our initial public offering in May 2002 and a reduction in interest-bearing obligations, some of which were repaid following our initial public offering.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Revenues

Subscription revenues.    Our subscription revenues for the nine months ended September 30, 2002 were $105.8 million, representing a 100% increase from our subscription revenues of $52.9 million for the nine months ended September 30, 2001. The increase in total subscription revenues was caused by a 96% increase in the number of average paying subscribers for the nine months ended September 30, 2001 of 282,000 to 554,000 for the nine months ended September 30, 2002. We believe the number of subscribers increased for several reasons including the continuing consumer adoption of DVD players, our increasingly effective marketing programs and the opening of our metropolitan shipping centers during the nine months ended September 30, 2002.

Sales revenues.    Our sales revenues for the nine months ended September 30, 2002 were $1.8 million, representing a 27% increase from our sales revenues of $1.4 million for the nine months ended September 30, 2001. This increase was attributable to increases in our sale of used DVDs to resellers.

Cost of Revenues

Cost of subscription revenues.    Cost of subscription revenues for the nine months ended September 30, 2002 was $53.8 million, representing a 39% increase from our cost of subscription revenues of $38.6 million for the nine months ended September 30, 2001. This increase was attributable primarily to the net effect of the following:

Revenue sharing costs.    Our revenue sharing costs for the nine months ended September 30, 2002 were $21.1 million, representing a 154% increase from our revenue sharing cost of $8.3 million for the nine months ended September 30, 2001. This increase was due primarily to a 96% increase in average number of paying subscribers between 2001 and 2002, coupled with an increase in the mix between titles delivered to subscribers that were subject to revenue sharing versus titles that were not subject to revenue sharing. As a percentage of subscription revenues, our revenue sharing costs increased from 15.4% during the nine months ended September 30, 2001 to 19.7% during the nine months ended September 30, 2002.

DVD amortization costs.    Our DVD amortization costs for the nine months ended September 30, 2002 were $10.3 million, representing a 43% decrease from our DVD amortization costs of $18.0 million for the nine months ended September 30, 2001. The decrease was attributable to an increase in amortization in the nine months ended September 30, 2001, which was caused by the change in the estimated life of our DVD library from three years to one year effective January 1, 2001, offset by an increase in amortization related to increased acquisitions for our library.

Amortization of intangible assets related to equity issued to studios.    For the nine months ended September 30, 2002, we recorded amortization costs of $2.0 million relating to equity issued to studios, representing a 50% increase from our amortization costs of $1.3 million for the nine months ended September 30, 2001. The increase in amortization was attributable to increases in intangible assets caused by our obligation to issue additional shares to these studios upon dilution, which ceased immediately prior to our initial public offering. We expect the amortization of intangible assets related to equity issued to studios to remain relatively constant at approximately $0.7 million per quarter for the next five quarters.

Postage and packaging costs.    Our postage and packaging costs for the nine months ended September 30, 2002 was $20.4 million, representing an 85% increase from our postage and packaging costs of $11.0 million for the nine months ended September 30, 2001. This increase was attributable primarily to a 107% increase in the number of DVDs mailed to our subscribers, coupled with the rate for first-class postage increasing to $0.37 from $0.34 on June 30, 2002, partially offset by a reduction in per unit packaging costs.

Cost of sales revenue.    Cost of sales revenues for the nine months ended September 30, 2002 were $0.9 million, representing a 52% increase from our cost of sales revenue of $0.6 million for the nine months ended September 30, 2001. This increase was attributable primarily to an increase in sales of used DVDs.

Gross profit.    Our gross profit increased from $15.1 million for the nine months ended September 30, 2001 to $52.9 million for the nine months ended September 30, 2002, representing 27.7% and 49.1% of revenues, respectively. Our gross profit percentages increased primarily as a result of the growth in our subscription revenues and a decrease in our direct incremental costs of providing those subscription services, coupled with the 43% reduction in DVD amortization costs in 2002 as compared to 2001.

Operating Expenses

Fulfillment.    Fulfillment expense for the nine months ended September 30, 2002 was $13.9 million, representing a 13% increase from our fulfillment expense of $10.5 million for the nine months ended September 30, 2001. This increase was attributable primarily to an increase in the overall volume of the activities of our fulfillment operations and an increase in credit card fees As a percentage of revenues, fulfillment expense decreased substantially from 19.3% for the nine months ended September 30, 2001 to 12.9% for the nine months ended September 30, 2002 due primarily to a combination of an increasing revenue base and substantial improvements in our fulfillment productivity due to our continuous efforts to refine and streamline our fulfillment operations, and a reduction in credit cards fees as a percentage of revenues. The rate of improvement in our fulfillment productivity may decrease in future periods as we reach diminishing marginal returns on the refinements and streamlining efforts to our operations.

Technology and development.    Technology and development expense for the nine months ended September 30, 2002 was $10.7 million, representing a 28% decrease from our technology and development expense of $14.8 million for the nine months ended September 30, 2001. This decrease was caused primarily by decreases in personnel costs as a result of employees terminated as part of our restructuring during the nine months ended September 30, 2001. As a percentage of revenues, technology and development expenses decreased from 27.3% for the nine months ended September 30, 2001 to 9.9% for the nine months ended September 30, 2002 due primarily to an increase in revenues and a decrease in the absolute dollar amount we spent on technology and development.

Marketing.    Marketing expense for the nine months ended September 30, 2002 was $25.3 million, representing a 78% increase from our marketing expense of $14.2 million for the nine months ended September 30, 2001. This increase was attributable primarily to a 143% increase in the number of new trial subscribers for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 offset by decreases in the marketing cost per acquired subscriber from $41.85 to $30.66. The decrease in the cost per acquired subscriber was due primarily to costs related to free trials and marketing staff and other costs increasing only moderately in absolute dollars but declining 27% on a per acquired subscriber basis due to the large increase in new trial subscribers. As a percentage of revenues, marketing expenses decreased from 26.1% for the nine months ended September 30, 2001 to 23.5% for the nine months ended September 30, 2002 due primarily to an increase in revenues. We expect the cost per acquired subscriber to increase for the fourth quarter of fiscal 2002 due to increases in incentive based marketing programs. Competition, from sources such as Blockbuster and Walmart’s on-line affiliate, Walmart.com, may impact our business and cause us to increase our marketing expenditures.

General and administrative.    General and administrative expense for the nine months ended September 30, 2002 was $4.8 million, representing a 36% increase from our general and administrative expense of $3.5 million for the nine months ended September 30, 2001. This increase was attributable primarily to an increase in the number of personnel to support our increasing subscriber base as well as increased directors and officers insurance and property insurance costs and additional professional fees caused by public company filing requirements. As a percentage of revenues, general and administrative expenses decreased from 6.5% for the nine months ended September 30, 2001 to 4.5% for the nine months ended September 30, 2002 due primarily to an increase in revenues.

Stock-based compensation.    Stock-based compensation expense for the nine months ended September 30, 2002 was $7.1 million, consisting of $5.7 million related to fixed award accounting and $1.4 million related to variable award accounting, representing a 50% increase from our stock-based compensation expense of $4.7 million for the nine months ended September 30, 2001 which all related to fixed award accounting.

The increase in the fixed award compensation expense was attributable to the issuance of options in 2002 with exercise prices below the deemed fair value of our common stock. Since our initial public offering, there is no longer any difference between fair market value and the exercise price for new option grants and as a result no new deferred stock-based compensation has or is expected to arise from new awards. Consequently, we expect our future stock-based compensation expense will relate to existing awards.

The increase in stock-based compensation expense related to variable award accounting was due to our stock price increasing during the nine months ended September 30, 2002.

Interest and Other Income (Expense), Net

Interest and other expense, net was ($10.8 million) for the nine months ended September 30, 2002, representing a substantial increase from our interest and other expense, net of ($0.8 million) for the nine months ended September 30, 2001. This increase was attributable primarily to a non-cash one-time charge of $10.7 million associated with our early repayment of all outstanding indebtedness under our subordinated promissory notes related to the acceleration of the accretion of the unamortized discount.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes and our initial public offering. As of September 30, 2002, we had cash and cash equivalents of $54.3 million and short-term investments of $43.2 million.

Net cash used in operating activities was $1.5 million for the nine months ended September 30, 2001. Net cash provided by operating activities was $25.7 million for the nine months ended September 30, 2002. The $27.2 million improvement in cash from operations between the nine months ended September 30, 2001 and September 30, 2002 was driven primarily by a $14.5 million reduction in net loss due to revenues growing at a much faster rate than operating expenses, offset by a $7.1 million reduction in depreciation and amortization, a $2.4 million increase in non-cash stock-based compensation, a $10.8 million increase in non-cash interest expense, and an $8.1 million increase in operating assets and liabilities, offset by $1.5 million gain on disposal of used DVDs.

Net cash used in investing activities increased from $9.2 million for the nine months ended September 30, 2001 to $57.2 million for the nine months ended September 30, 2002. This increase was attributable primarily to a $42.6 million purchase of short-term investments with a portion of our initial public offering proceeds and a $9.5 million increase in the costs related to the acquisition of titles for our DVD library. While DVD acquisition expenditures are classified as cash flows from investing activities you may wish to consider these together with cash flows from operating activities.

Net cash provided by financing activities increased to $69.7 million for the nine months ended September 30, 2002 from net cash provided by financing activities of $10 million for the nine months ended September 30, 2001. The net cash provided by financing activities for the nine months ended September 30, 2002 was attributable primarily to proceeds from the sale of our common stock in our initial public offering that raised net proceeds of $85.9 million, partially offset by the repayment of $14.2 million on our subordinated notes payable and $2.7 million on our other notes payable and capital lease obligations.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. As used in this Statement, a legal obligation is an obligation that a party is required to settle as a result of an existing or enacted law, statute, ordinance, or written or oral contract or by legal construction of a contract under the doctrine of promissory estoppel. This Statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. The adoption of this standard will not impact our financial statements.

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

Item 4.     Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

We are not a party to any material legal proceedings.

Item 2.     Changes in Securities and Use of Proceeds

(d)  Use of Proceeds.

We continue to maintain approximately $42.1 million of the net proceeds from our initial public offering in short-term investments and $29.6 million in cash and cash equivalents.

Item 6.     Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (16)

3.2	Amended and Restated Bylaws. (1)

4.1	Form of Common Stock Certificate. (2)

10.1	Form of Indemnification Agreement with each of the Registrant’s Executive Officers and Directors. (3)

10.2	2002 Employee Stock Purchase Plan. (4)

10.3	Amended and Restated 1997 Stock Plan. (5)

10.4	2002 Stock Plan. (6)

10.5	Amended and Restated Stockholders’ Rights Agreement dated July 10, 2001. (7)

10.6	Office Lease dated October 27, 2000 with BR3 Partners. (8)

10.7
Letter Agreement dated August 11, 1999 with Lincoln-Recp Old Oakland Opco, LLC; First Amendment to Lease Agreement dated December 3, 1999; Second Amendment to Lease Agreement dated January 4, 2000; Third Amendment to Lease Agreement dated June 12, 2001 with Joseph Scully. (9)

10.8	Offer Letter dated April 19, 1999 with W. Barry McCarthy, Jr. (10)

10.9	Offer Letter dated March 25, 1999 with Tom Dillon. (11)

10.10	Offer Letter dated March 13, 2000 with Leslie J. Kilgore. (12)

10.11	Letter Agreement dated May 1, 2000 with Columbia TriStar Home Entertainment, Inc. (13)

10.12	Revenue Sharing Output License Terms with Warner Home Video. (14)

10.13	Form of Subordinated Promissory Note date July 10, 2001. (15)

10.14	First Amendment to Strategic Marketing Agreement dated June 1, 2002 with Best Buy, Co., Inc.*

10.15	Strategic Marketing Agreement dated August 21, 2001 with Best Buy, Co., Inc.*

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 3.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(2)	Incorporated by reference to Exhibit 4.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(3)	Incorporated by reference to Exhibit 10.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 20, 2002.
(4)	Incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(5)	Incorporated by reference to Exhibit 10.3 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 16, 2002.
(6)	Incorporated by reference to Exhibit 10.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(7)	Incorporated by reference to Exhibit 10.5 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.

(8)	Incorporated by reference to Exhibit 10.7 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(9)	Incorporated by reference to Exhibit 10.8 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(10)	Incorporated by reference to Exhibit 10.9 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(11)	Incorporated by reference to Exhibit 10.10 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(12)	Incorporated by reference to Exhibit 10.11 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(13)	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.
(14)	Incorporated by reference to Exhibit 10.13 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.
(15)	Incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.
(16)	Incorporated by reference to our quarterly filing on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

(b)  Reports on Form 8-K.    We did not file any current reports on Form 8-K for the quarter ended September 30, 2002.

*	CONFIDENTIAL TREATMENT REQUESTED

Signatures

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc

Dated: November 11, 2002	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer

Dated: November 11, 2002	By:	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (Principal financial and accounting officer)

CERTIFICATIONS

I, Reed Hastings, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Netflix, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 11, 2002	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer

I, Barry McCarthy, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Netflix, Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 11, 2002	/s/ Barry McCarthy
Barry McCarthy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (16)

3.2	Amended and Restated Bylaws. (1)

4.1	Form of Common Stock Certificate. (2)

10.1	Form of Indemnification Agreement with each of the Registrant’s Executive Officers and Directors. (3)

10.2	2002 Employee Stock Purchase Plan. (4)

10.3	Amended and Restated 1997 Stock Plan. (5)

10.4	2002 Stock Plan. (6)

10.5	Amended and Restated Stockholders’ Rights Agreement dated July 10, 2001. (7)

10.6	Office Lease dated October 27, 2000 with BR3 Partners. (8)

10.7
Letter Agreement dated August 11, 1999 with Lincoln-Recp Old Oakland Opco, LLC; First Amendment to Lease Agreement dated December 3, 1999; Second Amendment to Lease Agreement dated January 4, 2000; Third Amendment to Lease Agreement dated June 12, 2001 with Joseph Scully. (9)

10.8	Offer Letter dated April 19, 1999 with W. Barry McCarthy, Jr. (10)

10.9	Offer Letter dated March 25, 1999 with Tom Dillon. (11)

10.10	Offer Letter dated March 13, 2000 with Leslie J. Kilgore. (12)

10.11	Letter Agreement dated May 1, 2000 with Columbia TriStar Home Entertainment, Inc. (13)

10.12	Revenue Sharing Output License Terms with Warner Home Video. (14)

10.13	Form of Subordinated Promissory Note date July 10, 2001. (15)

10.14	First Amendment to Strategic Marketing Agreement dated June 1, 2002 with Best Buy Co., Inc.*

10.15	Strategic Marketing Agreement dated August 21, 2001 with Best Buy Co., Inc;*

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 3.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(2)	Incorporated by reference to Exhibit 4.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(3)	Incorporated by reference to Exhibit 10.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 20, 2002.
(4)	Incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(5)	Incorporated by reference to Exhibit 10.3 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 16, 2002.
(6)	Incorporated by reference to Exhibit 10.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(7)	Incorporated by reference to Exhibit 10.5 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(8)	Incorporated by reference to Exhibit 10.7 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.

(9)	Incorporated by reference to Exhibit 10.8 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(10)	Incorporated by reference to Exhibit 10.9 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(11)	Incorporated by reference to Exhibit 10.10 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(12)	Incorporated by reference to Exhibit 10.11 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(13)	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.
(14)	Incorporated by reference to Exhibit 10.13 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.
(15)	Incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.
(16)	Incorporated by reference to our quarterly filing on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.

*	— Confidential Treatment Requested