Form 10-K
period 2002-12-31
NETFLIX INC
filed 2003-03-31
CIK 1065280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act

Common Stock, $.001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☐  No ☑

As of June 28, 2002, the aggregate market value of voting stock held by non-affiliates of the Registrant, based upon the closing sales price for the Registrant’s Common Stock, as reported in the NASDAQ National Market System, was $164,240,446. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of March 12, 2003, there were 22,890,491 shares of the registrant’s common stock, par value $0.001, outstanding.

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K:

Proxy Statement for the 2003 Annual Meeting of Shareholders—Part III Items 10, 11, 12 and 13.

PART I

Forward-Looking Statements

This annual report contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include statements regarding: our plans to open additional distribution centers in 2003; marketing expenses; technology and development expense; future stock-based compensation expense; our short-term investment strategy; international expansion; the ability of our recommendation service to accurately predict subscriber preferences; and customer acquisition and retention. These forward-looking statements are subject to risks and uncertainties described under the caption “Risks Related to Our Business” which could cause actual results to materially differ.

Item 1.	Business

We are the largest online entertainment subscription service in the United States providing more than 1,000,000 subscribers access to a comprehensive library of more than 14,500 movie, television and other filmed entertainment titles. Our standard subscription plan allows subscribers to have three titles out at the same time with no due dates, late fees or shipping charges for $19.95 per month. Subscribers can view as many titles as they want in a month. Subscribers select titles at our Web site (www.netflix.com) aided by our proprietary recommendation service, receive them on DVD by first-class mail and return them to us at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in a subscriber’s queue.

Our subscription service has grown rapidly since its launch in September 1999. We believe our growth has been driven primarily by our unrivalled selection, consistently high levels of customer satisfaction, rapid consumer adoption of DVD players and our effective marketing programs. In the San Francisco Bay area, where we have one- or two-day delivery, approximately 3.8% of all households subscribe to Netflix.

Our proprietary recommendation service enables us to create a customized store for each subscriber and to generate personalized recommendations which effectively merchandize our comprehensive library of titles. We provide more than 30 million personal recommendations daily. In the fourth quarter of 2002, more than 97% of our more than 14,500 titles were selected by our subscribers. In comparison, most entertainment service providers merchandize a narrow selection of box office hits. The average large video store carries less than 3,000 DVD titles. We believe that our recommendation technology, based on proprietary algorithms and the more than 230 million movie ratings we have collected from our users, enables us to build deep subscriber relationships and maintain a high level of library utilization.

We market our service to consumers primarily through pay-for-performance marketing programs, including online promotions, advertising insertions with most leading DVD player manufacturers and promotions with electronics and video software retailers. These programs encourage consumers to subscribe to our service and include a free trial period of typically 14 days. At the end of the trial period, subscribers are automatically enrolled as paying subscribers, unless they cancel their subscription. Approximately 90% of trial subscribers become paying subscribers. All paying subscribers are billed monthly in advance by credit card.

We stock almost every title available on DVD, excluding mature and adult content. We have established revenue sharing relationships with more than 50 studios and distributors. These relationships provide us access to titles on terms attractive to us. We also purchase titles directly from studios, distributors and independent producers.

We ship and receive DVDs from numerous shipping centers located throughout the United States. We currently are operating 18 shipping centers, including our San Jose operations, and plan to open additional shipping centers in 2003. These centers allow us to provide increasingly faster delivery and return service to our subscribers.

We are focused on growing our subscriber base and revenues and utilizing our proprietary technology to minimize operating costs. Our technology is extensively employed to manage and integrate our business, including our Web site interface, order processing, fulfillment operations and customer service. We believe that our technology also allows us to maximize our library utilization and to run our fulfillment operations in a flexible manner with minimal capital requirements.

Our service is available nationwide. However, we continue to evaluate international expansion opportunities and believe that, when and if appropriate, we will be successful in expanding our operations beyond the United States.

Industry Overview

Filmed entertainment is distributed broadly through a variety of channels. Out-of-home channels include movie theaters, airlines and hotels. In-home distribution channels include home video rental and retail outlets, cable and satellite television, pay-per-view, video-on-demand, or VOD, and broadcast television. Currently, studios distribute their filmed entertainment content approximately six months after theatrical release to the home video market, seven to nine months after theatrical release to pay-per-view and VOD, one year after theatrical release to satellite and cable and two to three years after theatrical release to basic cable and syndicated networks; however, in what may be an emerging trend, several of the major studios have recently shortened the release window on certain titles, in particular the theatrical to home video window.

Consumer Transition to DVD

The home video segment of the in-home filmed entertainment market has undergone a rapid technology transition away from VHS to DVD. At the end of 2002, there were 37 million U.S. television households with a stand-alone set-top DVD player, representing 34% of U.S. television households, according to Adams Media Research. This number does not include other electronic devices, such as desktop and laptop computers and video game players, many of which are also capable of playing DVDs. We believe this transition is analogous to the shift in the music industry from audio cassettes to compact discs that resulted in significant additional demand for both new releases and back catalogue inventory. Similarly, we anticipate that the DVD will, for all practical purposes, replace the VHS cassette and thereafter, the DVD will enjoy a similarly long consumer lifetime. Netflix provides titles to our subscribers on DVD only and has never carried VHS content.

Challenges Faced by Consumers in Selecting In-Home Filmed Entertainment

The proliferation of new releases available for in-home filmed entertainment and the additional demand for back catalogue titles on DVD create two primary challenges for consumers in selecting titles.

First, despite the large number of available titles, consumers lack a deep selection of titles from existing subscription channels and traditional video rental outlets. Subscription channels, such as HBO and Showtime, and pay-per-view services currently offer a narrow selection of titles at specified times due to programming schedule constraints and technological issues relating to channel capacity. Traditional video rental outlets primarily focus on offering new releases and devote limited space to display and stock back catalogue titles.

Even when consumers have access to the vast number of titles available, they generally have limited means to effectively sort through the titles. We believe our recommendation service provides our subscribers the tools to select titles within the vast array of options that appeal to their individual preferences.

Competitive Strengths

We believe that our revenue and subscriber growth are a result of the following competitive strengths:

•

Comprehensive Library of Titles.    We have developed strategic relationships with top studios and distributors, enabling us to establish and maintain a broad and deep selection of titles. Since our service is available nationally, we believe that we can economically acquire and provide subscribers a broader selection of titles than video rental outlets, video retailers, subscription channels, pay-per-view and VOD services. We currently offer virtually every title available from the more than 50 studios and distributors from whom we acquire titles. To maximize our selection of titles, we continuously add newly released titles to our library. Our library contains numerous copies of popular new releases, as well as the many titles that appeal to more select audiences.

•	Personalized Merchandizing. We utilize our proprietary recommendation service to create a custom interface for each subscriber to effectively merchandize our library. Users rate titles on our Web site, and our recommendation service compares these ratings against the database of ratings collected from our entire user base. For each visitor, these comparisons are used to make predictions about specific titles the visitor may enjoy. These predictions are used to merchandize titles to visitors throughout the Web site. We believe that our recommendation service allows us to create demand for our entire library and maximize utilization of each title. We believe that as the number of our subscribers and ratings database grows, our recommendation service will be able to more accurately predict individual preferences.

•	Scalable Business Model. We believe that we have a scalable, low-cost business model designed to maximize our revenues and minimize our costs. Subscribers’ prepaid monthly credit card payments and the recurring nature of our subscription business provide working capital benefits and significant near-term revenue visibility. In order to manage and contain subscriber acquisition costs, we primarily utilize pay-for-performance marketing programs. We have entered into revenue sharing agreements with studios and distributors to lower our upfront cash payments which enhance our ability to expand the depth and breadth of our library. Our scalable infrastructure and online interface eliminate the need for expensive retail outlets and allow us to service our large and expanding subscriber base from a series of low-cost shipping centers. We employ temporary, hourly and part-time workers to contain labor costs and provide maximum operating flexibility. Finally, we have low delivery costs through the use of standard first-class mail to ship and return titles to and from subscribers.

•	Convenience, Selection and Fast Delivery. Subscribers can conveniently select titles by building and modifying a personalized queue of titles on our Web site. We create a unique experience for subscribers because most pages on our Web site are tailored to individual selection and ratings history. Under our standard service, subscribers can have three titles out at the same time with no due dates or late fees. Once selected, available titles are sent to subscribers by first-class mail and returned to us in pre-paid mailers. Currently, we can reach more than half of our subscribers with generally next-day delivery. As we rollout more shipping centers, our one-day delivery service capability will increase. Upon receipt of returned titles, we automatically mail subscribers the next available title in their queue of selected titles.

Growth Strategy

Our strategy to provide a premier filmed entertainment subscription service to our large and growing subscriber base includes the following key elements:

•	Providing Compelling Value for Subscribers. We provide subscribers access to our comprehensive library of 14,500 titles with no due dates, late fees or shipping charges for a fixed monthly fee. We merchandize titles in easy to recognize lists including new releases, genres and other targeted categories. Our convenient, easy to use Web site allows subscribers to quickly select current titles, reserve upcoming releases and build an individual queue for future viewing using our proprietary personalization technology. Our recommendation service provides subscribers with recommendations of titles from our library. We quickly deliver titles to subscribers from our shipping centers located throughout the United States by standard first-class mail.

•

Utilizing Technology to Enhance Subscriber Experience and Operate Efficiently.    We utilize proprietary technology developed in-house to manage the processing and distribution of DVDs from our shipping centers. Our software automates the process of tracking and routing titles to and from each of our shipping centers and allocates order responsibilities among them. We continuously monitor, test and seek to improve the efficiency of our distribution, processing and inventory management systems as our subscriber base and shipping volume grows. As of December 31, 2002, we were operating from 13 shipping centers located throughout the United States, including our San Jose facility. During 2003, we anticipate opening between 10 to 15 additional shipping centers to reduce delivery time further and increase library utilization. We believe that shorter delivery time will result in improved customer acquisition, retention and satisfaction.

•	Building Mutually Beneficial Relationships with Filmed Entertainment Providers. We have entered into revenue sharing agreements with studios that lower our upfront cost of acquiring titles, minimize our inventory risk and increase the depth and breadth of our library. Our growing subscriber base provides studios with an additional distribution outlet for popular movies and television series, as well as niche titles and programs.

Our Web Site—www.netflix.com

We have applied substantial resources to plan, develop and maintain proprietary technology to implement the features of our Web site, such as subscription account signup and management, personalized movie merchandising, inventory optimization and customer support. Our software is written in a variety of languages and runs on industry standard platforms.

Our recommendation service uses proprietary algorithms to compare subscriber movie preferences with preferences of other users contained in our database. This technology enables us to provide personalized predictions and movie recommendations unique to each subscriber.

We believe our dynamic store software optimizes subscriber satisfaction and the management of our library by integrating the predictions from our recommendation service, subscribers’ current queues and viewing histories, inventory levels and other factors to determine which movies to merchandise to each subscriber.

Our proprietary movie search engine indexes our extensive library by title, actor and director, and sorts them by genre into collections.

Our account signup and management tools provide a subscriber interface familiar to online shoppers. We use a real-time postal address validator to help our subscribers enter correct postal addresses and to determine the additional postal address fields required to assure speedy and accurate delivery. We use an online credit card authorization service to help our subscribers avoid typographic errors in their credit card entries. These features help prevent fraud and subscriber disappointment resulting from failures to initiate a trial.

Throughout our Web site, we have extensive measurement and testing capabilities, allowing us to continuously optimize our Web site according to our needs as well as those of our subscribers. We use random control testing extensively.

Our Web site is run on hardware and software co-located at a service provider offering reliable network connections, power, air conditioning and other essential infrastructure. We manage our Web site 24 hours a day, seven days a week. We utilize a variety of proprietary software, freely available tools and commercially supported tools, integrated in a system designed to rapidly and precisely diagnose and recover from failures. Many of our Web site systems are redundant, including most of the networking hardware and the Web servers. We conduct upgrades and installations of software in a manner designed to minimize disruptions to our subscribers.

We make available on our Web site, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the Securities and Exchange Commission.

Merchandizing

The key to our merchandizing efforts is the personal recommendations generated by our recommendation service. All subscribers and site visitors are given many opportunities to rate titles. Based on the ratings we collect, we are able to predict how a particular subscriber will feel about other titles in our library. We can also generate “average” ratings for titles.

The ratings from our recommendation service also determine which titles are displayed to a subscriber and in which order. For example, a list of new releases may be ranked by user preference rather than by release date, allowing subscribers to quickly find titles they are more likely to enjoy. Ratings also determine which titles are featured in lead page positions on our Web site to increase customer satisfaction and selection activity. Finally, data from our recommendation service is used to generate lists of similar titles, which has proven to be a powerful method for catalogue browsing. Subscribers often start from a familiar title and use our “Recommendations” link to find other titles they may enjoy.

Recommendations are available to anyone who has rated titles on our Web site, whether or not they are a subscriber. By aggregating the ratings of our subscribers and other visitors, we have built what we believe to be the world’s largest personal movie ratings database, containing more than 230 million ratings.

We also provide our subscribers with decision support information about each title in our library. This information includes:

•	factual data, including length, rating, cast and crew, special DVD features and screen formats;

•	editorial perspective, including plot synopses, movie trailers and reviews written by our editors, third parties, and by other Netflix subscribers; and

•	Data from our recommendation service, including personal rating, average rating and other similar titles the subscriber may enjoy.

Marketing

We have multiple marketing channels through which we attract subscribers to our service. We compensate the majority of our channel partners on a pay-for-performance basis. We believe that our paid marketing efforts are significantly enhanced by the benefits of word-of-mouth advertising, our subscriber referrals and our active public relations program.

Online Advertising

Online advertising is our largest paid source of new subscribers. We advertise our service online through paid search listings, permission based e-mails, banner ads, and text on popular Web portals and other Web sites. In addition, we have an affiliate program whereby we make available Web-based banner ads and other advertisements that third parties may retrieve on a self-assisted basis from our Web site and place on their Web sites. Third parties that place our advertisements and generate online subscriber referrals are generally paid a cash bounty for each subscriber referred to us, with no minimum or maximum amounts for which we are liable.

Other Channels

We work with a number of other channels on an opportunistic basis. We have agreements with leading DVD player manufacturers requiring them to place inside DVD player boxes a Netflix insert that describes our service and offers a free trial. We have a relationship with Best Buy, a leading consumer electronics and video retailer, which involves a variety of promotional efforts using point-of-sale materials, stickers on product packaging and other items to promote Netflix in its stores and those of its subsidiaries.

Content Acquisition

We have entered into revenue sharing arrangements with more than 50 studios and distributors. Under these agreements, we generally obtain titles for a low initial cost in exchange for a commitment to share a percentage of our subscription revenues for a defined period of time. After the revenue sharing period expires for a title, the agreements generally grant us the right to acquire for a minimal fee a percentage of the units for retention or sale by us. The balance of the units are destroyed or returned to the originating studio. The principal terms of each agreement are similar in nature but are generally unique to each studio. In addition to revenue sharing agreements, we also purchase titles from various studios and distributors and other suppliers, on a purchase order basis. On a quarterly basis, we acquired approximately 60% to 80% of our DVDs through our revenue sharing arrangements.

Fulfillment Operations

We currently stock more than 14,500 titles on more than 5.1 million DVDs. During December 2002, we shipped to and received from subscribers more than 9.7 million DVDs. We have applied substantial resources developing, maintaining and testing the proprietary technology that helps us manage the fulfillment of individual orders and the integration of our Web site, transaction processing systems, fulfillment operations, inventory levels and coordination of our shipping centers.

We ship and receive DVDs from numerous shipping centers located throughout the United States. We currently are operating 18 shipping centers serving the metropolitan areas of Atlanta, Boston, Dallas, Denver, Detroit, Houston, Los Angeles, Miami, Minneapolis, New York, Newark, Philadelphia, Phoenix, Portland, San Francisco, Stamford, Seattle and Washington, DC. We plan to open additional shipping centers in 2003. We estimate the set-up cost of a shipping center to be approximately $60,000. The capacity of our shipping centers is a function of total square footage, configuration and staffing levels.

We believe our shipping centers allow us to improve the subscription experience for non-San Francisco Bay area subscribers by shortening the transit time for our DVDs in the U.S. Postal Service. Based on performance standards established by the U.S. Postal Service for its postal zones, we expect to be able to provide one-day delivery service to approximately 60% of the U.S. population by the end of 2003, or approximately 70% of our subscribers. Currently, based on these performance standards we can provide one- or two-day delivery service to more than 90% of the U.S. population.

Customer Service

We believe that our ability to establish and maintain long-term relationships with subscribers depends, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from our subscribers in order to continually improve our Web site and our service. Our customer service center is open seven days a week. We utilize email to proactively correspond with subscribers. We also offer phone support for subscribers who prefer to talk directly with a customer service representative. We focus on eliminating the causes of customer support calls and automating certain self-service features on our Web site, such as the ability to report and correct most shipping problems. Our customer service operations are housed in our San Jose, California facility.

Competition

The market for in-home filmed entertainment is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple in-home filmed entertainment providers and can easily shift spending from one provider to another. For example, consumers may subscribe to HBO, rent a DVD from Blockbuster, buy a DVD from Wal-Mart and subscribe to Netflix, or some combination thereof, all in the same month.

Video rental outlets and retailers against whom we compete include Blockbuster Video, Hollywood Entertainment, Amazon.com, Wal-Mart and Best Buy. In particular, Blockbuster continues to test in a number of its locations a store-based subscription model for DVD and game rentals which, if released nationally, would provide many of the benefits of our business model in a store-based retail environment. We believe that we compete with these video rental outlets and movie retailers primarily on the basis of title selection, convenience and price. We believe that our scalable business model and our subscription service with home delivery and access to our comprehensive library of more than 14,500 titles competes favorably against traditional video rental outlets.

We also compete against other online DVD subscription services, such as WalMart.com and FilmCaddy.com, a subsidiary of Blockbuster, Inc., subscription entertainment services, such as HBO and Showtime, pay-per-view and VOD providers and cable and satellite providers. We believe we are able to provide greater subscriber satisfaction due to the broader and deeper selection of titles we are able to offer subscribers, our ability to personalize our library to each subscriber based on the subscriber’s selection history, personal ratings and the tastes and preferences of similar users through our recommendation service and extensive database of user preferences as well as the ease and speed by which subscribers are able to select, receive and return titles.

VOD has received considerable media attention. VOD is now widely deployed in most major hotels, and has early deployments in many major cable systems. Within a few years, we believe VOD will become widely available to digital cable and satellite subscribers. VOD carries as many titles as can be effectively merchandized on a set-top box platform, which we believe to be generally up to 100 recent releases, plus adult content. For consumers who primarily want the latest big releases, VOD may be a convenient distribution channel. We believe that our strategy of developing a large and growing subscriber base and our ability to personalize our library to each subscriber by leveraging our extensive database of user preferences positions us favorably to provide digital distribution of filmed entertainment as that market develops.

Employees

As of December 31, 2002, we had 381 full-time employees. Of these full-time employees, 267 were in fulfillment operations, 64 were in technology and development, 19 were in marketing and 31 were general or administrative employees. We utilize part-time and temporary employees, primarily in Fulfillment Operations, to respond to fluctuating demand for DVD shipments. We had 114 temporary employees as of December 31, 2002. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Intellectual Property

We use a combination of trademark, copyright and trade secret laws and confidentiality agreements to protect our proprietary intellectual property. We have a registered trademark for the Netflix name. We have filed applications for several additional trademarks and two patents. Our outstanding trademark and patent applications may not be allowed. Even if these applications are allowed, they may not provide us a competitive advantage. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property related to our Web site and fulfillment processes. Competitors may successfully challenge the validity and scope of our trademarks.

From time to time, we encounter disputes over rights and obligations concerning intellectual property. We believe that our service offering does not infringe the intellectual property rights of any third party. However, we cannot assure you that we will prevail in any intellectual property dispute.

Item 2.	Properties

Our executive offices are located in Los Gatos, California, where we lease approximately 25,000 square feet under a lease that expires in October 2005. We also lease approximately 50,000 square feet of space in San Jose, California, where we maintain our customer service center, information technology operations and shipping center for the San Francisco Bay metropolitan area under a lease that expires in December 2004. As of December 31, 2002, we also had entered into leases with terms of less than 12 months for a total of approximately 72,000 square feet for shipping centers serving the metropolitan markets of Atlanta, Boston, Dallas, Denver, Detroit, Houston, Los Angeles, Minneapolis, New York, Newark, Phoenix, Stamford, Seattle, and Washington, DC.

Item 3.	Legal Proceedings

From time to time, we are subject to legal proceedings that arise in the ordinary course of our business, including claims relating to employee relations and business practices. However, we believe that these proceedings are not likely to result in judgments that will have a material adverse effect on our business, financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.	Market for the Registrant’s Common Equity and Related Stockholder Matters

Our common stock has traded on the Nasdaq National Market under the symbol “NFLX” since our initial public offering on May 23, 2002. As of March 12, 2003, there were approximately 144 stockholders of record of Netflix’s common stock, although Netflix believes that there is a significantly larger number of beneficial owners of our common stock.

The following table sets forth the high and low per share closing prices of Netflix’s common stock for the periods indicated, as reported by the Nasdaq National Market.

	High	Low
Year Ended December 31, 2002
Second Quarter	$16.94	$12.75
Third Quarter	$17.87	$9.70
Fourth Quarter	$12.79	$5.22

We have not declared or paid any cash dividends, and we have no present intention of paying any cash dividends in the foreseeable future.

Item 6.	Selected Financial Data

The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The statement of operations data set forth below for the years ended December 31, 2002, 2001 and 2000 and the balance sheet data as of December 31, 2002 and 2001 are derived from, and are qualified by reference to, our financial statements included elsewhere in this Annual Report on Form 10-K. The statement of operations data for the years ended December 31, 1999 and 1998 and the balance sheet data as of December 31, 2000, 1999 and 1998 are derived from, and are qualified by reference to our financial statements included elsewhere in this Annual Report on Form 10-K.

Statements of Operations Data

(in thousands, except per share data)

	Year Ended December 31,
	1998	1999	2000	2001	2002
Revenues:
Subscription	$585	$4,854	$35,894	$74,255	$150,818
Sales	754	152	—	1,657	1,988

Total revenues	1,339	5,006	35,894	75,912	152,806
Cost of revenues:
Subscription	535	4,217	24,861	49,088	77,044
Sales	776	156	—	819	1,092

Total cost of revenues	1,311	4,373	24,861	49,907	78,136

Gross profit	28	633	11,033	26,005	74,670
Operating expenses:
Fulfillment	763	2,446	10,247	13,452	19,366
Technology and development	3,857	7,413	16,823	17,734	14,625
Marketing	4,052	14,070	25,727	21,031	35,783
General and administrative	1,358	1,993	6,990	4,658	6,737
Restructuring charges	—	—	—	671	—
Stock-based compensation	1,151	4,742	8,803	5,686	9,831

Total operating expenses	11,181	30,664	68,590	63,232	86,342

Operating loss	(11,153)	(30,031)	(57,557)	(37,227)	(11,672)
Other income (expense):
Interest and other income	114	924	1,645	461	1,697
Interest and other expense	(42)	(738)	(1,451)	(1,852)	(11,972)

Net loss	$(11,081)	$(29,845)	$(57,363)	$(38,618)	$(21,947)

Net loss per share:
Basic and diluted	$(36.81)	$(21.41)	$(40.57)	$(21.15)	$(1.56)

Weighted average shares outstanding:
Basic and diluted	301	1,394	1,414	1,826	14,102

	As of December 31,
	1998	1999	2000	2001	2002
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$1,061	$14,198	$14,895	$16,131	$59,814
Short-term investments	—	—	—	—	43,796
Working (deficit) capital	(4,704)	11,028	(1,655)	(6,656)	66,649
Total assets	4,849	34,773	52,488	41,630	130,530
Capital lease obligations, less current portion	172	811	2,024	1,057	460
Notes payable, less current portion	—	3,959	1,843	—	—
Subordinated notes payable	—	—	—	2,799	—
Redeemable convertible preferred stock	6,321	51,819	101,830	101,830	—
Stockholders’ (deficit) equity	(8,044)	(32,028)	(73,267)	(90,504)	89,356

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(in thousands, except subscriber acquisition cost)
Other Data (Unaudited):
Number of subscribers at end of period	NA	107	292	456	857
New trial subscribers during the period	NA	127	515	566	1,140
Subscriber acquisition cost	NA	$110.79	$49.96	$37.16	$31.39

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes.

Overview

We are the largest online entertainment subscription service in the United States providing more than 1,000,000 subscribers access to a comprehensive library of more than 14,500 movie, television and other filmed entertainment titles. Our standard subscription plan allows subscribers to have three titles out at the same time with no due dates, late fees or shipping charges for $19.95 per month. Subscribers can view as many titles as they want in a month. Subscribers select titles at our Web site (www.netflix.com) aided by our proprietary recommendation service, receive them on DVD by first-class mail and return them to us at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in a subscriber’s queue.

We were organized as a Delaware corporation in August 1997. We have incurred significant losses since our inception. We may continue to incur losses, especially if the variable component of our stock based compensation increases as a result of increases in our stock price.

On May 29, 2002, the Company closed the sale of 5,500,000 shares of common stock and on June 14, 2002, the Company closed the sale of an additional 825,000 shares of common stock, in an initial public offering at a price of $15.00 per share. A total of $94,875,000 in gross proceeds was raised from these transactions. After deducting the underwriting fee of approximately $6,641,000 and approximately $2,060,000 of other offering expenses, net proceeds were approximately $86,174,000. Upon the closing of the initial public offering, all preferred stock was automatically converted into common stock.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The SEC has defined a company’s critical accounting policies as the ones that are most important to the portrayal of the company’s financial condition and results of operations, and which require the company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Change in Estimated Life of the Cost of Our Library

In late 2000 and early 2001, we entered into a series of revenue sharing agreements with studios, which substantially changed our business model for acquiring DVDs and satisfying subscriber demand for titles. These revenue sharing agreements enable us to acquire DVDs at a lower upfront cost than traditional buying arrangements. We share a percentage of the net revenues generated by the use of each particular title with these studios over a fixed period of time, generally 12 months. Before the change in our business model, we typically acquired fewer copies of a particular title and utilized each copy over a longer period of time. The implementation of these revenue sharing agreements improved our ability to acquire larger quantities of newly released titles and satisfy a substantial portion of subscriber demand for such titles over a shorter period of time. On January 1, 2001, we revised the amortization policy for the cost of our library from an accelerated method using a three-year life to the same accelerated method of amortization using a one-year life.

The change in life has been accounted for as a change in accounting estimate and is accounted for on a prospective basis from January 1, 2001. Had we continued to amortize the DVDs acquired prior to January 1, 2001 using a three-year life, amortization expense for 2001 would have been $4.7 million lower than the amount recorded in our financial statements.

Amortization of Upfront Costs of Our Library

Under our revenue sharing agreements, we remit an upfront payment to acquire titles from the studios. This payment includes a contractually specified initial fixed license fee that is capitalized. Certain of these payments also include a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is expensed as revenue sharing obligations are incurred. The initial fixed license fee is amortized on an accelerated basis over one year. We believe the use of an accelerated method is appropriate because we normally experience heavy initial demand for a title, which subsides once initial demand has been satisfied.

Revenues

We derive substantially all of our revenues from monthly subscription fees. From the launch of our Web site in April 1998 through January 1999, we generated revenues primarily from individual DVD rentals and sales to customers. In March 1999, we stopped selling new DVDs. From February 1999 through October 1999, we generated revenues primarily from individual DVD rentals to customers. In September 1999, we launched our subscription service, and through February 2000, for a fixed monthly subscription fee of $15.95, subscribers could have up to four titles per month with no due dates or late fees, and for $3.98, could order an additional title. In February 2000, we modified our standard subscription service to provide subscribers access to an unlimited number of titles for $19.95 per month, with a maximum of four titles out at any time. Existing subscribers were switched to our new service, some at $15.95 per month and the rest at $19.95 per month. In October 2000, we again modified our standard subscription service to provide subscribers access to an unlimited number of titles for a fixed monthly fee, with a maximum of three titles out at the same time. There is no minimum subscription period and subscribers can cancel our service at any time.

We had no DVD sales in 2000 and insignificant amounts in 2001 and 2002. Beginning in late 2000, as part of the change in our business model, we began acquiring larger quantities of particular titles through our revenue sharing agreements. As a result, once initial demand for a particular title has been satisfied, we may hold a number of titles in excess of the quantities needed to satisfy ongoing subscriber demand. Several studios allow us to sell the DVDs acquired from them at the end of the revenue sharing term. Before we sell a particular title, we compare the number of copies we hold to estimated future demand to determine the number of copies we can sell without jeopardizing our ability to satisfy future subscriber demand. From time to time, we expect to make bulk sales of our used DVDs to resellers.

We recognize subscription revenues ratably during each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues or deferred revenues, as appropriate. We recognize revenues from the sale of used DVDs to resellers when the DVDs are shipped to the reseller. Historically, revenues from DVD rentals and shipping revenues also were recognized when the product was shipped to the customer.

In addition to our standard service, we also offer subscribers other service plans and price points that allow subscribers to keep either fewer or more titles and range in subscription price. Approximately 90% of our paying subscribers pay $19.95 or more per month.

Cost of Revenues

Cost of Subscription Revenues

We acquire titles for our library using traditional buying methods and revenue sharing agreements. Traditional buying methods normally result in higher upfront costs when compared to titles obtained through revenue sharing agreements. Cost of subscription revenues consists of revenue sharing costs, amortization of our library, amortization of intangible assets related to equity instruments issued to certain studios and postage and packaging costs related to shipping titles to paying subscribers.

Revenue sharing costs.    Our revenue sharing agreements generally commit us to pay an initial upfront fee for each DVD acquired. Revenue sharing expense is recorded as DVD’s subject to revenue sharing agreements are shipped to subscribers. Under certain of our revenue sharing agreements, we pay an additional minimum revenue sharing fee for each DVD shipped to a subscriber. Other than the initial upfront payment for DVD’s acquired, we are not obligated to pay any minimum revenue sharing fee on DVDs that are not shipped to subscribers. We characterize these payments to the studios as revenue sharing costs. As of December 31, 2002, we had revenue sharing agreements with over 50 studios.

Amortization of the cost of DVDs.    On January 1, 2001, we revised the estimated life to one year and assumed a salvage value of $2.00 for the DVDs that we believe we will eventually sell. Prior to January 1, 2001, we amortized our cost of DVDs using an accelerated method over an estimated life of three years and assumed no salvage value.

Amortization of intangible assets related to equity issued to studios.    In 2000, in connection with signing revenue sharing agreements with Columbia TriStar Home Entertainment, Dreamworks International Distribution and Warner Home Video, we agreed to issue each of these studios an amount of our Series F Non-Voting Preferred Stock equal to 1.204% of our fully diluted equity securities outstanding. In 2001, in connection with signing revenue sharing agreements with Twentieth Century Fox Home Entertainment and Universal Studios Home Video, we agreed to issue to each of the two studios an amount of our Series F Non-Voting Preferred Stock equal to 1.204% of our fully diluted equity securities outstanding. As of December 31, 2001, the aggregate of Series F Non-Voting Preferred Stock granted to these five studios equaled 6.02% of our fully diluted equity securities outstanding. Our obligation to maintain the studios’ equity interests at 6.02% of our fully diluted equity securities outstanding terminated immediately prior to our initial public offering. The studios’ Series F Preferred Stock automatically converted into 1,596,415 shares of common stock upon the closing of our initial public offering. We measured the original issuances and any subsequent adjustments using the fair value of the securities at the issuance and any subsequent adjustment dates. The fair value was recorded as an intangible asset and is amortized to cost of subscription revenues ratably over the remaining term of the agreements which initial terms were either three or five years.

Postage and packaging.    Postage and packaging costs consist of the postage costs to mail titles to and from our paying subscribers, each of which was $0.34 through June 29, 2002 and increased to $0.37 on June 30, 2002, and the packaging and label costs for the mailers.

Cost of Sales Revenues

Cost of revenues for DVD sales includes the salvage value for used DVDs sold and, historically, cost of merchandise sold to customers.

Operating Expenses

Fulfillment

Fulfillment expense represents those expenses incurred in operating and staffing our distribution and customer service centers, including costs attributable to receiving, inspecting and warehousing our library.

Fulfillment expense also includes credit card fees and other collection related expenses. Through December 2001, we maintained only one distribution center in San Jose, California. As of December 31, 2002, we were operating from 13 shipping centers located throughout the United States, including our San Jose operations. During 2003, we anticipate opening between 10 to 15 additional shipping centers to continue to reduce delivery times and increase library utilization.

Technology and Development

Technology and development expense consists of payroll and related expenses we incur related to testing, maintaining and modifying our Web site, our recommendation service, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expense also includes depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience. We expect to continue to invest in technology and improvements in our Web site and internal-use software, and as a result, we expect our technology and development expense will continue to increase. We have capitalized technology and development related expenses of $1.3 million in 2000, $1.2 million in 2001 and $1.2 million in 2002. The capitalized amounts are amortized on a straight-line basis over the estimated period of benefit of each improvement, generally one year.

Marketing

Marketing expense consists of marketing expenditures and other promotional activities, including revenue sharing costs, postage and packaging costs and library amortization costs related to free trial periods. In the second half of 2001, we implemented several new subscriber acquisition activities which provide incentives in the form of pay-for-performance payments for each new subscriber provided to us. We anticipate that our marketing expense will increase in future periods as a result of the overall growth in our subscriber base, free trial offers and pay-for-performance arrangements.

General and Administrative

General and administrative expense consists of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting, professional fees and other general corporate expenses.

Stock-Based Compensation

Stock-based compensation for equity instruments issued to employees represents the aggregate difference, at the grant date, between the respective exercise price of stock options or stock grants and the fair market value of the underlying stock less forfeitures. Stock-based compensation is amortized over the vesting period of the underlying options or grants based on an accelerated amortization method.

In 2001, we offered our employees and directors the right to exchange certain stock options. We exchanged options to purchase approximately 900,000 shares of common stock with varying exercise prices in exchange for options to purchase approximately 900,000 shares of common stock with an exercise price of $3.00. As of December 31, 2002, approximately 635,000 of these options were outstanding. The stock option exchange resulted in variable award accounting treatment for all of the exchanged options. Variable award accounting will continue until all options subject to variable accounting are exercised, cancelled or expire. Variable accounting treatment will result in unpredictable and potentially significant charges or credits to our operating expenses from fluctuations in the market price of our common stock.

For each hypothetical one-dollar increase or decrease in the fair value of our common stock, we will record deferred compensation in an amount equal to the number of shares underlying the variable awards multiplied by the one-dollar change. However, to the extent these variable awards are not fully vested, our stock compensation expense will be less than the amount we record as deferred compensation. For example, if at December 31, 2002 the fair value of our common stock had increased or decreased by $1.00, our deferred stock-based compensation would change by approximately $0.6 million and our stock-based compensation expense would be affected by approximately $0.3 million. Once these variable awards become fully vested, our stock based compensation will be affected on a dollar-for-dollar basis and a change in our stock price will directly impact the amount we record as stock-based compensation in an amount equal to the number of shares underlying the variable awards outstanding multiplied by the change in the fair value of our common stock. For example, assuming all 635,000 exchanged options are fully vested and outstanding and assuming an increase or decrease in the fair value of our common stock of $1.00 in a quarter, our stock-based compensation expense or credit related to the variable awards for that quarter would be $0.6 million. As of December 31, 2002, most of these variable awards were not fully vested and had a variety of final vesting dates over the next two years.

Results of Operations

The following table sets forth, for the periods presented, certain data from our statements of operations as a percentage of total revenues. The information contained in the table below should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2000	2001	2002
Revenues:
Subscription	100.0%	97.8%	98.7%
Sales	—	2.2	1.3

Total revenues	100.0	100.0	100.0
Cost of revenues:
Subscription	69.3	64.7	50.4
Sales	—	1.1	0.7

Total cost of revenues	69.3	65.8	51.1

Gross profit	30.7	34.2	48.9
Operating expenses:
Fulfillment	28.5	17.7	12.7
Technology and development	46.9	23.4	9.6
Marketing	71.7	27.7	23.4
General and administrative	19.5	6.1	4.4
Restructuring charges	—	0.9	—
Stock-based compensation	24.5	7.5	6.4

Total operating expenses	191.1	83.3	56.5

Operating loss	(160.4)	(49.1)	(7.6)
Other income (expense):
Interest and other income	4.6	0.6	1.1
Interest and other expense	(4.0)	(2.4)	(7.8)

Net loss	(159.8)%	(50.9)%	(14.3)%

Year Ended December 31, 2001 Compared to Year ended December 31, 2002

Revenues

Subscription revenues.    Our subscription revenues increased from $74.3 million in 2001 to $150.8 million in 2002, representing a 103% increase. This increase was driven primarily by a 103% increase in the average number of subscribers between 2001 and 2002. We believe the increase in the number of subscribers was caused by our unrivalled selection of titles, consistently high levels of subscriber satisfaction, the rapid consumer adoption of DVD players and our increasingly effective marketing programs.

Cost of Revenues and Gross Profit

Cost of subscription revenues.    Cost of subscription revenues increased by $27.9 million from $49.1 million in 2001 to $77.0 million in 2002, representing a 57% increase. This increase was attributable primarily to a 117% increase in the number of DVDs mailed to our subscribers which was driven by a 104% increase in average paying subscribers. Our DVD amortization costs decreased by $4.2 million, representing a 21% decrease. The decrease was attributable primarily to a $4.7 million increase in amortization in 2001, which was caused by the change in the estimated life of our DVD library from three years to one year effective January 1, 2001, partially offset by an increase in amortization related to increased acquisitions for our library. Our revenue sharing costs increased by $16.8 million, representing a 132% increase. This increase was due primarily to a modest increase in the percentage of titles subject to revenue sharing agreements mailed to our subscribers. Our postage and packaging costs increased by $14.5 million, representing a 99% increase. Our postage rate per title in 2002 was lower than 2001, notwithstanding the rate for first-class postage increasing to $0.37 from $0.34 on June 30, 2002. This postage rate per title decrease was attributable primarily to a full year benefit of reduced postage per title as a result of packaging improvements completed during the second quarter of 2001. Our amortization of intangible assets increased by $0.8 million, representing a 43% increase. The increase in amortization was attributable to increases in intangible assets caused by our obligation to issue additional shares to these studios upon dilution, which ceased immediately prior to our initial public offering.

Gross profit.    Our gross profit increased from $26.0 million in 2001 to $74.7 million in 2002, representing 34.3% and 48.9% of revenues, respectively. Our gross profit percentages increased primarily as a result of the growth in our subscription revenues and a decrease in our direct incremental costs of providing those subscription services, coupled with the 21% reduction in DVD amortization costs in 2002 as compared to 2001.

Operating Expenses

Fulfillment.    Fulfillment expenses increased from $13.5 million in 2001 to $19.4 million in 2002, representing a 44% increase. This increase was attributable primarily to an increase in the overall volume of the activities of our fulfillment operations and an increase in credit card fees from $3.2 million in 2001 to $4.9 million in 2002. As a percentage of revenues, fulfillment expense decreased from 17.7% in 2001 to 12.7% in 2002 due primarily to a combination of an increasing revenue base and substantial improvements in our fulfillment productivity due to our continuous efforts to refine and streamline our fulfillment operations, and a reduction in credit cards fees as a percentage of revenues from 4.2% in 2001 to 3.2% in 2002. The rate of improvement in our fulfillment productivity may decrease in future periods as we reach diminishing marginal returns on the refinements and streamlining efforts to our operations. Credit card fees increased due to an increase in subscription revenues.

Technology and development.    Technology and development expenses decreased from $17.7 million in 2001 to $14.6 million in 2002, representing an 18% decrease. This decrease was caused primarily by decreases in personnel costs as a result of employees terminated as part of our restructuring in 2001. As a percentage of revenues, technology and development expenses decreased from 23.4% in 2001 to 9.6% in 2002 due primarily to an increase in revenues and a decrease in the absolute dollar amount we spent on technology and development.

Marketing.    Our marketing expenses increased from $21.0 million in 2001 to $35.8 million in 2001, representing a 70% increase. This increase was attributable primarily to a 101% increase in the number of new trial subscribers in 2002 compared to 2001, partially offset by decreases in the marketing cost per acquired subscriber from $37.16 to $31.39. The decrease in the cost per acquired subscriber was due primarily to costs related to free trials and marketing staff and other costs increasing only moderately in absolute dollars but declining 16% on a per acquired subscriber basis due to the large increase in new trial subscribers. As a percentage of revenues, marketing expenses decreased from 27.7% in 2001 to 23.4% in 2002 due primarily to an increase in revenues.

General and administrative.    Our general and administrative expenses increased from $4.7 million in 2001 to $6.7 million in 2002, representing a 45% increase. This increase was attributable primarily to an increase in the number of personnel to support our increasing subscriber base as well as increased directors and officers insurance and property insurance costs and additional professional fees caused by public company filing requirements. As a percentage of revenues, general and administrative expenses decreased from 6.1% in 2001 to 4.4% in 2002 due primarily to an increase in revenues.

Stock-based compensation.    Stock-based compensation expense increased from $5.7 million, consisting of $5.3 million related to fixed awards and $0.4 million related to variable awards, in 2001 to $9.8 million, consisting of $7.8 million related to fixed awards and $2.0 million related to variable awards, in 2002.

The increase in the fixed award compensation expense was attributable to the issuance of options in 2002, prior to our initial public offering, with exercise prices below the fair value of our common stock. Since our initial public offering, there is no longer any difference between fair market value and the exercise price for new option grants and as a result no new deferred stock-based compensation has or is expected to arise from new awards. Consequently, we expect our future stock-based compensation expense will relate to existing awards.

The increase in stock-based compensation expense related to variable awards was due to a full year of vesting for the variable awards, repriced in August of 2001, as compared to a partial year of vesting in 2001 partially offset by a decrease in the fair value of our common stock during 2002.

Interest and Other Income (Expense), Net

Interest and other expense, net increased substantially from ($1.4 million) in 2001 to ($10.3 million) in 2002. This increase was attributable primarily to a one-time non-cash charge of $10.7 million associated with our early repayment, triggered by the consummation of our initial public offering in May 2002, of all outstanding indebtedness under our subordinated promissory notes related to the acceleration of the accretion of the unamortized discount.

Year Ended December 31, 2000 Compared to Year Ended December 31, 2001

Revenues

Subscription revenues.    Our subscription revenues increased from $35.9 million in 2000 to $74.3 million in 2001, representing a 107% increase. This increase was driven primarily by an 88% increase in the average number of subscribers between 2000 and 2001. We believe the increase in the number of subscribers was caused by our unrivalled selection of titles, consistently high levels of subscriber satisfaction, the rapid consumer adoption of DVD players and our increasingly effective marketing programs. In addition, part of the increase was due to a $4.00 increase in the monthly subscription fee charged to some of our subscribers beginning in October 2000.

Cost of Revenues and Gross Profit

Cost of subscription revenues.    Cost of subscription revenues increased by $24.2 million from $24.9 million in 2000 to $49.1 million in 2001, representing a 97% increase. This increase was attributable primarily to 82% increase in the number of DVDs mailed to our subscribers which was driven by a 94% increase in average paying subscribers. Our revenue sharing costs increased by $11.4 million, representing a 816% increase. This increase was due primarily to a substantial increase in the percentage of titles subject to revenue sharing agreements mailed to our subscribers. Our DVD amortization costs increased by $8.1 million, representing a 70% increase. This increase was attributable primarily to the decrease in the period over which we amortize the cost of our library. Our postage and packaging costs increased by $3.3 million, representing a 29% increase. This increase was attributable primarily to an increase in the number of DVDs mailed to our subscribers, partially offset by a decrease in the postage rate per title as a result of packaging improvements. Our amortization of intangible assets increased by $1.4 million, representing a 321% increase. This increase was attributable to a full year of amortization in 2001 as compared to a partial year of amortization in 2000, additional deferred charges for two new revenue sharing agreements in 2001 and increases in deferred charges caused by our obligation to issue additional equity securities to these studios.

Gross profit.    Our gross profit increased from $11.0 million in 2000 to $26.0 million in 2001, representing a 136% increase and gross profit percentages of 31% in 2000 and 34% in 2001. Our gross profit percentages increased primarily as a result of the growth in our subscription revenues and a decrease in our direct incremental costs of providing those subscription services.

Operating Expenses

Fulfillment.    Fulfillment expenses increased from $10.2 million in 2000 to $13.5 million in 2001, representing a 31% increase. This increase was primarily attributable to increases in the overall volume of the activities of our primary fulfillment center and an increase in credit card fees from $1.6 million in 2000 to $3.2 million in 2001. As a percentage of revenues, fulfillment expenses decreased from 29% in 2000 to 18% in 2001 primarily due to a combination of an increasing revenue base and improvements in our fulfillment productivity due to our continuous efforts to refine and streamline our fulfillment operations. Credit card fees increased due to an increase in subscription revenues.

Technology and development.    Excluding capitalized software development costs, our technology and development expenses increased from $16.8 million in 2000 to $17.7 million in 2001, representing a 5% increase. This increase was primarily the result of our investment in storing data, handling large increases in traffic on our Web site and maintaining and modifying our software related to our Web site, our recommendation service and our internal-software infrastructure. As a percentage of revenues, technology and development expenses decreased from 47% in 2000 to 23% in 2001 primarily due to an increase in subscription revenues.

Marketing.    Our marketing expenses decreased from $25.7 million in 2000 to $21.0 million in 2001, representing an 18% decrease. This decrease was primarily attributable to scaling back the number of free trial offers for part of 2001 and a reduction in our free trial offer period of 30 days to typically 14 days for the balance of 2001. As a percentage of revenues, marketing expenses decreased from 72% in 2000 to 28% in 2001 primarily due to an increase in subscription revenues.

General and administrative.    Our general and administrative expenses decreased from $7.0 million in 2000 to $4.7 million in 2001, representing a 33% decrease. This decrease was primarily attributable to our cost containment efforts in 2001 and the $1.3 million one-time cost of our withdrawn public offering in 2000. As a percentage of revenues, general and administrative expenses decreased from 20% in 2000 to 6% in 2001 primarily due to an increase in subscription revenues.

Restructuring.    In 2001, we recorded a restructuring expense of $0.7 million relating to severance payments made to 45 employees we terminated in an effort to restructure our organization to streamline our processes and reduce expenses. We had no restructuring expense in prior years.

Stock-based compensation.    Our stock-based compensation expenses decreased from $8.8 million in 2000 to $5.7 million in 2001, representing a 35% decrease. This decrease was primarily attributable to reduced charges caused by utilization of the graded vesting method of stock compensation amortization and fewer options issued at exercise prices below the fair value of our common stock.

Interest and Other Income (Expense), Net

We had interest and other income, net of $0.2 million in 2000 and interest and other expense, net of ($1.4 million) in 2001. The change between 2000 and 2001 was attributable primarily to a decrease in interest income caused by a decrease in our interest bearing cash balances and additional interest charges caused by the issuance of subordinated notes payable with a face amount of $13.0 million.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes and our initial public offering. As of December 31, 2002, we had cash and cash equivalents of $59.8 million and short-term investments of $43.8 million. Although we currently anticipate that the proceeds from our May 2002 public offering, together with our available funds and cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. See “Risks Related to Our Business” and “Risks Related to Our Ownership.”

Net cash used in operating activities was $22.7 million in 2000. Net cash provided by operating activities was $4.8 million in 2001 and $40.1 million in 2002. Net cash used in operating activities in 2000 was primarily attributable to a net loss of $57.4 million and an increase in prepaid and other current assets, partially offset by deferred compensation expense, depreciation and amortization expense, non-cash interest expenses, increases in accounts payable, accrued expenses and deferred revenue. Net cash provided by operating activities in 2001 was primarily attributable to an increase in revenue, a decrease in operating expenses and an increase in accounts payable. Net cash provided by operating activities in 2002 was attributable primarily to a $16.7 million reduction in net loss due to revenues growing at a much faster rate than operating expenses, offset by a $3.3 million reduction in depreciation and amortization, a $4.1 million increase in non-cash stock-based compensation, a $10.4 million increase in non-cash interest expense, and a $9.3 million increase in operating assets and liabilities, offset by a $1.7 million gain on disposal of used DVDs.

Net cash used in investing activities was $25.0 million in 2000, $12.7 million in 2001 and $67.3 million in 2002. Net cash used in investing activities in 2000 was primarily attributable to our acquisition of titles for our library and property and equipment, partially offset by proceeds from the sale of short-term investments. Net cash used in investing activities in 2001 was primarily attributable to our acquisition of titles for our library and property and equipment. The 63% decrease in cash used to acquire DVDs in 2001 from 2000, primarily reflects the reduced cash requirements to acquire DVDs under our revenue sharing agreements. Net cash used in investing activities in 2002 was attributable primarily to a $43.0 million purchase of short-term investments with a portion of our initial public offering proceeds and $24.1 million related to the acquisition of titles for our DVD library. While DVD acquisition expenditures are classified as cash flows from investing activities you may wish to consider these together with cash flows from operating activities.

Net cash provided by financing activities was $48.4 million in 2000, $9.1 million in 2001 and $70.9 million in 2002. Net cash provided by financing activities in 2000 was primarily attributable to proceeds from the sale of our Series E Convertible Preferred Stock, partially offset by payments on notes payable and capital lease obligations. Net cash provided by financing activities in 2001 was primarily attributable to proceeds from the sale of common stock warrants and subordinated promissory notes, partially offset by payments on notes payable and capital lease obligations. Net cash provided by financing activities in 2002 was attributable primarily to proceeds from the sale of our common stock in our initial public offering that raised net proceeds of $86.2 million, partially offset by the repayment of $14.2 million on our subordinated notes payable and $2.9 million on our other notes payable and capital lease obligations.

Commitments and Contingencies

We had no material commitments for capital expenditures as December 31, 2002. We have lease obligations under noncancelable operating leases and capital leases with various expiration dates through March 2005. Future minimum lease payments under noncancelable operating and capital leases as of December 31, 2002, are as follows (in thousands):

Year Ending December 31,	Capital Leases	Operating Leases
2003	$1,326	$2,952
2004	462	2,640
2005	56	1,466

Total minimum payments	$1,844	$7,058

Recent Accounting Pronouncements

In June 2001, Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development, and/or normal use of the assets. We also will record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. We are required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on our financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance of Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 will be effective in 2003. The adoption of SFAS 146 is not expected to have a material impact on our financial results.

In November 2002, the EITF reached a consensus on Issue 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as a reduction of those costs in the income statement of the customer. The consensus reached also concludes that if rebates or refunds can be reasonably estimated, such rebates or refunds should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund. The provisions of this consensus are not expected to have a significant effect on our financial position or operating results.

In November 2002, the EITF reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this consensus are not expected to have a significant effect on our financial position or operating results.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. This initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31,

2002 and are not expected to have a material effect on our financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises, such as us, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Factors that May Affect future Results of Operations

If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

If our efforts to attract subscribers are not successful, our revenues will be affected adversely.

We must continue to attract and retain subscribers. To succeed, we must continue to attract a large number of subscribers who have traditionally used video retailers, video rental outlets, pay cable channels, such as HBO and Showtime, and pay-per-view and video-on-demand, or VOD, for in-home filmed entertainment. Our ability to attract and retain subscribers will depend in part on our ability to consistently provide our subscribers a high quality experience for selecting, viewing, receiving and returning titles, including providing accurate recommendations through our recommendation service. If consumers do not perceive our service offering to be of high quality, or if we introduce new services that are not favorably received by them, we may not be able to attract or retain subscribers. In addition, many of our new subscribers originate from word-of-mouth advertising and referrals from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract new subscribers, and as a result, our revenues will be affected adversely.

We rely heavily on our proprietary technology to process deliveries and returns of our DVDs and to manage other aspects of our operations, and the failure of this technology to operate effectively could adversely affect our business.

We use complex proprietary software to process deliveries and returns of our DVDs and to manage other aspects of our operations. Our proprietary technology is intended to allow our shipping centers throughout the United States to be operated on an integrated basis. We continually enhance or otherwise modify the software used for our distribution operations. For example, in early 2003 we introduced new software algorithms and procedures designed to enhance local delivery of available DVDs to our subscribers and to otherwise provide operational efficiencies at our shipping centers. We cannot be sure that the enhancements or other modifications we make to our distribution operations will achieve the intended results or otherwise be of value to our subscribers. If we are unable to maintain and enhance our technology to manage the processing of DVDs among our shipping centers in a timely and efficient manner, our ability to retain existing subscribers and to add new subscribers may be impaired.

If we are not able to manage our growth, our business could be affected adversely.

We have expanded rapidly since we launched our Web site in April 1998. We anticipate further expanding our operations to help grow our subscriber base and to take advantage of favorable market opportunities. Any future expansion will likely place significant demands on our managerial, operational, administrative and financial resources. If we are not able to respond effectively to new or increased demands that arise because of our growth, or, if in responding, our management is materially distracted from our current operations, our business may be affected adversely. In addition, if we do not have sufficient breadth and depth of the titles necessary to satisfy increased demand arising from growth in our subscriber base, our subscriber satisfaction may be affected adversely.

In 2002, we opened approximately 12 shipping centers throughout the United States. We currently plan to open approximately 10 to 15 additional shipping centers in 2003. Although we have a limited history in operating our shipping centers, we have seen a decrease in the delivery and return time for DVDs to those subscribers serviced by the shipping centers. In addition, we have experienced an increase in the exchange of titles by subscribers in those areas. The more frequent exchange of titles has increased our shipping and delivery costs and revenue sharing expenses while at the same time, along with other enhancements to our service, resulted in improved subscriber retention. If the improved retention is not maintained or improved as necessary to offset the costs resulting from any increased usage, or if other mitigating factors do not offset such costs, our operating results will be adversely affected.

We have no experience offering our subscription service outside the United States. If we offer our service outside the United States, we will need to focus substantial resources to handling operations in a foreign environment, including addressing issues related to foreign labor markets and the regulatory environments. As a result, our managerial, operational, administrative and financial resources may be strained. Any international expansion may not achieve the subscriber acquisition or operating results anticipated by us at the time we determine to expand our operations internationally.

If we experience excessive rates of subscriber churn, our revenues and business will be harmed.

We must minimize the rate of loss of existing subscribers while adding new subscribers. Subscribers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, delivery takes too long, the service is a poor value and customer service issues are not satisfactorily resolved. We must continually add new subscribers both to replace subscribers who cancel and to continue to grow our business beyond our current subscriber base. If too many of our subscribers cancel our service, or if we are unable to attract new subscribers in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers.

We have a limited operating history and history of net losses, and we may experience net losses in the future.

You should consider our business and prospects in light of the risks, expenses and difficulties encountered by companies in their early stage of development. We have experienced significant net losses since our inception and, given the significant operating and capital expenditures associated with our business plan, we may experience net losses in the future. We cannot assure you that we will be able to achieve profitability. If we do achieve profitability, we cannot be certain that we will be able to sustain or increase such profitability. We incurred net losses of $21.9 million for the year ended 2002.

Our operating results are expected to be difficult to predict based on a number of factors that also will affect our long-term performance.

We expect our operating results to fluctuate in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period-to-period and may affect our long-term performance:

•	our ability to manage our fulfillment processes to handle significant increases in the number of subscribers and subscriber selections;

•	our ability to improve or maintain gross margins in our business;

•	changes by our competitors to their product and service offerings;

•	price competition;

•	our ability to maintain an adequate breadth and depth of titles;

•	our ability to manage our inventory levels;

•	changes in promotional support offered by studios;

•	our ability to maintain, upgrade and develop our Web site, our internal computer systems and our fulfillment processes and utilize efficiently our shipping centers;

•	fluctuations in consumer spending on DVD players, DVDs and related products;

•	fluctuations in the use of the Internet for the purchase of consumer goods and services such as those offered by us;

•	technical difficulties, system downtime or Internet disruptions;

•	our ability to attract new and qualified personnel in a timely and effective manner and retain existing personnel;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	our ability to effectively manage the development of new business segments and markets;

•	our ability to maintain and develop new and existing marketing relationships;

•	our ability to successfully manage the integration of operations and technology resulting from acquisitions;

•	governmental regulation and taxation policies; and

•	general economic conditions and economic conditions specific to the Internet, online commerce and the movie industry.

In addition to these factors, our operating results may fluctuate based upon seasonal fluctuations in DVD player sales and in the use of the Internet. During our limited operating history, we have experienced greater additions of new subscribers during late fall and the winter months, and these seasonal fluctuations may continue in future periods.

If our efforts to build strong brand identity, and improve subscriber satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our operating results will be affected adversely.

The Netflix brand is young, and we must continue to build strong brand identity. To succeed, we must continue to attract and retain a large number of owners of DVD players who have traditionally relied on store-based rental outlets and persuade them to subscribe to our service through our Web site. We may be required to incur significantly higher advertising and promotional expenditures than we currently anticipate to attract large numbers of new subscribers. We believe that the importance of brand loyalty will increase with a proliferation of DVD subscription services and other means of distributing titles, such as VOD. If our branding efforts are not successful, our operating results and our ability to attract and retain subscribers will be affected adversely.

If we experience delivery problems or if our subscribers or potential subscribers lose confidence in the U.S. mail system, we could lose subscribers, which could adversely affect our operating results.

We rely exclusively on the U.S. Postal Service to deliver DVDs from our shipping centers and to return DVDs to us from our subscribers. We are subject to risks associated with using the public mail system to meet our shipping needs, including delays caused by bioterrorism, potential labor activism and inclement weather. For example, in the fall of 2001 terrorists used the U.S. Postal Service to deliver envelopes containing Anthrax, following which mail deliveries around the United States experienced significant delays. Our DVDs also are subject to risks of breakage during delivery and handling by the U.S. Postal Service. The risk of breakage is also impacted by the materials and methods used to replicate our DVDs. If the entities replicating our DVDs use materials and methods more likely to break during delivery and handling or we otherwise fail to timely deliver DVDs to our subscribers, our subscribers could become dissatisfied and cancel our service, which could adversely affect our operating results and increased breakage rates for our DVDs will increase our cost of acquiring titles.

Increases in the cost of delivering DVDs could adversely affect our gross profit and marketing expenses.

Increases in postage delivery rates will adversely affect our gross profit if we elect not to raise our subscription rates to offset the increase. For example, in June 2002, the rate for first-class postage increased from $0.34 to $0.37 which increase will directly impact our cost of shipping DVDs. In addition, the U.S. Postal Service has announced long-term plans to reduce its costs and make its service more efficient. If the Postal Service were to change any policies relative to the requirements of first-class mail, including changes in size, weight or machinability qualifications, such changes could result in increased shipping costs for our DVDs and our gross profit could be affected adversely. Also, if the U.S. Postal Service curtails its services, such as by the discontinuation of Saturday delivery service, our ability to timely deliver DVDs could diminish, and our subscriber satisfaction could be affected adversely.

Currently, most filmed entertainment is packaged on a single lightweight DVD. Our delivery process is designed to accommodate the delivery of one DVD to fulfill a selection. Because of the lightweight nature of a DVD, we generally mail one envelope containing a title using standard first-class postage. However, studios occasionally provide additional content on a second DVD, or may package a title on two DVDs. If packaging of filmed entertainment on multiple DVDs were to become more prevalent, or if the weight of DVDs were to increase, our costs of delivery and fulfillment processing would increase. In addition, we expense shipping costs of free trial programs to new subscribers as marketing expense. Therefore, if the cost of delivering titles were to increase, our marketing expense would be adversely affected.

If we are unable to effectively utilize our recommendation service, our business may suffer.

Based on proprietary algorithms, our recommendation service enables us to predict and recommend titles and effectively merchandize our library to our subscribers. We believe that in order for our recommendation service to function most effectively, it must access a large database of user ratings. We cannot assure you that the proprietary algorithms in our recommendation service will continue to function effectively to predict and recommend titles that our subscribers will enjoy or that we will continue to be successful in enticing subscribers to rate enough titles for our database to effectively predict and recommend new or existing titles.

We are continually refining our recommendation service in an effort to improve its predictive accuracy and therefore its usefulness to our subscribers. We may experience difficulties in implementing such refinements. For example, in the fourth quarter of 2002, we did not launch a new version of our recommendation service due to implementation difficulties. While we did launch the new version in the first quarter of 2003, we cannot assure you that we will be will be able to continue to make and implement meaningful refinements to our recommendation service.

If our recommendation service does not enable us to predict and recommend titles that our subscribers will enjoy or if we are unable to implement meaningful improvements, our personal movie recommendation service will be less useful, in which event:

•	our subscriber satisfaction may decrease, subscribers may perceive our service to be of lower value and our ability to attract and retain subscribers may be affected adversely;

•	our ability to effectively merchandise and utilize our library will be affected adversely; and

•	our subscribers may default to choosing titles from among new releases or other titles that cost us more to provide, and our margins may be affected adversely.

If we do not correctly anticipate our short and long-term needs for titles that we acquire pursuant to revenue sharing agreements, our subscriber satisfaction and results of operations may be affected adversely.

Under our revenue sharing agreements, we generally pre-order titles prior to their release on DVD based on our anticipated needs. If we anticipate inaccurately and we acquire insufficient copy depth for specific titles, it is generally impracticable for us to acquire additional copy depth for such titles while such titles are subject to revenue sharing. If we do not acquire sufficient copies of titles, we may not satisfy subscriber demand, and our subscriber satisfaction and results of operations could be affected adversely. Conversely, if we attempt to mitigate this risk and acquire more copies than needed to satisfy our subscriber demand, then our inventory utilization would become less effective and our gross margins would be affected adversely.

If our subscribers select titles that are more expensive for us to acquire and deliver on a more frequent basis, our expenses would increase.

Certain titles cost us more to acquire or result in greater revenue sharing expenses depending on the source from whom they are acquired and the terms on which they are acquired. If subscribers select these more costly titles more often on a proportional basis compared to all titles selected, our revenue sharing and other DVD acquisition expenses could increase, and our gross margins could be adversely affected.

If we are unable to offset increased demand for titles with increased subscriber retention or operating margins, our operating results may be affected adversely.

Subscribers to our service can view as many titles as they want every month and, depending on the service plan, may have out between two and eight titles at a time. Currently we operate 18 shipping centers and plan to open additional centers in 2003. With our use of these shipping centers and the associated software and procedural upgrades, there has been a reduction in the transit time of DVDs. As a result, our subscribers have been able to exchange more titles per month, which has increased our operating costs. As we rollout additional shipping centers or further refine our distribution process, we may see an increase in usage by our subscribers. If our subscriber retention does not increase or our operating margins do not improve to an extent necessary to offset the effect of increased operating costs, our operating results will be adversely affected.

In addition, subscriber demand for titles may increase for a variety of other reasons beyond our control, including promotion by studios and seasonal variations in movie watching. Our subscriber growth and retention may be affected adversely if we attempt to increase our monthly subscription fees to offset any increased costs of acquiring or delivering titles.

If we are unable to compete effectively, our business will be affected adversely.

The market for in-home filmed entertainment is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple in-home filmed entertainment providers and can easily shift spending from one provider to another. For example, consumers may subscribe to HBO, rent a DVD from Blockbuster, buy a DVD from Wal-Mart and subscribe to Netflix, or some combination thereof, all in the same month. Competitors may be able to launch new businesses at relatively low cost. DVDs represent only one of many existing and potential new technologies for viewing filmed entertainment. In addition, the growth in adoption of DVD technology is not mutually exclusive from the growth of other technologies. If we are unable to successfully compete with current and new competitors and technologies, we may not be able to achieve adequate market share, increase our revenues, or achieve and maintain profitability. Our principal competitors include, or could include:

•	video rental outlets, such as Blockbuster and Hollywood Entertainment;

•	movie retail stores, such as Best Buy, Wal-Mart and Amazon.com;

•	subscription entertainment services, such as HBO and Showtime;

•	pay-per-view and video-on-demand services;

•	online DVD sites, such as FilmCaddy.com and Walmart.com;

•	Internet movie providers, such as Movielink, backed by Columbia TriStar, Warner Bros. and a few other studios, Movies.com, backed by Walt Disney, CinemaNow.com, backed by Blockbuster and Microsoft, and Movie Flix;

•	cable providers, such as AOL Time Warner and Comcast; and

•	direct broadcast satellite providers, such as DirectTV and Echostar.

Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing and Web site and systems development than we do. The rapid growth of our online entertainment subscription business since our inception may attract direct competition from larger companies with significantly greater financial resources and national brand recognition. In October of 2002, Wal-Mart’s online affiliate Walmart.com announced that it was testing an online DVD subscription service, Wal-Mart DVD Rentals, and that based on the result of such test, would likely rollout a service nationwide in 2003. Likewise, Blockbuster recently acquired an online DVD subscription service, FilmCaddy.com. Blockbuster is also testing in-store DVD rental subscription programs. Increased competition may result in reduced operating margins, loss of market share and reduced revenues. In addition, our competitors may form or extend strategic alliances with studios and distributors that could affect adversely our ability to obtain filmed entertainment on favorable terms.

If consumer adoption of DVD players slows, our business could be adversely affected.

The rapid adoption of DVD players has been fueled by strong retail support, strong studio support and falling DVD player prices. If retailers or studios reduce their support of the DVD format, or if manufacturers raise prices, continued DVD adoption by consumers could slow. If new or existing technologies, such as D-VHS, were to become more popular at the expense of the adoption or use of DVD technology, consumers may delay or avoid purchasing a DVD player. Our subscriber growth will be substantially influenced by future consumer adoption of DVD players, and if such adoption slows, our subscriber growth may also slow.

We depend on studios to release titles on DVD for an exclusive time period following theatrical release.

Our ability to attract and retain subscribers is related to our ability to offer new releases of filmed entertainment on DVD prior to their release to other distribution channels. Except for theatrical release, DVD and VHS currently enjoy a significant competitive advantage over other distribution channels, such as pay-per-view and VOD, because of the early timing of the distribution window for DVD and VHS. The window for DVD and VHS rental and retail sales is generally exclusive against other forms of non-theatrical movie distribution, such as pay-per-view, premium television, basic cable and network and syndicated television. The length of the exclusive window for movie rental and retail sales varies, typically ranging from 30 to 90 days.

Our business could suffer increased competition if:

•	the window for rental were no longer the first following the theatrical release; or

•	the length of this window were shortened.

The order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the title, and we cannot assure you that the studios will not change their policies in the future in a manner that would be adverse to our business and results of operations.

In addition, any conditions that adversely affect the movie industry, including constraints on capital, financial difficulties, regulatory requirements and strikes, work stoppages or other disruptions involving writers, actors or other essential personnel, could affect adversely the availability of new titles, consumer demand for filmed entertainment and our business.

If we are unable to renegotiate our revenue sharing agreements when they expire on terms favorable to us, or if the cost to us of purchasing titles on a wholesale basis increases, our gross margins may be affected adversely.

Since 2000, we have entered into over 50 revenue sharing arrangements with studios and distributors. These revenue sharing agreements generally have terms of up to five years. The length of time we share revenue on each title ends after a fixed period. As our revenue sharing agreements expire, we may be required to negotiate new terms that could be disadvantageous to us.

During the course of our revenue sharing relationship with studios and distributors, various contract administration issues arise. To the extent that we are unable to resolve any of these issues in an amicable manner, our relationship with the studios may be adversely impacted.

Titles that we do not acquire under a revenue sharing agreement are purchased on a wholesale basis from studios or other distributors. If the price of titles that we purchase wholesale increases, our gross margin will be affected adversely.

If the sales price of DVDs to retail consumers decreases, our ability to attract new subscribers may be affected adversely.

The cost of manufacturing DVDs is substantially less than the price for which new DVDs are generally sold in the retail market. Thus, we believe that studios and other resellers of DVDs have significant flexibility in pricing DVDs for retail sale. If the retail price of DVDs were to become significantly lower, consumers may choose to purchase DVDs rather than subscribe to our service.

If disposable DVDs are adopted and supported as a method of content delivery by the studios, our business could be adversely affected.

Certain companies have developed disposable DVDs. As currently designed, disposable DVDs allow a consumer to view a DVD for an unlimited number of times during a given time period, following which the DVD becomes unplayable by a chemical reaction, and is then disposable. For example, in November of 2002, scenes from the newly release James Bond film, Die Another Day, were distributed to members of the media in a promotion of the movie. The discs were rendered unplayable 36 hours after being exposed to the air. If disposable DVDs become a viable alternative method of content delivery supported by the studios, our business could be adversely affected.

If we fail to maintain or adequately replace our outside sources of new subscribers or are unable to continue to market our service in the manner currently conducted, our subscriber levels may be affected adversely and our marketing expenses may increase.

We obtain a large portion of our new subscribers through incentive-based online marketing programs. We engage third parties to solicit new subscribers through the use of banner ads, pop-under placements, direct links and e-mails. We also have an active affiliate program by which third parties register with us and obtain particular advertisements from us for use on their Web sites or through other online marketing forums. In addition, we have engaged in various offline incentive-based marketing programs. For example, we obtain subscribers through solicitations placed inside the packaging of stand alone DVD players through arrangements we have with DVD player manufacturers. We have also explored other incentive-based advertising channels including newspaper and television advertising. These third parties may not continue to participate in our marketing programs if the programs do not provide sufficient value for their participation, our competitors offer better terms or the market for incentive-based advertising decreases. If we are unable to maintain or replace these sources of subscribers, our subscriber levels may be affected adversely and our cost of marketing may increase.

In addition, while the DVD player manufacturers with whom we have promotional relationships are required to include our promotional materials with every DVD player they sell, we cannot effectively control what portion of DVD players sold by them actually include the promotional materials. If these DVD player manufacturers do not fully comply with the terms of our promotional relationships, our ability to attract new subscribers may be affected adversely. In addition, as these agreements expire, we cannot assure you that we will be able to renew these arrangements on terms acceptable to us.

If we are unable to continue our current marketing activities, our ability to attract new subscribers may be affected adversely.

We may not be able to continue to support the marketing of our service by e-mail or other online means if such activities are adverse to our business. Laws or regulations may be enacted which prohibit use of e-mails or similar marketing activities. Even if no relevant law or regulation is enacted, we may discontinue use or support of these activities if we become concerned that subscribers or potential subscribers deem them intrusive or they otherwise adversely affect our goodwill and brand. For example, we recently terminated our relationship with certain e-mail marketers who did not meet our e-mail marketing standards which include that all recipients have given permission to receive e-mail solicitations directly from the marketer. If these marketing activities are curtailed, our ability to attract new subscribers may be affected adversely.

We may need additional capital, and we cannot be sure that additional financing will be available.

Historically, we have funded our operating losses and capital expenditures through proceeds from private equity and debt financings, equipment leases and cash flow from operations. Although we currently anticipate that the proceeds from our May 2002 public offering, together with our available funds and cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Any significant disruption in service on our Web site or in our computer systems could result in a loss of subscribers.

Subscribers and potential subscribers access our service through our Web site, where the title selection process is integrated with our delivery processing systems and software. Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance of our Web site, network infrastructure and fulfillment processes. Interruptions in these systems could make our Web site unavailable and hinder our ability to fulfill selections. Much of our software is proprietary, and we rely on the expertise of members of our engineering and software development teams for the continued performance of our software and computer systems. Service interruptions or the unavailability of our Web site could diminish the overall attractiveness of our subscription service to existing and potential subscribers.

Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations and loss, misuse or theft of data. Our Web site periodically experiences directed attacks intended to cause a disruption in service. Any attempts by hackers to disrupt our Web site service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. Our general business disruption insurance does not cover expenses related to direct attacks on our Web site or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our Web site or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

Our communications hardware and the computer hardware used to operate our Web site are hosted at the facilities of a third party provider. Hardware for our delivery systems is maintained in our shipping centers. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and hardware or cause them to fail completely. Problems faced by our third party Web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its subscribers, including us, could impact adversely the experience of our subscribers. Any of these problems could result in a loss of subscribers.

Our executive offices and San Jose-based shipping center are located in the San Francisco Bay area. In the event of an earthquake, other natural or man-made disaster or power loss, our operations would be affected adversely.

Our executive offices and San Jose-based distribution center, which houses our customer service operations and our excess DVD inventory, are located in the San Francisco Bay area. Our business and operations could be materially adversely affected in the event of electrical blackouts, fires, floods, earthquakes, power losses, telecommunications failures, break-ins or similar events. We may not be able to effectively shift our fulfillment and delivery operations due to disruptions in service in the San Francisco Bay area or any other facility. Because the San Francisco Bay area is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our primary distribution center and the surrounding transportation infrastructure. We are not insured against any losses or expenses that arise from a disruption to our business due to earthquakes. Further, the State of California has experienced deficiencies in its power supply over the last few years, resulting in occasional rolling black-outs. If rolling blackouts or other disruptions in power occur, our business and operations would be disrupted, and our business would be affected adversely.

The loss of one or more of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could seriously harm our existing business and new service developments.

We depend on the continued services and performance of our key personnel, including Reed Hastings, our Chief Executive Officer, President and Chairman of the Board, Barry McCarthy, our Chief Financial Officer and Secretary, Thomas R. Dillon, our Vice President of Operations, Leslie J. Kilgore, our Vice President of Marketing, and Neil Hunt, our Vice President of E-Commerce. In addition, much of our key technology and systems are custom made for our business by our personnel so that the loss of our key technology personnel could disrupt the operation of our title selection and fulfillment systems and have an adverse effect on our ability to grow and expand our systems.

Privacy concerns could limit our ability to leverage our subscriber data.

In the ordinary course of business, and in particular, in connection with providing our personal movie recommendation service, we collect and utilize data supplied by our subscribers. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation, as well as increased enforcement of existing laws could have an adverse effect on our business.

Our reputation and relationships with subscribers would be harmed if our billing data were to be accessed by unauthorized persons.

To secure transmission of confidential information obtained by us for billing purposes, including subscribers’ credit card data, we rely on licensed encryption and authentication technology. In conjunction with the credit card companies, we take measures to protect against unauthorized intrusion into our subscribers’ credit card and other data. If, despite these measures, we experienced any unauthorized intrusion into our subscribers’ data, current and potential subscribers may become unwilling to provide the information to us necessary for them to become subscribers, and our business could be affected adversely. Similarly, if a well-publicized breach of the consumer data security of any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions, which could adversely affect our business.

In addition, because we obtain subscribers’ billing information on our Web site, we do not obtain signatures from subscribers in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even where the associated financial institution approves payment of the orders. From time to time, fraudulent credit cards are used on our site to obtain service and access our discs. Typically, these credit cards have not been registered as stolen and are therefore not rejected by our automatic authorization safeguards. While we do have a number of other safeguards in place, we do nonetheless experience some loss from these fraudulent transactions. We do not currently carry insurance against the risk of fraudulent credit card transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.

Our relationship with subscribers and credit card companies could be harmed if our billing software fails.

We have in the past experienced problems with our subscriber billing software, causing us to overbill subscribers. Although we have and will continue to credit the accounts of the subscribers we overbill, problems with our billing software may have an adverse effect on our subscriber satisfaction and may cause one or more of the major credit companies to disallow our continued use of their payment products. In addition, if our billing software fails and we fail to bill subscribers our cash flow and results of operations will be affected adversely.

If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. Netflix is a registered trademark of Netflix, Inc. We have also filed trademark applications in the United States for the Netflix.com, and CineMatch names, and for the Netflix design logo and have filed U.S. patent applications for aspects of our technology. We have also filed trademark applications in certain foreign countries for the Netflix name. From time to time we expect to file additional trademark and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any patents issued to or held by us, third parties may knowingly or unknowingly infringe our patents, trademarks and other proprietary rights, and we may not be able to prevent infringement without substantial expense to us. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace and our ability to attract subscribers may be adversely affected.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our Web site, our recommendation service, title selection processes and marketing activities.

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content on our Web site. We use the intellectual property of third parties in merchandising our products and marketing our service through contractual and other rights. From time to time, third parties allege our violation of intellectual property rights. If there is any claim against us for infringement, misappropriation, misuse or other violation of third party intellectual property rights, and we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices, as appropriate, on a timely basis, our business and competitive position may be affected adversely. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents relative to our technology. If we are forced to defend ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, inability to use our current Web site or our recommendation service or inability to market our service or merchandise our products. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements adjust our merchandizing or marketing activities or take other action to resolve the claims. These actions, if required, may be unavailable on terms acceptable to us, costly or unavailable.

If we are unable to protect our domain names, our reputation and brand could be affected adversely.

We currently hold various domain names relating to our brand, including Netflix.com. Failure to protect our domain names could affect adversely our reputation and brand, and make it more difficult for users to find our Web site and our service. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

Because our business is accessed over the Internet, if the Internet infrastructure is not developed or maintained, we will lose subscribers.

The Internet may not become a viable commercial marketplace for many potential subscribers due to inadequate development of network infrastructure and enabling technologies that address consumer concerns about:

•	network performance;

•	security;

•	reliability;

•	speed of access;

•	ease of use; and

•	bandwidth availability.

The Internet has experienced a variety of outages and delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could frustrate public use of the Internet, including use of our Web site offerings. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to governmental regulation.

If we become subject to liability for the Internet content that we publish or upload from our users, our results of operations would be affected adversely.

As a publisher of online content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we publish or distribute.

We also may face potential liability for content uploaded from our users in connection with our community-related content or movie reviews. If we become liable, then our business may suffer. Litigation to defend these claims could be costly and harm our results of operations. We cannot assure you that we are adequately insured to cover claims of these types or to indemnify us for all liability that may be imposed on us.

We may need to change the manner in which we conduct our business, or incur greater operating expenses, if government regulation of the Internet or other areas of our business changes or if consumer attitudes toward use of the Internet change.

The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

The manner in which Internet and other legislation may be interpreted and enforced cannot be precisely determined and may subject either us or our customers to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet could decrease the demand for our subscription service and increase our cost of doing business.

In addition, if consumer attitudes toward use of the Internet change, consumers may become unwilling to select their entertainment online or otherwise provide us with information necessary for them to become subscribers. Further, we may not be able to effectively market our services online to users of the Internet. If we are unable to interact with consumers because of changes in their attitude toward use of the Internet, our subscriber acquisition and retention and operating results may be affected adversely.

Risks Related to Our Stock Ownership

Our officers and directors and their affiliates will exercise significant control over Netflix.

Our executive officers and directors, their immediate family members and affiliated venture capital funds, as of March 12, 2003 beneficially owned, in the aggregate, approximately 55% of our common stock. In particular,

Jay Hoag, one of our directors, beneficially owns approximately 34% of our common stock, and Reed Hastings, our president, chief executive officer, and chairman of our board of directors beneficially owns approximately 13% of our common stock and Michael Schuh, one of our directors, beneficially owns approximately 12% of our common stock. These stockholders may have individual interests that are different from yours and will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our charter documents may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they will:

•	authorize our board of directors, without stockholder approval, to issue up to 10,000,000 shares of undesignated preferred stock;

•	provide for a classified board of directors;

•	prohibit our stockholders from acting by written consent;

•	establish advance notice requirements for proposing matters to be approved by stockholders at stockholder meetings; and

•	prohibit stockholders from calling a special meeting of stockholders.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

Our stock price is volatile

The price at which our common stock has traded since our Initial Public Offering in May of 2002 has fluctuated significantly. The price may continue to be volatile due to a number of factors, including the following, some of which are beyond our control:

•	variations in our operating results;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•	announcements of developments affecting our business, systems or expansion plans by us or others;

•	market volatility in general; and

•	the operating results of our competitors.

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their original purchase price.

In the past, securities class action litigation often has been instituted against companies following periods of volatility in the market price of their securities. This type of litigation, if directed at us, could result in substantial costs and a diversion of management’s attention and resources.

We will record substantial expenses related to our issuance of stock options that may have a material negative impact on our operating results for the foreseeable future.

We are required to recognize, as a reduction of stockholders’ equity, deferred compensation equal to the difference between the fair market value of our common stock for financial reporting purposes and the exercise price of these options at the date of grant. This deferred compensation is amortized over the vesting period of the applicable options, generally three to four years, using the graded vesting method. At December 31, 2002, approximately $11.4 million of deferred compensation related to employee stock options remained unamortized. The resulting amortization expense will have a material negative impact on our operating results in future periods. In addition, in August and September 2001 we repriced options to purchase an aggregate of 913,795 shares of our common stock to $3.00 per share. We cannot predict the amount of compensation expense that we will have to recognize on a quarterly basis for these repriced options, and it could materially negatively impact our operating results for future periods.

Financial forecasting by us and financial analysts who may publish estimates of our financial results will be difficult because of our limited operating history, and our actual results may differ from forecasts.

As a result of our growth and our limited operating history, it is difficult to accurately forecast our revenues, gross profit, operating expenses, number of paying subscribers, number of DVDs shipped per day and other financial and operating data. The inability by us or the financial community to accurately forecast our operating results could cause our net losses in a given quarter to be greater than expected, which could cause a decline in the trading price of our common stock. We have a limited amount of meaningful historical financial data upon which to base planned operating expenses. We base our current and forecasted expense levels and DVD acquisitions on our operating plans and estimates of future revenues, which are dependent on the growth of our subscriber base and the demand for titles by our subscribers. As a result, we may be unable to make accurate financial forecasts or to adjust our spending in a timely manner to compensate for any unexpected shortfalls in revenues. We believe that these difficulties in forecasting are even greater for financial analysts that may publish their own estimates of our financial results.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. Some of the securities we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. Our cash equivalents are generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We intend to limit the percentage invested in short-term investments to no more than fifty percent of the combined fair value of cash equivalents and short-term investments. We also intend to limit the average duration on our short-term investments to less than three years. As of December 31, 2002 all short-term investments were invested in the Vanguard Short-Term Bond Index Fund – Admiral Shares (the “Fund”). The target index, for the Fund, the Lehman 1-5 Year Government/Credit Bond Index (the “Index”), is comprised of approximately 1,500 U.S. Treasury and agency securities and investment-grade corporate bonds with maturities between 1 and 5 years. As of December 31, 2002 the Fund had investments in 363 issues with an average quality of Aa1/Aa2, an average duration of 2.4 years and an average yield, net of expenses, of 2.43%. As of December 31, 2002, the cost, unrealized gain and market value of our short-term investments was $43,022,000, $774,000 and $43,796,000, respectively.

Item 8.	Financial Statements and Supplementary Data

See Financial Statements beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is incorporated by reference from the information contained under the headings “Proposal One: Election of Directors” and “Section 16 Beneficial Ownership Compliance” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from information contained under the heading “Compensation of Executive Officers and Other Matters—Executive Compensation” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is incorporated by reference from information contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from information contained under the heading “Certain Transactions” in our Proxy Statement for the 2003 Annual Meeting of Stockholders.

Item 14.	Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.    Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)  Changes in internal controls.    There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this report:

(1)	Financial Statements: See Index to Financial Statements on page F-1.

(2)	Financial Statement Schedules: See Index to Financial Statements on page F-1.

(3)	Exhibits are incorporated herein by reference or are filed with this report as indicated below (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (3)

10.1	Form of Indemnification Agreement with each of the Registrant’s Executive Officers and Directors. (4)

10.2	2002 Employee Stock Purchase Plan. (5)

10.3	Amended and Restated 1997 Stock Plan. (6)

10.4	2002 Stock Plan. (7)

10.5	Amended and Restated Stockholders’ Rights Agreement dated July 10, 2001. (8)

10.6	Office Lease dated October 27, 2000 with BR3 Partners. (9)

10.7

Letter Agreement dated August 11, 1999 with Lincoln-Recp Old Oakland Opco, LLC; First Amendment to Lease Agreement dated December 3, 1999; Second Amendment to Lease Agreement dated January 4, 2000; Third Amendment to Lease Agreement dated June 12, 2001 with Joseph Scully. (10)

10.8	Offer Letter dated April 19, 1999 with W. Barry McCarthy, Jr. (11)

10.9	Offer Letter dated March 25, 1999 with Tom Dillon. (12)

10.10	Offer Letter dated March 13, 2000 with Leslie J. Kilgore. (13)

10.11	Letter Agreement dated May 1, 2000 with Columbia TriStar Home Entertainment, Inc. (14)

10.12	Revenue Sharing Output License Terms with Warner Home Video. (15)

10.13	Form of Subordinated Promissory Note date July 10, 2001. (16)

10.14	Strategic Marketing Agreement with Best Buy Co., Inc; First Amendment to Strategic Marketing Agreement. (17)

23.1	Consent of KPMG LLP, Independent Auditors.

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(2)	Incorporated by reference to Exhibit 3.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(3)	Incorporated by reference to Exhibit 4.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(4)	Incorporated by reference to Exhibit 10.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 20, 2002.
(5)	Incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(6)	Incorporated by reference to Exhibit 10.3 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 16, 2002.
(7)	Incorporated by reference to Exhibit 10.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(8)	Incorporated by reference to Exhibit 10.5 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(9)	Incorporated by reference to Exhibit 10.7 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.

(10)	Incorporated by reference to Exhibit 10.8 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(11)	Incorporated by reference to Exhibit 10.9 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(12)	Incorporated by reference to Exhibit 10.10 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(13)	Incorporated by reference to Exhibit 10.11 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(14)	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002. The registrant has been granted confidential treatment on portions of this exhibit.
(15)	Incorporated by reference to Exhibit 10.13 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002. The registrant has been granted confidential treatment on portions of this exhibit.
(16)	Incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.
(17)	Incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002. The registrant has been granted confidential treatment on portions of this exhibit.

(b)	We did not file any current reports on Form 8-K for the quarter ended December 31, 2002.

NETFLIX, INC.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

Netflix, Inc.

We have audited the accompanying balance sheets of Netflix, Inc. (formerly known as NetFlix.com, Inc.) as of December 31, 2001 and 2002, and the related statements of operations, stockholders’ (deficit) equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netflix, Inc. as of December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/    KPMG LLP

Mountain View, California

January 14, 2003

NETFLIX, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$16,131	$59,814
Short-term investments	—	43,796
Prepaid expenses	1,019	2,753
Prepaid revenue sharing expenses	732	303
Other current assets	1,670	409

Total current assets	19,552	107,075
DVD library, net	3,633	9,972
Intangible assets, net	7,917	6,094
Property and equipment, net	8,205	5,620
Deposits	1,677	1,690
Other assets	646	79

Total assets	$41,630	$130,530

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$13,715	$20,350
Accrued expenses	4,544	9,102
Deferred revenue	4,937	9,743
Current portion of capital lease obligations	1,345	1,231
Notes payable	1,667	—

Total current liabilities	26,208	40,426
Deferred rent	240	288
Capital lease obligations, less current portion	1,057	460
Subordinated notes payable, net of unamortized discount of $10,851 at December 31, 2001	2,799	—

Total liabilities	30,304	41,174

Commitments and contingencies (note 5)

Redeemable convertible preferred stock	101,830

Stockholders’ (deficit) equity:
Convertible preferred stock, $0.001 par value; 8,500,000 and 10,000,000 shares authorized at December 31, 2001 and 2002, respectively; 6,157,499 and no shares issued and outstanding at December 31, 2001 and 2002, respectively; aggregate liquidation preference of $2,222 at December 31, 2001	6	—
Common stock, $0.001 par value; 100,000,000 and 150,000,000 shares authorized at December 31, 2001 and 2002, respectively; 2,161,855 and 22,445,795 issued and outstanding at December 31, 2001 and 2002, respectively	2	22
Additional paid-in capital	52,479	259,172
Deferred stock-based compensation	(5,725)	(11,399)
Accumulated other comprehensive income	—	774
Accumulated deficit	(137,266)	(159,213)

Total stockholders’ (deficit) equity	(90,504)	89,356

Total liabilities and stockholders’ (deficit) equity	$41,630	$130,530

See accompanying notes to financial statements.

NETFLIX, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
Revenues:
Subscription	$35,894	$74,255	$150,818
Sales	—	1,657	1,988

Total revenues	35,894	75,912	152,806
Cost of revenues:
Subscription	24,861	49,088	77,044
Sales	—	819	1,092

Total cost of revenues	24,861	49,907	78,136

Gross profit	11,033	26,005	74,670
Operating expenses:
Fulfillment *	10,247	13,452	19,366
Technology and development *	16,823	17,734	14,625
Marketing *	25,727	21,031	35,783
General and administrative *	6,990	4,658	6,737
Restructuring charges	—	671	—
Stock-based compensation *	8,803	5,686	9,831

Total operating expenses	68,590	63,232	86,342

Operating loss	(57,557)	(37,227)	(11,672)
Other income (expense):
Interest and other income	1,645	461	1,697
Interest and other expense	(1,451)	(1,852)	(11,972)

Net loss	$(57,363)	$(38,618)	$(21,947)

Net loss per share:
Basic and diluted	$(40.57)	$(21.15)	$(1.56)

Weighted average shares outstanding:
Basic and diluted	1,414	1,826	14,102

* Amortization of stock-based compensation not included in expense line-item:
Fulfillment	$2,298	$1,200	$1,243
Technology and development	2,871	1,932	3,781
Marketing	1,886	1,403	2,482
General and administrative	1,748	1,151	2,325

	$8,803	$5,686	$9,831

See accompanying notes to financial statements.

NETFLIX, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE LOSS

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock- Based Compen- sation	Accumulated Other Compre- hensive Income	Compre- hensive Loss	Accum- ulated Deficit	Total Stock- holders' (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of January 1, 2000	4,444,545	$4	2,074,160	$2	$16,092	$(6,841)	$—		$(41,285)	$(32,028)
Exercise of options and issuance of restricted stock	—	—	81,003	—	422	—	—		—	422
Repurchase of restricted stock	—	—	(26,653)	—	(141)	—	—		—	(141)
Issuance of common stock in exchange for services rendered	—	—	7,258	—	306	—	—		—	306
Warrants issued in connection with operating lease	—	—	—	—	216	—	—		—	216
Warrants issued in connection with services rendered	—	—	—	—	285	—	—		—	285
Warrants issued in connection with debt financing	—	—	—	—	105	—	—		—	105
Subscribed Series F non-voting preferred stock	—	—	—	—	6,128	—	—		—	6,128
Deferred stock-based compensation, net	—	—	—	—	11,228	(11,228)	—		—	—
Stock-based compensation expense	—	—	—	—	—	8,803	—		—	8,803
Net loss	—	—	—	—	—	—	—	$(57,363)	(57,363)	(57,363)
Appreciation (depreciation) in value of available-for-sale securities	—	—	—	—	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—	—	$(57,363)	—	—

Balances as of December 31, 2000	4,444,545	4	2,135,768	2	34,641	(9,266)	—		(98,648)	(73,267)
Exercise of options	—	—	30,046	—	125	—	—		—	125
Repurchase of restricted stock	—	—	(5,625)	—	(12)	—	—		—	(12)
Issuance of common stock in exchange for services rendered	—	—	1,666	—	10	—	—		—	10
Warrants issued in connection with subordinated notes payable	—	—	—	—	10,884	—	—		—	10,884
Warrants issued in connection with capital lease obligation	—	—	—	—	172	—	—		—	172
Warrants issued in exchange for services rendered	—	—	—	—	18	—	—		—	18
Issuance of Series F non-voting preferred stock	1,712,954	2	—	—	4,279	—	—		—	4,281
Subscribed Series F non-voting preferred stock	—	—	—	—	217	—	—		—	217
Deferred stock-based compensation, net	—	—	—	—	2,145	(2,145)	—		—	—
Stock-based compensation expense	—	—	—	—	—	5,686	—		—	5,686
Net loss	—	—	—	—	—	—	—	$(38,618)	(38,618)	(38,618)
Appreciation (depreciation) in value of available-for-sale securities	—	—	—	—	—	—	—	—	—	—

Comprehensive loss	—	—	—	—	—	—	—	$(38,618)	—	—

Balances as of December 31, 2001	6,157,499	6	2,161,855	2	52,479	(5,725)	—		(137,266)	(90,504)
Exercise of options	—	—	438,838	—	1,287	—	—		—	1,287
Issuance of common stock under Employee Stock Purchase Plan	—	—	47,746	—	363	—	—		—	363
Repurchase of restricted stock	—	—	(1,729)	—	(6)	—	—		—	(6)
Issuance of Series F non-voting preferred stock	3,492,737	4	—	—	1,314	—	—		—	1,318
Issuance of common stock, net of costs	—	—	6,328,084	6	86,208	—	—		—	86,214
Conversion of preferred stock into common stock	(9,650,236)	(10)	3,216,740	3	7	—	—		—	—
Conversion of redeemable convertible preferred stock into common stock	—	—	9,659,700	10	101,820	—	—		—	101,830
Issuance of common stock upon exercise of warrants	—	—	594,561	1	195	—	—		—	196
Deferred stock-based compensation, net	—	—	—	—	15,505	(15,505)	—		—	—
Stock-based compensation expense	—	—	—	—	—	9,831	—		—	9,831
Net loss	—	—	—	—	—	—	—	$(21,947)	(21,947)	(21,947)
Appreciation (depreciation) in value of available-for-sale securities	—	—	—	—	—	—	774	774	—	774

Comprehensive loss	—	—	—	—	—	—	—	$(21,173)	—	—

Balances as of December 31, 2002	—	$—	22,445,795	$22	$259,172	$(11,399)	$774		$(159,213)	$89,356

See accompanying notes to financial statements.

NETFLIX, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2000	2001	2002
Cash flows from operating activities:
Net loss	$(57,363)	$(38,618)	$(21,947)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property and equipment	3,605	5,507	5,919
Amortization of DVD library	15,681	22,127	17,417
Amortization of intangible assets	546	2,163	3,141
Noncash charges for equity instruments granted to non-employees	598	28	40
Stock-based compensation expense	8,803	5,686	9,831
Loss on disposal of property and equipment	145	—	—
Gain on disposal of DVDs	—	—	(1,674)
Noncash interest and other expense	497	1,017	11,384
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,686)	(15)	(44)
Accounts payable	2,356	6,025	6,635
Accrued expenses	2,708	(1,375)	4,558
Deferred revenue	2,302	2,164	4,806
Deferred rent	102	138	48

Net cash (used in) provided by operating activities	(22,706)	4,847	40,114

Cash flows from investing activities:
Purchases of short-term investments	—	—	(43,022)
Proceeds from sale of short-term investments	6,322	—	—
Purchases of property and equipment	(6,210)	(3,233)	(2,751)
Acquisitions of DVD library	(23,895)	(8,851)	(24,070)
Proceeds from sale of DVDs	—	—	1,988
Deposits and other assets	(1,189)	(586)	554

Net cash used in investing activities	(24,972)	(12,670)	(67,301)

Cash flows from financing activities:
Proceeds from issuance of redeemable convertible preferred stock	50,011	—	—
Proceeds from issuance of common stock	422	125	88,020
Net proceeds from issuance of subordinated notes payable and detachable warrants	—	12,831	—
Repurchases of common stock	(141)	(12)	(6)
Principal payments on notes payable and capital lease obligations	(1,917)	(3,885)	(17,144)

Net cash provided by financing activities	48,375	9,059	70,870

Net increase in cash and cash equivalents	697	1,236	43,683
Cash and cash equivalents, beginning of period	14,198	14,895	16,131

Cash and cash equivalents, end of period	$14,895	$16,131	$59,814

Supplemental disclosure:
Cash paid for interest	$948	$860	$592
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$3,000	$520	$583
Discount on capital lease obligation	$105	$172	$—
Warrant issued as a deposit on operating lease	$216	$—	$—
Exchange of Series F non-voting convertible preferred stock for intangible asset	$6,128	$4,498	$1,318
Unrealized gain on short-term investments	$—	$—	$774
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$101,830

See accompanying notes to financial statements.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

1.	Organization and Significant Accounting Policies

Description of business

Netflix, Inc. (the “Company”), was incorporated on August 29, 1997 (inception) and began operations on April 14, 1998. The Company is an online subscriptions-based digital video disk (“DVD”) rental service, providing subscribers with access to a comprehensive library of titles. For $19.95 a month, subscribers can rent as many DVDs as they want, with three movies out at a time, and keep them for as long as they like. There are no due dates and no late fees. DVDs are delivered directly to the subscriber’s address by first-class mail from distribution centers throughout the United States. The Company can reach more than half of its subscribers with generally next-day service. The Company also provides background information on DVD releases, including reviews, member reviews and ratings and personalized movie recommendations. For more information on the company, visit www.netflix.com.

Initial public offering

On May 29, 2002, the Company closed the sale of 5,500,000 shares of common stock and on June 14, 2002, the Company closed the sale of an additional 825,000 shares of common stock, in an initial public offering at a price of $15.00 per share. A total of $94,875 in gross proceeds was raised from these transactions. After deducting the underwriting fee of approximately $6,641 and approximately $2,060 of other offering expenses, net proceeds were approximately $86,174. Upon the closing of the initial public offering, all preferred stock was automatically converted into common stock.

Cash and cash equivalents

The Company considers highly liquid instruments with original maturities of three months or less, at the date of purchase, to be cash equivalents. The Company’s cash and cash equivalents are principally on deposit in short-term asset management accounts at two large financial institutions.

Short-term investments

Short-term investments generally mature between three months and five years from the purchase date. The Company has the ability to convert these short-term investments into cash at anytime without penalty. All short-term investments are classified as available-for-sale and are recorded at market value using the specific identification method. Unrealized gains and losses are reflected in other comprehensive loss and accumulated other comprehensive income. As of December 31, 2002, all short-term investments were invested in the Vanguard Short-Term Bond Index Fund—Admiral Shares (the “Fund”). The target index, for the Fund, the Lehman 1-5 Year Government/Credit Bond Index (the “Index”), is comprised of approximately 1,500 U.S. Treasury and agency securities and investment-grade corporate bonds with maturities between 1 and 5 years. As of December 31, 2002, the cost, unrealized gain and market value was $43,022, $774 and $43,796, respectively.

DVD library

Historically, the Company purchased DVDs from studios and distributors. In 2000 and 2001, the Company entered into a series of revenue sharing agreements with several studios which changed the business model for acquiring DVDs and satisfying subscriber demand. These revenue sharing agreements enable the Company to obtain DVDs at a lower up front cost than under traditional buying arrangements. The Company shares a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

period of time, which is typically 12 months for each DVD title (hereinafter referred to as the “title term”). At the end of the title term, the Company has the option of either returning the DVD title to the studio or purchasing the title. Before the change in business model, the Company typically acquired fewer copies of a particular title upfront and utilized each copy acquired over a longer period of time. The implementation of these revenue sharing agreements improved the Company’s ability to obtain larger quantities of newly released titles and satisfy subscriber demand for such titles over a shorter period of time.

In connection with the change in business model, on January 1, 2001, the Company revised the amortization policy for the cost of its DVD library from an accelerated method using a three year life to the same accelerated method of amortization over one year. The change in life has been accounted for as a change in accounting estimate and is accounted for on a prospective basis from January 1, 2001. Had the DVDs acquired prior to January 1, 2001 been amortized using the three year life, amortization expense for 2001 would have been $4,700 lower than the amount recorded in the accompanying financial statements, which represents a $2.57 per share impact on loss per share in 2001.

Under certain revenue sharing agreements, the Company remits an upfront payment to acquire titles from the studios. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with the Company’s DVD library amortization policy. Some payments also include a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is charged to expense as future revenue sharing obligations are incurred.

Several studios permit the Company to sell used DVDs upon the expiration of the title term. For those DVDs that the Company estimates it will sell at the end of the title term, a salvage value of $2.00 per DVD is provided. For those DVDs that the Company does not expect to sell, no salvage value is provided. As of December 31, 2001 and 2002, the salvage values of $578 and $929, respectively, are included in DVD library in the accompanying financial statements.

During 2000, the Company’s DVDs were amortized on an accelerated method (sum of the years digits method) over a period of three years with no salvage value.

DVD library and accumulated amortization consisted of the following:

	As of December 31,
	2001	2002
DVD library	$35,039	$58,795
Less accumulated amortization	(31,406)	(48,823)

DVD library, net	$3,633	$9,972

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

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

The Company’s obligation to maintain the studios’ equity interests at 6.02% of the Company’s fully diluted equity securities outstanding terminated immediately prior to its initial public offering. The studios’ Series F Preferred Stock automatically converted into 1,596,415 shares of common stock upon the closing of the Company’s initial public offering.

The Company measured the original issuances and any subsequent adjustments using the fair value of the securities at the issuance and any subsequent adjustment dates. The fair value was recorded as an intangible asset and is amortized to cost of subscription revenues ratably over the remaining term of the agreements which initial terms were either three or five years.

During 2001, in connection with a strategic marketing alliance agreement, the Company issued 416,440 shares of Series F Preferred Stock. These shares automatically converted into 138,813 shares of common stock upon the closing of the Company’s initial public offering. Under the agreement, the strategic partner has committed to provide, on a best-efforts basis, a stipulated number of impressions to a co-branded Web site and the Company’s Web site over a period of 24 months. In addition, the Company is allowed to use the partner’s trademark and logo in marketing the Company’s subscription services. The Company recognized the fair value of these instruments as an intangible asset with a corresponding credit to additional paid-in capital. The intangible asset is being amortized on a straight-line basis to marketing expense over the two-year term of the strategic marketing alliance.

Intangible assets and accumulated amortization consisted of the following:

	As of December 31,
	2001	2002
Studio intangibles	$10,210	$11,528
Strategic marketing alliance intangibles	416	416

	10,626	11,944
Less accumulated amortization	(2,709)	(5,850)

Intangible assets, net	$7,917	$6,094

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to three years, or the lease term, if applicable.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale; and broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

In accordance with SFAS No. 144, long-lived assets, such as property and equipment and intangibles subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group.

Prior to the adoption of SFAS No. 144, the Company accounted for long-lived assets in accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

Capitalized software costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized software costs are included in internal-use software in property and equipment and amortized over the estimated useful life of the software, which ranges from one to two years.

Revenue recognition

Subscription revenues are recognized ratably during each subscriber’s monthly subscription period. Refunds to customers are recorded as a reduction of revenues or deferred revenue, as appropriate. Revenues from sales of DVDs are recorded upon shipment. Prior to adopting a subscription model in September 1999, revenues from individual DVD rentals were recorded upon shipment.

Cost of revenues

Cost of subscription revenues consists of revenue sharing costs, amortization of the DVD library, amortization of intangible assets related to equity instruments issued to studios and postage and packaging costs related to DVDs provided to paying subscribers. Cost of revenues for DVD sales includes the salvage value of used DVDs that have been sold. Revenue sharing expense is recorded as DVDs subject to revenue sharing agreements are shipped to subscribers.

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company’s DVD library. Fulfillment costs also include credit card fees.

Technology and development

Technology and development costs consist of payroll and related costs incurred related to testing, maintaining and modifying the Company’s Web Site, Cinematch software and other internal-use software systems. Technology and development costs also include depreciation on the computer hardware and capitalized software the Company uses to run its Web site and store data.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

Marketing

Marketing consists of payroll and related costs, advertising, public relations, payments to marketing affiliates who drive subscriber traffic to the Company’s site and other costs related to promotional activities including revenue-sharing payments, postage, packaging and DVD library amortization related to free trial periods. The Company expenses these costs as incurred.

Stock-based compensation

The Company accounts for its stock-based employee compensation plans using the intrinsic-value method. Deferred stock-based compensation expense is recorded if, on the date of grant, the current market value of the underlying stock exceeds the exercise price. Deferred compensation resulting from repriced options is calculated pursuant to FASB Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation. Options granted to nonemployees are considered compensatory and are accounted for at fair value pursuant to Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. The Company discloses the pro forma effect of using the fair value method of accounting for all employee stock-based compensation arrangements in accordance with SFAS No. 123.

In 2001, the Company offered employees and directors the right to exchange certain stock options. The Company exchanged options to purchase approximately 900,000 shares of common stock with varying exercise prices in exchange for options to purchase approximately 900,000 shares of common stock with an exercise price of $3.00 per share. As of December 31, 2002, exchanged options for approximately 635,000 shares of common stock were outstanding. The stock option exchange resulted in variable award accounting treatment for all of the exchanged options. Variable award accounting will continue until all options subject to variable accounting are exercised, cancelled or expire. Variable accounting treatment will result in unpredictable and potentially significant charges or credits to the Company’s operating expenses from fluctuations in the market price of the Company’s common stock. For each hypothetical one-dollar increase or decrease in the fair value of the Company’s common stock, the Company will record deferred compensation in an amount equal to the number of shares underlying the variable awards multiplied by the one-dollar change. However, to the extent these variable awards are not fully vested, the stock-based compensation expense will be less than the amount recorded as deferred compensation.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

SFAS No. 123 requires the disclosure of net loss as if the Company had adopted the fair value method for its stock-based compensation arrangements for employees since the inception of the Company. SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosures modifications are required for fiscal years ending after December 15, 2002 and are presented below. Had compensation cost been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have been as follows:

	Year Ended December 31,
	2000	2001	2002
Net loss as reported	$(57,363)	$(38,618)	$(21,947)
Add stock-based employee compensation expense included in reported net loss	8,803	5,686	9,831
Deduct total stock-based employee compensation expense determined under the fair value method	(9,714)	(6,250)	(8,832)

Pro forma net loss	$(58,274)	$(39,182)	$(20,948)

Basic and diluted net loss per share:
As reported	$(40.57)	$(21.15)	$(1.56)
Pro forma	$(41.21)	$(21.46)	$(1.49)

The fair value of each option was estimated on the date of grant using the minimum-value method, prior to the Company’s initial public offering, with the following weighted-average assumptions: no dividend yield; volatility of 0%, 0%, 69%; risk-free interest rate of 6.24%, 4.14% and 2.79% for 2000, 2001 and 2002, respectively; and expected life of 3.5 years for all periods.

The weighted-average fair value of options granted in fiscal 2000, 2001, and 2002 was $24.12, $0.32 and $10.38, respectively.

Income taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

Comprehensive loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net loss, such as unrealized gains and losses on investments available for sale. The balances in accumulated other comprehensive income consist of unrealized gains on short-term investments.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

Net loss per share

Basic net loss per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase. Diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common stock from outstanding options and warrants to purchase common stock, using the treasury stock method, and convertible securities using the “if-converted” method. All potential common stock issuances have been excluded from the computations of diluted net loss per share for all periods presented because the effect would be antidilutive.

Diluted net loss per share does not include the effect of the following antidilutive common equivalent shares (rounded to nearest thousand):

	At December 31,			2002 Weighted Average Exercise Price
	2000	2001	2002
Stock options outstanding	1,139,000	2,999,000	4,101,000	$3.42
Warrants outstanding	236,000	7,018,000	6,278,000	$3.23
Common stock subject to repurchase	509,000	140,000	8,000	$2.98

	1,884,000	10,157,000	10,387,000	$3.31
Redeemable convertible preferred stock	6,772,000	9,660,000	—	$—
Convertible preferred stock	1,859,000	3,123,000	—	$—

	10,515,000	22,940,000	10,387,000	$3.31

Fair value of financial instruments

The fair value of the Company’s cash, accounts payable and borrowings approximates their carrying values due to their short maturity or fixed-rate structure.

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

Segment reporting

The Company is organized in a single operating segment for purposes of making operating decisions and assessing performance. The chief operating decision maker evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

Recently issued accounting standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development, and/or normal use of the assets. The Company also will record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material effect on the Company’s financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities. SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance of Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS 146 is effective for any restructurings initiated after December 31, 2002. The adoption of SFAS 146 may impact the timing of when the Company would record any future restructuring charges.

In November 2002, the EITF reached a consensus on Issue 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as a reduction of those costs in the income statement of the customer. The consensus reached also concludes that if rebates or refunds can be reasonably estimated, such rebates or refunds should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund. The provisions of this consensus are not expected to have a significant effect on the Company’s financial position or operating results.

In November 2002, the EITF reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this consensus are not expected to have a significant effect on the Company’s financial position or operating results.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. This initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company’s financial statements. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

Stock split

On May 17, 2002, the Company amended its Certificate of Incorporation to effect a one-for-three reverse stock split of the Company’s common stock. Accordingly, all share and per share amounts for the Company’s common stock including common stock options, common stock warrants and net loss per common share information have been restated to retroactively reflect the stock split.

2.	Property and Equipment, Net

Property and equipment consisted of the following:

	As of December 31,
	2001	2002
Computer equipment	$9,245	$10,612
Internal-use software	5,285	6,660
Furniture and fixtures	2,033	2,616
Leasehold improvements	1,627	1,636

	18,190	21,524
Less accumulated depreciation	(9,985)	(15,904)

	$8,205	$5,620

Property and equipment includes approximately $5,554 and $6,173 of assets under capital leases as of December 31, 2001 and 2002, respectively. Accumulated amortization of assets under these leases totaled $3,701 and $5,176 as of December 31, 2001 and 2002, respectively. Internal-use software includes approximately $2,795 and $3,948 of internally incurred capitalized software development costs as of December 31, 2001 and 2002, respectively. Accumulated amortization of capitalized software development costs totaled $1,835 and $3,024 as of December 31, 2001 and 2002, respectively.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

3.	Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2001	2002
Accrued state sales and use tax	$2,379	$2,999
Employee benefits	1,476	2,592
Other	689	3,511

	$4,544	$9,102

4.	Debt and Warrants

Capital lease obligations

The Company has entered into capital leases for the acquisition of equipment. The Company has outstanding capitalized lease obligations under these arrangements of $2,402 and $1,691 as of December 31, 2001 and December 31, 2002, respectively. Such amounts are payable in monthly installments of principal and interest with effective interest rates ranging between 14.4% and 17.0% per annum.

Notes payable

The Company had a note payable to Lighthouse Capital Partners II, L.P. with an unpaid balance of $1,667 as of December 31, 2001. The note payable was secured by substantially all of the assets of the Company, accrued interest at 12% per annum and was fully paid-off in August 2002.

Subordinated notes payable

In July 2001, the Company issued subordinated promissory notes and warrants to purchase 6,818,947 shares of its common stock at an exercise price of $3.00 per share for net proceeds of $12,831. The subordinated notes had an aggregate face value of $13,000 and stated interest rate of 10%. Approximately $10,884 of the proceeds was allocated to the warrants as additional paid-in capital and $1,947 was allocated to the subordinated notes payable. The resulting discount of $11,053 was being accreted to interest expense using an effective annual interest rate of 21%. The face value of the subordinated notes and all accrued interest were due and payable upon the earlier of July 2011 or the consummation of a qualified initial public offering. As of December 31, 2001, accrued and unpaid interest of $650 was included in the carrying amount of the subordinated notes payable balance of $2,799 in the accompanying financial statements. The Company consummated a qualified initial public offering on May 29, 2002 and repaid the face value and all accrued interest on the subordinated promissory notes. In April 2002, the FASB issued FAS No. 145, Recision of FASB Statements no. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections Under Statement 4, pursuant to which all gains and losses from extinguishments of debt were required to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. This statement eliminates Statement 4 and, thus, the exception to applying Opinion 30 to all gains and losses related to extinguishments of debt. The Company adopted FAS 145 during 2002, and as a result, has classified the charge related to the unamortized discount upon repayment of the subordinated notes payable as other expense, instead of extraordinary loss on extinguishment of debt, in the accompanying statements of operations.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

Warrants and common stock issued with debt instruments

In May 2000, in connection with a capital lease, the Company issued a warrant that provided the lender the right to purchase 7,669 shares of common stock at $19.56 per share. The Company accounted for the fair value of the warrant of approximately $105 as an increase to additional paid-in capital with a corresponding provision to debt discount. The debt discount is being accreted to interest expense over the term of the related debt, which is 36 months.

In July 2001, in connection with borrowings under subordinated promissory notes, the Company issued to the note holders warrants to purchase 6,818,947 shares of common stock. The Company accounted for the fair value of the warrants of $10,884 as an increase to additional paid-in capital with a corresponding discount on subordinated notes payable.

In July 2001, in connection with a capital lease agreement, the Company granted warrants to purchase 85,000 shares of common stock at an exercise price of $3.00 per share. The fair value of approximately $172 was recorded as an increase to additional paid-in capital with a corresponding reduction to the capitalized lease obligation. The debt discount is being accreted to interest expense over the term of the lease agreement which is 45 months.

The fair values of warrants were estimated at the date of issuance of each warrant using the Black-Scholes valuation model with the following assumptions: the term of the warrant; risk-free rates between 4.92% to 6.37%; volatility of 80% for all periods; and a dividend yield of 0.0%.

Warrants, options and common stock issued in exchange for cash and services rendered

In March 2000, in consideration for employee recruiting and placement services rendered, the Company issued 7,258 shares of common stock to a consultant. The Company recorded the fair value of the common stock issued of $306 as marketing expense.

Also in March 2000, in consideration for marketing services rendered, the Company issued an option to a consultant to purchase 5,000 shares of common stock at $13.50 per share. The Company recorded the fair value of the option of approximately $195 as marketing expense.

In April 2000, in connection with the sale of Series E preferred stock, the Company sold warrants to purchase 533,003 shares of Series E preferred stock at a price of $0.01 per share. The warrants have an exercise price of $14.07 per share. The proceeds from the sale of these warrants were recorded as part of the issuance of Series E preferred stock in the accompanying statement of stockholders’ (deficit) equity. In July 2001, in connection with a modification of the terms of the Series E preferred stock, certain Series E warrant holders agreed to the cancellation of warrants to purchase 500,487 shares of Series E preferred stock. The remaining warrants to purchase 32,516 shares are exercisable at $14.07 per share.

In November 2000, in connection with an operating lease, the Company issued a warrant that provided the lessor the right to purchase 20,000 shares of common stock at $6.00 per share. The Company also issued an option, in connection with the lease to a consultant to purchase 8,333 shares of common stock at $6.00 per share. The Company accounted for the fair value of the warrant of approximately $216 as an increase to additional paid-in capital with a corresponding increase to other assets. This asset is being amortized over the term of the related operating lease, which is five years. The Company recorded the fair value of the option of approximately $90 as general and administrative expense.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

In July 2001, the Company issued a warrant to purchase 100,000 shares of Series F non-voting preferred stock at $9.38 per share to a Web portal company in connection with an integration and distribution agreement. The fair market value of the warrants of approximately $18 was recorded as sales and marketing expense and an increase to additional paid-in capital.

The Company calculated the fair value of the warrants and nonemployee stock options using the Black-Scholes valuation model with the following assumptions: the term of the warrant or option; risk-free rates between 5.83% to 6.37%; volatility of 80% for all periods; and dividend yield of 0.0%.

5.	Commitments and Contingencies

Lease commitments

The Company leases its primary facilities under noncancelable operating leases. The Company also has capital leases with various expiration dates through March 2005. Future minimum lease payments under noncancelable capital and operating leases as of December 31, 2002, are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2003	$1,326	$2,952
2004	462	2,640
2005	56	1,466

Total minimum payments	1,844	$7,058

Less interest and unamortized discount	(153)

Present value of net minimum lease payments	1,691
Less current portion of capital lease obligations	(1,231)

Capital lease obligations, noncurrent	$460

Rent expense for the years ended December 31, 2000, 2001 and 2002 was $1,533, $2,450 and $2,975, respectively. Rent expense is computed using the straight-line method and the minimum operating lease payments required over the lease term.

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial statements.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

6.	Redeemable Convertible Preferred Stock

The redeemable convertible preferred stock at December 31, 2001 consisted of the following:

	Par Value	Number of Shares Authorized	Number of Shares Issued and Outstanding	Dividends Per Share	Redemption and Liquidation Value Per Share	Total Liquidation Value
Series B	$0.001	5,776,616	5,684,024	$0.08648	$1.08	$6,139
Series C	0.001	4,750,000	4,650,269	0.2616	3.27	15,205
Series D	0.001	4,650,000	4,649,927	0.5216	6.52	30,318
Series E	0.001	5,874,199	5,007,530	0.7500	9.38	46,971
Series E-1	0.001	5,874,199	325,159	0.7500	9.38	3,050

		26,925,014	20,316,909			$101,683

Conversion

These shares automatically converted into 9,659,700 shares of common stock upon the closing of the Company’s initial public offering.

7.	Stockholders’ (Deficit) Equity

The convertible preferred stock at December 31, 2001 consisted of the following:

	Par Value	Number of Shares Authorized	Number of Shares Issued and Outstanding	Dividends Per Share	Liquidation Value Per Share	Total Liquidation Value
Series A	$0.001	5,000,000	4,444,545	$0.0500	$0.50	$2,222
Series F	0.001	3,500,000	1,712,954	—	—	—

		8,500,000	6,157,499			$2,222

The Company’s obligation to maintain the studios equity interests at 6.02% of the Company’s fully diluted equity securities, as discussed in note 1, resulted in the Company issuing 3,492,737 shares of Series F Non-Voting Convertible Preferred Stock to the studios during 2002. This obligation terminated immediately prior to the Company’s initial public offering. All the outstanding convertible preferred stock automatically converted into 3,216,740 shares of common stock upon the closing of the Company’s initial public offering.

Voting rights

The holders of each share of common stock shall be entitled to one vote per share on all matters to be voted upon by the Company’s stockholders.

Employee Stock Purchase Plan

In February 2002, the Company adopted the 2002 Employee Stock Purchase Plan. The Company reserved a total of 583,333 shares of common stock for issuance under the 2002 Employee Stock Purchase Plan. Under the

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

plan, shares of the Company’s common stock may be purchased over an offering period with a maximum duration of two years at 85% of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may invest up to 15% of their gross compensation through payroll deductions. In no event shall an employee be permitted to purchase more than 4,167 shares of common stock during any six-month purchase period. During the year ended December 31, 2002, employees purchased 47,746 shares at an average price of $7.60 per share. At December 31, 2002, 535,587 shares were reserved for future issuance. In addition, the plan provides for annual increases in the number of shares available for issuance under the 2002 Employee Stock Purchase Plan on the first day of each fiscal year, beginning with fiscal year 2003, equal to the lesser of:

•	2% of the outstanding shares of the Company’s common stock on the first day of the applicable fiscal year;

•	333,333 shares; and

•	such other amount as the Company’s board may determine.

Stock option plans

As of December 31, 2001, the Company was authorized to issue up to 4,879,978 shares of common stock in connection with its 1997 stock option plan for directors, employees and consultants. The 1997 stock option plan provides for the issuance of stock purchase rights, incentive stock options or non-statutory stock options. 321,942 remaining shares reserved but not yet issued under the 1997 plan as of the effective date of the Company’s initial public offering were added to the total reserved shares under the 2002 Stock Plan and deducted from the total reserved shares under the 1997 Stock Plan.

In February 2002, the Company adopted the 2002 Stock Plan. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of nonstatutory stock options and stock purchase rights to employees, directors and consultants. The Company reserved a total of 666,667 shares of common stock for issuance under the 2002 Stock Plan. 321,942 remaining shares reserved but not yet issued under the 1997 plan as of the effective date of the Company’s initial public offering were added to the total reserved shares of 666,667 under the 2002 Stock Plan and deducted from the total reserved shares under the 1997 Stock Plan. In addition, the Company’s 2002 Stock Plan provides for annual increases in the number of shares available for issuance under the Company’s 2002 Stock Plan on the first day of each fiscal year, beginning with the Company’s fiscal year 2003, equal to the lesser of 5% of the outstanding shares of common stock on the first day of the applicable fiscal year, 1,000,000 shares, and another amount as the Company’s board of directors may determine.

Stock purchase rights are subject to a restricted stock purchase agreement whereby the Company has the right to repurchase the stock at the original issue price upon the voluntary or involuntary termination of the purchaser’s employment with the Company. The repurchase rights lapse at a rate determined by the stock plan administrator but at a minimum rate of 25% per year.

The exercise price for incentive stock options is at least 100% of the stock’s fair value on the date of grant for employees owning less than 10% of the voting power of all classes of stock, and at least 110% of the fair value on the date of grant for employees owning more than 10% of the voting power of all classes of stock. For nonstatutory stock options, the exercise price is also at least 110% of the fair value on the date of grant for service providers owning more than 10% of the voting power of all classes of stock and no less than 85% of the fair value on the date of grant for service providers owning less than 10% of the voting power of all classes of stock.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

Options generally expire in 10 years, however, they may be limited to 5 years if the optionee owns stock representing more than 10% of the Company. Vesting periods are determined by the stock plan administrator and generally provide for shares to vest ratably over three or four years.

Generally, the Company’s Board of Directors grants options at an exercise price of not less than the fair value of the Company’s common stock at the date of grant. In 2001, the Company offered its employees the right to exchange certain employee stock options. The exchange resulted in the cancellation of employee stock options to purchase 0.9 million shares of common stock with varying exercise prices in exchange for 0.9 million employee stock options with an exercise price of $3.00. The option exchange resulted in variable award accounting treatment for all of the exchanged options. Variable award accounting will continue until all options subject to variable accounting are exercised, cancelled or expired.

A summary of the activities related to the Company’s options for the years ended December 31, 2000, 2001 and 2002 and is as follows:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted-Average Exercise Price
Balances as of January 1, 2000	611,313	531,031	$4.041
Authorized	587,284	—	—
Granted	(849,466)	849,466	9.378
Exercised	—	(81,003)	5.229
Canceled	160,475	(160,475)	7.545
Repurchased	26,653	—	5.310

Balances as of December 31, 2000	536,259	1,139,019	7.443
Authorized	3,133,333	—	—
Granted	(3,457,659)	3,457,659	3.204
Exercised	—	(30,046)	4.146
Canceled	1,567,159	(1,567,159)	7.335
Repurchased	5,625	—	—

Balances as of December 31, 2001	1,784,717	2,999,473	2.982
Authorized	666,667	—	—
Granted	(1,770,143)	1,770,143	4.090
Exercised	—	(441,083)	2.969
Canceled	228,003	(228,003)	3.649
Repurchased	1,729	—

Balances as of December 31, 2002	910,973	4,100,530	$3.424

Options exercisable as of December 31:
2000		185,684	$3.750
2001		918,252	$2.937
2002		1,288,533	$2.980

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

As of December 31, 2002, the range of exercise prices and weighted-average remaining contractual life of outstanding options were as follows:

Options Outstanding				Options Exercisable
Exercise Prices	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted- Average Exercise Prices	Number of Options	Weighted- Average Exercise Prices
$0.15 to $0.33	44,987	5.17	$0.15	44,987	$0.15
$3.00	3,703,101	8.62	$3.00	1,228,213	$3.00
$6.00	182,992	9.25	$6.00	10,333	$6.00
$8.97 to $13.99	169,450	9.74	$10.77	5,000	$13.50

	4,100,530			1,288,533	$2.98

8.	Income Taxes

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34% to pretax loss as a result of the following:

	Year Ended December 31,
	2000	2001	2002
Expected tax benefit at U.S. federal statutory rate of 34%	$(19,503)	$(13,130)	$(7,463)
Current year net operating loss for which no tax benefit is recognized	16,574	11,330	4,105
Stock-based compensation	2,957	1,864	3,343
Other	(28)	(64)	15

Total income tax expense	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities as of December 31, 2001 and 2002, are presented below:

	As of December 31,
	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$32,626	$34,270
Accruals and reserves	13,885	10,880
Other	20	80

Gross deferred tax assets	46,531	45,230
Less valuation allowance	(46,531)	(45,230)

Net deferred tax assets	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The total valuation allowance for the years ended December 31, 2001 and 2002 increased $12,713 and decreased $1,301, respectively.

As of December 31, 2002, the Company had net operating loss carry forwards for federal and California income tax purposes of approximately $88,317 and $56,985, respectively, to reduce future income subject to

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

income tax. The federal net operating loss carry forwards will expire beginning in 2012 to 2022 and the California net operating loss carry forwards expire beginning in 2002 to 2012, if not utilized.

The Tax Reform Act of 1986, imposes restrictions on the utilization of net operating loss carryforwards and tax credit carryforwards in the event of an “ownership change,” as defined by the Internal Revenue Code. The Company’s ability to utilize its net operating loss carryforwards is subject to restrictions pursuant to these provisions.

9.	Employee Benefit Plan

The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute through payroll deductions. The Company matches employee contributions at the discretion of the Company’s Board of Directors. During the years ended December 31, 2000, 2001 and 2002, the Company matched a total of $0, $304 and $0, respectively.

10.	Restructuring Charges

During 2001, the Company recorded a restructuring charge of $671 relating to severance payments made to 45 employees terminated in an effort to streamline the Company’s processes and reduce expenses. Substantially all liabilities related to this restructuring charge were paid as of December 31, 2001.

11.	Selected Quarterly Financial Data (Unaudited)

	March 31	June 30	September 30	December 31
	(in thousands, except per share data)
2002 Quarter Ended:
Total revenues	$30,527	$36,360	$40,731	$45,188
Net loss (1)	$(4,508)	$(13,429)	$(1,695)	$(2,315)
Basic and diluted net loss per share	$(2.20)	$(1.31)	$(0.08)	$(0.10)
Quarterly stock prices (2):
High	$—	$16.94	$17.87	$12.79
Low	$—	$12.75	$9.70	$5.22
Subscribers at end of period	603	670	742	857

2001 Quarter Ended:
Total revenues	$17,057	$18,359	$18,878	$21,618
Net loss	$(20,598)	$(8,001)	$(5,554)	$(4,465)
Basic and diluted net loss per share	$(12.26)	$(4.48)	$(2.94)	$(2.26)
Subscribers at end of period	303	308	334	456

(1)

In July 2001, the Company issued subordinated promissory notes and warrants to purchase 6,818,947 shares of its common stock at an exercise price of $3.00 per share for net proceeds of $12,831. The subordinated notes had an aggregate face value of $13,000 and stated interest rate of 10%. Approximately $10,884 of the proceeds was allocated to the warrants as additional paid-in capital and $1,947 was allocated to the subordinated notes payable. The resulting discount of $11,053 was being accreted to interest expense using an effective annual interest rate of 21%. The face value of the subordinated notes and all accrued interest were due and payable upon the earlier of July 2011 or the consummation of a qualified initial public

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

Years Ended December 31, 2000, 2001 and 2002

(in thousands, except share, per share and per DVD data)

offering. The Company consummated a qualified initial public offering during May 2002 and repaid the face value and all accrued interest on the subordinated promissory notes. The repayment resulted in a non-cash other expense of $10,695, related to the acceleration of the accretion of the discount, during the quarter ended June 30, 2002.

(2)	Quarterly stock prices are presented from the date of the Company’s May 2002 initial public offering.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated: March 28, 2003	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: March 28, 2003	By:	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Reed Hastings and W. Barry McCarthy Jr., and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with Exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes may do or cause to be done by virtue hereof. This Power of Attorney may be signed in several counterparts.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REED HASTINGS Reed Hastings	President, Chief Executive Officer and Director (principal executive officer)	March 24, 2003

/s/ W. BARRY MCCARTHY, JR. W. Barry McCarthy, Jr.	Chief Financial Officer (principal financial and accounting officer)	March 24, 2003

/s/ TIMOTHY M. HALEY Timothy M. Haley	Director	March 26, 2003

/s/ JAY C. HOAG Jay C. Hoag	Director	March 31, 2003

/s/ A. ROBERT PISANO A. Robert Pisano	Director	March 21, 2003

/s/ RICHARD BARTON Richard Barton	Director	March 24, 2003

/s/ MICHAEL N. SCHUH Michael N. Schuh	Director	March 27, 2003

/s/ MICHAEL RAMSAY Michael Ramsay	Director	March 26, 2003

CERTIFICATIONS

I, Reed Hastings, certify that:

1.    I have reviewed this annual report on Form 10-K of Netflix, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer

I, Barry McCarthy, certify that:

1.    I have reviewed this annual report on Form 10-K of Netflix, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (3)

10.1	Form of Indemnification Agreement with each of the Registrant’s Executive Officers and Directors. (4)

10.2	2002 Employee Stock Purchase Plan. (5)

10.3	Amended and Restated 1997 Stock Plan. (6)

10.4	2002 Stock Plan. (7)

10.5	Amended and Restated Stockholders’ Rights Agreement dated July 10, 2001. (8)

10.6	Office Lease dated October 27, 2000 with BR3 Partners. (9)

10.7

Letter Agreement dated August 11, 1999 with Lincoln-Recp Old Oakland Opco, LLC; First Amendment to Lease Agreement dated December 3, 1999; Second Amendment to Lease Agreement dated January 4, 2000; Third Amendment to Lease Agreement dated June 12, 2001 with Joseph Scully. (10)

10.8	Offer Letter dated April 19, 1999 with W. Barry McCarthy, Jr. (11)

10.9	Offer Letter dated March 25, 1999 with Tom Dillon. (12)

10.10	Offer Letter dated March 13, 2000 with Leslie J. Kilgore. (13)

10.11	Letter Agreement dated May 1, 2000 with Columbia TriStar Home Entertainment, Inc. (14)

10.12	Revenue Sharing Output License Terms with Warner Home Video. (15)

10.13	Form of Subordinated Promissory Note date July 10, 2001. (16)

10.14	Strategic Marketing Agreement with Best Buy Co., Inc; First Amendment to Strategic Marketing Agreement. (17)

23.1	Consent of KPMG LLP, Independent Auditors.

99.1	Certification of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(2)	Incorporated by reference to Exhibit 3.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(3)	Incorporated by reference to Exhibit 4.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(4)	Incorporated by reference to Exhibit 10.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 20, 2002.
(5)	Incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(6)	Incorporated by reference to Exhibit 10.3 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 16, 2002.
(7)	Incorporated by reference to Exhibit 10.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(8)	Incorporated by reference to Exhibit 10.5 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(9)	Incorporated by reference to Exhibit 10.7 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.

(10)	Incorporated by reference to Exhibit 10.8 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(11)	Incorporated by reference to Exhibit 10.9 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(12)	Incorporated by reference to Exhibit 10.10 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(13)	Incorporated by reference to Exhibit 10.11 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(14)	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002. The registrant has been granted confidential treatment on portions of this exhibit.
(15)	Incorporated by reference to Exhibit 10.13 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002. The registrant has been granted confidential treatment on portions of this exhibit.
(16)	Incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.
(17)	Incorporated by reference to our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002. The registrant has been granted confidential treatment on portions of this exhibit.