Form 10-Q
period 2003-03-31
NETFLIX INC
filed 2003-05-14
CIK 1065280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) ..    YES  ☐  NO  ☒ .

As of May 2, 2003, there were 23,729,845 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Netflix, Inc.

Netflix, Inc.

Statements of Operations

(Unaudited)

(in thousands, except per share data)

	Three Months Ended
	Mar 31, 2002	Mar 31, 2003
Revenues:
Subscription	$30,069	$55,281
Sales	458	388

Total revenues	30,527	55,669
Cost of revenues:
Subscription	14,872	29,928
Sales	286	79

Total cost of revenues	15,158	30,007

Gross profit	15,369	25,662
Operating expenses:
Fulfillment *	4,155	6,383
Technology and development *	3,181	4,183
Marketing *	7,938	13,207
General and administrative *	1,309	2,248
Stock-based compensation *	2,840	4,552

Total operating expenses	19,423	30,573

Operating loss	(4,054)	(4,911)
Other income (expense):
Interest and other income	74	581
Interest and other expense	(528)	(191)

Net loss	$(4,508)	$(4,521)

Net loss per share:
Basic and diluted	$(2.20)	$(.20)

Weighted average common shares outstanding:
Basic and diluted	2,047	22,737

* Amortization of stock-based compensation not included in expense line item:
Fulfillment	$392	$805
Technology and development	1,208	1,450
Marketing	842	1,389
General and administrative	398	908

	$2,840	$4,552

See accompanying notes to financial statements.

Netflix, Inc.

Balance Sheets

(Unaudited)

(in thousands, except share data)

	As of
	Dec 31, 2002	Mar 31, 2003
Assets
Current assets:
Cash and cash equivalents	$59,814	$66,028
Short-term investments	43,796	44,304
Prepaid expenses	2,753	2,066
Prepaid revenue sharing expenses	303	622
Other current assets	409	174

Total current assets	107,075	113,194
DVD library, net	9,972	9,740
Intangible assets, net	6,094	5,285
Property and equipment, net	5,620	4,848
Deposits	1,690	1,694
Other assets	79	868

Total assets	$130,530	$135,629

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,350	$22,218
Accrued expenses	9,102	9,525
Deferred revenue	9,743	11,227
Current portion of capital lease obligations	1,231	940

Total current liabilities	40,426	43,910
Deferred rent	288	279
Capital lease obligations, less current portion	460	376

Total liabilities	41,174	44,565
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 shares authorized at December 31, 2002 and March 31, 2003; 22,445,795 and 22,977,497 issued and outstanding at December 31, 2002 and March 31, 2003, respectively	22	23
Additional paid-in capital	259,172	264,765
Deferred stock-based compensation	(11,399)	(10,892)
Accumulated other comprehensive income	774	902
Accumulated deficit	(159,213)	(163,734)

Total stockholders’ equity	89,356	91,064

Total liabilities and stockholders’ equity	$130,530	$135,629

See accompanying notes to financial statements.

Netflix, Inc.

Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended
	Mar 31, 2002	Mar 31, 2003
Cash flows from operating activities:
Net loss	$(4,508)	$(4,521)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,457	1,333
Amortization of DVD library	2,917	6,620
Amortization of intangible assets	706	809
Stock-based compensation expense	2,840	4,552
Gain on disposal of DVDs	(283)	(367)
Noncash interest expense	395	32
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(773)	603
Accounts payable	2,577	1,868
Accrued expenses	(186)	423
Deferred revenue	1,350	1,484
Deferred rent	13	(9)

Net cash provided by operating activities	6,505	12,827

Cash flows from investing activities:
Purchases of short-term investments	—	(380)
Purchases of property and equipment	(95)	(561)
Acquisitions of DVD library	(6,161)	(6,409)
Proceeds from sale of DVDs	458	388
Deposits and other assets	—	(793)

Net cash used in investing activities	(5,798)	(7,755)

Cash flows from financing activities:
Proceeds from issuance of common stock	87	1,549
Principal payments on notes payable and capital lease obligations	(1,254)	(407)

Net cash (used in) provided by financing activities	(1,167)	1,142

Net (decrease) increase in cash and cash equivalents	(460)	6,214
Cash and cash equivalents, beginning of period	16,131	59,814

Cash and cash equivalents, end of period	$15,671	$66,028

Supplemental disclosure:
Cash paid for interest	$136	$158
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$583	$—
Exchange of Series F non-voting convertible preferred stock for intangible asset	$1,213	$—
Unrealized gain on short-term investments	$—	$128

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

Netflix, Inc.

Notes to Financial Statements – (continued)

(in thousands, except share and per share data)

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

In 2001, the Company offered employees and directors the right to exchange certain stock options. The Company exchanged options to purchase approximately 900,000 shares of common stock with varying exercise prices in exchange for options to purchase approximately 900,000 shares of common stock with an exercise price of $3.00 per share. As of March 31, 2003, exchanged options for approximately 516,000 shares of common stock were outstanding. The stock option exchange resulted in variable award accounting treatment for all of the exchanged options. Variable award accounting will continue until all options subject to variable accounting are exercised, cancelled or expire. Variable accounting treatment will result in unpredictable and potentially significant charges or credits to the Company’s operating expenses from fluctuations in the market price of the Company’s common stock. For each hypothetical one-dollar increase or decrease in the fair value of the Company’s common stock, the Company will record deferred compensation in an amount equal to the number of shares underlying the variable awards multiplied by the one-dollar change. However, to the extent these variable awards are not fully vested, the stock-based compensation expense will be less than the amount recorded as deferred compensation.

SFAS No. 123 requires the disclosure of net loss as if the Company had adopted the fair value method for its stock-based compensation arrangements for employees since the inception of the Company. SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123, amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosures modifications are required for fiscal years ending after December 15, 2002 and are presented below. Had compensation cost been determined consistent with SFAS No. 123, the Company’s net loss and net loss per share would have declined as follows:

	Three Months Ended
	Mar 31, 2002	Mar 31, 2003
Net loss as reported	$(4,508)	$(4,521)
Add stock-based employee compensation expense included in reported net loss	2,840	4,552
Deduct total stock-based employee compensation expense determined under the fair value method	(1,061)	(2,406)

Pro forma net loss	$(2,729)	$(2,375)

Basic and diluted net loss per share:
As reported	$(2.20)	$(0.20)
Pro forma	$(1.33)	$(0.10)

Netflix, Inc.

Notes to Financial Statements – (continued)

(in thousands, except share and per share data)

DVD library

The Company acquires DVDs from studios and distributors either via direct purchase or subject to revenue sharing agreements. These revenue sharing agreements enable the Company to obtain DVDs at a lower up front cost than under traditional purchase arrangements. The Company shares a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, which is typically 12 months for each DVD title (hereinafter referred to as the “title term”). At the end of the title term, the Company has the option of either returning the DVD title to the studio or purchasing the title.

The Company amortizes the cost, less salvage value, of it’s DVD library on an accelerated basis over one year.

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

Several studios permit the Company to sell used DVDs upon the expiration of the title term. For those DVDs that the Company estimates it will sell at the end of the title term, a salvage value of $2.00 per DVD is provided. For those DVDs that the Company does not expect to sell, no salvage value is provided. As of December 31, 2002 and March 31, 2003, the salvage values of $929 and $1,022, respectively, are included in DVD library in the accompanying financial statements.

DVD library and accumulated amortization consisted of the following:

	As of
	Dec 31, 2002	Mar 31, 2003
DVD library	$58,795	$65,183
Less accumulated amortization	(48,823)	(55,443)

DVD library, net	$9,972	$9,740

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

Netflix, Inc.

Notes to Financial Statements – (continued)

(in thousands, except share and per share data)

intangible asset is being amortized on a straight-line basis to marketing expense over the two-year term of the strategic marketing alliance.

Intangible assets and accumulated amortization consisted of the following:

	As of
	Dec 31, 2002	Mar 31, 2003
Studio intangibles	$11,528	$11,528
Strategic marketing alliance intangibles	416	416

	11,944	11,944
Less accumulated amortization	(5,850)	(6,659)

Intangible assets, net	$6,094	$5,285

Property and equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to three years, or the lease term, if applicable.

Capitalized software costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized software costs are included in internal-use software in property and equipment and amortized over the estimated useful life of the software, generally one year.

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

Technology and development

Technology and development costs consist of payroll and related costs incurred related to testing, maintaining and modifying the Company’s Web site, recommendation software and other internal-use software systems. Technology and

Netflix, Inc.

Notes to Financial Statements – (continued)

(in thousands, except share and per share data)

development costs also include depreciation on the computer hardware and capitalized software the Company uses to run its Web site and store data.

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

Comprehensive loss

Comprehensive loss consists of net loss and other gains and losses affecting stockholders’ equity that, under generally accepted accounting principles, are excluded from net loss, such as unrealized gains and losses on investments available-for-sale. The balances in accumulated other comprehensive income consist of unrealized gains on short-term investments.

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

Netflix, Inc.

Notes to Financial Statements – (continued)

(in thousands, except share and per share data)

Diluted net loss per share does not include the effect of the following antidilutive potential common shares (rounded to nearest thousand):

	As of
	Mar 31, 2002	Mar 31, 2003	Mar 31, 2003 Weighted Average Exercise Price
Stock options outstanding	4,287,000	3,575,000	$3.68
Warrants outstanding	7,018,000	6,278,000	$3.23
Common stock subject to repurchase	108,000	2,000	$4.65

	11,413,000	9,855,000	$3.41
Redeemable convertible preferred stock	9,660,000	—	$—
Convertible preferred stock	3,209,000	—	$—

	24,282,000	9,855,000	$3.41

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

Recently issued accounting standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development, and/or normal use of the assets. The Company also will record a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company’s financial position or operating results.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in

Netflix, Inc.

Notes to Financial Statements – (continued)

(in thousands, except share and per share data)

a Restructuring).” SFAS 146 is effective for any restructurings initiated after December 31, 2002. The adoption of SFAS 146 may impact the timing of when the Company would record any future restructuring charges.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as a reduction of those costs in the income statement of the customer. The consensus reached also concludes that if rebates or refunds can be reasonably estimated, such rebates or refunds should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund. The provisions of this consensus are not expected to have a material effect on the Company’s financial position or operating results.

In November 2002, the EITF reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this consensus are not expected to have a material effect on the Company’s financial position or operating results.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. This initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a material impact on the Company’s results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises, such as the Company, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. At March 31, 2003, the Company had no investment interest in any variable interest entities.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This quarterly report contains certain forward-looking statements within the meaning of the federal securities laws, including statements regarding our gross margin, the expansion of our shipping centers, increased disc usage, our technology expenses, cost per acquired subscriber and future stock-based compensation expense. These statements are subject to risks and uncertainties that could cause actual results and events to differ, including: our ability to manage our growth, in particular managing our subscriber acquisition costs as well as the mix between revenue sharing titles and titles not subject to revenue sharing that are delivered to our subscribers; our ability to attract new subscribers and retain existing subscribers; fluctuations in consumer spending on DVD players, DVDs and related products; competition; deterioration of the U.S. economy or conditions specific to online commerce or the filmed entertainment industry; conditions that effect our delivery through the U.S. Postal Service, including increases in postage; increases in the costs of acquiring DVDs; and, widespread consumer adoption of different modes of viewing in-home filmed entertainment. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this quarterly report, or to explain why actual results differ.

Overview

We are the largest online entertainment subscription service in the United States providing more than 1,052,000 subscribers access to a comprehensive library of more than 14,500 movie, television and other filmed entertainment titles. Our standard subscription plan allows subscribers to have three titles out at the same time with no due dates, late fees or shipping charges for $19.95 per month. Subscribers can view as many titles as they want in a month. Subscribers select titles at our Web site (www.netflix.com) aided by our proprietary recommendation service, receive them on DVD by first-class mail and return them to us at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in a subscriber’s queue.

We were organized as a Delaware corporation in August 1997. We have incurred significant losses since our inception. We may continue to incur losses, especially if the variable component of our stock-based compensation increases as a result of increases in our stock price.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as the policies that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Amortization of Our Library

We acquire DVDs from studios and distributors either through direct purchase or pursuant to revenue sharing agreements. These revenue sharing agreements enable us to obtain DVDs at a lower up-front cost than under traditional purchase arrangements. We share a percentage of the actual net revenues generated by the use of the DVDs associated with each particular title with the studios over a fixed period of time, which is generally 12 months for each title. At the end of the revenue sharing period for each title, we have the option of either returning the DVDs associated with the title to the studio or purchasing some or all of those DVDs.

We amortize the cost, less salvage value, of our DVD library on an accelerated basis over one year.

Under our revenue sharing agreements, we remit an upfront payment to acquire DVDs from the studios. This payment includes a contractually specified initial fixed license fee that is capitalized. Certain of these payments also include a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is expensed as revenue sharing obligations are incurred. The initial fixed license fee is amortized on an accelerated basis over one year. We believe the use of an accelerated method is appropriate because we normally experience heavy initial demand for a title, which subsides once initial demand has been satisfied.

Results of Operations

The following table sets forth, for the periods presented, certain data from our statements of operations as a percentage of total revenues. The information contained in the table below should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q.

	Three Months Ended
	Mar 31, 2002	Mar 31, 2003
Revenues:
Subscription	98.5%	99.3%
Sales	1.5	0.7

Total revenues	100.0	100.0
Cost of revenues:
Subscription	48.7	53.8
Sales	0.9	0.1

Total cost of revenues	49.6	53.9

Gross profit	50.4	46.1
Operating expenses:
Fulfillment	13.6	11.5
Technology and development	10.4	7.5
Marketing	26.0	23.7
General and administrative	4.3	4.0
Stock-based compensation	9.3	8.2

Total operating expenses	63.6	54.9

Operating loss	(13.2)	(8.8)
Other income (expense):
Interest and other income	0.2	1.0
Interest and other expense	(1.7)	(0.3)

Net loss	(14.7)%	(8.1)%

The following table sets forth, for the periods presented, certain other data. The information contained in the table below should be read in conjunction with the Financial Statements and Notes thereto included elsewhere in this Quarterly Report on Form 10-Q (in thousands, except percentages and subscriber acquisition cost).

	Three Months Ended
	Mar 31, 2002	Mar 31, 2003
Subscribers:
New trial subscribers: during period	312	417
New trial subscribers year to year change	117%	34%
New trial subscribers quarter to quarter sequential change	37%	32%
Subscribers: end of period	603	1,052
Subscribers year to year change	99%	74%
Subscribers quarter to quarter sequential change	32%	23%
Free subscribers: end of period	41	43
Free subscribers as percentage of ending subscribers	6.8%	4.1%
Paid subscribers: end of period	562	1,009
Year to year change	93%	80%
Qtr. to Qtr. sequential change	41%	27%
Subscriber churn (monthly)	7.2%	5.8%
Average paid subscribers during period	481	903
Average paid subscribers year to year change	78%	88%
Subscriber acquisition cost	$25.44	$31.67

Year to year change:
Subscription revenues	76.3%	83.8%
Sales revenues	100.0%	(15.3%)

Total revenues	79.0%	82.4%
Fulfillment	15.0%	53.6%
Technology and development	(41.9%)	31.5%
Marketing	19.3%	66.4%
General and administrative	(13.5%)	71.7%

Operating expenses before stock-based compensation	(3.9%)	56.9%
Stock-based compensation	39.0%	60.3%

Total operating expenses	0.7%	57.4%

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2003

Revenues

We derive substantially all our revenues from monthly subscription fees. From time to time, we generate revenue from the sale of excess DVDs. We recognize subscription revenues ratably during each subscriber’s monthly subscription period. We recognize revenues from the sale of used DVDs when the DVDs are shipped.

Subscription revenues. Our subscription revenues increased from $30.1 million for the three months ended March 31, 2002 to $55.3 million for the three months ended March 31, 2003, representing an 84% increase. This increase was driven primarily by an 88% increase in the average number of paying subscribers from 481,000 during the three months ended March 31, 2002 to 903,000 during the three months ended March 31, 2003. We believe the increase in the number of subscribers was caused by increased consumer awareness of our service, our consistently high levels of subscriber satisfaction, improvements in the time to deliver our DVDs, and the continuing consumer adoption of DVD players.

Cost of Revenues and Gross Profit

Cost of subscription revenues consists of revenue sharing costs, amortization of our library, amortization of intangible assets related to equity investments issued to certain studios and postage and packaging related to shipping titles to paying subscribers. Cost of revenues for DVD sales includes salvage value and revenue sharing costs for used DVDs sold.

Cost of subscription revenues. Cost of subscription revenues increased by $15.0 million from $14.9 million for the three months ended March 31, 2002 to $29.9 million for the three months ended March 31, 2003, representing a 101% increase. This increase was attributable primarily to a 129% increase in the number of DVDs mailed to our subscribers which was driven by an 88% increase in average paying subscribers, coupled with a 22% increase in disc usage per average paid subscriber. Our DVD amortization costs increased by $3.5 million, representing a 147% increase. The increase related to increased acquisitions for our library during 2002. Our revenue sharing costs increased by $4.7 million, representing a 72% increase. This increase was attributable primarily to the 88% increase in average paying subscribers partially offset by a modest decrease in the percentage of titles subject to revenue sharing agreements mailed to our subscribers. Our postage and packaging costs increased by $6.8 million, representing a 126% increase. This increase was attributable primarily to a 129% increase in the number of DVDs mailed to our subscribers.

Gross profit. Our gross profit increased from $15.4 million for the three months ended March 31, 2002 to $25.7 million for the three months ended March 31, 2003, representing a gross margin of 50.4% and 46.1%, respectively. Our gross margin decreased primarily as a result of the increase in disc usage per average paid subscriber. A portion of this increased disc usage was attributable to the new software algorithms and procedures we introduced during the quarter that enhance local delivery of available DVDs to our subscribers. If subscribers increase their usage or select titles that are more expensive to acquire and deliver on a more frequent basis, our expenses would increase, and our gross margin could be adversely affected. We expect our gross margin, for the balance of the fiscal year, to be in the range of 42% to 44%.

Operating Expenses

Fulfillment. Fulfillment expense represents those expenses incurred in operating and staffing our distribution and customer service centers, including costs attributable to receiving, inspecting and warehousing our library. Fulfillment expense also includes credit card fees and other collection related expenses. As of March 31, 2003, we were operating from 18 shipping centers located throughout the United States, including our San Jose operations. For the remainder of the year, we anticipate opening between 5 to 10 additional shipping centers to continue to reduce delivery times and increase library utilization. As we open additional shipping centers or further refine our distribution process, we may see an increase in disc usage by our subscribers. If our subscriber retention does not increase or our operating margins do not improve to the extent necessary to offset the effect of increased fulfillment expenses, our operating results will be adversely affected.

Fulfillment expenses increased from $4.2 million for the three months ended March 31, 2002 to $6.4 million for the three months ended March 31, 2003, representing a 54% increase. This increase was attributable primarily to an increase in the overall volume of the activities of our fulfillment operations and an increase in credit card fees from $1.0 million for the three months ended March 31, 2002 to $1.7 million for the three months ended March 31, 2003. As a percentage of revenues, fulfillment expense decreased from 13.6% for the three months ended March 31, 2002 to 11.5% for the three months ended March 31, 2003 due primarily to a combination of an increasing revenue base and improvements in our fulfillment productivity due to our continuous efforts to refine and streamline our fulfillment operations. The rate of improvement in our fulfillment productivity may decrease in future periods as we reach diminishing marginal returns on the refinements and streamlining efforts to our operations. Credit card fees increased due to an increase in subscription revenues.

Technology and development. Technology and development expense consists of payroll and other expenses we incur related to testing, maintaining and modifying our Web site, our recommendation service, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expense also includes depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience. We expect to continue to invest in technology and improvements to our Web site and internal-use software, and as a result, we expect our technology and development expense will continue to increase. Technology and development expenses increased from $3.2 million for the three months ended March 31, 2002 to $4.2 million for the three months ended March 31, 2003, representing a 32% increase. This increase was caused primarily by increases in personnel costs. As a percentage of revenues, technology and development expenses decreased from 10.4% for the three months ended March 31, 2002 to 7.5% for the three months ended March 31, 2003 due primarily to an increase in revenues.

Marketing. Marketing expense consists of marketing expenditures and other promotional activities, including revenue sharing costs, postage and packaging costs and library amortization costs related to free trial periods. Substantially all of our subscriber acquisition activities are in the form of pay-for-performance payments for each new subscriber provided to us. We anticipate that our marketing expense will increase in future periods as a result of the overall growth in our subscriber base, free trial offers and pay-for-performance arrangements. Our marketing expenses increased from $7.9 million for the three months ended March 31, 2002 to $13.2 million for the three months ended March 31, 2003, representing a 66% increase. This increase was attributable primarily to a 34% increase in the number of new trial subscribers for the three months ended March 31, 2003 compared to the three months ended March 31, 2002, coupled with an increase in the marketing cost per acquired subscriber from $25.44 to $31.67. The increase in the cost per acquired subscriber was due primarily to increases in the pay-for-performance payments for each new subscriber referred to us. As a percentage of revenues, marketing expenses decreased from 26.0% for the three months ended March 31, 2002 to 23.7% for the three months ended March 31, 2003 due primarily to an increase in revenues. We expect the cost per acquired subscriber, for the balance of the fiscal year, to be in the range of $32 to $36.

General and administrative. General and administrative expense consists of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting expenses, professional fees and other general corporate expenses. Our general and administrative expenses increased from $1.3 million for the three months ended March 31, 2002 to $2.2 million for the three months ended March 31, 2003, representing a 72% increase. This increase was attributable primarily to an increase in the number of personnel to support our increasing subscriber base as well as increased directors and officers insurance and property insurance costs and additional professional fees resulting from public company filing requirements. As a percentage of revenues, general and administrative expenses decreased from 4.3% for the three months ended March 31, 2002 to 4.0% for the three months ended March 31, 2003 due primarily to an increase in revenues.

Stock-based compensation. Stock-based compensation for equity instruments issued to employees represents the aggregate difference, at the grant date, between the respective exercise prices of stock options or stock grants and the fair market value of the underlying stock less forfeitures. Stock-based compensation is amortized over the vesting period of the underlying options or grants based on an accelerated amortization method.

In 2001, we offered our employees and directors the right to exchange certain stock options. We exchanged options to purchase approximately 900,000 shares of common stock with varying exercise prices in exchange for options to purchase approximately 900,000 shares of common stock with an exercise price of $3.00 per share. As of March 31, 2003, approximately 516,000 of these options were outstanding. The stock option exchange resulted in variable award accounting treatment for all of the exchanged options. Variable award accounting will continue until all options subject to variable accounting are exercised, cancelled or expire. Options subject to variable accounting has been declining and is expected to continue to decline in the upcoming quarter. As of April 30, 2003, exchanged options for approximately 402,000 shares of common stock were outstanding. Variable accounting treatment will result in unpredictable and potentially significant charges or credits to our operating expenses from fluctuations in the market price of our common stock.

For each hypothetical one dollar increase or decrease in the market value of our common stock, we will record deferred compensation in an amount equal to the number of shares underlying the variable awards multiplied by the one dollar change. However, to the extent these variable awards are not fully vested, our stock compensation expense will be less than the amount we record as deferred compensation. For example, if at March 31, 2003, the fair value of our common stock had increased or decreased by $1.00, our deferred stock-based compensation would change by approximately $0.5 million and our stock-based compensation expense would be affected by approximately $0.3 million. Once these variable awards become fully vested, our stock based compensation will be affected on a dollar-for-dollar basis and a change in our stock price will directly impact the amount we record as stock-based compensation in an amount equal to the number of shares underlying the variable awards outstanding multiplied by the change in the fair value of our common stock. For example, assuming all 516,000 exchanged options are fully vested and outstanding and assuming an increase or decrease in the fair value of our common stock of $1.00 in a quarter, our stock-based compensation expense or credit related to the variable awards for that quarter would be $0.5 million. As of March 31, 2003, most of these variable awards were not fully vested and had a variety of final vesting dates over the next two years.

Stock-based compensation expense increased from $2.8 million, consisting of $1.2 million related to fixed awards and $1.6 million related to variable awards, for the three months ended March 31, 2002 to $4.6 million, consisting of $2.0 million related to fixed awards and $2.6 million related to variable awards, for the three months ended March 31, 2003.

The increase in the fixed award compensation expense was attributable to the issuance of options in 2002, prior to our initial public offering, with exercise prices below the market value of our common stock. Since our initial public offering, there is no longer any difference between fair market value and the exercise price for new option grants and as a result no new deferred stock-based compensation has or is expected to arise from new awards. Consequently, we expect our future stock-based compensation expense will relate to existing awards.

The increase in stock-based compensation expense related to variable awards was attributable primarily to the large increase in the market price of our common stock during the three months ended March 31, 2003, from $11.01 at December 31, 2002 to $20.35 at March 31, 2003, coupled with an additional full year of vesting for the variable awards.

Interest and Other Income (Expense), Net

Interest and other income (expense), net consists primarily of interest earned on our cash and cash equivalents and short-term investments offset by interest expense related to interest-bearing obligations. Interest and other expense, net was $0.5 million for the three months ended March 31, 2002, compared to interest and other income, net of $0.4 million for the three months ended March 31, 2003. This increase from expense to income was attributable primarily to interest income on the investment of net proceeds from our initial public offering in May 2002 and a reduction in interest-bearing obligations, some of which were repaid following our initial public offering.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes and our initial public offering. As of March 31, 2003, we had cash and cash equivalents of $66.0 million and short-term investments of $44.3 million. Although we currently anticipate that the proceeds from our May 2002 public offering, together with our available funds and cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution

Net cash provided by operating activities increased from $6.5 million for the three months ended March 31, 2002 to $12.8 million for the three months ended March 31, 2003, representing a 97% increase. This increase was attributable primarily to a $3.7 million increase in depreciation and amortization as a result of increased library purchases during 2002, a $1.7 million increase in non-cash stock-based compensation as a result of the large impact on our variable award accounting due to the large increase in our stock price during the three months ended March 31, 2003 and a $1.0 million change in operating assets and liabilities as a result of the overall increase in business volumes.

Net cash used in investing activities increased from $5.8 million for the three months ended March 31, 2002 to $7.8 million for the three months ended March 31, 2003, representing a 34% increase. This increase was attributable primarily to a $0.8 million increase in deposits and other assets as a result of placing a security deposit on an insurance policy renewal during the three months ended March 31, 2003 and a $0.7 million increase in acquisitions of property and equipment and our library to support our growing business.

Net cash used in financing activities for the three months ended March 31, 2002 was $1.2 million, attributable primarily to principal repayments on notes payable and capital lease obligations. Net cash provided by financing activities for the three months ended March 31, 2003 was $1.1 million, attributable primarily to proceeds from the exercise of stock options.

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

We adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on our financial position or operating results.

In June 2002, the FASB issued SFAS No. 146, Accounting for Exit or Disposal Activities). SFAS 146 addresses significant issues regarding the recognition, measurement and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for pursuant to the guidance of EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 became effective in 2003. The adoption of SFAS 146 did not have a material impact on our financial results.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus reached states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as a reduction of those costs in the income statement of the customer. The consensus reached also concludes that if rebates or refunds can be reasonably estimated, such rebates or refunds should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer toward earning the rebate or refund. The provisions of this Consensus are not expected to have a material effect on our financial position or operating results.

In November 2002, the EITF reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this Consensus are not expected to have a material effect on our financial position or operating results.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. This initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this Interpretation did not have a material impact on our results of operations or financial position.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises, such as us, with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that we will consolidate or disclose information about variable interest entities when the Interpretation becomes effective. At March 31, 2003, we had no investment interest in any variable interest entities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. Some of the securities we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. Our cash equivalents are generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We intend to limit the percentage invested in short-term investments to no more than fifty percent of the combined fair value of cash equivalents and short-term investments. We also intend to limit the average duration on our short-term investments to less than three years. As of March 31, 2003 all short-term investments were invested in the Vanguard Short-Term Bond Index Fund – Admiral Shares (the “Fund”). The target index for the Fund, the Lehman 1-5 Year Government/Credit Bond Index (the “Index”), is comprised of approximately 1,500 U.S. Treasury and agency securities and investment-grade corporate bonds with maturities between 1 and 5 years. As of March 31, 2003, the cost, unrealized gain and market value of our short-term investments was $43,402,000, $902,000 and $44,304,000, respectively.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in internal controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies or material weaknesses.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

(d) Use of Proceeds.

We continue to maintain approximately $42.1 million of the net proceeds from our initial public offering in short-term investments and $29.9 million in cash and cash equivalents.

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

(b) We did not file any current reports on Form 8-K for the quarter ended March 31, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFLIX, INC.

Dated: May 12, 2003	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer

Dated: May 12, 2003	By:	/s/ BARRY MCCARTHY
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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	By:	/s/ REED HASTINGS
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

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 12, 2003	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

4.1	Form of Common Stock Certificate. (3)

10.1	Form of Indemnification Agreement with each of the Registrant’s Executive Officers and Directors. (4)

10.2	2002 Employee Stock Purchase Plan. (5)

10.3	Amended and Restated 1997 Stock Plan. (6)

10.4	2002 Stock Plan. (7)

10.5	Amended and Restated Stockholders’ Rights Agreement dated July 10, 2001. (8)

10.6	Office Lease dated October 27, 2000 with BR3 Partners. (9)

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