Form 10-Q
period 2003-06-30
NETFLIX INC
filed 2003-07-31
CIK 1065280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-49802

Netflix, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0467272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

970 University Avenue, Los Gatos, California 95032

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange
Act).    YES   ☒     NO  ☐.

As of July 23, 2003, there were 24,004,351 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Netflix, Inc.

Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003
Revenues:
Subscription	$35,608	$63,071	$65,677	$118,352
Sales	752	116	1,210	504

Total revenues	36,360	63,187	66,887	118,856
Cost of revenues:
Subscription	17,779	35,148	32,651	65,076
Sales	313	93	599	172

Total cost of revenues	18,092	35,241	33,250	65,248

Gross profit	18,268	27,946	33,637	53,608
Operating expenses:
Fulfillment*	4,854	7,221	9,009	13,604
Technology and development*	3,518	4,123	6,699	8,306
Marketing*	8,054	9,957	15,992	23,164
General and administrative*	1,638	2,093	2,947	4,341
Stock-based compensation*	2,432	1,704	3,493	4,110

Total operating expenses	20,496	25,098	38,140	53,525

Operating income (loss)	(2,228)	2,848	(4,503)	83
Other income (expense):
Interest and other income	275	560	349	1,141
Interest and other expense	(11,162)	(95)	(11,690)	(286)

Net income (loss)	$(13,115)	$3,313	$(15,844)	$938

Net income (loss) per share:
Basic	$(1.28)	$0.14	$(2.58)	$0.04
Diluted	$(1.28)	$0.11	$(2.58)	$0.03
Weighted average shares outstanding:
Basic	10,216	23,648	6,132	23,193
Diluted	10,216	30,812	6,132	30,136

* Amortization of stock-based compensation not included in expense line item:
Fulfillment	$276	$207	$408	$540
Technology and development	796	654	1,170	1,489
Marketing	471	269	648	697
General and administrative	889	574	1,267	1,384

Total stock-based compensation	$2,432	$1,704	$3,493	$4,110

See accompanying notes to financial statements.

Netflix, Inc.

Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	December 31, 2002	June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$59,814	$71,229
Short-term investments	43,796	45,096
Prepaid expenses	2,753	2,569
Prepaid revenue sharing expenses	303	459
Other current assets	409	232

Total current assets	107,075	119,585
DVD library, net	9,972	17,353
Intangible assets, net	6,094	4,477
Property and equipment, net	5,620	6,108
Deposits	1,690	1,684
Other assets	79	858

Total assets	$130,530	$150,065

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,350	$28,009
Accrued expenses	9,102	10,294
Deferred revenue	9,743	12,394
Current portion of capital lease obligations	1,231	835

Total current liabilities	40,426	51,532
Deferred rent	288	271
Capital lease obligations, less current portion	460	256

Total liabilities	41,174	52,059
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 and 80,000,000 shares authorized at December 31, 2002 and June 30, 2003, respectively; 22,445,795 and 23,958,679 issued and outstanding at December 31, 2002 and June 30, 2003, respectively	22	24
Additional paid-in capital	260,067	263,761
Deferred stock-based compensation	(11,702)	(8,243)
Accumulated other comprehensive income	774	1,331
Accumulated deficit	(159,805)	(158,867)

Total stockholders’ equity	89,356	98,006

Total liabilities and stockholders’ equity	$130,530	$150,065

See accompanying notes to financial statements.

Netflix, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Six Months Ended
	June 30, 2002	June 30, 2003
Cash flows from operating activities:
Net income (loss)	$(15,844)	$938
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	2,905	2,473
Amortization of DVD library	6,905	16,012
Amortization of intangible assets	1,525	1,617
Stock-based compensation expense	3,493	4,110
Gain on disposal of DVDs	(957)	(461)
Noncash interest expense	11,316	68
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	189	205
Accounts payable	(344)	7,659
Accrued expenses	3,275	1,192
Deferred revenue	2,129	2,651
Deferred rent	29	(17)

Net cash provided by operating activities	14,621	36,447

Cash flows from investing activities:
Purchases of short-term investments	(42,147)	(743)
Purchases of property and equipment	(844)	(2,961)
Acquisitions of DVD library	(9,641)	(23,436)
Proceeds from sale of DVDs	1,210	504
Deposits and other assets	9	(773)

Net cash used in investing activities	(51,413)	(27,409)

Cash flows from financing activities:
Proceeds from issuance of common stock	86,515	3,045
Repurchases of common stock	(3)	—
Principal payments on notes payable and capital lease obligations	(16,092)	(668)

Net cash provided by financing activities	70,420	2,377

Net increase in cash and cash equivalents	33,628	11,415
Cash and cash equivalents, beginning of period	16,131	59,814

Cash and cash equivalents, end of period	$49,759	$71,229

Supplemental disclosure:
Cash paid for interest	$376	$217
Noncash investing and financing activities:
Purchase of assets under capital lease obligations	$583	$—
Exchange of Series F non-voting convertible preferred stock for intangible asset	$1,318	$—
Unrealized gain (loss) on short-term investments	$(107)	$557
Conversion of redeemable convertible preferred stock to common stock	$101,830	$—

See accompanying notes to financial statements.

Netflix, Inc.

Notes to Financial Statements

(in thousands, except per share data)

Basis of Presentation

The accompanying financial statements of Netflix, Inc. (the “Company”) as of June 30, 2003 and for the three and six months ended June 30, 2002 and 2003 are unaudited and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the balance sheets, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2002 annual report on Form 10-K as filed with the Securities and Exchange Commission on March 31, 2003. Operating results for the three and six months ended June 30, 2003 may not be indicative of results for any future periods.

During the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standard (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123, and restated all prior periods presented to reflect the compensation costs that would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted to employees. Please refer to the “Stock-Based Compensation” section below for further discussion.

Description of Business

The Company was incorporated on August 29, 1997 (inception) and began operations on April 14, 1998. The Company is an online subscriptions-based digital video disc (“DVD”) rental service, providing subscribers with access to a comprehensive library of titles. For $19.95 a month, subscribers can rent as many DVDs as they want, with three movies out at a time, and keep them for as long as they like. There are no due dates and no late fees. DVDs are delivered directly to the subscriber’s address by first-class mail from distribution centers throughout the United States. The Company can reach more than half of its subscribers with generally next-day service. The Company also provides background information on DVD releases, including critic reviews, member reviews and ratings, and personalized movie recommendations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s cash, accounts payable, accrued expenses, and borrowings approximates their carrying value due to their short maturity or fixed-rate structure.

Cash and Cash Equivalents

The Company considers highly liquid instruments with original maturities of three months or less, at the date of purchase, to be cash equivalents. The Company’s cash and cash equivalents are principally on deposit in short-term asset management accounts at two large financial institutions.

Short-Term Investments

Short-term investments generally mature between three months and five years from the purchase date. The Company has the ability to convert these short-term investments into cash at anytime without penalty. All short-term investments are classified as available-for-sale and are recorded at market value using the specific identification method. Unrealized gains (losses) are reflected in other comprehensive income (loss) and accumulated other comprehensive income (loss).

Netflix, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share data)

All short-term investments are invested in the Vanguard Short-Term Bond Index Fund – Admiral Shares (the “Fund”). The target index for the Fund, the Lehman Brothers 1-5 Year Government/Corporate Bond Index, is comprised of U.S. Treasury and agency securities and investment-grade corporate bonds with maturities between one and five years. As of June 30, 2003, the cost, unrealized gains and fair market value of the Company’s short-term investments were $43,765, $1,331 and $45,096, respectively.

Capitalized Software Costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized software costs are included in property and equipment and amortized over the estimated useful life of the software, generally one year.

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

The Company amortizes the cost, less salvage value, of its DVD library on a “sum-of-the-months” accelerated basis over one year.

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

Several studios permit the Company to sell used DVDs upon the expiration of the title term. For those DVDs that the Company estimates it will sell at the end of the title term, a salvage value of $2.00 per DVD is provided. For those DVDs that the Company does not expect to sell, no salvage value is provided. As of December 31, 2002 and June 30, 2003, the salvage values of $929 and $1,332, respectively, were included in DVD library in the accompanying financial statements.

DVD library and accumulated amortization consisted of the following:

	As of
	December 31, 2002	June 30, 2003
DVD library	$58,795	$82,188
Less accumulated amortization	(48,823)	(64,835)

DVD library, net	$9,972	$17,353

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

The Company’s obligation to maintain the studios’ equity interests at 6.02% of the Company’s fully diluted equity securities outstanding terminated immediately prior to its initial public offering. The studios’ Series F Preferred Stock automatically converted into 1,596 shares of common stock upon the closing of the Company’s initial public offering.

Netflix, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share data)

The Company measured the original issuances and any subsequent adjustments using the fair value of the securities at the issuance and any subsequent adjustment dates. The fair value was recorded as an intangible asset and is amortized to cost of subscription revenues ratably over the three to five-year terms of the agreements.

During 2001, in connection with a strategic marketing alliance agreement, the Company issued 416 shares of Series F Preferred Stock. These shares automatically converted into 139 shares of common stock upon the closing of the Company’s initial public offering. Under the agreement, the strategic partner has committed to provide, on a best-efforts basis, a stipulated number of impressions to a co-branded website and the Company’s website over a period of 24 months. In addition, the Company is allowed to use the partner’s trademark and logo in marketing the Company’s subscription services. The Company recognized the fair value of these instruments as an intangible asset with a corresponding credit to additional paid-in capital. The intangible asset is amortized on a straight-line basis to marketing expense over the two-year term of the strategic marketing alliance.

Intangible assets and accumulated amortization consisted of the following:

	As of
	December 31, 2002	June 30, 2003
Studio intangibles	$11,528	$11,528
Strategic marketing alliance intangibles	416	416

	11,944	11,944
Less accumulated amortization	(5,850)	(7,467)

Intangible assets, net	$6,094	$4,477

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

Cost of Revenues

Cost of subscription revenues consists of revenue sharing costs, amortization of the DVD library, amortization of intangible assets related to equity instruments issued to studios, and postage and packaging costs related to DVDs provided to paying subscribers. Cost of DVD sales includes the salvage value of used DVDs that have been sold. Revenue sharing expense is recorded as DVDs subject to revenue sharing agreements are shipped to subscribers.

Fulfillment

Fulfillment costs represent those costs incurred in operating and staffing the Company’s fulfillment and customer service centers, including costs attributable to receiving, inspecting, and warehousing the Company’s DVD library. Fulfillment costs also include credit card fees.

Technology and Development

Technology and development costs consist of payroll and related costs incurred related to testing, maintaining, and modifying the Company’s website, recommendation software, and other internal-use software systems. Technology and development costs also include depreciation on the computer hardware and capitalized software the Company uses to run its website and store data.

Netflix, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share data)

Marketing

Marketing consists of payroll and related costs, advertising, public relations, payments to marketing affiliates who drive subscriber traffic to the Company’s website, and other costs related to promotional activities including revenue-sharing payments, postage and packaging, and DVD library amortization related to free trial periods. The Company expenses these costs as incurred.

Stock-Based Compensation

Prior to the second quarter of 2003, the Company accounted for its stock-based employee compensation plans using the intrinsic-value method of accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. Deferred stock-based compensation expense was recorded if, on the date of grant, the current market value of the underlying stock exceeded the exercise price. Deferred compensation resulting from repriced options was calculated pursuant to Financial Accounting Standard Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation.

During the second quarter of 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for stock-based employee compensation. The Company elected to apply the retroactive restatement method under SFAS No. 148 and all prior periods presented have been restated to reflect the compensation costs that would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted to employees.

The following table presents a reconciliation of previously reported net loss to restated net loss for the first quarter of 2003 and the four quarters of 2002:

	Three Months Ended
	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002	March 31, 2003
Net loss, as previously reported	$(4,508)	$(13,429)	$(1,695)	$(2,315)	$(4,521)
Add back: compensation expense included in previously reported net loss	2,840	2,746	1,467	2,778	4,552
Deduct: compensation expense determined under the fair value method of SFAS No. 123	(1,061)	(2,432)	(2,622)	(2,717)	(2,406)

Net loss, as restated	$(2,729)	$(13,115)	$(2,850)	$(2,254)	$(2,375)

Basic and diluted net loss per share:
As previously reported	$(2.20)	$(1.31)	$(0.08)	$(0.10)	$(0.20)
As restated	$(1.33)	$(1.28)	$(0.13)	$(0.10)	$(0.10)

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

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase, during the period. Diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental shares issuable upon the exercise of stock options and warrants to purchase common stock using the treasury stock method.

Netflix, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share data)

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003
Numerator:
Net income (loss)	$(13,115)	$3,313	$(15,844)	$938

Denominator:
Weighted-average shares - basic	10,216	23,648	6,132	23,193
Effect of dilutive potential common shares:
Warrants	—	4,751	—	4,597
Employee stock options	—	2,413	—	2,346

Weighted-average shares - diluted	10,216	30,812	6,132	30,136

Net income (loss) per share:
Basic	$(1.28)	$0.14	$(2.58)	$0.04

Diluted	$(1.28)	$0.11	$(2.58)	$0.03

For the three and six months ended June 30, 2003, warrants and employee stock options with exercise prices greater than the average market price of the common shares were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2002, all warrants and employee stock options have been excluded from the diluted calculation because the Company was in a net loss position.

The following table summarizes the items excluded from the diluted calculation:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003
Warrants	6,922	33	6,970	63
Employee stock options	4,338	44	4,313	34

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss) and unrealized gains (losses) on available-for-sale investments. The balances in accumulated other comprehensive income consist of accumulated net unrealized gains on available-for-sale investments.

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003
Net income (loss)	$(13,115)	$3,313	$(15,844)	$938
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investments, net	(107)	429	(107)	557

Comprehensive income (loss)	$(13,222)	$3,742	$(15,951)	$1,495

Segment Reporting

The Company is an online subscriptions-based DVD rental service and is organized in a single operating segment for purposes of making operating decisions and assessing performance in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s Chief Executive Officer, who is the chief operating decision maker as defined in SFAS No. 131, evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

Netflix, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share data)

Recently Issued Accounting Standards

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as a reduction of those costs in the income statement of the customer. The consensus also concludes that if rebates or refunds can be reasonably estimated, such rebates or refunds should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer towards earning the rebate or refund. The provisions of this consensus are not expected to have a material effect on the Company’s financial position or operating results.

In November 2002, the EITF reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The provisions of this consensus are not expected to have a material effect on the Company’s financial position or operating results.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS No. 149 to have a material impact on its operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which provides guidance for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS No. 150 to have a material impact on its operating results or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, including statements regarding our subscriber growth, cost of subscription revenues, gross margin, fulfillment, technology and development, marketing, and general and administrative expenses, as well as subscriber acquisition cost and churn for the third quarter of 2003. These statements are subject to risks and uncertainties that could cause actual results and events to differ, including: our ability to manage our growth, in particular managing our subscriber acquisition cost as well as the mix between revenue sharing titles and titles not subject to revenue sharing that are delivered to our subscribers; our ability to attract new subscribers and retain existing subscribers; competition; fluctuations in subscriber usage of our service, consumer spending on DVD players, DVDs and related products; deterioration of the United States economy or conditions specific to online commerce or the filmed entertainment industry; conditions that affect our delivery through the United States Postal Service, including increases in postage; increases in the costs of acquiring DVDs; and widespread consumer adoption of different modes of viewing in-home filmed entertainment. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this quarterly report on Form 10-Q, or to explain why actual results differ.

Overview

We are the largest online entertainment subscription service in the United States providing more than 1,147,000 subscribers access to a comprehensive library of more than 15,000 movie, television, and other filmed entertainment titles. Our standard subscription plan allows subscribers to have three titles out at the same time with no due dates, late fees or shipping charges for $19.95 per month. Subscribers can view as many titles as they want in a month. Subscribers select titles at our website (www.netflix.com) aided by our proprietary recommendation service, receive them on DVD by first-class mail and return them to us at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in a subscriber’s queue. For a more detailed discussion of our business and the risks and uncertainties associated with it, please refer to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

Critical Accounting Policy

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as the policies that are most important to the portrayal of a company’s financial condition and results of operations and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policy below. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Amortization of DVD Library

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

We amortize the cost, less salvage value, of our DVD library on a “sum-of-the-months” accelerated basis over one year.

Under our revenue sharing agreements, we remit an upfront payment to acquire DVDs from the studios. This payment includes a contractually specified initial fixed license fee that is capitalized. Certain of these payments also include a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is expensed as revenue sharing obligations are incurred. The initial fixed license fee is amortized on a “sum-of-the-months” accelerated basis over one year.

We believe the use of an accelerated method is appropriate because we normally experience heavy initial demand for a title, which subsides once initial demand has been satisfied.

Results of Operations

The following table sets forth, for the periods presented, the line items in our statements of operations as a percentage of total revenues. The information contained in the table below should be read in conjunction with the Financial Statements, Notes to Financial Statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this quarterly report on Form 10-Q.

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003
Revenues:
Subscription	97.9%	99.8%	98.2%	99.6%
Sales	2.1	0.2	1.8	0.4

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Subscription	48.9	55.6	48.8	54.8
Sales	0.9	0.2	0.9	0.1

Total cost of revenues	49.8	55.8	49.7	54.9

Gross profit	50.2	44.2	50.3	45.1
Operating expenses:
Fulfillment	13.3	11.4	13.5	11.4
Technology and development	9.7	6.5	10.0	7.0
Marketing	22.2	15.8	23.9	19.5
General and administrative	4.5	3.3	4.4	3.7
Stock-based compensation	6.7	2.7	5.2	3.4

Total operating expenses	56.4	39.7	57.0	45.0

Operating income (loss)	(6.2)	4.5	(6.7)	0.1
Other income (expense):
Interest and other income	0.8	0.9	0.5	0.9
Interest and other expense	(30.7)	(0.2)	(17.5)	(0.2)

Net income (loss)	(36.1)%	5.2%	(23.7)%	0.8%

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

Revenues

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2002	June 30, 2003		June 30, 2002	June 30, 2003
	(in thousands, except percentages)
Revenues:
Subscription	$35,608	$63,071	77.1%	$65,677	$118,352	80.2%
Sales	752	116	(84.6)	1,210	504	(58.3)

Total revenues	$36,360	$63,187	73.8	$66,887	$118,856	77.7

Average paying subscribers	598	1,055	76.4	540	979	81.3

	As of		Percentage Change
	June 30, 2002	June 30, 2003
	(in thousands, except percentages)
Subscribers:
Free subscribers	37	46	24.3%
Paid subscribers	633	1,101	73.9

Total subscribers	670	1,147	71.2

We derive substantially all our revenues from monthly subscription fees and recognize subscription revenues ratably during each subscriber’s monthly subscription period. From time to time, we generate revenues from the sale of excess DVDs and recognize revenues from the sale of used DVDs when the DVDs are shipped. We generate all our revenues from the United States.

The growth in our subscription revenues was primarily driven by an increase in the average number of paying subscribers, which went up 76.4% and 81.3% for the three and six months ended June 30, 2003, respectively. We believe the increase in the number of subscribers was caused by the continuing consumer adoption of DVD players, increased consumer awareness of our service, our high levels of subscriber satisfaction, and continuing improvements in our service. We expect to end the third quarter of 2003 with total subscribers of 1,240,000 to 1,290,000, an increase of 8.1% to 12.5% from the level as of June 30, 2003.

Cost of Revenues, Gross Profit and Gross Margin

Cost of Revenues:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2002	June 30, 2003		June 30, 2002	June 30, 2003
	(in thousands, except percentages)
Cost of revenues:
Subscription	$17,779	$35,148	97.7%	$32,651	$65,076	99.3%
Sales	313	93	(70.3)	599	172	(71.3)

Total cost of revenues	$18,092	$35,241	94.8	$33,250	$65,248	96.2

Cost of subscription revenues consists of revenue sharing costs, amortization of our DVD library, amortization of intangible assets related to equity investments issued to certain studios, and postage and packaging related to shipping titles to paying subscribers. Costs related to free trial subscribers are allocated to marketing expenses. Cost of DVD sales includes salvage value and revenue sharing costs for used DVDs sold.

The increase in cost of subscription revenues was attributable primarily to the following factors:

•	Number of DVDs mailed to paying subscribers increased 109.7% for the three months ended June 30, 2003, which was driven by a 76.4% increase in average paying subscribers coupled with an 18.8% increase in disc usage per average paying subscriber. Number of DVDs mailed to paying subscribers increased 118.3% for the six months ended June 30, 2003, which was driven by an 81.3% increase in average paying subscribers coupled with a 20.4% increase in disc usage per average paying subscriber.

•	Postage and packaging costs increased by $7.3 million and $14.1 million, representing a 109.4% and 117.1% increase, for the three and six months ended June 30, 2003, respectively. The increase was primarily a result of the increase in the number of DVDs mailed to paying subscribers.

•	Revenue sharing costs increased by $5.0 million and $9.6 million, representing a 72.9% and 72.6% increase, for the three and six months ended June 30, 2003, respectively. This increase was attributable primarily to the increase in average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a modest decrease in the percentage of titles subject to revenue sharing agreements mailed to paying subscribers.

•	DVD amortization costs increased by $5.1 million and $8.7 million, representing a 141.5% and 143.7% increase, for the three and six months ended June 30, 2003, respectively. The increase was primarily related to increased acquisitions for our library during 2002 and the first half of 2003.

Amortization of intangibles remained mostly unchanged for the three and six months ended June 30, 2003 from the same prior-year periods.

We anticipate cost of subscription revenues will increase in absolute dollars in the third quarter of 2003 as the number of average paying subscribers continues to grow.

Gross Profit and Gross Margin:

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2003	June 30, 2002	June 30, 2003
	(in thousands, except percentages)
Gross profit	$18,268	$27,946	$33,637	$53,608
Gross margin	50.2%	44.2%	50.3%	45.1%

Gross margin decreased in the three and six months ended June 30, 2003 due primarily to a higher percentage of DVD amortization costs as a result of increased acquisitions for our library, coupled with a higher percentage of postage and packaging costs as a result of an increase in disc usage per average paying subscriber. A portion of this increased disc usage was attributable to the new software algorithms and procedures we introduced during the first quarter of 2003 that enhanced local delivery of available DVDs to our subscribers. If subscribers increase their usage or select titles that are more expensive to acquire, our expenses would increase, and our gross margin could be adversely affected. We expect our gross margin to be in the range of 42% to 44% in the third quarter of 2003.

Operating Expenses

Fulfillment:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2002	June 30, 2003		June 30, 2002	June 30, 2003
	(in thousands, except percentages)
Fulfillment	$4,854	$7,221	48.8%	$9,009	$13,604	51.0%
As a percentage of revenues	13.3%	11.4%		13.5%	11.4%

Fulfillment expense represents those expenses incurred in operating and staffing our distribution and customer service centers, including costs attributable to receiving, inspecting, and warehousing our library. Fulfillment expense also includes credit card fees and other collection-related expenses. As we continue to expand and refine our fulfillment operations, we may see an increase in disc usage by our subscribers. If our subscriber retention does not increase or our operating margins do not improve to the extent necessary to offset the effect of increased fulfillment expenses, our operating results will be adversely affected.

Fulfillment expense increased during the three and six months ended June 30, 2003 primarily as a result of an increase in the overall volume of activities in our fulfillment operations. In addition, credit card fees increased $0.8 million and $1.5 million for the three and six months ended June 30, 2003, respectively, due to an increase in subscriptions. As a percentage of revenues, fulfillment expense decreased during the three and six months ended June 30, 2003 primarily as a result of a combination of an increasing revenue base and improvements in our fulfillment productivity due to our continuous efforts to refine and streamline our fulfillment operations. The rate of improvement in our fulfillment productivity may decrease in future periods as we reach diminishing marginal returns on the refinements and streamlining efforts to our operations. We expect fulfillment expense will increase in absolute dollars in the third quarter of 2003 as we continue to expand and refine our operations to improve our delivery service and incur higher credit card fees due to our subscriber growth.

Technology and Development:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2002	June 30, 2003		June 30, 2002	June 30, 2003
	(in thousands, except percentages)
Technology and development	$3,518	$4,123	17.2%	$6,699	$8,306	24.0%
As a percentage of revenues	9.7%	6.5%		10.0%	7.0%

Technology and development expense consists of payroll and other expenses related to testing, maintaining and modifying our website, our recommendation service, telecommunications systems and infrastructure, and other internal-use software systems. Technology and development expense also includes depreciation of the computer hardware and capitalized software we use to run our website and store our data. We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience.

Technology and development expense increased during the three and six months ended June 30, 2003 primarily as a result of an increase in personnel costs, offset by a modest decrease in depreciation. As a percentage of revenues, technology and development expenses decreased during the three and six months ended June 30, 2003 primarily due to an increase in revenue base and efficiency improvements in our systems infrastructure. We expect technology and development expense will increase in absolute dollars in the third quarter of 2003 as we continue to invest in technology and improvements to our website and internal-use software.

Marketing:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2002	June 30, 2003		June 30, 2002	June 30, 2003
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$8,054	$9,957	23.6%	$15,992	$23,164	44.8%
As a percentage of revenues	22.2%	15.8%		23.9%	19.5%

New trial subscribers	236	327	38.6	548	744	35.8
Subscriber acquisition cost	$34.13	$30.45	(10.8)	$29.18	$31.13	6.7
Subscriber churn	6.7%	5.6%		6.9%	5.7%

Marketing expense consists of marketing expenditures and other promotional activities, including revenue sharing costs, postage and packaging costs, and library amortization costs related to free trial periods. Subscriber acquisition cost is defined as marketing expense divided by the total number of new trial subscribers during the period. Subscriber churn is calculated as a monthly percentage equal to a quotient, the numerator of which is the sum of the previous period’s ending subscribers plus the current period’s new trial subscribers minus the ending subscribers for the current period, and the denominator of which is the sum of the previous period’s ending subscribers plus the current period’s new trial subscribers, and then dividing the result by three for the three-month period.

For the three months ended June 30, 2003, the increase in marketing expense was attributable primarily to a 38.6% increase in the number of new trial subscribers, partially offset by a decrease in the marketing cost per acquired subscriber. The decrease in the subscriber acquisition cost was due primarily to an increase in new trial subscribers resulting from “word-of-mouth,” as well as costs related to marketing programs and marketing staff and other costs increasing only moderately in absolute dollars but declining on a per acquired subscriber basis due to the large increase in new trial subscribers. For the six months ended June 30, 2003, the increase in marketing expense was attributable primarily to 35.8% increase in the number of new trial subscribers, coupled with an increase in the marketing cost per acquired subscriber. The increase in the subscriber acquisition cost was due primarily to increases in the pay-for-performance payments for each new subscriber referred to us, offset by lower marketing staff and other costs on a per acquired subscriber basis. As a percentage of revenues, marketing expenses decreased slightly for the three and six months ended June 30, 2003, due primarily to an increase in revenues. We expect marketing expense will increase in absolute dollars in the third quarter of 2003 as a result of the overall growth in our subscriber base and higher expenses associated with free trial offers and other subscriber acquisition arrangements. In addition, we expect the subscriber acquisition cost to be in the range of $31 to $34, and the subscriber churn to be in the range of 5.3% to 5.8%, in the third quarter of 2003.

General and Administrative:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2002	June 30, 2003		June 30, 2002	June 30, 2003
	(in thousands, except percentages)
General and Administrative	$1,638	$2,093	27.8%	$2,947	$4,341	47.3%
As a percentage of revenues	4.5%	3.3%		4.4%	3.7%

General and administrative expense consists of payroll and related expenses for executive, finance, content acquisition, and administrative personnel, as well as external professional fees and other general corporate expenses.

The increase in general and administrative expenses for the three and six months ended June 30, 2003 was attributable primarily to an increase in the number of personnel to support our increasing subscriber base, as well as increased directors and officers insurance and property insurance costs, and additional professional fees including accounting and public filing fees. As a percentage of revenues, general and administrative expenses decreased for the three and six months ended June 30, 2003 due primarily to an increase in revenues. We expect general and administrative expense will increase in absolute dollars in the third quarter of 2003 as we continue to invest in the infrastructure to support our business.

Stock-Based Compensation:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2002	June 30, 2003		June 30, 2002	June 30, 2003
	(in thousands, except percentages)
Stock-based compensation	$2,432	$1,704	(29.9)%	$3,493	$4,110	17.7%
As a percentage of revenues	6.7%	2.7%		5.2%	3.4%

During the second quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123, as amended by SFAS No. 148, for stock-based employee compensation. We elected to apply the retroactive restatement method under SFAS No. 148 and all prior periods presented have been restated to reflect the compensation costs that would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted to employees.

Stock-based compensation decreased during the three months ended June 30, 2003 due primarily to a higher number of options granted in the first quarter of 2002 and prior periods and the utilization of the accelerated method of amortization, causing the amortization in the second quarter of 2002 to be higher than the second quarter of 2003. Stock-based compensation increased in the six months ended June 30, 2003 primarily as a result of higher amortization of the compensation expense of shares issued under our employee stock purchase plan, partially offset by lower amortization of the compensation expense of options granted. As a percentage of revenues, stock-based compensation declined during the three and six months ended June 30, 2003 due primarily to an increase in revenues.

Other Income (Expense)

Interest and Other Income:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2002	June 30, 2003		June 30, 2002	June 30, 2003
	(in thousands, except percentages)
Interest and other income	$275	$560	103.6%	$349	$1,141	226.9%
As a percentage of revenues	0.8%	0.9%		0.5%	0.9%

Interest and other income consist primarily of interest earned on our cash and cash equivalents and short-term investments.

The increase in interest and other income during the three and six months ended June 30, 2003 was primarily attributable to higher interest income earned on an increase in cash and cash equivalents and short-term investments, due primarily to the proceeds from our initial public offering in May 2002.

Interest and Other Expense:

	Three Months Ended		Percentage Change	Six Months Ended		Percentage Change
	June 30, 2002	June 30, 2003		June 30, 2002	June 30, 2003
	(in thousands, except percentages)
Interest and other expense	$11,162	$95	(99.1)%	$11,690	$286	(97.6)%
As a percentage of revenues	30.7%	0.2%		17.5%	0.2%

Interest and other expense consist primarily of interest expense related to our interest-bearing obligations.

For the three and six months ended June 30, 2002, interest expense included a one-time charge of $10.7 million associated with our early repayment, resulting from the consummation of our initial public offering in May 2002, of all outstanding indebtedness under our subordinated promissory notes related to the acceleration of the accretion of the unamortized discount. Excluding this one-time charge, interest and other expense decreased during the three and six months ended June 30, 2003 due primarily to a reduction in interest-bearing obligations, some of which were repaid following our initial public offering in May 2002.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, and our initial public offering in May 2002. As of June 30, 2003, we had cash and cash equivalents of $71.2 million and short-term investments of $45.1 million. Although we currently anticipate that the proceeds from our initial public offering, together with our available funds and cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future, we may require or elect to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

For the six months ended June 30, 2003, net cash provided by operating activities increased 149.3% to $36.4 million from $14.6 million in the same prior-year period. This increase was attributable primarily to a net income of $0.9 million for the current six-month period as compared to a net loss of $15.8 million in the same prior-year period, a $9.1 million increase in amortization of our DVD library as a result of increased purchases during 2002 and the first half of 2003, and a $6.4 million change in operating assets and liabilities as a result of the overall increase in business volumes. The increase in net cash provided by operating activities was partially offset by a decrease of $11.2 million of non-cash interest expense in the current six-month period. This decrease was primarily attributable to a one-time interest expense of $10.7 million related to debt retirement incurred during the six months ended June 30, 2002.

For the six months ended June 30, 2003, net cash used in investing activities decreased 46.7% to $27.4 million from $51.4 million in the same prior-year period. This decrease was attributable primarily to $0.7 million of purchases of short-term investments in the current six-month period as compared to $42.1 million of purchases with a portion of the proceeds from our initial public offering in the same prior-year period. The decrease was partially offset by a $15.9 million increase in acquisitions of property and equipment and DVDs to support our growing business during the six months ended June 30, 2003.

For the six months ended June 30, 2003, net cash provided by financing activities decreased 96.6% to $2.4 million from $70.4 million in the same prior-year period. This decrease was attributable to $3.0 million of proceeds generated from the issuance of common stock in the current six-month period as compared to $86.5 million of proceeds primarily from our initial public offering in the same prior-year period, offset by $0.7 million of repayment of notes payable and capital lease obligations in the current six-month period as compared to $16.1 million in the same prior-year period.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor, addressing the accounting of cash consideration received by a customer from a vendor, including vendor rebates and refunds. The consensus states that consideration received should be presumed to be a reduction of the prices of the vendor’s products or services and should therefore be shown as a reduction of cost of sales in the income statement of the customer. The presumption could be overcome if the vendor receives an identifiable benefit in exchange for the consideration or the consideration represents a reimbursement of a specific incremental identifiable cost incurred by the customer in selling the vendor’s product or service. If one of these conditions is met, the cash consideration should be characterized as a reduction of those costs in the income statement of the customer. The consensus also concludes that if rebates or refunds can be reasonably estimated, such rebates or refunds should be recognized as a reduction of the cost of sales based on a systematic and rational allocation of the consideration to be received relative to the transactions that mark the progress of the customer towards earning the rebate or refund. The provisions of this Consensus are not expected to have a material effect on our financial position or operating results.

In November 2002, the EITF reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003, with early adoption permitted. The provisions of this Consensus are not expected to have a material effect on our financial position or operating results.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with a variable interest in a variable interest entity created before February 1, 2003, the Interpretation is applied to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation is not expected to have a material effect on our financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. We do not expect the adoption of SFAS No. 149 to have a material impact on our operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which provides guidance for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS No. 150 to have a material impact on our operating results or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. Some of the securities we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. Our cash equivalents are generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We intend to limit the percentage invested in short-term investments to no more than fifty percent of the combined fair value of cash equivalents and short-term investments. We also intend to limit the average duration on our short-term investments to fewer than three years.

All short-term investments are invested in the Vanguard Short-Term Bond Index Fund – Admiral Shares (the “Fund”). The target index for the Fund, the Lehman Brothers 1-5 Year Government/Corporate Bond Index, is comprised of U.S. Treasury and agency securities and investment-grade corporate bonds with maturities between one and five years. As of June 30, 2003, the cost, unrealized gains and fair market value of our short-term investments were $43,765,000, $1,331,000 and $45,096,000, respectively.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

(d) Use of Proceeds.

We continue to maintain approximately $42.1 million of the net proceeds from our initial public offering in short-term investments and $29.9 million in cash and cash equivalents.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 23, 2003. The following three proposals were adopted by the margins indicated:

1.	Election of two Class I directors to hold office until the 2006 Annual Meeting of Stockholders.

	Number of Shares
Nominees	For	Withheld
Richard Barton	20,934,373	51,343
A. Robert Pisano	17,898,070	3,087,646

In addition, the following individuals continued to be directors following the Annual Meeting of Stockholders: Timothy Haley, Reed Hastings, Jay Hoag, Michael Ramsay, and Michael Schuh.

2.	Ratification of the appointment of KPMG LLP as independent auditors for the year ending December 31, 2003.

Number of Shares
For	Against	Abstain	Broker Non-Votes
20,917,251	64,301	4,164	0

3.	Amendment of our certificate of incorporation to reduce the number of shares of capital stock we have authorized to issue from 160,000,000 (150,000,000 shares of common stock and 10,000,000 shares of preferred stock), par value $0.001, to 90,000,000 (80,000,000 shares of common stock and 10,000,000 shares of preferred stock), par value $0.001.

Number of Shares
For	Against	Abstain	Broker Non-Votes
20,954,844	5,086	25,786	0

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

4.1	Form of Common Stock Certificate. (3)

10.1	Form of Indemnification Agreement with each of the Registrant’s Executive Officers and Directors. (4)

10.2	2002 Employee Stock Purchase Plan. (5)

10.3	Amended and Restated 1997 Stock Plan. (6)

10.4	2002 Stock Plan. (7)

10.5	Amended and Restated Stockholders’ Rights Agreement dated July 10, 2001. (8)

10.6	Office Lease dated October 27, 2000 with BR3 Partners. (9)

10.7	Letter Agreement dated August 11, 1999 with Lincoln-Recp Old Oakland Opco, LLC; First Amendment to Lease Agreement dated December 3, 1999; Second Amendment to Lease Agreement dated January 4, 2000; Third Amendment to Lease Agreement dated June 12, 2001 with Joseph Scully. (10)

10.8	Offer Letter dated April 19, 1999 with W. Barry McCarthy, Jr. (11)

10.9	Offer Letter dated March 25, 1999 with Tom Dillon. (12)

10.10	Offer Letter dated March 13, 2000 with Leslie J. Kilgore. (13)

10.11	Letter Agreement dated May 1, 2000 with Columbia TriStar Home Entertainment, Inc. (14)

10.12	Revenue Sharing Output License Terms with Warner Home Video. (15)

10.13	Form of Subordinated Promissory Note date July 10, 2001. (16)

10.14	Strategic Marketing Agreement with Best Buy Co., Inc; First Amendment to Strategic Marketing Agreement. (17)

31.1	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(2)	Incorporated by reference to Exhibit 3.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(3)	Incorporated by reference to Exhibit 4.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(4)	Incorporated by reference to Exhibit 10.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 20, 2002.
(5)	Incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(6)	Incorporated by reference to Exhibit 10.3 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 16, 2002.

(7)	Incorporated by reference to Exhibit 10.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(8)	Incorporated by reference to Exhibit 10.5 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(9)	Incorporated by reference to Exhibit 10.7 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(10)	Incorporated by reference to Exhibit 10.8 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(11)	Incorporated by reference to Exhibit 10.9 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(12)	Incorporated by reference to Exhibit 10.10 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(13)	Incorporated by reference to Exhibit 10.11 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(14)	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002. The registrant has been granted confidential treatment on portions of this exhibit.
(15)	Incorporated by reference to Exhibit 10.13 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002. The registrant has been granted confidential treatment on portions of this exhibit.
(16)	Incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.
(17)	Incorporated by reference to Exhibit 10.14 and Exhibit 10.15 of our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002. The registrant has been granted confidential treatment on portions of these exhibits.

(b) Reports on Form 8-K:

On April 17, 2003, we furnished a current report on Form 8-K under Item 12 regarding the announcement of our financial results for the quarter ended March 31, 2003 and included a copy of the press release under Item 7.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFLIX, INC.

Dated: July 30, 2003	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer

Dated: July 30, 2003	By:	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	Amended and Restated Bylaws. (2)

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation.

4.1	Form of Common Stock Certificate. (3)

10.1	Form of Indemnification Agreement with each of the Registrant’s Executive Officers and Directors. (4)

10.2	2002 Employee Stock Purchase Plan. (5)

10.3	Amended and Restated 1997 Stock Plan. (6)

10.4	2002 Stock Plan. (7)

10.5	Amended and Restated Stockholders’ Rights Agreement dated July 10, 2001. (8)

10.6	Office Lease dated October 27, 2000 with BR3 Partners. (9)

10.7	Letter Agreement dated August 11, 1999 with Lincoln-Recp Old Oakland Opco, LLC; First Amendment to Lease Agreement dated December 3, 1999; Second Amendment to Lease Agreement dated January 4, 2000; Third Amendment to Lease Agreement dated June 12, 2001 with Joseph Scully. (10)

10.8	Offer Letter dated April 19, 1999 with W. Barry McCarthy, Jr. (11)

10.9	Offer Letter dated March 25, 1999 with Tom Dillon. (12)

10.10	Offer Letter dated March 13, 2000 with Leslie J. Kilgore. (13)

10.11	Letter Agreement dated May 1, 2000 with Columbia TriStar Home Entertainment, Inc. (14)

10.12	Revenue Sharing Output License Terms with Warner Home Video. (15)

10.13	Form of Subordinated Promissory Note date July 10, 2001. (16)

10.14	Strategic Marketing Agreement with Best Buy Co., Inc; First Amendment to Strategic Marketing Agreement. (17)

31.1	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer.

(1)	Incorporated by reference to Exhibit 3.1 of our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on August 14, 2002.
(2)	Incorporated by reference to Exhibit 3.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(3)	Incorporated by reference to Exhibit 4.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on April 16, 2002.
(4)	Incorporated by reference to Exhibit 10.1 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 20, 2002.
(5)	Incorporated by reference to Exhibit 10.2 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(6)	Incorporated by reference to Exhibit 10.3 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 16, 2002.

(7)	Incorporated by reference to Exhibit 10.4 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(8)	Incorporated by reference to Exhibit 10.5 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(9)	Incorporated by reference to Exhibit 10.7 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(10)	Incorporated by reference to Exhibit 10.8 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(11)	Incorporated by reference to Exhibit 10.9 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(12)	Incorporated by reference to Exhibit 10.10 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(13)	Incorporated by reference to Exhibit 10.11 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on March 6, 2002.
(14)	Incorporated by reference to Exhibit 10.12 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002. The registrant has been granted confidential treatment on portions of this exhibit.
(15)	Incorporated by reference to Exhibit 10.13 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002. The registrant has been granted confidential treatment on portions of this exhibit.
(16)	Incorporated by reference to Exhibit 10.14 of our registration statement on Form S-1 filed with the Securities and Exchange Commission on May 20, 2002.
(17)	Incorporated by reference to Exhibit 10.14 and Exhibit 10.15 of our quarterly report on Form 10-Q filed with the Securities and Exchange Commission on November 14, 2002. The registrant has been granted confidential treatment on portions of these exhibits.