Form 10-Q
period 2003-09-30
NETFLIX INC
filed 2003-10-31
CIK 1065280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(408) 317-3700

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

As of October 22, 2003, there were 24,767,319 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Netflix, Inc.

Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2003	2002	2003
Revenues:
Subscription	$40,163	$71,278	$105,840	$189,630
Sales	568	924	1,778	1,428

Total revenues	40,731	72,202	107,618	191,058
Cost of revenues:
Subscription	21,147	38,326	53,798	103,402
Sales	349	322	948	494

Total cost of revenues	21,496	38,648	54,746	103,896

Gross profit	19,235	33,554	52,872	87,162
Operating expenses:
Fulfillment*	4,908	8,322	13,917	21,926
Technology and development*	3,966	4,738	10,665	13,044
Marketing*	9,299	12,183	25,291	35,347
General and administrative*	1,870	2,678	4,817	7,019
Stock-based compensation*	2,622	2,777	6,115	6,887

Total operating expenses	22,665	30,698	60,805	84,223

Operating income (loss)	(3,430)	2,856	(7,933)	2,939
Other income (expense):
Interest and other income	711	534	1,060	1,675
Interest and other expense	(131)	(87)	(11,821)	(373)

Net income (loss)	$(2,850)	$3,303	$(18,694)	$4,241

Net income (loss) per share:
Basic	$(0.13)	$0.14	$(1.64)	$0.18

Diluted	$(0.13)	$0.10	$(1.64)	$0.14

Weighted average common shares outstanding:
Basic	21,922	24,086	11,395	23,495

Diluted	21,922	31,460	11,395	30,684

*Amortization of stock-based compensation not included in expense line item:
Fulfillment	$298	$348	$706	$888
Technology and development	888	1,110	2,058	2,599
Marketing	492	395	1,140	1,092
General and administrative	944	924	2,211	2,308

Total stock-based compensation	$2,622	$2,777	$6,115	$6,887

See accompanying notes to financial statements.

Netflix, Inc.

Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	December 31, 2002	September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$59,814	$79,170
Short-term investments	43,796	45,237
Prepaid expenses	2,753	1,943
Prepaid revenue sharing expenses	303	957
Other current assets	409	295

Total current assets	107,075	127,602
DVD library, net	9,972	18,441
Intangible assets, net	6,094	3,704
Property and equipment, net	5,620	6,586
Deposits	1,690	1,684
Other assets	79	847

Total assets	$130,530	$158,864

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,350	$28,459
Accrued expenses	9,102	10,954
Deferred revenue	9,743	13,771
Current portion of capital lease obligations	1,231	371

Total current liabilities	40,426	53,555
Deferred rent	288	263
Capital lease obligations, less current portion	460	185

Total liabilities	41,174	54,003
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 and 80,000,000 shares authorized at December 31, 2002 and September 30, 2003, respectively; 22,445,795 and 24,227,548 shares issued and outstanding at December 31, 2002 and September 30, 2003, respectively	22	24
Additional paid-in capital	260,067	265,791
Deferred stock-based compensation	(11,702)	(6,508)
Accumulated other comprehensive income	774	1,118
Accumulated deficit	(159,805)	(155,564)

Total stockholders’ equity	89,356	104,861

Total liabilities and stockholders’ equity	$130,530	$158,864

See accompanying notes to financial statements.

Netflix, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003
Cash flows from operating activities:
Net income (loss)	$(2,850)	$3,303	$(18,694)	$4,241
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,576	1,118	4,481	3,591
Amortization of DVD library	4,663	12,323	11,568	28,335
Amortization of intangible assets	808	773	2,333	2,390
Noncash charges for equity instruments granted to non-employees	40	—	40	—
Stock-based compensation expense	2,622	2,777	6,115	6,887
Gain on disposal of DVDs	(512)	(868)	(1,469)	(1,329)
Noncash interest expense	37	16	11,353	84
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(505)	65	(316)	270
Accounts payable	4,777	450	4,433	8,109
Accrued expenses	289	660	3,564	1,852
Deferred revenue	113	1,377	2,242	4,028
Deferred rent	16	(8)	45	(25)

Net cash provided by operating activities	11,074	21,986	25,695	58,433

Cash flows from investing activities:
Purchases of short-term investments	(467)	(354)	(42,614)	(1,097)
Purchases of property and equipment	(719)	(1,596)	(1,563)	(4,557)
Acquisitions of DVD library	(5,673)	(13,467)	(15,314)	(36,903)
Proceeds from sale of DVDs	568	924	1,778	1,428
Deposits and other assets	524	11	533	(762)

Net cash used in investing activities	(5,767)	(14,482)	(57,180)	(41,891)

Cash flows from financing activities:
Proceeds from issuance of common stock	91	988	86,606	4,033
Repurchases of common stock	—	—	(3)	—
Principal payments on notes payable and capital lease obligations	(836)	(551)	(16,928)	(1,219)

Net cash provided by (used in) financing activities	(745)	437	69,675	2,814

Net increase in cash and cash equivalents	4,562	7,941	38,190	19,356
Cash and cash equivalents, beginning of period	49,759	71,229	16,131	59,814

Cash and cash equivalents, end of period	$54,321	$79,170	$54,321	$79,170

Supplemental disclosure:
Cash paid for interest	$95	$71	$471	$288
Noncash investing and financing activities:
Purchase of assets under captial lease obligations	$—	$—	$583	$—
Exchange of Series F non-voting convertible preferred stock for intangible asset	$—	$—	$1,318	$—
Unrealized gain (loss) on short-term investments	$710	$(213)	$603	$344
Conversion of redeemable convertible preferred stock to common stock	$—	$—	$101,830	$—

See accompanying notes to financial statements.

Netflix, Inc.

Notes to Financial Statements

(in thousands, except per share data and percentages)

Basis of Presentation

The accompanying interim financial statements of Netflix, Inc. (the “Company”) are unaudited and, in the opinion of management, include all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the balance sheets, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2002 annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. Operating results for the three and nine months ended September 30, 2003 may not be indicative of the results for any future periods.

During the second quarter of 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123. The Company restated all prior periods presented to reflect the compensation costs that would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted to employees. Please refer to the “Stock-Based Compensation” section below for further discussion.

Description of Business

The Company was incorporated on August 29, 1997 (inception) and began operations on April 14, 1998. The Company is an online movie rental subscription service, providing subscribers with access to a comprehensive library of titles. For $19.95 a month, subscribers can rent as many digital video discs (“DVDs”) as they want, with three movies out at a time, and keep them for as long as they like. There are no due dates and no late fees. DVDs are delivered directly to the subscriber’s address by first-class mail from distribution centers throughout the United States. The Company also provides background information on DVD releases, including critic reviews, member reviews and ratings, and personalized movie recommendations.

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

Fair Value of Financial Instruments

The fair value of the Company’s cash, short-term investments, accounts payable, accrued expenses, and borrowings approximates their carrying value due to their short maturities.

Cash and Cash Equivalents

The Company considers highly liquid instruments with original maturities of three months or less, at the date of purchase, to be cash equivalents. The Company’s cash and cash equivalents are principally on deposit in short-term asset management accounts at two large financial institutions.

Short-Term Investments

Short-term investments generally mature between one and five years from the purchase date. The Company has the ability to convert these short-term investments into cash at anytime without penalty. All short-term investments are classified as available-for-sale and are recorded at market value using the specific identification method. Net unrealized gains are reflected in “Accumulated other comprehensive income” in the Company’s Balance Sheets.

Netflix, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share data and percentages)

All short-term investments are invested in the Vanguard Short-Term Bond Index Fund – Admiral Shares (the “Fund”). The target index for the Fund, the Lehman Brothers 1-5 Year Government/Corporate Bond Index, is comprised of short-term bonds issued by the U.S. Treasury, federal agencies, and corporations with maturities between one and five years. As of September 30, 2003, the cost, unrealized gains and fair market value of the Company’s short-term investments were $44,119, $1,118 and $45,237, respectively.

Capitalized Software Costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized software costs are included in “Property and equipment, net” in the Company’s Balance Sheets and are amortized over the estimated useful life of the software, generally one year.

DVD Library

The Company acquires DVDs from studios and distributors either via direct purchase or subject to revenue sharing agreements. These revenue sharing agreements enable the Company to acquire DVDs at a lower upfront cost than under the direct purchase arrangements. Under the revenue sharing agreements, the Company pays a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, which is generally 12 months for each DVD title (hereinafter referred to as the “Title Term”). At the end of the Title Term, the Company typically has the option of either returning the DVD title to the studio or purchasing the title.

The Company amortizes the cost, less estimated salvage value, of its DVD library on a “sum-of-the-months” accelerated basis over one year.

Under certain revenue sharing agreements, the Company remits an upfront payment to acquire titles from the studios. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with the Company’s DVD library amortization policy. Some payments also include a contractually specified prepayment of future revenue sharing obligations that is classified as “Prepaid revenue sharing expenses” in the Company’s Balance Sheets and is charged to expense as future revenue sharing obligations are incurred.

Several studios permit the Company to sell used DVDs upon the expiration of the Title Term. For those DVDs that the Company estimates it will sell at the end of the Title Term, an estimated salvage value of $2.00 per DVD is provided. For those DVDs that the Company does not expect to sell, no salvage value is provided. As of December 31, 2002 and September 30, 2003, the estimated salvage values of $929 and $1,558, respectively, were included in “DVD library, net” in the Company’s Balance Sheets.

DVD library and accumulated amortization consisted of the following:

	As of
	December 31, 2002	September 30, 2003
DVD library	$58,795	$95,599
Less accumulated amortization	(48,823)	(77,158)

DVD library, net	$9,972	$18,441

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

The Company’s obligation to maintain the five studios’ equity interests at 6.02% of the Company’s fully diluted equity securities outstanding terminated immediately prior to its initial public offering in May 2002. The studios’ Series F Preferred Stock automatically converted into 1,596 shares of common stock upon the closing of the Company’s initial public offering.

Netflix, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share data and percentages)

The Company measured the original issuances and any subsequent adjustments using the fair value of the securities at the issuance and any subsequent adjustment dates. The fair value was recorded as an intangible asset and is amortized to cost of subscription revenues ratably over the three to five-year terms of the agreements.

During 2001, in connection with a strategic marketing alliance agreement, the Company issued 416 shares of Series F Preferred Stock. These shares automatically converted into 139 shares of common stock upon the closing of the Company’s initial public offering. Under the agreement, the strategic partner has committed to provide, on a best-efforts basis, a stipulated number of impressions to a co-branded website and the Company’s website over a period of 24 months. In addition, the Company was allowed to use the partner’s trademark and logo in marketing the Company’s subscription services. The Company recognized the fair value of these instruments as an intangible asset with a corresponding credit to additional paid-in capital. The intangible asset has been fully amortized on a straight-line basis to marketing expense over the two-year term of the agreement.

Intangible assets and accumulated amortization consisted of the following:

	As of
	December 31, 2002	September 30, 2003
Studio intangibles	$11,528	$11,528
Strategic marketing alliance intangibles	416	416

Intangible assets, gross	11,944	11,944
Less accumulated amortization	(5,850)	(8,240)

Intangible assets, net	$6,094	$3,704

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to three years, or the lease term, if applicable.

Revenue Recognition

Subscription revenues are recognized ratably during each subscriber’s monthly subscription period. Refunds to customers are recorded as a reduction of revenues or deferred revenue, as appropriate. Revenues from sales of used DVDs are recorded upon shipment.

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

Netflix, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share data and percentages)

Marketing

Marketing consists of payroll and related costs, advertising, public relations, payments to marketing affiliates who drive subscriber traffic to the Company’s website, and other costs related to promotional activities including revenue sharing payments, postage and packaging, and DVD library amortization related to free trial periods. The Company expenses these costs as incurred.

Stock-Based Compensation

Prior to the second quarter of 2003, the Company accounted for its stock-based employee compensation plans using the intrinsic-value method of accounting. Deferred stock-based compensation expense was recorded if, on the date of grant, the current market value of the underlying stock exceeded the exercise price. Deferred compensation resulting from repriced options was calculated pursuant to Financial Accounting Standard Board (“FASB”) Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation.

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

The following table presents a reconciliation of previously reported net loss to restated net loss from the first quarter of 2002 through the first quarter of 2003:

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

During the third quarter of 2003, the Company began granting stock options to its employees on a monthly basis. Such stock options are designated as non-qualified or non-statutory stock options. The stock options are granted at an exercise price of not less than the fair market value of the Company’s common stock at the date of grant and generally expire in ten years, or shortly after a termination of employment. The vesting periods provide for options to vest immediately, in comparison with the three to four-year vesting periods for stock options granted prior to the third quarter of 2003. As a result of immediate vesting, stock-based compensation expense determined under SFAS No. 123 is fully recognized in the same periods as the monthly stock option grants. The Company will continue to amortize over the remaining vesting periods the deferred compensation of stock options with three to four-year vesting periods granted prior to the third quarter of 2003.

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

Netflix, Inc.

Notes to Financial Statements—Continued

(in thousands, except per share data and percentages)

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock, excluding common stock subject to repurchase, during the period. Diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the exercise of stock options and warrants to purchase common stock using the treasury stock method.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003
Numerator:
Net income (loss)	$(2,850)	$3,303	$(18,694)	$4,241

Denominator:
Weighted-average shares—basic	21,922	24,086	11,395	23,495
Effect of dilutive potential common shares:
Warrants	—	4,930	—	4,742
Employee stock options	—	2,444	—	2,447

Weighted-average shares—diluted	21,922	31,460	11,395	30,684

Net income (loss) per share:
Basic	$(0.13)	$0.14	$(1.64)	$0.18

Diluted	$(0.13)	$0.10	$(1.64)	$0.14

For the three and nine months ended September 30, 2003, warrants and employee stock options with exercise prices greater than the average market price of the common shares were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2002, all warrants and employee stock options have been excluded from the diluted calculation because the Company was in a net loss position and their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003
Warrants	6,365	—	6,768	33
Employee stock options	4,320	47	4,315	61

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss) and unrealized gains (losses) on available-for-sale investments. The balances in accumulated other comprehensive income consist of accumulated net unrealized gains on available-for-sale investments.

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003
Net income (loss)	$(2,850)	$3,303	$(18,694)	$4,241
Other comprehensive income (loss):
Unrealized gains (losses) on available-for-sale investments	710	(213)	603	344

Comprehensive income (loss)	$(2,140)	$3,090	$(18,091)	$4,585

Netflix, Inc.

Notes to Financial Statements - Continued

(in thousands, except per share data and percentages)

Segment Reporting

The Company is an online movie rental subscription service and substantially all revenues are derived from monthly subscription fees. Accordingly, the Company is organized in a single operating segment for purposes of making operating decisions and assessing performance in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s Chief Executive Officer, who is the chief operating decision maker as defined in SFAS No. 131, evaluates performance, makes operating decisions, and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The provisions of this consensus did not have a material effect on the Company’s financial condition or operating results.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with variable interests in variable interest entities created before February 1, 2003, the Interpretation is applicable to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation did not have a material effect on the Company’s operating results or financial condition.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which provides guidance for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s operating results or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, including statements regarding our subscriber growth, our DVD purchase expense, subscriber acquisition cost and churn for the fourth quarter of 2003. These statements are subject to risks and uncertainties that could cause actual results and events to differ, including: our ability to manage our growth, in particular managing our subscriber acquisition cost as well as the mix between revenue sharing titles and titles not subject to revenue sharing that are delivered to our subscribers; our ability to attract new subscribers and retain existing subscribers; competition; fluctuations in subscriber usage of our service, consumer spending on DVD players, DVDs and related products; deterioration of the United States economy or conditions specific to online commerce or the filmed entertainment industry; conditions that affect our delivery through the United States Postal Service, including increases in postage; increases in the costs of acquiring DVDs; and widespread consumer adoption of different modes of viewing in-home filmed entertainment. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this quarterly report on Form 10-Q, or to explain why actual results differ.

Overview

We are the largest online movie rental subscription service in the United States providing approximately 1,291,000 subscribers access to a comprehensive library of more than 15,000 movie, television, and other filmed entertainment titles as of September 30, 2003. Our standard subscription plan allows subscribers to have three titles out at the same time with no due dates, late fees or shipping charges for $19.95 per month. Subscribers can view as many titles as they want in a month. Subscribers select titles at our website (www.netflix.com) aided by our proprietary recommendation service, receive them on DVD by first-class mail and return them to us at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in a subscriber’s queue. For a more detailed discussion of our business and the risks and uncertainties associated with our business, please refer to our annual report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

Critical Accounting Policy

The preparation of financial statements in conformity with generally accepted accounting principles requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as the policies that are most important to the portrayal of the company’s financial condition and results of operations and which require the company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policy below. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information available. Actual results may differ significantly from these estimates under different assumptions, judgments or condition.

Amortization of DVD Library

We acquire DVDs from studios and distributors either through direct purchase or pursuant to revenue sharing agreements. These revenue sharing agreements enable us to acquire DVDs at a lower upfront cost than under the direct purchase arrangements. Under the revenue sharing agreements, we pay a percentage of the actual net revenues generated by the use of the DVDs associated with each particular title with the studios over a fixed period of time, which is generally 12 months for each title. At the end of the revenue sharing period for each title, we typically have the option of either returning the DVDs associated with the title to the studio or purchasing some or all of those DVDs.

We amortize the cost, less estimated salvage value, of our DVD library on a “sum-of-the-months” accelerated basis over one year.

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

We believe the use of an accelerated method is appropriate because we normally experience heavy initial demand for a title, which subsides gradually once the initial demand has been satisfied.

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

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003
Revenues:
Subscription	98.6%	98.7%	98.3%	99.3%
Sales	1.4	1.3	1.7	0.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Subscription	51.9	53.1	50.0	54.1
Sales	0.9	0.4	0.9	0.3

Total cost of revenues	52.8	53.5	50.9	54.4

Gross profit	47.2	46.5	49.1	45.6
Operating expenses:
Fulfillment	12.0	11.5	12.9	11.5
Technology and development	9.7	6.6	9.9	6.8
Marketing	22.8	16.9	23.5	18.5
General and administrative	4.6	3.7	4.5	3.7
Stock-based compensation	6.5	3.8	5.7	3.6

Total operating expenses	55.6	42.5	56.5	44.1

Operating income (loss)	(8.4)	4.0	(7.4)	1.5
Other income (expense):
Interest and other income	1.7	0.7	1.0	0.9
Interest and other expense	(0.3)	(0.1)	(11.0)	(0.2)

Net income (loss)	(7.0)%	4.6%	(17.4)%	2.2%

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

Revenues

	Three Months Ended			Nine Months Ended
	September 30, 2002	September 30, 2003	Percentage Change	September 30, 2002	September 30, 2003	Percentage Change
	(in thousands, except percentages and average monthly subscription revenue per paying subscriber)
Revenues:
Subscription	$40,163	$71,278	77.5%	$105,840	$189,630	79.2%
Sales	568	924	62.7%	1,778	1,428	(19.7)%

Total revenues	$40,731	$72,202	77.3%	$107,618	$191,058	77.5%

Average paying subscribers	671	1,172	74.7%	583	1,043	78.9%
Average monthly subscription revenue per paying subscriber	$19.95	$20.27	1.6%	$20.17	$20.20	0.1%

	As of
	September 30, 2002	September 30, 2003	Percentage Change
	(in thousands, except percentages)
Subscribers:
Free subscribers	34	49	44.1%
Paid subscribers	708	1,242	75.4%

Total subscribers	742	1,291	74.0%

We derive substantially all our revenues from monthly subscription fees and recognize subscription revenues ratably during each subscriber’s monthly subscription period. In addition, we generate a small portion of our revenues from the sale of used DVDs and recognize such revenues when the DVDs are shipped. We generate all our revenues from the United States.

The increase in our subscription revenues for the three and nine months ended September 30, 2003 in comparison with the same prior-year periods was primarily due to an increase in the average number of paying subscribers. We believe the increase in the number of paying subscribers was driven by the continuing consumer adoption of DVD players, increased consumer awareness of our service, our high levels of subscriber satisfaction, and continuing improvements in our service. In addition, the increase in our subscription revenues for the three months ended September 30, 2003 in comparison with the same prior-year period was partially attributable to an increase in the average monthly subscription revenue per paying subscriber, as a small percentage of paying subscribers migrated to service plans with monthly subscription fees higher than $19.95. We expect to end the fourth quarter of 2003 with total subscribers of 1,425,000 to 1,475,000, an increase of 10.4% to 14.3% from the number of total subscribers as of  September 30, 2003.

Cost of Revenues, Gross Profit and Gross Margin

Cost of Revenues:

	Three Months Ended			Nine Months Ended
	September 30, 2002	September 30, 2003	Percentage Change	September 30, 2002	September 30, 2003	Percentage Change
	(in thousands, except percentages)
Cost of revenues:
Subscription	$21,147	$38,326	81.2%	$53,798	$103,402	92.2%
Sales	349	322	(7.7)%	948	494	(47.9)%

Total cost of revenues	$21,496	$38,648	79.8%	$54,746	$103,896	89.8%

Cost of subscription revenues consists of revenue sharing costs, amortization of our DVD library, amortization of intangible assets related to equity investments issued to certain studios, and postage and packaging costs related to shipping titles to paying subscribers. Costs related to free trial subscribers are allocated to marketing expenses. Cost of DVD sales includes salvage value and revenue sharing costs for used DVDs sold.

The increase in cost of subscription revenues for the three and nine months ended September 30, 2003 in comparison with the same prior-year periods was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 103.1% for the three months ended September 30, 2003, which was driven by a 74.7% increase in the number of average paying subscribers coupled with a 16.3% increase in disc usage per average paying subscriber. The number of DVDs mailed to paying subscribers increased 112.2% for the nine months ended September 30, 2003, which was driven by a 78.9% increase in the number of average paying subscribers coupled with an 18.7% increase in disc usage per average paying subscriber.

•	Postage and packaging costs increased by $7.5 million and $21.6 million, representing an 89.8% and 105.9% increase, for the three and nine months ended September 30, 2003, respectively. The increase was primarily the result of the increase in the number of DVDs mailed to paying subscribers.

•	Revenue sharing costs increased by $2.4 million and $12.1 million, representing a 31.0% and 57.1% increase, for the three and nine months ended September 30, 2003, respectively. This increase was attributable primarily to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the percentage of titles subject to revenue sharing agreements mailed to paying subscribers and certain credits received from studios resulting from changes in revenue sharing agreements.

•	DVD amortization increased by $7.2 million and $15.9 million, representing a 170.8% and 154.9% increase, for the three and nine months ended September 30, 2003, respectively. The increase was primarily related to increased acquisitions for our library during the first nine months of 2003. We expect direct purchases of DVDs to be in the range of 22% to 25% of total revenues in the fourth quarter of 2003.

Gross Profit and Gross Margin:

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2003	September 30, 2002	September 30, 2003
	(in thousands, except percentages)
Gross profit	$19,235	$33,554	$52,872	$87,162
Gross margin	47.2%	46.5%	49.1%	45.6%

The decrease in gross margin for the three and nine months ended September 30, 2003 in comparison with the same prior-year periods was due primarily to a higher percentage of DVD amortization as a result of increased acquisitions for our library during the first nine months of 2003, coupled with a higher percentage of postage and packaging costs as a result of an increase in disc usage per average paying subscriber. The decrease in gross margin was partially offset by a lower percentage of revenue sharing costs as a result of our rental mix shifting proportionately in favor of purchased titles and away from titles subject to revenue sharing agreements. This shift was attributable to the increase in purchases for our library. If subscribers increase their usage or select titles that are more expensive to acquire, our cost of revenues would increase, and our gross margin could be adversely affected. We expect our gross margin to be in the range of 42.5% to 44.5% in the fourth quarter of 2003.

Operating Expenses

Fulfillment:

	Three Months Ended			Nine Months Ended
	September 30, 2002	September 30, 2003	Percentage Change	September 30, 2002	September 30, 2003	Percentage Change
	(in thousands, except percentages)
Fulfillment	$4,908	$8,322	69.6%	$13,917	$21,926	57.5%
As a percentage of revenues	12.0%	11.5%		12.9%	11.5%

Fulfillment expense represents those expenses incurred in operating and staffing our distribution and customer service centers, including costs attributable to receiving, inspecting, and warehousing our library. Fulfillment expense also includes credit card fees and other collection-related expenses. As we continue to expand and refine our fulfillment operations, we may see an increase in disc usage by our subscribers. If our subscriber retention does not increase or our operating margins do not improve to the extent necessary to offset the effect of increased fulfillment expenses, our operating results would be adversely affected.

The increase in fulfillment expense in absolute dollars during the three and nine months ended September 30, 2003 in comparison with the same prior-year periods was primarily attributable to an increase in personnel costs resulting from the higher volume of activities in our fulfillment operations. In addition, credit card fees increased $0.8 million and $2.3 million during the three and nine months ended September 30, 2003, respectively, due to an increase in subscriptions. As a percentage of revenues, fulfillment expense decreased during the three and nine months ended September 30, 2003 in comparison with the same prior-year periods primarily as a result of the combination of an increasing revenue base and improvements in our fulfillment productivity due to our continuing efforts to refine and streamline our fulfillment operations.

Technology and Development:

	Three Months Ended			Nine Months Ended
	September 30, 2002	September 30, 2003	Percentage Change	September 30, 2002	September 30, 2003	Percentage Change
	(in thousands, except percentages)
Technology and development	$3,966	$4,738	19.5%	$10,665	$13,044	22.3%
As a percentage of revenues	9.7%	6.6%		9.9%	6.8%

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

Technology and development expense increased in absolute dollars during the three and nine months ended September 30, 2003 in comparison with the same prior-year periods primarily as a result of an increase in personnel costs, offset by a modest decrease in depreciation. As a percentage of revenues, technology and development expense decreased during the three and nine months ended September 30, 2003 in comparison with the same prior-year periods primarily due to an increase in revenue base and efficiency improvements in our systems infrastructure.

Marketing:

	Three Months Ended			Nine Months Ended
	September 30, 2002	September 30, 2003	Percentage Change	September 30, 2002	September 30, 2003	Percentage Change
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$9,299	$12,183	31.0%	$25,291	$35,347	39.8%
As a percentage of revenues	22.8%	16.9%		23.5%	18.5%

New trial subscribers	277	383	38.3%	825	1,127	36.6%
Subscriber acquisition cost	$33.57	$31.81	(5.2)%	$30.66	$31.36	2.3%
Subscriber churn	7.2%	5.2%		7.0%	5.5%

Marketing expense consists of marketing expenditures and other promotional activities, including revenue sharing costs, postage and packaging costs, and library amortization related to free trial periods. Subscriber acquisition cost is defined as marketing expense divided by the total number of new trial subscribers during the period. Subscriber churn is calculated as customer cancellations during the quarter divided by the sum of beginning subscribers and gross subscriber additions, then dividing the result by three for the three-month period.

For the three and nine months ended September 30, 2003, the increase in marketing expense in absolute dollars in comparison with the same prior-year periods was attributable primarily to an increase in the number of new trial subscribers, which drove higher marketing program and personnel costs. For the three months ended September 30, 2003, the decrease in the subscriber acquisition cost in comparison with the same prior-year period was due primarily to an increase in new trial subscribers resulting from the continued growth of “word-of-mouth” as a source of acquisition, as well as costs related to marketing programs and marketing staff declining on a per acquired subscriber basis due to the large increase in new trial subscribers. For the nine months ended September 30, 2003, the increase in the subscriber acquisition cost in comparison with the same prior-year period was due primarily to an increase in certain marketing program payments for new subscribers referred to us, partially offset by the continued growth of “word-of-mouth” as a source of acquisition and lower personnel costs on a per acquired subscriber basis. Churn improved during the three and nine months ended September 30, 2003 in comparison with the same prior-year periods in response to the improvements in the quality of our service, which drove higher customer satisfaction. As a percentage of revenues, marketing expenses decreased for the three and nine months ended September 30, 2003 due primarily to an increase in revenues. We expect the subscriber acquisition cost to be in the range of $30 to $33, and the subscriber churn to be in the range of 4.9% to 5.4%, in the fourth quarter of 2003.

General and Administrative:

	Three Months Ended			Nine Months Ended
	September 30, 2002	September 30, 2003	Percentage Change	September 30, 2002	September 30, 2003	Percentage Change
	(in thousands, except percentages)
General and administrative	$1,870	$2,678	43.2%	$4,817	$7,019	45.7%
As a percentage of revenues	4.6%	3.7%		4.5%	3.7%

General and administrative expense consists primarily of payroll and related expenses for executive, finance, content acquisition, and administrative personnel, as well as external professional fees and other general corporate expenses.

The increase in general and administrative expense in absolute dollars for the three and nine months ended September 30, 2003 in comparison with the same prior-year periods was attributable primarily to an increase in the number of personnel to support our expanding business. In addition, we also incurred higher insurance costs and higher professional fees. As a percentage of revenues, general and administrative expense decreased for the three and nine months ended September 30, 2003 in comparison with the same prior-year periods due primarily to an increase in revenues.

Stock-Based Compensation:

	Three Months Ended			Nine Months Ended
	September 30, 2002	September 30, 2003	Percentage Change	September 30, 2002	September 30, 2003	Percentage Change
	(in thousands, except percentages)
Stock-based compensation	$2,622	$2,777	5.9%	$6,115	$6,887	12.6%
As a percentage of revenues	6.5%	3.8%		5.7%	3.6%

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

During the third quarter of 2003, we began granting stock options to our employees on a monthly basis. Such stock options are designated as non-qualified or non-statutory stock options. The stock options are granted at an exercise price of not less than the fair market value of our common stock at the date of grant and generally expire in ten years, or shortly after a termination of employment. The vesting periods provide for options to vest immediately, in comparison with the three to four-year vesting periods for stock options granted prior to the third quarter of 2003. As a result of immediate vesting, all stock-based compensation expense determined under SFAS No. 123 is fully recognized in the same periods as the monthly stock option grants. We will continue to amortize over the remaining vesting periods the deferred compensation of stock options with three to four-year vesting periods granted prior to the third quarter of 2003.

Stock-based compensation increased during the three and nine months ended September 30, 2003 in comparison with the same prior-year periods due primarily to the recognition of compensation expense associated with the fully vested stock options granted in the third quarter of 2003 as discussed above. The increase in stock-based compensation expense in the current three and nine-month periods was partially offset by lower amortization of the deferred compensation of stock options granted prior to the third quarter of 2003. As a percentage of revenues, stock-based compensation declined during the three and nine months ended September 30, 2003 due primarily to an increase in revenues. The calculation of our stock-based compensation is highly sensitive to the market price of our common stock on the date of grant. Our stock price has fluctuated significantly and, as such, it is difficult to predict our stock-based compensation in the future quarters.

Other Income (Expense)

Interest and Other Income:

	Three Months Ended			Nine Months Ended
	September 30, 2002	September 30, 2003	Percentage Change	September 30, 2002	September 30, 2003	Percentage Change
	(in thousands, except percentages)
Interest and other income	$711	$534	(24.9)%	$1,060	$1,675	58.0%
As a percentage of revenues	1.7%	0.7%		1.0%	0.9%

Interest and other income consist primarily of interest earned on our cash and cash equivalents and short-term investments.

The decrease in interest and other income during the three months ended September 30, 2003 in comparison with the same prior-year period was primarily due to lower interest rates. The increase in interest and other income during the nine months ended September 30, 2003 in comparison with the same prior-year period was primarily attributable to higher interest income earned on an increase in cash and cash equivalents and short-term investments, due primarily to the proceeds from our initial public offering in May 2002.

Interest and Other Expense:

	Three Months Ended			Nine Months Ended
	September 30, 2002	September 30, 2003	Percentage Change	September 30, 2002	September 30, 2003	Percentage Change
	(in thousands, except percentages)
Interest and other expense	$(131)	$(87)	(33.6)%	$(11,821)	$(373)	(96.8)%
As a percentage of revenues	(0.3)%	(0.1)%		(11.0)%	(0.2)%

Interest and other expense consist primarily of interest expense related to our interest-bearing obligations.

For the nine months ended September 30, 2002, interest and other expense included a one-time charge of $10.7 million associated with our early repayment, resulting from the consummation of our initial public offering in May 2002, of all outstanding indebtedness under our subordinated promissory notes related to the acceleration of the accretion of the unamortized discount. Excluding this one-time charge, the decrease in interest and other expense during the three and nine months ended September 30, 2003 in comparison with the same prior-year periods was due primarily to lower interest expense as a result of a reduction in interest-bearing obligations, some of which were repaid following our initial public offering in May 2002.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, and our initial public offering in May 2002. As of September 30, 2003, we had cash and cash equivalents of $79.2 million and short-term investments of $45.2 million. Although we currently anticipate that the proceeds from our initial public offering, together with our available funds and cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future, we may require or elect to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance, and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences, or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

For the three months ended September 30, 2003, net cash provided by operating activities increased 98.5% to $22.0 million from $11.1 million in the same prior-year period. This increase was primarily attributable to net income generated in the current three-month period, adjusted for an increase in the amortization of our DVD library as a result of increased purchases of titles during the first nine months of 2003. For the nine months ended September 30, 2003, net cash provided by operating activities increased 127.4% to $58.4 million from $25.7 million in the same prior-year period. This increase was primarily attributable to net income generated for the current nine-month period, adjusted for an increase in amortization of our DVD library. The increase in net cash provided by operating activities in the current nine-month period was partially offset by a decrease in non-cash interest expense. This decrease was primarily attributable to a one-time interest expense of $10.7 million related to an early debt repayment during the nine months ended September 30, 2002.

For the three months ended September 30, 2003, net cash used in investing activities increased 151.1% to $14.5 million from $5.8 million in the same prior-year period. This increase was primarily attributable to an increase in both the purchases of property and equipment to support our growing business and the acquisitions of titles for our library to support our larger subscriber base. For the nine months ended September 30, 2003, net cash used in investing activities decreased 26.7% to $41.9 million from $57.2 million in the same prior-year period. The decrease was primarily attributable to smaller purchases of short-term investments, partially offset by an increase in both the purchases of property and equipment and the acquisitions of titles for our library. During the same prior-year period, we purchased a large amount of short-term investments using a portion of the proceeds from our initial public offering in May 2002.

For the three months ended September 30, 2003, net cash provided by financing activities was $0.4 million in comparison with $0.7 million used in financing activities in the same prior-year period. The increase was primarily attributable to an increase in the proceeds from our issuance of common stock and a decrease in the repayment of debt and other obligations. For the nine months ended September 30, 2003, net cash provided by financing activities was $2.8 million in comparison with $69.7 million in the same prior-year period. This decrease was attributable to smaller proceeds generated from the issuance of common stock, partially offset by a decrease in the repayment of debt and other obligations. During the same prior-year period, proceeds from the issuance of common stock were higher resulting from our initial public offering in May 2002.

Recent Accounting Pronouncements

In November 2002, the EITF reached a consensus on Issue 00-21, Revenue Arrangements with Multiple Deliverables, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The provisions of this consensus did not have a material effect on our financial condition or operating results.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003. For public enterprises with variable interests in variable interest entities created before February 1, 2003, the Interpretation is applicable to the enterprise no later than the beginning of the first interim or annual reporting period beginning after June 15, 2003. The application of this Interpretation did not have a material effect on our operating results or financial condition.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which provides guidance for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our operating results or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal, while also maximizing income we receive from investments without significantly increased risk. Some of the securities we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. To minimize this risk in the future, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. Our cash equivalents are generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We intend to limit the percentage invested in short-term investments to no more than 50 percent of the combined fair value of cash equivalents and short-term investments. We also intend to limit the average duration on our short-term investments to fewer than three years.

We currently invest all short-term investments in the Vanguard Short-Term Bond Index Fund – Admiral Shares (the “Fund”). The target index for the Fund, the Lehman Brothers 1-5 Year Government/Corporate Bond Index, is comprised of short-term bonds issued by the U.S. Treasury, federal agencies, and corporations with maturities between one and five years. As of September 30, 2003, the cost, unrealized gains and fair market value of our short-term investments were $44,119,000, $1,118,000 and $45,237,000, respectively.

The following table presents the hypothetical changes in the fair value of our short-term investments as a result of changes in the interest rates:

	Fair Value Given an Interest Rate Decrease of “X” Basis Points			Fair Value as of September 30, 2003	Fair Value Given an Interest Rate Increase of “X” Basis Points
	(150) BPS	(100) BPS	(50) BPS		50 BPS	100 BPS	150 BPS
	(in thousands)
Short-term investments	$46,934	$46,368	$45,803	$45,237	$44,672	$44,106	$43,541

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

Item 2. Changes in Securities and Use of Proceeds

(d) Use of Proceeds:

We continue to maintain approximately $42.1 million of the net proceeds from our initial public offering in May 2002 in short-term investments and $29.9 million in cash and cash equivalents.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

			Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1		Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 14, 2002

3.2		Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	July 31, 2003

4.1		Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1		Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2		2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3		Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4		2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5		Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6		Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7		Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8		Employment Offer Letter for W. Barry McCarthy, Jr.	S-1	333-83878	10.9	March 6, 2002

10.9		Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10		Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11	**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12	**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13		Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002

10.14	**	Strategic Marketing Agreement between the registrant and Best Buy Co., as amended	10-Q	000-49802	10.14 & 10.15	November 14, 2002

31.1		Section 302 Certification of Chief Executive Officer					X

31.2		Section 302 Certification of Chief Financial Officer					X

32.1		Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					X

** Confidential treatment granted on portions of these exhibits.

(b) Reports on Form 8-K:

On July 17, 2003, we furnished a current report on Form 8-K under Item 12 regarding the announcement of our financial results for the quarter ended June 30, 2003 and included a copy of the press release under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NETFLIX, INC.

Dated: October 30, 2003	By:	/s/ REED HASTINGS

Reed Hastings Chief Executive Officer

Dated: October 30, 2003	By:	/s/ BARRY MCCARTHY

Barry McCarthy Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 14, 2002

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	July 31, 2003

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7	Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8	Employment Offer Letter for W. Barry McCarthy, Jr.	S-1	333-83878	10.9	March 6, 2002

10.9	Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10	Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13	Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002

10.14**	Strategic Marketing Agreement between the registrant and Best Buy Co., as amended	10-Q	000-49802	10.14 & 10.15	November 14, 2002

31.1	Section 302 Certification of Chief Executive Officer					X

31.2	Section 302 Certification of Chief Financial Officer					X

32.1	Section 906 Certifications of Chief Executive Officer and Chief Financial Officer					X

** Confidential Treatment granted on portions of these exhibits.