Form 10-K
period 2003-12-31
NETFLIX INC
filed 2004-02-27
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐

As of June 30, 2003, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ National Market System, was $255,835,855. Shares of common stock held by each officer and director and by each person who owns five percent or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 12, 2004, there were 51,311,000 shares of the registrant’s common stock, par value $0.001, outstanding (which gives effect to the two-for-one stock split on February 11, 2004).

The following document (or parts thereof) is incorporated by reference into the following parts of this Form 10-K: Proxy Statement for the Annual Meeting of Shareholders—Part III Items 10, 11, 12, 13 and 14.

NETFLIX, INC.

i

PART I

Forward-Looking Statements

This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include statements regarding: the accuracy of our recommendation service; our plans to open additional shipping centers; impacts from shorter delivery time; strategic initiatives regarding international expansion and downloading; operating expenses; future stock-based compensation; and customer acquisition and retention. These forward-looking statements are subject to risks and uncertainties described under the caption “Factors That May Affect Future Results of Operations” which could cause actual results to materially differ. We take no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this annual report on Form 10-K, or to explain why actual results differ.

Item 1.     Business

We are the largest online movie rental subscription service in the United States, providing more than 1,487,000 subscribers access to a comprehensive library of more than 18,000 movie, television and other filmed entertainment titles. Our standard subscription plan allows subscribers to have three titles out at the same time with no due dates, late fees or shipping charges for $19.95 per month. Subscribers can view as many titles as they want in a month. In addition to our standard plan, we offer other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by first-class mail and return them to us at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in a subscriber’s queue.

Our subscription service has grown rapidly since its launch in September 1999. We believe our growth has been driven primarily by our comprehensive selection of titles, consistently high levels of customer satisfaction, rapid consumer adoption of DVD players and our effective marketing programs. In the San Francisco Bay Area, where we have had generally one-day delivery service since launch, approximately 5.9 percent of all households subscribed to Netflix at the end of 2003.

Our proprietary recommendation service enables us to create a customized store for each subscriber and to generate personalized recommendations which effectively merchandize our comprehensive library of titles. In the fourth quarter of 2003, more than 99 percent of our titles were selected by our subscribers to add to their queue. In comparison, most entertainment service providers promote a narrow selection of box office hits. We believe that our recommendation technology, based on proprietary algorithms and the more than 300 million movie ratings we have collected from our subscribers, enables us to build deep subscriber relationships and maintain a high level of library utilization.

We promote our service to consumers through various marketing programs, including online promotions, television advertising, advertising insertions with most leading DVD player manufacturers and promotions with other third parties. These programs encourage consumers to subscribe to our service and include a free trial period of 14 days. At the end of the trial period, subscribers are automatically enrolled as paying subscribers, unless they cancel their subscription. Approximately 90 percent of trial subscribers become paying subscribers. All paying subscribers are billed monthly in advance.

We stock almost every title available on DVD, excluding mature and adult content. We have established revenue sharing relationships with more than 50 studios and distributors. We also purchase titles directly from studios, distributors and independent producers. These relationships provide us access to titles on financial terms that are attractive to us.

We ship and receive DVDs throughout the United States. We maintain a nationwide network of shipping centers that allow us to provide fast delivery and return service to our subscribers. As of December 31, 2003, we were capable of providing more than 80 percent of our subscribers with generally one-day service.

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

We are organized in a single operating segment. All our revenues are generated in the United States, and substantially all our revenues are derived from monthly subscription fees.

Industry Overview

Filmed entertainment is distributed broadly through a variety of channels. Out-of-home channels include movie theaters, airlines and hotels. In-home distribution channels include home video rental and retail outlets, cable and satellite television, pay-per-view, video-on-demand, or VOD, and broadcast television. Currently, studios distribute their filmed entertainment content approximately six months after theatrical release to the home video market, seven to nine months after theatrical release to pay-per-view and VOD, one year after theatrical release to satellite and cable and two to three years after theatrical release to basic cable and syndicated networks. However, in what may be an emerging trend, several of the major studios have recently shortened the release window on certain titles, in particular the theatrical to home video window.

Consumer Transition to DVD

The home video segment of the in-home filmed entertainment market has undergone a rapid technology transition away from VHS to DVD. According to Adams Media Research, there were approximately 54 million U.S. television households with a stand-alone set-top DVD player, representing 49 percent of U.S. television households, at the end of 2003. This number does not include other electronic devices, such as computers and video game players, many of which are also capable of playing DVDs. We believe this transition is analogous to the shift in the music industry from audio cassettes to compact discs which resulted in significant additional demand for both new releases and back catalogue inventory. Similarly, we anticipate that DVD will, for all practical purposes, replace the VHS cassette and thereafter, DVD will enjoy a similarly long consumer lifetime. We provide titles to our subscribers on DVD only and have never carried VHS content.

Challenges Faced by Consumers in Selecting In-Home Filmed Entertainment

The proliferation of new releases available for in-home filmed entertainment and the additional demand for back catalogue titles on DVD create two primary challenges for consumers in selecting titles.

First, despite the large number of available titles, consumers lack a deep selection of titles from existing subscription channels and traditional video rental outlets. Subscription channels, such as HBO and Showtime, and pay-per-view services currently offer a narrow selection of titles at specified times due to programming schedule constraints and technological issues relating to channel capacity. Traditional video rental outlets primarily offer new releases and devote limited space to display and stock back catalogue titles.

Second, even when consumers have access to the vast number of titles available, they generally have limited means to effectively sort through the titles. We believe our recommendation service provides our subscribers the tools to select titles that appeal to their individual preferences.

Competitive Strengths

We believe that our revenue and subscriber growth are a result of the following competitive strengths:

•	Comprehensive Library of Titles. We have developed strategic relationships with top studios and distributors, enabling us to establish and maintain a broad and deep selection of titles. Since our service is available nationally, we believe that we can economically acquire and provide subscribers a broader selection of titles than video rental outlets, video retailers, subscription channels, pay-per-view and VOD services. We currently offer virtually every title available from the studios and distributors from whom we acquire titles. To maximize our selection of titles, we continuously add newly released titles to our library. Our library contains numerous copies of popular new releases, as well as many titles that appeal to more select audiences.

•	Personalized Merchandizing. We utilize our proprietary recommendation service to create a custom interface for each subscriber to effectively merchandize our library. Subscribers rate titles on our Web site, and our recommendation service compares these ratings against the database of ratings collected from our entire user base. For each visitor, these comparisons are used to make predictions about specific titles the visitor may enjoy. These predictions are used to merchandize titles to visitors throughout the Web site. We believe that our recommendation service allows us to create demand for our entire library and maximize utilization of each title. We believe that as the number of our subscribers and ratings database grows, our recommendation service will be able to more accurately predict individual preferences.

•	Scalable Business Model. We believe that we have a scalable, low-cost business model designed to maximize our revenues and minimize our costs. Subscribers’ prepaid monthly payments and the recurring nature of our subscription business provide working capital benefits and significant near-term revenue visibility. Our scalable infrastructure and online interface eliminate the need for expensive retail outlets and allow us to service our large and expanding subscriber base from a network of low-cost shipping centers. We employ temporary, hourly and part-time workers to contain labor costs and provide maximum operating flexibility. Finally, we have low delivery costs through the use of standard first-class mail to ship and return titles to and from subscribers.

•	Convenience, Selection and Fast Delivery. Subscribers can conveniently select titles by building and modifying a personalized queue of titles on our Web site. We create a unique experience for subscribers because most pages on our Web site are tailored to individual selection and ratings history. Under our standard service, subscribers can have three titles out at the same time with no due dates or late fees. Once selected, available titles are sent to subscribers by first-class mail and returned to us in prepaid mailers. As we open more shipping centers, our one-day delivery service capability will increase. Upon receipt of returned titles, we automatically mail subscribers the next available title in their queue of selected titles.

Growth Strategy

Our strategy to provide a premier filmed entertainment subscription service to our large and growing subscriber base includes the following key elements:

•	Providing Compelling Value for Subscribers. We provide subscribers access to our comprehensive library of more than 18,000 titles with no due dates, late fees or shipping charges for a fixed monthly fee. We merchandize titles in easy-to-recognize lists including new releases, by genre and other targeted categories. Our convenient, easy-to-use Web site allows subscribers to quickly select current titles, reserve upcoming releases and build an individual queue for future viewing using our proprietary personalization technology. Our recommendation service provides subscribers with recommendations of titles from our library. We quickly deliver titles to subscribers from our shipping centers located throughout the United States by standard first-class mail.

•	Utilizing Technology to Enhance Subscriber Experience and Operate Efficiently. We utilize proprietary technology developed internally to manage the processing and distribution of DVDs from our shipping centers. Our software automates the process of tracking and routing titles to and from each of our shipping centers and allocates order responsibilities among them. We continuously monitor, test and seek to improve the efficiency of our distribution, processing and inventory management systems as our subscriber base and shipping volume grows. We operate a nationwide network of shipping centers. We anticipate opening additional shipping centers in 2004 to further reduce delivery time and increase library utilization. We believe that shorter delivery time will result in continued subscriber acquisition, retention and satisfaction.

•	Building Mutually Beneficial Relationships with Filmed Entertainment Providers. We have invested substantial resources in establishing strong ties with various filmed entertainment providers. We maintain an office in Los Angeles that provides us access to the major studios. We have entered into a number of revenue sharing agreements with studios and we also purchase titles directly. We work with the content providers to determine which method of acquiring titles is the most beneficial for each party. Our growing subscriber base provides studios with an additional distribution outlet for popular movies and television series, as well as niche titles and programs.

Our Web site—www.netflix.com

We have applied substantial resources to plan, develop and maintain proprietary technology to implement the features of our Web site, such as subscription account signup and management, personalized movie merchandising, inventory optimization and customer support. Our software is written in a variety of languages and runs on industry standard platforms.

Our recommendation service uses proprietary algorithms to compare each subscriber’s title preferences with preferences of other users contained in our database. This technology enables us to provide personalized movie recommendations unique to each subscriber.

We believe our dynamic store software optimizes subscriber satisfaction and management of our library by integrating the predictions from our recommendation service, each subscriber’s current queue and viewing history, inventory levels and other factors to determine which movies to promote to each subscriber. Our proprietary movie search engine indexes our extensive library by title, actor and director.

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

Our Web site is run on hardware and software co-located at a service provider offering reliable network connections, power, air conditioning and other essential infrastructure. We manage our Web site 24 hours a day, seven days a week. We utilize a variety of proprietary software, freely available and commercially supported tools, integrated in a system designed to rapidly and precisely diagnose and recover from failures. We conduct upgrades and installations of software in a manner designed to minimize disruptions to our subscribers.

Merchandizing

The key to our merchandizing efforts is the personal recommendations generated by our recommendation service. All subscribers and site visitors are given many opportunities to rate titles. The ratings from our recommendation service determine which available titles are displayed to a subscriber and in which order. For example, our subscribers can find recently released titles more easily by ranking new releases by user preference rather than by new release date, allowing them to quickly find titles they are more likely to enjoy. Ratings also determine which available titles are featured in lead page positions on our Web site to increase customer satisfaction and selection activity. Finally, data from our recommendation service is used to generate lists of similar titles. Subscribers often start from a familiar title and use our “Recommendations” link to find other titles they may enjoy. This has proven to be a powerful method for catalogue browsing.

Recommendations are available to anyone who has rated titles on our Web site, whether or not they are a subscriber. By aggregating the ratings of our subscribers and other visitors, we have built what we believe to be the world’s largest personal movie ratings database, containing more than 300 million ratings.

We also provide our subscribers with decision support information about each title in our library. This information includes:

•	factual data, including length, rating, cast and crew, special DVD features and screen formats;

•	editorial perspective, including plot synopses, movie trailers and reviews written by our editors, third parties and by other Netflix subscribers; and

•	data from our recommendation service, including personal rating, average rating and other similar titles the subscriber may enjoy.

Marketing

We have multiple marketing channels through which we attract subscribers to our service. Online advertising is our largest paid source of new subscribers. We advertise our service online through paid search listings, permission based e-mails, banner ads, and text on popular Web portals and other Web sites. In addition, we have an affiliate program whereby we make available Web-based banner ads and other advertisements that third parties may retrieve on a self-assisted basis from our Web site and place on their Web sites. Third parties that place our advertisements and generate online subscriber referrals are generally paid a cash bounty for each subscriber referred to us, with no minimum or maximum amounts for which we are liable. We believe that our paid marketing efforts are significantly enhanced by the benefits of word-of-mouth advertising, our subscriber referrals and our active public relations programs. During 2003, online and word-of-mouth advertising accounted for approximately 85 percent of all new trial subscriber acquisitions.

We work with a number of other channels on an opportunistic basis. For example, we have agreements with leading DVD player manufacturers requiring them to place inside certain DVD player boxes a Netflix insert that describes our service and offers a free trial. We also have a relationship with a leading consumer electronics and video retailer, which involves a variety of promotional efforts using point-of-sale materials, stickers on product packaging and other items to promote Netflix in its stores and those of its subsidiaries. In addition, we launched our television advertising campaigns in select markets beginning in January 2004, following a test in several markets during the fourth quarter of 2003.

Content Acquisition

We acquire content either through revenue sharing agreements or direct purchases. Under our revenue sharing agreements with studios and distributors, we generally obtain titles for a low initial cost in exchange for a commitment to share a percentage of our subscription revenues for a defined period of time. After the revenue sharing period expires for a title, the agreements generally grant us the right to acquire for a minimal fee a percentage of the units for retention or sale by us. The balance of the units are destroyed or returned to the originating studio. The principal terms of each agreement are similar in nature but are generally unique to each studio. In addition to revenue sharing agreements, we also purchase titles from various studios, distributors and other suppliers on a purchase order basis.

Fulfillment Operations

We currently stock more than 18,000 titles on more than 12 million DVDs. During December 2003, we shipped to and received from subscribers more than 18 million DVDs. We have allocated substantial resources to developing, maintaining and testing the proprietary technology that helps us manage the fulfillment of individual orders and the integration of our Web site, transaction processing systems, fulfillment operations, inventory levels and coordination of our shipping centers.

We ship and receive DVDs from numerous shipping centers located throughout the United States. We believe our shipping centers allow us to improve the subscription experience for subscribers by shortening the transit time for our DVDs through the U.S. Postal Service. Based on performance standards established by the U.S. Postal Service for its postal zones, we currently provide one-day delivery service to approximately 61 percent of the U.S. population, or 80 percent of our subscribers. We anticipate increasing such one-day coverage marginally as we open additional shipping centers to meet our growing demand.

Customer Service

We believe that our ability to establish and maintain long-term relationships with subscribers depends, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from our subscribers in order to continually improve our Web site and our service. Our customer service center is open seven days a week. We utilize e-mail to proactively correspond with subscribers. We also offer phone support for subscribers who prefer to talk directly with a customer service representative. We focus on eliminating the causes of customer support calls and automating certain self-service features on our Web site, such as the ability to report and correct most shipping problems. Our customer service center is located in our San Jose, California facility.

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

Video rental outlets and retailers with whom we compete include Blockbuster, Hollywood Entertainment, Amazon.com, Wal-Mart Stores and Best Buy. In particular, Blockbuster has launched in 25 percent of its U.S.-based operations a store-based subscription program in 2003 and plans to launch this program nationwide by the end of 2004. This program will provide many of the benefits of our business model in a store-based retail environment. We believe that we compete with these video rental outlets and movie retailers primarily on the basis of title selection, convenience and price. We believe that our scalable business model, our subscription service with home delivery and access to our comprehensive library of more than 18,000 titles compete favorably against traditional video rental outlets.

We also compete against other online DVD subscription services, such as Walmart.com and FilmCaddy.com, a subsidiary of Blockbuster, subscription entertainment services, such as HBO and Showtime,

pay-per-view and VOD providers, and cable and satellite providers. Blockbuster has announced that it plans to roll out an online subscription service in late 2004 and then integrate the online and store-based subscription programs sometime in 2005. We believe we are able to provide greater subscriber satisfaction due to the broader and deeper selection of titles we offer subscribers, our ability to personalize our library to each subscriber based on the subscriber’s selection history, personal ratings and the tastes and preferences of similar users through our recommendation service and extensive database of user preferences, as well as the ease and speed with which subscribers are able to select, receive and return titles.

VOD has received considerable media attention recently. For example, VOD is now widely available in most major hotels and has early deployments in many major cable systems. Within a few years, we believe VOD will become widely available to digital cable and satellite subscribers. VOD carries as many titles as can be effectively merchandized on a set-top box platform, which we believe to be generally up to 100 recent releases plus adult content. In late 2003, Disney tested a proprietary broadcast VOD service, MovieBeam, which utilizes a set-top device connected to the television set to allow subscribers to download and view approximately 100 films at any time. For consumers who primarily want the latest big releases, VOD may be a convenient distribution channel. We believe that our strategy of developing a large and growing subscriber base and our ability to personalize our library to each subscriber by leveraging our extensive database of user preferences positions us favorably to provide digital distribution of filmed entertainment as that market develops.

Employees

As of December 31, 2003, we had 567 full-time employees. We also utilize part-time and temporary employees, primarily in our fulfillment operations, to respond to the fluctuating demand for DVD shipments. As of December 31, 2003, we had 224 temporary employees. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Intellectual Property

We use a combination of patent, trademark, copyright and trade secret laws and confidentiality agreements to protect our proprietary intellectual property. In 2003, we were issued a broad business method patent covering, among other things, our subscription rental service. The patent will expire in 2020. In addition to the patent covering the rental method invention, we have filed additional patent applications. We have a registered trademark for the Netflix name and copyrights on the content of our Web site. We have filed applications for additional trademarks as well.

Enforcement of intellectual property rights is costly and time consuming. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. It is uncertain if and when our other patent and trademark applications may be allowed and whether they will provide us with a competitive advantage.

From time to time, we encounter disputes over rights and obligations concerning intellectual property. We believe that our service offering does not infringe the intellectual property rights of any third party. However, we cannot assure you that we will prevail in any intellectual property dispute.

Other Information

We were incorporated in Delaware in August 1997 and completed our initial public offering in May 2002. Our principal executive offices are located at 970 University Avenue, Los Gatos, California 95032, and our telephone number is (408) 317-3700. We maintain a Web site at www.netflix.com. The contents of our Web site are not incorporated in, or otherwise to be regarded as part of, this annual report on Form 10-K. In this annual report on Form 10-K, “Netflix,” the “Company,” “we” and the “registrant” refer to Netflix, Inc.

Our investor relations Web site is located at http://ir.netflix.com. We make available, free of charge, on our investor relations Web site under “SEC Filings” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the Securities and Exchange Commission.

Item 2.     Properties

As of December 31, 2003, we occupied the following leased facilities:

Location	Estimated Square Footage	Lease Expiration Date	Primary Use
Los Gatos, California	38,000	October, 2005	Corporate offices, general and administrative, marketing, and technology and development
Beverly Hills, California	4,000	December, 2006	General and administrative
San Jose, California	58,000	December, 2004	Central customer service center and shipping center for the San Francisco Bay Area

In addition, as of December 31, 2003, we have entered into leases for a total of approximately 126,000 square feet to house our shipping centers serving major metropolitan areas throughout the United States. These leases expire at various dates through November 2006.

We believe our leases are suitable and adequate for our current needs, although we expect to negotiate additional leases in 2004 to accommodate our growth.

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

Item 4.     Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock has traded on the NASDAQ National Market under the symbol “NFLX” since our initial public offering on May 29, 2002. The following table sets forth the high and low per-share closing prices of our common stock for the periods indicated, as reported by the NASDAQ National Market:

	2002		2003
	High	Low	High	Low
First quarter	$—	$—	$10.87	$5.41
Second quarter	8.47	6.38	12.78	9.48
Third quarter	8.94	4.85	19.57	11.55
Fourth quarter	6.40	2.61	29.80	17.26

On January 16, 2004, our Board of Directors declared a two-for-one stock split in the form of a stock dividend on our outstanding common stock. The additional shares of common stock were distributed on February 11, 2004. All common share and per-share amounts have been retroactively restated throughout this annual report on Form 10-K to reflect this stock split.

As of February 12, 2004, there were approximately 95 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

We have not declared or paid any cash dividends, and we have no present intention of paying any cash dividends in the foreseeable future.

Item 6.     Selected Financial Data

The following selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Subscription	$4,854	$35,894	$74,255	$150,818	$270,410
Sales	152	—	1,657	1,988	1,833

Total revenues	5,006	35,894	75,912	152,806	272,243
Cost of revenues:
Subscription	4,217	24,861	49,088	77,044	147,736
Sales	156	—	819	1,092	624

Total cost of revenues	4,373	24,861	49,907	78,136	148,360

Gross profit	633	11,033	26,005	74,670	123,883
Operating expenses:
Fulfillment	2,446	10,247	13,452	19,366	31,274
Technology and development	7,413	16,823	17,734	14,625	17,884
Marketing	14,070	25,727	21,031	35,783	49,949
General and administrative	1,993	6,990	4,658	6,737	9,585
Restructuring charges	—	—	671	—	—
Stock-based compensation	4,846	9,714	6,250	8,832	10,719

Total operating expenses	30,768	69,501	63,796	85,343	119,411

Operating income (loss)	(30,135)	(58,468)	(37,791)	(10,673)	4,472
Other income (expense):
Interest and other income	924	1,645	461	1,697	2,457
Interest and other expense	(738)	(1,451)	(1,852)	(11,972)	(417)

Net income (loss)	$(29,949)	$(58,274)	$(39,182)	$(20,948)	$6,512

Net income (loss) per share:
Basic	$(10.74)	$(20.61)	$(10.73)	$(0.74)	$0.14

Diluted	$(10.74)	$(20.61)	$(10.73)	$(0.74)	$0.10

Weighted-average shares outstanding:
Basic	2,788	2,828	3,652	28,204	47,786

Diluted	2,788	2,828	3,652	28,204	62,884

	As of December 31,
	1999	2000	2001	2002	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$14,198	$14,895	$16,131	$59,814	$89,894
Short-term investments	6,322	—	—	43,796	45,297
Working (deficit) capital	11,085	(1,655)	(6,656)	66,649	75,927
Total assets	34,773	52,488	41,630	130,530	176,012
Capital lease obligations, less current portion	811	2,024	1,057	460	44
Notes payable, less current portion	3,959	1,843	—	—	—
Subordinated notes payable	—	—	2,799	—	—
Redeemable convertible preferred stock	51,819	101,830	101,830	—	—
Stockholders’ (deficit) equity	(32,028)	(73,267)	(90,504)	89,356	112,708

	As of / Year Ended December 31,
	1999	2000	2001	2002	2003
	(in thousands, except subscriber acquisition cost)
Other Data:
Total subscribers at end of period	107	292	456	857	1,487
Gross subscriber additions during period	127	515	566	1,140	1,571
Subscriber acquisition cost (1)	$110.79	$49.96	$37.16	$31.39	$31.79

(1)	Subscriber acquisition cost is defined as total marketing expenses divided by total gross subscriber additions during the period.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with our financial statements and related notes under “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

Overview

Our Business

We are the largest online movie rental subscription service in the United States, providing more than 1,487,000 subscribers access to a comprehensive library of more than 18,000 movie, television and other filmed entertainment titles. Our standard subscription plan of $19.95 per month allows subscribers to have three titles out at the same time with no due dates, late fees or shipping charges. Subscribers can view as many titles as they want in a month. Subscribers select titles at our Web site (www.netflix.com) aided by our proprietary recommendation service, receive them on DVD by first-class mail and return them to us at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in a subscriber’s queue.

Key Business Metrics

For the year ended December 31, 2003, we generated total revenues of $272.2 million and net income of $6.5 million. Management periodically reviews certain key business metrics in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include the following:

•

Subscriber Churn:    Subscriber churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber additions, then divided by three months. We grow our subscriber base either by adding new subscribers or by retaining existing subscribers. Subscriber churn is the key metric which allows management to evaluate if we are retaining our existing subscribers in accordance with our business plans. An increase in subscriber churn may signal a deterioration in the quality of our service, or it may signal an unfavorable behavioral change in the mix of new subscribers. Lower subscriber churn means higher customer retention, faster revenue growth and lower marketing expenses as a percent of revenues for any given level of subscriber acquisition.

•	Subscriber Acquisition Cost: Subscriber acquisition cost is defined as total marketing expense divided by total gross subscriber additions. Management reviews this metric closely to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis.

•	Disc Usage Per Paying Subscriber: Disc usage per paying subscriber is calculated as the total number of shipments to paying subscribers divided by the number of average paying subscribers. Management considers this metric important because of its direct impact on gross margin. Since our subscribers can rent an unlimited number of DVDs for a fixed monthly subscription fee, an increase in disc usage per paying subscriber in a given period translates into higher revenue sharing and postage and packaging expenses while subscription revenues remain unchanged, which results in an adverse impact on gross margin. Although gross margin is driven down, higher disc usage can improve subscriber satisfaction, reduce subscriber churn and increase the lifetime value of each subscriber.

•	Gross Margin: Management reviews gross margin in conjunction with subscriber churn and subscriber acquisition cost to target a desired operating margin. For example, disc usage may increase, which depresses our gross margin. However, increased disc usage may result in higher subscriber satisfaction, which reduces subscriber churn and increases word-of-mouth advertising about our service. As a result, marketing expense may fall as a percent of revenues and operating margins rise, offsetting the impact of a reduction in gross margin. We can also make trade-offs between our DVD library investments which have an inverse relationship with subscriber churn and subscriber acquisition cost. For example, an increase in our DVD library investments may improve customer satisfaction and lower subscriber churn, and hence increase the number of new subscribers acquired via word-of-mouth. This in turn allows us to invest less in marketing activities.

Please see “Results of Operations” below for further discussion on these key business metrics.

New Initiatives in 2004

Looking ahead, we will continue to focus on our online DVD rental subscription service in the United States. We will continue to make steady improvements in our service driving what we refer to as the “virtuous cycle”: Our continued service improvements create high subscriber satisfaction, which results in lower subscriber churn and positive word-of-mouth about our service. This in turn helps us grow our subscriber base faster. As we grow, we continue to make more improvements to our service, which drives the cycle again.

In addition to our core focus, we are planning on executing the following new initiatives in 2004:

•	First, we are preparing to expand operations internationally. Our first international markets will likely be in the United Kingdom and/or Canada. Although both countries are good expansion markets for us, we believe international operations will, over time, contribute less than 20 percent of our revenues as the U.S. market continues to grow.

•	Second, we are working on developing solutions for downloading movies to consumers. Our core strategy has been and remains to grow a large DVD subscription business; however, as technology and infrastructure develop to allow effective and convenient delivery of movies over the Internet, we intend to offer our subscribers the choice under one subscription of receiving their movies on DVD or by downloading, whichever they prefer. Although 2004 will be early for downloading and we expect only modest consumer interest initially, we believe it will grow steadily over the next ten years.

Descriptions of Statement of Operations Components

Subscription Revenues:

We generate all our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably during each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues. In addition to our standard services of $19.95 per month, we offer other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time. As of December 31, 2003, more than 92 percent of our paying subscribers paid $19.95 or more per month.

Cost of Subscription Revenues:

We acquire titles for our library through traditional direct purchase and revenue sharing agreements. Traditional buying methods normally result in higher upfront costs than titles obtained through revenue sharing agreements. Cost of subscription revenues consists of revenue sharing expenses, amortization of our library, amortization of intangible assets related to equity instruments issued to certain studios in 2000 and 2001 and postage and packaging costs related to shipping titles to paying subscribers. Costs related to free-trial subscribers are allocated to marketing expenses.

Revenue Sharing Expenses.    Our revenue sharing agreements generally commit us to pay an initial upfront fee for each DVD acquired. Revenue sharing expenses are recorded as DVDs subject to revenue sharing agreements are shipped to subscribers. Under certain of our revenue sharing agreements, we pay an additional minimum revenue sharing fee for each DVD shipped to a subscriber. Other than the initial upfront payment for DVDs acquired, we are not obligated to pay any minimum revenue sharing fee on DVDs that are not shipped to subscribers. We characterize these payments to the studios as revenue sharing expenses.

Amortization of DVD Library.    On January 1, 2001, we shortened the estimated life of DVD library to one year and assumed a salvage value of $2.00 for the DVDs that we believe we will eventually sell. Prior to January 1, 2001, we amortized our cost of DVDs using a “sum-of-the-month” accelerated method over an estimated life of three years and assumed no salvage value.

Amortization of Intangible Assets.    In 2000, in connection with signing revenue sharing agreements with Columbia TriStar Home Entertainment, Dreamworks International Distribution and Warner Home Video, we agreed to issue to each of these studios our Series F Non-Voting Preferred Stock equal to 1.204 percent of our fully diluted equity securities outstanding. In 2001, in connection with signing revenue sharing agreements with Twentieth Century Fox Home Entertainment and Universal Studios Home Video, we agreed to issue to each of the two studios our Series F Non-Voting Preferred Stock equal to 1.204 percent of our fully diluted equity securities outstanding. As of December 31, 2001, the aggregate of Series F Non-Voting Preferred Stock granted to these five studios equaled 6.02 percent of our fully diluted equity securities outstanding. Our obligation to maintain the studios’ equity interests at 6.02 percent of our fully diluted equity securities outstanding terminated immediately prior to our initial public offering in May 2002. The studios’ Series F Preferred Stock automatically converted into 3,192,830 shares of common stock upon the closing of our initial public offering. We measured the original issuances and any subsequent adjustments using the fair value of the securities at the issuance and any subsequent adjustment dates. The fair value was recorded as an intangible asset and is amortized to cost of subscription revenues ratably over the remaining term of the agreements which initial terms were either three or five years.

Postage and Packaging.    Postage and packaging expenses consist of the postage costs to mail titles to and from our paying subscribers and the packaging and label costs for the mailers. The rate for first-class postage was $0.34 prior to June 29, 2002 and increased to $0.37 thereafter.

Operating Expenses:

Fulfillment.    Fulfillment expenses represent those expenses incurred in operating and staffing our shipping and customer service centers, including costs attributable to receiving, inspecting and warehousing our library. Fulfillment expenses also include credit card fees and other collection-related expenses.

Technology and Development.    Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web site, our recommendation service, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data.

Marketing.    Marketing expenses consist of payroll and related expenses, marketing program expenditures and other promotional activities, including revenue sharing expenses, postage and packaging expenses and library amortization related to free trial periods.

General and Administrative.    General and administrative expenses consist of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting, professional fees and other general corporate expenses.

Stock-Based Compensation.    During the second quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123, for stock-based employee compensation. We elected to apply the retroactive restatement method under SFAS No. 148 and all prior periods presented have been restated to reflect the compensation costs that would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted.

During the third quarter of 2003, we began granting stock options to our employees on a monthly basis. The vesting periods provide for options to vest immediately, in comparison with the three to four-year vesting periods for stock options granted prior to the third quarter of 2003. As a result of immediate vesting, all stock-based compensation expense determined under SFAS No. 123 is fully recognized upon the stock option grants. For those stock options granted prior to the third quarter of 2003 with three to four-year vesting periods, we continue to amortize the deferred compensation related to those stock options over the remaining vesting periods.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in the financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Amortization of DVD Library and Upfront Costs

In late 2000 and early 2001, we began entering into a series of revenue sharing agreements with studios, which substantially changed our business model for acquiring DVDs and satisfying subscriber demand for titles.

These revenue sharing agreements enable us to acquire DVDs at a lower upfront cost than traditional direct purchase arrangements. We share a percentage of the net revenues generated by the use of each particular title with these studios over a fixed period of time, generally twelve months for each title. At the end of the revenue sharing period for each title, we typically have the option of either returning the DVDs associated with the title to the studio or purchasing some or all of those DVDs.

Before the change in our business model, we typically acquired fewer copies of a particular title and utilized each copy over a longer period of time. The implementation of these revenue sharing agreements improved our ability to acquire larger quantities of newly released titles and satisfy a substantial portion of subscriber demand for such titles over a shorter period of time. On January 1, 2001, we revised the amortization policy for the cost of our library from a “sum-of-the-month” accelerated method using a three-year life to the same accelerated method of amortization using a one-year life.

The change in life has been accounted for as a change in accounting estimate and was accounted for on a prospective basis from January 1, 2001. Had we continued to amortize the DVDs acquired prior to January 1, 2001 using a three-year life, amortization expense for 2001 would have been $4.7 million lower than the amount recorded in our financial statements.

Under our revenue sharing agreements, we remit an upfront payment to acquire titles from the studios. This payment includes a contractually specified initial fixed license fee that is capitalized. Certain of these payments also include a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is expensed as revenue sharing obligations are incurred. The initial fixed license fee is amortized on a “sum-of-the-month” basis over one year.

We believe the use of the accelerated method is appropriate for the amortization of our DVD library and the initial fixed license fee because we normally experience heavy initial demand for a title, which subsides gradually once the initial demand has been satisfied.

Stock-Based Compensation

We account for stock-based compensation expenses in accordance with the fair value recognition provisions of SFAS No. 123. During 2001, 2002 and 2003, we recorded total stock-based compensation expenses of $6.3 million, $8.8 million and $10.7 million, respectively. The application of SFAS No. 123 requires significant judgment, including the determination of the expected life and volatility for stock options. To determine the expected life, we review the historical pattern of exercises of stock options. Prior to the third quarter of 2003, we granted stock options which generally vest over three to four-year periods. Since the third quarter of 2003, we began granting fully vested stock options to our employees on a monthly basis. As a result, we changed the expected life from 3.5 years to 1.5 years. In addition, our stock price has fluctuated significantly and has risen considerably in recent periods. These factors affect our assumptions used in determining the volatility. Given the volatile market conditions, it is difficult to forecast our stock-based compensation expenses, and changes in our assumptions could materially impact the amount of stock-based compensation expenses recorded in future periods.

Income Taxes

We record a tax provision, if any, for the anticipated tax consequences of the reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

If we subsequently realize deferred tax assets that were previously determined to be unrealizable, the respective valuation allowance would be reversed, resulting in a positive adjustment to earnings in the period such determination is made. In addition, the calculation of tax liabilities involves significant judgment in estimating the impact of uncertainties in the application of complex tax laws. Resolution of these uncertainties in a manner inconsistent with management’s expectations could have a material impact on our results of operations and financial position.

Results of Operations

The following table sets forth, for the periods presented, the line items in our Statements of Operations as a percentage of total revenues. The information contained in the table below should be read in conjunction with the financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this annual report on Form 10-K.

	Year Ended December 31,
	2001	2002	2003
Revenues:
Subscription	97.8%	98.7%	99.3%
Sales	2.2	1.3	0.7

Total revenues	100.0	100.0	100.0
Cost of revenues:
Subscription	64.7	50.4	54.3
Sales	1.0	0.7	0.2

Total cost of revenues	65.7	51.1	54.5

Gross profit	34.3	48.9	45.5
Operating expenses:
Fulfillment	17.7	12.7	11.5
Technology and development	23.4	9.6	6.6
Marketing	27.7	23.4	18.3
General and administrative	6.1	4.4	3.5
Restructuring charges	0.9	—	—
Stock-based compensation	8.2	5.8	4.0

Total operating expenses	84.0	55.9	43.9

Operating income (loss)	(49.7)	(7.0)	1.6
Other income (expense):
Interest and other income	0.5	1.1	1.0
Interest and other expense	(2.4)	(7.8)	(0.2)

Net income (loss)	(51.6)%	(13.7)%	2.4%

Revenues

	Year Ended December 31,
	2001	Percent Change	2002	Percent Change	2003
	(in thousands, except percentages and average monthly subscription revenue per paying subscriber)
Revenues:
Subscription	$74,255	103.1%	$150,818	79.3%	$270,410
Sales	1,657	20.0%	1,988	(7.8)%	1,833

Total revenues	$75,912	101.3%	$152,806	78.2%	$272,243

Other data:
Average number of paying subscribers	307	103.9%	626	78.1%	1,115
Average monthly subscription revenue per paying subscriber	$20.16	(0.4)%	$20.08	0.6%	$20.21

The increase in our subscription revenues from 2002 to 2003, and from 2001 to 2002, was primarily attributable to an increase in the average number of paying subscribers. We believe the increase in the number of paying subscribers was driven by the continuing consumer adoption of DVD players, increased consumer awareness of our service and continuing improvements in our service.

Subscriber churn declined to 4.8 percent in the fourth quarter of 2003 from 6.3 percent in the same period of 2002. We believe the decline was primarily attributable to two reasons:

•	First, as we grow, the ratio of new subscribers to total subscribers declines, leading to an increase in the average duration, or age, of the subscriber base. New subscribers are actually more likely to cancel their subscriptions than older subscribers, and therefore, an increase in subscriber age tends to lead to reductions in subscriber churn.

•	Second, we continued to make improvements in a number of key areas, including: (1) increasing the in-stock rate and selection of titles as we expanded our DVD library; (2) enhancing the Web site and recommendation service; and (3) expanding our nationwide network of shipping centers in order to reduce delivery time. We believe these improvements to our service increased subscriber satisfaction, which resulted in lower subscriber churn.

The following table presents our ending subscriber information:

	As of December 31,
	2001	Percent Change	2002	Percent Change	2003
	(in thousands, except percentages)
Subscribers:
Free-trial subscribers	56	8.9%	61	16.4%	71
Paid subscribers	400	99.0%	796	77.9%	1,416

Total subscribers	456	87.9%	857	73.5%	1,487

Cost of Revenues

	Year Ended December 31,
	2001	Percent Change	2002	Percent Change	2003
	(in thousands, except percentages)
Cost of revenues:
Subscription	$49,088	57.0%	$77,044	91.8%	$147,736
Sales	819	33.3%	1,092	(42.9)%	624

Total cost of revenues	$49,907	56.6%	$78,136	89.9%	$148,360

The increase in cost of subscription revenues in absolute dollars from 2002 to 2003 was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 111 percent, which was driven by a 78 percent increase in the number of average paying subscribers coupled with a 19 percent increase in disc usage per average paying subscriber. We believe the increase in disc usage was primarily attributable to the decrease in delivery time due to the expansion of our nationwide network of shipping centers.

•	Postage and packaging expenses increased by $30.1 million, representing a 103 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a modest reduction in postage rate per DVD shipped as a result of an increased utilization of postal sorters on outbound mail.

•	DVD amortization increased by $24.4 million, representing a 157 percent increase. This increase was primarily attributable to increased acquisitions for our DVD library.

•	Revenue sharing expenses increased by $16.1 million, representing a 55 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the percentage of titles subject to revenue sharing agreements mailed to paying subscribers.

The increase in cost of subscription revenues in absolute dollars from 2001 to 2002 was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 117 percent, which was driven by a 104 percent increase in the number of average paying subscribers coupled with a 7 percent increase in disc usage per average paying subscriber.

•	Revenue sharing expenses increased by $16.8 million, representing a 132 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, coupled with a modest increase in the percentage of titles subject to revenue sharing agreements mailed to paying subscribers.

•	Postage and packaging expenses increased by $14.5 million, representing a 99 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers. Our postage rate per title in 2002 was lower than 2001, notwithstanding the rate for first-class postage increasing to $0.37 from $0.34 on June 20, 2002. This postage rate per title decrease was primarily attributable to the benefits of a full year of reduced postage per title as a result of packaging improvements completed during the second quarter of 2001.

•	Amortization of intangible assets increased by $0.8 million, representing a 43 percent increase. The increase in amortization was attributable to increases in intangible assets caused by our obligation to issue additional shares to studios upon dilution, which ceased immediately prior to our initial public offering in May 2002.

The increase in cost of subscription revenues from 2001 to 2002 was partially offset by a $4.2 million decrease, or 21 percent, in DVD amortization. The decrease was primarily attributable to a $4.7 million increase in amortization in 2001, which was caused by the change in the estimated life of our DVD library from three years to one year effective January 1, 2001, partially offset by an increase in amortization related to increased acquisitions for our DVD library.

Gross Margin

	Year Ended December 31,
	2001	Percent Change	2002	Percent Change	2003
	(in thousands, except percentages)
Gross profit	$26,005	187.1%	$74,670	65.9%	$123,883
Gross margin	34.3%		48.9%		45.5%

The decrease in gross margin from 2002 to 2003 was primarily due to a higher percentage of DVD amortization as a result of increased acquisitions for our library, coupled with a higher percentage of postage and packaging expenses as a result of an increase in disc usage per average paying subscriber. The decrease in gross margin was partially offset by a lower percentage of revenue sharing expenses as a result of our rental mix shifting proportionately in favor of purchased titles and away from titles subject to revenue sharing agreements.

Gross margin increased from 2001 to 2002 primarily as a result of the growth in our subscription revenues and a decrease in our direct incremental costs of providing those subscription services, coupled with the 21 percent reduction in DVD amortization.

Operating Expenses:

Fulfillment

	Year Ended December 31,
	2001	Percent Change	2002	Percent Change	2003
	(in thousands, except percentages)
Fulfillment	$13,452	44.0%	$19,366	61.5%	$31,274
As a percentage of revenues	17.7%		12.7%		11.5%

The increase in fulfillment expenses in absolute dollars from 2002 to 2003 was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our customer service and shipping centers. In addition, our credit card fees increased $3.0 million from 2002 to 2003 as a result of the increase in subscriptions. The increase in fulfillment expenses in absolute dollars from 2001 to 2002 was also attributable to an increase in personnel-related costs, coupled with a $1.7 million increase in credit card fees. As a percentage of revenues, fulfillment expenses decreased from 2002 to 2003, and from 2001 to 2002, primarily due to a combination of an increasing revenue base and improvements in our fulfillment productivity due to our continuous efforts to refine and streamline our fulfillment operations.

As of December 31, 2003, we were operating a nationwide network of shipping centers. We anticipate opening additional shipping centers to continue to reduce delivery times and increase library utilization. We expect our fulfillment expenses will increase in absolute dollars in 2004 as a result of higher credit card fees and the continued increase in the volume of activities in our customer service and shipping centers.

Technology and Development

	Year Ended December 31,
	2001	Percent Change	2002	Percent Change	2003
	(in thousands, except percentages)
Technology and development	$17,734	(17.5)%	$14,625	22.3%	$17,884
As a percentage of revenues	23.4%		9.6%		6.6%

The increase in technology and development expenses in absolute dollars from 2002 to 2003 was primarily the result of an increase in personnel-related costs, partially offset by a modest decrease in the depreciation of computer hardware and capitalized software. As a percentage of revenues, technology and development expenses decreased primarily due to a greater increase in revenues than technology and development expenses.

The decrease in technology and development expenses in absolute dollars from 2001 to 2002 was primarily caused by decreases in personnel-related costs as a result of employees terminated as part of our restructuring in 2001. As a percentage of revenues, technology and development expenses decreased primarily due to an increase in revenues and a decrease in the amount we spent on technology and development.

We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience. As a result, we expect our technology and development expenses will continue to increase in absolute dollars in 2004.

Marketing

	Year Ended December 31,
	2001	Percent Change	2002	Percent Change	2003
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$21,031	70.1%	$35,783	39.6%	$49,949
As a percentage of revenues	27.7%		23.4%		18.3%

Other data:
Gross subscriber additions	566	101.4%	1,140	37.8%	1,571
Subscriber acquisition cost	$37.16	(15.5)%	$31.39	1.3%	$31.79

The increase in marketing expenses in absolute dollars from 2002 to 2003 was primarily attributable to an increase in the number of new subscriber additions, which resulted in higher marketing program costs. In addition, personnel-related costs increased in order to support the higher volume of marketing activities. Subscriber acquisition cost increased from 2002 to 2003 primarily as a result of an increase in certain marketing program payments, partially offset by the continued growth of word-of-mouth as a source of subscriber acquisitions and lower personnel-related costs on a per-acquired subscriber basis. As a percentage of revenues, the decrease in marketing expenses was primarily due to a greater increase in revenues than marketing expenses.

The increase in marketing expenses in absolute dollars from 2001 to 2002 was primarily attributable to an increase in the number of new subscriber additions, which resulted in higher marketing program costs. In addition, personnel-related costs increased in order to support the higher volume of marketing activities. However, subscriber acquisition cost decreased from 2001 to 2002 primarily due to costs related to free trials and personnel-related costs increasing only moderately in absolute dollars but declining on a per-acquired subscriber basis due to the large increase in new trial subscribers. As a percentage of revenues, the decrease in marketing expenses was primarily due to a greater increase in revenues than marketing expenses.

We anticipate that our marketing expenses will increase in absolute dollars in the future periods as a result of an increase in the free-trial offers and other additional marketing programs. In particular, we plan to include television advertising into the mix of acquisition channels to grow our subscriber base. However, we believe that online and word-of-mouth advertising will continue to be the primary sources of generating the bulk of new subscribers in 2004.

General and Administrative

	Year Ended December 31,
	2001	Percent Change	2002	Percent Change	2003
	(in thousands, except percentages)
General and administrative	$4,658	44.6%	$6,737	42.3%	$9,585
As a percentage of revenues	6.1%		4.4%		3.5%

The increase in general and administrative expenses in absolute dollars from 2002 to 2003, and from 2001 to 2002, was primarily attributable to an increase in the number of personnel, as well as an increase in insurance costs and professional fees, to support our growing business. As a percentage of revenues, the decrease in general and administrative expenses was primarily due to a greater increase in revenues than general and administrative expenses.

We expect our general and administrative expenses will continue to increase in absolute dollars in 2004 in order to support our growing operations.

Stock-Based Compensation

	Year Ended December 31,
	2001	Percent Change	2002	Percent Change	2003
	(in thousands, except percentages)
Stock-based compensation	$6,250	41.3%	$8,832	21.4%	$10,719
As a percentage of revenues	8.2%		5.8%		4.0%

We began granting fully vested stock options to our employees on a monthly basis beginning in the third quarter of 2003. Compensation expenses associated with these stock options are immediately recognized. For stock options granted prior to the third quarter of 2003 with three to four-year vesting periods, we continue to amortize the deferred compensation associated with these stock options over their remaining vesting periods using the accelerated method of amortization.

The increase in stock-based compensation expenses in absolute dollars from 2002 to 2003 was primarily due to higher compensation expenses as a result of the fully vested monthly stock option grants, coupled with a rising stock price. In addition, the increase was also attributable to higher compensation expenses associated with shares of common stock issued under our employee stock purchase plan.

The increase in stock-based compensation expenses in absolute dollars from 2001 to 2002 was primarily due to higher amortization of deferred compensation of stock options with three to four-year vesting periods, coupled with compensation expenses associated with shares of common stock issued under our employee stock purchase plan, which was adopted during 2002.

The calculation of our stock-based compensation expenses is highly sensitive to the market price of our common stock on the date of grant. Our stock price has been volatile and, as such, it is difficult to predict our stock-based compensation expenses in future periods.

Interest and Other Income

	Year Ended December 31,
	2001	Percent Change	2002	Percent Change	2003
	(in thousands, except percentages)
Interest and other income	$461	268.1%	$1,697	44.8%	$2,457
As a percentage of revenues	0.5%		1.1%		1.0%

The increase in interest and other income from 2002 to 2003 was primarily attributable to an increase in interest income as a result of higher average cash and investment balances.

The increase in interest and other income from 2001 to 2002, despite the decline in interest rates, was primarily attributable to an increase in interest income in the second half of 2002 as a result of higher average cash and investment balances. The increase in our cash and investment balances was primarily due to the proceeds from our initial public offering in May 2002.

Interest and Other Expense

	Year Ended December 31,
	2001	Percent Change	2002	Percent Change	2003
	(in thousands, except percentages)
Interest and other expense	$(1,852)	546.4%	$(11,972)	(96.5)%	$(417)
As a percentage of revenues	(2.4)%		(7.8)%		(0.2)%

Interest and other expense in 2002 included a one-time charge of $10.7 million associated with our early repayment, following our initial public offering in May 2002, of all outstanding indebtedness under our subordinated promissory notes related to the acceleration of the accretion of the unamortized discount.

Excluding the one-time charge of $10.7 million incurred in 2002, interest and other expense decreased from 2002 to 2003 primarily due to a reduction in interest-bearing obligations, some of which were repaid following our initial public offering in May 2002.

Interest expense increased from 2001 to 2002 primarily due to the one-time charge of $10.7 million incurred in 2002.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, our initial public offering and cash generated from operating activities. As of December 31, 2003, we had cash and cash equivalents of $89.9 million and short-term investments of $45.3 million. Although we currently anticipate that the proceeds from our initial public offering, together with our available funds and cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Please refer to “Factors that May Affect Future Results of Operations” below for further discussion.

The following table summarizes our cash flow activities:

	Year Ended December 31,
	2001	Percent Change	2002	Percent Change	2003
	(in thousands, except percentages)
Net cash provided by operating activities	$4,847	727.6%	$40,114	123.8%	$89,792
Net cash used in investing activities	(12,670)	431.2%	(67,301)	(3.9)%	(64,677)
Net cash provided by financing activities	9,059	682.3%	70,870	(93.0)%	4,965

Operating Activities

The increase in net cash provided by operating activities from 2002 to 2003 was primarily attributable to net income generated in 2003 as compared to a net loss incurred in 2002, adjusted for an increase in the amortization of our DVD library as a result of increased purchases of titles during 2003, an increase in accounts payable as a result of our growing operations, an increase in deferred revenue due to a larger subscriber base and an increase in stock-based compensation expenses. The increase in net cash provided by operating activities from 2002 to 2003 was partially offset by the decrease in non-cash interest expense in 2003. Non-cash interest expense included a one-time charge of $10.7 million related to an early debt repayment in 2002.

The increase in net cash provided by operating activities from 2001 to 2002 was primarily attributable to a smaller net loss incurred in 2002 as compared to 2001, adjusted for an increase in deferred revenue due to a larger subscriber base, an increase in interest expense due to a one-time charge of $10.7 million related to an early debt repayment, and an increase in accrued expenses and stock-based compensation expenses. The increase in net cash provided by operating activities from 2001 to 2002 was partially offset by the gain on disposal of DVDs and a lower amortization of DVD library incurred in 2002.

Investing Activities

The decrease in net cash used in investing activities from 2002 to 2003 was primarily attributable to substantially smaller purchases of short-term investments in 2003. Purchases of short-term investments were significantly higher in 2002 as a result of the proceeds from our initial public offering in May 2002. The decrease in net cash used in investing activities from 2002 to 2003 was partially offset by an increase in both the purchases of property and equipment to support our growing business, and the acquisitions of DVD titles for our library to support our larger subscriber base in 2003.

The increase in net cash used in investing activities from 2001 to 2002 was primarily attributable to the purchases of short-term investments in 2002 using the proceeds from our initial public offering, coupled with an increase in the acquisitions of DVD titles for our library to support our growing subscriber base. The increase in net cash used in investing activities from 2001 to 2002 was partially offset by proceeds generated from sales of DVDs in 2002.

Financing Activities

The decrease in net cash provided by financing activities from 2002 to 2003 was primarily attributable to substantially smaller proceeds from the issuance of common stock in 2003. Proceeds from the issuance of common stock were significantly higher in 2002 as a result of our initial public offering. The decrease in net cash provided by financing activities from 2002 to 2003 was partially offset by a decrease in the repayment of debt and other obligations in 2003.

The increase in net cash provided by financing activities from 2001 to 2002 was primarily attributable to the proceeds from the issuance of common stock in our initial public offering in May 2002, partially offset by an increase in the repayment of debt and other obligations in 2002.

Contractual Obligations

We had no material commitments for capital expenditures as of December 31, 2003. We have obligations under non-cancelable operating leases and capital leases with various expiration dates through 2006. Future minimum lease payments under these leases are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
	(in thousands)
2004	$462	$3,592
2005	55	2,076
2006	—	175

Total	$517	$5,843

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnifications of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, so the overall maximum amount of the obligations cannot be reasonably estimated. To date, we have not incurred material costs as a result of such obligations and have not accrued any liabilities related to such indemnification obligations in our financial statements.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which provides guidance for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our operating results or financial condition.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. In December 2003, the FASB issued a revised Interpretation No. 46 (“FIN 46R”), which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Public companies must apply FIN 46R to entities considered to be special purpose entities no later than the end of the first reporting period that ended after December 15, 2003, and no later than the first reporting period that ends after March 15, 2004 for all other entities. The application of FIN 46R is not expected to have a material effect on our financial statements.

Factors That May Affect Future Results of Operations

If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

If our efforts to attract subscribers are not successful, our revenues will be affected adversely.

We must continue to attract and retain subscribers. To succeed, we must continue to attract a large number of subscribers who have traditionally used video retailers, video rental outlets, cable channels, such as HBO and Showtime, pay-per-view and VOD for in-home filmed entertainment. Our ability to attract and retain subscribers will depend in part on our ability to consistently provide our subscribers a high quality experience for selecting, viewing, receiving and returning titles, including providing accurate recommendations through our recommendation service. If consumers do not perceive our service offering to be of high quality, or if we introduce new services that are not favorably received by them, we may not be able to attract or retain subscribers. In addition, many of our new subscribers originate from word-of-mouth advertising and referrals from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract new subscribers, and as a result, our revenues will be affected adversely.

If we experience excessive rates of subscriber churn, our revenues and business will be harmed.

We must minimize the rate of loss of existing subscribers while adding new subscribers. Subscribers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, delivery takes too long, the service is a poor value and customer service issues are not satisfactorily resolved. We must continually add new subscribers both to replace subscribers who cancel and to grow our business beyond our current subscriber base. If too many of our subscribers cancel our service, or if we are unable to attract new subscribers in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers.

If we are unable to offset increased demand for titles with increased subscriber retention or operating margins, our operating results may be affected adversely.

Subscribers to our service can view as many titles as they want every month and, depending on the service plan, may have out between two and eight titles at a time. With our use of multiple shipping centers and the associated software and procedural upgrades, we have reduced the transit time of DVDs. As a result, our subscribers have been able to exchange more titles each month, which has increased our operating costs. As we establish additional shipping centers or further refine our distribution process, we may see a continued increase in usage by our subscribers. If our subscriber retention does not increase or our operating margins do not improve to an extent necessary to offset the effect of increased operating costs, our operating results will be adversely affected.

In addition, subscriber demand for titles may increase for a variety of other reasons beyond our control, including promotion by studios and seasonal variations in movie watching. Our subscriber growth and retention may be affected adversely if we attempt to increase our monthly subscription fees to offset any increased costs of acquiring or delivering titles.

If our subscribers select titles that are more expensive for us to acquire and deliver more frequently, our expenses will increase.

Certain titles cost us more to acquire or result in greater revenue sharing expenses, depending on the source from whom they are acquired and the terms on which they are acquired. If subscribers select these titles more often on a proportional basis compared to all titles selected, our revenue sharing and other DVD acquisition expenses could increase, and our gross margins could be adversely affected.

If our efforts to build strong brand identity and improve subscriber satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our operating results will be affected adversely.

The Netflix brand is young, and we must continue to build strong brand identity. To succeed, we must continue to attract and retain a large number of owners of DVD players who have traditionally relied on store-based rental outlets and persuade them to subscribe to our service through our Web site. We may be required to incur significantly higher advertising and promotional expenditures than we currently anticipate to attract large numbers of new subscribers. We believe that the importance of brand loyalty will increase with a proliferation of DVD subscription services and other means of distributing titles, such as VOD. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers will be affected adversely.

If we are unable to manage the mix of subscriber acquisition sources, our subscriber levels may be affected adversely and our marketing expenses may increase.

We utilize a mix of incentive-based and fixed-cost marketing programs to promote our service to potential new subscribers. We obtain a large portion of our new subscribers through our online marketing efforts, including third party banner ads, pop-under placements, direct links and permission-based e-mails as well as our active affiliate program. In addition, we have engaged in various offline marketing programs, including DVD player box insertions as well as point-of-sale programs with retailers. While we opportunistically adjust our mix of incentive-based and fixed-cost marketing programs, we attempt to manage the marketing expenses to come within a prescribed range of acquisition cost per subscriber. To date, we have been able to manage our acquisition cost per subscriber; however, if we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscriber levels may be affected adversely and our cost of marketing may increase.

If we are unable to continue using our current marketing channels, our ability to attract new subscribers may be affected adversely.

We may not be able to continue to support the marketing of our service by current means if such activities are no longer available to us or are adverse to our business. Laws and regulations have recently been enacted which impose restrictions on the use of commercial e-mail. We may discontinue use or support of e-mail and other online activities if we become concerned that subscribers or potential subscribers deem such activities intrusive, which could affect our goodwill or brand. In addition, we may be foreclosed from certain channels due to competitive reasons. If companies that currently promote our service decide to enter our business or a similar business, we may no longer be given access to such channels. If the available marketing channels are curtailed, our ability to attract new subscribers may be affected adversely.

If we are unable to compete effectively, our business will be affected adversely.

The market for in-home filmed entertainment is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple in-home filmed entertainment providers and can easily shift spending from one provider to another. For example, consumers may subscribe to HBO, rent a DVD from Blockbuster, buy a DVD from Wal-Mart and subscribe to Netflix, or some combination thereof, all in the same month. Competitors may be able to launch new businesses at relatively low cost. DVDs represent only one of many existing and potential new technologies for viewing filmed entertainment. In addition, the growth in adoption of DVD technology is not mutually exclusive from the growth of other technologies. If we are unable to successfully compete with current and new competitors and technologies, we may not be able to achieve adequate market share, increase our revenues or maintain profitability. Our principal competitors include, or could include:

•	video rental outlets, such as Blockbuster and Hollywood Entertainment;

•	movie retail stores, such as Best Buy, Wal-Mart and Amazon.com;

•	subscription entertainment services, such as HBO and Showtime;

•	pay-per-view and VOD services;

•	online DVD sites, such as FilmCaddy.com and Walmart.com;

•	Internet movie providers, such as Movielink, CinemaNow.com and MovieFlix;

•	cable providers, such as AOL Time Warner and Comcast; and

•	direct broadcast satellite providers, such as DIRECTV and Echostar.

Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing and Web site and systems development than we do. The rapid growth of our online entertainment subscription business since our inception may attract direct competition from larger companies with significantly greater financial resources and national brand recognition. In 2003, Wal-Mart’s online affiliate Walmart.com launched an online DVD subscription service, Wal-Mart DVD Rentals. Likewise, Blockbuster acquired an online DVD subscription service, FilmCaddy.com. In addition, Blockbuster has announced plans to roll out an online subscription service in late 2004 and then integrate the online and store-based subscription programs sometime in 2005. Increased competition may result in reduced operating margins, loss of market share and reduced revenues. In addition, our competitors may form or extend strategic alliances with studios and distributors that could adversely affect our ability to obtain titles on favorable terms.

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

With our additional shipping centers, we have seen a decrease in the delivery and return time for DVDs to our subscribers. In addition, we have experienced an increase in the exchange of titles by subscribers. The more frequent exchange of titles has increased our shipping and delivery costs and revenue sharing expenses while at the same time, along with other enhancements to our service, resulted in improved subscriber retention. If the retention rate is not maintained or improved as necessary to offset the costs resulting from any increased usage, or if other mitigating factors do not offset such costs, our operating results will be adversely affected.

We have a limited operating history and may not maintain our level of profitability.

Although we have achieved profitability in 2003, we are still an early stage company and experienced significant net losses prior to 2003. Further, given the significant operating and capital expenditures associated with our business plan, we may experience net losses in the future. In view of the rapidly evolving nature of our business and our limited operating history, we cannot be certain that we will be able to sustain or increase profitability.

Our operating results are difficult to predict due to a number of factors that also will affect our long-term performance.

We expect our operating results to fluctuate in the future based on a variety of factors, many of which are outside our control and difficult to predict. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period to period and may affect our long-term performance:

•	changes by our competitors to their product and service offerings;

•	our ability to improve or maintain gross margins in our business;

•	our ability to effectively manage the development of new business segments and markets;

•	our ability to maintain and develop new and existing marketing relationships;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	our ability to manage our fulfillment processes to handle significant increases in the number of subscribers and subscriber selections;

•	price competition;

•	our ability to maintain an adequate breadth and depth of titles;

•	our ability to manage our inventory levels;

•	changes in promotional support offered by studios;

•	our ability to maintain, upgrade and develop our Web site, our internal computer systems and our fulfillment processes and efficiently utilize our shipping centers;

•	fluctuations in consumer spending on DVD players, DVDs and related products;

•	fluctuations in the use of the Internet for the purchase of consumer goods and services such as those offered by us;

•	technical difficulties, system downtime or Internet disruptions;

•	our ability to attract new and qualified personnel in a timely and effective manner and retain existing personnel;

•	our ability to successfully manage the integration of operations and technology resulting from acquisitions;

•	governmental regulation and taxation policies; and

•	general economic conditions and economic conditions specific to the Internet, online commerce and the movie industry.

In addition to these factors, our operating results may fluctuate based upon seasonal fluctuations in DVD player sales and in the use of the Internet. During our limited operating history, we have experienced greater additions of new subscribers during late fall and the winter months, and these seasonal fluctuations may continue in future periods.

We face many risks associated with our plans to expand into international markets and may not succeed in our efforts.

In 2004, we anticipate expanding our subscription service outside of the United States and we have no experience in doing business internationally. It is costly to establish international facilities and operations, promote our brand internationally and develop localized Web sites. We may not succeed in such efforts and achieve our subscriber acquisition or operating goals. Our revenues from foreign markets may not exceed the costs of establishing and maintaining such operations and therefore, these operations may not be profitable on a sustained basis. We are subject to risks of doing business internationally, including the following:

•	foreign exchange rate fluctuations;

•	local economic and political conditions;

•	strong local competitors;

•	changes in governmental regulations;

•	more stringent consumer and data protection laws;

•	different intellectual property laws; and

•	difficulties in developing, staffing and managing the operations as a result of distance, language and cultural differences.

One or more of these factors could harm our business, operating results and financial condition. In addition, we will need to devote substantial resources to managing our operations in a foreign environment. As a result, our managerial, operational, administrative and financial resources may be strained.

We rely heavily on our proprietary technology to process deliveries and returns of our DVDs and to manage other aspects of our operations, and the failure of this technology to operate effectively could adversely affect our business.

We use complex proprietary software to process deliveries and returns of our DVDs and to manage other aspects of our operations. Our proprietary technology is intended to allow our nationwide network of shipping centers to be operated on an integrated basis. We continually enhance or modify the software used for our distribution operations. For example, in early 2003, we introduced new software algorithms and procedures designed to enhance local delivery of available DVDs to our subscribers and to provide operational efficiencies at our shipping centers. We cannot be sure that the enhancements or other modifications we make to our distribution operations will achieve the intended results or otherwise be of value to our subscribers. If we are unable to maintain and enhance our technology to manage the processing of DVDs among our shipping centers in a timely and efficient manner, our ability to retain existing subscribers and to add new subscribers may be impaired.

If we experience delivery problems or if our subscribers or potential subscribers lose confidence in the U.S. mail system, we could lose subscribers, which could adversely affect our operating results.

We rely exclusively on the U.S. Postal Service to deliver DVDs from our shipping centers and to return DVDs to us from our subscribers. We are subject to risks associated with using the public mail system to meet our shipping needs, including delays caused by bioterrorism, potential labor activism and inclement weather. For example, in the fall of 2001 terrorists used the U.S. Postal Service to deliver envelopes containing Anthrax, following which mail deliveries around the United States experienced significant delays. Our DVDs are also subject to risks of breakage during delivery and handling by the U.S. Postal Service. The risk of breakage is also impacted by the materials and methods used to replicate our DVDs. If the entities replicating our DVDs use materials and methods more likely to break during delivery and handling or we fail to timely deliver DVDs to our subscribers, our subscribers could become dissatisfied and cancel our service, which could adversely affect our operating results. In addition, increased breakage rates for our DVDs will increase our cost of acquiring titles.

Increases in the cost of delivering DVDs could adversely affect our gross profit and marketing expenses.

Increases in postage delivery rates will adversely affect our gross profit if we elect not to raise our subscription fees to offset the increase. For example, in June 2002, the rate for first-class postage increased from $0.34 to $0.37, which has directly impacted our cost of shipping DVDs. In addition, the U.S. Postal Service has announced long-term plans to reduce its costs and make its service more efficient. If the U.S. Postal Service were to change any policies relative to the requirements of first-class mail, including changes in size, weight or machinability qualifications of our DVD envelopes, such changes could result in increased shipping costs for our DVDs and our gross margin could be affected adversely. Also, if the U.S. Postal Service curtails its services, such as discontinuing or reducing Saturday delivery service, our ability to timely deliver DVDs could diminish, and our subscriber satisfaction could be affected adversely.

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

Based on proprietary algorithms, our recommendation service enables us to predict and recommend titles and effectively merchandize our library to our subscribers. We believe that in order for our recommendation service to function most effectively, it must access a large database of user ratings. We cannot assure you that the proprietary algorithms in our recommendation service will continue to function effectively to predict and recommend titles that our subscribers will enjoy, or that we will continue to be successful in enticing subscribers to rate enough titles for our database to effectively predict and recommend new or existing titles.

We are continually refining our recommendation service in an effort to improve its predictive accuracy and usefulness to our subscribers. We may experience difficulties in implementing such refinements. In addition, we cannot assure you that we will be able to continue to make and implement meaningful refinements to our recommendation service.

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

Under our revenue sharing agreements, we generally pre-order titles prior to their release on DVD based on our anticipated needs. It is generally impracticable for us to acquire additional copy depth for titles while such titles are subject to revenue sharing. If we do not acquire sufficient copies of titles, we may not satisfy subscriber demand, and our subscriber satisfaction and results of operations could be affected adversely. Conversely, if we attempt to mitigate this risk and acquire more copies than needed to satisfy our subscriber demand, our inventory utilization would become less effective and our gross margins would be affected adversely.

If consumer adoption of DVD players slows, our business could be adversely affected.

The rapid adoption of DVD players has been fueled by strong retail and studio support and falling DVD player prices. If retailers or studios reduce their support of the DVD format, or if manufacturers raise prices, continued DVD adoption by consumers could slow. If new or existing technologies were to become more popular at the expense of the adoption or use of DVD technology, consumers may delay or avoid purchasing DVD players. Our subscriber growth will be substantially influenced by future consumer adoption of DVD players, and if such adoption slows, our subscriber growth may also slow.

We depend on studios to release titles on DVD for an exclusive time period following theatrical release.

Our ability to attract and retain subscribers is related to our ability to offer new releases of filmed entertainment on DVDs prior to their release to other distribution channels. Except for theatrical release, DVDs currently enjoy a significant competitive advantage over other distribution channels, such as pay-per-view and VOD, because of the early distribution window for DVDs. The window for DVD rental and retail sales is generally exclusive against other forms of non-theatrical movie distribution, such as pay-per-view, premium television, basic cable and network and syndicated television. The length of the exclusive window for movie rental and retail sales varies. Our business could suffer increased competition if:

•	the window for rental were no longer the first following the theatrical release; or

•	the length of this window was shortened.

The order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the title, and we cannot assure you that the studios will not change their policies in the future in a manner that would be adverse to our business and results of operations.

In addition, any conditions that adversely affect the movie industry, including constraints on capital, financial difficulties, regulatory requirements and strikes, work stoppages or other disruptions involving writers, actors or other essential personnel, could adversely affect the availability of new titles, consumer demand for filmed entertainment and our business.

If we are unable to renegotiate our revenue sharing agreements when they expire on terms favorable to us, or if the cost of purchasing titles on a wholesale basis increases, our gross margins may be affected adversely.

Since 2000, we have entered into numerous revenue sharing arrangements with studios and distributors. These revenue sharing agreements generally have terms of up to five years. The length of time we share revenue on each title is a fixed period. As our revenue sharing agreements expire, we may be required to negotiate new terms that could be disadvantageous to us.

During the course of our revenue sharing relationship with studios and distributors, various contract administration issues arise. To the extent that we are unable to resolve any of these issues in an amicable manner, our relationship with the studios and distributors may be adversely impacted.

Titles that we do not acquire under a revenue sharing agreement are purchased on a wholesale basis from studios or other distributors. If the price of purchased titles increases, our gross margin will be affected adversely.

If the sales price of DVDs to retail consumers decreases, our ability to attract new subscribers may be affected adversely.

The cost of manufacturing DVDs is substantially less than the price for which new DVDs are generally sold in the retail market. Thus, we believe that studios and other resellers of DVDs have significant flexibility in pricing DVDs for retail sale. If the retail price of DVDs decreases significantly, consumers may choose to purchase DVDs instead of subscribing to our service.

If VOD or disposable DVDs are widely adopted and supported as a method of content delivery by the studios, our business could be adversely affected.

Some digital cable providers and a limited number of Internet content providers have implemented technology referred to as VOD. This technology transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. In addition to being available from a small number of cable providers, VOD has been introduced over the Internet, as high-speed Internet access has greatly increased the speed and quality of viewing content, including feature-length movies, on personal computers. In addition, certain companies have developed disposable DVDs. As currently designed, disposable DVDs allow a consumer to view a DVD for an unlimited number of times during a given time period, following which the DVD becomes unplayable by a chemical reaction, and is then disposable. If VOD or disposable DVDs become affordable and viable alternative methods of content delivery widely supported by studios and adopted by consumers, our business could be adversely affected.

We may need additional capital, and we cannot be sure that additional financing will be available.

Historically, we have funded our operations and capital expenditures through proceeds from private equity and debt financings, equipment leases and cash flow from operations. Although we currently anticipate that the proceeds from our May 2002 initial public offering, together with our available funds and cash flow from operations, will be sufficient to meet our cash needs for the foreseeable future, we may require additional financing. Our ability to obtain financing will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Any significant disruption in service on our Web site or in our computer systems could result in a loss of subscribers.

Subscribers and potential subscribers access our service through our Web site, where the title selection process is integrated with our delivery processing systems and software. Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance of our Web site, network infrastructure and fulfillment processes. Interruptions in these systems could make our Web site unavailable and hinder our ability to fulfill selections. Much of our software is proprietary, and we rely on the expertise of our engineering and software development teams for the continued performance of our software and computer systems. Service interruptions or the unavailability of our Web site could diminish the overall attractiveness of our subscription service to existing and potential subscribers.

Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Our Web site periodically experiences directed attacks intended to cause a disruption in service. Any attempts by hackers to disrupt our Web site service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. Our general business disruption insurance does not cover expenses related to direct attacks on our Web site or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our Web site or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

Our communications hardware and the computer hardware used to operate our Web site are hosted at the facilities of a third party provider, Cable and Wireless. Hardware for our delivery systems is maintained in our shipping centers. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and hardware or cause them to fail completely. Problems faced by our third party Web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including us, could impact adversely the experience of our subscribers. In addition, any financial difficulties faced by Cable and Wireless, such as its bankruptcy reorganization, may have negative effects on our business, the nature and extent of which are difficult to predict.

Our executive offices and our San Jose-based shipping center are located in the San Francisco Bay Area. In the event of an earthquake or other natural or man-made disaster, our operations would be affected adversely.

Our executive offices and our San Jose-based shipping center, which also houses our customer service operations and our excess DVD inventory, are located in the San Francisco Bay Area. Our business and operations could be adversely affected in the event of electrical blackouts, fires, floods, earthquakes, power losses, telecommunications failures, break-ins or similar events. We may not be able to effectively shift our fulfillment and delivery operations due to disruptions in service in the San Francisco Bay Area or any other facility. Because the San Francisco Bay Area is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our San Jose-based operations center and the surrounding transportation infrastructure. We are not insured against any losses or expenses that arise from a disruption to our business due to earthquakes.

The loss of one or more of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could harm our business and new service developments.

We depend on the continued services and performance of our key personnel, including Reed Hastings, our Chief Executive Officer, President and Chairman of the Board, Barry McCarthy, our Chief Financial Officer, Thomas R. Dillon, our Chief Operations Officer, Leslie J. Kilgore, our Chief Marketing Officer, and Neil Hunt, our Chief Product Officer. In addition, much of our key technology and systems are custom-made for our business by our personnel. During the first quarter of 2004, Mr. McCarthy announced his plans to leave Netflix at the end of 2004. The loss of Mr. McCarthy, or other key personnel, could disrupt our operations and have an adverse effect on our ability to grow our business.

Privacy concerns could limit our ability to leverage our subscriber data.

In the ordinary course of business, and in particular, in connection with providing our personal movie recommendation service, we collect and utilize data supplied by our subscribers. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation, as well as increased enforcement of existing laws, could have an adverse effect on our business.

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

In addition, because we obtain subscribers’ billing information on our Web site, we do not obtain signatures from subscribers in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent credit cards are used on our Web site to obtain service and access our DVD inventory. Typically, these credit cards have not been registered as stolen and are therefore not rejected by our automatic authorization safeguards. While we do have a number of other safeguards in place, we do nonetheless experience some loss from these fraudulent transactions. We do not currently carry insurance against the risk of fraudulent credit card transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.

Our relationship with subscribers and credit card companies could be harmed if our billing software fails.

In the past, we have experienced problems with our subscriber billing software, causing us to overbill subscribers. Although we have and will continue to credit the accounts of the subscribers we overbill, problems with our billing software may have an adverse effect on our subscriber satisfaction and may cause one or more of the major credit companies to disallow our continued use of their payment products. In addition, if our billing software fails and we fail to bill subscribers, our cash flow and results of operations will be affected adversely.

Increases in credit card processing fees would increase our operating expenses and adversely affect our results of operations.

Our subscribers pay for our subscription services predominately using credit cards. From time to time, Visa, MasterCard, American Express and Discover may increase the fees that they charge for each transaction using their cards. During 2003, our credit card fees totaled $7.8 million, an increase of 60 percent from 2002. The increase was due to an increase in subscription revenues, coupled with an increase in the rates charged by the credit card companies. We expect some, if not all, of the credit card companies will further increase their transaction fees in 2004. Such increase will adversely affect our results of operations if we elect not to raise our subscription rates to offset the increase.

If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. Netflix is a registered trademark of Netflix, Inc. We have also filed trademark applications in the United States for the Netflix.com and CineMatch names and for the Netflix design logo, and have filed U.S. patent applications for certain aspects of our technology. We have also filed trademark applications in certain foreign countries for the Netflix name. From time to time we expect to file additional trademark and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any patents issued to or held by us, third parties may knowingly or unknowingly infringe our patents, trademarks and other proprietary rights, and we may not be able to prevent infringement without substantial expense to us. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace and our ability to attract subscribers may be adversely affected.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our Web site, our recommendation service, title selection processes and marketing activities.

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content on our Web site. We use the intellectual property of third parties in merchandising our products and marketing our service through contractual and other rights. From time to time, third parties allege that we have violated their intellectual property rights. If there is any claim against us for infringement, misappropriation, misuse or other violation of third party intellectual property rights, and we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely basis, our business and competitive position may be affected adversely. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents relative to our technology. If we are forced to defend ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, we may face costly litigation, diversion of technical and management personnel, inability to use our current Web site or our recommendation service or inability to market our service or merchandise our products. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandizing or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

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

The Internet has experienced a variety of outages and delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could frustrate public use of the Internet, including use of our Web site. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of activity or due to governmental regulation.

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

If government regulation of the Internet or other areas of our business changes or if consumer attitudes toward use of the Internet change, we may need to change the manner in which we conduct our business, or incur greater operating expenses.

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

In addition, if consumer attitudes toward use of the Internet change, consumers may become unwilling to select their entertainment online or otherwise provide us with information necessary for them to become subscribers. Further, we may not be able to effectively market our services online to users of the Internet. If we are unable to interact with consumers because of changes in their attitude toward use of the Internet, our subscriber acquisition and retention may be affected adversely.

Risks Related to Our Stock Ownership

Our officers and directors and their affiliates will exercise significant control over Netflix.

As of December 31, 2003, our executive officers and directors, their immediate family members and affiliated venture capital funds beneficially owned, in the aggregate, approximately 38 percent of our outstanding common stock, warrants and stock options that are exercisable within 60 days. In particular, Jay Hoag, one of our directors, beneficially owned approximately 27 percent, and Reed Hastings, our Chief Executive Officer, President and Chairman of the Board, beneficially owned approximately 11 percent. These stockholders may have individual interests that are different from yours and will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Our charter documents may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they:

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

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15 percent or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

Our stock price is volatile.

The price at which our common stock has traded since our May 2002 initial public offering has fluctuated significantly. The price may continue to be volatile due to a number of factors including the following, some of which are beyond our control:

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

We record substantial expenses related to our issuance of stock options that may have a material negative impact on our operating results for the foreseeable future.

During the second quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. In addition, during the third quarter of 2003, we began granting stock options to our employees on a monthly basis. The vesting periods provide for options to vest immediately, in comparison with the three to four-year vesting periods for stock options granted prior to the third quarter of 2003. As a result of immediate vesting, stock-based compensation expenses determined under SFAS No. 123 is fully recognized in the same periods as the monthly stock option grants. In addition, we continue to amortize the deferred compensation of stock options with three to four-year vesting periods granted prior to the third quarter of 2003 over the remaining vesting periods. Our stock-based compensation expenses totaled $6.3 million, $8.8 million and $10.7 million during 2001, 2002 and 2003, respectively. We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. In addition, the calculation of our stock-based compensation expenses related to our stock option grants is highly sensitive to the market price of our common stock on the date of grant. Since our stock price has fluctuated significantly, it is difficult to predict our stock-based compensation expenses in future periods.

Financial forecasting by us and financial analysts who may publish estimates of our financial results will be difficult because of our limited operating history, and our actual results may differ from forecasts.

As a result of our growth and our limited operating history, it is difficult to accurately forecast our revenues, gross margin, operating expenses, number of paying subscribers, number of DVDs shipped per day and other financial and operating data. Our inability or the inability of the financial community to accurately forecast our operating results could cause our net income (losses) in a given quarter to be less (greater) than expected, which could cause a decline in the trading price of our common stock. We have a limited amount of meaningful historical financial data upon which to base planned operating expenses. We base our current and forecasted expense levels and DVD acquisitions on our operating plans and estimates of future revenues, which are dependent on the growth of our subscriber base and the demand for titles by our subscribers. As a result, we may be unable to make accurate financial forecasts or to adjust our spending in a timely manner to compensate for any unexpected shortfalls in revenues. We believe that these difficulties in forecasting are even greater for financial analysts who may publish their own estimates of our financial results.

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. Some of the securities we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. Our cash equivalents are generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. We intend to limit the percentage invested in short-term investments to no more than 50 percent of the combined fair value of cash equivalents and short-term investments. In addition, we intend to limit the average duration on our short-term investments to three years or less and maintain an average portfolio credit quality of A or better.

As of December 31, 2003, our short-term investments were invested in the Vanguard Short-Term Bond Index Fun—Admiral Shares (the “Fund”). The target index for the Fund, the Lehman Brothers 1-5 Year Government/Credit Index, is comprised of U.S Treasury and agency securities and investment-grade corporate bonds with maturities of one to five years. As of December 31, 2003, the Fund had investments in 517 issues with an average quality of AAA/AA1, an average duration of 2.5 years and an average maturity of 2.7 years. As of December 31, 2003, the cost, unrealized gain and market value of our short-term investments were $44,701,000, $596,000 and $45,297,000, respectively.

The following table presents the hypothetical changes in the fair value of our short-term investments as a result of changes in interest rates:

	Fair Value Given an Interest Rate Decrease of “X” Basis Points (“BPS”)			Fair Value as of December 31, 2003	Fair Value Given an Interest Rate Increase of “X” BPS
	(150) BPS	(100) BPS	(50) BPS		50 BPS	100 BPS	150 BPS
	(in thousands)
Short-term investments	$46,996	$46,429	$45,863	$45,297	$44,731	$44,165	$43,598

Item 8.     Financial Statements and Supplementary Data

See “Financial Statements” beginning on page F-1 and incorporated herein by reference.

Item 9.     Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.     Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, can be detected within a company.

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information regarding our directors and executive officers is incorporated by reference from the information contained under the sections “Proposal One: Election of Directors,” “Section 16(a) Beneficial Ownership Compliance” and “Code of Ethics” in our Proxy Statement for the Annual Meeting of Stockholders.

Item 11.	Executive Compensation

Information required by this item is incorporated by reference from information contained under the section “Compensation of Executive Officers and Other Matters” in our Proxy Statement for the Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this item is incorporated by reference from information contained under the sections “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions

Information required by this item is incorporated by reference from information contained under the section “Certain Transactions” in our Proxy Statement for the Annual Meeting of Stockholders.

Item 14.	Principal Accountant Fees and Services

Information required by this item is incorporated by reference from information contained under the section “Principal Accountant Fees and Services” in our Proxy Statement for the Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this annual report on Form 10-K:

(1)	Financial Statements:

The financial statements are filed as part of this annual report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 14, 2002

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	July 31, 2003

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7	Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8	Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002

10.9	Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10	Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.12**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13	Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002

10.14**	Strategic Marketing Agreement between the registrant and Best Buy Co., as amended	10-Q	000-49802	10.14 & 10.15	November 14, 2002

23.1	Consent of Independent Auditors, KPMG LLP					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Confidential treatment granted on portions of these exhibits.

(b)	Reports on Form 8-K:

On October 15, 2003, we furnished a current report on Form 8-K under Item 12 regarding the announcement of our financial results for the quarter ended September 30, 2003 and included a copy of the press release under Item 7.

NETFLIX, INC.

INDEPENDENT AUDITORS’ REPORT

The Stockholders and Board of Directors

Netflix, Inc.:

We have audited the accompanying balance sheets of Netflix, Inc. (formerly known as NetFlix.com, Inc.) as of December 31, 2002 and 2003, and the related statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netflix, Inc. as of December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 8, the Company changed its method of accounting for stock based compensation by adopting the fair value method with retroactive restatement of all prior periods.

/s/    KPMG LLP

Mountain View, California

January 19, 2004

NETFLIX, INC.

BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$59,814	$89,894
Short-term investments	43,796	45,297
Prepaid expenses	2,753	2,605
Prepaid revenue sharing expenses	303	905
Other current assets	409	245

Total current assets	107,075	138,946
DVD library, net	9,972	22,238
Intangible assets, net	6,094	2,948
Property and equipment, net	5,620	9,772
Deposits	1,690	1,272
Other assets	79	836

Total assets	$130,530	$176,012

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,350	$32,654
Accrued expenses	9,102	11,625
Deferred revenue	9,743	18,324
Current portion of capital lease obligations	1,231	416

Total current liabilities	40,426	63,019
Deferred rent	288	241
Capital lease obligations, less current portion	460	44

Total liabilities	41,174	63,304
Stockholders’ equity:
Common stock, $0.001 par value; 150,000,000 and 80,000,000 shares authorized at December 31, 2002 and 2003, respectively; 44,891,590 and 50,849,370 issued and outstanding at December 31, 2002 and 2003, respectively	45	51
Additional paid-in capital	260,044	270,836
Deferred stock-based compensation	(11,702)	(5,482)
Accumulated other comprehensive income	774	596
Accumulated deficit	(159,805)	(153,293)

Total stockholders’ equity	89,356	112,708

Total liabilities and stockholders’ equity	$130,530	$176,012

See accompanying notes to financial statements.

NETFLIX, INC.

STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003
Revenues:
Subscription	$74,255	$150,818	$270,410
Sales	1,657	1,988	1,833

Total revenues	75,912	152,806	272,243
Cost of revenues:
Subscription	49,088	77,044	147,736
Sales	819	1,092	624

Total cost of revenues	49,907	78,136	148,360

Gross profit	26,005	74,670	123,883
Operating expenses:
Fulfillment*	13,452	19,366	31,274
Technology and development*	17,734	14,625	17,884
Marketing*	21,031	35,783	49,949
General and administrative*	4,658	6,737	9,585
Restructuring charges	671	—	—
Stock-based compensation	6,250	8,832	10,719

Total operating expenses	63,796	85,343	119,411

Operating income (loss)	(37,791)	(10,673)	4,472
Other income (expense):
Interest and other income	461	1,697	2,457
Interest and other expense	(1,852)	(11,972)	(417)

Net income (loss)	$(39,182)	$(20,948)	$6,512

Net income (loss) per share:
Basic	$(10.73)	$(0.74)	$0.14

Diluted	$(10.73)	$(0.74)	$0.10

Weighted-average common shares outstanding:
Basic	3,652	28,204	47,786

Diluted	3,652	28,204	62,884

* Amortization of stock-based compensation not included in expense line items:
Fulfillment	$542	$1,055	$1,349
Technology and development	1,865	3,007	3,979
Marketing	2,506	1,640	1,586
General and administrative	1,337	3,130	3,805

Total stock-based compensation	$6,250	$8,832	$10,719

See accompanying notes to financial statements.

NETFLIX, INC.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock- holders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2000	4,444,545	$4	4,271,536	$4	$38,711	$(12,311)	$—	$(99,675)	$(73,267)
Net loss	—	—	—	—	—	—	—	(39,182)	(39,182)
Exercise of options	—	—	60,092	—	125	—	—	—	125
Repurchase of restricted stock	—	—	(11,250)	—	(12)	—	—	—	(12)
Issuance of common stock in exchange for services rendered	—	—	3,332	—	10	—	—	—	10
Warrants issued in connection with subordinated notes payable	—	—	—	—	10,884	—	—	—	10,884
Warrants issued in connection with capital lease obligation	—	—	—	—	172	—	—	—	172
Warrants issued in exchange for services rendered	—	—	—	—	18	—	—	—	18
Issuance of Series F non-voting preferred stock	1,712,954	2	—	—	4,279	—	—	—	4,281
Subscribed Series F non-voting preferred stock	—	—	—	—	217	—	—	—	217
Deferred stock-based compensation, net	—	—	—	—	(1,990)	1,990	—	—	—
Stock-based compensation expense	—	—	—	—	—	6,250	—	—	6,250

Balances as of December 31, 2001	6,157,499	6	4,323,710	4	52,414	(4,071)	—	(138,857)	(90,504)
Net loss	—	—	—	—	—	—	—	(20,948)	(20,948)
Net unrealized gains on available-for-sale securities	—	—	—	—	—	—	774	—	774

Comprehensive loss									(20,174)

Exercise of options	—	—	877,676	1	1,286	—	—	—	1,287
Issuance of common stock under employee stock purchase plan	—	—	95,492	—	363	—	—	—	363
Repurchase of restricted stock	—	—	(3,458)	—	(6)	—	—	—	(6)
Issuance of Series F non-voting preferred stock	3,492,737	4	—	—	1,314	—	—	—	1,318
Issuance of common stock, net of costs	—	—	12,656,168	13	86,201	—	—	—	86,214
Conversion of preferred stock into common stock	(9,650,236)	(10)	6,433,480	7	3	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	—	—	19,319,400	19	101,811	—	—	—	101,830
Issuance of common stock upon exercise of warrants	—	—	1,189,122	1	195	—	—	—	196
Deferred stock-based compensation, net	—	—	—	—	16,463	(16,463)	—	—	—
Stock-based compensation expense	—	—	—	—	—	8,832	—	—	8,832

Balances as of December 31, 2002	—	—	44,891,590	45	260,044	(11,702)	774	(159,805)	89,356
Net income	—	—	—	—	—	—	—	6,512	6,512
Net unrealized losses on available-for-sale securities	—	—	—	—	—	—	(178)	—	(178)

Comprehensive income									6,334

Exercise of options	—	—	2,657,934	3	4,938	—	—	—	4,941
Issuance of common stock under employee stock purchase plan	—	—	345,112	—	1,358	—	—	—	1,358
Issuance of common stock upon exercise of warrants	—	—	2,954,734	3	(3)	—	—	—	—
Deferred stock-based compensation, net	—	—	—	—	1,067	(1,067)	—	—	—
Stock-based compensation expense	—	—	—	—	3,432	7,287	—	—	10,719

Balances as of December 31, 2003	—	$—	50,849,370	$51	$270,836	$(5,482)	$596	$(153,293)	$112,708

See accompanying notes to financial statements.

NETFLIX, INC.

STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2001	2002	2003
Cash flows from operating activities:
Net income (loss)	$(39,182)	$(20,948)	$6,512
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	5,507	5,919	4,720
Amortization of DVD library	22,127	17,417	43,125
Amortization of intangible assets	2,163	3,141	3,146
Non-cash charges for equity instruments granted to non-employees	28	40	—
Stock-based compensation expense	6,250	8,832	10,719
Gain on disposal of DVDs	—	(1,674)	(1,604)
Non-cash interest expense	1,017	11,384	103
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(15)	(44)	(290)
Accounts payable	6,025	6,635	12,304
Accrued expenses	(1,375)	4,558	2,523
Deferred revenue	2,164	4,806	8,581
Deferred rent	138	48	(47)

Net cash provided by operating activities	4,847	40,114	89,792

Cash flows from investing activities:
Purchases of short-term investments	—	(43,022)	(1,679)
Purchases of property and equipment	(3,233)	(2,751)	(8,872)
Acquisitions of DVD library	(8,851)	(24,070)	(55,620)
Proceeds from sale of DVDs	—	1,988	1,833
Deposits and other assets	(586)	554	(339)

Net cash used in investing activities	(12,670)	(67,301)	(64,677)

Cash flows from financing activities:
Proceeds from issuance of common stock	125	88,020	6,299
Net proceeds from issuance of subordinated notes payable and detachable warrants	12,831	—	—
Repurchases of common stock	(12)	(6)	—
Principal payments on notes payable and capital lease obligations	(3,885)	(17,144)	(1,334)

Net cash provided by financing activities	9,059	70,870	4,965

Net increase in cash and cash equivalents	1,236	43,683	30,080
Cash and cash equivalents, beginning of period	14,895	16,131	59,814

Cash and cash equivalents, end of period	$16,131	$59,814	$89,894

Supplemental disclosure:
Cash paid for interest	$860	$592	$312
Non-cash investing and financing activities:
Purchase of assets under capital lease obligations	520	583	—
Exchange of Series F non-voting convertible preferred stock for intangible asset	4,498	1,318	—
Conversion of redeemable convertible preferred stock to common stock	—	101,830	—

See accompanying notes to financial statements.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS

(in thousands, except share, per share and per DVD data)

1.    Organization and Significant Accounting Policies

Description of Business

Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 (inception) and began operations on April 14, 1998. The Company is an online movie rental subscription service, providing subscribers with access to a comprehensive library of titles. For the standard subscription plan of $19.95 a month, subscribers can rent as many DVDs as they want, with three movies out at a time, and keep them for as long as they like. There are no due dates and no late fees. DVDs are delivered directly to the subscriber’s address by first-class mail from shipping centers throughout the United States. The Company also provides extensive information on DVD movies, including critic reviews, member reviews, online trailers, ratings and personalized movie recommendations.

Initial Public Offering

On May 29, 2002, the Company closed the sale of 11,000,000 shares of common stock and on June 14, 2002, the Company closed the sale of an additional 1,650,000 shares of common stock in an initial public offering at a price of $7.50 per share. A total of $94,875 in gross proceeds was raised from these transactions. After deducting the underwriting fee of approximately $6,641 and approximately $2,060 of other offering expenses, net proceeds were approximately $86,174. Upon the closing of the initial public offering, all preferred stock was automatically converted into common stock.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s cash, short-term investments, accounts payable, accrued expenses and borrowings approximates their carrying value due to their short maturity.

Cash and Cash Equivalents

The Company considers highly liquid instruments with original maturities of three months or less, at the date of purchase, to be cash equivalents. The Company’s cash and cash equivalents are principally on deposit in short-term asset management accounts at two large financial institutions.

Restricted Cash

As of December 31, 2003, other assets included restricted cash of $800 related to a workers’ compensation insurance deposit.

Short-Term Investments

The Company’s short-term investments generally mature between one and five years from the purchase date. The Company has the ability to convert these short-term investments into cash at anytime without penalty.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

All short-term investments are classified as available-for-sale and are recorded at market value. Net unrealized gains (losses) are reflected in accumulated other comprehensive income.

A decline in the market value of available-for-sale investments below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investments is established. To determine whether an impairment is other-than-temporary, the Company reviews factors including the economic environment and market conditions, its ability and intent to hold the investments until a market price recovery, the severity and duration of the impairment, and forecasted performance of the investees. No impairment charges were recorded for the periods presented.

As of December 31, 2003, the Company’s short-term investments were invested in the Vanguard Short-Term Bond Index Fund—Admiral Shares (the “Fund”). The target index for the Fund, the Lehman Brothers 1-5 Year Government/Credit Index, is comprised of U.S Treasury and agency securities and investment-grade corporate bonds with maturities of one to five years. As of December 31, 2003, the Fund had investments in 517 issues with an average quality of AAA/AA1, an average duration of 2.5 years and an average maturity of 2.7 years. As of December 31, 2003, the cost, unrealized gain and market value of the Company’s short-term investments were $44,701, $596 and $45,297, respectively.

Amortization of DVD Library

The Company amortizes its DVD library, less estimated salvage value, on a “sum-of-the-months” accelerated basis over one year. See Note 2 for further discussion.

Amortization of Intangible Assets

The Company amortizes the intangible assets associated with certain revenue sharing and strategic marketing alliance agreements over the terms of the agreements. See Note 3 for further discussion.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to three years, or the lease term, if applicable.

Impairment of Long-Lived Assets

Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides a single accounting model for long-lived assets to be disposed of. SFAS No. 144 also changes the criteria for classifying an asset as held for sale, broadens the scope of businesses to be disposed of that qualify for reporting as discontinued operations and changes the timing of recognizing losses on such operations. The Company adopted SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not affect the Company’s financial statements.

In accordance with SFAS No. 144, long-lived assets, such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for the periods presented.

Capitalized Software Costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized software costs are included in property and equipment, net and are amortized over the estimated useful life of the software, which is generally one year.

Revenue Recognition

Subscription revenues are recognized ratably during each subscriber’s monthly subscription period. Refunds to customers are recorded as a reduction of revenues. Revenues from sales of used DVDs are recorded upon shipment.

Cost of Revenues

Cost of subscription revenues consists of revenue sharing expenses, amortization of the DVD library, amortization of intangible assets related to equity instruments issued to studios, and postage and packaging expenses related to DVDs provided to paying subscribers. Cost of DVD sales includes the salvage value of used DVDs that have been sold. Revenue sharing expenses are recorded as DVDs subject to revenue sharing agreements are shipped to subscribers.

Fulfillment

Fulfillment expenses represent those costs incurred in operating and staffing the Company’s fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company’s DVD library. Fulfillment expenses also include credit card fees.

Technology and Development

Technology and development expenses consist of payroll and related costs incurred in testing, maintaining and modifying the Company’s Web Site, our recommendation service, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation on the computer hardware and capitalized software.

Marketing

Marketing expenses consist of payroll and related costs, advertising, public relations, payments to marketing affiliates who drive subscriber traffic to the Company’s Web site and other costs related to promotional activities including revenue-sharing expenses, postage and packaging expenses and DVD library amortization related to free-trial periods. The Company expenses these costs as incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on available-for-sale investments. The balance in accumulated other comprehensive income consists of accumulated net unrealized gains on available-for-sale investments.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method, and shares issuable upon the conversion of convertible securities using the if-converted method.

The shares used in the computation of net income (loss) per share are as follows (rounded to the nearest thousand):

	Year Ended December 31,
	2001	2002	2003
Weighted-average shares outstanding—basic	3,652,000	28,204,000	47,786,000
Effect of dilutive potential common shares:
Warrants	—	—	9,972,000
Employee stock options	—	—	5,126,000

Weighted-average shares outstanding—diluted	3,652,000	28,204,000	62,884,000

For 2003, warrants and employee stock options with exercises prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For 2001 and 2002, all potential common shares have been excluded from the diluted calculation because the Company was in a net loss position, and their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation (rounded to the nearest thousand):

	Year Ended December 31,
	2001	2002	2003
Warrants	14,036,000	12,556,000	—
Employee stock options	5,999,000	8,201,000	113,000
Redeemable convertible preferred stock	19,320,000	—	—
Convertible preferred stock	6,246,000	—	—

Segment Reporting

The Company is an online movie rental subscription service and substantially all revenues are derived from monthly subscription fees. The Company is organized in a single operating segment for purposes of making

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

operating decisions and assessing performance in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company’s Chief Executive Officer, who is the chief operating decision maker as defined in SFAS No. 131, evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

Recent Accounting Pronouncements

In April 2003, the Financial Accounting Standard Board (“FASB”) issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 is generally effective for derivative instruments, including derivative instruments embedded in certain contracts, entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company’s operating results or financial condition.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which provides guidance for the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s operating results or financial condition.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51. This Interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. In December 2003, the FASB issued a revised Interpretation No. 46 (“FIN 46R”), which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Public companies must apply FIN 46R to entities considered to be special purpose entities no later than the end of the first reporting period that ended after December 15, 2003, and no later than the first reporting period that ends after March 15, 2004 for all other entities. The application of FIN 46R is not expected to have a material effect on the Company’s financial statements.

2.    DVD Library

Historically, the Company purchased DVDs from studios and distributors. In 2000 and 2001, the Company entered into a series of revenue sharing agreements with several studios which changed the business model for acquiring DVDs and satisfying subscriber demand. These revenue sharing agreements enable the Company to obtain DVDs at a lower up front cost than under traditional direct purchase arrangements. The Company shares a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, which is typically twelve months for each DVD title (hereinafter referred to as the “Title Term”). At the end of the Title Term, the Company has the option of either returning the DVD title to the studio or purchasing the title. Before the change in business model, the Company typically acquired fewer copies of a particular title upfront and utilized each copy acquired over a longer period of time. The implementation of these revenue sharing agreements improved the Company’s ability to obtain larger quantities of newly released titles and satisfy subscriber demand for such titles over a shorter period of time.

In connection with the change in business model, on January 1, 2001, the Company revised the amortization policy for the cost of its DVD library from a “sum-of-the-month” accelerated method using a three-year life to

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

the same accelerated method of amortization over one year. The change in life has been accounted for as a change in accounting estimate and was accounted for on a prospective basis from January 1, 2001. Had the DVDs acquired prior to January 1, 2001 been amortized using the three-year life, amortization expense for 2001 would have been $4,700 lower than the amount recorded in the accompanying financial statements, which represents a $1.29 impact on net loss per share in 2001.

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

For those DVDs that the Company estimates it will sell at the end of their useful lives, a salvage value of $2.00 per DVD is provided. For those DVDs that the Company does not expect to sell, no salvage value is provided. As of December 31, 2002 and 2003, the salvage values of $929 and $1,717, respectively, are included in DVD library in the accompanying financial statements.

DVD library and accumulated amortization consisted of the following:

	As of December 31,
	2002	2003
DVD library	$58,795	$114,186
Less: accumulated amortization	(48,823)	(91,948)

DVD library, net	$9,972	$22,238

3.    Intangible Assets

Intangible assets and accumulated amortization consisted of the following:

	As of December 31,
	2002	2003
Studio intangible assets	$11,528	$11,528
Strategic marketing alliance intangible assets	416	416

Intangible assets, gross	11,944	11,944
Less: accumulated amortization	(5,850)	(8,996)

Intangible assets, net	$6,094	$2,948

Studio Intangible Assets

During 2000, in connection with revenue sharing agreements with three studios, the Company agreed to issue each studio an equity interest equal to 1.204 percent of the Company’s fully diluted equity securities outstanding in the form of Series F Non-Voting Convertible Preferred Stock (“Series F Preferred Stock”). In 2001, in connection with revenue sharing agreements with two additional studios, the Company agreed to issue each studio an equity interest equal to 1.204 percent of the Company’s fully diluted equity securities outstanding in the form of Series F Preferred Stock.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

The Company’s obligation to maintain the studios’ equity interests at 6.02 percent of the Company’s fully diluted equity securities outstanding terminated immediately prior to its initial public offering in May 2002. The studios’ Series F Preferred Stock automatically converted into 3,192,830 shares of common stock upon the closing of the Company’s initial public offering.

The Company measured the original issuances and any subsequent adjustments using the fair value of the securities at the issuance and any subsequent adjustment dates. The fair value was recorded as intangible assets with a corresponding credit to additional paid-in capital. The intangible assets are being amortized to cost of subscription revenues ratably over the remaining term of the agreements which initial terms were three to five years.

Strategic Marketing Alliance Intangible Assets

During 2001, in connection with a strategic marketing alliance agreement, the Company issued 416,440 shares of Series F Preferred Stock. These shares automatically converted into 277,626 shares of common stock upon the closing of the Company’s initial public offering. Under the agreement, the strategic partner has committed to provide, on a best-efforts basis, a stipulated number of impressions to a co-branded Web site and the Company’s Web site over a period of 24 months. In addition, the Company is allowed to use the partner’s trademark and logo in marketing the Company’s subscription services. The Company recognized the fair value of these instruments as intangible assets with a corresponding credit to additional paid-in capital. The intangible assets have been fully amortized on a straight-line basis to marketing expense over the two-year term of the agreement.

4.    Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

	As of December 31,
	2002	2003
Computer and other equipment	$12,197	$18,371
Internal-use software	6,660	7,868
Furniture and fixtures	1,031	1,040
Leasehold improvements	1,636	2,046

Property and equipment, gross	21,524	29,325
Less: accumulated depreciation	(15,904)	(19,553)

Property and equipment, net	$5,620	$9,772

Property and equipment included approximately $6,173 of assets under capital leases as of both December 31, 2002 and 2003. Accumulated amortization under these leases totaled $5,176 and $5,901 as of December 31, 2002 and 2003, respectively.

Internal-use software included approximately $3,948 and $4,910 of internally incurred capitalized software development costs as of December 31, 2002 and 2003, respectively. Accumulated amortization of capitalized software development costs totaled $3,024 and $4,174 as of December 31, 2002 and 2003, respectively.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2002	2003
Accrued state sales and use tax	$2,999	$3,751
Employee benefits	2,592	3,695
Other	3,511	4,179

Total accrued expenses	$9,102	$11,625

5.    Debt and Warrants

Note Payable

The Company had a note payable to Lighthouse Capital Partners II, L.P. with an unpaid balance of $1,667 as of December 31, 2001. The note payable was secured by substantially all of the Company’s assets and accrued interest at 12 percent per annum. The note payable was fully paid off in August 2002.

Subordinated Notes Payable

In July 2001, the Company issued subordinated promissory notes and warrants to purchase 13,637,894 shares of its common stock at an exercise price of $1.50 per share for net proceeds of $12,831. The subordinated notes had an aggregate face value of $13,000 and stated interest rate of 10 percent. Approximately $10,884 of the proceeds was allocated to the warrants as additional paid-in capital and $1,947 was allocated to the subordinated notes payable. The resulting discount of $11,053 was accreted to interest expense using an effective annual interest rate of 21 percent. The face value of the subordinated notes and all accrued interest were due and payable upon the earlier of July 2011 or the consummation of a qualified initial public offering. The Company consummated a qualified initial public offering on May 29, 2002 and repaid the face value and all accrued interest on the subordinated promissory notes. In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections, which eliminates the requirement that gains and losses from the extinguishment of debt be presented as an extraordinary item, net of the related income tax effect. The Company adopted SFAS No. 145 during 2002, and as a result, has classified the charge related to the unamortized discount upon repayment of the subordinated notes payable as interest and other expense, instead of extraordinary loss on extinguishment of debt, in the accompanying statement of operations.

Warrants

In April 2000, in connection with the sale of Series E preferred stock, the Company sold warrants to purchase 533,003 shares of Series E preferred stock at a price of $0.01 per share. The warrants had an exercise price of $14.07 per share. In July 2001, in connection with a modification of the terms of the Series E preferred stock, certain Series E warrant holders agreed to the cancellation of warrants to purchase 500,487 shares of Series E preferred stock. The remaining warrants to purchase 32,516 shares of Series E preferred stock were exercisable at $14.07 per share. These shares automatically converted into 44,298 shares of the Company’s common stock at $10.33 per share upon the closing of the initial public offering in May 2002. As of December 31, 2003, warrants to purchase 44,298 shares of the Company’s common stock remained outstanding.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

In November 2000, in connection with an operating lease, the Company issued a warrant that provided the lessor the right to purchase 40,000 shares of common stock at $3.00 per share. The Company accounted for the fair value of the warrant of approximately $216 as an increase to additional paid-in capital with a corresponding increase to other assets. This asset is being amortized over the term of the related operating lease, which is five years. As of December 31, 2003, the warrant to purchase 40,000 shares of the Company’s common stock remained outstanding.

In July 2001, in connection with borrowings under subordinated promissory notes, the Company issued to the note holders warrants to purchase 13,637,894 shares of the Company’s common stock at $1.50 per share. The Company accounted for the fair value of the warrants of $10,884 as an increase to additional paid-in capital with a corresponding discount on subordinated notes payable. As of December 31, 2003, warrants to purchase 9,112,870 shares of the Company’s common stock remained outstanding.

In July 2001, in connection with a capital lease agreement, the Company granted warrants to purchase 170,000 shares of common stock at an exercise price of $1.50 per share. The fair value of approximately $172 was recorded as an increase to additional paid-in capital with a corresponding reduction to the capital lease obligations. The debt discount is being accreted to interest expense over the term of the lease agreement, which is 45 months. As of December 31, 2003, no warrants were outstanding in connection with the capital lease agreement.

In July 2001, the Company issued a warrant to purchase 100,000 shares of Series F preferred stock at $9.38 per share to a Web portal company in connection with an integration and distribution agreement. The fair market value of the warrants of approximately $18 was recorded as marketing expense and an increase to additional paid-in capital. These shares automatically converted into 66,666 shares of the Company’s common stock at $14.07 per share upon the closing of the initial public offering in May 2002. As of December 31, 2003, the warrant to purchase 66,666 shares of the Company’s common stock remained outstanding.

The Company calculated the fair value of the warrants using the Black-Scholes valuation model with the following assumptions: the terms of the warrants; risk-free rates between 4.92% to 6.37%; volatility of 80%; and dividend yield of 0.0%.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

6.    Commitments and Contingencies

Lease Commitments

The Company leases its facilities under non-cancelable operating leases with various expiration dates through 2006. In addition, the Company has entered into non-cancelable capital leases with various expiration dates through 2005. Future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2003 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2004	$462	$3,592
2005	55	2,076
2006	—	175

Total minimum payments	517	$5,843

Less: amount representing interest, at rates ranging from 15%–17%	(57)

Present value of minimum lease payments	460
Less: current portion of capital lease obligations	(416)

Capital lease obligations, non-current	$44

Rent expense associated with the operating leases was $2,450, $2,975 and $3,454 for the years ended December 31, 2001, 2002 and 2003, respectively.

Litigation

The Company is subject to legal proceedings, claims and litigation arising in the ordinary course of business. While the outcome of these matters is currently not determinable, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on the Company’s financial statements.

7.    Redeemable Convertible Preferred Stock

The redeemable convertible preferred stock at December 31, 2001 consisted of the following:

	Par Value	Number of Shares Authorized	Number of Shares Issued and Outstanding	Dividends Per Share	Redemption and Liquidation Value Per Share	Total Liquidation Value
Series B	$0.001	5,776,616	5,684,024	$0.08648	$1.08	$6,139
Series C	0.001	4,750,000	4,650,269	0.26160	3.27	15,205
Series D	0.001	4,650,000	4,649,927	0.52160	6.52	30,318
Series E	0.001	5,874,199	5,007,530	0.75000	9.38	46,971
Series E-1	0.001	5,874,199	325,159	0.75000	9.38	3,050

		26,925,014	20,316,909			$101,683

These shares automatically converted into 19,319,400 shares of the Company’s common stock upon the closing of the initial public offering in May 2002.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

8.    Stockholders’ (Deficit) Equity

The convertible preferred stock at December 31, 2001 consisted of the following:

	Par Value	Number of Shares Authorized	Number of Shares Issued and Outstanding	Dividends Per Share	Liquidation Value Per Share	Total Liquidation Value
Series A	$0.001	5,000,000	4,444,545	$0.05000	$0.50	$2,222
Series F	0.001	3,500,000	1,712,954	—	—	—

		8,500,000	6,157,499			$2,222

The Company’s obligation to maintain the studios’ equity interests at 6.02 percent of the Company’s fully diluted equity securities resulted in the Company issuing 3,492,737 shares of Series F preferred stock to the studios during 2002 (see Note 3). This obligation terminated immediately prior to the Company’s initial public offering in May 2002. All the outstanding convertible preferred stock automatically converted into 6,433,480 shares of common stock upon the closing of the initial public offering.

Voting Rights

The holders of each share of common stock shall be entitled to one vote per share on all matters to be voted upon by the Company’s stockholders.

Employee Stock Purchase Plan

In February 2002, the Company adopted the 2002 Employee Stock Purchase Plan, which reserved a total of 1,166,666 shares of common stock for issuance. The 2002 Employee Stock Purchase Plan also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of:

•	2 percent of the outstanding shares of the common stock on the first day of the applicable year;

•	333,333 shares; and

•	such other amount as the Company’s Board of Directors may determine.

Under the 2002 Employee Stock Purchase Plan, shares of the Company’s common stock may be purchased over an offering period with a maximum duration of two years at 85 percent of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may invest up to 15 percent of their gross compensation through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. During 2002 and 2003, employees purchased 95,492 and 345,112 shares at average prices of $3.80 and $3.94 per share, respectively. As of December 31, 2003, 1,392,728 shares were available for future issuance under the 2002 Employee Stock Purchase Plan.

Stock Option Plans

In December 1997, the Company adopted the 1997 Stock Plan, which was amended and restated in October 2001. The 1997 Stock Plan provides for the issuance of stock purchase rights, incentive stock options or non-

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

statutory stock options. 643,884 remaining shares reserved but not yet issued under the 1997 Stock Plan as of the effective date of the Company’s initial public offering were added to the total reserved shares under the 2002 Stock Plan and deducted from the total reserved shares under the 1997 Stock Plan. As of December 31, 2003, 487,430 shares were reserved for future issuance under the 1997 Stock Plan.

In February 2002, the Company adopted the 2002 Stock Plan. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. The Company reserved a total of 1,333,334 shares of common stock for issuance under the 2002 Stock Plan. 643,884 remaining shares reserved but not yet issued under the 1997 Stock Plan as of the effective date of the Company’s initial public offering were added to the total reserved shares of 1,333,334 under the 2002 Stock Plan and deducted from the total reserved shares under the 1997 Stock Plan. In addition, the Company’s 2002 Stock Plan provides for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of:

•	5 percent of the outstanding shares of common stock on the first day of the applicable year;

•	1,000,000 shares; and

•	such other amount as the Company’s Board of Directors may determine.

As of December 31, 2003, 2,981,058 shares were reserved for future issuance under the 2002 Stock Plan.

Options generally expire in 10 years, however, they may be limited to five years if the optionee owns stock representing more than 10 percent of the Company. Generally, the Company’s Board of Directors grants options at an exercise price of not less than the fair value of the Company’s common stock at the date of grant. Prior to the third quarter of 2003, the vesting periods generally provided for options to vest over three to four years. During the third quarter of 2003, the Company began granting fully vested options on a monthly basis.

In 2001, the Company offered its employees the right to exchange certain employee stock options. The exchange resulted in the cancellation of employee stock options to purchase 1.8 million shares of common stock with varying exercise prices in exchange for options to purchase 1.8 million shares of common stock with an exercise price of $1.50 per share.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

A summary of the activities related to the Company’s options is as follows:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2000	1,072,518	2,278,038	$3.72
Authorized	6,266,666	—	—
Granted	(6,915,318)	6,915,318	1.60
Exercised	—	(60,092)	2.07
Canceled	3,134,318	(3,134,318)	3.67
Repurchased	11,250	—	—

Balances as of December 31, 2001	3,569,434	5,998,946	1.49
Authorized	1,333,334	—	—
Granted	(3,540,286)	3,540,286	2.05
Exercised	—	(882,166)	1.48
Canceled	456,006	(456,006)	1.82
Repurchased	3,458	—	—

Balances as of December 31, 2002	1,821,946	8,201,060	1.71
Authorized	2,000,000	—	—
Granted	(705,030)	705,030	16.78
Exercised	—	(2,657,934)	1.86
Canceled	351,572	(351,572)	2.24

Balances as of December 31, 2003	3,468,488	5,896,584	3.42

Options exercisable as of December 31:
2001		1,836,504	$1.47
2002		2,577,066	1.49
2003		3,367,308	4.21

The following table summarizes information on outstanding and exercisable options as of December 31, 2003:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price
				Number of Options	Weighted- Average Exercise Price
$0.08–$1.50	4,760,608	7.69	$1.50	2,768,093	$1.50
$3.00–$8.56	548,774	8.63	4.40	114,013	4.58
$10.18–$12.48	248,888	9.44	11.77	146,888	12.35
$16.83–$29.23	338,314	9.81	22.65	338,314	22.65

	5,896,584	7.97	3.42	3,367,308	4.21

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

Stock-Based Compensation

Prior to the second quarter of 2003, the Company accounted for its stock-based employee compensation plans using the intrinsic-value method. During the second quarter of 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123, for all stock-based compensation. The Company elected to apply the retroactive restatement method under SFAS No. 148 and all prior periods presented have been restated to reflect the compensation costs that would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted.

The following table presents a reconciliation of previously reported net loss to restated net loss for 2001 and 2002:

	Year Ended December 31,
	2001	2002
Net loss, as previously reported	$(38,618)	$(21,947)
Add back: compensation expense included in previously reported net loss	5,686	9,831
Deduct: compensation expense determined under the fair value method of SFAS No. 123	(6,250)	(8,832)

Net loss, as restated	$(39,182)	$(20,948)

Basic and diluted net loss per share:
As previously reported	$(10.57)	$(0.78)
As restated	$(10.73)	$(0.74)

During the third quarter of 2003, the Company began granting stock options to its employees on a monthly basis. Such stock options are designated as non-qualified stock options and vest immediately, in comparison with the three to four-year vesting periods for stock options granted prior to the third quarter of 2003. As a result of immediate vesting, stock-based compensation expense determined under SFAS No. 123 is fully recognized upon the stock option grants. For those stock options granted prior to the third quarter of 2003 with three to four-year vesting periods, the Company continues to amortize the deferred compensation related to the stock options over their remaining vesting periods.

The fair value of employee stock options was estimated on the date of grant using the minimum-value method prior to the Company’s initial public offering in May 2002. The fair value of employee stock options granted after the initial public offering, as well as the fair value of shares issued under the employee stock purchase plan, was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used:

	Stock Options			Employee Stock Option Plan
	2001	2002	2003	2002	2003
Dividend yield	0%	0%	0%	0%	0%
Expected volatility	0%	69%	68%	69%	68%
Risk-free interest rate	4.14%	2.79%	1.81%	2.06%	1.34%
Expected life (in years)	3.5	3.5	3.5–1.5	1.2	1.3

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

The weighted-average fair value of employee stock options granted during 2001, 2002 and 2003 was $0.16, $5.19 and $5.98 per share, respectively. The weighted-average fair value of shares granted under the employee stock purchase plan during 2002 and 2003 was $2.90 and $4.43 per share, respectively.

9.    Income Taxes

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income (loss) as a result of the following:

	Year Ended December 31,
	2001	2002	2003
Expected tax expense (benefit) at U.S federal statutory rate of 34%	$(13,130)	$(7,463)	$2,214
Current year net operating loss for which no tax benefit is recognized	11,330	4,105	—
Utilization of net operating loss and reversal of other temporary differences	—	—	(5,914)
Stock-based compensation	1,864	3,343	3,644
Other	(64)	15	56

Total income tax expense	$—	$—	$—

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$34,270	$40,657
Accruals and reserves	10,880	7,602
Other	80	592

Gross deferred tax assets	45,230	48,851
Less: valuation allowance	(45,230)	(48,851)

Net deferred tax assets	$—	$—

Management has established a valuation allowance for the portion of deferred tax assets for which realization is uncertain. The total valuation allowance for the years ended December 31, 2002 and 2003 decreased $1,301 and increased $3,621, respectively.

As of December 31, 2003, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $108,951 and $56,010, respectively, to reduce future income subject to income tax. The federal net operating loss carryforwards will expire beginning in 2012 to 2023 and the California net operating loss carryforwards expire beginning in 2005 to 2013, if not utilized. The State of California has temporarily suspended the ability to utilize the California net operating loss carryforwards for the 2002 and 2003 tax years.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

The Tax Reform Act of 1986 imposes restrictions on the utilization of net operating loss carryforwards and tax credit carryforwards in the event of an “ownership change,” as defined by the Internal Revenue Code. The Company’s ability to utilize its net operating loss carryforwards is subject to restrictions pursuant to these provisions.

10.  Employee Benefit Plan

The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 15 percent of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board of Directors. During 2001, 2002 and 2003, the Company’s matching contributions totaled $304, $0 and $0, respectively.

11.  Restructuring Charges

During 2001, the Company recorded a restructuring charge of $671 relating to severance payments made to 45 employees terminated in an effort to streamline the Company’s operations and reduce expenses. All liabilities related to this restructuring charge have been paid.

12.  Subsequent Event

On January 16, 2004, the Company’s Board of Directors approved a two-for-one split in the form of a stock dividend on all outstanding shares of its common stock. As a result of the stock split, the Company’s stockholders received one additional share for each share of common stock held on the record date of February 2, 2004. The additional shares of common stock were distributed on February 11, 2004. All common share and per-share amounts in the financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented. In addition, the Company has reclassified $23 and $26 from additional paid-in capital to common stock as of December 31, 2002 and 2003, respectively.

NETFLIX, INC.

NOTES TO FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and per DVD data)

13.  Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2003
Total revenues	$55,669	$63,187	$72,202	$81,185
Gross profit	$25,662	$27,946	$33,554	$36,721
Net income (loss)	$(2,375)	$3,313	$3,303	$2,271
Net income (loss) per share:
Basic	$(0.05)	$0.07	$0.07	$0.05
Diluted	$(0.05)	$0.05	$0.05	$0.04
Subscribers at end of period	1,052	1,147	1,291	1,487

2002
Total revenues	$30,527	$36,360	$40,731	$45,188
Gross profit	$15,369	$18,268	$19,235	$21,798
Net loss (1)	$(2,729)	$(13,115)	$(2,850)	$(2,254)
Net loss per share—basic and diluted	$(0.67)	$(0.64)	$(0.07)	$(0.05)
Subscribers at end of period	603	670	742	857

(1)	In July 2001, the Company issued subordinated promissory notes and warrants to purchase 13,637,894 shares of its common stock at an exercise price of $1.50 per share for net proceeds of $12,831. The subordinated notes had an aggregate face value of $13,000 and stated interest rate of 10 percent. Approximately $10,884 of the proceeds was allocated to the warrants as additional paid-in capital and $1,947 was allocated to the subordinated notes payable. The resulting discount of $11,053 was accreted to interest expense using an effective annual interest rate of 21 percent. The face value of the subordinated notes and all accrued interest were due and payable upon the earlier of July 2011 or the consummation of a qualified initial public offering. The Company consummated a qualified initial public offering in May 2002 and repaid the face value and all accrued interest on the subordinated promissory notes. The repayment resulted in a non-cash other expense of $10,695, related to the acceleration of the accretion of the discount, during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated: February 27, 2004	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: February 27, 2004	By:	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reed Hastings and Barry McCarthy, and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this annual report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ REED HASTINGS Reed Hastings	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2004

/s/ BARRY MCCARTHY Barry McCarthy	Chief Financial Officer (principal financial and accounting officer)	February 27, 2004

/s/ RICHARD BARTON Richard Barton	Director	February 27, 2004

/s/ TIMOTHY M. HALEY Timothy M. Haley	Director	February 27, 2004

/s/ JAY C. HOAG Jay C. Hoag	Director	February 27, 2004

/s/ A. ROBERT PISANO A. Robert Pisano	Director	February 27, 2004

/s/ MICHAEL RAMSAY Michael Ramsay	Director	February 27, 2004

/s/ MICHAEL N. SCHUH Michael N. Schuh	Director	February 27, 2004

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 14, 2002

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	July 31, 2003

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7	Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8	Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002

10.9	Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10	Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13	Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002

10.14**	Strategic Marketing Agreement between the registrant and Best Buy Co., as amended	10-Q	000-49802	10.14 & 10.15	November 14, 2002

23.1	Consent of Independent Auditors, KPMG LLP					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Confidential treatment granted on portions of these exhibits.