Form 10-Q
period 2004-03-31
NETFLIX INC
filed 2004-04-30
CIK 1065280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 000-49802

Netflix, Inc.

(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	77-0467272 (I.R.S. Employer Identification Number)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐ .

As of April 19, 2004, there were 51,643,644 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

Netflix, Inc.

Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2003	March 31, 2004
Revenues:
Subscription	$55,281	$99,823
Sales	388	547

Total revenues	55,669	100,370
Cost of revenues:
Subscription	29,928	56,444
Sales	79	183

Total cost of revenues	30,007	56,627

Gross profit	25,662	43,743
Operating expenses:
Fulfillment*	6,383	10,790
Technology and development*	4,183	5,039
Marketing*	13,207	26,693
General and administrative*	2,248	3,136
Stock-based compensation	2,406	4,435

Total operating expenses	28,427	50,093

Operating loss	(2,765)	(6,350)
Other income (expense):
Interest and other income	581	591
Interest and other expense	(191)	(31)

Net loss	$(2,375)	$(5,790)

Net loss per share:
Basic	$(0.05)	$(0.11)

Diluted	$(0.05)	$(0.11)

Weighted-average common shares outstanding:
Basic	45,474	51,282

Diluted	45,474	51,282

*Amortization of stock-based compensation not included in expense line items:
Fulfillment	$333	$511
Technology and development	835	1,626
Marketing	428	564
General and administrative	810	1,734

Total stock-based compensation	$2,406	$4,435

See accompanying notes to financial statements.

Netflix, Inc.

Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	December 31, 2003	March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$89,894	$100,188
Short-term investments	45,297	46,014
Prepaid expenses	2,231	1,338
Prepaid revenue sharing expenses	905	877
Other current assets	619	541

Total current assets	138,946	148,958
DVD library, net	22,238	27,498
Intangible assets, net	2,948	2,322
Property and equipment, net	9,772	10,328
Deposits	1,272	1,302
Other assets	836	825

Total assets	$176,012	$191,233

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,654	$43,183
Accrued expenses	11,625	12,461
Deferred revenue	18,324	21,496
Current portion of capital lease obligations	416	360

Total current liabilities	63,019	77,500
Deferred rent	241	208
Capital lease obligations, less current portion	44	—

Total liabilities	63,304	77,708
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 shares authorized at December 31, 2003 and March 31, 2004; 50,849,370 and 51,546,080 shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively	51	52
Additional paid-in capital	270,836	275,775
Deferred stock-based compensation	(5,482)	(4,168)
Accumulated other comprehensive income	596	949
Accumulated deficit	(153,293)	(159,083)

Total stockholders’ equity	112,708	113,525

Total liabilities and stockholders’ equity	$176,012	$191,233

See accompanying notes to financial statements.

Netflix, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2003	March 31, 2004
Cash flows from operating activities:
Net loss	$(2,375)	$(5,790)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	1,333	1,252
Amortization of DVD library	6,620	18,127
Amortization of intangible assets	809	626
Stock-based compensation expense	2,406	4,435
Gain on disposal of DVDs	(367)	(364)
Non-cash interest expense	32	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	603	999
Accounts payable	1,868	10,529
Accrued expenses	423	836
Deferred revenue	1,484	3,172
Deferred rent	(9)	(33)

Net cash provided by operating activities	12,827	33,800

Cash flows from investing activities:
Purchases of short-term investments	(380)	(364)
Purchases of property and equipment	(561)	(1,808)
Acquisitions of DVD library	(6,409)	(23,570)
Proceeds from sale of DVDs	388	547
Deposits and other assets	(793)	(19)

Net cash used in investing activities	(7,755)	(25,214)

Cash flows from financing activities:
Proceeds from issuance of common stock through employee stock plans	1,549	1,819
Principal payments on notes payable and capital lease obligations	(407)	(111)

Net cash provided by financing activities	1,142	1,708

Net increase in cash and cash equivalents	6,214	10,294
Cash and cash equivalents, beginning of period	59,814	89,894

Cash and cash equivalents, end of period	$66,028	$100,188

Supplemental disclosure:
Cash paid for interest	$158	$19
Non-cash investing activities:
Unrealized gains on short-term investments	128	353

See accompanying notes to financial statements.

Netflix, Inc.

Notes to Financial Statements

(in thousands, except shares, per share data and percentages)

Description of Business

Netflix, Inc. (the “Company” or “we”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is an online movie rental subscription service, providing subscribers with access to a comprehensive library of titles. For a monthly standard subscription fee, subscribers can rent as many digital video discs (“DVDs”) as they want, with three movies out at a time, and keep them for as long as they like. There are no due dates and no late fees. DVDs are delivered directly to the subscriber’s address by first-class mail from distribution centers throughout the United States. The Company also provides background information on DVD releases, including critic reviews, member reviews, online trailers, ratings and personalized movie recommendations.

Basis of Presentation

The accompanying interim financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the balance sheets, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2003 annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2004. Operating results for the three months ended March 31, 2004 may not be indicative of future operating results.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Stock Split

On January 16, 2004, the Company’s Board of Directors approved a two-for-one split in the form of a stock dividend on all outstanding shares of the Company’s common stock. As a result of the stock split, the Company’s stockholders received one additional share for each share of common stock held on the record date of February 2, 2004. The additional shares of common stock were distributed on February 11, 2004. All common share and per-share amounts in the accompanying interim financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amounts of DVD library, intangible assets and property and equipment, stock-based compensation expenses and income taxes. Actual results could differ from those estimates.

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

Restricted Cash

As of March 31, 2004, other assets included restricted cash of $800 related to a workers’ compensation insurance deposit.

Netflix, Inc.

Notes to Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

Short-Term Investments

The Company’s short-term investments generally mature between one and five years from the purchase date. The Company has the ability to convert these short-term investments into cash at anytime without penalty. All short-term investments are classified as available-for-sale and are recorded at market value. Net unrealized gains are reflected in accumulated other comprehensive income.

A decline in the market value of available-for-sale investments below cost that is deemed to be other-than-temporary results in a reduction in the carrying amount to fair value. The impairment is charged to earnings and a new cost basis for the investments is established. To determine whether an impairment is other-than-temporary, the Company reviews factors including the economic environment and market conditions, its ability and intent to hold the investments until a market price recovery, and the severity and duration of the impairment. No impairment charges were recorded for the periods presented.

As of March 31, 2004, the Company’s short-term investments were invested in the Vanguard Short-Term Bond Index Fund—Admiral Shares (the “Fund”). The target index for the Fund, the Lehman Brothers 1-5 Year Government/Credit Index, is comprised of U.S Treasury and agency securities and investment-grade corporate bonds with maturities of one to five years. As of March 31, 2004, the cost, unrealized gain and market value of the Company’s short-term investments were $45,065, $949 and $46,014, respectively.

Capitalized Software Costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized software costs are included in property and equipment, net and are amortized over the estimated useful life of the software, which is generally one year.

DVD Library

The Company acquires DVDs from studios and distributors through either direct purchases or revenue sharing agreements. The revenue sharing agreements enable the Company to obtain DVDs at a lower upfront cost than under traditional direct purchase arrangements. Under the revenue sharing agreements, the Company shares a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, which is typically twelve months for each DVD title (hereinafter referred to as the “Title Term”). At the end of the Title Term, the Company has the option of either returning the DVD title to the studio or purchasing the title.

In addition, the Company remits an upfront payment to acquire titles from the studios and distributors under revenue sharing agreements. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with the Company’s DVD library amortization policy. This payment may also include a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is charged to expense as future revenue sharing obligations are incurred.

The Company amortizes the cost of its DVD library, less estimated salvage value, on a “sum-of-the-months” accelerated basis over one year.

For those DVDs that the Company estimates it will sell at the end of their useful lives, a salvage value of $2.00 per DVD is provided. For those DVDs that the Company does not expect to sell, no salvage value is provided.

DVD library and accumulated amortization consisted of the following:

	As of
	December 31, 2003	March 31, 2004
DVD library, gross	$114,186	$137,573
Less accumulated amortization	(91,948)	(110,075)

DVD library, net	$22,238	$27,498

Netflix, Inc.

Notes to Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

Intangible Assets

Intangible assets and accumulated amortization consisted of the following:

	As of
	December 31, 2003	March 31, 2004
Studio intangibles	$11,528	$11,528
Strategic marketing alliance intangibles	416	416

Intangible assets, gross	11,944	11,944
Less accumulated amortization	(8,996)	(9,622)

Intangible assets, net	$2,948	$2,322

Studio Intangible Assets:

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

The Company measured the original issuances and any subsequent adjustments using the fair value of the securities at the issuance and any subsequent adjustment dates. The fair value was recorded as intangible assets with a corresponding credit to additional paid-in capital. The intangible assets are being amortized to cost of subscription revenues ratably over the remaining terms of the agreements which initial terms were three to five years.

Strategic Marketing Alliance Intangible Assets:

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

Netflix, Inc.

Notes to Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

Cost of Revenues

Cost of subscription revenues consists of revenue sharing expenses, amortization of the DVD library, amortization of intangible assets related to equity instruments issued to studios, and postage and packaging expenses related to DVDs shipped to paying subscribers. Cost of DVD sales includes the salvage value of used DVDs that have been sold. Revenue sharing expenses are recorded as DVDs subject to revenue sharing agreements are shipped to subscribers.

Fulfillment

Fulfillment expenses represent those costs incurred in operating and staffing the Company’s fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company’s DVD library. Fulfillment expenses also include credit card fees.

Technology and Development

Technology and development expenses consist of payroll and related costs incurred in testing, maintaining and modifying the Company’s Web site, its recommendation service, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation on the computer hardware and capitalized software.

Marketing

Marketing expenses consist of payroll and related costs, advertising, public relations, payments to marketing affiliates who drive subscriber traffic to the Company’s Web site and other costs related to promotional activities including revenue sharing expenses, postage and packaging expenses and DVD library amortization related to free-trial periods. The Company expenses these costs as incurred.

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

During the third quarter of 2003, the Company began granting stock options to its employees on a monthly basis. Such stock options are designated as non-qualified stock options and vest immediately, in comparison with the three to four-year vesting periods for stock options granted prior to the third quarter of 2003. As a result of immediate vesting, stock-based compensation expense determined under SFAS No. 123 is fully recognized upon the stock option grants. For those stock options granted prior to the third quarter of 2003 with three to four-year vesting periods, the Company continues to amortize the deferred compensation associated with the stock options over their remaining vesting periods.

The Company applies the Black-Scholes option-pricing model to value all stock option grants. The following table summarizes the assumptions used:

	Three Months Ended
	March 31,	March 31,
	2003	2004
Dividend yield	0%	0%
Expected volality	66%	70%
Risk-free interest rate	2.36%	1.53%
Expected life (in years)	3.5	1.5

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

Netflix, Inc.

Notes to Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

Net Loss Per Share

Basic and diluted net loss per share is computed using the weighted-average number of outstanding shares of common stock during the period. For the three months ended March 31, 2003 and 2004, all potential common shares have been excluded from the diluted calculation because the Company was in a net loss position, and their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation (rounded to the nearest thousand):

	Three Months Ended
	March 31, 2003	March 31, 2004
Warrants	12,556,000	9,154,000
Employee stock options	7,150,000	5,549,000

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and net unrealized gains on available-for-sale investments. The balances in accumulated other comprehensive income consist of accumulated net unrealized gains on available-for-sale investments.

The components of comprehensive loss are as follows:

	Three Months Ended
	March 31, 2003	March 31, 2004
Net loss	$(2,375)	$(5,790)
Other comprehensive income:
Net unrealized gains on available-for-sale investments	128	353

Comprehensive loss	$(2,247)	$(5,437)

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

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF Issuance No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses the requirement for the consolidation by business enterprises of variable interest entities as defined in the Interpretation. In December 2003, the FASB issued a revised

Netflix, Inc.

Notes to Financial Statements – Continued

(in thousands, except shares, per share data and percentages)

Interpretation No. 46 (“FIN 46R”), which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Public companies must apply FIN 46R to variable interest entities considered to be special purpose entities no later than the end of the first reporting period that ended after December 15, 2003, and no later than the first reporting period that ended after March 15, 2004 for all other entities. The application of FIN 46R did not have an impact on the Company’s financial statements, as the Company does not engage in transactions with any variable interest entities.

Subsequent Event

During the second quarter of 2004, the Company announced that it would increase its subscription rates beginning in June 2004. The standard subscription plan will change from $19.95 to $21.99 per month.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, including statements regarding international expansion, developments in downloading, impacts arising from our price change, subscriber churn, disc usage, fulfillment expenses and liquidity. These statements are subject to risks and uncertainties that could cause actual results and events to differ, including: our ability to execute effectively expansion of our business into international markets and downloading; managerial, operational, administrative and financial resource constraints; competition; our ability to manage our growth, in particular managing our subscriber acquisition cost as well as the mix content delivered to our subscribers; our ability to attract new subscribers and retain existing subscribers; consumer spending on DVD players, DVDs and related products; and widespread consumer adoption of different modes of viewing in-home filmed entertainment. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of our 2003 annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2004.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this quarterly report on Form 10-Q, or to explain why actual results differ.

Our Business

We are the largest online movie rental subscription service in the United States, providing more than 1,932,000 subscribers access to a comprehensive library of more than 18,000 movie, television and other filmed entertainment titles. For a monthly standard subscription fee, our standard subscription plan allows subscribers to have three titles out at the same time with no due dates, late fees or shipping charges. Subscribers can view as many titles as they want in a month. Subscribers select titles at our Web site (www.netflix.com) aided by our proprietary recommendation service, receive them on DVD by first-class mail and return them to us at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in a subscriber’s queue. For a more detailed discussion of our business and the risks and uncertainties associated with our business, please refer to our 2003 annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2004.

On January 16, 2004, our Board of Directors approved a two-for-one split in the form of a stock dividend on all outstanding shares of our common stock. As a result of the stock split, our stockholders received one additional share for each share of common stock held on the record date of February 2, 2004. The additional shares of common stock were distributed on February 11, 2004.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include the following:

•	Subscriber Churn: Subscriber churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber additions, then divided by three months. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is why we include gross subscriber additions in the denominator. We grow our subscriber base either by adding new subscribers or by retaining existing subscribers. Subscriber churn is the key metric which allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plans. An increase in subscriber churn may signal a deterioration in the quality of our service, or it may signal an unfavorable behavioral change in the mix of new subscribers. Lower subscriber churn means higher customer retention, faster revenue growth and lower marketing expenses as a percent of revenues for any given level of subscriber acquisition.

•	Subscriber Acquisition Cost: Subscriber acquisition cost is defined as total marketing expense divided by total gross subscriber additions. Management reviews this metric closely to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis.

•	Gross Margin: Management reviews gross margin in conjunction with subscriber churn and subscriber acquisition cost to target a desired operating margin. For example, disc usage may increase, which depresses our gross margin. However, increased disc usage may result in higher subscriber satisfaction, which reduces subscriber churn and increases word-of-mouth advertising about our service. As a result, marketing expense may fall as a percent of revenues and operating margins rise, offsetting the impact of a reduction in gross margin. We can also make trade-offs between our DVD library investments which have an inverse relationship with subscriber churn and subscriber acquisition cost. For example, an increase in our DVD library investments may improve customer satisfaction and lower subscriber churn, and hence increase the number of new subscribers acquired via word-of-mouth. This in turn may allow us to accelerate our subscriber growth for a given level of marketing spending.

New Initiatives in 2004

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

In addition to our core focus, we are planning on executing the following new initiatives in 2004:

•	First, we are investing in expanding operations internationally. Our first international market is expected to be in the United Kingdom. Although we believe the United Kingdom is a good expansion market for us, we expect that international operations will, over time, contribute less than 20 percent of our revenues as the U.S. market continues to grow.

•	Second, we are investing resources on developing solutions for downloading movies to consumers. Our core strategy has been and remains to grow a large DVD subscription business; however, as technology and infrastructure develop to allow effective and convenient delivery of movies over the Internet, we intend to offer our subscribers the choice under one subscription of receiving their movies on DVD or by downloading, whichever they prefer. Although our solutions may be well in advance of meaningful demand for downloading services and we expect only modest consumer interest for the near term, we believe it will grow steadily over the next ten years.

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

Amortization of DVD Library and Upfront Costs

We acquire DVDs from studios and distributors through either direct purchases or revenue sharing agreements. The revenue sharing agreements enable us to obtain DVDs at a lower upfront cost than under traditional direct purchase arrangements. Under the revenue sharing agreements, we share a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, which is typically twelve months for each DVD title (hereinafter referred to as the “Title Term”). At the end of the Title Term, we have the option of either returning the DVD title to the studio or purchasing the title.

In addition, we remit an upfront payment to acquire titles from the studios and distributors under revenue sharing agreements. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with our DVD library amortization policy. This payment may also include a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is charged to expense as future revenue sharing obligations are incurred.

We amortize the cost of our DVD library, including the capitalized portion of the initial fixed license fee, on a “sum-of-the-months” accelerated basis over one year. We believe the use of the accelerated method is appropriate for the amortization of our DVD library and the initial fixed license fee because we normally experience heavy initial demand for a title, which subsides gradually once the initial demand has been satisfied.

Stock-Based Compensation

We account for stock-based compensation expenses in accordance with the fair value recognition provisions of SFAS No. 123. During the three months ended March 31, 2003 and 2004, we recorded total stock-based compensation expenses of $2.4 million and $4.4 million, respectively. The application of SFAS No. 123 requires significant judgment, including the determination of the expected life and volatility for stock options. To determine the expected life, we review the historical pattern of exercises of stock options. Prior to the third quarter of 2003, we granted stock options which generally vest over three to four-year periods. Since the third quarter of 2003, we began granting fully vested stock options to our employees on a monthly basis. As a result, we changed the expected life from 3.5 years to 1.5 years. In addition, our stock price has fluctuated significantly and has risen considerably in recent periods. These factors affect our assumptions used in determining the volatility. Given the volatile market conditions, it is difficult to forecast our stock-based compensation expenses, and changes in our assumptions could materially impact the amount of stock-based compensation expenses recorded in future periods.

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

	Three Months Ended
	March 31, 2003	March 31, 2004
Revenues:
Subscription	99.3%	99.5%
Sales	0.7	0.5

Total revenues	100.0	100.0
Cost of revenues:
Subscription	53.8	56.2
Sales	0.1	0.2

Total cost of revenues	53.9	56.4

Gross profit	46.1	43.6
Operating expenses:
Fulfillment	11.5	10.8
Technology and development	7.5	5.0
Marketing	23.7	26.6
General and administrative	4.0	3.1
Stock-based compensation	4.4	4.4

Total operating expenses	51.1	49.9

Operating loss	(5.0)	(6.3)
Other income (expense):
Interest and other income	1.0	0.5
Interest and other expense	(0.3)	—

Net loss	(4.3)%	(5.8)%

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2004

Revenues

	Three Months Ended
	March 31, 2003	March 31, 2004	Percent Change
	(in thousands, except percentages and average monthly subscription revenue per paying subscriber)
Revenues:
Subscription	$55,281	$99,823	80.6%
Sales	388	547	41.0%

Total revenues	$55,669	$100,370	80.3%

Average number of paying subscribers	903	1,631	80.6%
Average monthly subscription revenue per paying subscriber	$20.41	$20.40	—

We generate all our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably during each subscriber’s monthly subscription period. In addition, we generate a small portion of our revenues from the sale of used DVDs and recognize such revenues when the DVDs are shipped.

The increase in our subscription revenues for the three months ended March 31, 2004 in comparison with the same prior-year period was primarily attributable to an increase in the average number of paying subscribers as summarized in the table above.

We believe the increase in the number of paying subscribers was driven by the continuing consumer adoption of DVD players, increased consumer awareness of our service and continuing improvements in our service.

Subscriber churn declined to 4.7 percent in the first quarter of 2004 from 5.8 percent in the same prior-year period. We believe the decline was primarily attributable to two reasons:

•	First, as we grow, the ratio of new subscribers to total subscribers declines, leading to an increase in the average duration, or age, of the subscriber base. Based on our experience, new subscribers are actually more likely to cancel their subscriptions than older subscribers, and therefore, an increase in subscriber age tends to lead to reductions in subscriber churn.

•	Second, we continue to make improvements in a number of key areas, including: (1) increasing the in-stock rate and selection of titles as we expand our DVD library; (2) enhancing the Web site and recommendation service; and (3) expanding our nationwide network of shipping centers in order to reduce delivery time. We believe these improvements to our service increase subscriber satisfaction, which result in lower subscriber churn.

The following table presents our ending subscriber information:

	As of		Percent Change
	March 31, 2003	March 31, 2004
	(in thousands, except percentages)
Subscribers
Free subscribers	43	87	102.3%
Paid subscribers	1,009	1,845	82.9%

Total subscribers	1,052	1,932	83.7%

During the second quarter of 2004, we announced our plan to increase our subscription rates beginning in June 2004. Our standard subscription plan will change from $19.95 to $21.99 per month. We anticipate that following the announcement of the price change, subscriber churn may increase as some of our subscribers elect to cancel the service due to the increase in price. However, following this transitional period, we believe subscriber churn will return to the current levels and improve further through continued service enhancements. We can provide no assurance of this expected trend in subscriber churn given the uncertainty associated with subscriber reaction to our price change. As such, there may be long-term degradation in our ability to attract and retain subscribers, in which case our revenues will be adversely impacted.

Cost of Revenues

	Three Months Ended		Percent Change
	March 31, 2003	March 31, 2004
	(in thousands, except percentages)
Cost of revenues:
Subscription	$29,928	$56,444	88.6%
Sales	79	183	131.6%

Total cost of revenues	$30,007	$56,627	88.7%

Cost of subscription revenues consists of revenue sharing expenses, amortization of our DVD library, amortization of intangible assets related to equity investments issued to studios, and postage and packaging expenses related to shipping titles to paying subscribers. Costs related to free-trial subscribers are allocated to marketing expenses. Cost of DVD sales includes salvage value and revenue sharing expenses for used DVDs sold.

The increase in cost of subscription revenues for the three months ended March 31, 2004 in comparison with the same prior-year period was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 111 percent, which was driven by an 81 percent increase in the number of average paying subscribers coupled with a 17 percent increase in disc usage per average paying subscriber.

•	Postage and packaging expenses increased by $11.6 million, representing a 95 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers.

•	DVD amortization increased by $10.5 million, representing a 176 percent increase. This increase was primarily attributable to increased acquisitions for our DVD library.

•	Revenue sharing expenses increased by $4.6 million, representing a 42 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers and certain credits received from studios resulting from amendments to revenue sharing agreements.

Gross Profit and Gross Margin

	Three Months Ended
	March 31, 2003	March 31, 2004
	(in thousands, except percentages)
Gross profit	$25,662	$43,743
Gross margin	46.1%	43.6%

The decrease in gross margin for the three months ended March 31, 2004 in comparison with the same prior-year period was primarily due to a higher percentage of DVD amortization as a result of increased acquisitions for our library, coupled with a higher percentage of postage and packaging expenses as a result of an increase in disc usage per average paying subscriber. The decrease in gross margin was partially offset by a lower percentage of revenue sharing expenses as a result of our rental mix shifting proportionately in favor of purchased titles and away from titles subject to revenue sharing agreements. In addition, gross margin for the three months ended March 31, 2004 was favorably impacted by certain credits received from studios resulting from amendments to revenue sharing agreements.

We believe the increase in disc usage per average paying subscriber was driven by several factors, including a decrease in delivery time of DVDs to and from our subscribers and the success of our recommendation services, all of which have helped change subscriber behavior associated with the use of our service and allowed our subscribers to rent more movies on a monthly basis. If disc usage per average paying subscriber continues to increase, our gross margin will further be affected negatively.

Operating Expenses:

Fulfillment

	Three Months Ended		Percent Change
	March 31, 2003	March 31, 2004
	(in thousands, except percentages)
Fulfillment	$6,383	$10,790	69.0%
As a percentage of revenues	11.5%	10.8%

Fulfillment expenses represent those expenses incurred in operating and staffing our shipping and customer service centers, including costs attributable to receiving, inspecting and warehousing our library. Fulfillment expenses also include credit card fees and other collection-related expenses.

The increase in fulfillment expenses in absolute dollars for the three months ended March 31, 2004 in comparison with the same prior-year period was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our customer service and shipping centers, coupled with an increase in credit card fees as a result of the increase in subscriptions. As a percentage of revenues, fulfillment expenses decreased primarily due to a combination of an increasing revenue base and improvements in our fulfillment productivity due to our continued efforts to refine and streamline our fulfillment operations.

As we continue to expand and refine our fulfillment operations, we may see a further increase in disc usage by our subscribers. If our subscriber retention does not increase or our operating margins do not improve to the extent necessary to offset the effect of increased fulfillment expenses, our operating results would be adversely affected. In addition, the rate of improvement in our fulfillment productivity may decrease in future periods as we reach diminishing marginal returns on the refinements and streamlining efforts to our operations.

Technology and Development

	Three Months Ended		Percent Change
	March 31, 2003	March 31, 2004
	(in thousands, except percentages)
Technology and development	$4,183	$5,039	20.5%
As a percentage of revenues	7.5%	5.0%

Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web site, recommendation service, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data. We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience.

The increase in technology and development expenses in absolute dollars for the three months ended March 31, 2004 in comparison with the same prior-year period was primarily the result of an increase in personnel-related costs. As a percentage of revenues, technology and development expenses decreased primarily due to a greater increase in revenues than technology and development expenses.

Marketing

	Three Months Ended		Percent Change
	March 31, 2003	March 31, 2004
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$13,207	$26,693	102.1%
As a percentage of revenues	23.7%	26.6%
Other data:
Gross subscriber additions	417	760	82.3%
Subscriber acquisition cost	$31.67	$35.12	10.9%

Marketing expenses consist of marketing program expenditures and other promotional activities, including revenue sharing costs, postage and packaging costs, and library amortization related to free-trial periods.

The increase in marketing expenses in absolute dollars for the three months ended March 31, 2004 in comparison with the same-prior year period was primarily attributable to an increase in marketing program costs, primarily relating to online and television advertising. In addition, personnel-related costs increased in order to support the higher volume of marketing activities. Subscriber acquisition cost increased primarily as a result of an increase in marketing program spending, partially offset by the continued growth of word-of-mouth as a source of subscriber acquisitions and lower personnel-related costs on a per-acquired subscriber basis. As a percentage of revenues, the increase in marketing expenses was primarily due to a greater increase in marketing expenses than revenues.

General and Administrative

	Three Months Ended		Percent Change
	March 31, 2003	March 31, 2004
	(in thousands, except percentages)
General and administrative	$2,248	$3,136	39.5%
As a percentage of revenues	4.0%	3.1%

General and administrative expenses consist of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting and professional fees and other general corporate expenses.

The increase in general and administrative expenses in absolute dollars for the three months ended March 31, 2004 in comparison with the same prior-year period was primarily attributable to an increase in personnel-related costs, as well as an increase in insurance costs and professional fees, to support our growing operations. As a percentage of revenues, the decrease in general and administrative expenses was primarily due to a greater increase in revenues than general and administrative expenses.

Stock-Based Compensation

	Three Months Ended		Percent Change
	March 31, 2003	March 31, 2004
	(in thousands, except percentages)
Stock-based compensation	$2,406	$4,435	84.3%
As a percentage of revenues	4.4%	4.4%

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

During the third quarter of 2003, we began granting fully vested stock options to our employees on a monthly basis. Stock-based compensation expenses associated with these stock options are immediately recognized. For stock options granted prior to the third quarter of 2003 with three to four-year vesting periods, we continue to amortize the deferred compensation associated with these stock options over their remaining vesting periods.

The increase in stock-based compensation expenses in absolute dollars for the three months ended March 31, 2004 in comparison with the same prior-year period was primarily due to higher expenses resulting from the fully vested monthly stock options granted during the current period, coupled with a rising stock price.

We apply the Black-Scholes option-pricing model to value our stock option grants. As such, the calculation of our stock-based compensation expenses is highly sensitive to the market price of our common stock on the date of grant. Our stock price has been volatile and, as such, it is difficult to predict our stock-based compensation expenses in future periods.

Other Income (Expense):

Interest and Other Income

	Three Months Ended		Percent Change
	March 31, 2003	March 31, 2004
	(in thousands, except percentages)
Interest and other income	$581	$591	1.7%
As a percentage of revenues	1.0%	0.5%

Interest and other income consist primarily of interest earned on our cash and cash equivalents and short-term investments. The slight increase in interest and other income during the three months ended March 31, 2004 in comparison with the same prior-year period was primarily due to higher average cash and investment balances, partially offset by the decline in interest rates.

Interest and Other Expense

	Three Months Ended		Percent Change
	March 31, 2003	March 31, 2004
	(in thousands, except percentages)
Interest and other expense	$(191)	$(31)	(83.8)%
As a percentage of revenues	(0.3)%	—

Interest and other expense consist primarily of interest expense related to our interest-bearing obligations. The decline in interest and other expense during the three months ended March 31, 2004 in comparison with the same prior-year period was primarily due to lower interest expense as a result of a reduction in interest-bearing obligations.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, our initial public offering and net cash generated from operating activities. As of March 31, 2004, we had cash and cash equivalents of $100.2 million and short-term investments of $46.0 million. We have generated net cash from operations during each quarter since the second quarter of 2001 despite our rapid growth. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

The following table summarizes our cash flow activities:

	Three Months Ended
	March 31, 2003	March 31, 2004
	(in thousands)
Net cash provided by operating activities	$12,827	$33,800
Net cash used in investing activities	(7,755)	(25,214)
Net cash provided by financing activities	1,142	1,708

The increase in net cash provided by operating activities for the three months ended March 31, 2004 in comparison with the same prior-year period was primarily attributable to a net loss, adjusted for a non-cash increase in amortization of our DVD library as a result of increased purchases of titles, an increase in accounts payable as a result of our growing operations, an increase in deferred revenue due to a larger subscriber base and a non-cash increase in stock-based compensation expenses.

The increase in net cash used in investing activities for the three months ended March 31, 2004 in comparison with the same prior-year period was primarily attributable to an increase in the acquisitions of DVDs to support our growing subscriber base and an increase in the purchases of property and equipment to support our growing operations.

The increase in net cash provided by financing activities for the three months ended March 31, 2004 in comparison with the same prior-year period was primarily attributable to an increase in the proceeds from the issuance of common stock through our employee stock plans and a decrease in the repayment of debt and other obligations.

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

Recent Accounting Pronouncements

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of Emerging Issues Task Force (“EITF”) Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF Issuance No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material impact our financial position, results of operations or cash flows.

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51, which addresses the requirement for the consolidation by business enterprises of variable interest entities as defined in the Interpretation. In December 2003, the FASB issued a revised Interpretation No. 46 (“FIN 46R”), which expands the criteria for consideration in determining whether a variable interest entity should be consolidated. Public companies must apply FIN 46R to variable interest entities considered to be special purpose entities no later than the end of the first reporting period that ended after December 15, 2003, and no later than the first reporting period that ended after March 15, 2004 for all other entities. The application of FIN 46R did not have an impact on our financial statements, as we do not engage in transactions with any variable interest entities.

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

As of March 31, 2004, our short-term investments were invested in the Vanguard Short-Term Bond Index Fun—Admiral Shares (the “Fund”). The target index for the Fund, the Lehman Brothers 1-5 Year Government/Credit Index, is comprised of U.S Treasury and agency securities and investment-grade corporate bonds with maturities of one to five years. As of March 31, 2004, the cost, unrealized gain and market value of our short-term investments were $45,065,000, $949,000 and $46,014,000, respectively.

The following table presents the hypothetical changes in the fair value of our short-term investments as a result of changes in interest rates:

	Fair Value Given an Interest Rate Decrease of “X” Basis Points (“BPS”)		Fair Value as of March 31, 2004	Fair Value Given an Interest Rate Increase of “X” BPS
	(100) BPS	(50) BPS		50 BPS	100 BPS	150 BPS
	(in thousands)
Short-term investments	$47,164	$46,589	$46,014	$45,438	$44,863	$44,288

Item 4.	Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. We believe that a control system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the control system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, could be detected within a company.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(b) Reports on Form 8-K:

On January 21, 2004, we furnished a current report on Form 8-K under Item 12 regarding the announcement of our financial results for the quarter ended December 31, 2003 and included a copy of the press release under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: April 30, 2004	By:	/s/ REED HASTINGS

Reed Hastings Chief Executive Officer

Dated: April 30, 2004	By:	/s/ BARRY MCCARTHY

Barry McCarthy Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 14, 2002

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	July 31, 2003

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7	Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8	Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002

10.9	Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10	Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13	Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002

10.14**	Strategic Marketing Agreement between the registrant and Best Buy Co., as amended	10-Q	000-49802	10.14 & 10.15	November 14, 2002

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Confidential treatment granted on portions of these exhibits.