Form 10-Q
period 2004-06-30
NETFLIX INC
filed 2004-08-02
CIK 1065280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 19, 2004, there were 52,151,951 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Netflix, Inc.

Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Revenues:
Subscription	$63,071	$119,710	$118,352	$219,533
Sales	116	611	504	1,158

Total revenues	63,187	120,321	118,856	220,691
Cost of revenues:
Subscription	35,148	69,604	65,076	126,048
Sales	93	184	172	367

Total cost of revenues	35,241	69,788	65,248	126,415

Gross profit	27,946	50,533	53,608	94,276
Operating expenses:
Fulfillment*	7,221	14,373	13,604	25,163
Technology and development*	4,123	5,652	8,306	10,691
Marketing*	9,957	20,477	23,164	47,170
General and administrative*	2,093	3,280	4,341	6,416
Stock-based compensation	1,704	4,134	4,110	8,569

Total operating expenses	25,098	47,916	53,525	98,009

Operating income (loss)	2,848	2,617	83	(3,733)
Other income (expense):
Interest and other income	560	304	1,141	895
Interest and other expense	(95)	(30)	(286)	(61)

Net income (loss)	$3,313	$2,891	$938	$(2,899)

Net income (loss) per share:
Basic	$0.07	$0.06	$0.02	$(0.06)

Diluted	$0.05	$0.04	$0.02	$(0.06)

Weighted-average common shares outstanding:
Basic	47,296	51,898	46,385	51,590

Diluted	61,624	64,975	60,272	51,590

* Amortization of stock-based compensation not included in expense line items:

Fulfillment	$207	$465	$540	$976
Technology and development	654	1,866	1,489	3,492
Marketing	269	582	697	1,146
General and administrative	574	1,221	1,384	2,955

Total stock-based compensation	$1,704	$4,134	$4,110	$8,569

See accompanying notes to financial statements.

Netflix, Inc.

Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	December 31, 2003	June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$89,894	$153,444
Short-term investments	45,297	—
Prepaid expenses	2,231	2,422
Prepaid revenue sharing expenses	905	2,214
Other current assets	619	641

Total current assets	138,946	158,721
DVD library, net	22,238	30,256
Intangible assets, net	2,948	1,868
Property and equipment, net	9,772	11,053
Deposits	1,272	1,481
Other assets	836	814

Total assets	$176,012	$204,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,654	$42,552
Accrued expenses	11,625	13,852
Deferred revenue	18,324	25,251
Current portion of capital lease obligations	416	253

Total current liabilities	63,019	81,908
Deferred rent	241	379
Capital lease obligations, less current portion	44	—

Total liabilities	63,304	82,287
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 and 160,000,000 shares authorized at December 31, 2003 and June 30, 2004, respectively; 50,849,370 and 52,121,300 shares issued and outstanding at December 31, 2003 and June 30, 2004, respectively	51	52
Additional paid-in capital	270,836	282,278
Deferred stock-based compensation	(5,482)	(4,232)
Accumulated other comprehensive income	596	—
Accumulated deficit	(153,293)	(156,192)

Total stockholders’ equity	112,708	121,906

Total liabilities and stockholders’ equity	$176,012	$204,193

See accompanying notes to financial statements.

Netflix, Inc.

Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Cash flows from operating activities:
Net income (loss)	$3,313	$2,891	$938	$(2,899)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,140	1,323	2,473	2,575
Amortization of DVD library	9,392	21,141	16,012	39,268
Amortization of intangible assets	808	454	1,617	1,080
Stock-based compensation expense	1,704	4,134	4,110	8,569
Loss on disposal of short-term investments	—	274	—	274
Gain on disposal of DVDs	(94)	(427)	(461)	(791)
Non-cash interest expense	36	11	68	22
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(398)	(2,521)	205	(1,522)
Accounts payable	5,791	(631)	7,659	9,898
Accrued expenses	769	1,391	1,192	2,227
Deferred revenue	1,167	3,755	2,651	6,927
Deferred rent	(8)	171	(17)	138

Net cash provided by operating activities	23,620	31,966	36,447	65,766

Cash flows from investing activities:
Purchases of short-term investments	(363)	(222)	(743)	(586)
Proceeds from sale of short-term investments	—	45,013	—	45,013
Purchases of property and equipment	(2,400)	(2,048)	(2,961)	(3,856)
Acquisitions of DVD library	(17,027)	(24,083)	(23,436)	(47,653)
Proceeds from sale of DVDs	116	611	504	1,158
Deposits and other assets	20	(168)	(773)	(187)

Net cash provided by (used in) investing activities	(19,654)	19,103	(27,409)	(6,111)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,496	2,305	3,045	4,124
Principal payments on capital lease and other obligations	(261)	(118)	(668)	(229)

Net cash provided by financing activities	1,235	2,187	2,377	3,895

Net increase in cash and cash equivalents	5,201	53,256	11,415	63,550
Cash and cash equivalents, beginning of period	66,028	100,188	59,814	89,894

Cash and cash equivalents, end of period	$71,229	$153,444	$71,229	$153,444

See accompanying notes to financial statements.

Netflix, Inc.

Notes to Financial Statements

(in thousands, except shares, per share data and percentages)

Description of Business

Netflix, Inc. (the “Company” or “we”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is an online movie rental subscription service, providing subscribers with access to a comprehensive library of titles. For a monthly subscription fee under the standard plan, subscribers can rent as many digital video discs (“DVDs”) as they want, with three movies out at a time, and keep them for as long as they like. There are no due dates and no late fees. DVDs are delivered directly to the subscriber’s address by first-class mail from distribution centers throughout the United States. The Company also provides background information on the Company’s Web site (www.netflix.com) on DVD releases, including critic reviews, member reviews, online trailers, ratings and personalized movie recommendations.

Basis of Presentation

The accompanying interim financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the balance sheets, results of operations and cash flows for the periods presented. These financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2003 annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2004. Operating results for the three and six months ended June 30, 2004 may not be indicative of future operating results.

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

Fair Value of Financial Instruments

The fair value of the Company’s cash, accounts payable, accrued expenses and borrowings approximates their carrying value due to their short maturity.

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

Restricted Cash

As of June 30, 2004, other assets included restricted cash of $800 related to a workers’ compensation insurance deposit.

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

During the second quarter of 2004, the Company completed the sale of its short-term investments and recorded a realized loss of $274 from the transaction. All proceeds from the sale were re-invested in the Company’s money market fund, which is classified as cash equivalents.

Capitalized Software Costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized software costs are included in property and equipment, net and are amortized over the estimated useful life of the software, which is generally one year.

DVD Library

The Company acquires DVDs from studios and distributors through either direct purchases or revenue sharing agreements. The revenue sharing agreements enable the Company to obtain DVDs at a lower upfront cost than under traditional direct purchase arrangements. Under the revenue sharing agreements, the Company shares a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, or the Title Term, which is typically twelve months for each DVD title. At the end of the Title Term, the Company has the option of either returning the DVD title to the studio or purchasing the title.

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

Netflix, Inc.

Notes to Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

DVD library and accumulated amortization consisted of the following:

	As of
	December 31, 2003	June 30, 2004
DVD library, gross	$114,186	$161,472
Less accumulated amortization	(91,948)	(131,216)

DVD library, net	$22,238	$30,256

Intangible Assets

Intangible assets and accumulated amortization consisted of the following:

	As of
	December 31, 2003	June 30, 2004
Studio intangibles	$11,528	$11,528
Strategic marketing alliance intangibles	416	416

Intangible assets, gross	11,944	11,944
Less accumulated amortization	(8,996)	(10,076)

Intangible assets, net	$2,948	$1,868

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

The Company’s obligation to maintain the studios’ equity interests at an aggregate of 6.02 percent of the Company’s fully diluted equity securities outstanding terminated immediately prior to its initial public offering in May 2002. The studios’ Series F Preferred Stock automatically converted into an aggregate of 3,192,830 shares of common stock upon the closing of the Company’s initial public offering.

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

Technology and Development

Technology and development expenses consist of payroll and related costs incurred in developing, testing, maintaining and modifying the Company’s Web site, recommendation service, downloading solutions, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation on computer hardware and capitalized software.

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

Fair value was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Dividend yield	0%	0%	0%	0%
Expected volatility	70%	65%	66% - 70%	65% - 70%
Risk-free interest rate	2.13%	1.47% - 2.31%	2.13% - 2.36%	1.47% - 2.31%
Expected life (in years)	3.5	1.0 - 2.5	3.5	1.0 - 2.5

In estimating expected volatility, the Company considered historical volatility, volatility in market-traded options on its common stock and other relevant factors in accordance with SFAS No. 123. The Company will continue to monitor these and other relevant factors used to estimate expected volatility for future option grants.

In addition, the Company bases its expected life assumption on historical experience as well as the terms and vesting periods of the options granted. Beginning with the second quarter of 2004, the Company bifurcated its option grants into two employee groupings who have exhibited different exercise behavior and changed the estimate of the expected life from 1.5 years for all option grants in the first quarter of 2004 to 1 year for one group and 2.5 years for the other group in the second quarter of 2004. Had the Company continued to use the expected life of 1.5 years for all option grants in the second quarter of 2004, stock-based compensation expense would have decreased by approximately $234, basic net income per share would have remained unchanged, and diluted net income per share would have increased by $0.01 per share.

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

Net Income (Loss) Per Share

Basic net income (loss) per share, and diluted net loss per share, are computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method.

The shares used in the computation of net income (loss) per share are as follows (rounded to the nearest thousand):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Weighted-average shares - basic	47,296,000	51,898,000	46,385,000	51,590,000
Effect of dilutive potential common shares:
Warrants	9,502,000	8,700,000	9,194,000	—
Employee stock options	4,826,000	4,377,000	4,693,000	—

Weighted-average shares - diluted	61,624,000	64,975,000	60,272,000	51,590,000

Netflix, Inc.

Notes to Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

For the three months ended June 30, 2003 and 2004, and for the six months ended June 30, 2003, warrants and employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the six months ended June 30, 2004, all potential common shares have been excluded from the diluted calculation because the Company was in a net loss position, and their inclusion would have been anti-dilutive. The following table summarizes the outstanding potential common shares excluded from the diluted calculation (rounded to the nearest thousand):

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Warrants	66,000	—	126,000	9,190,000
Employee stock options	88,000	362,000	68,000	5,377,000

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss) and net unrealized gains (losses) on available-for-sale investments. The balance in accumulated other comprehensive income consists of accumulated net unrealized gains on available-for-sale investments. During the second quarter of 2004, the Company liquidated all of its available-for-sale investments.

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Net income (loss)	$3,313	$2,891	$938	$(2,899)
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investments	429	(949)	557	(596)
Reclassification adjustment for losses included in net income (loss)	—	274	—	274

Comprehensive income (loss)	$3,742	$2,216	$1,495	$(3,221)

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

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. EITF Issue No. 03-1 developed a basic three-step model to evaluate whether an impairment is other-than-temporary. The provisions are effective for reporting periods beginning after June 15, 2004, and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The Company liquidated all of its short-term investments in the second quarter of 2004 and, therefore, does not expect the adoption of EITF Issue No. 03-1 to have a material effect on its results of operations and financial condition.

Netflix, Inc.

Notes to Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material impact on the Company’s financial position, results of operations or cash flows.

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

Subsequent Event

In July 2004, purported securities class actions were filed in the United States District Court for the Northern District of California against the Company and several of its officers. The complaints allege violations of the federal securities laws and seek unspecified damages on behalf of a class of purchasers of the Company’s common stock between October 1, 2003 and July 15, 2004. The Company has not been served with the complaints but intends to vigorously defend against such suits. An unfavorable outcome of this litigation could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, including statements regarding international expansion, developments in downloading, revenue per subscriber, impacts arising from our price change, subscriber churn, movie rentals, subscriber acquisition cost and liquidity. These statements are subject to risks and uncertainties that could cause actual results and events to differ, including: our ability to execute effectively expansion of our business into international markets and downloading; managerial, operational, administrative and financial resource constraints; legal costs associated with defending litigation matters; competition; our ability to manage our growth, in particular managing our subscriber acquisition cost as well as the mix content delivered to our subscribers; our ability to attract new subscribers and retain existing subscribers; consumer spending on DVD players, DVDs and related products; and widespread consumer adoption of different modes of viewing in-home filmed entertainment. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of our 2003 annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2004.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this quarterly report on Form 10-Q, or to explain why actual results differ.

Our Business

We are the largest online movie rental subscription service in the United States, providing more than 2,093,000 subscribers access to a comprehensive library of more than 25,000 movie, television and other filmed entertainment titles. For a monthly subscription fee, our standard subscription plan allows subscribers to have three titles out at the same time with no due dates, late fees or shipping charges. Subscribers can view as many titles as they want in a month. Subscribers select titles at our Web site (www.netflix.com) aided by our proprietary recommendation service, receive them on DVD by first-class mail and return them to us at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in a subscriber’s queue. For a more detailed discussion of our business and the risks and uncertainties associated with our business, please refer to our 2003 annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2004.

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

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include the following:

•	Subscriber Churn: Subscriber churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber additions, then divided by three months. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is why we include gross subscriber additions in the denominator. We grow our subscriber base either by adding new subscribers or by retaining existing subscribers. Subscriber churn is the key metric which allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plans. An increase in subscriber churn may signal a deterioration in the quality of our service, or it may signal an unfavorable behavioral change in the mix of new subscribers. Lower subscriber churn means higher customer retention, faster revenue growth and lower marketing expenses as a percent of revenues for any given level of subscriber acquisition.

•	Subscriber Acquisition Cost: Subscriber acquisition cost is defined as total marketing expense divided by total gross subscriber additions. Management reviews this metric closely to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis.

•	Gross Margin: Management reviews gross margin in conjunction with subscriber churn and subscriber acquisition cost to target a desired operating margin. For example, movie rentals per average paying subscriber may increase, which depresses our gross margin. However, increased movie rentals per average paying subscriber may result in higher subscriber satisfaction, which reduces subscriber churn and increases word-of-mouth advertising about our service. As a result, marketing expense may fall as a percentage of revenues and operating margins rise, offsetting the impact of a reduction in gross margin. We can also make trade-offs between our DVD library investments which have an inverse relationship with subscriber churn and subscriber acquisition cost. For example, an increase in our DVD library investments may improve customer satisfaction and lower subscriber churn, and hence increase the number of new subscribers acquired via word-of-mouth. This in turn may allow us to accelerate our subscriber growth for a given level of marketing spending.

Initiatives in 2004

In the current year, we will continue to focus on our online DVD rental subscription service in the United States. In addition to our core focus, we are planning on executing the following initiatives in 2004:

•	First, we are investing in expanding our operations internationally. We will be testing our system infrastructure in the United Kingdom in the third quarter and plan to launch our online DVD rental subscription service operations in the fourth quarter. Although we believe the United Kingdom is a good expansion market for us, we expect that international operations will, over time, contribute less than 20 percent of our revenues as the U.S. market continues to grow. We anticipate incurring operating losses in establishing our United Kingdom operations of approximately $4 to $6 million for the remainder of 2004 and approximately $5 to $8 million a quarter in 2005. Several competitors have already launched online subscription models in the United Kingdom, including Blockbuster. While we believe that our knowledge base and capital resources will enable us to successfully commence operations in the United Kingdom and become a market leader, we may not succeed in such efforts and achieve our subscriber acquisition or operating goals. Our revenues from the United Kingdom operations may not exceed the cost of establishing and maintaining such operations and therefore, the operation may not be profitable on a sustained basis. In addition, our international expansion may strain our managerial, operational, administrative and financial resources.

•	Second, we are investing resources to develop solutions for downloading movies to consumers. Our core strategy has been and remains to grow a large DVD subscription business; however, as technology and infrastructure develop to allow effective and convenient delivery of movies over the Internet, we intend to offer our subscribers the choice under one subscription of receiving their movies on DVD or by downloading, whichever they prefer. Although our solutions may be well in advance of meaningful demand for downloading services and we expect only modest consumer interest for the near term, we believe the demand for this technology will grow steadily over the next ten years.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Amortization of DVD Library and Upfront Costs

We acquire DVDs from studios and distributors through either direct purchases or revenue sharing agreements. The revenue sharing agreements enable us to obtain DVDs at a lower upfront cost than under traditional direct purchase arrangements. Under the revenue sharing agreements, we share a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, or the Title Term, which is typically twelve months for each DVD title. At the end of the Title Term, we have the option of either returning the DVD title to the studio or purchasing the title.

In addition, we remit an upfront payment to acquire titles from the studios and distributors under revenue sharing agreements. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with our DVD library amortization policy. In some cases, this payment also includes a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is charged to expense as future revenue sharing obligations are incurred.

We amortize the cost of our DVD library, including the capitalized portion of the initial fixed license fee, on a “sum-of-the-months” accelerated basis over one year. We believe the use of the accelerated method is appropriate for the amortization of our DVD library and the initial fixed license fee because we normally experience heavy initial demand for a title, which subsides gradually once the initial demand has been satisfied. We periodically evaluate the useful lives of our DVD library for amortization purposes.

Stock-Based Compensation

We account for stock-based compensation expenses in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. The application of SFAS No. 123 requires significant judgment, including the determination of the expected life and volatility for stock options. To determine the expected life, we review the historical pattern of exercises of stock options as well as the terms and vesting periods of the options granted. In addition, our stock price has fluctuated significantly in recent periods, which affects our assumptions used in determining the volatility. We periodically review the assumptions used and changes in our assumptions could materially impact the amount of stock-based compensation expenses recorded in future periods.

Income Taxes

We record a tax provision, if any, for the anticipated tax consequences of our reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

No tax expense has yet been recorded because of our operating losses. Our deferred tax assets, primarily the tax benefits of these loss carryfowards, have been offset by a full valuation allowance because of our history of losses. If we subsequently determine that some or all deferred tax assets that were previously offset by a valuation allowance are realizable, the result would be a positive adjustment to earnings in the period such determination is made. We could have an income tax provision in future quarters if we become profitable for the current year and are subject to the corporate alternative minimum tax, or if we incur foreign taxes as a result of our international expansion.

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

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Revenues:
Subscription	99.8%	99.5%	99.6%	99.5%
Sales	0.2	0.5	0.4	0.5

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Subscription	55.6	57.8	54.8	57.1
Sales	0.2	0.2	0.1	0.2

Total cost of revenues	55.8	58.0	54.9	57.3

Gross profit	44.2	42.0	45.1	42.7
Operating expenses:
Fulfillment	11.4	11.9	11.4	11.4
Technology and development	6.5	4.7	7.0	4.8
Marketing	15.8	17.0	19.5	21.4
General and administrative	3.3	2.7	3.7	2.9
Stock-based compensation	2.7	3.5	3.4	3.9

Total operating expenses	39.7	39.8	45.0	44.4

Operating income (loss)	4.5	2.2	0.1	(1.7)
Other income (expense):
Interest and other income	0.9	0.2	0.9	0.4
Interest and other expense	(0.2)	—	(0.2)	—

Net income (loss)	5.2%	2.4%	0.8%	(1.3)%

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2004

Revenues

	Three Months Ended			Six Months Ended
	June 30, 2003	June 30, 2004	Percent Change	June 30, 2003	June 30, 2004	Percent Change
	(in thousands, except percentages and average monthly subscription revenue per paying subscriber)
Revenues:
Subscription	$63,071	$119,710	89.8%	$118,352	$219,533	85.5%
Sales	116	611	426.7%	504	1,158	129.8%

Total revenues	$63,187	$120,321	90.4%	$118,856	$220,691	85.7%

Average number of paying subscribers	1,055	1,933	83.2%	979	1,781	81.9%
Average monthly subscription revenue per paying subscriber	$19.93	$20.64	3.6%	$20.15	$20.54	1.9%

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably during each subscriber’s monthly subscription period. In addition, we generate a small portion of our revenues from the sale of used DVDs and recognize such revenues when the DVDs are shipped.

The increase in our subscription revenues for the three and six months ended June 30, 2004 in comparison with the same prior-year periods was primarily attributable to an increase in the average number of paying subscribers as summarized in the table above. We believe the increase in the number of paying subscribers was driven by the continuing consumer adoption of DVD players, increased consumer awareness of our service and continuing improvements in our service. In addition, the increase in our subscription revenues was partially attributable to a slight increase in the average monthly subscription revenue per paying subscriber, as a small percentage of paying subscribers migrated to service plans with higher monthly subscription fees. As a result of our price increase implemented in June 2004, we expect the average monthly subscription revenue per paying subscriber will rise in the third quarter of 2004.

Subscriber churn was 5.6 percent in the second quarter of 2004, unchanged from the second quarter of 2003. Although subscriber churn declined gradually from 5.6 percent during the second quarter of 2003 to 4.7 percent during the first quarter of 2004, we saw a rise back to 5.6 percent during the second quarter of 2004. We believe this increase in subscriber churn was primarily driven by an increase in our subscriber cancellation rate resulting from subscriber reaction to our announced price increase. While we remain in a transitional period following the price increase, it appears that the subscriber cancellation rate has returned to the rate and pattern we experienced in the comparable period last year. We believe that subscriber churn will improve over the next two quarters; however, we can provide no assurance of this expected trend given the uncertainty associated with subscriber reaction to our price change. In addition, Blockbuster rolled out its store-based subscription program on a nationwide basis and recently began a beta test of its online subscription service. If we are unable to compete effectively against Blockbuster and other competitors, such as Wal-Mart and Hollywood Entertainment, in both retaining our existing subscribers and attracting new subscribers, our subscriber churn may increase and our business will be adversely affected.

The following table presents our ending subscriber information:

	As of
	June 30, 2003	June 30, 2004	Percent Change
	(in thousands, except percentages)
Subscribers:
Free subscribers	46	69	50.0%
Paid subscribers	1,101	2,024	83.8%

Total subscribers, end of period	1,147	2,093	82.5%

Cost of Revenues

	Three Months Ended			Six Months Ended
	June 30, 2003	June 30, 2004	Percent Change	June 30, 2003	June 30, 2004	Percent Change
	(in thousands, except percentages)
Cost of revenues:
Subscription	$35,148	$69,604	98.0%	$65,076	$126,048	93.7%
Sales	93	184	97.8%	172	367	113.4%

Total cost of revenues	$35,241	$69,788	98.0%	$65,248	$126,415	93.7%

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

The increase in cost of subscription revenues for the three months ended June 30, 2004 in comparison with the same prior-year period was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 115 percent, which was driven by an 83 percent increase in the number of average paying subscribers coupled with a 17 percent increase in monthly movie rentals per average paying subscriber from 5.6 movies to 6.6 movies.

•	Postage and packaging expenses increased by $14.2 million, representing a 102 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the per-unit postage and package cost.

•	DVD amortization increased by $11.0 million, representing a 126 percent increase. This increase was primarily attributable to increased acquisitions for our DVD library.

•	Revenue sharing expenses increased by $9.5 million, representing an 80 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers.

The increase in cost of subscription revenues for the six months ended June 30, 2004 in comparison with the same prior-year period was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 113 percent, which was driven by an 82 percent increase in the number of average paying subscribers coupled with a 17 percent increase in monthly movie rentals per average paying subscriber from 5.7 movies to 6.6 movies.

•	Postage and packaging expenses increased by $25.8 million, representing a 99 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the per-unit postage and package cost.

•	DVD amortization increased by $21.5 million, representing a 146 percent increase. This increase was primarily attributable to increased acquisitions for our DVD library.

•	Revenue sharing expenses increased by $14.1 million, representing a 62 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers and certain credits received from studios resulting from amendments to revenue sharing agreements.

Gross Profit and Gross Margin

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
	(in thousands, except percentages)
Gross profit	$27,946	$50,533	$53,608	$94,276
Gross margin	44.2%	42.0%	45.1%	42.7%

The decrease in gross margin for the three and six months ended June 30, 2004 in comparison with the same prior-year periods was primarily due to a higher percentage of DVD amortization as a result of increased acquisitions for our library, coupled with a higher percentage of postage and packaging expenses as a result of an increase in movie rentals per average paying subscriber. The decrease in gross margin was partially offset by a lower percentage of revenue sharing expenses as a result of our rental mix shifting proportionately in favor of purchased titles and away from titles subject to revenue sharing agreements. In addition, the decrease in gross margin for the six months ended June 30, 2004 was partially offset by certain credits received from studios resulting from amendments to revenue sharing agreements.

We believe the increase in movie rentals per average paying subscriber was driven by several factors, including a decrease in delivery time of DVDs to and from our subscribers and the success of our recommendation services, all of which have helped change subscriber behavior associated with the use of our service and allowed our subscribers to rent more movies on a monthly basis. If movie rentals per average paying subscriber continue to increase, our gross margin will be adversely affected.

Operating Expenses:

Fulfillment

	Three Months Ended			Six Months Ended
	June 30, 2003	June 30, 2004	Percent Change	June 30, 2003	June 30, 2004	Percent Change
	(in thousands, except percentages)
Fulfillment	$7,221	$14,373	99.0%	$13,604	$25,163	85.0%
As a percentage of revenues	11.4%	11.9%		11.4%	11.4%

Fulfillment expenses represent those expenses incurred in operating and staffing our shipping and customer service centers, including costs attributable to receiving, inspecting and warehousing our library. Fulfillment expenses also include credit card fees and other collection-related expenses.

The increase in fulfillment expenses in absolute dollars for the three and six months ended June 30, 2004 in comparison with the same prior-year periods was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our customer service and shipping centers, coupled with an increase in credit card fees as a result of the increase in subscriptions. In addition, the increase in fulfillment expenses was attributable to an increase in facility-related costs resulting from the relocation or expansion of certain of our shipping centers and the addition of new ones.

As we continue to expand and refine our fulfillment operations, we may see a further increase in movie rentals by our subscribers. If our subscriber retention does not increase or our operating margins do not improve to the extent necessary to offset the effect of increased fulfillment expenses, our operating results would be adversely affected.

Technology and Development

	Three Months Ended			Six Months Ended
	June 30, 2003	June 30, 2004	Percent Change	June 30, 2003	June 30, 2004	Percent Change
	(in thousands, except percentages)
Technology and development	$4,123	$5,652	37.1%	$8,306	$10,691	28.7%
As a percentage of revenues	6.5%	4.7%		7.0%	4.8%

Technology and development expenses consist of payroll and related expenses we incur related to developing, testing, maintaining and modifying our Web site, recommendation service, downloading solutions, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation on computer hardware and capitalized software we use to run our Web site and store our data. We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience.

The increase in technology and development expenses in absolute dollars for the three and six months ended June 30, 2004 in comparison with the same prior-year periods was primarily the result of an increase in personnel-related costs. As a percentage of revenues, technology and development expenses decreased primarily due to a greater increase in revenues than technology and development expenses.

Marketing

	Three Months Ended			Six Months Ended
	June 30, 2003	June 30, 2004	Percent Change	June 30, 2003	June 30, 2004	Percent Change
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$9,957	$20,477	105.7%	$23,164	$47,170	103.6%
As a percentage of revenues	15.8%	17.0%		19.5%	21.4%

Other data:
Gross subscriber additions	327	583	78.3%	744	1,343	80.5%
Subscriber acquisition cost	$30.45	$35.12	15.3%	$31.13	$35.12	12.8%

Marketing expenses consist of marketing program expenditures and other promotional activities, including revenue sharing costs, postage and packaging costs, and library amortization related to free-trial periods.

The increase in marketing expenses in absolute dollars for the three and six months ended June 30, 2004 in comparison with the same-prior year periods was primarily attributable to an increase in marketing program costs, primarily online and television advertising, to attract new subscribers. In addition, personnel-related costs increased in order to support the higher volume of marketing activities.

Subscriber acquisition cost increased for the three and six months ended June 30, 2004 in comparison with the same-prior year periods as a result of an increase in marketing program spending, primarily the introduction of television advertising as an acquisition channel and increases in online advertising rates. The increase in subscriber acquisition cost was partially offset by lower personnel-related costs on a per-acquired subscriber basis. As a percentage of revenues, the increase in marketing expenses was primarily due to a greater increase in marketing expenses than revenues.

We anticipate an increase in subscriber acquisition cost as online advertising rates for our placements increase and television advertising plays a larger role in our overall marketing programs. While we continue to opportunistically adjust our mix of incentive-based and fixed-cost marketing programs to manage marketing expenses, we attempt to manage the marketing expenses to come within a prescribed range of acquisition cost per subscriber. A changing competitive landscape, including a potential aggressive entry by Blockbuster and other video rental providers into the subscription rental business may impact subscriber acquisition and our ability to manage marketing expense. If we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscriber levels may be affected adversely and our cost of marketing may increase.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30, 2003	June 30, 2004	Percent Change	June 30, 2003	June 30, 2004	Percent Change
	(in thousands, except percentages)
General and administrative	$2,093	$3,280	56.7%	$4,341	$6,416	47.8%
As a percentage of revenues	3.3%	2.7%		3.7%	2.9%

General and administrative expenses consist of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting and professional fees and other general corporate expenses.

The increase in general and administrative expenses in absolute dollars for the three and six months ended June 30, 2004 in comparison with the same prior-year periods was primarily attributable to an increase in personnel-related costs, as well as an increase in insurance costs and professional fees, to support our growing operations. As a percentage of revenues, the decrease in general and administrative expenses was primarily due to a greater increase in revenues than general and administrative expenses.

Stock-Based Compensation

	Three Months Ended			Six Months Ended
	June 30, 2003	June 30, 2004	Percent Change	June 30, 2003	June 30, 2004	Percent Change
	(in thousands, except percentages)
Stock-based compensation	$1,704	$4,134	142.6%	$4,110	$8,569	108.5%
As a percentage of revenues	2.7%	3.5%		3.4%	3.9%

During the second quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. We elected to apply the retroactive restatement method under SFAS No. 148 and all prior periods presented have been restated to reflect the compensation costs that would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted to employees. We apply the Black-Scholes option-pricing model to value our stock option grants.

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

The increase in stock-based compensation expenses in absolute dollars for the three and six months ended June 30, 2004 in comparison with the same prior-year periods was primarily due to higher expenses resulting from the fully vested monthly stock options granted, coupled with a rising stock price.

Other Income (Expense):

Interest and Other Income

	Three Months Ended			Six Months Ended
	June 30, 2003	June 30, 2004	Percent Change	June 30, 2003	June 30, 2004	Percent Change
	(in thousands, except percentages)
Interest and other income	$560	$304	(45.7)%	$1,141	$895	(21.6)%
As a percentage of revenues	0.9%	0.2%		0.9%	0.4%

Interest and other income consist primarily of interest earned on our cash and cash equivalents and short-term investments.

The decline in interest and other income for the three and six months ended June 30, 2004 in comparison with the same prior-year periods was primarily due to the realized loss of $274,000 from the sale of our short-term investments.

Interest and Other Expense

	Three Months Ended			Six Months Ended
	June 30, 2003	June 30, 2004	Percent Change	June 30, 2003	June 30, 2004	Percent Change
	(in thousands, except percentages)
Interest and other expense	$(95)	$(30)	(68.4)%	$(286)	$(61)	(78.7)%
As a percentage of revenues	(0.2)%	—		(0.2)%	—

Interest and other expense consist primarily of interest expense related to our interest-bearing obligations.

The decline in interest and other expense during the three and six months ended June 30, 2004 in comparison with the same prior-year periods was primarily due to lower interest expense as a result of a reduction in interest-bearing obligations.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, our initial public offering and net cash generated from operating activities. As of June 30, 2004, we had cash and cash equivalents of $153.4 million and no short-term investments. During the second quarter of 2004, we liquidated all of our short-term investments and re-invested the proceeds of $45.0 million in the money market fund, which is classified as cash equivalents. We have generated net cash from operations during each quarter since the second quarter of 2001 despite our rapid growth. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

The following table summarizes our cash flow activities:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Net cash provided by operating activities	$23,620	$31,966	$36,447	$65,766
Net cash provided by (used in) investing activities	(19,654)	19,103	(27,409)	(6,111)
Net cash provided by financing activities	1,235	2,187	2,377	3,895

For the three months ended June 30, 2004, net cash provided by operating activities increased $8.3 million in comparison with the same prior-year period. The increase was primarily attributable to net income adjusted for an increase in amortization of our DVD library as a result of increased purchases of titles, an increase in deferred revenue due to a larger subscriber base and an increase in stock-based compensation expenses, partially offset by a decrease in accounts payable. For the six months ended June 30, 2004, net cash provided by operating activities increased $29.3 million in comparison with the same prior-year period. The increase was primarily attributable to a net loss adjusted for an increase in amortization of our DVD library as a result of increase purchases of titles, an increase in deferred revenue due to a larger subscriber base, an increase in stock-based compensation expenses, and an increase in accounts payable as a result of our growing operations.

For the three months ended June 30, 2004, net cash provided by investing activities was $19.1 million in comparison with $19.7 million used in investing activities during the same prior-year period. The positive change was primarily attributable to the proceeds from the sale of our short-term investments, partially offset by an increase in the acquisitions of titles for our library to support our larger subscriber base. For the six months ended June 30, 2004, net cash used in investing activities decreased $21.3 million in comparison with the same prior-year period. The decrease was primarily attributable to the proceeds from the sale of our short-term investments, partially offset by an increase in the acquisitions of titles for our library to support our larger subscriber base.

For the three and six months ended June 30, 2004, net cash provided by financing activities increased $1.0 million and $1.5 million, respectively, in comparison with the same-prior year periods. The increase was primarily attributable to an increase in the proceeds from our issuance of common stock under our employee stock plans and a decrease in the repayment of debt and other obligations.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.

Indemnification Arrangements

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers.

The terms of such obligations vary. Generally, a maximum obligation is not explicitly stated, so the overall maximum amount of the obligations cannot be reasonably estimated. To date, we have not incurred material costs as a result of such obligations and have not accrued any liabilities related to such indemnification obligations in our financial statements.

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF Issue No. 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. EITF Issue No. 03-1 developed a basic three-step model to evaluate whether an impairment is other-than-temporary. The provisions are effective for reporting periods beginning after June 15, 2004, and the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. We liquidated all of our short-term investments in the second quarter of 2004 and, therefore, do not expect the adoption of EITF Issue No. 03-1 to have a material effect on our results of operations and financial condition.

In December 2003, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition, which supersedes SAB No. 101, Revenue Recognition in Financial Statements. The primary purpose of SAB No. 104 is to rescind accounting guidance contained in SAB No. 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF Issue No. 00-21, Revenue Arrangements with Multiple Deliverables. Additionally, SAB No. 104 rescinds the SEC’s “Revenue Recognition in Financial Statements Frequently Asked Questions and Answers” (“the FAQ”) issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB No. 104. While the wording of SAB No. 104 has changed to reflect the issuance of EITF Issue No. 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104. The adoption of SAB No. 104 did not have a material impact on our financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The primary objective of our investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. Our cash equivalents are generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. During the second quarter of 2004, we liquidated all of our short-term investments and re-invested the proceeds in a money market fund.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In July 2004, purported securities class actions were filed in the United States District Court for the Northern District of California against us and several of our officers. The complaints allege violations of the federal securities laws and seek unspecified damages on behalf of a class of purchasers of our common stock between October 1, 2003 and July 15, 2004. We have not been served with the complaints but intend to vigorously defend against such suits. An unfavorable outcome of this litigation could have a material adverse effect on our financial position, liquidity or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(d) Use of Proceeds:

Prior to the second quarter of 2004, we maintained approximately $42.1 million of the net proceeds from our initial public offering in May 2002 in short-term investments and $29.9 million in cash and cash equivalents. During the second quarter of 2004, we liquidated all of our short-term investments and re-invested the proceeds in a money market fund, which is classified as cash equivalents.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on April 28, 2004. The following three proposals were adopted:

Proposal One:

Election of three Class II directors to hold office until the 2007 Annual Meeting of Stockholders:

	Number of Shares
Nominees	For	Withheld
Timothy Haley	45,013,051	2,239,874
Michael Ramsay	45,143,438	2,109,487
Michael Schuh	45,107,793	2,145,132

In addition, the following individuals continued to be directors following the Annual Meeting of Stockholders: Richard Barton, Reed Hastings, Jay Hoag and A. Robert Pisano.

Proposal Two:

Ratification of the appointment of KPMG LLP as independent auditors for the year ending December 31, 2004:

Number of Shares
For	Against	Abstain	Broker Non-Votes
46,706,614	516,722	29,589	0

Proposal Three:

Amendment of our Certificate of Incorporation to increase the number of shares of capital stock we have authorized to issue from 90,000,000 (80,000,000 shares of common stock and 10,000,000 shares of preferred stock), par value $0.001, to 170,000,000 (160,000,000 shares of common stock and 10,000,000 shares of preferred stock), par value $0.001:

Number of Shares
For	Against	Abstain	Broker Non-Votes
45,056,263	2,139,130	57,532	0

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits:

			Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation					X

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation					X

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7	Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8	Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002

10.9	Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10	Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13	Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002

10.14**	Strategic Marketing Agreement between the registrant and Best Buy Co., as amended	10-Q	000-49802	10.14 & 10.15	November 14, 2002

10.15	Lease between Sobrato Land Holdings and Netflix, Inc.					X

10.16	Lease between Sobrato Interests II and Netflix, Inc.					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Confidential treatment granted on portions of these exhibits.

(b) Reports on Form 8-K:

On April 15, 2004, we furnished a current report on Form 8-K under Item 12 regarding the announcement of our financial results for the quarter ended March 31, 2004 and included a copy of the press release under Item 7.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: July 30, 2004	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer

Dated: July 30, 2004	By:	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

			Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation					X
3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation					X
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
10.1	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002
10.3	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002
10.4	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002
10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002
10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002
10.7	Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002
10.8	Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002
10.9	Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002
10.10	Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002
10.11**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002
10.12**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002
10.13	Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002
10.14**	Strategic Marketing Agreement between the registrant and Best Buy Co., as amended	10-Q	000-49802	10.14 & 10.15	November 14, 2002
10.15	Lease between Sobrato Land Holdings and Netflix, Inc.					X
10.16	Lease between Sobrato Interests II and Netflix, Inc.					X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Confidential treatment granted on portions of these exhibits.