Form 10-Q
period 2004-09-30
NETFLIX INC
filed 2004-11-09
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of October 20, 2004, there were 52,360,857 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Netflix, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Revenues:
Subscription	$71,278	$140,414	$189,630	$359,947
Sales	924	1,230	1,428	2,388

Total revenues	72,202	141,644	191,058	362,335
Cost of revenues:
Subscription	38,326	71,130	103,402	197,178
Sales	322	471	494	838

Total cost of revenues	38,648	71,601	103,896	198,016

Gross profit	33,554	70,043	87,162	164,319
Operating expenses:
Fulfillment *	8,322	15,013	21,926	40,176
Technology and development *	4,738	6,325	13,044	17,016
Marketing *	12,183	22,525	35,347	69,695
General and administrative *	2,678	4,122	7,019	10,538
Stock-based compensation *	2,777	3,660	6,887	12,229

Total operating expenses	30,698	51,645	84,223	149,654

Operating income	2,856	18,398	2,939	14,665
Other income (expense):
Interest and other income	534	579	1,675	1,474
Interest and other expense	(87)	(52)	(373)	(113)

Net income	$3,303	$18,925	$4,241	$16,026

Net income per share:
Basic	$.07	$.36	$.09	$.31

Diluted	$.05	$.29	$.07	$.25

Weighted average common shares outstanding:
Basic	48,172	52,211	46,990	51,798

Diluted	62,920	64,449	61,368	64,797

* Amortization of stock-based compensation not included in expense line items:

Fulfillment	$348	$317	$888	$1,293
Technology and development	1,110	1,672	2,599	5,164
Marketing	395	516	1,092	1,662
General and administrative	924	1,155	2,308	4,110

	$2,777	$3,660	$6,887	$12,229

See accompanying notes to consolidated financial statements.

Netflix, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	December 31, 2003	September 30, 2004
Assets
Current assets:
Cash and cash equivalents	$89,894	$167,814
Short-term investments	45,297	—
Prepaid expenses	2,231	3,644
Prepaid revenue sharing expenses	905	3,777
Other current assets	619	1,334

Total current assets	138,946	176,569
DVD library, net	22,238	41,503
Intangible assets, net	2,948	1,415
Property and equipment, net	9,772	13,649
Deposits	1,272	1,539
Other assets	836	962

Total assets	$176,012	$235,637

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,654	$47,668
Accrued expenses	11,625	15,840
Deferred revenue	18,324	26,658
Current portion of capital lease obligations	416	164

Total current liabilities	63,019	90,330
Deferred rent	241	487
Capital lease obligations, less current portion	44	—

Total liabilities	63,304	90,817

Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 and 160,000,000 shares authorized at December 31, 2003 and September 30, 2004, respectively; 50,849,370 and 52,303,438 issued and outstanding at December 31, 2003 and September 30, 2004, respectively	51	52
Additional paid-in capital	270,836	285,182
Deferred stock-based compensation	(5,482)	(3,103)
Accumulated other comprehensive income (loss)	596	(44)
Accumulated deficit	(153,293)	(137,267)

Total stockholders’ equity	112,708	144,820

Total liabilities and stockholders’ equity	$176,012	$235,637

See accompanying notes to consolidated financial statements.

Netflix, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Cash flows from operating activities:
Net income	$3,303	$18,925	$4,241	$16,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,118	1,569	3,591	4,144
Amortization of DVD library	12,323	20,450	28,335	59,718
Amortization of intangible assets	773	453	2,390	1,533
Stock-based compensation expense	2,777	3,660	6,887	12,229
Loss on disposal of short-term investments	—	—	—	274
Gain on disposal of DVDs	(868)	(941)	(1,329)	(1,732)
Noncash interest expense	16	11	84	33
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	65	(3,478)	270	(5,000)
Accounts payable	450	5,116	8,109	15,014
Accrued expenses	660	1,988	1,852	4,215
Deferred revenue	1,377	1,407	4,028	8,334
Deferred rent	(8)	108	(25)	246

Net cash provided by operating activities	21,986	49,268	58,433	115,034

Cash flows from investing activities:
Purchases of short-term investments	(354)	—	(1,097)	(586)
Proceeds from sale of short-term investments	—	—	—	45,013
Purchases of property and equipment	(1,596)	(4,165)	(4,557)	(8,021)
Acquisitions of DVD library	(13,467)	(31,986)	(36,903)	(79,639)
Proceeds from sale of DVDs	924	1,230	1,428	2,388
Deposits and other assets	11	(206)	(762)	(393)

Net cash used in investing activities	(14,482)	(35,127)	(41,891)	(41,238)

Cash flows from financing activities:
Proceeds from issuance of common stock	988	373	4,033	4,497
Principal payments on notes payable and capital lease obligations	(551)	(100)	(1,219)	(329)

Net cash provided by financing activities	437	273	2,814	4,168

Effect of exchange rate changes on cash and cash equivalents	—	(44)	—	(44)
Net increase in cash and cash equivalents	7,941	14,370	19,356	77,920
Cash and cash equivalents, beginning of period	71,229	153,444	59,814	89,894

Cash and cash equivalents, end of period	$79,170	$167,814	$79,170	$167,814

See accompanying notes to consolidated financial statements.

Netflix, Inc.

Notes to Consolidated Financial Statements

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

Basis of Presentation

The accompanying interim consolidated financial statements are unaudited and, in the opinion of management, include all adjustments, consisting of normal and recurring items, necessary for a fair presentation of the balance sheets, results of operations and cash flows for the periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2003 annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2004. Operating results for the three and nine months ended September 30, 2004 may not be indicative of future operating results.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.

Reclassifications

Certain reclassifications have been made to prior period balances in order to conform to the current period’s presentation.

Stock Split

On January 16, 2004, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend on all outstanding shares of the Company’s common stock. As a result of the stock split, the Company’s stockholders received one additional share for each share of common stock held on the record date of February 2, 2004. The additional shares of common stock were distributed on February 11, 2004. All common share and per-share amounts in the accompanying interim financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented.

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

Netflix, Inc.

Notes to Consolidated Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

Cash and Cash Equivalents

The Company considers highly liquid instruments with original maturities of three months or less, at the date of purchase, to be cash equivalents. The Company’s cash and cash equivalents are principally on deposit in short-term asset management accounts at two large financial institutions.

Restricted Cash

As of September 30, 2004, other assets included restricted cash of $800 related to a workers’ compensation insurance deposit.

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

Capitalized Software Costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized software costs are included in property and equipment, net, and are amortized over the estimated useful life of the software, which is generally one year.

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

Prior to July 1, 2004, the Company amortized the cost of its entire DVD library, including the capitalized portion of the initial fixed license fee, on a “sum-of-the-months” accelerated basis over one year. However, based on a periodic evaluation of both new release and back-catalogue utilization for amortization purposes, the Company determined that back-catalogue titles have a significantly longer life than previously estimated. As a result, the Company revised the estimate of useful life for the back-catalogue DVD library from a “sum of the months” accelerated method using a one year life to the same accelerated method of amortization using a three-year life. The purpose of this change was to more accurately reflect the productive life of these assets. In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2004. New releases will continue to be amortized over a one year period. As a result of the change in the estimated life of the back-catalogue library, total cost of revenues was $5.9 million lower, net income was $5.9 million higher and net income per diluted share was $0.09 higher for the three and nine months ended September 30, 2004.

Netflix, Inc.

Notes to Consolidated Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

In addition, the Company has also determined that it is selling fewer previously rented DVDs than estimated but at an average selling price higher than historically estimated. The Company has therefore revised its estimate of salvage values, on direct purchase DVDs. For those direct purchase DVDs that the Company estimates it will sell at the end of their useful lives, a salvage value of $3.00 per DVD has been provided effective July 1, 2004. For those DVDs that the Company does not expect to sell, no salvage value is provided. As a result of this change in estimated salvage values, approximately $0.1 million lower salvage value was assigned to DVD purchases during the three and nine months ended September 30, 2004. Simultaneously with the adjustment to salvage value the Company recorded a write-off of approximately $1.9 million of non-recoverable salvage value. As a result of this write-off, total cost of revenues was $1.9 million higher, net income was $1.9 million lower and net income per diluted share was $0.03 lower for the three and nine months ended September 30, 2004, respectively.

DVD library and accumulated amortization consisted of the following:

	As of
	December 31, 2003	September 30, 2004
DVD library, gross	$114,186	$191,312
Less accumulated amortization	(91,948)	(149,809)

DVD library, net	$22,238	$41,503

Intangible Assets

Intangible assets and accumulated amortization consisted of the following:

	As of
	December 31, 2003	September 30, 2004
Studio intangibles	$11,528	$11,528
Strategic marketing alliance intangibles	416	416

Intangible assets, gross	11,944	11,944
Less accumulated amortization	(8,996)	(10,529)

Intangible assets, net	$2,948	$1,415

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

Strategic Marketing Alliance Intangible Assets:

During 2001, in connection with a strategic marketing alliance agreement, the Company issued 416,440 shares of Series F Preferred Stock. These shares automatically converted into 277,626 shares of common stock upon the closing of the Company’s initial public offering. Under the agreement, the strategic partner committed to provide, on a best-efforts basis, a stipulated number of

Netflix, Inc.

Notes to Consolidated Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

impressions to a co-branded Web site and the Company’s Web site over a period of 24 months. In addition, the Company was allowed to use the partner’s trademark and logo in marketing the Company’s subscription services. The Company recognized the fair value of these instruments as intangible assets with a corresponding credit to additional paid-in capital. The intangible assets have been fully amortized on a straight-line basis to marketing expense over the two-year term of the agreement.

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

Netflix, Inc.

Notes to Consolidated Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

Fair value was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Dividend yield	0%	0%	0%	0%
Expected volatility	68%	76% -83%	66% -70%	65% - 83%
Risk-free interest rate	1.21%	2.08% -2.85%	1.21% -2.36%	1.47% -2.85%
Expected life (in years)	1.5	1.0 - 2.5	1.5 - 3.5	1.0 - 2.5

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

Net Income Per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and warrants to purchase common stock using the treasury stock method.

The shares used in the computation of net income per share are as follows (rounded to the nearest thousand):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Weighted-average shares - basic	48,172,000	52,211,000	46,990,000	51,798,000
Effect of dilutive potential common shares:
Warrants	9,861,000	8,426,000	9,484,000	8,663,000
Employee stock options	4,887,000	3,812,000	4,894,000	4,336,000

Weighted-average shares - diluted	62,920,000	64,449,000	61,368,000	64,797,000

For the three months ended September 30, 2003 and 2004, and for the nine months ended September 30, 2003 and 2004, warrants and employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the outstanding potential common shares excluded from the diluted calculation (rounded to the nearest thousand):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Warrants	—	—	66,000	—
Employee stock options	94,000	872,000	122,000	515,000

Netflix, Inc.

Notes to Consolidated Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

Comprehensive Income

The Company’s comprehensive income consists of net income, net unrealized gains (losses) on available-for-sale investments and foreign currency translation adjustments. During the second quarter of 2004, the Company liquidated all of its available-for-sale investments.

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Net income	$3,303	$18,925	$4,241	$16,026
Other comprehensive income (loss):
Net unrealized gains (losses) on available-for-sale investments	(213)	—	344	(596)
Reclassification adjustment for losses realized in net income	—	—	—	274
Foreign currency translation adjustments	—	(44)	—	(44)

Comprehensive income	$3,090	$18,881	$4,585	$15,660

Segment Information

The Company is an online movie rental subscription service and substantially all revenues are derived from monthly subscription fees. The Company is organized into two geographical segments: United States and International. We present our segment information along the same lines that our chief operating decision maker uses to review our operating results in assessing performance and allocating resources. We measure operating results of our segments using an internal performance measure of direct segment operating expenses that excludes stock-based compensation which is not allocated to segment results. All other centrally-incurred operating costs are fully allocated to segment results. There are no internal revenue transactions between our reporting segments.

Summarized information by segment is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Revenues by segment:
United States	$72,202	$141,644	$191,058	$362,335
International	—	—	—	—

Total revenues	$72,202	$141,644	$191,058	$362,335

Segment operating income (loss) before stock-based compensation:
United States	$5,633	$23,687	$9,826	$28,523
International	—	(1,629)	—	(1,629)

Total segment operating income before stock-based compensation:	5,633	22,058	9,826	26,894
Stock-based compensation	2,777	3,660	6,887	12,229

Income from operations	$2,856	$18,398	$2,939	$14,665

Netflix, Inc.

Notes to Consolidated Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

Legal Proceedings

The Company is a party to lawsuits in the normal course of its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company believes that it has defenses to the cases set forth below and is vigorously contesting these matters. An unfavorable outcome of any of these matters could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Between July 22 and September 9, 2004, seven purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company and, in the aggregate, Reed Hastings, W. Barry McCarthy, Jr., and Leslie J. Kilgore. Specifically, the suits were filed by the following named plaintiffs, in each case individually and on behalf of others similarly situated, on the following dates: Todd Noel, July 22, 2004; Eugene Rausch, July 26, 2004; Zoe Myerson, August 6, 2004; Shay Crawford, August 9, 2004; Jan. B. Martin, August 16, 2004; Charles K. Lee, September 8, 2004; and Crayton D. Leavitt, September 9, 2004. The complaints allege violations of certain federal securities laws and seek unspecified damages on behalf of a class of purchasers of the Company’s common stock between October 1, 2003 and July 15, 2004. The plaintiffs allege that the Company made false and misleading statements and omissions of material facts based on the Company’s disclosure regarding subscriber churn, claiming alleged violations by each named defendant of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and alleged violations by certain of the Company’s officers of Section 20A of Securities Exchange Act of 1934. On October 15, 2004, the plaintiff in one of the actions amended his complaint to extend the class period to October 14, 2004. The Company anticipates that all of the pending class actions will be consolidated and that an amended consolidated complaint will be filed.

On August 13, 2004, Miles L. Mitzner, a shareholder claiming to be acting on the Company’s behalf, filed a shareholder derivative suit in the United States District Court for the Northern District of California against certain officers and certain current and former members of the board of directors, specifically Reed Hastings, W. Barry McCarthy, Jr., Jay C. Hoag, A. Robert Pisano, Michael Ramsay and Timothy M. Haley. Mr. Mitzner claims that the named defendants breached their fiduciary duties by allowing allegedly false and misleading statements to be made regarding, among other things, subscriber churn. Mr. Mitzner also claims that the named defendants illegally traded the Company’s stock while in possession of material nonpublic information. The lawsuit seeks, on behalf of the Company, unspecified compensatory and enhanced damages, disgorgement of profits earned through alleged insider trading, recovery of attorneys’ fees and costs, and other relief.

On September 14, 2004, BTG International Inc. filed suit against the Company and other, unaffiliated companies in the United States District Court for the District of Delaware. The complaint alleges that the Company infringed U.S. Patent No. 5,717,860 entitled “Method and Apparatus for Tracking the Navigation Path of a User on the World Wide Web.” The complaint also alleges infringement of another patent by certain of the other named defendants, not including the Company. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and to permanently enjoin the defendants from infringing the patents in the future.

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint makes false advertising, unfair and deceptive trade practices, breach of contract and other claims relating to the Company’s statements regarding DVD delivery times. The complaint seeks restitution, disgorgement, damages, and injunction and specific performance and other relief.

On October 19, 2004, Doris Staehr and Steve Staehr, shareholders claiming to be acting on behalf of the Company, filed a shareholder derivative suit in the Superior Court of the State of California for the County of Santa Clara against certain officers and certain current and former members of the board of directors, specifically Reed Hastings, Barry McCarthy, Thomas R. Dillon, Leslie J. Kilgore, Richard Barton, Timothy Haley, Jay Hoag, A. Robert Pisano, Michael Schuh and Michael Ramsay. The plaintiffs claim that the named defendants breached their fiduciary duties by allowing allegedly false and misleading statements to be made regarding, among other things, subscriber churn. They also claim that the named defendants illegally traded the Company’s stock while in possession of material nonpublic information. In addition, the plaintiffs assert claims for abuse of control, gross mismanagement, waste and unjust enrichment. The lawsuit seeks, on behalf of the Company, unspecified compensatory and enhanced damages, disgorgement of profits earned through alleged insider trading, recovery of attorneys’ fees and costs, and other relief.

Netflix, Inc.

Notes to Consolidated Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

Recent Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”). EITF 03-1 provides guidance on other-than-temporary impairment models for marketable debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and non-marketable equity securities accounted for under the cost method. EITF 03-1 developed a basic three-step model to evaluate whether an impairment is other-than-temporary. In September 2004, the Financial Accounting Standards Board (“FASB”) approved issuing a Staff Position to delay the requirement to record impairment losses under EITF 03-01, but broadened the delay’s scope to include additional types of securities. As proposed, the delay would have applied only to those debt securities described in paragraph 16 of EITF 03-01, the Consensus that provides guidance for determining whether an investment’s impairment is other-than-temporary and should be recognized in income. The approved delay will apply to all securities within the scope of EITF 03-01 and is expected to end when new guidance is issued and comes into effect. When effective, the application of EITF 03-1 is not expected to have an impact on the Company’s financial statements.

Subsequent Events

In October 2004, the Company announced that, effective November 1, 2004, the Company would reduce the subscription price of its standard service from $21.99 to $17.99. At that time, the Company also postponed, for at least one-year, the launch of its service in the United Kingdom so that the Company could focus on defending its market leadership position in the online movie rental subscription business in the United States, in anticipation of increased competition from new market entrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws, including statements regarding international expansion, developments in downloading, revenue per subscriber, impacts arising from our price change, subscriber churn, movie rentals, subscriber acquisition cost and liquidity. These statements are subject to risks and uncertainties that could cause actual results and events to differ, including: our ability to effectively execute expansion of our business into downloading; managerial, operational, administrative and financial resource constraints; legal costs associated with defending litigation matters; competition; our ability to manage our growth, in particular managing our subscriber acquisition cost as well as the mix content delivered to our subscribers; our ability to attract new subscribers and retain existing subscribers; consumer spending on DVD players, DVDs and related products; and widespread consumer adoption of different modes of viewing in-home filmed entertainment. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of our 2003 annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2004.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this quarterly report on Form 10-Q, or to explain why actual results differ.

Our Business

We are the largest online movie rental subscription service in the United States, providing approximately 2,229,000 subscribers access to a comprehensive library of more than 25,000 movie, television and other filmed entertainment titles. For a monthly subscription fee, our standard subscription plan allows subscribers to have three titles out at the same time with no due dates, late fees or shipping charges. Subscribers can view as many titles as they want in a month. Subscribers select titles at our Web site (www.netflix.com) aided by our proprietary recommendation service, receive them on DVD by first-class mail and return them to us at their convenience using our prepaid mailers. Once a title has been returned, we mail the next available title in a subscriber’s queue. For a more detailed discussion of our business and the risks and uncertainties associated with our business, please refer to our 2003 annual report on Form 10-K filed with the Securities and Exchange Commission on February 27, 2004.

On January 16, 2004, our Board of Directors approved a two-for-one stock split in the form of a stock dividend on all outstanding shares of our common stock. As a result of the stock split, our stockholders received one additional share for each share of common stock held on the record date of February 2, 2004. The additional shares of common stock were distributed on February 11, 2004.

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

Recent Developments and Initiatives

We have seen increased direct competition from Blockbuster, which launched its online service in August 2004, and we have recently learned that Amazon is likely to offer soon a service that directly competes with us. Given the changing competitive landscape, we announced in October 2004, that we would, effective November 1, 2004, reduce the subscription price of our standard service from $21.99 to $17.99. We also postponed, for at least one-year, the launch of our service in the United Kingdom so that we could focus on defending our market leadership position in the United States. In 2005, we intend to grow our subscriber base as fast as possible while maintaining break-even on an annual basis. Under this strategy, we may incur losses during times of heavy subscriber growth but will endeavor to break-even on a GAAP basis for the full year. Although our strategy is aimed at maintaining domestic market leadership in the face of increasing competition, there can be no assurance that we will be able to compete effectively against existing competitors, such as Blockbuster, Wal-Mart and Hollywood Entertainment, or against potential new entrants into the online movie rental subscription business such as Amazon, at our new pricing levels or at even lower price points in the future. If we are unable to successfully or profitably compete with current and new competitors, our business will be adversely affected and we may not be able to increase or maintain market share, revenues or profitability.

Barry McCarthy, who had announced plans to leave his position as Chief Financial Officer at the end of 2004, as previously disclosed, has announced that he would continue as the Chief Financial Officer for at least two additional years.

We will continue to invest resources to develop solutions for downloading movies to consumers. Our core strategy has been and remains to grow a large DVD subscription business; however, as technology and infrastructure develop to allow effective and convenient delivery of movies over the Internet, we intend to offer our subscribers the choice under one subscription of receiving their movies on DVD or by downloading, whichever they prefer. Although our solutions may be well in advance of meaningful demand for downloading services and we expect only modest consumer interest for the near term, we believe the demand for this technology will grow steadily over the next ten years.

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

Prior to July 1, 2004, we amortized the cost of our entire DVD library, including the capitalized portion of the initial fixed license fee, on a “sum-of-the-months” accelerated basis over one year. However, based on our periodic evaluation of both new release and back-catalogue utilization for amortization purposes, we determined that back-catalogue titles have a significantly longer life than previously estimated. As a result, we have revised our estimate of useful life for the back-catalogue DVD library from a “sum of the months” accelerated method using a one year life to the same accelerated method of amortization using a three-year life. The purpose of this change is to more accurately reflect the productive life of these assets. In accordance with APB 20, the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2004. New releases will continue to be amortized over a one year period. As a result of the change in the estimated life of the back-catalogue library, total cost of revenues was $5.9 million lower, net income was $5.9 million higher and net income per diluted share was $0.09 higher for the three and nine months ended September 30, 2004.

We believe the use of the accelerated method is appropriate for the amortization of our DVD library and the initial fixed license fee because it approximates DVD utilization.

In addition, we have also determined that we are selling fewer previously rented DVDs than estimated but at an average selling price higher than historically estimated. We have therefore revised our estimate of salvage values, on direct purchase DVDs. For those direct purchase DVDs that we estimate we will sell at the end of their useful lives, a salvage value of $3.00 per DVD has been provided effective July 1, 2004. For those DVDs that we do not expect to sell, no salvage value is provided. As a result of this change in estimated salvage values, approximately $0.1 million lower salvage value was assigned to DVD purchases during the three and nine months ended September 30, 2004. Simultaneously with the adjustment to salvage value we recorded a write-off of approximately $1.9 million of non-recoverable salvage value. As a result of this write-off, total cost of revenues was $1.9 million higher, net income was $1.9 million lower and net income per diluted share was $0.03 lower for the three and nine months ended September 30, 2004, respectively.

We will continue to periodically evaluate the useful lives and salvage values of our DVD library.

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

No tax expense has yet been recorded because of our operating losses. Our deferred tax assets, primarily the tax benefits of these loss carryforwards, have been offset by a full valuation allowance because of our history of losses. If we subsequently determine that some or all deferred tax assets that were previously offset by a valuation allowance are realizable, the result would be a positive adjustment to earnings in the period such determination is made. We could have an income tax provision in future quarters if we become profitable for the current year and are subject to the corporate alternative minimum tax.

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

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Revenues:
Subscription	98.7%	99.1%	99.3%	99.3%
Sales	1.3	0.9	0.7	0.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Subscription	53.1	50.2	54.1	54.4
Sales	0.4	0.3	0.3	0.2

Total cost of revenues	53.5	50.5	54.4	54.6

Gross profit	46.5	49.5	45.6	45.4
Operating expenses:
Fulfillment	11.5	10.6	11.5	11.1
Technology and development	6.6	4.5	6.8	4.7
Marketing	16.9	15.9	18.5	19.2
General and administrative	3.7	2.9	3.7	2.9
Stock-based compensation	3.8	2.6	3.6	3.4

Total operating expenses	42.5	36.5	44.1	41.3

Operating income	4.0	13.0	1.5	4.1
Other income (expense):
Interest and other income	0.7	0.4	0.9	0.3
Interest and other expense	(0.1)	—	(0.2)	—

Net income	4.6%	13.4%	2.2%	4.4%

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2004

Revenues

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2003	September 30, 2004		September 30, 2003	September 30, 2004
	(in thousands, except percentages and average monthly subscription revenue per paying subscriber)
Revenues:
Subscription	$71,278	$140,414	97.0%	$189,630	$359,947	89.8%
Sales	924	1,230	33.1%	1,428	2,388	67.2%

Total revenues	$72,202	$141,644	96.2%	$191,058	$362,335	89.6%

Average number of paying subscribers	1,172	2,080	77.5%	1,043	1,881	80.3%
Average monthly subscription revenue per paying subscriber	$20.27	$22.50	11.0%	$20.20	$21.26	5.2%

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably during each subscriber’s monthly subscription period. In addition, we generate a small portion of our revenues from the sale of used DVDs and recognize such revenues when the DVDs are shipped.

The increase in our subscription revenues for the three and nine months ended September 30, 2004 in comparison with the same prior-year periods was primarily attributable to an increase in the average number of paying subscribers as summarized in the table above. We believe the increase in the number of paying subscribers was driven by the continuing consumer adoption of DVD players, increased consumer awareness of our service and continuing improvements in our service. In addition, the increase in our subscription revenues was partially attributable to an increase in the average monthly subscription revenue per paying subscriber, as a result of the price increase implemented in June 2004. As a result of our announced price decrease to be implemented in November 2004, we expect the average monthly subscription revenue per paying subscriber to decrease in the fourth quarter of 2004.

Subscriber churn was 5.6 percent in the third quarter of 2004, unchanged from the second quarter of 2004 and slightly up compared to 5.2 percent in the third quarter of 2003. Although subscriber churn declined gradually from 5.2 percent during the third quarter of 2003 to 4.7 percent during the first quarter of 2004, we saw a rise back to 5.6 percent during the second and third quarters of 2004. We believe this increase in subscriber churn was primarily driven by an increase in our subscriber cancellation rate resulting from subscriber reaction to the price increase that we announced in April 2004 and implemented in June 2004. We believe that subscriber churn will improve over the next two quarters based primarily on our recently announced price reduction; however, we can provide no assurance of this expected trend given the challenging competitive landscape. In May, Blockbuster rolled out its store-based subscription program on a nationwide basis and in August launched its online subscription service. If we are unable to compete effectively against existing competitors such as Blockbuster, Wal-Mart and Hollywood Entertainment, as well as against potential new entrants into the online movie rental subscription business such as Amazon, in both retaining our existing subscribers and attracting new subscribers, our subscriber churn may increase and our business will be adversely affected.

The following table presents our ending subscriber information:

	As of
	September 30, 2003	September 30, 2004
	(in thousands, except percentages)
Free subscribers	49	94
As a percentage of total subscribers	3.8%	4.2%
Paid subscribers	1,242	2,135
As a percentage of total subscribers	96.2%	95.8%
Total subscribers	1,291	2,229

Cost of Revenues

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2003	September 30, 2004		September 30, 2003	September 30, 2004
	(in thousands, except percentages)
Cost of revenues:
Subscription	$38,326	$71,130	85.6%	$103,402	$197,178	90.7%
Sales	322	471	46.3%	494	838	69.6%

Total cost of revenues	$38,648	$71,601	85.3%	$103,896	$198,016	90.6%

The increase in cost of subscription revenues for the three months ended September 30, 2004 in comparison with the same prior-year period was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 97 percent, which was driven by a 77 percent increase in the number of average paying subscribers coupled with an 11 percent increase in monthly movie rentals per average paying subscriber.

•	Postage and packaging expenses increased by $14.3 million, representing a 91 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the per-unit postage and package cost.

•	DVD amortization increased by $7.8 million, representing a 68 percent increase. This increase was primarily attributable to increased acquisitions for our DVD library. Excluding the July 1, 2004 change in estimate related to back-catalogue useful lives and the reduction in salvage values, DVD amortization increased by $11.5 million, representing a 100 percent increase.

•	Revenue sharing expenses increased by $10.9 million, representing a 106 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers.

The increase in cost of subscription revenues for the nine months ended September 30, 2004 in comparison with the same prior-year period was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 107 percent, which was driven by an 80 percent increase in the number of average paying subscribers coupled with a 15 percent increase in monthly movie rentals per average paying subscriber.

•	Postage and packaging expenses increased by $40.1 million, representing a 96 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the per-unit postage and package cost.

•	DVD amortization increased by $29.3 million, representing a 112 percent increase. This increase was primarily attributable to increased acquisitions for our DVD library. Excluding the July 1, 2004 change in estimate related to back-catalogue useful lives and the reduction in salvage values, DVD amortization increased by $33.0 million, representing a 126 percent increase.

•	Revenue sharing expenses increased by $25.1 million, representing a 75 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers.

Gross Profit and Gross Margin

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
	(in thousands, except percentages)
Gross profit	$33,554	$70,043	$87,162	$164,319
Gross margin	46.5%	49.5%	45.6%	45.4%

Excluding the July 1, 2004 change in estimate of back-catalogue useful lives and the reduction in salvage values, gross margin would have been 46.6 percent for the three months ended September 30, 2004, almost identical to the same prior-year period. The gross margin was stable because the revenue and cost per paid shipment remained stable. The gross margin for the nine months ended September 30, 2004 would have been 44.2 percent, excluding the change in estimate of back-catalogue useful lives and the reduction in salvage values. The decrease in gross margin from 45.6 percent for the nine months ended September 30, 2003 to 44.2 percent for the nine months ended September 30, 2004, was attributable to the revenue per paid shipment declining by more than the reduction in costs per paid shipment as movie rentals per average paying subscriber increased. The announced November 1, 2004 price reduction is expected to decrease gross margin by approximately 8 percent in the fourth quarter. If movie rentals per average paying subscriber increases, additional erosion in our gross margin will occur.

Operating Expenses:

Fulfillment

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2003	September 30, 2004		September 30, 2003	September 30, 2004
	(in thousands, except percentages)
Fulfillment	$8,322	$15,013	80.4%	$21,926	$40,176	83.2%
As a percentage of revenues	11.5%	10.6%		11.5%	11.1%

The increase in fulfillment expenses in absolute dollars for the three and nine months ended September 30, 2004 in comparison with the same prior-year periods was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our customer service and shipping centers, coupled with an increase in credit card fees as a result of the increase in subscriptions. In addition, the increase in fulfillment expenses was attributable to an increase in facility-related costs resulting from the relocation or expansion of certain of our shipping centers and the addition of new ones.

As a percentage of revenues, fulfillment expenses decreased primarily due to efficiencies which reduced the fulfillment costs per paid shipment by approximately 10 percent.

As we continue to expand and refine our fulfillment operations, we may see a further increase in movie rentals by our subscribers. If our subscriber retention does not increase or our operating margins do not improve to the extent necessary to offset the effect of increased fulfillment expenses, our operating results would be adversely affected.

Technology and Development

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2003	September 30, 2004		September 30, 2003	September 30, 2004
	(in thousands, except percentages)
Technology and development	$4,738	$6,325	33.5%	$13,044	$17,016	30.5%
As a percentage of revenues	6.6%	4.5%		6.8%	4.7%

The increase in technology and development expenses in absolute dollars for the three and nine months ended September 30, 2004 in comparison with the same prior-year periods was primarily the result of an increase in personnel-related costs. As a percentage of revenues, technology and development expenses decreased primarily due to a greater increase in revenues than technology and development expenses.

Marketing

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2003	September 30, 2004		September 30, 2003	September 30, 2004
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$12,183	$22,525	84.9%	$35,347	$69,695	97.2%
As a percentage of revenues	16.9%	15.9%		18.5%	19.2%

Other data:
Gross subscriber additions	383	590	54.0%	1,127	1,933	71.5%
Subscriber acquisition cost	$31.81	$38.18	20.0%	$31.36	$36.06	15.0%

The increase in marketing expenses in absolute dollars for the three and nine months ended September 30, 2004 in comparison with the same-prior year periods was primarily attributable to an increase in marketing program costs, primarily online and television advertising, to attract new subscribers. In addition, personnel-related costs increased in order to support the higher volume of marketing activities.

Subscriber acquisition cost increased for the three and nine months ended September 30, 2004 in comparison with the same-prior year periods as a result of an increase in marketing program spending, primarily the introduction of television advertising as an acquisition channel and increases in online advertising rates.

A changing competitive landscape, which could include an aggressive promotion by Blockbuster of its online service, entry of other video rental providers and the potential entry of Amazon into the online subscription rental business, could adversely impact our marketing expenditures as we seek to maintain and increase our market leadership. We continue to opportunistically adjust our mix of incentive based and fixed cost marketing programs to manage and optimize our marketing expense. If we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscriber levels may be affected adversely and our cost of marketing may increase.

General and Administrative

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2003	September 30, 2004		September 30, 2003	September 30, 2004
	(in thousands, except percentages)
General and administrative	$2,678	$4,122	53.9%	$7,019	$10,538	50.1%
As a percentage of revenues	3.7%	2.9%		3.7%	2.9%

The increase in general and administrative expenses in absolute dollars for the three and nine months ended September 30, 2004 in comparison with the same prior-year periods was primarily attributable to an increase in personnel-related costs, as well as an increase in insurance costs and professional fees, to support our growing operations and compliance requirements. As a percentage of revenues, the decrease in general and administrative expenses was primarily due to a greater increase in revenues than general and administrative expenses.

Stock-Based Compensation

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2003	September 30, 2004		September 30, 2003	September 30, 2004
	(in thousands, except percentages)
Stock-based compensation	$2,777	$3,660	31.8%	$6,887	$12,229	77.6%
As a percentage of revenues	3.8%	2.6%		3.6%	3.4%

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

The increase in stock-based compensation expenses in absolute dollars for the three and nine months ended September 30, 2004 in comparison with the same prior-year periods was primarily due to higher expenses resulting from larger grants, higher average grant prices and higher volatility assumptions in the current year periods than in the prior-year periods.

Other Income (Expense):

Interest and Other Income

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2003	September 30, 2004		September 30, 2003	September 30, 2004
	(in thousands, except percentages)
Interest and other income	$534	$579	8.4%	$1,675	$1,474	(12.0)%
As a percentage of revenues	0.7%	0.4%		0.9%	0.3%

Interest and other income consist primarily of interest earned on our cash and cash equivalents and short-term investments, prior to the liquidation of our short-term investments during the second quarter of 2004.

The increase in interest and other income for the three months ended September 30, 2004 in comparison with the same prior-year period was primarily due to higher average cash and cash equivalent balances. The decline in interest and other income for the nine months ended September 30, 2004 in comparison with the same prior-year period was primarily due to the realized loss of $274,000 from the sale of our short-term investments in the three months ended June 30, 2004.

Interest and Other Expense

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2003	September 30, 2004		September 30, 2003	September 30, 2004
	(in thousands, except percentages)
Interest and other expense	$(87)	$(52)	(40.2)%	$(373)	$(113)	(69.7)%
As a percentage of revenues	(0.1)%	—		(0.2)%	—

Interest and other expense consist primarily of interest expense related to our interest-bearing obligations.

The decline in interest and other expense during the three and nine months ended September 30, 2004 in comparison with the same prior-year periods was primarily due to lower interest expense as a result of a reduction in interest-bearing obligations.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, our initial public offering and net cash generated from operating activities. As of September 30, 2004, we had cash and cash equivalents of $167.8 million. We have generated net cash from operations during each quarter since the second quarter of 2001. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

The following table summarizes our cash flow activities:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Net cash provided by operating activities	$21,986	$49,268	$58,433	$115,034
Net cash used in investing activities	(14,482)	(35,127)	(41,891)	(41,238)
Net cash provided by financing activities	437	273	2,814	4,168

For the three months ended September 30, 2004, net cash provided by operating activities increased $27.3 million in comparison with the same prior-year period. The increase was primarily attributable to net income adjusted for an increase in non-cash amortization of our DVD library as a result of increased purchases of titles, an increase in accounts payable and accrued expenses as a result of increased purchase volumes and an increase in stock-based compensation expenses, partially offset by an increased investment in prepaid expenses and other currents assets. For the nine months ended September 30, 2004, net cash provided by operating activities increased $56.6 million in comparison with the same prior-year period. The increase was primarily attributable to net income adjusted for an increase in amortization of our DVD library as a result of increase purchases of titles, an increase in accounts payable and accrued expenses as a result of increased purchase volumes, an increase in stock-based compensation expenses and an increase in deferred revenue due to a larger subscriber base, partially offset by an increased investment in prepaid expenses and other current assets.

For the three months ended September 30, 2004, net cash used in investing activities was $35.1 million in comparison with $14.5 million during the same prior-year period. The increase was primarily attributable to an increase in the acquisition of titles for our library to support our larger subscriber base and increased purchases of property and equipment to support our growing operations. For the nine months ended September 30, 2004, net cash used in investing activities increased $0.6 million in comparison with the same prior-year period. The increase was primarily attributable to an increase in the acquisition of titles for our library to support our larger subscriber base and increased purchases of property and equipment to support our growing operations, offset by the proceeds from the sale of our short-term investments.

For the three months ended September 30, 2004, net cash provided by financing activities decreased $0.2 million in comparison with the same-prior year period. The decrease was primarily attributable to lower proceeds from our issuance of common stock under our employee stock plans. For the nine months ended September 30, 2004, net cash provided by financing activities increased $1.3 million in comparison with the same-prior year period. The increase was primarily attributable to an increase in the proceeds from our issuance of common stock under our employee stock plans and a decrease in the repayment of debt and other obligations.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to lawsuits in the normal course of its business. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. We believe that we have defenses to the cases set forth below and are vigorously contesting these matters. An unfavorable outcome of any of these matters could have a material adverse effect on our financial position, liquidity or results of operations.

Between July 22 and September 9, 2004, seven purported securities class action suits were filed in the United States District Court for the Northern District of California against us and, in the aggregate, Reed Hastings, W. Barry McCarthy, Jr., and Leslie J. Kilgore. Specifically, the suits were filed by the following named plaintiffs, in each case individually and on behalf of others similarly situated, on the following dates: Todd Noel, July 22, 2004; Eugene Rausch, July 26, 2004; Zoe Myerson, August 6, 2004; Shay Crawford, August 9, 2004; Jan. B. Martin, August 16, 2004; Charles K. Lee, September 8, 2004; and Crayton D. Leavitt, September 9, 2004. The complaints allege violations of certain federal securities laws and seek unspecified damages on behalf of a class of purchasers of our common stock between October 1, 2003 and July 15, 2004. The plaintiffs allege that we made false and misleading statements and omissions of material facts based on our disclosure regarding subscriber churn, claiming alleged violations by each named defendant of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and alleged violations by certain of our officers of Section 20A of Securities Exchange Act of 1934. On October 15, 2004, the plaintiff in one of the actions amended his complaint to extend the class period to October 14, 2004. We anticipate that all of the pending class actions will be consolidated and that an amended consolidated complaint will be filed.

On August 13, 2004, Miles L. Mitzner, a shareholder claiming to be acting on our behalf, filed a shareholder derivative suit in the United States District Court for the Northern District of California against certain officers and certain current and former members of the board of directors, specifically Reed Hastings, W. Barry McCarthy, Jr., Jay C. Hoag, A. Robert Pisano, Michael Ramsay and Timothy M. Haley. Mr. Mitzner claims that the named defendants breached their fiduciary duties by allowing allegedly false and misleading statements to be made regarding, among other things, subscriber churn. Mr. Mitzner also claims that the named defendants illegally traded our stock while in possession of material nonpublic information. The lawsuit seeks, on our behalf, unspecified compensatory and enhanced damages, disgorgement of profits earned through alleged insider trading, recovery of attorneys’ fees and costs, and other relief.

On September 14, 2004, BTG International Inc. filed suit against us and other, unaffiliated companies in the United States District Court for the District of Delaware. The complaint alleges that we infringed U.S. Patent No. 5,717,860 entitled “Method and Apparatus for Tracking the Navigation Path of a User on the World Wide Web.” The complaint also alleges infringement of another patent by certain of the other named defendants, not including us. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and to permanently enjoin the defendants from infringing the patents in the future.

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against us in California Superior Court, City and County of San Francisco. The complaint makes false advertising, unfair and deceptive trade practices, breach of contract and other claims relating to our statements regarding DVD delivery times. The complaint seeks restitution, disgorgement, damages, and injunction and specific performance and other relief.

On October 19, 2004, Doris Staehr and Steve Staehr, shareholders claiming to be acting on our behalf, filed a shareholder derivative suit in the Superior Court of the State of California for the County of Santa Clara against certain officers and certain current and former members of the board of directors, specifically Reed Hastings, Barry McCarthy, Thomas R. Dillon, Leslie J. Kilgore, Richard Barton, Timothy Haley, Jay Hoag, A. Robert Pisano, Michael Schuh and Michael Ramsay. The plaintiffs claim that the named defendants breached their fiduciary duties by allowing allegedly false and misleading statements to be made regarding, among other things, subscriber churn. They also claim that the named defendants illegally traded our stock while in possession of material nonpublic information. In addition, the plaintiffs assert claims for abuse of control, gross mismanagement, waste and unjust enrichment. The lawsuit seeks, on our behalf, unspecified compensatory and enhanced damages, disgorgement of profits earned through alleged insider trading, recovery of attorneys’ fees and costs, and other relief.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Use of Proceeds:

We continue to maintain approximately $72.0 million of the net proceeds from our initial public offering in May 2002 in cash and cash equivalents.

Item 6. Exhibits

			Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7	Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8	Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002

10.9	Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10	Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13	Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002

10.14**	Strategic Marketing Agreement between the registrant and Best Buy Co., as amended	10-Q	000-49802	10.14 & 10.15	November 14, 2002

10.15	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.16	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Confidential treatment granted on portions of these exhibits.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: November 1, 2004	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer

Dated: November 1, 2004	By:	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

			Incorporated by Reference			Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.2	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7	Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8	Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002

10.9	Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10	Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13	Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002

10.14**	Strategic Marketing Agreement between the registrant and Best Buy Co., as amended	10-Q	000-49802	10.14 & 10.15	November 14, 2002

10.15	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.16	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Confidential treatment granted on portions of these exhibits.