Form 10-K
period 2004-12-31
NETFLIX INC
filed 2005-03-15
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of June 30, 2004, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ National Market System, was $1,105,225,056. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of March 3, 2005, there were 52,861,415 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for Registrant’s 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: operating expenses; gross margin; liquidity; subscriber acquisition and retention; churn; developments in downloading; revenue per average paying subscriber; and impacts arising from our price change, delivery time, volume of movie rentals, our DVD library investments, marketing expenses, and subscriber acquisition cost. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in the “ Factors That May Affect Future Results of Operations” section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release the results of any revision to any such forward-looking statement, except as may otherwise be required by law

Item 1.	Business

We are the largest online movie rental subscription service providing more than 2,600,000 subscribers access to a comprehensive library of more than 35,000 movie, television and other filmed entertainment titles. Our standard subscription plan allows subscribers to have up to three titles out at the same time with no due dates, late fees or shipping charges for $17.99 per month. In addition to our standard plan, we offer other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a title has been returned, we mail the next available title in a subscriber’s queue.

Our subscription service has grown rapidly since its launch in September 1999. We believe our growth has been driven primarily by our comprehensive selection of titles, consistently high levels of customer satisfaction, rapid consumer adoption of DVD players and our effective marketing programs. In the San Francisco Bay Area approximately 9 percent and, in the rest of the country approximately 2.3%, of all households subscribed to Netflix at the end of 2004.

Our proprietary recommendation service enables us to create a customized store for each subscriber and to generate personalized recommendations which effectively merchandize our comprehensive library of titles. We believe that our recommendation technology, based on proprietary algorithms and the hundreds of millions of movie ratings we have collected from our subscribers, enables us to build deep subscriber relationships and maintain a high level of library utilization.

We continually invest in improvements to our service in an effort to deepen our subscriber relationships as well as to further distinguish our service from that of our competitors. In the fourth quarter of 2004, we launched our social networking feature, called FriendsTM, which allows subscribers to share movie ratings and recommendations with their friends who are also Netflix subscribers. We also launched ProfilesTM, which allows subscribers to set up sub-accounts for spouses, children and others, where each sub-account gets its own queue and recommendations.

We promote our service to consumers through various marketing programs, including online promotions, television advertising, package inserts and other promotions with third parties. These programs encourage consumers to subscribe to our service and may include a free trial period of 14 days. At the end of the free trial period, subscribers are automatically enrolled as paying subscribers, unless they cancel their subscription. All paying subscribers are billed monthly in advance.

We stock more than 35,000 DVD titles. We have established revenue sharing relationships with more than 67 studios and distributors. We also purchase titles directly from studios, distributors and independent producers.

We ship and receive DVDs throughout the United States. We maintain a nationwide network of shipping centers that allow us to provide fast delivery and return service to our subscribers. As of December 31, 2004, we had 30 shipping centers.

We are focused on growing our subscriber base and revenues and utilizing our proprietary technology to minimize operating costs. Our technology is extensively employed to manage and integrate our business, including our Web site interface, order processing, fulfillment operations, and customer service. We believe that our technology also allows us to maximize our library utilization and to run our fulfillment operations in a flexible manner with minimal capital requirements.

We are organized in a single operating segment. All our revenues are generated in the United States, and we have no long-lived assets outside the United States. Substantially all our revenues are derived from monthly subscription fees.

Industry Overview

Filmed entertainment is distributed broadly through a variety of channels. Out-of-home channels include movie theaters, airlines, and hotels. In-home distribution channels include home video rental and retail outlets, cable and satellite television, pay-per-view, video-on-demand, or VOD, and broadcast television. Currently, studios distribute their filmed entertainment content approximately three to six months after theatrical release to the home video market, seven to nine months after theatrical release to pay-per-view and VOD, one year after theatrical release to satellite and cable, and two to three years after theatrical release to basic cable and syndicated networks. However, in what is an emerging trend, the major studios have shortened the release window on certain titles, in particular the theatrical to home video window.

Consumer Transition to DVD

The home video segment of the in-home filmed entertainment market has undergone a rapid technology transition away from VHS to DVD. According to Adams Media Research, at the end of 2004, there were approximately 71 million U.S. television households with a stand-alone set-top DVD player, representing approximately 64 percent of U.S. television households. This number does not include other electronic devices, such as computers and video game players, many of which are also capable of playing DVDs. We provide titles to our subscribers on DVD only and have never carried VHS content.

Challenges Faced by Consumers in Selecting In-Home Filmed Entertainment

The proliferation of new releases available for in-home filmed entertainment and the additional demand for back catalogue titles on DVD create two primary challenges for consumers in selecting titles.

First, despite the large number of available titles, consumers lack a deep selection of titles from existing subscription channels and traditional video rental outlets. Subscription channels, such as HBO and Showtime, and pay-per-view services continue to offer a narrow selection of titles at specified times due to programming schedule constraints and technological issues relating to channel capacity. Traditional video rental outlets primarily offer new releases and devote limited space to display and stock back catalogue titles.

Second, even when consumers have access to the vast number of titles available, they generally have limited means to effectively sort through the titles. We believe our recommendation service provides our subscribers the tools to select titles that appeal to their individual preferences.

Competitive Strengths

We believe that our revenue and subscriber growth are a result of the following competitive strengths:

•	Comprehensive Library of Titles. We have developed strategic relationships with top studios and distributors, enabling us to establish and maintain a broad and deep selection of titles. Since our service is available nationally, we believe that we can economically acquire and provide subscribers a broader selection of titles than video rental outlets, video retailers, subscription channels, pay-per-view and VOD services. To maximize our selection of titles, we continuously add newly released titles to our library. Our library contains numerous copies of popular new releases, as well as many titles that appeal to more select audiences. We currently offer more than 35,000 titles.

•	Personalized Merchandizing. We utilize our proprietary recommendation service to create a custom interface for each subscriber to effectively merchandize our library. Subscribers rate titles on our Web site, and our recommendation service compares these ratings to the database of ratings collected from our entire user base. For each visitor, these comparisons are used to make predictions about specific titles the visitor may enjoy. These predictions are used to merchandize titles to visitors throughout the Web site. As of December 31, 2004, we had over 525 million movie ratings in our database. We believe that our recommendation service allows us to create demand for our entire library and maximize utilization of each title.

•	Scalable Business Model. We believe that we have a scalable, low-cost business model designed to maximize our revenues and minimize our costs. Subscribers’ prepaid monthly payments and the recurring nature of our subscription business provide working capital benefits and significant near-term revenue visibility. Our scalable infrastructure and online interface eliminate the need for expensive retail outlets and allow us to service our large and expanding subscriber base from a network of low-cost shipping centers. We employ temporary, hourly and part-time workers to contain labor costs and provide maximum operating flexibility.

•	Convenience, Selection and Fast Delivery. Subscribers can conveniently select titles by building and modifying a personalized queue of titles on our Web site. We create a unique experience for subscribers because most pages on our Web site are tailored to individual selection and ratings history. Under our standard service, subscribers can have up to three DVDs out at the same time with no due dates or late fees. Based on their queue, we send them available DVDs by U.S. mail that are then returned to us in prepaid mailers. After receipt of returned DVDs, we mail subscribers the next available title in their queue of selected titles. We have over 35,000 titles to choose from and our nationwide network of distribution centers allows us to offer fast delivery.

Growth Strategy

Our strategy to provide a premier filmed entertainment subscription service to our large and growing subscriber base includes the following key elements:

•	Providing Compelling Value for Subscribers. We provide subscribers access to our comprehensive library of more than 35,000 titles with no due dates, late fees or shipping charges for a fixed monthly fee. We merchandize titles in easy-to-recognize lists including new releases, by genre and other targeted categories. Our convenient, easy-to-use Web site allows subscribers to quickly select current titles, reserve upcoming releases and build an individual queue for future viewing using our proprietary personalization technology. We provide service features to our subscribers that, among other things, enable social networking and further individualization of the service through establishment of sub-account queues and recommendations. Our recommendation service provides subscribers with recommendations of titles from our library. We quickly deliver titles to subscribers from our shipping centers located throughout the United States by U.S. mail. We believe that our fast delivery time will result in continued subscriber acquisition, retention and satisfaction.

•	Utilizing Technology to Enhance Subscriber Experience and Operate Efficiently. We utilize proprietary technology developed internally to manage the processing and distribution of DVDs from our shipping centers. Our software automates the process of tracking and routing titles to and from each of our shipping centers and allocates order responsibilities among them. We continuously monitor, test and seek to improve the efficiency of our distribution, processing and inventory management systems as our subscriber base and shipping volume grows. We operate a nationwide network of shipping centers. We anticipate opening additional shipping centers in 2005.

•	Building Mutually Beneficial Relationships with Filmed Entertainment Providers. We have invested substantial resources in establishing strong ties with various filmed entertainment providers. We maintain an office in Los Angeles that provides us access to the major studios. We have entered into a number of revenue sharing agreements with studios and we also purchase titles directly. We work with the content providers to determine which method of acquiring titles is the most beneficial for each party. Our growing subscriber base provides studios with an additional distribution outlet for popular movies and television series, as well as niche titles and programs.

Our Web site—www.netflix.com

We have applied substantial resources to plan, develop and maintain proprietary technology to implement the features of our Web site, such as subscription account signup and management, personalized movie merchandising, inventory optimization and customer support. We have also recently launched new features that enable social networking for our subscribers and further individualize the service through establishment of sub-accounts. Our software is written in a variety of languages and runs on industry standard platforms.

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

Our account signup and management tools provide a subscriber interface familiar to online shoppers. We use a real-time postal address validator to help our subscribers enter correct postal addresses and to determine the additional postal address fields required to promote speedy and accurate delivery. Subscribers may pay for our service using a credit card, debit card or electronic check. We utilize third party services to authorize and process these payment methods.

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

The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

Merchandizing

The key to our merchandizing efforts is the personal recommendations generated by our recommendation service. All subscribers and site visitors are given many opportunities to rate titles and we have collected over 525 million ratings. The ratings from our recommendation service determine which available titles are displayed to a subscriber and in which order. In doing so, we help our subscribers quickly find titles they are more likely to enjoy. Ratings also determine which available titles are featured most prominently on our Web site to increase customer satisfaction and selection activity. Finally, data from our recommendation service is used to generate lists of similar titles. Subscribers often start from a familiar title and use our “Recommendations” link to find other titles they may enjoy. This has proven to be a powerful method for catalogue browsing.

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

Marketing

We have multiple marketing channels through which we attract subscribers to our service. Online advertising is one important channel for acquiring new subscribers. We advertise our service online through paid search listings, banner ads, text on popular Web portals and other Web sites, and permission based e-mails. In addition, we have an affiliate program whereby we make available Web-based banner ads and other advertisements that third parties may retrieve on a self-assisted basis from our Web site and place on their Web sites.

We pay for online marketing on a placement, per-impression basis or per-click basis, as well as through cash bounties paid for each subscriber referred to us. We also participate in a variety of cooperative advertising programs with studios under the terms of which we receive cash consideration in exchange for featuring the studio’s movies in Netflix promotional advertising. We believe that our paid marketing efforts are significantly enhanced by the benefits of word-of-mouth advertising, our subscriber referrals and our active public relations programs.

We work with a number of other marketing channels, for example, we advertise our service on various regional and national television and radio stations. We also have a number of arrangements where advertisements describing our service are inserted or otherwise incorporated into consumer packaging, such as DVD player boxes. We utilize direct mail and print. We also have a relationship with a leading consumer electronics and video retailer, which involves a variety of promotional efforts

Content Acquisition

We acquire content either through revenue sharing agreements or direct purchases. Under our revenue sharing agreements with studios and distributors, we generally obtain titles for a low initial cost in exchange for a commitment to share a percentage of our subscription revenues for a defined period of time. After the revenue sharing period expires for a title, we generally have the option of returning the title to the studio, destroying the title or purchasing the title. The principal terms of each agreement are similar in nature but are generally unique to each studio. In addition to revenue sharing agreements, we also purchase titles from various studios, distributors and other suppliers on a purchase order basis.

Fulfillment Operations

We currently stock more than 35,000 titles on more than 24 million DVDs. We have allocated substantial resources to developing, maintaining and testing the proprietary technology that helps us manage the fulfillment of individual orders and the integration of our Web site, transaction processing systems, fulfillment operations, inventory levels and coordination of our shipping centers.

We ship and receive DVDs from 30 shipping centers located throughout the United States. We believe our shipping centers allow us to improve the subscription experience for subscribers by shortening the transit time for our DVDs through the U.S. Postal Service. We currently do not ship on weekends or holidays.

Customer Service

We believe that our ability to establish and maintain long-term relationships with subscribers depends, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from our subscribers in order to continually improve our Web site and our service. Our customer service center is open seven days a week. We utilize e-mail to proactively correspond with subscribers. We also offer phone support for subscribers who prefer to talk directly with a customer service representative. We focus on eliminating the causes of customer support calls and automating certain self-service features on our Web site, such as the ability to report and correct most shipping problems. Our customer service center is located in our Sunnyvale, California facility.

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

Video rental outlets and retailers with whom we compete include Blockbuster, Hollywood Entertainment, Amazon.com, Wal-Mart Stores and Best Buy. In particular, in 2004, Blockbuster launched on a nationwide basis its store-based subscription program. This program provides many of the benefits of our business model in a store-based retail environment. In addition, in early 2005, Blockbuster eliminated its traditional late fee policy. We believe that we compete with these video rental outlets and movie retailers primarily on the basis of title selection, convenience and price. We believe that our scalable business model, our subscription service with home delivery and access to our comprehensive library of more than 35,000 titles compete favorably against traditional video rental outlets.

We also compete against other online DVD subscription services, such as Blockbuster Online and Walmart.com, subscription entertainment services, such as HBO and Showtime, pay-per-view and VOD providers, and cable and satellite providers. The direct online competition has intensified significantly since Blockbuster officially launched its online service in August 2004. In particular, Blockbuster has been aggressive in pricing its standard three-out service at a monthly charge of approximately twenty percent lower than ours. We believe we are able to provide greater subscriber satisfaction due to our focused attention to the business of online subscription rental, the broad and deep selection of titles we offer subscribers, our ability to personalize our library to each subscriber based on the subscriber’s selection history, personal ratings and the tastes and preferences of similar users through our recommendation service and extensive database of user preferences, the unique features we offer subscribers, such as FriendsTM and ProfilesTM as well as the ease and speed with which subscribers are able to select, receive and return titles.

VOD and downloading of movies over the Internet have received considerable media attention recently. VOD, for example, is now widely available in most major hotels and has early deployments in many major cable systems. Within a few years, we believe VOD will become widely available to digital cable and satellite subscribers. VOD carries as many titles as can be effectively merchandized on a set-top box platform, which we believe to be generally up to 100 recent releases plus adult content. For consumers who primarily want the latest big releases, VOD may be a convenient distribution channel. Downloading of movies over the Internet is currently available from a limited number of providers, such as Movielink and CinemaNow, and typically involves delivery of content to a personal computer. We believe that our strategy of developing a large and growing subscriber base for DVD rentals and our ability to personalize our library to each subscriber by leveraging our extensive database of user preferences positions us favorably to provide digital distribution of filmed entertainment as that market develops.

Employees

As of December 31, 2004, we had 940 full-time employees. We also utilize part-time and temporary employees, primarily in our fulfillment operations, to respond to the fluctuating demand for DVD shipments. As of December 31, 2004, we had 253 temporary employees. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

We do not own any real estate. The following table sets forth the location, approximate square footage and the primary use of each of our principal properties. As of December 31, 2004, all properties were leased under operating leases.

Location	Estimated Square Footage	Lease Expiration Date	Primary Use
Los Gatos, California	66,400	October 2006	Corporate offices, general and administrative, marketing, and technology and development
Beverly Hills, California	4,000	December 2006	Content acquisition, general and administrative
Sunnyvale, California	115,000	April 2009	Central customer service, processing and shipping center for the San Francisco Bay Area

In addition, our fulfillment operations are located in 30 fulfillment centers that serve major metropolitan areas throughout the United States and comprise a total of approximately 300,000 square feet. These fulfillment centers are under relatively short-term lease agreements that expire at various dates through July 2009.

To help meet our future expansion needs, we have entered into a lease for a building currently under construction in Los Gatos, California. This location will become our new headquarters in or around December 2005 and will include our corporate, general and administrative, marketing, and technology and development functions. Lease payments will commence in December 2005. This building is leased through 2012 and consists of approximately 80,000 square feet of office space.

We believe our properties are suitable and adequate for our present needs, and we periodically evaluate whether additional facilities are necessary.

Item 3.	Legal Proceedings

From time to time, in the normal course of business, we are a party to litigation matters and claims, including claims relating to employee relations and business practices. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Listed below are material legal proceedings to which we are party. We believe that we have defenses to the cases set forth below and are vigorously contesting these matters. An unfavorable outcome of any of these matters could have a material adverse effect on our financial position, liquidity or results of operations.

Between July 22 and September 9, 2004, seven purported securities class action suits were filed in the United States District Court for the Northern District of California against us and, in the aggregate, Reed Hastings, W. Barry McCarthy, Jr., and Leslie J. Kilgore. These class action suits were consolidated in January 2005, and a consolidated complaint was filed on February 24, 2005. The complaint alleges violations of certain federal securities laws, seeking unspecified damages on behalf of a class of purchasers of our common stock between October 1, 2003 and October 14, 2004. The plaintiffs allege that we made false and misleading statements and omissions of material facts based on our disclosure regarding churn and delivery speed, claiming alleged violations by each named defendant of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and alleged violations by certain of our officers of Section 20A of Securities Exchange Act of 1934.

On September 14, 2004, BTG International Inc. filed suit against us and other unaffiliated companies in the United States District Court for the District of Delaware. The complaint alleges that we infringed U.S. Patent No. 5,717,860 entitled “Method and Apparatus for Tracking the Navigation Path of a User on the World Wide Web.” The complaint also alleges infringement of another patent by certain of the other named defendants, not including us. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and to permanently enjoin the defendants from infringing the patents in the future.

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against us in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, breach of contract as well as claims relating to our statements regarding DVD delivery times. The complaint seeks restitution, disgorgement, damages, and injunction and specific performance and other relief.

On August 13, 2004, Miles L. Mitzner, a shareholder claiming to be acting on our behalf, filed a shareholder derivative suit in the United States District Court for the Northern District of California against certain officers and certain current and former members of the board of directors, specifically Reed Hastings, W. Barry McCarthy, Jr., Jay C. Hoag, A. Robert Pisano, Michael Ramsay and Timothy M. Haley. Mr. Mitzner claimed that the named defendants breached their fiduciary duties by allowing allegedly false and misleading statements to be made regarding, among other things, churn. Mr. Mitzner also claimed that the named defendants illegally traded our stock while in possession of material nonpublic information. The lawsuit sought, on our behalf, unspecified compensatory and enhanced damages, disgorgement of profits earned through alleged insider trading, recovery of attorneys’ fees and costs, and other relief. However, on February 25, 2005, the Court dismissed the action with prejudice, and final judgment was entered in our favor.

On October 19, 2004, Doris Staehr and Steve Staehr, shareholders claiming to be acting on our behalf, filed a shareholder derivative suit in the Superior Court of the State of California for the County of Santa Clara against certain officers and certain current and former members of the board of directors, specifically Reed Hastings, Barry McCarthy, Thomas R. Dillon, Leslie J. Kilgore, Richard Barton, Timothy Haley, Jay Hoag, A. Robert Pisano, Michael Schuh and Michael Ramsay. The plaintiffs claim that the named defendants breached their fiduciary duties by allowing allegedly false and misleading statements to be made regarding, among other things, churn. They also claim that the named defendants illegally traded our stock while in possession of material nonpublic information. In addition, the plaintiffs assert claims for abuse of control, gross mismanagement, waste and unjust enrichment. The lawsuit seeks, on our behalf, unspecified compensatory and enhanced damages, disgorgement of profits earned through alleged insider trading, recovery of attorneys’ fees and costs, and other relief. In December 2004, the Court stayed this proceeding pending resolution of the federal action brought by Mr. Mitzner. Although the federal action brought by Mr. Mitzner was dismissed, as of the date of the filing of this report the stay had not been lifted.

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has traded on the NASDAQ National Market under the symbol “NFLX” since our initial public offering on May 23, 2002. The following table sets forth the high and low sales prices per share of our common stock for the periods indicated, as reported by the NASDAQ National Market.

	2003		2004
	High	Low	High	Low
First quarter	$11.17	$5.34	$39.77	$26.90
Second quarter	13.18	9.03	38.62	25.17
Third quarter	20.12	11.28	36.07	13.85
Fourth quarter	30.50	16.70	19.60	9.25

On January 16, 2004, our Board of Directors declared a two-for-one stock split in the form of a stock dividend on our outstanding common stock. The additional shares of common stock were distributed on February 11, 2004. All common share and per-share amounts have been retroactively restated throughout this Annual Report on Form 10-K to reflect this stock split.

As of March 3, 2005, there were approximately 118 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

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

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Subscription	$35,894	$74,255	$150,818	$270,410	$500,611
Sales	—	1,657	1,988	1,833	5,617

Total revenues	35,894	75,912	152,806	272,243	506,228
Cost of revenues:
Subscription	24,861	49,088	77,044	147,736	273,401
Sales	—	819	1,092	624	3,057

Total cost of revenues	24,861	49,907	78,136	148,360	276,458

Gross profit	11,033	26,005	74,670	123,883	229,770
Operating expenses:
Fulfillment	10,247	13,452	19,366	31,274	56,609
Technology and development	16,823	17,734	14,625	17,884	22,906
Marketing	25,727	21,031	35,783	49,949	98,027
General and administrative	6,990	4,658	6,737	9,585	16,287
Restructuring charges	—	671	—	—	—
Stock-based compensation	9,714	6,250	8,832	10,719	16,587

Total operating expenses	69,501	63,796	85,343	119,411	210,416

Operating income (loss)	(58,468)	(37,791)	(10,673)	4,472	19,354
Other income (expense):
Interest and other income	1,645	461	1,697	2,457	2,592
Interest and other expense	(1,451)	(1,852)	(11,972)	(417)	(170)

Net income before income taxes	(58,274)	(39,182)	(20,948)	6,512	21,776
Provision for income taxes	—	—	—	—	181

Net income (loss)	$(58,274)	$(39,182)	$(20,948)	$6,512	$21,595

Net income (loss) per share:
Basic	$(20.61)	$(10.73)	$(0.74)	$0.14	$0.42

Diluted	$(20.61)	$(10.73)	$(0.74)	$0.10	$0.33

Weighted-average shares outstanding:
Basic	2,828	3,652	28,204	47,786	51,988

Diluted	2,828	3,652	28,204	62,884	64,713

	As of December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Balance Sheet Data (1):
Cash and cash equivalents	$14,895	$16,131	$59,814	$89,894	$174,461
Short-term investments	—	—	43,796	45,297	—
Working (deficit) capital	(1,655)	(6,656)	66,649	75,927	92,436
Total assets	52,488	41,630	130,530	176,012	251,793
Capital lease obligations, less current portion	2,024	1,057	460	44	—
Notes payable, less current portion	1,843	—	—	—	—
Subordinated notes payable	—	2,799	—	—	—
Redeemable convertible preferred stock	101,830	101,830	—	—	—
Stockholders’ (deficit) equity	(73,267)	(90,504)	89,356	112,708	156,283

	As of / Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except subscriber acquisition cost)
Other Data:
Total subscribers at end of period	292	456	857	1,487	2,610
Gross subscriber additions during period	515	566	1,140	1,571	2,716
Subscriber acquisition cost (2)	$49.96	$37.16	$31.39	$31.79	$36.09

Notes:

(1)	Prior year financial statements have been reclassified to conform to current year presentation
(2)	Subscriber acquisition cost is defined as total marketing expenses divided by total gross subscriber additions during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are the largest online movie rental subscription service providing more than 2,600,000 subscribers access to a comprehensive library of more than 35,000 movie, television and other filmed entertainment titles. Our standard subscription plan of $17.99 per month allows subscribers to have up to three titles out at the same time with no due dates, late fees or shipping charges. Subscribers select titles at our Web site (www.netflix.com) aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a title has been returned, we mail the next available title in a subscriber’s queue.

Key Business Metrics

For the year ended December 31, 2004, we generated total revenues of $506.2 million and net income of $21.6 million. Management periodically reviews certain key business metrics in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. These key business metrics include the following:

•

Churn:    Churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber additions, then divided by three months. Customer cancellations in the quarter include cancellations from gross subscriber additions, which is why we include gross subscriber additions in the denominator. We grow our subscriber base either by adding new subscribers or by retaining existing subscribers. Churn is the key metric which allows management to evaluate whether we are retaining our existing subscribers in accordance with our business plans. An increase in churn may signal a deterioration in the quality of our service, or it may signal an unfavorable behavioral change in the mix of new subscribers. Lower churn means higher customer retention, faster revenue growth and lower marketing expenses as a percent of revenues for any given level of subscriber acquisition.

•	Subscriber Acquisition Cost: Subscriber acquisition cost is defined as total marketing expense divided by total gross subscriber additions. Management reviews this metric closely to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis.

•	Gross Margin: Management reviews gross margin in conjunction with churn and subscriber acquisition cost to target a desired operating margin. For example, movie rentals per average paying subscriber may increase, which depresses our gross margin. However, increased movie rentals per average paying subscriber may result in higher subscriber satisfaction, which reduces churn and increases word-of-mouth advertising about our service. As a result, marketing expense may fall as a percentage of revenues and operating margins rise, offsetting the impact of a reduction in gross margin. We can also make trade-offs between our DVD library investments which have an inverse relationship with churn and subscriber acquisition cost. For example, an increase in our DVD library investments may improve customer satisfaction and lower churn, and hence increase the number of new subscribers acquired via word-of-mouth. This in turn may allow us to accelerate our subscriber growth for a given level of marketing spending.

Please see “Results of Operations” below for further discussion on these key business metrics.

Recent Developments and Initiatives

We continue to experience aggressive direct competition from Blockbuster. In particular, Blockbuster cut its standard subscription price twice during the last quarter of 2004 and currently has a price $3 below our standard price. In addition, Blockbuster has begun television advertising of its online offering. We also anticipate that other entrants, such as Amazon.com, will offer competing services, either directly or in conjunction with others. Despite this dynamic competitive landscape, we do not intend to lose our leadership position. While we aim to maintain domestic market leadership in the face of aggressive competition, there can be no assurance that we will be able to compete effectively. If we are unable to successfully or profitably compete with current and new competitors, our business will be adversely affected and we may not be able to increase or maintain market share, revenues or profitability.

We continue to invest resources to develop solutions for downloading movies to consumers. Our core strategy has been and remains to grow a large DVD subscription business; however, as technology and infrastructure develop to allow effective and convenient delivery of movies over the Internet, we intend to offer our subscribers the choice under one subscription of receiving their movies on DVD or by downloading, whichever they prefer. Although our solutions may be well in advance of meaningful demand for downloading services and we expect only modest consumer interest for the near term, we believe the demand for this technology will grow steadily over the next ten years.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. The Securities and Exchange Commission has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Amortization of DVD Library and Upfront Costs

We acquire DVDs from studios and distributors through either direct purchases or revenue sharing agreements. The revenue sharing agreements enable us to obtain DVDs at a lower upfront cost than under traditional direct purchase arrangements. Under the revenue sharing agreements, we share a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, or the Title Term, which is typically twelve months for each DVD title. At the end of the Title Term, we generally have the option of returning the DVD title to the studio, destroying the title or purchasing the title.

In addition, we remit an upfront payment to acquire titles from the studios and distributors under revenue sharing agreements. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with our DVD library amortization policy. In some cases, this payment also includes a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is charged to expense as future revenue sharing obligations are incurred. We amortize our DVD library, less estimated salvage value, on a “sum-of-the-months” accelerated basis over its estimated useful life. The useful life of the new-release DVDs and back-catalogue DVDs is estimated to be 1 year and 3 years, respectively. In estimating the useful life of our DVD library, we take into account library utilization as well as an estimate for lost or damaged DVDs.

Prior to July 1, 2004, we amortized the cost of our entire DVD library, including the capitalized portion of the initial fixed license fee, on a “sum-of-the-months” accelerated basis over one year. However, based on our periodic evaluation of both new release and back-catalogue utilization for amortization purposes, we determined that back-catalogue titles have a significantly longer life than previously estimated. As a result, we have revised our estimate of useful life for the back-catalogue DVD library from a “sum of the months” accelerated method using a one-year life to the same accelerated method of amortization using a three-year life. The purpose of this change is to more accurately reflect the productive life of these assets. In accordance with APB 20, the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2004. New releases will continue to be amortized over a one-year period. As a result of the change in the estimated life of the back-catalogue library, total cost of revenues was $10.9 million lower, net income was $10.9 million higher and net income per diluted share was $0.17 higher for the year ended December 31, 2004.

We believe the use of the accelerated method is appropriate for the amortization of our DVD library and the initial fixed license fee because it approximates DVD utilization.

In addition, we have also determined that we are selling fewer previously rented DVDs than estimated but at an average selling price higher than historically estimated. We have therefore revised our estimate of salvage values, on direct purchase DVDs. For those direct purchase DVDs that we estimate we will sell at the end of their useful lives, a salvage value of $3.00 per DVD has been provided effective July 1, 2004. For those DVDs that we do not expect to sell, no salvage value is provided. Simultaneously with the change in estimate of expected salvage value we recorded a write-off of approximately $1.9 million related to non-recoverable salvage value. As a result of this write-off, total cost of revenues was $1.9 million higher, net income was $1.9 million lower and net income per diluted share was $0.03 lower for the year ended December 31, 2004.

We will continue to periodically evaluate the useful lives and salvage values of our DVD library.

Stock-Based Compensation

We account for stock-based compensation expenses in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation,

as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123. During 2002, 2003 and 2004, we recorded total stock-based compensation expenses of $8.8 million, $10.7 million and $ 16.6 million, respectively. The application of SFAS No. 123 requires significant judgment, including the determination of the expected life and volatility for stock options. To determine the expected life, we review the historical pattern of exercises of stock options as well as the terms and vesting periods of the options granted. Prior to the third quarter of 2003, we granted stock options, which generally vest over three to four-year periods. Since the third quarter of 2003, we began granting fully vested stock options to our employees on a monthly basis. As a result, we changed the expected life from 3.5 years to 1.5 years. In the second quarter of 2004, we revised our estimate of expected life based on our review of historical patterns for exercises of stock options. We bifurcated our option grants into two employee groupings who exhibited different exercise behavior and changed the estimate of the expected life from 1.5 years for all option grants in the first quarter of 2004 to 1 year for one group and 2.5 years for the other group beginning in the second quarter of 2004. In addition, our stock price has fluctuated significantly in recent periods. In estimating expected volatility, we consider historical volatility, volatility in market-traded options on our common stock and other relevant factors in accordance with SFAS No. 123. The Black-Scholes option-pricing model, used by us, requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted.

Income Taxes

We record a tax provision for the anticipated tax consequences of our reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

Our deferred tax assets, primarily the tax benefits of these loss carryforwards, have been offset by a full valuation allowance because of our history of losses through the first quarter of 2003, limited profitable quarters to date and the competitive landscape of online DVD rentals. If we subsequently determine that some or all deferred tax assets that were previously offset by a valuation allowance are realizable, the result would be a positive adjustment to earnings in the period such determination is made.

Descriptions of Statement of Operations Components

Subscription Revenues:

We generate all our subscription revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably during each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues. In addition to our standard service of $17.99 per month, we offer other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time. As of December 31, 2004, more than 95 percent of our paying subscribers paid $17.99 or more per month.

Cost of Subscription Revenues:

We acquire titles for our library through traditional direct purchase and through revenue sharing agreements with content providers. Traditional buying methods normally result in higher upfront costs than titles obtained through revenue sharing agreements. Cost of subscription revenues consists of revenue sharing expenses, amortization of our library, amortization of intangible assets related to equity instruments issued to certain studios in 2000 and 2001 and postage and packaging costs related to shipping titles to paying subscribers. Costs related to free-trial subscribers are allocated to marketing expenses.

Revenue Sharing Expenses.    Our revenue sharing agreements generally commit us to pay an initial upfront fee for each DVD acquired and also a percentage of revenue earned from such DVD rentals for a defined period of time. A portion of the initial upfront fees are non-recoupable for revenue sharing purposes and capitalized and amortized in accordance with our DVD library amortization policy. The remaining portion of the initial upfront fee represents prepaid revenue sharing and this amount is expensed as revenue sharing expenses as DVDs subject to revenue sharing agreements are shipped to subscribers. Other than the initial upfront payment for DVDs acquired, we are not obligated to pay any minimum revenue sharing fee on DVDs that are not shipped to subscribers. We characterize these payments to the studios as revenue sharing expenses.

Amortization of DVD Library.    On July 1, 2004, we revised the estimate of useful life for the back-catalogue DVD library from one to three years. New releases will continue to be amortized over a one-year period. We also revised our estimate of salvage values, on direct purchase DVDs. For those direct purchase DVDs that we expect to sell at the end of their useful lives, a salvage value of $3.00 per DVD has been provided effective July 1, 2004. For those DVDs that we do not expect to sell, no salvage value is provided.

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

Postage and Packaging.    Postage and packaging expenses consist of the postage costs to mail titles to and from our paying subscribers and the packaging and label costs for the mailers. The rate for first-class postage was $0.34 prior to June 29, 2002 and increased to $0.37 thereafter. It is currently anticipated that the U.S. Postal Service will seek an increase in the rate of first class postage and that any such increase would likely be effective starting in 2006.

Operating Expenses:

Fulfillment.    Fulfillment expenses represent those expenses incurred in operating and staffing our shipping and customer service centers, including costs attributable to receiving, inspecting and warehousing our library. Fulfillment expenses also include credit card fees.

Technology and Development.    Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web site, our recommendation service, developing solutions for downloading movies to subscribers, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data.

Marketing.    Marketing expenses consist of payroll and related expenses and advertising expenses. Advertising expenses include marketing program expenditures and other promotional activities, including revenue sharing expenses, postage and packaging expenses and library amortization related to free trial periods.

General and Administrative.    General and administrative expenses consist of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting, professional fees and other general corporate expenses.

Stock-Based Compensation.    During the second quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123, for stock-based compensation. We elected to apply the retroactive restatement method under SFAS No. 148 and all prior periods presented have been restated to reflect the compensation costs that would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted.

During the third quarter of 2003, we began granting stock options to our employees on a monthly basis. The vesting periods provide for options to vest immediately, in comparison with the three to four-year vesting periods for stock options granted prior to the third quarter of 2003. As a result of immediate vesting, all stock-based compensation expense determined under SFAS No. 123 is fully recognized upon the grant of the stock option. For those stock options granted prior to the third quarter of 2003 with three to four-year vesting periods, we continue to amortize the deferred compensation related to those stock options over the remaining vesting periods.

Results of Operations

The following table sets forth, for the periods presented, the line items in our Statements of Operations as a percentage of total revenues. The information contained in the table below should be read in conjunction with the financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended December 31,
	2002	2003	2004
Revenues:
Subscription	98.7%	99.3%	98.9%
Sales	1.3	0.7	1.1

Total revenues	100.0	100.0	100.0
Cost of revenues:
Subscription	50.4	54.3	54.0
Sales	0.7	0.2	0.6

Total cost of revenues	51.1	54.5	54.6

Gross profit	48.9	45.5	45.4
Operating expenses:
Fulfillment	12.7	11.5	11.2
Technology and development	9.6	6.6	4.5
Marketing	23.4	18.3	19.4
General and administrative	4.4	3.5	3.2
Stock-based compensation	5.8	4.0	3.3

Total operating expenses	55.9	43.9	41.6

Operating income (loss)	(7.0)	1.6	3.8
Other income (expense):
Interest and other income	1.1	1.0	0.5
Interest and other expense	(7.8)	(0.2)	—

Net income (loss) before income taxes	(13.7)	2.4	4.3
Provision for income taxes	—	—	—

Net income (loss)	(13.7)%	2.4%	4.3%

Revenues

	Year Ended December 31,
	2002	Percent Change	2003	Percent Change	2004
	(in thousands, except percentages and average monthly subscription revenue per paying subscriber)
Revenues:
Subscription	$150,818	79.3%	$270,410	85.1%	$500,611
Sales	1,988	(7.8)%	1,833	206.4%	5,617

Total revenues	$152,806	78.2%	$272,243	85.9%	$506,228

Other data:
Average number of paying subscribers	626	78.1%	1,115	78.3%	1,988
Average monthly subscription revenue per paying subscriber	$20.08	0.6%	$20.21	3.8%	$20.98

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably during each subscriber’s monthly subscription period. In addition, we generate a small portion of our revenues from the sale of used DVDs and recognize such revenues when the DVDs are shipped.

The increase in our subscription revenues in 2004 as compared to 2003 was primarily as a result of substantial growth in the average number of paying subscribers and to a lesser extent, due to a slight increase in average monthly subscription revenue per paying subscriber. We believe the increase in the number of paying subscribers was driven by the continuing consumer adoption of DVD players, increased consumer awareness of our service and continuing improvements in our service. The increase in the average monthly subscription revenue per paying subscriber was a result of the price increase implemented in the second quarter of 2004. In June 2004, we increased the monthly subscription price of our standard service from $19.95 to $21.99. However, effective November 2004, in response to the changing competitive landscape, we lowered the price of our standard service to $17.99. As a result of the price decrease, we expect the average monthly subscription revenue per paying subscriber to decrease in 2005.

The increase in our subscription revenues in 2003 as compared to 2002 was primarily attributable to an increase in the average number of paying subscribers. We believe the increase in the number of paying subscribers was driven by the continuing consumer adoption of DVD players, increased consumer awareness of our service and continuing improvements in our service.

Churn declined to 4.4 percent in the fourth quarter of 2004 from 4.8 percent in the same period of 2003 and from 6.3% in the same period of 2002. We believe the decline was primarily attributable to three reasons:

•	First, the reduction in the price of our standard subscription plan to from $21.99 per month to $17.99 per month effective November 1, 2004. Prior to that, in June 2004, we experienced an increase in churn when we increased the price of our standard subscription plan from $19.95 per month to $21.99 per month.

•	As we grow, the ratio of new subscribers to total subscribers declines, leading to an increase in the average duration, or age, of the subscriber base. New subscribers are actually more likely to cancel their subscriptions than older subscribers, and therefore, an increase in subscriber age tends to lead to reductions in churn.

•	Lastly, we continued to make improvements in a number of key areas, including increasing the in-stock rate and selection of titles as we expanded our DVD library and enhancing our Web site and recommendation service. We believe these improvements to our service increased subscriber satisfaction, which resulted in lower churn.

We anticipate that churn will increase in face of competition from existing competitors and other potential new entrants in the online movie rental subscription business. In particular, we face intense competition from Blockbuster, which introduced its in-store subscription program on a nationwide basis in May 2004, launched its online subscription service in August 2004, reduced the price of its online subscription service to $14.99 per month in December 2004, and eliminated late fees for in-store rentals in January 2005. If we are unable to compete effectively against Blockbuster and our other existing competitors as well as against potential new entrants into the online movie rental subscription business such as Amazon, in both retaining our existing subscribers and attracting new subscribers, our churn will likely increase and our business will be adversely affected.

The following table presents our ending subscriber information:

	As of December 31,
	2002	Percent Change	2003	Percent Change	2004
	(in thousands, except percentages)
Subscribers:
Free subscribers	61		71		124
As a percentage of total subscribers	7.1%		4.8%		4.8%
Paid subscribers	796		1,416		2,486
As a percentage of total subscribers	92.9%		95.2%		95.2%
Total subscribers	857	73.5%	1,487	75.5%	2,610

Cost of Revenues

	Year Ended December 31,
	2002	Percent Change	2003	Percent Change	2004
	(in thousands, except percentages)
Cost of revenues:
Subscription	$77,044	91.8%	$147,736	85.1%	$273,401
Sales	1,092	(42.9)%	624	389.9%	3,057

Total cost of revenues	$78,136	89.9%	$148,360	86.3%	$276,458

The increase in cost of subscription revenues in 2004 as compared to 2003 was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 102 percent, which was driven by a 78 percent increase in the number of average paying subscribers coupled with a 13 percent increase in monthly movie rentals per average paying subscriber.

•	Postage and packaging expenses increased by $55.3 million, representing a 93 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the per-unit postage and packaging cost.

•	DVD amortization increased by $34.8 million, representing an 87 percent increase. This increase was primarily attributable to increased acquisitions for our DVD library partially offset by the change in estimate related to back-catalogue useful lives of $10.9 million.

•	Revenue sharing expenses increased by $36.5 million, representing a 80 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers.

The increase in cost of subscription revenues in absolute dollars in 2003 as compared to 2002 was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 111 percent, which was driven by a 78 percent increase in the number of average paying subscribers coupled with a 19 percent increase in monthly movie rentals per average paying subscriber. We believe the increase in monthly movie rentals was primarily attributable to the decrease in delivery time due to the expansion of our nationwide network of shipping centers.

•	Postage and packaging expenses increased by $30.1 million, representing a 103 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a modest reduction in postage rate per DVD shipped as a result of an increased utilization of postal sorters on outbound mail.

•	DVD amortization increased by $24.4 million, representing a 157 percent increase. This increase was primarily attributable to increased acquisitions for our DVD library.

•	Revenue sharing expenses increased by $16.1 million, representing a 55 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the percentage of titles subject to revenue sharing agreements mailed to paying subscribers.

Gross Margin

	Year Ended December 31,
	2002	Percent Change	2003	Percent Change	2004
	(in thousands, except percentages)
Gross profit	$74,670	65.9%	$123,883	85.5%	$229,770
Gross margin	48.9%		45.5%		45.4%

Gross margin for 2004 declined slightly in 2004 as compared to 2003. This decline was attributable to the decline in revenue per paid shipment offset almost wholly by the change in estimate related to the useful life of our back-catalogue DVD library. If movie rentals per average paying subscriber increases, additional erosion in our gross margin will occur.

The decline in gross margin in 2003 as compared to 2002 was primarily due to a higher percentage of DVD amortization as a result of increased acquisitions for our library, coupled with a higher percentage of postage and packaging expenses as a result of an increase in movie rentals per average paying subscriber. The decrease in gross margin was partially offset by a lower percentage of revenue sharing expenses as a result of our rental mix shifting proportionately in favor of purchased titles and away from titles subject to revenue sharing agreements.

Operating Expenses:

Fulfillment

	Year Ended December 31,
	2002	Percent Change	2003	Percent Change	2004
	(in thousands, except percentages)
Fulfillment	$19,366	61.5%	$31,274	81.0%	$56,609
As a percentage of revenues	12.7%		11.5%		11.2%

The increase in fulfillment expenses in absolute dollars in 2004 as compared to 2003 was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our customer service and shipping centers, coupled with an increase in credit card fees as a result of the increase in subscriptions. In addition, the increase in fulfillment expenses was attributable to an increase in facility-related costs resulting from the relocation or expansion of certain of our shipping centers and the addition of new ones. As a percentage of revenues, fulfillment expenses decreased slightly primarily due to a combination of an increasing revenue base and efficiencies that reduced the fulfillment costs per paid shipment by approximately 10 percent.

The increase in fulfillment expenses in absolute dollars in 2003 as compared to 2002 was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our customer service and shipping centers. In addition, our credit card fees increased significantly in 2003 compared to 2002 as a result of the increase in subscriptions. As a percentage of revenues, fulfillment expenses decreased in 2003 compared to 2002, primarily due to a combination of an increasing revenue base and improvements in our fulfillment productivity due to our continuous efforts to refine and streamline our fulfillment operations.

Technology and Development

	Year Ended December 31,
	2002	Percent Change	2003	Percent Change	2004
	(in thousands, except percentages)
Technology and development	$14,625	22.3%	$17,884	28.1%	$22,906
As a percentage of revenues	9.6%		6.6%		4.5%

The increase in technology and development expenses in absolute dollars in 2004 as compared to 2003 was primarily the result of an increase in personnel-related costs. As a percentage of revenues, technology and development expenses decreased primarily due to a greater increase in revenues than technology and development expenses.

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

We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience. Additionally, we are developing solutions for downloading movies to subscribers. As a result, we expect our technology and development expenses will continue to increase in absolute dollars in 2005.

Marketing

	Year Ended December 31,
	2002	Percent Change	2003	Percent Change	2004
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$35,783	39.6%	$49,949	96.3%	$98,027
As a percentage of revenues	23.4%		18.3%		19.4%
Other data:
Gross subscriber additions	1,140	37.8%	1,571	72.9%	2,716
Subscriber acquisition cost	$31.39	1.3%	$31.79	13.5%	$36.09

The increase in marketing expenses in absolute dollars in 2004 as compared to 2003 was primarily attributable to an increase in marketing program costs, primarily television and online advertising, to attract new subscribers. In addition, personnel-related costs increased in order to support the higher volume of marketing activities. As a percentage of revenues, the increase in marketing expenses was primarily due to a greater increase in marketing expenses than revenues. Subscriber acquisition cost increased in 2004 compared to 2003 as a result of an increase in marketing program spending, primarily the introduction of television advertising as an acquisition channel and increases in online advertising rates.

The increase in marketing expenses in absolute dollars in 2003 as compared to 2002 was primarily attributable to an increase in the number of new subscriber additions, which resulted in higher marketing program costs. In addition, personnel-related costs increased in order to support the higher volume of marketing activities. Subscriber acquisition cost increased in 2003 as compared to 2002 primarily as a result of an increase in certain marketing program payments, partially offset by the continued growth of word-of-mouth as a source of subscriber acquisitions and lower personnel-related costs on a per-acquired subscriber basis. As a percentage of revenues, the decrease in marketing expenses was primarily due to a greater increase in revenues than marketing expenses.

We anticipate that our marketing expense will increase in absolute dollars in 2005 as we grow our business.

General and Administrative

	Year Ended December 31,
	2002	Percent Change	2003	Percent Change	2004
	(in thousands, except percentages)
General and administrative	$6,737	42.3%	$9,585	69.9%	$16,287
As a percentage of revenues	4.4%		3.5%		3.2%

The increase in general and administrative expenses in absolute dollars in 2004 as compared to 2003 was primarily attributable to an increase in personnel-related costs, as well as an increase in professional fees to support our growing operations and compliance requirements. As a percentage of revenues, the decrease in general and administrative expenses was primarily due to a greater increase in revenues than general and administrative expenses.

The increase in general and administrative expenses in absolute dollars in 2003 as compared to 2002 was primarily attributable to an increase in the number of personnel, as well as an increase in insurance costs and professional fees, to support our growing business. As a percentage of revenues, the decrease in general and administrative expenses was primarily due to a greater increase in revenues than general and administrative expenses.

We expect our general and administrative expenses will continue to increase in absolute dollars in 2005 in order to support our growing operations.

Stock-Based Compensation

	Year Ended December 31,
	2002	Percent Change	2003	Percent Change	2004
	(in thousands, except percentages)
Stock-based compensation	$8,832	21.4%	$10,719	54.7%	$16,587
As a percentage of revenues	5.8%		4.0%		3.3%

We adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation in the second quarter of 2003. We elected to apply the retroactive restatement method under SFAS No. 148 and all prior periods presented have been restated to reflect the compensation costs that would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted to employees.

We began granting fully vested stock options to our employees on a monthly basis beginning in the third quarter of 2003. Stock-based compensation expenses associated with these stock options are recognized immediately. For stock options granted prior to the third quarter of 2003 with three to four-year vesting periods, we continue to amortize the deferred compensation associated with these stock options over their remaining vesting periods.

We apply the Black-Scholes option-pricing model to value our stock option grants. The Black-Scholes option-pricing model, used by us, requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the fair value estimate.

The increase in stock-based compensation expenses in absolute dollars in 2004 as compared to 2003 was primarily due to higher expenses resulting from larger grants, higher average grant prices and higher volatility assumptions in the current year than in the prior-year.

The increase in stock-based compensation expenses in absolute dollars in 2003 as compared to 2002 was primarily due to higher compensation expenses as a result of the fully vested monthly stock option grants, coupled with a rising stock price. In addition, the increase was also attributable to higher compensation expenses associated with shares of common stock issued under our employee stock purchase plan.

Interest and Other Income

	Year Ended December 31,
	2002	Percent Change	2003	Percent Change	2004
	(in thousands, except percentages)
Interest and other income	$1,697	44.8%	$2,457	5.5%	$2,592
As a percentage of revenues	1.1%		1.0%		0.5%

Interest and other income consists primarily of interest earned on our cash and cash equivalents and short-term investments, prior to the liquidation of our short-term investments during the second quarter of 2004.

The increase in interest and other income in 2004 as compared to 2003 was primarily due to an increase in interest and other income as a result of higher average interest earning balances.

The increase in interest and other income in 2003 compared to 2002 was primarily attributable to an increase in interest income as a result of higher average cash and investment balances.

Interest and Other Expense

	Year Ended December 31,
	2002	Percent Change	2003	Percent Change	2004
	(in thousands, except percentages)
Interest and other expense	$(11,972)	(96.5)%	$(417)	(59.2)%	$(170)
As a percentage of revenues	(7.8)%		(0.2)%		(0.0)%

Interest and other expense consist primarily of interest expense related to our interest-bearing obligations. The decline in interest and other expense in 2004 as compared to 2003 was primarily due to lower interest expense as a result of a reduction in interest-bearing obligations.

Interest and other expense in 2002 included a one-time charge of $10.7 million associated with our early repayment, following our initial public offering in May 2002, of all outstanding indebtedness under our subordinated promissory notes related to the acceleration of the accretion of the unamortized discount. Excluding the one-time charge of $10.7 million incurred in 2002, interest and other expense decreased in 2003 as compared to 2002 primarily due to a reduction in interest-bearing obligations, some of which were repaid following our initial public offering in May 2002.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, our initial public offering and net cash generated from operating activities. As of December 31, 2004, we had cash and cash equivalents of $174.5 million. We have generated net cash from operations during each quarter since the second quarter of 2001. In order to continue to generate cash from our operations, we must increase our revenues while controlling our operating expenses. Many factors will impact our ability to grow revenues including, but not limited to, the number of subscribers who sign up for our service, the growth or reduction in our subscriber base, and our ability to develop new revenue sources. In addition, we may have to lower our prices and increase our marketing expenses in response to the aggressive competition from Blockbuster and other potential entrants in the market. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Key Components of Cash flow:

The following table summarizes our cash flow activities:

	Year Ended December 31,
	2002	Percent Change	2003	Percent Change	2004
	(in thousands, except percentages)
Net cash provided by operating activities	$40,114	123.8%	$89,792	64.3%	$147,571
Net cash used in investing activities	(67,301)	(3.9)%	(64,677)	5.7%	(68,381)
Net cash provided by financing activities	70,870	(93.0)%	4,965	12.8%	5,599

Operating activities:    Net cash provided by operating activities increased by $57.8 million in 2004 as compared to 2003. The increase was primarily attributable to an increase in net income adjusted for an increase in non-cash amortization of our DVD library as a result of increased purchases of titles, an increase in stock-based compensation expense and an increase in deferred revenue due to a larger subscriber base.

The increase in net cash provided by operating activities in 2003 as compared to 2002 was primarily attributable to net income generated in 2003 as compared to a net loss incurred in 2002, adjusted for an increase in the amortization of our DVD library as a result of increased purchases of titles during 2003, an increase in accounts payable as a result of our growing operations, an increase in deferred revenue due to a larger subscriber base and an increase in stock-based compensation expenses. This increase in net cash was partially offset by the decrease in non-cash interest expense in 2003. Non-cash interest expense included a one-time charge of $10.7 million related to an early debt repayment in 2002.

Investing activities:    Net cash used in investing activities increased slightly in 2004 as compared to 2003. The increase was primarily attributable to increased purchases of titles for our DVD library to support our larger subscriber base and increased purchases of property and equipment to support our growing operations in 2004 as compared to 2003. However, the increase was partially offset by net proceeds of $45.0 million from the sale of our short-term investments.

The decrease in net cash used in investing activities in 2003 as compared to 2002 was primarily attributable to substantially smaller purchases of short-term investments in 2003. Purchases of short-term investments were significantly higher in 2002 as a result of the proceeds from our initial public offering in May 2002. This decrease in net cash was partially offset by an increase in both the purchases of property and equipment to support our growing business, and the acquisitions of DVD titles for our library to support our larger subscriber base in 2003.

Financing activities:    Net cash provided by financing activities increased slightly in 2004 as compared to 2003. The increase was primarily attributable to a decrease in the repayment of debt and other obligations offset partially by lower proceeds from issuance of common stock under our employee stock plans.

The decrease in net cash provided by financing activities in 2003 as compared to 2002 was primarily attributable to substantially smaller proceeds from the issuance of common stock in 2003. Proceeds from the issuance of common stock were significantly higher in 2002 as a result of our initial public offering. This decrease was partially offset by a decrease in the repayment of debt and other obligations in 2003.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2004 (in thousands):

	Payments due by period
Contractual Obligations:	Total	Less than 1 year	1–3 years	3–5 years	More than 5 years
Capital lease obligations	$80	$80	$—	$—	$—
Operating lease obligations	29,291	5,946	10,710	6,234	6,401
Capital purchase obligations (1)	13,220	7,220	4,000	2,000	—
Other purchase obligations (2)	8,677	8,677	—	—	—

Total	$51,268	$21,923	$14,710	$8,234	$6,401

(1)	Capital purchase obligations include commitments for construction or purchase of property, plant and equipment. They were not recorded as liabilities on our balance sheet as of December 31, 2004, as we had not yet received the related goods or taken title to the property.

(2)	Other purchase obligations relate to acquisitions for our DVD library. Our purchase orders are based on our current needs and are generally fulfilled by our vendors within short time horizons.

For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on current information. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-8, The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, which requires the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, regardless of whether the market price contingency has been met. EITF 04-8 will be effective for all periods ending after December 15, 2004 and includes retroactive adjustment to historically reported diluted earnings per share. The adoption of EITF Issue No. 04-8 does not currently have an impact on our operating results or financial position.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on our operating results or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 does not currently have an impact on our operating results or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces

SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock-based compensation. This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in the second quarter of 2003, and restated prior periods at that time. Accordingly we believe SFAS No. 123(R) will not have a material impact on our balance sheet or operating results.

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

We must continue to attract new subscribers. To succeed, we must continue to attract a large number of subscribers who have traditionally used video retailers, video rental outlets, cable channels, such as HBO and Showtime, pay-per-view and VOD for in-home filmed entertainment. In addition, direct competition to our service, namely from services like Blockbuster Online, has increased significantly over the past year and will likely impact our ability to attract subscribers. Our ability to attract subscribers will depend in part on our ability to consistently provide our subscribers a high quality experience for selecting, viewing, receiving and returning titles, including providing accurate recommendations through our recommendation service. Furthermore, if our competitors are able to offer similar service levels at lower prices, our ability to attract subscribers will be adversely affected. If consumers do not perceive our service offering to be of high quality, or if we introduce new services that are not favorably received by them, we may not be able to attract subscribers. In addition, many of our new subscribers originate from word-of-mouth advertising and referrals from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract new subscribers, and as a result, our revenues will be affected adversely.

If we experience excessive rates of churn, our revenues and business will be harmed.

We must minimize the rate of loss of existing subscribers while adding new subscribers. Subscribers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, delivery takes too long, the service is a poor value, competitive services provide a better value and/or experience, and customer service issues are not satisfactorily resolved. We must continually add new subscribers both to replace subscribers who cancel and to grow our business beyond our current subscriber base. If too many of our subscribers cancel our service, or if we are unable to attract new subscribers in numbers sufficient to grow our business, our operating results will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers.

If we are unable to compete effectively, our business will be affected adversely.

The market for in-home filmed entertainment is intensely competitive and subject to rapid change. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. The rapid growth of our online entertainment subscription business since our inception may continue to attract direct competition from larger companies with significantly greater financial resources and national brand recognition. For example, we have seen increased direct competition from Blockbuster, which launched its online service in August 2004, and could face competition from potential new entrants into the online DVD rental market such as Amazon.com. If we are unable to successfully or profitably compete with current and new competitors, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

In addition, many consumers maintain simultaneous relationships with multiple in-home filmed entertainment providers and can easily shift spending from one provider to another. For example, consumers may subscribe to HBO, rent a DVD from Hollywood Entertainment, buy a DVD from Wal-Mart and subscribe to Netflix, or some combination thereof, all in the same month. New competitors may be able to launch new businesses at relatively low cost. DVDs represent only one of many existing and potential new technologies for viewing filmed entertainment. In addition, the growth in adoption of DVD technology is not mutually exclusive from the growth of other technologies. If we are unable to successfully compete with current and new competitors and technologies, we may not be able to achieve adequate market share, increase our revenues or maintain profitability. Our principal competitors include, or could include:

•	online DVD subscription rental sites, such as Blockbuster Online and Walmart.com;

•	video rental outlets, such as Blockbuster and Hollywood Entertainment;

•	movie retail stores, such as Best Buy, Wal-Mart and Amazon.com;

•	subscription entertainment services, such as HBO and Showtime;

•	pay-per-view and VOD services;

•	Internet movie providers, such as Movielink, CinemaNow.com and MovieFlix;

•	cable providers, such as AOL Time Warner and Comcast; and

•	direct broadcast satellite providers, such as DIRECTV and Echostar.

Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing and Web site and systems development than we do. There can be no assurance that we will be able to compete effectively against current or new competitors at our new pricing levels or at even lower price points in the future. Furthermore, we may need to adjust the level of service provided to our subscribers and/or incur significantly higher marketing expenditures than we currently anticipate. As a result of this increased competition, we have seen and may continue to see a reduction in operating margins and market share.

If we are unable to offset increased demand for titles with increased subscriber retention or operating margins, our operating results may be affected adversely.

There is no established limit to the number of movies that subscribers may rent. Historically, we have seen the average number of movies rented per subscriber increase on an annual basis. We believe that this increase in usage is influenced by improvements to our service as well as consumer usage habits. We have established a nationwide network of distribution centers which provides subscribers with fast delivery of their rented DVDs. We are continually enhancing our service in ways that may impact subscriber movie usage. Such improvements include new product features on our Website as well as software and process upgrades. In addition, demand for titles may increase for a variety of reasons beyond our control, including promotion by studios and seasonal variations or shifts in consumer movie watching. Our subscribers may continue to increase their usage of our service, which would increase our operating costs. If our subscriber retention does not increase or our operating margins do not improve to an extent necessary to offset the effect of increased operating costs, our operating results will be adversely affected.

In addition, our subscriber growth and retention may be affected adversely if we attempt to increase our monthly subscription fees to offset any increased costs of acquiring or delivering titles.

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

The Netflix brand is relatively new, and we must continue to build strong brand identity. To succeed, we must continue to attract and retain a large number of owners of DVD players who have traditionally relied on store-based rental outlets and persuade them to subscribe to our service through our Web site. In addition, we will have to compete for subscribers against other brands which have greater recognition than ours, such as Blockbuster and Wal-Mart. We believe that the importance of brand loyalty will only increase in light of competition both for online subscription services and other means of distributing titles, such as VOD. From time-to-time, our subscribers express dissatisfaction with our service, including among others things, our inventory allocation and delivery processing. To the extent such dissatisfaction is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers will be affected adversely.

If we are unable to manage the mix of subscriber acquisition sources, our subscriber levels may be affected adversely and our marketing expenses may increase.

We utilize a mix of incentive-based and fixed-cost marketing programs to promote our service to potential new subscribers. We obtain a large portion of our new subscribers through our online marketing efforts, including third party banner ads, pop-under placements, direct links and permission-based e-mails as well as our active affiliate program. In addition, we have engaged in various offline marketing programs, including television and radio advertising, consumer package insertions as well as point-of-sale programs with retailers. We also acquire a number of subscribers who rejoin our service having previously cancelled their membership. While we opportunistically adjust our mix of incentive-based and fixed-cost marketing programs, we attempt to manage the marketing expenses to come within a prescribed range of acquisition cost per new subscriber. If we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscriber levels may be affected adversely and our marketing expenses may increase.

If we are unable to continue using our current marketing channels, our ability to attract new subscribers may be affected adversely.

We may not be able to continue to support the marketing of our service by current means if such activities are no longer available to us or are adverse to our business. If companies that currently promote our service decide to enter our business or a similar business or decide to exclusively support our competitors, we may no longer be given access to such channels. In addition, laws and regulations impose restrictions on the use of certain channels, including commercial e-mail and direct mail. We may limit or discontinue use or support of e-mail and other activities if we become concerned that subscribers or potential subscribers deem such activities intrusive, which could affect our goodwill or brand. If the available marketing channels are curtailed, our ability to attract new subscribers may be affected adversely.

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

We expect our operating results to fluctuate in the future based on a variety of factors, many of which are outside our control and difficult to predict. In particular, we have a limited operating history and have faced limited direct competition. As a result, period-to-period comparisons of our operating results may not be a good indicator of our future or long-term performance. The following factors may affect us from period to period and may affect our long-term performance:

•	changes by our competitors to their product and service offerings and new entrants into our business;

•	price competition;

•	our ability to improve or maintain gross margins in our business;

•	our ability to effectively manage the development of new business segments and markets;

•	our ability to maintain and develop new and existing marketing relationships;

•	the amount and timing of operating costs and capital expenditures relating to expansion of our business, operations and infrastructure;

•	our ability to manage our fulfillment processes to handle significant increases in the number of subscribers and subscriber selections;

•	our ability to maintain an adequate breadth and depth of titles;

•	our ability to manage our inventory levels;

•	changes in promotional support offered by studios;

•	our ability to maintain, upgrade and develop our Web site, our internal computer systems and our fulfillment processes and efficiently utilize our shipping centers;

•	fluctuations in consumer spending on DVD players, DVDs and related products;

•	fluctuations in the use of the Internet for the purchase of consumer goods and services such as those offered by us;

•	technical difficulties, system downtime or Internet disruptions;

•	our ability to attract new and qualified personnel in a timely and effective manner and retain existing personnel;

•	our ability to successfully manage the integration of operations and technology resulting from acquisitions;

•	governmental regulation and taxation policies; and

•	general economic conditions and economic conditions specific to the Internet, online commerce and the movie industry.

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

We use complex proprietary software to process deliveries and returns of our DVDs and to manage other aspects of our operations. Our proprietary technology is intended to allow our nationwide network of shipping centers to be operated on an integrated basis. We continually enhance or modify the software used for our distribution operations. We cannot be sure that any enhancements or other modifications we make to our distribution operations will achieve the intended results or otherwise be of value to our subscribers. If we are unable to maintain and enhance our technology to manage the processing of DVDs among our shipping centers in a timely and efficient manner, our ability to retain existing subscribers and to add new subscribers may be impaired.

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

Increases in postage delivery rates will adversely affect our gross profit if we elect not to raise our subscription fees to offset the increase. The U.S. Postal Service has announced that it will seek an increase in the rate for first class postage in 2006. The extent of this rate increase is not yet known. In addition, the U.S. Postal Service has announced long-term plans to reduce its costs and make its service more efficient. If the U.S. Postal Service were to change any policies relative to the requirements of first-class mail, including changes in size, weight or machinability qualifications of our DVD envelopes, such changes could result in increased shipping costs for our DVDs and our gross margin could be affected adversely. Also, if the U.S. Postal Service curtails its services, such as discontinuing or reducing Saturday delivery service, our ability to timely deliver DVDs could diminish, and our subscriber satisfaction could be affected adversely.

Currently, most filmed entertainment is packaged on a single lightweight DVD. Our delivery process is designed to accommodate the delivery of one DVD to fulfill a selection. Because of the lightweight nature of a DVD, we generally mail one envelope containing a title using standard U.S. postage. Studios occasionally provide additional content on a second DVD or may package a title on two DVDs. In addition, the studios have recently announced plans to release certain films in high definition format on either HD-DVD’s or BluRay DVDs. These new DVDs have characteristics that are different than those currently in circulation. These high-definition format DVDs may be heavier and/or more fragile than current DVDs. If packaging of filmed entertainment on multiple DVDs were to become more prevalent, if the weight of DVDs were to increase, or the durability of DVDs deteriorate, our costs of delivery and fulfillment processing would increase and our costs of replacing damaged DVD’s may rise materially which would depress gross margins and profitability and adversely affect free cash flow.

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

If we do not correctly anticipate our short and long-term needs for titles our subscriber satisfaction and results of operations may be affected adversely.

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

If VOD or other technologies are widely adopted and supported as a method of content delivery by the studios and consumers, our business could be adversely affected.

Some digital cable providers and a limited number of Internet content providers have implemented technology referred to as VOD. This technology transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. In addition to being available from a small number of cable providers, VOD has been introduced over the Internet, as high-speed Internet access has greatly increased the speed and quality of viewing content, including feature-length movies, on personal computers. In addition, other technologies have been developed that allow alternative means for consumers to receive and watch movies or other entertainment. If VOD or other technologies become affordable and viable alternative methods of content delivery widely supported by studios and adopted by consumers, our business could be adversely affected.

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

Our communications hardware and the computer hardware used to operate our Web site are hosted at the facilities of a third party provider. Hardware for our delivery systems is maintained in our shipping centers. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and hardware or cause them to fail completely. As we do not maintain entirely redundant systems, a disrupting event could result in prolonged downtime of our operations and could adversely affect our business. Problems faced by our third party Web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including us, could impact adversely the experience of our subscribers.

Our executive offices and our Sunnyvale-based shipping center are located in the San Francisco Bay Area. In the event of an earthquake or other natural or man-made disaster, our operations would be affected adversely.

Our executive offices and our Sunnyvale-based shipping center, which also houses our customer service operations, are located in the San Francisco Bay Area. Our business and operations could be adversely affected in the event of electrical blackouts, fires, floods, earthquakes, power losses, telecommunications failures, break-ins or similar events. We may not be able to effectively shift our fulfillment and delivery operations due to disruptions in service in the San Francisco Bay Area or any other facility. Because the San Francisco Bay Area is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our Sunnyvale-based operations center and the surrounding transportation infrastructure. We are not insured against any losses or expenses that arise from a disruption to our business due to earthquakes.

The loss of one or more of our key personnel, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could harm our business and new service developments.

We depend on the continued services and performance of our key personnel, including Reed Hastings, our Chief Executive Officer, President and Chairman of the Board, W. Barry McCarthy Jr., our Chief Financial Officer, Thomas R. Dillon, our Chief Operations Officer, Leslie J. Kilgore, our Chief Marketing Officer, Theodore A. Sarandos, Chief Content Officer, and Neil D. Hunt, our Chief Product Officer. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of these or other key personnel could disrupt our operations and have an adverse effect on our ability to grow our business.

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

To secure transmission of confidential information obtained by us for billing purposes, including subscribers’ credit card or checking account data, we rely on licensed encryption and authentication technology. In conjunction with the payment processing companies, we take measures to protect against unauthorized intrusion into our subscribers’ data. If, despite these measures, we experience any unauthorized intrusion into our subscribers’ data, current and potential subscribers may become unwilling to provide the information to us necessary for them to become subscribers, and our business could be affected adversely. Similarly, if a well-publicized breach of the consumer data security of any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions, which could adversely affect our business.

In addition, because we obtain subscribers’ billing information on our Web site, we do not obtain signatures from subscribers in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent credit cards are used on our Web site to obtain service and access our DVD inventory. Typically, these credit cards have not been registered as stolen and are therefore not rejected by our automatic authorization safeguards. While we do have a number of other safeguards in place, we nonetheless experience some loss from these fraudulent transactions. We do not currently carry insurance against the risk of fraudulent credit card transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.

Our relationship with subscribers and payment processing companies could be harmed if our billing software fails.

In the past, we have experienced problems with our subscriber billing software, causing us to over bill subscribers. Although we have and will continue to credit the accounts of the subscribers we over bill, problems with our billing software may have an adverse effect on our subscriber satisfaction and may cause one or more of the major payment processing or credit companies to disallow our continued use of their payment products. In addition, if our billing software fails and we fail to bill subscribers, our cash flow and results of operations will be affected adversely.

Increases in payment processing fees would increase our operating expenses and adversely affect our results of operations.

Our subscribers pay for our subscription services predominately using credit cards, debit cards and electronic checks. Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase. We expect some, if not all, of the payment processing companies will further increase their transaction fees in 2005. Such increase will adversely affect our results of operations if we elect not to raise our subscription rates to offset the increase.

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

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content on our Web site. We use the intellectual property of third parties in merchandising our products and marketing our service through contractual and other rights. From time to time, third parties allege that we have violated their intellectual property rights. As discussed in “Item 3—Legal Proceedings,” we have been sued for alleged patent infringement by BTG. If we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third party intellectual property rights, our business and competitive position may be affected adversely. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current Web site or our recommendation service or inability to market our service or merchandise our products. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandizing or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

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

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. Such disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention, and could negatively affect our business operations and financial position.

Recently enacted changes in securities laws and regulations have increased and may continue to increase our costs.

Recently enacted changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and rules promulgated by the Securities and Exchange Commission have increased and may continue to increase our expenses as we evaluate the implications of these rules and devote resources to respond to their requirements.

The NASDAQ National Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect our business.

Risks Related to Our Stock Ownership

Our officers and directors and their affiliates will exercise significant control over Netflix.

As of December 31, 2004, our executive officers and directors, their immediate family members and affiliated venture capital funds beneficially owned, in the aggregate, approximately 32 percent of our outstanding common stock, warrants and stock options that are exercisable within 60 days. In particular, Jay Hoag, one of our directors, beneficially owned approximately 21 percent and Reed Hastings, our Chief Executive Officer, President and Chairman of the Board, beneficially owned approximately 10 percent. These stockholders may have individual interests that are different from yours and will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

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

The price at which our common stock has traded since our May 2002 initial public offering has fluctuated significantly. The price may continue to be volatile due to a number of factors including the following, some of which are beyond our control:

•	variations in our operating results;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•	announcements of developments affecting our business, systems or expansion plans by us or others;

•	Competition, including the introduction of new competitors, their pricing strategies and services;

•	market volatility in general; and

•	the operating results of our competitors.

As a result of these and other factors, investors in our common stock may not be able to resell their shares at or above their original purchase price.

Following certain periods of volatility in the market price of our securities, we became the subject of securities litigation. We may experience more such litigation following future periods of volatility. This type of litigation may result in substantial costs and a diversion of management’s attention and resources.

We record substantial expenses related to our issuance of stock options that may have a material negative impact on our operating results for the foreseeable future.

During the second quarter of 2003, we adopted the fair value recognition provisions of SFAS No. 123 for stock-based employee compensation. In addition, during the third quarter of 2003, we began granting stock options to our employees on a monthly basis. The vesting periods provide for options to vest immediately, in comparison with the three to four-year vesting periods for stock options granted prior to the third quarter of 2003. As a result of immediate vesting, stock-based compensation expenses determined under SFAS No. 123 is fully recognized in the same periods as the monthly stock option grants. In addition, we continue to amortize the deferred compensation of stock options with three to four-year vesting periods granted prior to the third quarter of 2003 over the remaining vesting periods. Our stock-based compensation expenses totaled $8.8 million, $10.7 million and $16.6 million during 2002, 2003 and 2004, respectively. We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The Black-Scholes option-pricing model, used by us, requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the fair value estimate.

Financial forecasting by us and financial analysts who may publish estimates of our financial results will be difficult because of our limited operating history, and our actual results may differ from forecasts.

As a result of our growth, our limited operating history and the changing competitive landscape it is difficult to accurately forecast our revenues, gross margin, operating expenses, number of paying subscribers, number of DVDs shipped per day and other financial and operating data. Our inability or the inability of the financial community to accurately forecast our operating results could cause our net income (losses) in a given quarter to be less (greater) than expected, which could cause a decline in the trading price of our common stock. We have a limited amount of meaningful historical financial data upon which to base planned operating expenses. We base our current and forecasted expense levels and DVD acquisitions on our operating plans and estimates of future revenues, which are dependent on the growth of our subscriber base and the demand for titles by our subscribers. As a result, we may be unable to make accurate financial forecasts or to adjust our spending in a timely manner to compensate for any unexpected shortfalls in revenues. We believe that these difficulties in forecasting are even greater for financial analysts who may publish their own estimates of our financial results.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. Some of the securities we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. To minimize this risk, we intend to maintain our portfolio of cash equivalents in a variety of securities. Our cash equivalents are generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 8.	Financial Statements and Supplementary Data

See “Financial Statements” beginning on page F-1 which are incorporated herein by reference.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal control over financial reporting is effective based on these criteria.

Our independent registered public accounting firm audited the financial statements included in this Annual Report on Form 10-K and has issued an audit report on management’s assessment of our internal control over financial reporting. This report appears on page F-3 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2004 that has materially affected, or is reasonable likely to affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Netflix have been detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

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

Information with respect to principal independent registered public accounting firm fees and services is incorporated by reference from the information under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:

The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules:

The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 14, 2002

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7	Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8	Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002

10.9	Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10	Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	File No.	Exhibit	Filing Date

10.11	**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12	**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13	**	Strategic Marketing Agreement between the registrant and Best Buy Co., as amended	10-Q	000-49802	10.14 & 10.15	November 14, 2002

10.14		Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15		Lease between Sobrato Interests II and Netflix, Inc	10-Q	000-49802	10.16	August 2, 2004

23.1		Consent of Independent Registered Public Accounting Firm					X

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1		Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Confidential treatment granted on portions of these exhibits.

NETFLIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Netflix, Inc.:

We have audited the accompanying consolidated balance sheets of Netflix, Inc. and subsidiary (the Company) as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the management of Netflix, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netflix, Inc. and subsidiary as of December 31, 2003 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Netflix, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 11, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Netflix, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that Netflix, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Netflix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of Netflix, Inc. based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Netflix, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Netflix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Netflix, Inc. and subsidiary as of December 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ (deficit) equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 11, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Mountain View, California

March 11, 2005

NETFLIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$89,894	$174,461
Short-term investments	45,297	—
Prepaid expenses	2,231	2,741
Prepaid revenue sharing expenses	905	4,695
Other current assets	619	5,449

Total current assets	138,946	187,346
DVD library, net	22,238	42,158
Intangible assets, net	2,948	961
Property and equipment, net	9,772	18,728
Deposits	1,272	1,600
Other assets	836	1,000

Total assets	$176,012	$251,793

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,654	$49,775
Accrued expenses	11,625	13,131
Deferred revenue	18,324	31,936
Current portion of capital lease obligations	416	68

Total current liabilities	63,019	94,910
Deferred rent	241	600
Capital lease obligations, less current portion	44	—

Total liabilities	63,304	95,510
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 80,000,000 and 160,000,000 shares authorized at December 31, 2003 and 2004, respectively; 50,849,370 and 52,732,025 issued and outstanding at December 31, 2003 and 2004, respectively	51	53
Additional paid-in capital	270,836	292,843
Deferred stock-based compensation	(5,482)	(4,693)
Accumulated other comprehensive income (loss)	596	(222)
Accumulated deficit	(153,293)	(131,698)

Total stockholders’ equity	112,708	156,283

Total liabilities and stockholders’ equity	$176,012	$251,793

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues:
Subscription	$150,818	$270,410	$500,611
Sales	1,988	1,833	5,617

Total revenues	152,806	272,243	506,228
Cost of revenues:
Subscription	77,044	147,736	273,401
Sales	1,092	624	3,057

Total cost of revenues	78,136	148,360	276,458

Gross profit	74,670	123,883	229,770
Operating expenses:
Fulfillment*	19,366	31,274	56,609
Technology and development*	14,625	17,884	22,906
Marketing*	35,783	49,949	98,027
General and administrative*	6,737	9,585	16,287
Stock-based compensation	8,832	10,719	16,587

Total operating expenses	85,343	119,411	210,416

Operating income (loss)	(10,673)	4,472	19,354
Other income (expense):
Interest and other income	1,697	2,457	2,592
Interest and other expense	(11,972)	(417)	(170)

Net income (loss) before income taxes	(20,948)	6,512	21,776
Provision for income taxes	—	—	181

Net income (loss)	$(20,948)	$6,512	$21,595

Net income (loss) per share:
Basic	$(0.74)	$0.14	$0.42

Diluted	$(0.74)	$0.10	$0.33

Weighted-average common shares outstanding:
Basic	28,204	47,786	51,988

Diluted	28,204	62,884	64,713

* Amortization of stock-based compensation not included in expense line items:
Fulfillment	$1,055	$1,349	$1,702
Technology and development	3,007	3,979	6,561
Marketing	1,640	1,586	2,507
General and administrative	3,130	3,805	5,817

Total stock-based compensation	$8,832	$10,719	$16,587

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY AND COMPREHENSIVE INCOME (LOSS)

(in thousands, except share data)

	Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock- holders’ (Deficit) Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 2001	6,157,499	$6	4,323,710	$4	$52,414	$(4,071)	$—	$(138,857)	$(90,504)
Net loss	—	—	—	—	—	—	—	(20,948)	(20,948)
Net unrealized gains on available-for-sale securities	—	—	—	—	—	—	774	—	774

Comprehensive loss									(20,174)

Exercise of options	—	—	877,676	1	1,286	—	—	—	1,287
Issuance of common stock under employee stock purchase plan	—	—	95,492	—	363	—	—	—	363
Repurchase of restricted stock	—	—	(3,458)	—	(6)	—	—	—	(6)
Issuance of Series F non-voting preferred stock	3,492,737	4	—	—	1,314	—	—	—	1,318
Issuance of common stock, net of costs	—	—	12,656,168	13	86,201	—	—	—	86,214
Conversion of preferred stock into common stock	(9,650,236)	(10)	6,433,480	7	3	—	—	—	—
Conversion of redeemable convertible preferred stock into common stock	—	—	19,319,400	19	101,811	—	—	—	101,830
Issuance of common stock upon exercise of warrants	—	—	1,189,122	1	195	—	—	—	196
Deferred stock-based compensation, net	—	—	—	—	16,463	(16,463)	—	—	—
Stock-based compensation expense	—	—	—	—	—	8,832	—	—	8,832

Balances as of December 31, 2002	—	—	44,891,590	45	260,044	(11,702)	774	(159,805)	89,356
Net income	—	—	—	—	—	—	—	6,512	6,512
Net unrealized losses on available-for-sale securities	—	—	—	—	—	—	(178)	—	(178)

Comprehensive income									6,334

Exercise of options	—	—	2,657,934	3	4,938	—	—	—	4,941
Issuance of common stock under employee stock purchase plan	—	—	345,112	—	1,358	—	—	—	1,358
Issuance of common stock upon exercise of warrants	—	—	2,954,734	3	(3)	—	—	—	—
Deferred stock-based compensation, net	—	—	—	—	1,067	(1,067)	—	—	—
Stock-based compensation expense	—	—	—	—	3,432	7,287	—	—	10,719

Balances as of December 31, 2003	—	—	50,849,370	51	270,836	(5,482)	596	(153,293)	112,708
Net income	—	—	—	—	—	—	—	21,595	21,595
Net unrealized losses on available-for-sale securities	—	—	—	—	—	—	(870)	—	(870)
Reclassification adjustment for realized losses included in net income	—	—	—	—	—	—	274	—	274
Cumulative translation adjustment	—	—	—	—	—	—	(222)	—	(222)

Comprehensive income	—	—	—	—	—	—	—	—	20,777

Exercise of options	—	—	1,298,308	1	3,721	—	—	—	3,722
Issuance of common stock under employee stock purchase plan	—	—	495,455	1	2,312	—	—	—	2,313
Issuance of common stock upon exercise of warrants	—	—	88,892	—	—	—	—	—	—
Deferred stock-based compensation, net	—	—	—	—	3,815	(3,815)	—	—	—
Stock-based compensation expense	—	—	—	—	11,983	4,604	—	—	16,587
Stock option income tax benefits	—	—	—	—	176	—	—	—	176

Balances as of December 31, 2004	—	$—	52,732,025	$53	$292,843	$(4,693)	$(222)	$(131,698)	$156,283

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2002	2003	2004
Cash flows from operating activities:
Net income (loss)	$(20,948)	$6,512	$21,595
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	5,919	4,720	5,871
Amortization of DVD library	17,417	43,125	80,346
Amortization of intangible assets	3,141	3,146	1,987
Non-cash charges for equity instruments granted to non-employees	40	—	—
Stock-based compensation expense	8,832	10,719	16,587
Stock option income tax benefits	—	—	176
Loss on disposal of property and equipment	—	—	135
Loss on disposal of short-term investments	—	—	274
Gain on disposal of DVDs	(1,674)	(1,604)	(2,912)
Non-cash interest expense	11,384	103	44
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(44)	(290)	(9,130)
Accounts payable	6,635	12,304	17,121
Accrued expenses	4,558	2,523	1,506
Deferred revenue	4,806	8,581	13,612
Deferred rent	48	(47)	359

Net cash provided by operating activities	40,114	89,792	147,571

Cash flows from investing activities:
Purchases of short-term investments	(43,022)	(1,679)	(586)
Proceeds from sale of short-term investments	—	—	45,013
Purchases of property and equipment	(2,751)	(8,872)	(14,962)
Acquisitions of DVD library	(24,070)	(55,620)	(102,971)
Proceeds from sale of DVDs	1,988	1,833	5,617
Deposits and other assets	554	(339)	(492)

Net cash used in investing activities	(67,301)	(64,677)	(68,381)

Cash flows from financing activities:
Proceeds from issuance of common stock	88,020	6,299	6,035
Repurchases of common stock	(6)	—	—
Principal payments on notes payable and capital lease obligations	(17,144)	(1,334)	(436)

Net cash provided by financing activities	70,870	4,965	5,599

Effect of exchange rate changes on cash and cash equivalents	—	—	(222)
Net increase in cash and cash equivalents	43,683	30,080	84,567
Cash and cash equivalents, beginning of period	16,131	59,814	89,894

Cash and cash equivalents, end of period	$59,814	$89,894	$174,461

Supplemental disclosure:
Cash paid for interest	$592	$312	$109
Non-cash investing and financing activities:
Purchase of assets under capital lease obligations	583	—	—
Exchange of Series F non-voting convertible preferred stock for intangible asset	1,318	—	—
Conversion of redeemable convertible preferred stock to common stock	101,830	—	—
Net unrealized gain (loss) on short term investments	774	(178)	(870)

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share, per share and percentages)

1.    Organization and Summary of Significant Accounting Policies

Description of Business

Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 (inception) and began operations on April 14, 1998. The Company is an online movie rental subscription service, providing subscribers with access to a comprehensive library of titles. For the standard subscription plan of $17.99 a month, subscribers can have up to three titles out at the same time with no due dates, late fees or shipping charges. In addition to the standard plan, the Company offers other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time. Subscribers select titles at the Company’s Web site aided by its proprietary recommendation service, receive them on DVD by U.S. mail and return them to the Company at their convenience using the Company’s prepaid mailers. After a title has been returned, the Company mails the next available title in a subscriber’s queue. All of the Company’s subscription revenues are generated in the United States.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned United Kingdom subsidiary. Intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the carrying amounts of DVD library, intangible assets and property and equipment, stock-based compensation expense and income taxes. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives and residual values surrounding the Company’s DVD library. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.

Reclassifications

Certain amounts reported in previous years have been reclassified to conform to the current year presentation.

Stock Split

On January 16, 2004, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend on all outstanding shares of the Company’s common stock. As a result of the stock split, the Company’s stockholders received one additional share for each share of common stock held on the record date of February 2, 2004. The additional shares of common stock were distributed on February 11, 2004. All common share and per-share amounts in the accompanying consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all years presented.

Fair Value of Financial Instruments

The fair value of the Company’s cash, short-term investments, accounts payable, accrued expenses and capital lease obligations approximates their carrying value due to their short maturity.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

Foreign Currency Translation and Transactions

The financial statements of the Company’s United Kingdom subsidiary was prepared in its local currency and translated into U.S. dollars for reporting purposes. The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The cumulative effects of exchange rate changes on net assets are included as a part of accumulated other comprehensive income. Net foreign currency transaction gains and losses were not significant for any of the years presented.

Cash and Cash Equivalents

The Company considers highly liquid instruments with original maturities of three months or less, at the date of purchase, to be cash equivalents. The Company’s cash and cash equivalents are principally on deposit in short-term asset management accounts at two large financial institutions.

Restricted Cash

As of December 31, 2004, other assets included restricted cash of $1,000 related to a workers’ compensation insurance deposit.

Short-Term Investments

The Company’s short-term investments are classified as available-for-sale and are recorded at fair market value. Net unrealized gains (losses) are reflected in accumulated other comprehensive income. When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline in value is other-than-temporary. Among other things, the Company considers the duration and extent to which the market value has declined relative to its cost basis and economic factors influencing the markets, its ability and intent to hold the investments until a market price recovery, and the severity and duration of the impairment. No impairment charges were recorded for the periods presented. Gains and losses on securities sold are determined based on the average cost method and are included in “Interest and other income” in the Consolidated Statements of Operations.

At December 31, 2003, the Company’s short-term investments were invested in the Vanguard Short-Term Bond Index Fund—Admiral Shares (the “Fund”). The target index for the Fund, the Lehman Brothers 1-5 Year Government/Credit Index, is comprised of U.S Treasury and agency securities and investment-grade corporate bonds with maturities of one to five years. As of December 31, 2003, the Fund had investments in 517 issues with an average quality of AAA/AA1, an average duration of 2.5 years and an average maturity of 2.7 years. As of December 31, 2003, the cost, unrealized gain and market value of the Company’s short-term investments were $44,701, $596 and $45,297, respectively.

During the second quarter of 2004, the Company completed the sale of its short-term investments and recorded a realized loss of $274 from the transaction. All proceeds from the sale were re-invested in the Company’s money market fund, which is classified as cash equivalents.

Amortization of DVD Library

The Company amortizes its DVD library, less estimated salvage value, on a “sum-of-the-months” accelerated basis over its estimated useful life. The useful life of the new-release DVDs and back-catalogue

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

DVDs is estimated to be 1 year and 3 years, respectively. In estimating the useful life of its DVD library, the Company takes into account library utilization as well as an estimate for lost or damaged DVDs. See Note 2 for further discussion.

Amortization of Intangible Assets

The Company amortizes the intangible assets associated with certain revenue sharing and strategic marketing alliance agreements over the terms of the agreements. See Note 3 for further discussion.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to five years, or the lease term, if applicable.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of assets groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the years presented.

Capitalized Software Costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized software costs are included in property and equipment, net and are amortized over the estimated useful life of the software, which is generally one year.

Revenue Recognition

Subscription revenues are recognized ratably during each subscriber’s monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of used DVDs are recorded upon shipment.

Cost of Revenues

Cost of subscription revenues consists of revenue sharing expenses, amortization of the DVD library, amortization of intangible assets related to equity instruments issued to studios, and postage and packaging expenses related to DVDs provided to paying subscribers. Revenue sharing expenses are recorded as DVDs subject to revenue sharing agreements are shipped to subscribers. Cost of DVD sales include the net book value of the DVDs sold and, where applicable, a contractually specified percentage of the sales value for the DVDs that are subject to revenue share agreements.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

Fulfillment

Fulfillment expenses represent those costs incurred in operating and staffing the Company’s fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company’s DVD library. Fulfillment expenses also include credit card fees.

Technology and Development

Technology and development expenses consist of payroll and related costs incurred in testing, maintaining and modifying the Company’s Web Site, its recommendation service, developing solutions for downloading movies to subscribers, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation on the computer hardware and capitalized software.

Marketing

Marketing expenses consist of payroll and related expenses and advertising expenses. Advertising expenses include marketing program expenditures and other promotional activities, including revenue sharing expenses, postage and packaging expenses and library amortization related to free trial periods. Advertising costs are expensed as incurred except for advertising production costs, which are expensed the first time the advertising is run. Advertising expense totaled approximately $32,405, $46,459, and $91,799 in 2002, 2003 and 2004, respectively.

In November of 2002, the Emerging Issues Task Force (“ EITF”) reached a consensus on Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for cash consideration given to a reseller of a vendor’s products from the vendor. The Company and its vendors participate in a variety of cooperative advertising programs and other promotional programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising of the vendor’s products. If the consideration received represents reimbursement of specific incremental and identifiable costs incurred to promote the vendor’s product, it is recorded as an offset to the associated marketing expense incurred. Any reimbursement greater than the costs incurred is recognized as a reduction of cost of revenues when recognized in the Company’s statement of operations.

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

Comprehensive Income (Loss)

The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

comprehensive loss and the components of accumulated other comprehensive income are presented in the accompanying consolidated statements of stockholders’ equity (deficit). Tax effects of other comprehensive income (loss) are not material for any period presented.

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

The shares used in the computation of net income (loss) per share are as follows (rounded to the nearest thousand):

	Year Ended December 31,
	2002	2003	2004
Weighted-average shares outstanding—basic	28,204,000	47,786,000	51,988,000
Effect of dilutive potential common shares:
Warrants	—	9,972,000	8,571,000
Employee stock options	—	5,126,000	4,154,000

Weighted-average shares outstanding—diluted	28,204,000	62,884,000	64,713,000

For 2003 and 2004, warrants and employee stock options with exercises prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For 2002, all potential common shares have been excluded from the diluted calculation because the Company was in a net loss position, and their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation (rounded to the nearest thousand):

	Year Ended December 31,
	2002	2003	2004
Warrants	12,556,000	—	—
Employee stock options	8,201,000	113,000	676,000

The weighted average exercise price of excluded outstanding stock options was $1.49, $17.03 and $30.71 for the years ended December 31, 2002, 2003 and 2004, respectively. The weighted average exercise price of the excluded warrants was $1.61 for the year ended December 31, 2002.

Segment Reporting

The Company is an online movie rental subscription service and substantially all of its revenues are derived from monthly subscription fees. In the third quarter of 2004, the Company prepared to launch its online movie subscription service in the United Kingdom. However, in October 2004, the Company announced its withdrawal from the United Kingdom so that it could focus on defending its market leadership position in the United States.

As a result of the measures it undertook to prepare for the launch of its online subscription service in the United Kingdom, the Company reorganized its business in the third quarter of 2004 into two geographical

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

segments: United States and International. In the fourth quarter of 2004, due to the Company’s decision to focus its resources on defending its market leadership position in the United States and to postpone its expansion into the United Kingdom market, the Company reverted to having a single operating segment. Accordingly, as of December 31, 2004, the Company was organized in a single operating segment for purposes of making operating decisions and assessing performance in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. As a result, the net loss of $4,626 incurred in its ‘International’ segment in 2004 is included within the operating results of the United States segment for 2004. The Company’s Chief Executive Officer, who is the chief operating decision maker as defined in SFAS No. 131, evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

In conjunction with the closure of its operations in the United Kingdom, the Company incurred charges of approximately $857 related to the severance and benefits for the termination of employees and estimated future obligations for non-cancelable lease payments for its facilities in the United Kingdom. The expenses associated with the closure were included in fulfillment, marketing and general and administrative expenses in the Consolidated Statement of Operations for 2004. As of December 31, 2004, the remaining obligations of $366 were reflected in accrued expenses in the Consolidated Balance Sheet. The Company does not expect to incur any further material charges in connection with the closure of its operations in the United Kingdom.

Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 04-08 The Effect of Contingently Convertible Instruments on Diluted Earnings per Share, which requires the inclusion of shares related to contingently convertible debt instruments for computing diluted earnings per share using the if-converted method, regardless of whether the market price contingency has been met. EITF 04-08 will be effective for all periods ending after December 15, 2004 and includes retroactive adjustment to historically reported diluted earnings per share. The adoption of EITF Issue No. 04-08 does not currently have an impact on the Company’s operating results or financial position.

In November 2004, the Financial Accounting Standards Board (“FASB”) issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s operating results or financial position.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS No. 153 does not currently have an impact on the Company’s operating results or financial position.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supercedes APB Opinion No. 25, Accounting for Stock-based compensation. This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. The Company previously

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in the second quarter of 2003, and restated prior periods at that time. Accordingly the Company believes SFAS No. 123(R) will not have a material impact on its balance sheet or income statements.

2.    DVD Library

The Company acquires DVDs from studios and distributors through either direct purchases or revenue sharing agreements. The revenue sharing agreements enable the Company to obtain DVDs at a lower upfront cost than under traditional direct purchase arrangements. Under the revenue sharing agreements, the Company shares a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, or the Title Term, which is typically twelve months for each DVD title. At the end of the Title Term, the Company generally has the option of either returning the DVD title to the studio, destroying the title or purchasing the title.

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

Prior to July 1, 2004, the Company amortized the cost of its entire DVD library, including the capitalized portion of the initial fixed license fee, on a “sum-of-the-months” accelerated basis over one year. However, based on a periodic evaluation of both new release and back-catalogue utilization for amortization purposes, the Company determined that back-catalogue titles have a significantly longer life than previously estimated. As a result, the Company revised the estimate of useful life for the back-catalogue DVD library from a “sum of the months” accelerated method using a one year life to the same accelerated method of amortization using a three-year life. The purpose of this change was to more accurately reflect the productive life of these assets. In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2004. New releases will continue to be amortized over a one year period. As a result of the change in the estimated life of the back-catalogue library, total cost of revenues was $10.9 million lower, net income was $10.9 million higher and net income per diluted share was $0.17 higher for the year ended December 31, 2004.

In addition, the Company has also determined that it is selling fewer previously rented DVDs than estimated but at an average selling price higher than historically estimated. The Company has therefore revised its estimate of salvage values, on direct purchase DVDs. For those direct purchase DVDs that the Company estimates it will sell at the end of their useful lives, a salvage value of $3.00 per DVD has been provided effective July 1, 2004. For those DVDs that the Company does not expect to sell, no salvage value is provided. Simultaneously with the change in accounting estimate of expected salvage values the Company recorded a write-off of approximately $1.9 million related to non-recoverable salvage value. As a result of this write-off, total cost of revenues was $1.9 million higher, net income was $1.9 million lower and net income per diluted share was $0.03 lower for the year ended December 31, 2004.

DVD library and accumulated amortization consisted of the following:

	As of December 31,
	2003	2004
DVD library	$110,360	$198,216
Less: accumulated amortization	(88,122)	(156,058)

DVD library, net	$22,238	$42,158

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

3.    Intangible Assets

Intangible assets and accumulated amortization consisted of the following:

	As of December 31, 2003			As of December 31, 2004
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Studio intangible assets	$11,528	$(8,580)	$2,948	$11,528	$(10,567)	$961
Strategic marketing alliance intangible assets	416	(416)	—	416	(416)	—

Total	$11,944	$(8,996)	$2,948	$11,944	$(10,983)	$961

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

The Company measured the original issuances and any subsequent adjustments using the fair value of the securities at the issuance and any subsequent adjustment dates. The fair value was recorded as intangible assets with a corresponding credit to additional paid-in capital. The intangible assets are being amortized to cost of subscription revenues ratably over the remaining term of the agreements which initial terms were three to five years. The unamortized balance of the Studio intangible assets will be fully amortized in 2005.

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

4.    Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

		As of December 31,
		2003	2004
Computer and other equipment	3-5 years	$18,325	$23,938
Internal-use software	1-3 years	7,868	10,094
Furniture and fixtures	3 years	1,040	1,193
Leasehold improvements	Over life of lease	2,046	2,482
Capital work-in-progress		46	4,498

Property and equipment, gross		29,325	42,205
Less: accumulated depreciation		(19,553)	(23,477)

Property and equipment, net		$9,772	$18,728

Capital work-in-progress consists primarily of approximately $4,268 million of a down payment for leasehold improvements associated with the new corporate headquarters in Los Gatos, California. The facility is under construction and expected to be completed in December 2005, at which time the leasehold improvements will be completed and amortized over the shorter of the lease term or the estimated useful life of the related assets.

Property and equipment included approximately $6,173 of assets under capital leases as of December 31, 2003 and 2004. Accumulated amortization under these leases totaled $5,901 and $6,156 as of December 31, 2003 and 2004, respectively. The related amortization is included in depreciation expense.

Internal-use software included approximately $4,910 and $6,301 of internally incurred capitalized software development costs as of December 31, 2003 and 2004, respectively. Accumulated amortization of capitalized software development costs totaled $4,174 and $5,408 as of December 31, 2003 and 2004, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2003	2004
Accrued state sales and use tax	$3,751	$4,736
Employee benefits	3,695	2,709
Other	4,179	5,686

Total accrued expenses	$11,625	$13,131

5.    Debt and Warrants

Note Payable

The Company had a note payable to Lighthouse Capital Partners II, L.P. with an unpaid balance of $1,667 as of December 31, 2001. The note payable was secured by substantially all of the Company’s assets and accrued interest at 12 percent per annum. The note payable was fully paid off in August 2002.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

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

Warrants

In April 2000, in connection with the sale of Series E preferred stock, the Company sold warrants to purchase 533,003 shares of Series E preferred stock at a price of $0.01 per share. The warrants had an exercise price of $14.07 per share. In July 2001, in connection with a modification of the terms of the Series E preferred stock, certain Series E warrant holders agreed to the cancellation of warrants to purchase 500,487 shares of Series E preferred stock. The remaining warrants to purchase 32,516 shares of Series E preferred stock were exercisable at $14.07 per share. These shares automatically converted into 44,298 shares of the Company’s common stock at $10.33 per share upon the closing of the initial public offering in May 2002. As of December 31, 2003 and 2004, warrants to purchase 44,298 shares of the Company’s common stock remained outstanding.

In November 2000, in connection with an operating lease, the Company issued a warrant that provided the lessor the right to purchase 40,000 shares of common stock at $3.00 per share. The Company accounted for the fair value of the warrant of approximately $216 as an increase to additional paid-in capital with a corresponding increase to other assets. This asset is being amortized over the term of the related operating lease, which is five years. The warrants were exercised in 2004 and accordingly, as of December 31, 2004, no warrants were outstanding in connection with the operating lease.

In July 2001, in connection with borrowings under subordinated promissory notes, the Company issued to the note holders warrants to purchase 13,637,894 shares of the Company’s common stock at $1.50 per share. The Company accounted for the fair value of the warrants of $10,884 as an increase to additional paid-in capital with a corresponding discount on subordinated notes payable. As of December 31, 2003, warrants to purchase 9,112,870 shares of the Company’s common stock remained outstanding. Warrants to purchase 12,750 shares were exercised in 2004 and accordingly, as of December 31, 2004, warrants to purchase 9,100,120 shares of the Company’s common stock remained outstanding.

In July 2001, in connection with a capital lease agreement, the Company granted warrants to purchase 170,000 shares of common stock at an exercise price of $1.50 per share. The fair value of approximately $172 was recorded as an increase to additional paid-in capital with a corresponding reduction to the capital lease obligations. The debt discount is being accreted to interest expense over the term of the lease agreement, which is 45 months. As of December 31, 2004, no warrants were outstanding in connection with the capital lease agreement.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

In July 2001, the Company issued a warrant to purchase 100,000 shares of Series F preferred stock at $9.38 per share to a Web portal company in connection with an integration and distribution agreement. The fair market value of the warrants of approximately $18 was recorded as marketing expense and an increase to additional paid-in capital. These shares automatically converted into 66,666 shares of the Company’s common stock at $14.07 per share upon the closing of the initial public offering in May 2002. The warrant was exercised in 2004 and accordingly, as of December 31, 2004, no warrants were outstanding in connection with the integration and distribution agreement.

The Company calculated the fair value of the warrants using the Black-Scholes valuation model with the following assumptions: the terms of the warrants ranging from 4 to 10 years; risk-free rates between 4.92% to 6.37%; volatility of 80%; and dividend yield of 0.0%.

6.    Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases with various expiration dates through 2012. In addition, the Company has entered into non-cancelable capital leases with various expiration dates through 2005. Future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2004 are as follows:

Year Ending December 31,	Capital Leases	Operating Leases
2005	$80	$5,946
2006	—	6,754
2007	—	3,956
2008	—	3,595
2009	—	2,639
Thereafter	—	6,401

Total minimum payments	80	$29,291

Less: amount representing interest, at rates ranging from 15%–17%	(12)

Present value of minimum lease payments	68
Less: current portion of capital lease obligations	(68)

Capital lease obligations, non-current	$—

Operating lease payments in the table above include lease commitments for our facilities in the United Kingdom that we have exited. Rent expense associated with the operating leases was $2,975, $3,454 and $6,871 for the years ended December 31, 2002, 2003 and 2004, respectively.

The Company is committed to pay $6,000 for tenant improvements under the facility lease agreement for its new corporate headquarters in Los Gatos, California, of which $4,000 has been paid through December 31, 2004. The Company expects to pay the balance of $2,000 by June 2005.

The Company has contracted with a third party to acquire certain capital equipment. The contract is payable at $2,000 per year for 4 years and expires in December 2008. As of December 31, 2004, the aggregate commitment under this agreement totaled $8,000. These amounts are accounted for upon the receipt of the capital equipment over several years and, accordingly, they are not reflected in the consolidated balance sheet.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

Litigation

From time to time, in the normal course of its operations, the Company is a party to litigation matters and claims, including claims relating to employee relations and business practices. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Listed below are material legal proceedings to which the Company is a party. The Company believes that it has defenses to the cases set forth below and is vigorously contesting these matters. An unfavorable outcome of any of these matters could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Between July 22 and September 9, 2004, seven purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company and, in the aggregate, Reed Hastings, W. Barry McCarthy, Jr., and Leslie J. Kilgore. These class action suits were consolidated in January 2005, and a consolidated complaint was filed on February 24, 2005, and the lead plaintiff is Todd Noel. The complaint alleges violations of certain federal securities laws, seeking unspecified damages on behalf of a class of purchasers of the Company’s common stock between October 1, 2003 and October 14, 2004. The plaintiffs allege that the Company made false and misleading statements and omissions of material facts based on our disclosure regarding churn and delivery speed, claiming alleged violations by each named defendant of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and alleged violations by certain of its officers of Section 20A of Securities Exchange Act of 1934.

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

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, breach of contract as well as claims relating to the Company’s statements regarding DVD delivery times. The complaint seeks restitution, disgorgement, damages, and injunction and specific performance and other relief.

On August 13, 2004, Miles L. Mitzner, a shareholder claiming to be acting on the Company’s behalf, filed a shareholder derivative suit in the United States District Court for the Northern District of California against certain officers and certain current and former members of the board of directors, specifically Reed Hastings, W. Barry McCarthy, Jr., Jay C. Hoag, A. Robert Pisano, Michael Ramsay and Timothy M. Haley. Mr. Mitzner claimed that the named defendants breached their fiduciary duties by allowing allegedly false and misleading statements to be made regarding, among other things, churn. Mr. Mitzner also claimed that the named defendants illegally traded the Company’s stock while in possession of material nonpublic information. The lawsuit sought, on the Company’s behalf, unspecified compensatory and enhanced damages, disgorgement of profits earned through alleged insider trading, recovery of attorneys’ fees and costs, and other relief. However, on February 25, 2005, the Court dismissed the action with prejudice, and final judgment was entered in the Company’s favor.

On October 19, 2004, Doris Staehr and Steve Staehr, shareholders claiming to be acting on the Company’s behalf, filed a shareholder derivative suit in the Superior Court of the State of California for the County of Santa

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

Clara against certain officers and certain current and former members of the board of directors, specifically Reed Hastings, Barry McCarthy, Thomas R. Dillon, Leslie J. Kilgore, Richard Barton, Timothy Haley, Jay Hoag, A. Robert Pisano, Michael Schuh and Michael Ramsay. The plaintiffs claim that the named defendants breached their fiduciary duties by allowing allegedly false and misleading statements to be made regarding, among other things, churn. They also claim that the named defendants illegally traded the Company’s stock while in possession of material nonpublic information. In addition, the plaintiffs assert claims for abuse of control, gross mismanagement, waste and unjust enrichment. The lawsuit seeks, on the Company’s behalf, unspecified compensatory and enhanced damages, disgorgement of profits earned through alleged insider trading, recovery of attorneys’ fees and costs, and other relief. In December 2004, the Court stayed this proceeding pending resolution of the federal action brought by Mr. Mitzner. Although the federal action brought by Mr. Mitzner was dismissed, as of the date of the filing of this report the stay had not been lifted.

7.    Guarantees—Intellectual Property Indemnification Obligations

In the ordinary course of business, the Company has entered into contractual arrangements under which it has agreed to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment by the Company is conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.

It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. No amount has been accrued in the accompanying financial statements with respect to these indemnification guarantees.

8.    Stockholders’ (Deficit) Equity

Initial Public Offering

On May 29, 2002, the Company closed the sale of 11,000,000 shares of common stock and on June 14, 2002, the Company closed the sale of an additional 1,650,000 shares of common stock in an initial public offering at a price of $7.50 per share. A total of $94,875 in gross proceeds was raised from these transactions. After deducting the underwriting fee of approximately $6,641 and approximately $2,060 of other offering expenses, net proceeds were approximately $86,174. Upon the closing of the initial public offering, all of the redeemable convertible preferred stock and convertible preferred stock outstanding were automatically converted into an aggregate of 25,752,880 shares of common stock.

Stock Split

On January 16, 2004, the Company’s Board of Directors approved a two-for-one split in the form of a stock dividend on all outstanding shares of its common stock. As a result of the stock split, the Company’s

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

stockholders received one additional share for each share of common stock held on the record date of February 2, 2004. The additional shares of common stock were distributed on February 11, 2004. All common share and per-share amounts in the consolidated financial statements and related notes have been retroactively adjusted to reflect the stock split for all periods presented. In addition, the Company has reclassified $26 from additional paid-in capital to common stock as of December 31, 2003.

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

Employee Stock Purchase Plan

In February 2002, the Company adopted the 2002 Employee Stock Purchase Plan, which reserved a total of 1,166,666 shares of common stock for issuance. The 2002 Employee Stock Purchase Plan also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of:

•	2 percent of the outstanding shares of the common stock on the first day of the applicable year;

•	666,666 shares; and

•	such other amount as the Company’s Board of Directors may determine.

Under the 2002 Employee Stock Purchase Plan, shares of the Company’s common stock may be purchased over an offering period with a maximum duration of two years at 85 percent of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may invest up to 15 percent of their gross compensation through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. During 2003 and 2004, employees purchased 345,112 and 495,455 shares at average prices of $3.94 and $4.67 per share, respectively. As of December 31, 2004, 1,563,939 shares were available for future issuance under the 2002 Employee Stock Purchase Plan.

Stock Option Plans

In December 1997, the Company adopted the 1997 Stock Plan, which was amended and restated in October 2001. The 1997 Stock Plan provides for the issuance of stock purchase rights, incentive stock options or non-statutory stock options. 643,884 remaining shares reserved but not yet issued under the 1997 Stock Plan as of the effective date of the Company’s initial public offering were added to the total reserved shares under the 2002 Stock Plan and deducted from the total reserved shares under the 1997 Stock Plan. As of December 31, 2004, 605,009 shares were reserved for future issuance under the 1997 Stock Plan.

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

addition, the Company’s 2002 Stock Plan provides for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of:

•	5 percent of the outstanding shares of common stock on the first day of the applicable year;

•	2,000,000 shares; and

•	such other amount as the Company’s Board of Directors may determine.

As of December 31, 2004, 3,646,003 shares were reserved for future issuance under the 2002 Stock Plan.

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

A summary of the activities related to the Company’s options is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2001	3,569,434	5,998,946	$1.49
Authorized	1,333,334	—	—
Granted	(3,540,286)	3,540,286	$2.05
Exercised	—	(882,166)	$1.48
Canceled	456,006	(456,006)	$1.82
Repurchased	3,458	—	—

Balances as of December 31, 2002	1,821,946	8,201,060	$1.71
Authorized	2,000,000	—	—
Granted	(705,030)	705,030	$16.78
Exercised	—	(2,657,934)	$1.86
Canceled	351,572	(351,572)	$2.24

Balances as of December 31, 2003	3,468,488	5,896,584	$3.42
Authorized	2,000,000	—	—
Granted	(1,447,940)	1,447,940	$22.04
Exercised	—	(1,298,308)	$2.87
Canceled	230,464	(230,464)	$10.20

Balances as of December 31, 2004	4,251,012	5,815,752	$7.91

Options exercisable as of December 31:
2002		2,577,066	$1.49
2003		3,367,308	$4.21
2004		4,845,243	$8.97

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

The following table summarizes information on outstanding and exercisable options as of December 31, 2004:

Options Outstanding
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable
				Number of Options	Weighted- Average Exercise Price
$0.08–$1.50	3,570,180	6.70	$1.50	2,842,958	$1.50
$1.51–$9.43	577,659	8.46	$6.35	387,172	$7.27
$9.44–$14.27	552,375	9.28	$12.25	499,575	$12.39
$14.28–$26.90	532,519	9.26	$20.47	532,519	$20.47
$26.91–$36.37	583,019	9.18	$33.09	583,019	$33.09

	5,815,752	7.60	$7.91	4,845,243	$8.97

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

	Stock Options			Employee Stock Option Plan
	2002	2003	2004	2003	2004
Dividend yield	0%	0%	0%	0%	0%
Expected volatility	0%-69%	66%-70%	65%-89%	68%	77%
Risk-free interest rate	2.78%-3.99%	1.21%-2.36%	1.47%-2.85%	1.34%	1.83%
Expected life (in years)	3.5	1.5-3.5	1–2.5	1.3	1.3

In estimating expected volatility, the Company considered historical volatility, volatility in market-traded options on its common stock and other relevant factors in accordance with SFAS No. 123. The Company will

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

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

The weighted-average fair value of employee stock options granted during 2002, 2003 and 2004 was $5.19, $5.98 and $8.45 per share, respectively. The weighted-average fair value of shares granted under the employee stock purchase plan during 2003 and 2004 was $4.43 and $10.00 per share, respectively.

9.    Income Taxes

The provision for income tax expense consists of the following:

	Year Ended December 31,
	2002	2003	2004
Currently payable
Federal	$—	$—	$4
State	—	—	1

Total current	—	—	$5
Amounts credited to equity for realized benefit of additional tax stock option deductions	—	—	176

Total income tax provision	$—	$—	$181

Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 34 percent to pretax income (loss) as a result of the following:

	Year Ended December 31,
	2002	2003	2004
Expected tax expense (benefit) at U.S federal statutory rate of 34%	$(7,463)	$2,214	$7,404
State income taxes net of federal income tax effect	—	—	28
Valuation allowance	4,105	(5,914)	(3,816)
Stock-based compensation	3,343	3,644	(3,471)
Other	15	56	36

Total income tax expense	$—	$—	$181

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	As of December 31,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$40,657	$49,337
Accruals and reserves	7,602	853
Depreciation	—	843
Other	592	14

Gross deferred tax assets	48,851	51,047
Less: valuation allowance	(48,851)	(51,047)

Net deferred tax assets	$—	$—

Management has established a valuation allowance for all deferred tax assets as future realization is uncertain given the history of losses through the first quarter of 2003, limited profitable quarters to date and the competitive landscape of online DVD rentals. The total valuation allowance for the years ended December 31, 2003 and 2004 increased by $3,621 and $2,196, respectively.

As of December 31, 2004, the Company had net operating loss carryforwards for federal and California income tax purposes of approximately $135,958 and $64,430, respectively, to reduce future income subject to income tax. The federal net operating loss carryforwards will expire beginning in 2012 to 2023 and the California net operating loss carryforwards expire beginning in 2005 to 2013, if not previously utilized. As of December 31, 2004, approximately $2,903 of the valuation allowance related to benefits of excess tax deductions for stock options which will be credited to equity when realized.

10.    Employee Benefit Plan

The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 15 percent of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board of Directors. During 2002, 2003 and 2004, the Company’s matching contributions totaled $0, $0 and $379, respectively.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

11.    Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31	June 30	September 30	December 31
2003
Total revenues	$55,669	$63,187	$72,202	$81,185
Gross profit	$25,662	$27,946	$33,554	$36,721
Net income (loss)	$(2,375)	$3,313	$3,303	$2,271
Net income (loss) per share (1):
Basic	$(0.05)	$0.07	$0.07	$0.05
Diluted	$(0.05)	$0.05	$0.05	$0.04
Subscribers at end of period	1,052	1,147	1,291	1,487

2004
Total revenues	$100,370	$120,321	$141,644	$143,893
Gross profit	$43,743	$50,533	$70,043	$65,451
Net income (loss)	$(5,790)	$2,891	$18,925	$5,569
Net income (loss) per share:
Basic	$(0.11)	$0.06	$0.36	$0.11
Diluted	$(0.11)	$0.04	$0.29	$0.09
Subscribers at end of period	1,932	2,093	2,229	2,610

(1)	Amounts have been restated to reflect a two-for-one stock split in the form of a stock dividend to each stockholder of record as of February 2, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated: March 11, 2005	By:	/S/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: March 11, 2005	By:	/S/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reed Hastings and Barry McCarthy, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ REED HASTINGS Reed Hastings	President, Chief Executive Officer and Director (principal executive officer)	March 11, 2005

/S/ BARRY MCCARTHY Barry McCarthy	Chief Financial Officer (principal financial and accounting officer)	March 11, 2005

/S/ RICHARD BARTON Richard Barton	Director	March 15, 2005

/S/ TIMOTHY M. HALEY Timothy M. Haley	Director	March 11, 2005

/S/ JAY C. HOAG Jay C. Hoag	Director	March 11, 2005

/S/ A. ROBERT PISANO A. Robert Pisano	Director	March 11, 2005

/S/ MICHAEL N. SCHUH Michael N. Schuh	Director	March 11, 2005

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 14, 2002

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7	Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8	Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002

10.9	Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10	Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13**	Strategic Marketing Agreement between the registrant and Best Buy Co., as amended	10-Q	000-49802	10.14 & 10.15	November 14, 2002

10.14	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15	Lease between Sobrato Interests II and Netflix, Inc	10-Q	000-49802	10.16	August 2, 2004

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Confidential treatment granted on portions of these exhibits.