Form 10-Q
period 2005-03-31
NETFLIX INC
filed 2005-05-10
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of May 4, 2005, there were 53,220,672 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

Netflix, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2004	March 31, 2005
Revenues:
Subscription	$99,823	$152,446
Sales	547	1,694

Total revenues	100,370	154,140
Cost of revenues:
Subscription	56,444	93,986
Sales	183	999

Total cost of revenues	56,627	94,985

Gross profit	43,743	59,155
Operating expenses:
Fulfillment*	10,790	16,694
Technology and development*	5,039	7,155
Marketing*	26,693	35,803
General and administrative*	3,136	5,007
Stock-based compensation	4,435	4,279

Total operating expenses	50,093	68,938

Operating loss	(6,350)	(9,783)
Other income (expense):
Interest and other income	591	1,051
Interest and other expense	(31)	(38)

Net loss before income taxes	(5,790)	(8,770)
Provision for income taxes	—	44

Net loss	$(5,790)	$(8,814)

Net loss per share:
Basic	$(0.11)	$(0.17)

Diluted	$(0.11)	$(0.17)

Weighted-average common shares outstanding:
Basic	51,282	52,816

Diluted	51,282	52,816

*Amortization of stock-based compensation not included in expense line items:
Fulfillment	$511	$441
Technology and development	1,626	1,411
Marketing	564	746
General and administrative	1,734	1,681

Total stock-based compensation	$4,435	$4,279

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	December 31, 2004	March 31, 2005
Assets
Current assets:
Cash and cash equivalents	$174,461	$165,822
Prepaid expenses	2,741	1,782
Prepaid revenue sharing expenses	4,695	5,027
Other current assets	5,449	1,405

Total current assets	187,346	174,036
DVD library, net	42,158	52,627
Intangible assets, net	961	507
Property and equipment, net	18,728	23,635
Deposits	1,600	1,561
Other assets	1,000	1,216

Total assets	$251,793	$253,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,775	$52,632
Accrued expenses	13,131	15,681
Deferred revenue	31,936	32,463
Current portion of capital lease obligations	68	—

Total current liabilities	94,910	100,776
Deferred rent	600	693

Total liabilities	95,510	101,469

Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2004 and March 31, 2005; 52,732,025 and 52,964,505 issued and outstanding at December 31, 2004 and March 31, 2005, respectively	53	53
Additional paid-in capital	292,843	296,121
Deferred stock-based compensation	(4,693)	(3,327)
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(131,698)	(140,512)

Total stockholders’ equity	156,283	152,113

Total liabilities and stockholders’ equity	$251,793	$253,582

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2004	March 31, 2005
Cash flows from operating activities:
Net income	$(5,790)	$(8,814)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,252	1,938
Amortization of DVD library	18,127	22,006
Amortization of intangible assets	626	454
Stock-based compensation expense	4,435	4,279
Gain on disposal of DVDs	(364)	(1,129)
Noncash interest expense	11	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	999	4,671
Accounts payable	10,529	2,857
Accrued expenses	836	2,550
Deferred revenue	3172	527
Deferred rent	(33)	93

Net cash provided by operating activities	33,800	29,443

Cash flows from investing activities:
Purchases of short-term investments	(364)	—
Purchases of property and equipment	(1,808)	(6,845)
Acquisitions of DVD library	(23,570)	(33,040)
Proceeds from sale of DVDs	547	1,694
Deposits and other assets	(19)	(177)

Net cash used in investing activities	(25,214)	(38,368)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,819	365
Principal payments on capital lease obligations	(111)	(79)

Net cash provided by financing activities	1,708	286

Net increase in cash and cash equivalents	10,294	(8,639)
Cash and cash equivalents, beginning of period	89,894	174,461

Cash and cash equivalents, end of period	$100,188	$165,822

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except shares, per share data and percentages)

Basis of Presentation

The accompanying condensed consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. Examples include the estimate of useful lives and residual value of its DVD library; the valuation of stock-based compensation; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth therein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2004 annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005. Interim results are not necessarily indicative of the results for a full year. Certain amounts reported in previous periods have been reclassified to conform to the current presentation.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123 and supercedes APB Opinion No. 25, Accounting for Stock-based compensation. This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (SAB 107) which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued Release 33-8568 delaying the effective date of SFAS 123(R), and as such the Company will be required to implement the provisions of SFAS No. 123(R) beginning January 1, 2006. The Company previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, in the second quarter of 2003, and restated prior periods at that time. Accordingly the Company believes SFAS No. 123(R) will not have a material impact on its financial position or results of operations.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal years ending December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

Fair Value of Financial Instruments

The fair value of the Company’s cash, short-term investments, accounts payable, accrued expenses and capital lease obligations approximates their carrying value due to their short maturity.

Restricted Cash

As of March 31, 2005, other assets included restricted cash of $1,000 related to a workers’ compensation insurance deposit.

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

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

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

Revenue sharing expenses

The Company acquires DVDs from studios and distributors through either direct purchases or revenue sharing agreements. The revenue sharing agreements enable the Company to obtain DVDs at a lower upfront cost than under traditional direct purchase arrangements. Under the revenue sharing agreements, the Company shares a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, or the Title Term, which is typically twelve months for each DVD title. At the end of the Title Term, the Company generally has the option of returning the DVD title to the studio, destroying the title or purchasing the title. The revenue sharing expenses are expensed to ‘Cost of Subscription Revenues’ as DVDs subject to revenue sharing agreements are shipped to subscribers.

The terms of some revenue sharing agreements with studios obligate the Company to make minimum revenue sharing payments for certain titles. The Company amortizes minimum revenue sharing prepayments (or accretes an amount payable to studios if the payment is due in arrears) as revenue sharing obligations are incurred. A provision for estimated shortfall, if any, on minimum revenue sharing payments is made in the period in which the shortfall becomes probable and can be reasonably estimated.

Amortization of DVD library

The Company remits an upfront payment to acquire titles from the studios and distributors. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with the Company’s DVD library amortization policy. The Company amortizes its DVD library, less estimated salvage value, on a “sum-of-the-months” accelerated basis over its estimated useful life. The useful life of the new-release DVDs and back-catalogue DVDs is estimated to be 1 year and 3 years, respectively. In estimating the useful life of its DVD library, the Company takes into account library utilization as well as an estimate for lost or damaged DVDs.

Prior to July 1, 2004, the Company amortized the cost of its entire DVD library, including the capitalized portion of the initial fixed license fee, on a “sum-of-the-months” accelerated basis over one year. However, based on a periodic evaluation of both new release and back-catalogue utilization for amortization purposes, the Company determined that back-catalogue titles have a significantly longer life than previously estimated. As a result, the Company revised the estimate of useful life for the back-catalogue DVD library from a “sum of the months” accelerated method using a one-year life to the same accelerated method of amortization using a three-year life. The purpose of this change was to more accurately reflect the productive life of these assets. In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), the change in life has been accounted for as a

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

change in accounting estimate on a prospective basis from July 1, 2004. New releases will continue to be amortized over a one year period. As a result of the change in the estimated life of the back-catalogue library, total cost of revenues was $4.4 million lower, net income was $4.4 million higher and net income per share was $0.08 higher for the three months ended March 31, 2005.

In addition, the Company also determined that it is selling fewer previously rented DVDs than estimated but at an average selling price higher than historically estimated. The Company therefore revised its estimate of salvage values, on direct purchase DVDs in the third quarter of 2004. For those direct purchase DVDs that the Company estimates it will sell at the end of their useful lives, a salvage value of $3.00 per DVD has been provided effective July 1, 2004. For those DVDs that the Company does not expect to sell, no salvage value is provided. Simultaneously with the change in accounting estimate of expected salvage values the Company recorded a write-off of approximately $1.9 million related to non-recoverable salvage value in the third quarter of 2004.

DVD library and accumulated amortization are as follows:

	As of
	December 31, 2004	March 31, 2005
DVD library, gross	$198,216	$229,218
Less accumulated amortization	(156,058)	(176,591)

DVD library, net	$42,158	$52,627

Intangible Assets

Intangible assets and accumulated amortization consisted of the following:

	As of December 31, 2004			As of March 31, 2005
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Studio intangible assets	$11,528	$(10,567)	$961	$11,528	$(11,021)	$507
Strategic marketing alliance intangible assets	416	(416)	—	416	(416)	—

Total	$11,944	$(10,983)	$961	$11,944	$(11,437)	$507

The unamortized balance of the studio intangible asset will be fully amortized in 2005.

Stock-Based Compensation

In 2003, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123, for stock-based employee compensation.

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

Fair value was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	March 31, 2004	March 31, 2005
Dividend yield	0%	0%
Expected volatility	70%	84% -85%
Risk-free interest rate	1.53%	2.85% -3.29%
Expected life (in years)	1.5	1.0 - 2.5

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

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

Net Income(Loss) Per Share

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

For the three months ended March 31, 2004 and 2005, potential common shares from the assumed exercise of warrants and employee stock options were excluded from the diluted calculation as their inclusion would have been anti-dilutive as the Company was in a net loss position. The following table summarizes the outstanding potential common shares excluded from the diluted calculation (rounded to the nearest thousand):

	Three Months Ended
	March 31, 2004	March 31, 2005
Warrants	9,154,000	7,823,000
Employee stock options	5,594,000	2,858,000

Comprehensive Loss

The Company’s comprehensive loss consists of net loss and net unrealized gains (losses) on available-for-sale investments. The components of comprehensive loss are as follows:

	Three Months Ended
	March 31, 2004	March 31, 2005
Net loss	$(5,790)	$(8,814)
Other comprehensive income :
Net unrealized gains on available-for-sale investments	353	—

Comprehensive loss	$(5,437)	$(8,814)

Legal Proceedings

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

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

Between July 22 and September 9, 2004, seven purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company and, in the aggregate, Reed Hastings, W. Barry McCarthy, Jr., and Leslie J. Kilgore. These class action suits were consolidated in January 2005, and a consolidated complaint was filed on February 24, 2005, and the lead plaintiff is Todd Noel. The complaint alleges violations of certain federal securities laws, seeking unspecified damages on behalf of a class of purchasers of the Company’s common stock between October 1, 2003 and October 14, 2004. The plaintiffs allege that the Company made false and misleading statements and omissions of material facts based on the Company’s disclosure regarding churn and delivery speed, claiming alleged violations by each named defendant of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and alleged violations by certain of its officers of Section 20A of Securities Exchange Act of 1934.

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

On October 19, 2004, Doris Staehr and Steve Staehr, shareholders claiming to be acting on the Company’s behalf, filed a shareholder derivative suit in the Superior Court of the State of California for the County of Santa Clara against certain officers and certain current and former members of the board of directors, specifically Reed Hastings, Barry McCarthy, Thomas R. Dillon, Leslie J. Kilgore, Richard Barton, Timothy Haley, Jay Hoag, A. Robert Pisano, Michael Schuh and Michael Ramsay. The plaintiffs claim that the named defendants breached their fiduciary duties by allowing allegedly false and misleading statements to be made regarding, among other things, churn. They also claim that the named defendants illegally traded the Company’s stock while in possession of material nonpublic information. In addition, the plaintiffs assert claims for abuse of control, gross mismanagement, waste and unjust enrichment. The lawsuit seeks, on the Company’s behalf, unspecified compensatory and enhanced damages, disgorgement of profits earned through alleged insider trading, recovery of attorneys’ fees and costs, and other relief. In December 2004, the Court stayed this proceeding pending resolution of a similar action brought by Miles L. Mitzner, in the United States District Court for the Northern District of California. Although the action brought by Mr. Mitzner was dismissed in February 2005, as of the date of the filing of this report the stay in the Staehr action had not been lifted by the Superior Court.

Intellectual Property Indemnification Obligations

In the ordinary course of business, the Company has entered into contractual arrangements under which it has agreed to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment by the Company is conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.

It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. No amount has been accrued in the accompanying financial statements with respect to these indemnification obligations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: operating expenses; gross margin; liquidity; subscriber acquisition and retention; churn; developments in downloading; revenue per average paying subscriber; and impacts arising from our DVD library investments, marketing expenses, and subscriber acquisition cost. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of our 2004 annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this quarterly report on Form 10-Q or to explain why actual results differ.

Our critical accounting policies have not changed from our year ended December 31, 2004. For a complete discussion of our critical accounting policies, please refer to our 2004 annual report on Form 10-K.

Overview

Our Business

We are the largest online movie rental subscription service providing more than 3,000,000 subscribers access to a comprehensive library of more than 40,000 movie, television and other filmed entertainment titles. Our most popular subscription plan allows subscribers to have up to three titles out at the same time with no due dates, late fees or shipping charges for $17.99 per month. In addition to this plan, we offer other subscription plans with different price points and varying service levels. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a title has been returned, we mail the next available title in a subscriber’s queue. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

Our business has grown rapidly since inception, resulting in substantially increased revenues. Our growth has been fueled by the rapid adoption of DVDs as a medium for home entertainment as well as increased awareness of online DVD rentals. We expect that our business will continue to grow as the market for online DVD rentals continues to grow, a reflection of both the convenience and value of the subscription rental model.

We derive substantially all of our revenues from monthly subscription fees. In the first quarter of 2005, we continued to show strong growth in our subscription base and subscription revenues. However, despite our overall revenue growth, net loss was higher in the current quarter as compared to the same period a year ago as we lowered the monthly subscription price of our most popular service plan in the fourth quarter of 2004 while increasing our marketing spending in a highly competitive environment.

We continue to experience aggressive direct competition from Blockbuster. In particular, Blockbuster cut its standard subscription price twice during the last quarter of 2004 and currently has a price $3 below our most popular service price. In addition, Blockbuster has continued television advertising of its online offering. We also anticipate that other potential entrants, such as Amazon.com, will offer competing services, either directly or in conjunction with others. Our focus in 2005 will be to retain our leadership position despite the dynamic competitive landscape.

Additionally, we continue to invest resources to develop solutions for downloading movies to consumers. Our core strategy has been and remains to grow a large DVD subscription business; however, as technology and infrastructure develop to allow effective and convenient delivery of movies over the Internet, we intend to offer our subscribers the choice of receiving their movies on DVD or by downloading, whichever they prefer. Although our solutions may be well in advance of meaningful demand for downloading services and we expect only modest consumer interest for the near term, we believe the demand for this technology will grow steadily over the next ten years.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The key business metrics include the following:

•	Churn: Churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber additions, then divided by three months. Management reviews this metric to evaluate whether we are retaining our existing subscribers in accordance with our business plans.

•	Subscriber Acquisition Cost: Subscriber acquisition cost is defined as total marketing expense divided by total gross subscriber additions. Management reviews this metric to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis.

•	Gross Margin: Management reviews gross margin in conjunction with churn and subscriber acquisition cost to target a desired operating margin.

Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric. Please see “Results of Operations” below for further discussion on these key business metrics.

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

	Three Months Ended
	March 31, 2004	March 31, 2005
Revenues:
Subscription	99.5%	98.9%
Sales	0.5%	1.1%

Total revenues	100.0%	100.0%
Cost of revenues:
Subscription	56.2%	61.0%
Sales	0.2%	0.6%

Total cost of revenues	56.4%	61.6%

Gross profit	43.6%	38.4%
Operating expenses:
Fulfillment	10.8%	10.8%
Technology and development	5.0%	4.6%
Marketing	26.6%	23.2%
General and administrative	3.1%	3.2%
Stock-based compensation	4.4%	2.9%

Total operating expenses	49.9%	44.7%

Operating loss	(6.3)%	(6.3)%
Other income (expense):
Interest and other income	0.5%	0.6%
Interest and other expense	—	—

Net loss before income taxes	(5.8)%	(5.7)%
Provision for income taxes	—	—

Net loss	(5.8)%	(5.7)%

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2005

Revenues

	Three Months Ended
	March 31, 2004	March 31, 2005	Percent Change
	(in thousands except percentages and average monthly subscription revenue per paying subscriber)
Revenues:
Subscription	$99,823	$152,446	52.7%
Sales	547	1,694	209.7%

Total revenues	$100,370	$154,140	53.6%

Average number of paying subscribers	1,629	2,687	64.9%
Average monthly subscription revenue per paying subscriber	$20.43	$18.91	(7.4)%

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably during each subscriber’s monthly subscription period. In addition, we generate a small portion of our revenues from the sale of used DVDs and recognize such revenues when the DVDs are shipped.

The increase in our subscription revenues for the three months ended March 31, 2005 in comparison with the same prior-year period was primarily attributable to substantial growth in the average number of paying subscribers as summarized in the table above, offset in part by a decline in average monthly subscription revenue per paying subscriber. We believe the increase in the number of paying subscribers was driven primarily by increased consumer awareness of the benefits of online DVD rentals and continuing improvements in our service. The decline in the average monthly subscription revenue per paying subscriber was a result of the price decrease of our most popular service plan from $19.95 in the first quarter of 2004 to $17.99 in the first quarter of 2005. We expect the average revenue per paying subscriber to decline as we promote our lower cost service plans.

Subscriber churn was 5.0 percent in the first quarter of 2005, up from 4.4 percent in the fourth quarter of 2004 and slightly up from 4.7 percent in the first quarter of 2004. We believe this increase in subscriber churn was primarily driven by an increase in our subscriber cancellation rate resulting from continued aggressive pricing and heavy marketing spending by Blockbuster to promote its online DVD rental service. If we are unable to compete effectively against Blockbuster and our other existing competitors as well as against potential new entrants into the online movie rental subscription business such as Amazon, in both retaining our existing subscribers and attracting new subscribers, our churn will likely increase and our business will be adversely affected.

The following table presents our ending subscriber information:

	As of
	March 31, 2004	March 31, 2005
	(in thousands, except percentages)
Free subscribers	90	131
As a percentage of total subscribers	4.7%	4.3%
Paid subscribers	1,842	2,887
As a percentage of total subscribers	95.3%	95.7%
Total subscribers	1,932	3,018

Cost of Revenues

	Three Months Ended
	March 31, 2004	March 31, 2005	Percent Change
	(in thousands, except percentages)
Cost of revenues:
Subscription	$56,444	$93,986	66.5%
Sales	183	999	445.9%

Total cost of revenues	$56,627	$94,985	67.7%

The increase in cost of subscription revenues for the three months ended March 31, 2005 in comparison with the same prior-year period was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 72 percent, which was driven by a 65 percent increase in the number of average paying subscribers coupled with a 5 percent increase in monthly movie rentals per average paying subscriber.

•	Postage and packaging expenses increased by $17.2 million, representing a 72 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers.

•	DVD amortization increased by $4.1 million, representing a 25 percent increase. This increase was primarily attributable to increased acquisitions for our DVD library partially offset by the impact in the current period of $4.4 million related to the change in estimate of useful life of our back-catalogue DVD library made in the third quarter of 2004.

•	Revenue sharing expenses increased by $16.4 million, representing a 105 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers coupled with an increase in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers. In addition, revenue sharing expenses were higher in the first quarter of 2005 due to a provision for the estimated shortfall on certain titles subject to minimum revenue sharing payments.

Gross Margin

	Three Months Ended
	March 31, 2004	March 31, 2005
	(in thousands, except percentages)
Gross profit	$43,743	$59,155
Gross margin	43.6%	38.4%

The decline in gross margin for the first quarter of 2005 as compared to the same period in the prior year was attributable to the decline in revenue per paid shipment as a result of the price decrease of our most popular service plan from $19.95 in the first quarter of 2004 to $17.99 in the first quarter of 2005. However, the decline was partially offset by the change in estimate related to the useful life of our back-catalogue DVD library. If movie rentals per average paying subscriber increases or if we see more shipments of DVD’s subject to revenue share, additional erosion in our gross margin will occur.

Operating Expenses:

Fulfillment

	Three Months Ended
	March 31, 2004	March 31, 2005	Percent Change
	(in thousands, except percentages)
Fulfillment	$10,790	$16,694	54.7%
As a percentage of revenues	10.8%	10.8%

The increase in fulfillment expenses in absolute dollars for the three months ended March 31, 2005 in comparison with the same prior-year period was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our customer service and shipping centers, coupled with an increase in credit card fees as a result of the increase in subscriptions. In addition, the increase in fulfillment expenses was attributable to an increase in facility-related costs resulting from the relocation or expansion of certain of our shipping centers and the addition of new ones. As a percentage of revenues, fulfillment expenses remained constant primarily due to the combination of an increasing revenue base and operational efficiencies, which reduced fulfillment costs per paid shipment by approximately 9 percent.

Technology and Development

	Three Months Ended
	March 31, 2004	March 31, 2005	Percent Change
	(in thousands, except percentages)
Technology and development	$5,039	$7,155	42.0%
As a percentage of revenues	5.0%	4.6%

The increase in technology and development expenses in absolute dollars for the three months ended March 31, 2005 in comparison with the same prior-year period was primarily the result of an increase in personnel-related costs. As a percentage of revenues, technology and development expenses decreased primarily due to a greater increase in revenues than technology and development expenses.

We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience. Additionally, we are developing solutions for downloading movies to subscribers. As a result, we expect our technology and development expenses will continue to increase in absolute dollars for the remainder of 2005.

Marketing

	Three Months Ended
	March 31, 2004	March 31, 2005	Percent Change
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$26,693	$35,803	34.1%
As a percentage of revenues	26.6%	23.2%

Other data:
Gross subscriber additions	760	945	24.3%
Subscriber acquisition cost	$35.12	$37.89	7.9%

The increase in marketing expenses in absolute dollars for the three months ended March 31, 2005 in comparison with the same prior-year period was primarily attributable to an increase in marketing program costs, primarily online, radio and television advertising, to attract new subscribers. In addition, personnel-related costs increased in order to support the higher volume of marketing activities. As a percentage of revenues, the decrease in marketing expenses was primarily due to a greater increase in revenues than marketing expenses.

Subscriber acquisition cost increased for the three months ended March 31, 2005 in comparison with the same prior-year period as a result of an increase in marketing program spending, primarily the increased use of radio and television advertising as an acquisition channel and increases in online advertising rates.

We anticipate that our marketing expense and subscriber acquisition cost will continue to increase for the remainder of 2005. The highly competitive landscape, including the aggressive promotion by Blockbuster of its online service, the potential entry of other video rental providers into the online subscription rental business, could adversely impact our marketing expenditures as we seek to maintain and increase our market leadership.

General and Administrative

	Three Months Ended
	March 31, 2004	March 31, 2005	Percent Change
	(in thousands, except percentages)
General and administrative	$3,136	$5,007	59.7%
As a percentage of revenues	3.1%	3.2%

The increase in general and administrative expenses in absolute dollars for the three months ended March 31, 2005 in comparison with the same prior-year period was primarily attributable to an increase in personnel-related costs, as well as an increase in professional fees to support our growing operations and compliance requirements. As a percentage of revenues, the increase in general and administrative expenses was primarily due to a greater increase in general and administrative expenses than revenues.

Stock-Based Compensation

	Three Months Ended
	March 31, 2004	March 31, 2005	Percent Change
	(in thousands, except percentages)
Stock-based compensation	$4,435	$4,279	(3.5)%
As a percentage of revenues	4.4%	2.9%

In 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123, for stock-based employee compensation. We apply the Black-Scholes option-pricing model to value our stock option grants.

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

The decrease in stock-based compensation expenses in absolute dollars for the three months ended March 31, 2005 in comparison with the same prior-year period was primarily due to lower expenses resulting from lower average grant prices offset in part by larger grants and higher volatility assumptions in the current year period than in the prior-year period.

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

Interest and Other Income

	Three Months Ended
	March 31, 2004	March 31, 2005	Percent Change
	(in thousands, except percentages)
Interest and other income	$591	$1,051	77.8%
As a percentage of revenues	0.5%	0.6%

Interest and other income consist primarily of interest earned on our cash and cash equivalents, prior to the liquidation of our short-term investments during the second quarter of 2004. The increase in interest and other income for the three months ended March 31, 2005 in comparison with the same prior-year period was primarily due to higher interest income earned on our cash and cash equivalents due to increased interest rates.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, our initial public offering and net cash generated from operating activities. As of March 31, 2005, we had cash and cash equivalents of $165.8 million. We have generated net cash from operations during each quarter since the second quarter of 2001. In order to continue to generate cash from our operations, we must increase our revenues while controlling our operating expenses. Many factors will impact our ability to grow revenues including, but not limited to, the number of subscribers who sign up for our service, the growth or reduction in our subscriber base, and our ability to develop new revenue sources. In addition, we may have to lower our prices and increase our marketing expenses in response to the aggressive competition from Blockbuster and other potential entrants in the market. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

The following table summarizes our cash flow activities:

	Three Months Ended
	March 31, 2004	March 31, 2005
Net cash provided by operating activities	$33,800	$29,443
Net cash used in investing activities	(25,214)	(38,368)
Net cash provided by financing activities	1,708	286

For the three months ended March 31, 2005, net cash provided by operating activities decreased $4.4 million in comparison with the same prior-year period. The decrease was primarily due to an increase in net loss to $8.8 million in the first quarter of 2005 from $5.8 million in the first quarter of 2004 as well as the unfavorable impact of changes in working capital assets and liabilities. The decrease was partially offset by an increase in non-cash amortization of our DVD library as a result of increased purchases of titles and depreciation of property and equipment.

For the three months ended March 31, 2005, net cash used in investing activities was $38.4 million in comparison with $25.2 million during the same prior-year period. The increase was primarily attributable to an increase in the acquisition of titles for our library to support our larger subscriber base and increased purchases of property and equipment to support our growing operations.

For the three months ended March 31, 2005, net cash provided by financing activities decreased $1.4 million in comparison with the same prior-year period. The decrease was primarily attributable to lower proceeds from our issuance of common stock under our employee stock plans offset partially by a decrease in payments of our capital lease obligations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our annual report on Form 10-K for the year ended December 31, 2004. Our exposure to market risk has not changed materially since December 31, 2004.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are a party to other litigation matters and claims, including those related to employee relations and business practices, which are normal in the course of our operations, and while the results of such litigation matters and claims cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse impact on our financial position or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Use of Proceeds:

We continue to maintain approximately $72.0 million of the net proceeds from our initial public offering in May 2002 in cash and cash equivalents.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.2	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7	Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8	Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002

10.9	Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10	Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13	Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002

10.14**	Strategic Marketing Agreement between the registrant and Best Buy Co., as amended	10-Q	000-49802	10.14 & 10.15	November 14, 2002

10.15	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.16	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Confidential treatment granted on portions of these exhibits.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: May 10, 2005	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer

Dated: May 10, 2005	By:	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.2	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7	Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8	Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002

10.9	Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10	Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13	Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002

10.14**	Strategic Marketing Agreement between the registrant and Best Buy Co., as amended	10-Q	000-49802	10.14 & 10.15	November 14, 2002

10.15	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.16	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Confidential treatment granted on portions of these exhibits.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.