Form 10-Q
period 2005-06-30
NETFLIX INC
filed 2005-08-09
CIK 1065280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    YES  ☒    NO  ☐.

As of August 2, 2005, there were 53,616,084 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Revenues:
Subscription	$119,710	$164,027	$219,533	$316,473
Sales	611	470	1,158	2,164

Total revenues	120,321	164,497	220,691	318,637
Cost of revenues:
Subscription	69,604	99,957	126,048	193,943
Sales	184	354	367	1,353

Total cost of revenues	69,788	100,311	126,415	195,296

Gross profit	50,533	64,186	94,276	123,341
Operating expenses:
Fulfillment*	14,373	17,560	25,163	34,254
Technology and development*	5,652	7,513	10,691	14,668
Marketing*	20,477	26,338	47,170	62,141
General and administrative*	3,280	4,898	6,416	9,905
Stock-based compensation	4,134	3,423	8,569	7,702

Total operating expenses	47,916	59,732	98,009	128,670

Operating income (loss)	2,617	4,454	(3,733)	(5,329)
Other income (expense):
Interest and other income	304	1,246	895	2,297
Interest and other expense	(30)	(3)	(61)	(41)

Net income (loss) before income taxes	2,891	5,697	(2,899)	(3,073)
Provision for income taxes	—	13	—	57

Net income (loss)	$2,891	$5,684	$(2,899)	$(3,130)

Net income (loss) per share:
Basic	$.06	$.11	$(0.06)	$(0.06)

Diluted	$.04	$.09	$(0.06)	$(0.06)

Weighted-average common shares outstanding:
Basic	51,898	53,190	51,590	53,005

Diluted	64,975	64,592	51,590	53,005

* Amortization of stock-based compensation not included in expense line items:
Fulfillment	$465	$332	$976	$773
Technology and development	1,866	1,135	3,492	2,546
Marketing	582	621	1,146	1,367
General and administrative	1,221	1,335	2,955	3,016

Total stock-based compensation	$4,134	$3,423	$8,569	$7,702

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	December 31, 2004	June 30, 2005
Assets
Current assets:
Cash and cash equivalents	$174,461	$170,972
Prepaid expenses	2,741	4,349
Prepaid revenue sharing expenses	4,695	4,567
Other current assets	5,449	2,517

Total current assets	187,346	182,405
DVD library, net	42,158	56,031
Intangible assets, net	961	127
Property and equipment, net	18,728	27,410
Deposits	1,600	1,552
Other assets	1,000	1,203

Total assets	$251,793	$268,728

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,775	$56,211
Accrued expenses	13,131	13,702
Deferred revenue	31,936	33,497
Current portion of capital lease obligations	68	—

Total current liabilities	94,910	103,410
Deferred rent	600	785

Total liabilities	95,510	104,195
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2004 and June 30, 2005; 52,732,025 and 53,426,304 issued and outstanding at December 31, 2004 and June 30, 2005, respectively	53	53
Additional paid-in capital	292,843	301,669
Deferred stock-based compensation	(4,693)	(2,139)
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(131,698)	(134,828)

Total stockholders’ equity	156,283	164,533

Total liabilities and stockholders’ equity	$251,793	$268,728

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Cash flows from operating activities:
Net income (loss)	$2,891	$5,684	$(2,899)	$(3,130)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation of property and equipment	1,323	2,156	2,575	4,094
Amortization of DVD library	21,141	25,552	39,268	47,558
Amortization of intangible assets	454	380	1,080	834
Stock-based compensation expense	4,134	3,423	8,569	7,702
Loss on disposal of short-term investments	274	—	274	—
Gain on disposal of DVDs	(427)	(208)	(791)	(1,337)
Non-cash interest expense	11	—	22	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(2,521)	(3,219)	(1,522)	1,452
Accounts payable	(631)	3,579	9,898	6,436
Accrued expenses	1,391	(1,979)	2,227	571
Deferred revenue	3,755	1,034	6,927	1,561
Deferred rent	171	92	138	185

Net cash provided by operating activities	31,966	36,494	65,766	65,937

Cash flows from investing activities:
Purchases of short-term investments	(222)	—	(586)	—
Proceeds from sale of short-term investments	45,013	—	45,013	—
Purchases of property and equipment	(2,048)	(5,931)	(3,856)	(12,776)
Acquisitions of DVD library	(24,083)	(29,218)	(47,653)	(62,258)
Proceeds from sale of DVDs	611	470	1,158	2,164
Deposits and other assets	(168)	22	(187)	(155)

Net cash provided by (used in) investing activities	19,103	(34,657)	(6,111)	(73,025)

Cash flows from financing activities:
Proceeds from issuance of common stock	2,305	3,313	4,124	3,678
Principal payments on capital lease and other obligations	(118)	—	(229)	(79)

Net cash provided by financing activities	2,187	3,313	3,895	3,599

Net increase (decrease) in cash and cash equivalents	53,256	5,150	63,550	(3,489)
Cash and cash equivalents, beginning of period	100,188	165,822	89,894	174,461

Cash and cash equivalents, end of period	$153,444	$170,972	$153,444	$170,972

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except shares, per share data and percentages)

Basis of Presentation

The accompanying condensed consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s annual report on Form 10-K for the year ended December 31, 2004. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples include the estimate of useful lives and residual value of its DVD library; the valuation of stock-based compensation; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”) which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued Release 33-8568 delaying the effective date of SFAS 123(R), and as such the Company will be required to implement the provisions of SFAS No. 123(R) beginning January 1, 2006. The Company previously adopted the fair value recognition provisions of SFAS No. 123 in the second quarter of 2003, and restated prior periods at that time. Accordingly the Company believes SFAS No. 123(R) will not have a material impact on its financial position or results of operations.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Although the Company will continue to evaluate the application of SFAS 154, it does not currently believe that the adoption of this standard will have a material impact on its financial position or results of operations.

Fair Value of Financial Instruments

The fair value of the Company’s cash, short-term investments, accounts payable, accrued expenses and capital lease obligations approximates their carrying value due to their short maturity.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

Restricted Cash

As of June 30, 2005, other assets included restricted cash of $1,000 related to a workers’ compensation insurance deposit.

Revenue Recognition

Subscription revenues are recognized ratably during each subscriber’s monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of used DVDs are recorded upon shipment.

Cost of Revenues

Cost of subscription revenues consists of revenue sharing expenses, amortization of the DVD library, amortization of intangible assets related to equity instruments issued to studios, and postage and packaging expenses related to DVDs provided to paying subscribers. Revenue sharing expenses are recorded as DVDs subject to revenue sharing agreements are shipped to subscribers. Cost of DVD sales include the net book value of the DVDs sold, shipping charges and, where applicable, a contractually specified percentage of the sales value for the DVDs that are subject to revenue share agreements.

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

The terms of some revenue sharing agreements with studios obligate the Company to make minimum revenue sharing payments for certain titles. The Company amortizes minimum revenue sharing prepayments (or accretes an amount payable to studios if the payment is due in arrears) as revenue sharing obligations are incurred. A provision for estimated shortfall, if

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

any, on minimum revenue sharing payments is made in the period in which the shortfall becomes probable and can be reasonably estimated. Additionally, the terms of some revenue-sharing agreement with studios provide for rebates based on achieving specified performance levels. The Company accrues for these rebates as earned based on historical title performance and estimates of demand for the titles over the remainder of the title term. Actual rebates may vary which could result in an increase or reduction in the estimated amounts previously accrued.

DVD Library

The Company remits an upfront payment to acquire titles from the studios and distributors. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with the Company’s DVD library amortization policy. Volume purchase discounts received from studios on the purchase of titles are recorded as a reduction of DVD library inventory when earned. The Company amortizes its DVD library, less estimated salvage value, on a “sum-of-the-months” accelerated basis over its estimated useful life. The useful life of the new-release DVDs and back-catalogue DVDs is estimated to be 1 year and 3 years, respectively. In estimating the useful life of its DVD library, the Company takes into account library utilization as well as an estimate for lost or damaged DVDs.

Prior to July 1, 2004, the Company amortized the cost of its entire DVD library, including the capitalized portion of the initial fixed license fee, on a “sum-of-the-months” accelerated basis over one year. However, based on a periodic evaluation of both new release and back-catalogue utilization for amortization purposes, the Company determined that back-catalogue titles have a significantly longer life than previously estimated. As a result, the Company revised the estimate of useful life for the back-catalogue DVD library from a “sum of the months” accelerated method using a one-year life to the same accelerated method of amortization using a three-year life. The purpose of this change was to more accurately reflect the productive life of these assets. In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2004. New releases will continue to be amortized over a one year period. As a result of the change in the estimated life of the back-catalogue library, total cost of revenues was $3.4 million lower, net income was $3.4 million higher and net income per share was $0.06 higher for the three months ended June 30, 2005 and total cost of revenues was $7.8 million lower, net income was $7.8 million higher and net income per share was $0.15 higher for the six months ended June 30, 2005.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

In addition, in the third quarter of 2004 the Company determined that it is selling fewer previously rented DVDs than estimated but at an average selling price higher than historically estimated. The Company therefore revised its estimate of salvage values, on direct purchase DVDs. For those direct purchase DVDs that the Company estimates it will sell at the end of their useful lives, a salvage value of $3.00 per DVD has been provided effective July 1, 2004. For those DVDs that the Company does not expect to sell, no salvage value is provided. Simultaneously with the change in accounting estimate of expected salvage values the Company recorded a write-off of approximately $1.9 million related to non-recoverable salvage value in the third quarter of 2004.

DVD library and accumulated amortization are as follows:

	As of
	December 31, 2004	June 30, 2005
DVD library, gross	$198,216	$257,631
Less accumulated amortization	(156,058)	(201,600)

DVD library, net	$42,158	$56,031

Intangible Assets

Intangible assets and accumulated amortization consisted of the following:

	As of December 31, 2004			As of June 30, 2005
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Studio intangible assets	$11,528	$(10,567)	$961	$11,528	$(11,401)	$127
Strategic marketing alliance intangible assets	416	(416)	—	416	(416)	—

Total	$11,944	$(10,983)	$961	$11,944	$(11,817)	$127

The unamortized balance of the studio intangible asset will be fully amortized in 2005.

Stock-Based Compensation

In 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123, for stock-based employee compensation.

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

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

The fair value of options granted in the second quarter of 2005 was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Dividend yield	0%	0%	0%	0%
Expected volatility	65%	45%	65% - 70%	45% - 85%
Risk-free interest rate	1.47% - 2.31%	3.81% - 3.91%	1.47% - 2.31%	2.85% - 3.91%
Expected life (in years)	1.0 - 2.5	3.0 - 4.0	1.0 - 2.5	1.0 - 4.0

The fair value of the shares issued under the employee stock purchase plan was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended
	June 30, 2004	June 30, 2005
Dividend yield	0%	0%
Expected volatility	70%	37% - 45%
Risk-free interest rate	1.11% - 2.07%	3.14% - 3.64%
Expected life (in years)	0.5 -2.0	0.5 - 2.0

In light of recent guidance in SAB 107, the Company reevaluated the assumptions used to estimate the value of stock options granted in the second quarter of 2005. The Company revised the volatility factor used to estimate the fair value of stock-based compensation awarded during the second quarter of 2005 to be based on a blend of historical volatility of its common stock and implied volatility of tradable forward call options to purchase shares of its common stock. Prior to the second quarter of 2005, the Company estimated future volatility based on historical volatility of its common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options.

For purpose of determining the expected term assumption, the Company bifurcates its option grants into two employee groupings. Each grouping has exhibited different exercise behavior. In the second quarter of 2005, the Company refined its estimate of expected term for option grants from 1 year for one group and 2.5 years for the other group to 3 years and 4 years, respectively. In determining the estimate, the Company considered several factors, including the historical option exercise behavior of its employees and the terms and vesting periods of the options granted. The Company will continue to monitor the assumptions used to measure stock-based compensation. As a result of the change in the volatility and expected term assumptions, stock-based compensation expense was $0.4 million lower, operating income and net income were $0.4 million higher and basic and diluted net income per share were $0.01 higher for the three months and six months ended June 30, 2005.

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

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

The shares used in the computation of net income (loss) per share are as follows (rounded to the nearest thousand):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Weighted-average shares - basic	51,898,000	53,190,000	51,590,000	53,005,000
Effect of dilutive potential common shares:
Warrants	8,700,000	8,112,000	—	—
Employee stock options	4,377,000	3,290,000	—	—

Weighted-average shares - diluted	64,975,000	64,592,000	51,590,000	53,005,000

For the six months ended June 30, 2004 and 2005, potential common shares from the assumed exercise of warrants and employee stock options were excluded from the diluted calculation as their inclusion would have been anti-dilutive as the Company was in a net loss position.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

The following table summarizes the outstanding potential common shares excluded from the diluted calculation (rounded to the nearest thousand):

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Warrants	—	—	9,190,000	7,991,000
Employee stock options	362,000	1,291,000	5,377,000	3,126,000

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

The components of comprehensive income (loss) are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Net income (loss)	$2,891	$5,684	$(2,899)	$(3,130)
Other comprehensive income (loss):
Net unrealized losses on available-for-sale investments	(1,223)	—	(870)	—
Add: reclassification adjustment for losses realized in net income (loss)	274	—	274	—

Comprehensive income (loss)	$1,942	$5,684	$(3,495)	$(3,130)

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

Between July 22 and September 9, 2004, seven purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company and, in the aggregate, Reed Hastings, W. Barry McCarthy, Jr., and Leslie J. Kilgore. These class action suits were consolidated in January 2005, and a consolidated complaint was filed on February 24, 2005. The complaint alleges violations of certain federal securities laws, seeking unspecified damages on behalf of a class of purchasers of our common stock between October 1, 2003 and October 14, 2004. The plaintiffs allege that the Company made false and misleading statements and omissions of material facts based on its disclosure regarding churn and delivery speed, claiming alleged violations by each named defendant of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and alleged violations by certain of its officers of Section 20A of Securities Exchange Act of 1934. On June 28, 2005, the Court dismissed the action with leave to amend.

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

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(in thousands, except shares, per share data and percentages)

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, breach of contract as well as claims relating to the Company’s statements regarding DVD delivery times. The complaint seeks restitution, disgorgement, damages, an injunction, specific performance and other relief.

On October 19, 2004, Doris Staehr and Steve Staehr, shareholders claiming to be acting on the Company’s behalf, filed a shareholder derivative suit in the Superior Court of the State of California for the County of Santa Clara against certain officers and certain current and former members of the board of directors, specifically Reed Hastings, W. Barry McCarthy, Thomas R. Dillon, Leslie J. Kilgore, Richard Barton, Timothy Haley, Jay Hoag, A. Robert Pisano, Michael Schuh and Michael Ramsay. The plaintiffs claim that the named defendants breached their fiduciary duties by allowing allegedly false and misleading statements to be made regarding, among other things, churn. They also claim that the named defendants illegally traded the Company’s stock while in possession of material nonpublic information. In addition, the plaintiffs assert claims for abuse of control, gross mismanagement, waste and unjust enrichment. The lawsuit seeks, on the Company’s behalf, unspecified compensatory and enhanced damages, disgorgement of profits earned through alleged insider trading, recovery of attorneys’ fees and costs, and other relief. In December 2004, the Court stayed this proceeding pending resolution of a similar action brought by Miles L. Mitzner, in the United States District Court for the Northern District of California, and further stayed this proceeding pending resolution of the securities class action suit described above. Although the action brought by Mr. Mitzner was dismissed in February 2005 and the securities class action suit was dismissed with leave to amend, as of the date of the filing of this report the stay in the Staehr action had not been lifted by the Superior Court.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: revenue growth, operating expenses; gross margin; liquidity; subscriber acquisition and retention; churn; developments in downloading and customer demand; revenue per average paying subscriber; marketing expenses, and subscriber acquisition cost. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of our 2004 annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q or to explain why actual results differ.

Overview

Our Business

We are the largest online movie rental subscription service providing more than 3,000,000 subscribers access to a comprehensive library of more than 50,000 movie, television and other filmed entertainment titles. Our most popular subscription plan allows subscribers to have up to three titles out at the same time with no due dates, late fees or shipping charges for $17.99 per month. In addition to this plan, we offer other subscription plans with different price points and varying service levels. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a title has been returned, we mail the next available title in a subscriber’s queue. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

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

We derive substantially all of our revenues from monthly subscription fees. In the second quarter of 2005, we continued to show strong growth in our subscription base and subscription revenues. Net income was higher in the second quarter of 2005 as compared to the second quarter of 2004 though we lowered the price of our most popular service plan primarily because of our ability to grow our subscription revenues without a commensurate increase in expenses.

We continue to experience aggressive direct competition from Blockbuster. In particular, Blockbuster cut its standard subscription price twice during the last quarter of 2004 and currently has a price $3 below our most popular service price. In addition, Blockbuster has continued television advertising of its online offering. In addition, it remains possible that other potential entrants, such as Amazon.com, will offer competing services, either directly or in conjunction with others. Our focus in 2005 continues to be to retain our leadership position despite the dynamic competitive landscape.

We launched two new revenue initiatives in the second quarter of 2005: retail sales of previously-viewed DVDs and our Ad Sales program. We also continue to invest resources to develop solutions for downloading movies to consumers. Our core strategy has been and remains to grow a large DVD subscription business; however, as technology and infrastructure develop to allow effective and convenient delivery of movies over the Internet, we intend to offer our subscribers the choice of receiving their movies on DVD or by downloading, whichever they prefer. Although our solutions may be well in advance of meaningful demand for downloading services and we expect only modest consumer interest for the near term, we believe the demand for this technology will grow steadily over the next ten years.

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

Critical Accounting Policies and Estimates

Other than the change in estimates used to determine stock-based compensation expense, there have been no significant changes during the six months ended June 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

Stock-Based Compensation

We account for stock-based compensation expenses in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123.We use the Black-Scholes option-pricing model which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be materially impacted. In light of recent guidance in Staff Accounting Bulletin No. 107 (“SAB 107”), we reevaluated the assumptions used to estimate the value of stock options granted in the second quarter of 2005.

•	Expected volatility: We determined that implied volatility of publicly traded options in our common stock is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. Therefore, we revised the volatility factor used to estimate the fair value of stock-based compensation awarded during the second quarter of 2005 to be based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Prior to the second quarter of 2005, we estimated future volatility based on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options.

•	Expected Term: Prior to the third quarter of 2003, we granted stock options, which generally vest over three to four-year periods. Since the third quarter of 2003, we began granting fully vested stock options to our employees on a monthly basis. As a result, we changed the expected life from 3.5 years to 1.5 years. In the second quarter of 2004, we revised our estimate of expected life based on our review of historical patterns for exercises of stock options. We bifurcated our option grants into two employee groupings who exhibited different exercise behavior and changed the estimate of the expected life from 1.5 years for all option grants in the first quarter of 2004 to 1 year for one group and 2.5 years for the other group beginning in the second quarter of 2004. In the second quarter of 2005, we further refined our estimate of expected term for option grants to 3 years for one group and 4 years for the other group from 1 year and 2.5 years, respectively. In determining the estimate, we considered several factors, including the historical option exercise behavior of our employees and the terms and vesting periods of the options granted. We shall continue to monitor the assumptions used to measure stock-based compensation.

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

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Revenues:
Subscription	99.5%	99.7%	99.5%	99.3%
Sales	0.5	0.3	0.5	0.7

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Subscription	57.8	60.8	57.1	60.9
Sales	0.2	0.2	0.2	0.4

Total cost of revenues	58.0	61.0	57.3	61.3

Gross profit	42.0	39.0	42.7	38.7
Operating expenses:
Fulfillment	11.9	10.7	11.4	10.8
Technology and development	4.7	4.6	4.8	4.6
Marketing	17.0	16.0	21.4	19.5
General and administrative	2.7	3.0	2.9	3.1
Stock-based compensation	3.5	2.0	3.9	2.4

Total operating expenses	39.8	36.3	44.4	40.4

Operating income (loss)	2.2	2.7	(1.7)	(1.7)
Other income (expense):
Interest and other income	0.2	0.8	0.4	0.7
Interest and other expense	—	—	—	—

Net income (loss) before income taxes	2.4	3.5	(1.3)	(1.0)
Provision for income taxes	—	—	—	—

Net income (loss)	2.4%	3.5%	(1.3)%	(1.0)%

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2005

Revenues

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2005	Percent Change	June 30, 2005	June 30, 2004	Percent Change
	(in thousands, except percentages and average monthly subscription revenue per paying subscriber)
Revenues:
Subscription	$119,710	$164,027	37.0%	$219,533	$316,473	44.2%
Sales	611	470	(23.1)%	1,158	2,164	86.9%

Total revenues	$120,321	$164,497	36.7%	$220,691	$318,637	44.4%

Average number of paying subscribers	1,933	2,998	55.1%	1,781	2,843	59.6%
Average monthly subscription revenue per paying subscriber	$20.64	$18.24	(11.7)%	$20.54	$18.55	(9.8)%

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably during each subscriber’s monthly subscription period. In addition, we generate a small portion of our revenues from the sale of previously-viewed DVDs and recognize such revenues when the DVDs are shipped.

The increase in our subscription revenues for the three months and six months ended June 30, 2005 in comparison with the same prior-year periods was primarily attributable to substantial growth in the average number of paying subscribers as summarized in the table above, offset in part by a decline in average monthly subscription revenue per paying subscriber. We believe the increase in the number of paying subscribers was driven primarily by increased consumer awareness of the benefits of online DVD rentals and continuing improvements in our service. The decline in the average monthly subscription revenue per paying subscriber was a result of the price decrease of our most popular service plan coupled with the increased promotion of our lower cost service plans. In June 2004, we increased the monthly subscription price of our most popular service plan from $19.95 to $21.99. However, effective November 2004, in response to the changing competitive landscape, we lowered the price to $17.99. In addition, we introduced new lower cost service plans in the second quarter of 2005. We expect the average revenue per paying subscriber to continue to decline as we promote our lower cost service plans.

Subscriber churn was 4.7 percent in the second quarter of 2005, down from 5.6 percent in the second quarter of 2004 and 5.0 percent in the first quarter of 2005. We believe the decline was primarily due to three factors:

•	The impact of pricing and the introduction of lower cost service plans. The reduction in the price of our standard subscription plan from $21.99 per month to $17.99 per month effective November 1, 2004 caused a decline in churn. Prior to that, in June 2004, we experienced an increase in churn when we increased the price of our standard subscription plan from $19.95 per month to $21.99 per month. Additionally, the introduction of lower cost service plans also resulted in a decline in churn.

•	As we grow, the ratio of new subscribers to total subscribers declines, leading to an increase in the average duration, or age, of the subscriber base. New subscribers are actually more likely to cancel their subscriptions than older subscribers, and therefore, an increase in subscriber age tends to lead to reductions in churn.

•	We continued to make improvements in a number of key areas, including increasing the in-stock rate and selection of titles as we expanded our DVD library and enhancing our Web site and recommendation service. We believe these improvements to our service increased subscriber satisfaction, which resulted in lower churn.

We face intense competition from Blockbuster as they continue with their aggressive pricing and heavy marketing spending to promote their online DVD rental service. If we are unable to compete effectively against Blockbuster and our other existing competitors as well as against potential new entrants into the online movie rental subscription business such as Amazon, in both retaining our existing subscribers and attracting new subscribers, our churn will likely increase and our business will be adversely affected.

The following table presents our ending subscriber information:

	As of
	June 30, 2004	June 30, 2005
	(in thousands, except percentages)
Free subscribers	69	87
As a percentage of total subscribers	3.3%	2.7%
Paid subscribers	2,024	3,109
As a percentage of total subscribers	96.7%	97.3%
Total Subscribers	2,093	3,196

Cost of Revenues

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2005	Percent Change	June 30, 2004	June 30, 2005	Percent Change
	(in thousands, except percentages)
Cost of revenues:
Subscription	$69,604	$99,957	43.6%	$126,048	$193,943	53.9%
Sales	184	354	92.4%	367	1,353	268.7%

Total cost of revenues	$69,788	$100,311	43.7%	$126,415	$195,296	54.5%

Cost of subscription revenues consists of revenue sharing expenses, amortization of our DVD library, amortization of intangible assets related to equity investments issued to studios, and postage and packaging expenses related to shipping titles to paying subscribers. Costs related to free-trial subscribers are allocated to marketing expenses. Cost of DVD sales include the net book value of the DVDs sold, shipping charges and, where applicable, a contractually specified percentage of the sales value for the DVDs that are subject to revenue share agreements.

The increase in cost of subscription revenues in absolute dollars for the three months ended June 30, 2005 in comparison with the same prior-year periods was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 52 percent, which was driven by a 55 percent increase in the number of average paying subscribers offset by with a slight decline in monthly movie rentals per average paying subscriber.

•	Postage and packaging expenses increased by $14.6 million, representing a 52 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers.

•	DVD amortization increased by $4.7 million, representing a 24 percent increase. This increase was primarily attributable to increased acquisitions for our DVD library partially offset by the impact in the current period of $3.4 million related to the change in estimate of useful life of our back-catalogue DVD library made in the third quarter of 2004.

•	Revenue sharing expenses increased by $11.2 million, representing a 52 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers coupled with an increase in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers. In addition, revenue sharing expenses were higher in the second quarter of 2005 due to a provision for the estimated shortfall on certain titles subject to minimum revenue sharing payments.

The increase in cost of subscription revenues for the six months ended June 30, 2005 in comparison with the same prior-year period was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 61 percent, which was driven by a 60 percent increase in the number of average paying subscribers coupled with a slight increase in monthly movie rentals per average paying subscriber.

•	Postage and packaging expenses increased by $31.7 million, representing a 61 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers.

•	DVD amortization increased by $8.8 million, representing a 24 percent increase. This increase was primarily attributable to increased acquisitions for our DVD library partially offset by the impact in the current period of $7.8 million related to the change in estimate of useful life of our back-catalogue DVD library made in the third quarter of 2004.

•	Revenue sharing expenses increased by $27.6 million, representing a 75 percent increase. This increase was primarily attributable to the increase in the number of average paying subscribers coupled with an increase in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers. In addition, revenue sharing expenses were higher in the six months ended June 30, 2005 due to a provision for the estimated shortfall on certain titles subject to minimum revenue sharing payments.

Gross Profit and Gross Margin

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
	(in thousands, except percentages)
Gross profit	$50,533	$64,186	$94,276	$123,341
Gross margin	42.0%	39.0%	42.7%	38.7%

The decline in gross margin for the three and six months ended June 30, 2005 as compared to the same prior-year periods was attributable to the decline in revenue per paid shipment as a result of the price decrease of our most popular service plan implemented in the fourth quarter of 2004, offset partially by the change in estimate related to the useful life of our back-catalogue DVD library. In addition, the gross margin for the six months ended June 30, 2004 was favorably impacted by certain credits received from studios resulting from amendments to revenue sharing agreements.

If movie rentals per average paying subscriber increases or if we see more shipments of DVDs subject to revenue share, additional erosion in our gross margin will occur.

Operating Expenses:

Fulfillment

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2005	Percent Change	June 30, 2004	June 30, 2005	Percent Change
	(in thousands, except percentages)
Fulfillment	$14,373	$17,560	22.2%	$25,163	$34,254	36.1%
As a percentage of revenues	11.9%	10.7%		11.4%	10.8%

The increase in fulfillment expenses in absolute dollars for the three and six months ended June 30, 2005 in comparison with the same prior-year periods was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our customer service and shipping centers, an increase in facility-related costs resulting from expansion of certain of our shipping centers and the addition of new ones, coupled with an increase in credit card fees as a result of the increase in subscriptions.

As a percentage of revenues, fulfillment expenses declined primarily due to the combination of an increasing revenue base and operational efficiencies, which reduced fulfillment costs per paid shipment by approximately 19 percent and 17 for the three and six months ended June 30, 2005 as compared to the same prior-year periods.

Technology and Development

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2005	Percent Change	June 30, 2004	June 30, 2005	Percent Change
	(in thousands, except percentages)
Technology and development	$5,652	$7,513	32.9%	$10,691	$14,668	37.2%
As a percentage of revenues	4.7%	4.6%		4.8%	4.6%

The increase in technology and development expenses in absolute dollars for the three and six months ended June 30, 2005 in comparison with the same prior-year periods was primarily the result of an increase in personnel-related costs. As a percentage of revenues, technology and development expenses decreased slightly primarily due to a greater increase in revenues than technology and development expenses.

We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience. Additionally, we are developing solutions for downloading movies to subscribers. As a result, we expect that our technology and development expenses will continue to increase in absolute dollars for the remainder of 2005.

Marketing

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2005	Percent Change	June 30, 2004	June 30, 2005	Percent Change
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$20,477	$26,338	28.6%	$47,170	$62,141	31.7%
As a percentage of revenues	17.0%	16.0%		21.4%	19.5%

Other data:
Gross subscriber additions	583	707	21.3%	1,343	1,652	23.0%
Subscriber acquisition cost	$35.12	$37.25	6.1%	$35.12	$37.62	7.1%

The increase in marketing expenses in absolute dollars for the three and six months ended June 30, 2005 in comparison with the same prior-year periods was primarily attributable to an increase in marketing program costs, primarily direct mail, radio, television and online advertising, to attract new subscribers and an increase in personnel-related costs in order to support the higher volume of marketing activities. However, the increase in marketing expenses was partially offset by a $0.7 million reduction in liability in the second quarter of 2005 due to the final settlement of certain marketing programs.

Subscriber acquisition cost increased for the three and six months ended June 30, 2005 in comparison with the same prior-year periods as a result of an increase in marketing program spending, primarily the introduction of direct mail, radio and television advertising as acquisition channels and increases in online advertising rates. As a percentage of revenues, marketing expenses decreased slightly primarily due to a greater increase in revenues than marketing expenses.

We anticipate that our marketing expense and subscriber acquisition cost will continue to increase for the remainder of 2005. The highly competitive landscape, including the continued promotion by Blockbuster of its online service, the potential entry of others into the online subscription rental business, could adversely impact our marketing expenditures as we seek to maintain and increase our market leadership.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2005	Percent Change	June 30, 2004	June 30, 2005	Percent Change
	(in thousands, except percentages)
General and administrative	$3,280	$4,898	49.3%	$6,416	$9,905	54.4%
As a percentage of revenues	2.7%	3.0%		2.9%	3.1%

General and administrative expenses consist of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as professional fees and other general corporate expenses.

The increase in general and administrative expenses in absolute dollars for the three and six months ended June 30, 2005 in comparison with the same prior-year periods was primarily attributable to an increase in legal costs related to ongoing legal proceedings as well as an increase in personnel-related costs, insurance costs and professional fees, to support our growing operations. As a percentage of revenues, the increase in general and administrative expenses was primarily due to a greater increase in general and administrative expenses than increase in revenues.

Stock-Based Compensation

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2005	Percent Change	June 30, 2004	June 30, 2005	Percent Change
	(in thousands, except percentages)
Stock-based compensation	$4,134	$3,423	(17.2)%	$8,569	$7,702	(10.1)%
As a percentage of revenues	3.5%	2.0%		3.9%	2.4%

The decrease in stock-based compensation expenses in absolute dollars and as a percentage of revenues for the three and six months ended June 30, 2005 in comparison with the same prior-year periods was primarily due to a change in assumptions used to estimate the value of stock options granted in the second quarter of 2005.

In light of recent guidance in SAB 107, we reevaluated the assumptions used to estimate the value of stock options granted in the second quarter of 2005. We determined that implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility. Therefore, we revised the volatility factor used to estimate the fair value of stock-based compensation awarded during the second quarter of 2005 to be based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Prior to the second quarter of 2005, we estimated future volatility based on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options.

For the purpose of determining the expected term assumption, we bifurcate our option grants into two employee groupings. Each grouping has exhibited different exercise behavior. In the second quarter of 2005, we refined our estimate of expected term for option grants from 1 year for one group and 2.5 years for the other group to 3 years and 4 years, respectively. In determining the estimate, we considered several factors, including the historical option exercise behavior of our employees and the terms and vesting periods of the options granted. We will continue to monitor the assumptions used to measure stock-based compensation expense.

Other Income (Expense):

Interest and Other Income

	Three Months Ended			Six Months Ended
	June 30, 2004	June 30, 2005	Percent Change	June 30, 2004	June 30, 2005	Percent Change
	(in thousands, except percentages)
Interest and other income	$304	$1,246	309.9%	$895	$2,297	156.6%
As a percentage of revenues	0.2%	0.8%		0.4%	0.7%

Interest and other income consists primarily of interest earned on our cash and cash equivalents, prior to the liquidation of our short-term investments during the second quarter of 2004. The increase in interest and other income for the three and six months ended June 30, 2005 in comparison with the same prior-year periods was primarily due to higher interest income earned on our cash and cash equivalents due to increased interest rates as well as higher average cash balances. Additionally, interest and other income in the second quarter of 2004 was lower due to the impact of the realized loss of $274 from the sale of our short-term investments.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, our initial public offering and net cash generated from operating activities. As of June 30, 2005, we had cash and cash equivalents of $171.0 million. We have generated net cash from operations during each quarter since the second quarter of 2001. In order to continue to generate cash from our operations, we must increase our revenues while controlling our operating expenses. Many factors will impact our ability to grow revenues including, but not limited to, the number of subscribers who sign up for our service, the growth or reduction in our subscriber base, and our ability to develop new revenue sources. In addition, we may have to lower our prices and increase our marketing expenses in response to the aggressive competition from Blockbuster and other potential entrants in the market. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

The following table summarizes our cash flow activities:

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Net cash provided by operating activities	$31,966	$36,494	$65,766	$65,937
Net cash provided by (used in) investing activities	19,103	(34,657)	(6,111)	(73,025)
Net cash provided by financing activities	2,187	3,313	3,895	3,599

For the three months ended June 30, 2005, net cash provided by operating activities increased $4.5 million in comparison with the same prior-year period. The increase was primarily attributable to the increase in net income, the increase in non-cash adjustments to net income, specifically the increase in the amortization of our DVD library as a result of increased purchases of titles, offset in part by the unfavorable impact of changes in working capital assets and liabilities. For the six months ended June 30, 2005, net cash provided by operating activities increased only slightly in comparison with the same prior-year period.

For the three and six months ended June 30, 2005, net cash used in investing activities decreased by $53.8 million and $66.9 million, respectively in comparison the same prior-year periods. The change was primarily attributable to the proceeds from the sale of our short-term investments in the second quarter of 2004 of $45.0 million and an increase in the acquisitions of titles for our library to support our larger subscriber base and increased purchases of property and equipment to support our growing operations.

For the three and six months ended June 30, 2005, net cash provided by financing activities increased $1.1 million and decreased by $0.3 million, respectively, in comparison with the same-prior year periods. The increase was primarily attributable to an increase in the proceeds from our issuance of common stock under our employee stock plans while the decrease was primarily due to lower proceeds from our issuance of common stock under our employee stock plans offset partially by a decrease in payments of our capital lease obligations.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees. This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (SAB 107) which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued Release 33-8568 delaying the effective date of SFAS 123(R), and as such the Company will be required to implement the provisions of SFAS No. 123(R) beginning January 1, 2006. The Company previously adopted the fair value recognition provisions of SFAS No. 123 in the second quarter of 2003, and restated prior periods at that time. Accordingly, we believe SFAS No. 123(R) will not have a material impact on our financial position or results of operations.

In March 2005, the FASB issued FIN 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 clarifies that an entity must record a liability for a “conditional” asset retirement obligation if the fair value of the obligation can be reasonably estimated. The provision is effective for no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections. SFAS 154 replaces APB Opinion No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle. SFAS 154 also requires that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for prospectively as a change in estimate, and correction of errors in previously issued financial statements should be termed a restatement. SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Although we will continue to evaluate the application of SFAS 154, we do not currently believe that the adoption of this standard will have a material impact on our financial position or results of operations.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal proceedings

From time to time, in the normal course of business, we are a party to litigation matters and claims, including claims relating to employee relations and business practices. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. Listed below are the material legal proceedings that have had a material development since our last periodic report.

Between July 22 and September 9, 2004, seven purported securities class action suits were filed in the United States District Court for the Northern District of California against us and, in the aggregate, Reed Hastings, W. Barry McCarthy, Jr., and Leslie J. Kilgore. These class action suits were consolidated in January 2005, and a consolidated complaint was filed on February 24, 2005. The complaint alleges violations of certain federal securities laws, seeking unspecified damages on behalf of a class of purchasers of our common stock between October 1, 2003 and October 14, 2004. The plaintiffs allege that we made false and misleading statements and omissions of material facts based on our disclosure regarding churn and delivery speed, claiming alleged violations by each named defendant of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and alleged violations by certain of our officers of Section 20A of Securities Exchange Act of 1934. On June 28, 2005, the Court dismissed the action with leave to amend.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Use of Proceeds:

We continue to maintain approximately $72.0 million of the net proceeds from our initial public offering in May 2002 in cash and cash equivalents.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 11, 2005. The following two proposals were adopted:

Proposal One:

Election of two Class III directors to hold office until the 2008 Annual Meeting of Stockholders:

	Number of Shares
Nominees	For	Withheld
Jay Hoag	50,851,075	448,605
Reed Hastings	50,866,826	432,854

In addition, the following individuals continued to be directors following the Annual Meeting of Stockholders: Richard Barton, Timothy Haley, Michael Schuh and A. Robert Pisano. Subsequent to the Annual Meeting of Stockholders, as disclosed in our current report on Form 8-K filed with the Securities and Exchange Commission on June 13, 2005, the Board appointed Gregory S. Stanger and A. George “Skip” Battle as members of the Board.

Proposal Two:

Ratification of the appointment of KPMG LLP as independent auditors for the year ending December 31, 2005:

Number of Shares
For	Against	Abstain	Broker Non-Votes
51,127,607	89,793	82,280	0

Item 6. Exhibits

(a) Exhibits:

				Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1		Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2		Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.2	August 2, 2004

4.1		Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1		Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2		2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3		Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4		2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5		Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6		Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7		Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8		Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002

10.9		Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10		Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11	**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12	**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13		Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002

10.14		Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15		Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.16		Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.17		Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

**	Confidential treatment granted on portions of these exhibits.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: August 5, 2005	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer

Dated: August 5, 2005	By:	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

				Incorporated by Reference
Exhibit Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1		Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2		Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.2	August 2, 2004

4.1		Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1		Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2		2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3		Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4		2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5		Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6		Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7		Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8		Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002

10.9		Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10		Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11	**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12	**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13		Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002

10.14		Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15		Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.16		Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.17		Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

**	Confidential treatment granted on portions of these exhibits.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.