Form 10-Q
period 2005-09-30
NETFLIX INC
filed 2005-11-09
CIK 1065280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

As of November 1, 2005, there were 54,374,037 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Revenues:
Subscription	$140,414	$172,740	$359,947	$489,213
Sales	1,230	1,577	2,388	3,741

Total revenues	141,644	174,317	362,335	492,954
Cost of revenues:
Subscription	71,130	97,878	197,178	291,821
Sales	471	1,189	838	2,542

Total cost of revenues	71,601	99,067	198,016	294,363

Gross profit	70,043	75,250	164,319	198,591
Operating expenses:
Fulfillment*	15,013	17,544	40,176	51,798
Technology and development*	6,325	8,006	17,016	22,674
Marketing*	22,525	32,867	69,695	95,008
General and administrative*	4,122	8,020	10,538	17,925
Stock-based compensation	3,660	3,293	12,229	10,995

Total operating expenses	51,645	69,730	149,654	198,400

Operating income	18,398	5,520	14,665	191
Other income (expense):
Interest and other income	579	1,491	1,474	3,788
Interest and other expense	(52)	(13)	(113)	(54)

Net income before income taxes	18,925	6,998	16,026	3,925
Provision for income taxes	—	52	—	109

Net income	$18,925	$6,946	$16,026	$3,816

Net income per share:
Basic	$.36	$.13	$.31	$.07

Diluted	$.29	$.11	$.25	$.06

Weighted-average common shares outstanding:
Basic	52,211	53,693	51,798	53,237

Diluted	64,449	66,012	64,797	64,928

*Amortization of stock-based compensation not included in expense line items:
Fulfillment	$317	$227	$1,293	$1,000
Technology and development	1,672	949	5,164	3,495
Marketing	516	596	1,662	1,963
General and administrative	1,155	1,521	4,110	4,537

Total stock-based compensation	$3,660	$3,293	$12,229	$10,995

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	December 31, 2004	September 30, 2005
Assets
Current assets:
Cash and cash equivalents	$174,461	$181,886
Prepaid expenses	2,741	2,918
Prepaid revenue sharing expenses	4,695	3,710
Other current assets	5,449	3,404

Total current assets	187,346	191,918
DVD library, net	42,158	52,735
Intangible assets, net	961	469
Property and equipment, net	18,728	30,415
Deposits	1,600	1,568
Other assets	1,000	1,197

Total assets	$251,793	$278,302

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,775	$43,951
Accrued expenses	13,131	20,404
Deferred revenue	31,936	34,400
Current portion of capital lease obligations	68	—

Total current liabilities	94,910	98,755
Deferred rent	600	875

Total liabilities	95,510	99,630
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2004 and September 30, 2005; 52,732,025 and 53,961,946 issued and outstanding at December 31, 2004 and September 30, 2005, respectively	53	54
Additional paid-in capital	292,843	308,123
Deferred stock-based compensation	(4,693)	(1,401)
Accumulated other comprehensive loss	(222)	(222)
Accumulated deficit	(131,698)	(127,882)

Total stockholders’ equity	156,283	178,672

Total liabilities and stockholders’ equity	$251,793	$278,302

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Cash flows from operating activities:
Net income	$18,925	$6,946	$16,026	$3,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,569	2,424	4,144	6,518
Amortization of DVD library	20,450	24,477	59,718	72,035
Amortization of intangible assets	453	139	1,533	973
Stock-based compensation expense	3,660	3,293	12,229	10,995
Stock option income tax benefits	—	12	—	12
Loss on disposal of short-term investments	—	—	274	—
Gain on disposal of DVDs	(941)	(819)	(1,732)	(2,156)
Non-cash interest expense	11	—	33	11
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,478)	1,401	(5,000)	2,853
Accounts payable	5,116	(12,260)	15,014	(5,824)
Accrued expenses	1,988	6,702	4,215	7,273
Deferred revenue	1,407	903	8,334	2,464
Deferred rent	108	90	246	275

Net cash provided by operating activities	49,268	33,308	115,034	99,245

Cash flows from investing activities:
Purchases of short-term investments	—	—	(586)	—
Proceeds from sale of short-term investments	—	—	45,013	—
Purchases of property and equipment	(4,165)	(5,429)	(8,021)	(18,205)
Acquisition of intangible asset	—	(481)	—	(481)
Acquisitions of DVD library	(31,986)	(21,939)	(79,639)	(84,197)
Proceeds from sale of DVDs	1,230	1,577	2,388	3,741
Deposits and other assets	(206)	(10)	(393)	(165)

Net cash used in investing activities	(35,127)	(26,282)	(41,238)	(99,307)

Cash flows from financing activities:
Proceeds from issuance of common stock	373	3,888	4,497	7,566
Principal payments on notes payable and capital lease obligations	(100)	—	(329)	(79)

Net cash provided by financing activities	273	3,888	4,168	7,487

Effect of exchange rate changes on cash and cash equivalents	(44)	—	(44)	—
Net increase in cash and cash equivalents	14,370	10,914	77,920	7,425
Cash and cash equivalents, beginning of period	153,444	170,972	89,894	174,461

Cash and cash equivalents, end of period	$167,814	$181,886	$167,814	$181,886

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

(In thousands, except shares, per share data and percentages)

1. Basis of Presentation and Summary of Significant Accounting Policies

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

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands, except shares, per share data and percentages)

Restricted Cash

As of September 30, 2005, other assets included restricted cash of $1,000 related to a workers’ compensation insurance deposit.

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

2. Recent Accounting Pronouncements

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

In September 2005, the Emerging Issues Task Force (“EITF”) issued EIF 05-06, “Determining the Amortization Period for Leasehold Improvements after Lease Inception or Acquired in a Business Combination”. EITF 05-06 requires that leasehold improvements acquired in a business combination be capitalized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-06 also requires leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of Statement 13, “Accounting for Leases”) at the date the leasehold improvements are purchased. EITF 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Early adoption of the consensus is permitted in periods for which financial statements have not been issued. The Company does not expect the adoption of EITF 05-06 will have a material effect on its financial position or results of operations.

3. DVD Library

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

Prior to July 1, 2004, the Company amortized the cost of its entire DVD library, including the capitalized portion of the initial fixed license fee, on a “sum-of-the-months” accelerated basis over one year. However, based on a periodic evaluation of both new release and back-catalogue utilization for amortization purposes, the Company determined that back-catalogue titles have a significantly longer life than previously estimated. As a result, the Company revised the estimate of useful life for the back-catalogue DVD library from a “sum of the months” accelerated method using a one-year life to the same accelerated method of amortization using a three-year life. The purpose of this change was to more accurately reflect the productive life of these assets. In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2004. New releases will continue to be amortized over a one year period. As a result of the change in the estimated life of the back-catalogue library, total cost of revenues was $7.8 million lower, net income was $7.8 million higher and net income per share was $0.13 higher for the nine months ended September 30, 2005.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands, except shares, per share data and percentages)

In addition, in the third quarter of 2004, the Company determined that it was selling fewer previously rented DVDs than estimated but at an average selling price higher than historically estimated. The Company therefore revised its estimate of salvage values, on direct purchase DVDs. For those direct purchase DVDs that the Company estimates it will sell at the end of their useful lives, a salvage value of $3.00 per DVD has been provided effective July 1, 2004. For those DVDs that the Company does not expect to sell, no salvage value is provided. Simultaneously with the change in accounting estimate of expected salvage values the Company recorded a write-off of approximately $1.9 million related to non-recoverable salvage value in the third quarter of 2004.

DVD library also includes capitalized film costs in accordance with Statement of Position 00-2 (“SOP 00-2”) Accounting by Producers or Distributors of Films. Capitalized film costs include costs to develop and produce movies, which primarily consist of concept development, pre-production and production. Capitalized film costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Once a film is released, capitalized film production costs shall be amortized in the proportion that the revenue during the period for each film bears to the estimated revenue to be received from all sources under the individual-film-forecast method as defined in SOP 00-2. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed. As of September 30, 2005, no film costs had been amortized.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands, except shares, per share data and percentages)

DVD library and accumulated amortization are as follows:

	As of
	December 31, 2004	September 30, 2005
DVD library, gross	$198,216	$277,216
Less accumulated amortization	(156,058)	(224,481)

DVD library, net	$42,158	$52,735

4. Intangible Assets

Intangible assets and accumulated amortization consists of the following:

	As of December 31, 2004			As of September 30, 2005
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Studio intangible assets	$11,528	$(10,567)	$961	$11,528	$(11,528)	$—
Strategic marketing alliance intangible assets	416	(416)	—	416	(416)	—
Patents	—	—	—	481	(12)	469

Total	$11,944	$(10,983)	$961	$12,425	$(11,956)	$469

In the third quarter of 2005, the Company capitalized $481 related to certain technology patents acquired. The capitalized patents are being amortized to ‘Technology and Development’ in the Condensed Consolidated Statements of Operations over the remaining life of the patents, the last of which expires in September 2015.

5. Stock-Based Compensation

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

The fair value of options granted was estimated at the date of grant using the Black-Scholes pricing model with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Dividend yield	0%	0%	0%	0%
Expected volatility	76% - 83%	46%	65% - 83%	45% - 85%
Risk-free interest rate	2.08% - 2.85%	3.89% - 3.93%	1.47% - 2.85%	2.85% - 3.93%
Expected life (in years)	1.0 - 2.5	3.0 - 4.0	1.0 - 2.5	1.0 - 4.0

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands, except shares, per share data and percentages)

In light of recent guidance in SAB 107, the Company reevaluated the assumptions used to estimate the value of stock options granted in the second quarter of 2005. The Company revised the volatility factor used to estimate the fair value of stock-based compensation awarded beginning in second quarter of 2005 to be based on a blend of historical volatility of its common stock and implied volatility of tradable forward call options to purchase shares of its common stock. Prior to the second quarter of 2005, the Company estimated future volatility based on historical volatility of its common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options.

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

6. Income Taxes

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

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements- Continued

(In thousands, except shares, per share data and percentages)

7. Net Income Per Share

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Weighted-average shares - basic	52,211,000	53,693,000	51,798,000	53,237,000
Effect of dilutive potential common shares:
Warrants	8,426,000	8,443,000	8,663,000	8,204,000
Employee stock options	3,812,000	3,876,000	4,336,000	3,487,000

Weighted-average shares - diluted	64,449,000	66,012,000	64,797,000	64,928,000

For the three months ended September 30, 2004 and 2005, and for the nine months ended September 30, 2004 and 2005, employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. No outstanding warrants were excluded from the diluted calculation as their exercise prices were lower than the average market price of the common stock for all periods presented. The following table summarizes the outstanding potential common shares excluded from the diluted calculation (rounded to the nearest thousand):

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Employee stock options	872,000	773,000	515,000	1,244,000

8. Comprehensive Income

The Company’s comprehensive income consists of net income, foreign currency translation adjustments and net unrealized gains (losses) on available-for-sale investments. The balance in accumulated other comprehensive income consists of foreign currency translation adjustments. During the second quarter of 2004, the Company liquidated all of its available-for-sale investments.

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Net income	$18,925	$6,946	$16,026	$3,816
Other comprehensive income (loss):
Net unrealized losses on available-for-sale investments	—	—	(870)	—
Add: reclassification adjustment for losses realized in net income	—	—	274	—
Foreign currency translation adjustments	(44)	—	(44)	—

Comprehensive income	$18,881	$6,946	$15,386	$3,816

9. Legal Proceedings

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

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements - Continued

(In thousands, except shares, per share data and percentages)

Between July 22 and September 9, 2004, seven purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company and, in the aggregate, Reed Hastings, W. Barry McCarthy, Jr., and Leslie J. Kilgore. These class action suits were consolidated in January 2005, and a consolidated complaint was filed on February 24, 2005. The complaint alleges violations of certain federal securities laws, seeking unspecified damages on behalf of a class of purchasers of our common stock between October 1, 2003 and October 14, 2004. The plaintiffs allege that the Company made false and misleading statements and omissions of material facts based on its disclosure regarding churn and delivery speed, claiming alleged violations by each named defendant of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and alleged violations by certain of its officers of Section 20A of Securities Exchange Act of 1934. On June 28, 2005, the Court dismissed the action with leave to amend. Plaintiffs did so amend, and the Company filed a motion to dismiss the amended complaint. A hearing on the motion to dismiss is scheduled for November 17, 2005.

On September 14, 2004, BTG International Inc. filed suit against the Company and other, unaffiliated companies in the United States District Court for the District of Delaware. The complaint alleged that the Company infringed U.S. Patent No. 5,717,860 entitled “Method and Apparatus for Tracking the Navigation Path of a User on the World Wide Web.” The complaint also alleged infringement of another patent by certain of the other named defendants, not including the Company.

On August 12, 2005, the Company entered into a settlement agreement and patent license agreement to settle all patent litigation with BTG and certain other parties. The action was dismissed with prejudice on August 12, 2005.

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, breach of contract as well as claims relating to the Company’s statements regarding DVD delivery times. On September 22, 2005, the Company agreed to a tentative settlement which remains subject to final court approval. The court granted preliminary approval on October 27, 2005 and a hearing for final approval is scheduled for January 18, 2006. Under the terms of the proposed settlement, Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were a member on October 19, 2005 are eligible to receive a free one-month upgrade in service level and Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were not a member on October 19, 2005 are eligible to receive a free one-month Netflix membership of either the 1, 2 or 3 DVDs at-a-time unlimited program. The Company has also agreed to pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $2,530. The Company estimates the total cost of the settlement will be approximately $3,980 with the actual cost dependent upon many unknown factors such as the number of current and former Netflix subscribers who will claim the settlement benefit. In accordance with SFAS No. 5, Accounting for Contingencies, we have recorded a charge against earnings in General and administrative expenses of $3,980 associated with the legal fees and the free one month membership to former subscribers in the third quarter of 2005. The charge for the free one month upgrade to the next level program for existing subscribers will be recorded as a reduction of revenues in future periods when the subscribers utilize the upgrade. The Company also recorded an insurance receivable of $800 in the third quarter of 2005, representing the portion of legal fees to be reimbursed by the Company’s insurer. The Company denies any wrongdoing or liability. There can be no assurance that failure to approve the settlement will not have a material adverse effect on the Company.

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

10. Intellectual Property Indemnification Obligations

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding our business growth, operating expenses, churn, gross margin and liquidity. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included as part of our 2004 annual report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2005.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q or to explain why actual results differ.

Overview

Our Business

We are the largest online movie rental subscription service providing more than 3,500,000 subscribers access to a comprehensive library of more than 50,000 movie, television and other filmed entertainment titles. Our most popular subscription plan allows subscribers to have up to three titles out at the same time with no due dates, late fees or shipping charges for $17.99 per month. In addition, we offer a number of other subscription plans to accommodate a variety of movie watching preferences. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a title has been returned, we mail the next available title in a subscriber’s queue. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

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

We derive substantially all of our revenues from monthly subscription fees. In the third quarter of 2005, we continued to show strong growth in our subscription base and subscription revenues. However, despite our overall revenue growth, net income was lower in the third quarter of 2005 as compared to 2004 as a result of having lowered the subscription price of our most popular service plan in the fourth quarter of 2004 while increasing marketing spending as well as due to the accrual of the estimated settlement costs of the Chavez vs. Netflix, Inc. lawsuit.

In the third quarter, Blockbuster raised the subscription price of its 3-out monthly subscription plan by $3.00 to $17.99 per month and indicated it was pushing out its 2 million subscriber target to sometime in 2006. It remains possible that other potential entrants, such as Amazon.com, will offer competing services, either directly or in conjunction with others or that Blockbuster will gain more traction in its current business. In light of the estimated costs a competitor would incur to effectively compete with us as well as our existing market leadership and low cost operating structure, we consider the emergence of new direct competition less likely than a year ago. We continue to focus on retaining our leadership position and growing our business.

We continue to focus on the two new revenue initiatives launched in the second quarter of 2005: retail sales of previously-viewed DVDs and our Ad Sales program. We also continue to invest resources to develop solutions for downloading movies to consumers. Our core strategy has been and remains to grow a large DVD subscription business; However, as technology and infrastructure develop to allow effective and convenient delivery of movies over the Internet and when meaningful content becomes available, we intend to offer our subscribers the choice of receiving their movies on DVD or by downloading, whichever they prefer.

Key Business Metrics

Management periodically reviews certain key business metrics in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The key business metrics include the following:

•	Churn: Churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber additions, then divided by three months. Management reviews this metric to evaluate whether we are retaining our existing subscribers in accordance with our business plans.

•	Subscriber Acquisition Cost: Subscriber acquisition cost is defined as total marketing expense divided by total gross subscriber additions. Management reviews this metric to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis.

•	Gross Margin: Management reviews gross margin in conjunction with churn and subscriber acquisition cost as a measure of operating efficiency.

Management believes it is useful to monitor these metrics together and not individually as it does not make business decisions based upon any single metric. Please see “Results of Operations” below for further discussion on these key business metrics.

Critical Accounting Policies and Estimates

Other than the change in estimates used to determine stock-based compensation expense, there have been no significant changes during the nine months ended September 30, 2005 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2004.

Stock-Based Compensation

We account for stock-based compensation expenses in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123. We use the Black-Scholes option-pricing model which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be materially impacted. In light of recent guidance in Staff Accounting Bulletin No. 107 (“SAB 107”), we reevaluated the assumptions used to estimate the value of stock options beginning in the second quarter of 2005.

•	Expected volatility: We determined that implied volatility of publicly traded options in our common stock is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. Therefore, we revised the volatility factor used to estimate the fair value of stock-based compensation awards beginning in the second quarter of 2005 to be based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Prior to the second quarter of 2005, we estimated future volatility based on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options.

•	Expected Term: Prior to the third quarter of 2003, we granted stock options, which generally vest over three to four-year periods. Since the third quarter of 2003, we began granting fully vested stock options to our employees on a monthly basis. As a result, we changed the expected life from 3.5 years to 1.5 years. In the second quarter of 2004, we revised our estimate of expected life based on our review of historical patterns for exercises of stock options. We bifurcated our option grants into two employee groupings who exhibited different exercise behavior and changed the estimate of the expected life from 1.5 years for all option grants in the first quarter of 2004 to 1 year for one group and 2.5 years for the other group beginning in the second quarter of 2004. In the second quarter of 2005, we further refined our estimate of expected term for option grants to 3 years for one group and 4 years for the other group from 1 year and 2.5 years, respectively. In determining the estimate, we considered several factors, including the historical option exercise behavior of our employees and the terms and vesting periods of the options granted. We shall continue to monitor the assumptions used to measure stock-based compensation.

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

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Revenues:
Subscription	99.1%	99.1%	99.3%	99.2%
Sales	0.9	0.9	0.7	0.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Subscription	50.2	56.1	54.4	59.2
Sales	0.3	0.7	0.2	0.5

Total cost of revenues	50.5	56.8	54.6	59.7

Gross profit	49.5	43.2	45.4	40.3
Operating expenses:
Fulfillment	10.6	10.1	11.1	10.5
Technology and development	4.5	4.6	4.7	4.6
Marketing	15.9	18.9	19.2	19.3
General and administrative	2.9	4.6	2.9	3.6
Stock-based compensation	2.6	1.8	3.4	2.2

Total operating expenses	36.5	40.0	41.3	40.2

Operating income	13.0	3.2	4.1	0.1
Other income (expense):
Interest and other income	0.4	0.8	0.3	0.7
Interest and other expense	—	—	—	—

Net income before income taxes	13.4	4.0	4.4	0.8
Provision for income taxes	—	—	—	—

Net income	13.4%	4.0%	4.4%	0.8%

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2005

Revenues

	Three Months Ended			Nine Months Ended
	September 30, 2004	September 30, 2005	Percent Change	September 30, 2004	September 30, 2005	Percent Change
	(in thousands, except percentages and average monthly subscription revenue per paying subscriber)
Revenues:
Subscription	$140,414	$172,740	23.0%	$359,947	$489,213	35.9%
Sales	1,230	1,577	28.2%	2,388	3,741	56.7%

Total revenues	$141,644	$174,317	23.1%	$362,335	$492,954	36.0%

Average number of paying subscribers	2,080	3,266	57.0%	1,881	2,984	58.6%
Average monthly subscription revenue per paying subscriber	$22.50	$17.63	(21.6)%	$21.26	$18.22	(14.3)%

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably during each subscriber’s monthly subscription period. In addition, we generate a small portion of our revenues from the sale of previously-viewed DVDs and recognize such revenues when the DVDs are shipped.

The increase in our subscription revenues for the three months and nine months ended September 30, 2005 in comparison with the same prior-year periods was primarily attributable to substantial growth in the average number of paying subscribers as summarized in the table above, offset in part by a decline in average monthly subscription revenue per paying subscriber. We believe the increase in the number of paying subscribers was driven primarily by increased consumer awareness of the benefits of online DVD rentals and continuing improvements in our service. The decline in the average monthly subscription revenue per paying subscriber was a result of the price decrease of our most popular subscription plan coupled with the increased promotion of our lower cost subscription plans. In June 2004, we increased the monthly subscription price of our most popular subscription plan from $19.95 to $21.99. However, effective November 2004, in response to the changing competitive landscape, we lowered the price to $17.99. In addition, we introduced new lower cost subscription plans in the second quarter of 2005. We expect the average revenue per paying subscriber to continue to decline as we promote our lower cost subscription plans.

Subscriber churn was 4.3 percent in the third quarter of 2005, down from 5.6 percent in the third quarter of 2004 and 4.7 percent in the second quarter of 2005. We believe the decline was primarily due to the following factors:

•	The impact of pricing and the introduction of lower cost subscription plans. The reduction in the price of our most popular subscription plan from $21.99 per month to $17.99 per month effective November 1, 2004 caused a decline in churn. Additionally, the introduction of lower cost subscription plans also contributed to the decline in churn.

•	Aging subscriber base. As we grow, the ratio of new subscribers to total subscribers declines, leading to an increase in the average duration, or age, of the subscriber base. New subscribers are actually more likely to cancel their subscriptions than older subscribers, and therefore, an increase in subscriber age helps overall reductions in churn.

•	Service improvements. We continued to make improvements in a number of key areas, including increasing the selection of titles as we expanded our DVD library and enhancing our Web site and recommendation service. We believe these improvements to our service increased subscriber satisfaction, which resulted in lower churn.

If we are unable to compete effectively against Blockbuster and our other existing competitors as well as against potential new entrants into the online movie rental subscription business such as Amazon, in both retaining our existing subscribers and attracting new subscribers, our churn will likely increase and our business will be adversely affected.

The following table presents our ending subscriber information:

	As of
	September 30, 2004	September 30, 2005
	(in thousands, except percentages)
Free subscribers	94	169
As a percentage of total subscribers	4.2%	4.7%
Paid subscribers	2,135	3,423
As a percentage of total subscribers	95.8%	95.3%
Total Subscribers	2,229	3,592

Cost of Revenues

	Three Months Ended			Nine Months Ended
	September 30, 2004	September 30, 2005	Percent Change	September 30, 2004	September 30, 2005	Percent Change
	(in thousands, except percentages)
Cost of revenues:
Subscription	$71,130	$97,878	37.6%	$197,178	$291,821	48.0%
Sales	471	1,189	152.4%	838	2,542	203.3%

Total cost of revenues	$71,601	$99,067	38.4%	$198,016	$294,363	48.7%

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

The increase in cost of subscription revenues in absolute dollars for the three months ended September 30, 2005 in comparison with the same prior-year period was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 47 percent, which was driven by a 57 percent increase in the number of average paying subscribers offset by a slight decline in monthly movie rentals per average paying subscriber.

•	Postage and packaging expenses increased by 46 percent primarily due to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers.

•	DVD amortization increased by 21 percent primarily due to increased acquisitions for our DVD library.

•	Revenue sharing expenses increased by 43 percent primarily due to the increase in the number of average paying subscribers coupled with an increase in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers partially offset by a decrease in revenue share cost per paid shipment.

The increase in cost of subscription revenues for the nine months ended September 30, 2005 in comparison with the same prior-year period was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 56 percent, which was driven by a 59 percent increase in the number of average paying subscribers offset by a slight decline in monthly movie rentals per average paying subscriber.

•	Postage and packaging expenses increased by 56 percent. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers.

•	DVD amortization increased by 23 percent primarily due to increased acquisitions for our DVD library partially offset by the impact in the current period of $7.8 million related to the change in estimate of useful life of our back-catalogue DVD library made in the third quarter of 2004.

•	Revenue sharing expenses increased by 63 percent. This increase was primarily attributable to the increase in the number of average paying subscribers coupled with an increase in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers. In addition, revenue sharing expenses were higher in the nine months ended September 30, 2005 due to a provision for the estimated shortfall on certain titles subject to minimum revenue sharing payments.

Gross Profit and Gross Margin

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
	(in thousands, except percentages)
Gross profit	$70,043	$75,250	$164,319	$198,591
Gross margin	49.5%	43.2%	45.4%	40.3%

The decline in gross margin for the three and nine months ended September 30, 2005 as compared to the same prior-year periods was attributable to the decline in revenue per paid shipment as a result of the price decrease of our most popular service plan implemented in the fourth quarter of 2004, offset partially by the change in estimate related to the useful life of our back-catalogue DVD library. In addition, the gross margin for the nine months ended September 30, 2004 was favorably impacted by certain credits received from studios resulting from amendments to revenue sharing agreements.

If movie rentals per average paying subscriber increases or if we see more shipments of DVDs subject to revenue share, additional erosion in our gross margin will occur. Additionally, the anticipated increases in postage rates may adversely affect our gross margin.

Operating Expenses:

Fulfillment

	Three Months Ended			Nine Months Ended
	September 30, 2004	September 30, 2005	Percent Change	September 30, 2004	September 30, 2005	Percent Change
	(in thousands, except percentages)
Fulfillment	$15,013	$17,544	16.9%	$40,176	$51,798	28.9%
As a percentage of revenues	10.6%	10.1%		11.1%	10.5%

The increase in fulfillment expenses in absolute dollars for the three and nine months ended September 30, 2005 in comparison with the same prior-year periods was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our customer service and shipping centers, an increase in facility-related costs resulting from expansion of certain of our shipping centers and the addition of new ones, coupled with an increase in credit card fees as a result of the increase in subscriptions.

As a percentage of revenues, fulfillment expenses declined primarily due to the combination of an increasing revenue base and operational efficiencies, which reduced fulfillment costs per paid shipment by approximately 19 percent and 17 percent for the three and nine months ended September 30, 2005 as compared to the same prior-year periods.

Technology and Development

	Three Months Ended			Nine Months Ended
	September 30, 2004	September 30, 2005	Percent Change	September 30, 2004	September 30, 2005	Percent Change
	(in thousands, except percentages)
Technology and development	$6,325	$8,006	26.6%	$17,016	$22,674	33.3%
As a percentage of revenues	4.5%	4.6%		4.7%	4.6%

The increase in technology and development expenses in absolute dollars for the three and nine months ended September 30, 2005 in comparison with the same prior-year periods was primarily the result of an increase in personnel-related costs. As a percentage of revenues, technology and development expenses increased slightly in the three months ended September 30, 2005 in comparison with the same prior-year period due to greater increase in technology and development expenses than revenues. Conversely, technology and development expenses as a percentage of revenues decreased slightly in the nine months ended September 30, 2005 in comparison with the same prior-year period primarily due to a greater increase in revenues than technology and development expenses.

We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience. Additionally, we are continuing to develop solutions for downloading movies to subscribers. As a result, we expect that our technology and development expenses will continue to increase in absolute dollars for the remainder of 2005.

Marketing

	Three Months Ended			Nine Months Ended
	September 30, 2004	September 30, 2005	Percent Change	September 30, 2004	September 30, 2005	Percent Change
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$22,525	$32,867	45.9%	$69,695	$95,008	36.3%
As a percentage of revenues	15.9%	18.9%		19.2%	19.3%

Other data:
Gross subscriber additions	590	921	56.1%	1,933	2,573	33.1%
Subscriber acquisition cost	$38.18	$35.69	(6.5)%	$36.06	$36.92	2.4%

The increase in marketing expenses in absolute dollars for the three months ended September 30, 2005 in comparison with the same prior-year period was primarily attributable to an increase in marketing program costs, primarily direct mail, radio, television and online advertising, to attract new subscribers. The increase in marketing expenses in absolute dollars for the nine months ended September 30, 2005 in comparison with the same prior-year period was primarily attributable to an increase in marketing program costs to attract new subscribers coupled with a slight increase in personnel-related costs in order to support the higher volume of marketing activities. However, the increase in marketing expenses for the nine months ended September 2005 was partially offset by a $1.5 million reduction in liability due to the final settlement of certain marketing programs.

Subscriber acquisition cost decreased for the three months ended September 30, 2005 in comparison with the same prior-year period. This decrease was primarily due to increased effectiveness of our marketing programs coupled with a decrease in cost of providing free trials associated with our new lower priced plans. Additionally, subscriber acquisition cost for the third quarter of 2004 was negatively impacted as we prepared to launch our subscription service in the U.K. Subscriber acquisition cost increased slightly for the nine months ended September 30, 2005 in comparison with the same prior-year period due to an increase in marketing program spending. As a percentage of revenues, marketing expenses increased slightly for the three and nine months ended September 30, 2005 as compared to the same prior-year periods primarily due to a greater increase in marketing expenses than revenues.

We anticipate that our marketing expense will continue to increase for the remainder of 2005. Management plans to operate its marketing programs within the context of overall Company expense goals, which may cause subscriber acquisition cost to fluctuate based on the effectiveness of such marketing programs. In previous quarters, management had operated using a subscriber acquisition cost range and consequently total marketing expenses fluctuated based on gross subscriber additions. The competitive landscape, including the continued offering by Blockbuster of its online service, the potential entry of others into the online subscription rental business, could adversely impact our marketing expenditures as we seek to maintain and increase our market leadership.

General and Administrative

	Three Months Ended			Nine Months Ended
	September 30, 2004	September 30, 2005	Percent Change	September 30, 2004	September 30, 2005	Percent Change
	(in thousands, except percentages)
General and administrative	$4,122	$8,020	94.6%	$10,538	$17,925	70.1%
As a percentage of revenues	2.9%	4.6%		2.9%	3.6%

General and administrative expenses consist of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as professional fees and other general corporate expenses.

The increase in general and administrative expenses in absolute dollars for the three and nine months ended September 30, 2005 in comparison with the same prior-year periods was primarily attributable to an increase in legal costs in the quarter of $3.2 million (net of expected insurance proceeds of $0.8 million) related to the accrual of the proposed settlement costs of Chavez vs. Netflix, Inc. lawsuit, costs of ongoing legal proceedings as well as an increase in personnel-related costs, insurance costs and professional fees, to support our growing operations. As a percentage of revenues, the increase in general and administrative expenses was primarily due to a greater increase in general and administrative expenses than increase in revenues.

Stock-Based Compensation

	Three Months Ended			Nine Months Ended
	September 30, 2004	September 30, 2005	Percent Change	September 30, 2004	September 30, 2005	Percent Change
	(in thousands, except percentages)
Stock-based compensation	$3,660	$3,293	(10.0)%	$12,229	$10,995	(10.1)%
As a percentage of revenues	2.6%	1.8%		3.4%	2.2%

The decrease in stock-based compensation expenses in absolute dollars and as a percentage of revenues for the three and nine months ended September 30, 2005 in comparison with the same prior-year periods was primarily due to a change in assumptions used to estimate the value of stock options granted in the second and third quarters of 2005.

In light of recent guidance in SAB 107, we reevaluated the assumptions used to estimate the value of stock options granted in the second quarter of 2005. We determined that implied volatility is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility. Therefore, we revised the volatility factor used to estimate the fair value of stock-based compensation awarded during the second and third quarters of 2005 to be based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Prior to the second quarter of 2005, we estimated future volatility based on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options.

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

Other Income (Expense):

Interest and Other Income

	Three Months Ended			Nine Months Ended
	September 30, 2004	September 30, 2005	Percent Change	September 30, 2004	September 30, 2005	Percent Change
	(in thousands, except percentages)
Interest and other income	$579	$1,491	157.5%	$1,474	$3,788	157.0%
As a percentage of revenues	0.3%	0.8%		0.4%	0.8%

Interest and other income consists primarily of interest earned on our cash and cash equivalents, prior to the liquidation of our short-term investments during the second quarter of 2004. The increase in interest and other income for the three and nine months ended September 30, 2005 in comparison with the same prior-year periods was primarily due to higher interest income earned on our cash and cash equivalents due to increased interest rates as well as higher average cash balances. Additionally, interest and other income in the nine months ended September 30, 2004 was lower due to the impact of the realized loss of $274,000 from the sale of our short-term investments.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, our initial public offering and net cash generated from operating activities. As of September 30, 2005, we had cash and cash equivalents of $181.9 million. We have generated net cash from operations during each quarter since the second quarter of 2001. In order to continue to generate cash from our operations, we must increase our revenues while controlling our operating expenses. Many factors will impact our ability to grow revenues including, but not limited to, the number of subscribers who sign up for our service, the growth or reduction in our subscriber base, and our ability to develop new revenue sources. In addition, we may have to or otherwise choose to lower our prices and increase our marketing expenses in order to grow faster or respond to competition. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

The following table summarizes our cash flow activities:

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Net cash provided by operating activities	$49,268	$33,308	$115,034	$99,245
Net cash provided by (used in) investing activities	(35,127)	(26,282)	(41,238)	(99,307)
Net cash provided by financing activities	273	3,888	4,168	7,487

For the three and nine months ended September 30, 2005, net cash provided by operating activities decreased $16.0 million and $ 15.8 million, respectively, in comparison with the same prior-year periods. The decrease was primarily attributable to the decrease in net income, offset in part by the increase in non-cash adjustments to net income, specifically the increase in the amortization of our DVD library as a result of increased purchases of titles and the impact of changes in working capital assets and liabilities.

For the three months ended September 30, 2005, net cash used in investing activities decreased by $ 8.8 million in comparison with the same prior-year period primarily due to a decrease in acquisition of titles for our DVD library. For the nine months ended September 30, 2005, net cash used in investing activities decreased by $58.1 million in comparison with the same prior-year period. The change was primarily attributable to the proceeds from the sale of our short-term investments in the second quarter of 2004 of $45.0 million offset by an increase in the acquisitions of titles for our DVD library to support our larger subscriber base and increased purchases of property and equipment to support our growing operations.

For the three and nine months ended September 30, 2005, net cash provided by financing activities increased $3.6 million and $3.3 million, respectively, in comparison with the same prior-year periods. The increase was primarily attributable to an increase in the proceeds from our issuance of common stock under our employee stock plans.

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

In September 2005, the Emerging Issues Task Force (“EITF”) issued EIF 05-06, “Determining the Amortization Period for Leasehold Improvements after Lease Inception or Acquired in a Business Combination”. EITF 05-06 requires that leasehold improvements acquired in a business combination be capitalized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-06 also requires leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of Statement 13) at the date the leasehold improvements are purchased. EITF 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Early adoption of the consensus is permitted in periods for which financial statements have not been issued. We do not expect the adoption of EITF 05-06 will have a material effect on our financial position or results of operations.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Between July 22 and September 9, 2004, seven purported securities class action suits were filed in the United States District Court for the Northern District of California against us and, in the aggregate, Reed Hastings, W. Barry McCarthy, Jr., and Leslie J. Kilgore. These class action suits were consolidated in January 2005, and a consolidated complaint was filed on February 24, 2005. The complaint alleges violations of certain federal securities laws, seeking unspecified damages on behalf of a class of purchasers of our common stock between October 1, 2003 and October 14, 2004. The plaintiffs allege that we made false and misleading statements and omissions of material facts based on our disclosure regarding churn and delivery speed, claiming alleged violations by each named defendant of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and alleged violations by certain of our officers of Section 20A of Securities Exchange Act of 1934. On June 28, 2005, the Court dismissed the action with leave to amend. Plaintiffs did so amend, and the Company filed a motion to dismiss the amended complaint. A hearing on the motion to dismiss is scheduled for November 17, 2005.

On September 14, 2004, BTG International Inc. filed suit against us and other, unaffiliated companies in the United States District Court for the District of Delaware. The complaint alleged that we infringed U.S. Patent No. 5,717,860 entitled “Method and Apparatus for Tracking the Navigation Path of a User on the World Wide Web.” The complaint also alleged infringement of another patent by certain of the other named defendants, not including us. On August 12, 2005, we entered into a settlement agreement and a patent license agreement as part of a settlement with BTG and certain other parties. The action was dismissed with prejudice on August 12, 2005.

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, breach of contract as well as claims relating to our statements regarding DVD delivery times. On September 22, 2005, we agreed to a tentative settlement which remains subject to final court approval. The court granted preliminary approval on October 27, 2005 and a hearing for final approval is scheduled for January 18, 2006. Netflix denies any wrongdoing or liability.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Use of Proceeds:

We continue to maintain approximately $72.0 million of the net proceeds from our initial public offering in May 2002 in cash and cash equivalents.

Item 6. Exhibits

(a) Exhibits:

Exhibit Number		Exhibit Description	Form	Incorporated by Reference			Filed Herewith
				File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2		Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.2	August 2, 2004

4.1		Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1		Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2		2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3		Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4		2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5		Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6		Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7		Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8		Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002

10.9		Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10		Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11	**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12	**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13		Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002

10.14		Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15		Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.16		Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.17		Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

**	Confidential treatment granted on portions of these exhibits.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: November 8, 2005	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer

Dated: November 8, 2005	By:	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number		Exhibit Description	Form	Incorporated by Reference			Filed Herewith
				File No.	Exhibit	Filing Date
3.1		Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2		Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3		Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.2	August 2, 2004

4.1		Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1		Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2		2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3		Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4		2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5		Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6		Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7		Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.8		Employment Offer Letter for W. Barry McCarthy	S-1	333-83878	10.9	March 6, 2002

10.9		Employment Offer Letter for Tom Dillon	S-1	333-83878	10.10	March 6, 2002

10.10		Employment Offer Letter with Leslie J. Kilgore	S-1	333-83878	10.11	March 6, 2002

10.11	**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12	**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13		Form of Subordinated Promissory Note	S-1/A	333-83878	10.14	May 20, 2002

10.14		Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15		Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.16		Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.17		Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

**	Confidential treatment granted on portions of these exhibits.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.