Form 10-K
period 2005-12-31
NETFLIX INC
filed 2006-03-16
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-49802

Netflix, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0467272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Winchester Circle

Los Gatos, California 95032

(Address and zip code of principal executive offices)

(408) 540-3700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.001 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐    Accelerated filer ☑    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

As of June 30, 2005, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ National Market System, was $467,959,178. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of March 2, 2006, there were 55,374,583 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for Registrant’s 2006 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: operating expenses; gross margin; liquidity; subscriber acquisition and retention; churn; developments in downloading and the DVD format; revenue per average paying subscriber; and impacts relating to our pricing strategy, delivery time, volume of movie rentals and growth of the online DVD rental market, our DVD library investments, marketing expenses, and subscriber acquisition cost. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: “Risk Factors” section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.	Business

We are the largest online movie rental subscription service providing more than 4,200,000 subscribers access to a comprehensive library of more than 55,000 movie, television and other filmed entertainment titles. Our most popular subscription plan allows subscribers to have up to three titles out at the same time with no due dates, late fees or shipping charges for $17.99 per month. In addition, we offer a number of other subscription plans to accommodate a variety of movie watching preferences. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a title has been returned, we mail the next available title in a subscriber’s queue.

Our subscription service has grown rapidly since its launch in late 1999. This growth has been fueled by the rapid adoption of DVDs as a medium for home entertainment as well as increased awareness of online DVD rentals. We also believe our growth has been driven by our comprehensive selection of titles, consistently high levels of customer satisfaction and our effective marketing programs. We expect that our business will continue to grow as the market for online DVD rentals continues to grow, a reflection of both the convenience and value of the subscription rental model.

Our proprietary recommendation service enables us to create a customized store for each subscriber and to generate personalized recommendations which effectively merchandize our comprehensive library of titles. We believe that our recommendation technology, based on proprietary algorithms and the approximately one billion movie ratings we have collected from our subscribers, enables us to build deep subscriber relationships and maintain a high level of library utilization.

We continually invest in improvements to our service in an effort to deepen our subscriber relationships as well as to further distinguish our service from that of our competitors. We focus on improving our website experience and functionality and seek to create value-added features for our subscribers, such as our social networking feature, called FriendsSM and our queue management feature, called ProfilesSM. In addition, we continue to focus on the new revenue initiatives launched in the second quarter of 2005: retail sales of previously-viewed DVDs and our Ad Sales program. We also continue to invest resources to develop solutions for downloading movies to consumers. Our core strategy has been and remains to grow a large DVD subscription business; however, as technology and infrastructure develop to allow effective and convenient delivery of movies over the Internet and when meaningful content becomes available, we intend to offer our subscribers the choice of receiving their movies on DVD or by downloading, whichever they prefer.

We promote our service to consumers through various marketing programs, including online promotions, television and radio advertising, package inserts, direct mail and other promotions with third parties. These programs encourage consumers to subscribe to our service and may include a free trial period of 14 days. At the end of the free trial period, subscribers are automatically enrolled as paying subscribers, unless they cancel their subscription. All paying subscribers are billed monthly in advance.

We stock more than 55,000 DVD titles. We have established revenue sharing relationships with several studios and distributors. We also purchase titles directly from studios, distributors and independent producers.

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

Industry Overview

Filmed entertainment is distributed broadly through a variety of channels. Out-of-home channels include movie theaters, airlines, and hotels. In-home distribution channels include home video rental and retail outlets, cable and satellite television, pay-per-view, video-on-demand, or VOD, and broadcast television. Currently, studios distribute their filmed entertainment content approximately three to six months after theatrical release to the home video market, seven to nine months after theatrical release to pay-per-view and VOD, one year after theatrical release to satellite and cable, and two to three years after theatrical release to basic cable and syndicated networks. However, in what continues to be an emerging trend, the major studios have shortened the release window on certain titles, in particular the theatrical to home video window. We anticipate that the studios will continue to test a variety of modifications or adjustments to the traditional window, including releasing movies simultaneously on DVD and VOD, but we believe that DVD, and its high definition successors HD-DVD and BluRay, will continue to receive a preferential distribution window in light of the large profits DVD generates for the studios.

Challenges Faced by Consumers in Selecting In-Home Filmed Entertainment

The proliferation of new releases available for in-home filmed entertainment and the additional demand for back catalogue titles on DVD create two primary challenges for consumers in selecting titles.

First, despite the large number of available titles, consumers lack a deep selection of titles from existing subscription channels and traditional video rental outlets. Subscription channels, such as HBO and Showtime, and pay-per-view services continue to offer a narrow selection of titles at specified times due to programming schedule constraints and technological issues relating to channel capacity. Traditional video rental outlets primarily offer new releases and devote limited space to display and stock back catalogue titles. We believe our selection of over 55,000 titles offers an attractive alternative to these traditional channels.

Second, even when consumers have access to the vast number of titles available, they generally have limited means to effectively sort through the titles. We believe our recommendation service and our website features provide our subscribers the tools to select titles that appeal to their individual preferences.

Competitive Strengths

We believe that our revenue and subscriber growth are a result of the following competitive strengths:

•	Comprehensive Library of Titles. We have developed strategic relationships with top studios and distributors, enabling us to establish and maintain a broad and deep selection of titles. Since our service is available nationally, we believe that we can economically acquire and provide subscribers a broader selection of titles than video rental outlets, video retailers, subscription channels, pay-per-view and VOD services. To maximize our selection of titles, we continuously add newly released titles to our library. Our library contains numerous copies of popular new releases, as well as many titles that appeal to more select audiences. We currently offer more than 55,000 titles.

•	Personalized Merchandizing. We utilize our proprietary recommendation service to create a custom interface for each subscriber to effectively merchandize our library. Subscribers rate titles on our Web site, and our recommendation service compares these ratings to the database of ratings collected from our entire user base. For each visitor, these comparisons are used to make predictions about specific titles the visitor may enjoy. These predictions are used to merchandize titles to visitors throughout the Web site. As of December 31, 2005, we had approximately one billion movie ratings in our database. We believe that our recommendation service allows us to create demand for our entire library and maximize utilization of each title.

•	Scalable Business Model. We believe that we have a scalable, low-cost business model designed to maximize our revenues and minimize our costs. As we continue to expand our subscriber base, we are able to leverage operational changes in a cost effective manner which further reduces our operating costs on a per subscriber basis. Such cost reductions include increased automation and vendor negotiating leverage. Subscribers’ prepaid monthly payments and the recurring nature of our subscription business provide working capital benefits and significant near-term revenue visibility. Our scalable infrastructure and online interface eliminate the need for expensive retail outlets and allow us to service our large and expanding subscriber base from a network of low-cost shipping centers. We employ temporary, hourly and part-time workers to contain labor costs and provide maximum operating flexibility.

•	Convenience, Selection and Fast Delivery. Subscribers can conveniently select titles by building and modifying a personalized queue of titles on our Web site. We create a unique experience for subscribers because most pages on our Web site are tailored to individual selection and ratings history. Under our most popular service, subscribers can have up to three DVDs out at the same time with no due dates or late fees. Based on their queue, we send them available DVDs by U.S. mail that are then returned to us in prepaid mailers. After receipt of returned DVDs, we mail subscribers the next available title in their queue of selected titles. We have over 55,000 titles to choose from and our nationwide network of distribution centers allows us to offer fast delivery.

Growth Strategy

Our strategy to provide a premier filmed entertainment subscription service to our large and growing subscriber base includes the following key elements:

•	Providing Compelling Value for Subscribers. We provide subscribers access to our comprehensive library of more than 55,000 titles with no due dates, late fees or shipping charges for a fixed monthly fee. We merchandize titles in easy-to-recognize lists including new releases, by genre and other targeted categories. Our convenient, easy-to-use Web site allows subscribers to quickly select current titles, reserve upcoming releases and build an individual queue for future viewing using our proprietary personalization technology. We provide service features to our subscribers that, among other things, enable social networking and further individualization of the service through establishment of sub-account queues and recommendations. Our recommendation service provides subscribers with recommendations of titles from our library. We quickly deliver titles to subscribers from our shipping centers located throughout the United States by U.S. mail.

•	Utilizing Technology to Enhance Subscriber Experience and Operate Efficiently. We utilize proprietary technology developed internally to manage the processing and distribution of DVDs from our shipping centers. Our software automates the process of tracking and routing titles to and from each of our shipping centers and allocates order responsibilities among them. We continuously monitor, test and seek to improve the efficiency of our distribution, processing and inventory management systems as our subscriber base and shipping volume grows. We operate a nationwide network of shipping centers. We anticipate opening additional shipping centers in 2006.

•	Building Mutually Beneficial Relationships with Filmed Entertainment Providers. We have invested substantial resources in establishing strong ties with various filmed entertainment providers. We maintain an office in Los Angeles that provides us access to the major studios. We have entered into a number of revenue sharing agreements with studios and we also purchase titles directly. We work with the content providers to determine which method of acquiring titles is the most beneficial for each party. Our growing subscriber base provides studios with an additional distribution outlet for popular movies and television series, as well as niche titles and programs.

Our Web site—www.netflix.com

We have applied substantial resources to plan, develop and maintain proprietary technology to implement the features of our Web site, such as subscription account signup and management, personalized movie merchandising, inventory optimization and customer support. We also launched new features such as our social networking feature, called FriendsSM and our queue management feature, called ProfilesSM. Our software is written in a variety of languages and runs on industry standard platforms.

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

Our account signup and management tools provide a subscriber interface familiar to online shoppers. We use a real-time postal address validator to help our subscribers enter correct postal addresses and to determine the additional postal address fields required to promote speedy and accurate delivery. Subscribers pay for our service primarily by a credit or debit card. We utilize third party services to authorize and process our payment methods.

Throughout our Web site, we have extensive measurement and testing capabilities, allowing us to continuously optimize our Web site according to our needs as well as those of our subscribers. We use random control testing extensively, including testing service levels, plans, promotions and pricing.

Our Web site is run on hardware and software co-located at a service provider offering reliable network connections, power, air conditioning and other essential infrastructure. We manage our Web site 24 hours a day, seven days a week. We utilize a variety of proprietary software and freely available and commercially supported tools, integrated in a system designed to rapidly and precisely diagnose and recover from failures. We conduct upgrades and installations of software in a manner designed to minimize disruptions to our subscribers.

The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

Merchandizing

The key to our merchandizing efforts is the personal recommendations generated by our recommendation service. All subscribers and site visitors are given many opportunities to rate titles and we have collected approximately one billion ratings. The ratings from our recommendation service determine which available titles are displayed to a subscriber and in which order. In doing so, we help our subscribers quickly find titles they are more likely to enjoy. Ratings also determine which available titles are featured most prominently on our Web site to increase customer satisfaction and selection activity. Finally, data from our recommendation service is used to generate lists of similar titles. Subscribers often start from a familiar title and use our “Recommendations” link to find other titles they may enjoy. This has proven to be a powerful method for catalogue browsing and expanding library utilization.

We also provide our subscribers with detailed information about each title in our library which helps them select movies they will enjoy. This information may include:

•	factual data, including length, rating, cast and crew, special DVD features and screen formats;

•	editorial perspective, including plot synopses, movie trailers and reviews written by our editors, third parties and by other Netflix subscribers; and

•	data from our recommendation service, including personal rating, average rating and other similar titles the subscriber may enjoy.

Marketing

We have multiple marketing channels through which we attract subscribers to our service. Online advertising is an important channel for acquiring new subscribers. We advertise our service online through paid search listings, banner ads, text on popular Web portals and other Web sites, and permission based e-mails. In addition, we have an affiliate program whereby we make available Web-based banner ads and other advertisements that third parties may retrieve on a self-assisted basis from our Web site and place on their Web sites. We also advertise our service on various regional and national television and radio stations. We utilize direct mail and print advertising as well as promote our services in certain consumer package goods. We also participate in a variety of cooperative advertising programs with studios under the terms of which we receive cash consideration in exchange for featuring the studio’s movies in Netflix promotional advertising. We believe that our paid marketing efforts are significantly enhanced by the benefits of word-of-mouth advertising, our subscriber referrals and our active public relations programs.

Content Acquisition

We acquire content either through revenue sharing agreements or direct purchases. Under our revenue sharing agreements with studios and distributors, we generally obtain titles for a low initial cost in exchange for a commitment to share a percentage of our subscription revenues for a defined period of time. After the revenue sharing period expires for a title, we generally have the option of returning the title to the studio, destroying the title or purchasing the title. The principal structure of each agreement is similar in nature but the specific terms are generally unique to each studio. In addition to revenue sharing agreements, we also purchase titles from various studios, distributors and other suppliers on a purchase order basis.

Fulfillment Operations

We currently stock more than 55,000 titles on more than 25 million DVDs. We have allocated substantial resources to developing, maintaining and testing the proprietary technology that helps us manage the fulfillment of individual orders and the integration of our Web site, transaction processing systems, fulfillment operations, inventory levels and coordination of our shipping centers.

We ship and receive DVDs from a nationwide network of shipping centers located throughout the United States. We believe our shipping centers allow us to improve the subscription experience for subscribers by shortening the transit time for our DVDs through the U.S. Postal Service. We currently do not ship on weekends or holidays.

Customer Service

We believe that our ability to establish and maintain long-term relationships with subscribers depends, in part, on the strength of our customer support and service operations. We encourage and utilize frequent communication with and feedback from our subscribers in order to continually improve our Web site and our service. Our customer service center is open seven days a week. We utilize e-mail to correspond with subscribers. We also offer phone support for subscribers who prefer to talk directly with a customer service representative. We focus on eliminating the causes of customer support calls and automating certain self-service features on our Web site, such as the ability to report and correct most shipping problems. Our customer service center is located in our Sunnyvale, California facility.

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

Video rental outlets and retailers with whom we compete include Blockbuster, Movie Gallery, Amazon.com, Wal-Mart Stores and Best Buy. In particular, in 2004, Blockbuster launched on a nationwide basis its store-based subscription program. This program provides many of the benefits of our business model in a store-based retail environment. In addition, Blockbuster’s elimination of its traditional late fee policy has been adopted by all of its company-owned stores and many of its franchised stores. We believe that we compete with these video rental outlets and movie retailers primarily on the basis of title selection, convenience and price. We believe that our scalable business model, our subscription service with home delivery and access to our comprehensive library of more than 55,000 titles compete favorably against traditional video rental outlets.

We also compete against other online DVD subscription services, such as Blockbuster Online, subscription entertainment services, such as HBO and Showtime, pay-per-view and VOD providers, and cable and satellite providers. It remains possible that other potential online entrants will offer competing services, either directly or in conjunction with others, or that Blockbuster Online will gain more traction in its current business.

We believe we are able to provide greater subscriber satisfaction due to our focused attention to the business of online subscription rental, the broad and deep selection of titles we offer subscribers, our ability to personalize our library to each subscriber based on the subscriber’s selection history, personal ratings and the tastes and preferences of similar users through our recommendation service and extensive database of user preferences, the unique features we offer subscribers, such as FriendsSM and ProfilesSM as well as the ease and speed with which subscribers are able to select, receive and return titles. We continue to focus on retaining our leadership position and growing our business.

VOD and downloading of movies over the Internet continues to receive considerable media attention. In particular, the recent launch of Apple’s video iPod and announcements from companies ranging from Google and Yahoo to Microsoft and Intel regarding their efforts in digital delivery of content fuels public interest in the future of video entertainment delivery. Progress in digital delivery, although slow and scattered, continues to be made. VOD, for example, is now widely available to digital cable subscribers in major metropolitan areas, such as New York, Boston, Los Angeles and San Francisco. Downloading of movies over the Internet to a personal computer is currently available from providers, such as Movielink and CinemaNow. We anticipate that new devices and services for delivery of content will proliferate over the coming years but believe that DVD, and its high definition successors, HD-DVD and BluRay, will continue to dominate the home entertainment experience in the near term. At some point in the future, digital delivery directly to the home will surpass DVD and we believe that our strategy of developing a large and growing subscriber base for DVD rentals and our ability to personalize our library to each subscriber by leveraging our extensive database of user preferences positions us favorably to provide digital distribution of filmed entertainment as that market develops.

Employees

As of December 31, 2005, we had 985 full-time employees. We also utilize part-time and temporary employees, primarily in our fulfillment operations, to respond to the fluctuating demand for DVD shipments. As of December 31, 2005, we had 445 temporary employees. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Intellectual Property

We use a combination of patent, trademark, copyright and trade secret laws and confidentiality agreements to protect our proprietary intellectual property. We have filed patents in the U.S. and abroad. In the U.S., we were issued a broad business method patent covering, among other things, our subscription rental service in 2003, and we were issued a patent covering our mailing and response envelope in 2005. While our patents are an important element of our business, our business as a whole is not materially dependent on any one or a combination of patents. We have a registered service mark for the Netflix name and have filed applications for additional trademarks and service marks. Our software, the content of our Web site and other material which we create is protected by copyright. We also protect certain details about our business methods, processes, and strategies as trade secrets, and keep confidential information that we believe gives us a competitive advantage.

Our ability to protect and enforce our intellectual property rights is subject to certain risks. Enforcement of intellectual property rights is costly and time consuming. To date, we have relied primarily on proprietary processes and know-how to protect our intellectual property. It is uncertain if and when our other patent and trademark applications may be allowed and whether they will provide us with a competitive advantage.

From time to time, we encounter disputes over rights and obligations concerning intellectual property. We cannot assure you that we will prevail in any intellectual property dispute.

Segment Information

The Company operates in a single business segment. Information with respect to segment reporting is contained in Note 1 to the Notes to the Consolidated Financial Statements.

Other Information

We were incorporated in Delaware in August 1997 and completed our initial public offering in May 2002. Our principal executive offices are located at 100 Winchester Circle, Los Gatos, California 95032, and our telephone number is (408) 540-3700. We maintain a Web site at www.netflix.com. The contents of our Web site are not incorporated in, or otherwise to be regarded as part of, this Annual Report on Form 10-K. In this Annual Report on Form 10-K, “Netflix,” the “Company,” “we” and the “registrant” refer to Netflix, Inc.

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

Item 1A.	Risk Factors

If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

If our efforts to attract subscribers are not successful, our revenues will be affected adversely.

We must continue to attract new subscribers. To succeed, we must continue to attract a large number of subscribers who have traditionally used video retailers, video rental outlets, cable channels, such as HBO and Showtime, pay-per-view and VOD for in-home filmed entertainment. In addition, we face direct competition to our service, namely from services like Blockbuster Online, that will likely impact our ability to attract subscribers. Our ability to attract subscribers will depend in part on our ability to consistently provide our subscribers with a valuable and quality experience for selecting, viewing, receiving and returning titles, including providing accurate recommendations through our recommendation service. Furthermore, if our competitors are able to offer similar service levels at lower prices, our ability to attract subscribers will be affected adversely. If consumers do not perceive our service offering to be of value, or if we introduce new services that are not favorably received by them, we may not be able to attract subscribers. In addition, many of our new subscribers originate from word-of-mouth advertising and referrals from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract new subscribers, and as a result, our revenues will be affected adversely.

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

The market for in-home filmed entertainment is intensely competitive and subject to rapid change. New technologies for delivery of in-home filmed entertainment, such as VOD and downloading over the Internet, continue to receive considerable media attention. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. The rapid growth of our online entertainment subscription business since our inception may continue to attract direct competition from larger companies with significantly greater financial resources and national brand recognition. For example, we have seen the entry of direct competition from Blockbuster, which launched its online service in August 2004, and could face competition from potential new entrants into the online DVD rental market. If we are unable to successfully or profitably compete with current and new competitors, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

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

•	video rental outlets, such as Blockbuster and Movie Gallery;

•	online DVD subscription rental sites, such as Blockbuster Online;

•	pay-per-view and VOD services and alternative content delivery methods such as Apple’s video iPod and MovieBeam;

•	movie retail stores, such as Best Buy, Wal-Mart and Amazon.com;

•	subscription entertainment services, such as HBO and Showtime;

•	Internet movie providers, such as Movielink, CinemaNow.com and Vongo;

•	Internet companies such as Yahoo! and Google;

•	cable providers, such as AOL Time Warner and Comcast; and

•	direct broadcast satellite providers, such as DIRECTV and Echostar.

Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing and Web site and systems development than we do. There can be no assurance that we will be able to compete effectively against current or new competitors at our existing pricing levels or at even lower price points in the future. Furthermore, we may need to adjust the level of service provided to our subscribers and/or incur significantly higher marketing expenditures than we currently anticipate. As a result of increased competition, we have seen and may continue to see a reduction in operating margins and market share.

If VOD or other technologies are widely adopted and supported as a method of content delivery by the studios and consumers, our business could be adversely affected.

Some digital cable providers and Internet content providers have implemented technology referred to as VOD. This technology transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. High-speed Internet access has greatly increased the speed and quality of viewing VOD content, including feature-length movies, on personal computers over the Internet. In addition, other technologies have been developed that allow alternative means for consumers to receive and watch movies or other entertainment, such as on cell phones or other handheld devices such as Apple’s iPod. If VOD or other technologies become affordable and viable alternative methods of content delivery widely supported by studios and adopted by consumers, our business could be adversely affected.

If the popularity of the DVD format decreases, our business could be adversely affected.

Consumers have rapidly adopted the DVD format for viewing in-home filmed entertainment. Over the past several years DVD sales have grown and now surpassed the VHS format. In addition, DVD sales account for more than 42% of studio revenues. We believe that the DVD format, including any successor formats such as HD-DVD and BluRay, will be valuable long-term consumer propositions and studio profit centers. However, if DVD sales were to decrease, whether because of a shift away from movie watching or because new or existing technologies were to become more popular at the expense of DVD enjoyment, studios and retailers may reduce their support of the DVD format. Our subscriber growth will be substantially influenced by future popularity of the DVD format, and if such popularity wanes, our subscriber growth may also slow.

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

The order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the title, and we cannot assure you that the studios will not change their policies in the future in a manner that would be adverse to our business and results of operations. Currently, studios distribute their filmed entertainment content approximately three to six months after theatrical release to the home video market, seven to nine months after theatrical release to pay-per-view and VOD, one year after theatrical release to satellite and cable, and two to three years after theatrical release to basic cable and syndicated networks. However, in what continues to be an emerging trend, the major studios have shortened the release window on certain titles, in particular the theatrical to home video window. In addition, some studios have discussed eliminating the release window on certain titles, in particular releasing movies simultaneously on DVD and VOD.

If we are unable to offset increased demand for titles with increased subscriber retention or operating margins, our operating results may be affected adversely.

With our unlimited plans, there is no established limit to the number of movies that subscribers may rent. Historically, on a plan-by-plan basis, we have seen the average number of movies rented per subscriber increase on an annual basis. We believe that this increase in usage is influenced by improvements to our service as well as consumer usage habits. In addition, demand for titles may increase for a variety of reasons beyond our control, including promotion by studios and seasonal variations or shifts in consumer movie watching.

We are continually adjusting our service in ways that may impact subscriber movie usage. Such adjustments include new Web site features and merchandising practices, an expanded distribution network, as well as software and process changes.

Our subscribers may continue to increase their usage of our service, which would increase our operating costs. If our subscriber retention does not increase or our operating margins do not improve to an extent necessary to offset the effect of increased operating costs, our operating results will be adversely affected. In addition, our subscriber growth and retention may be affected adversely if we attempt to alter our service or increase our monthly subscription fees to offset any increased costs of acquiring or delivering titles.

If our subscribers select titles or formats that are more expensive for us to acquire and deliver more frequently, our expenses will increase.

Certain titles cost us more to acquire or result in greater revenue sharing expenses, depending on the source from whom they are acquired and the terms on which they are acquired. If subscribers select these titles more often on a proportional basis compared to all titles selected, our revenue sharing and other DVD acquisition expenses could increase, and our gross margins could be adversely affected. In addition, films released on the new high definition DVD formats, HD-DVD and BluRay, may be more expensive to acquire. The rate of customer acceptance and adoption of these new formats is uncertain. If subscribers select these formats on a proportional basis more often than the existing DVD format, our DVD acquisition expenses could increase, and our gross margins could be adversely affected.

If our efforts to build strong brand identity and improve subscriber satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our operating results will be affected adversely.

The Netflix brand is still developing, and we must continue to build strong brand identity. To succeed, we must continue to attract and retain a large number of owners of DVD players who have traditionally relied on store-based rental outlets and persuade them to subscribe to our service through our Web site. In addition, we will have to compete for subscribers against other brands which have greater recognition than ours, such as Blockbuster. We believe that the importance of brand loyalty will only increase in light of competition both for online subscription services and other means of distributing titles, such as VOD. From time-to-time, our subscribers express dissatisfaction with our service, including among other things, our inventory allocation and delivery processing. To the extent such dissatisfaction is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers will be affected adversely.

If we are unable to manage the mix of subscriber acquisition sources, our subscriber levels may be affected adversely and our marketing expenses may increase.

We utilize a broad mix of marketing programs to promote our service to potential new subscribers. We obtain a large portion of our new subscribers through our online marketing efforts, including third party banner ads, pop-under placements, direct links and permission-based e-mails as well as our active affiliate program. In addition, we have engaged in various offline marketing programs, including television and radio advertising, direct mail and print campaigns, consumer package and mailing insertions. We also acquire a number of subscribers who rejoin our service having previously cancelled their membership. We maintain an active public relations program to increase awareness of our service and drive subscriber acquisition. We opportunistically adjust our mix of marketing programs to acquire new subscribers at a reasonable cost with the intention of achieving overall financial goals. If we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscriber levels may be affected adversely and our marketing expenses may increase.

If we are unable to continue using our current marketing channels, our ability to attract new subscribers may be affected adversely.

We may not be able to continue to support the marketing of our service by current means if such activities are no longer available to us, become cost prohibitive or are adverse to our business. If companies that currently promote our service decide to enter our business or a similar business or decide to exclusively support our competitors, we may no longer be given access to such channels. In addition, if ad rates increase, we may curtail marketing expenses or otherwise be required to increase our cost per subscriber. Laws and regulations impose restrictions on the use of certain channels, including commercial e-mail and direct mail. We may limit or discontinue use or support of e-mail and other activities if we become concerned that subscribers or potential subscribers deem such activities intrusive, which could affect our goodwill or brand. If the available marketing channels are curtailed, our ability to attract new subscribers may be affected adversely.

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

We use complex proprietary software to process deliveries and returns of our DVDs and to manage other aspects of our operations. Our proprietary technology is intended to allow our nationwide network of shipping centers to be operated on an integrated basis. We continually enhance or modify the software used for our distribution operations. We cannot be sure that any enhancements or other modifications we make to our distribution operations will achieve the intended results or otherwise be of value to our subscribers. Future enhancements and modifications to our proprietary technology could consume considerable resources. If we are unable to maintain and enhance our technology to manage the processing of DVDs among our shipping centers in a timely and efficient manner, our ability to retain existing subscribers and to add new subscribers may be impaired.

If we experience delivery problems or if our subscribers or potential subscribers lose confidence in the U.S. mail system, we could lose subscribers, which could adversely affect our operating results.

We rely exclusively on the U.S. Postal Service to deliver DVDs from our shipping centers and to return DVDs to us from our subscribers. We are subject to risks associated with using the public mail system to meet our shipping needs, including delays or disruptions caused by inclement weather, natural disasters, labor activism, health epidemics or bioterrorism. Our DVDs are also subject to risks of breakage during delivery and handling by the U.S. Postal Service. The risk of breakage is also impacted by the materials and methods used to replicate our DVDs. If the entities replicating our DVDs use materials and methods more likely to break during delivery and handling or we fail to timely deliver DVDs to our subscribers, our subscribers could become dissatisfied and cancel our service, which could adversely affect our operating results. In addition, increased breakage rates for our DVDs will increase our cost of acquiring titles.

Increases in the cost of delivering DVDs could adversely affect our gross profit and marketing expenses.

Increases in postage delivery rates will adversely affect our gross profit if we elect not to raise our subscription fees to offset the increase. The U.S. Postal Service recently increased the rate for first class postage on January 8, 2006 by 2 cents, from 37 cents to 39 cents. In addition, the U.S. Congress has been considering postal reform legislation which would provide the U.S. Postal Service with more flexibility in establishing postal rates. The U.S. Postal Service continues to focus on plans to reduce its costs and make its service more efficient. If the U.S. Postal Service were to change any policies relative to the requirements of first-class mail, including changes in size, weight or machinability qualifications of our DVD envelopes, such changes could result in increased shipping costs or higher breakage for our DVDs and our gross margin could be affected adversely. Also, if the U.S. Postal Service curtails its services, such as by closing facilities or discontinuing or reducing Saturday delivery service, our ability to timely deliver DVDs could diminish, and our subscriber satisfaction could be affected adversely.

Currently, most filmed entertainment is packaged on a single lightweight DVD. Our delivery process is designed to accommodate the delivery of one DVD to fulfill a selection. Because of the lightweight nature of a DVD, we generally mail one envelope containing a title using standard U.S. postage. Studios occasionally provide additional content on a second DVD or may package a title on two DVDs. In addition, the studios have recently announced plans to release certain films in high definition format on HD-DVDs and BluRay DVDs. These new DVDs have characteristics that are different than those currently in circulation. These high-definition format DVDs may be heavier and/or more fragile than current DVDs. If packaging of filmed entertainment on multiple DVDs were to become more prevalent, if the weight of DVDs were to increase, or the durability of DVDs deteriorate, our costs of delivery and fulfillment processing would increase and our costs of replacing damaged DVDs may rise materially which would depress gross margins and profitability and adversely affect free cash flow.

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

If we do not correctly anticipate our short and long-term needs for titles, our subscriber satisfaction and results of operations may be affected adversely.

If we do not acquire sufficient copies of titles, we may not satisfy subscriber demand, and our subscriber satisfaction and results of operations could be affected adversely. Conversely, if we attempt to mitigate this risk and acquire more copies than needed to satisfy our subscriber demand, our inventory utilization would become less effective and our gross margins would be affected adversely.

If we are unable to renew or renegotiate our revenue sharing agreements when they expire on terms favorable to us, or if the cost of purchasing titles on a wholesale basis increases, our gross margins may be affected adversely.

Since 2000, we have entered into numerous revenue sharing arrangements with studios and distributors. These revenue sharing agreements generally have terms of up to five years. Revenue share agreements typically enable us to increase our copy depth of DVDs on an economical basis because of the low initial payment. Additional payments are made only if our subscribers rent the DVD. Under a purchase arrangement, we must pay the full wholesale price, regardless of whether the DVD is rented. In addition, revenue sharing agreements generally provide for studio promotional support of the associated DVD and our service as well as permit us to own the DVD following expiration of the revenue sharing period, typically no more than 12 months following street date.

During the course of our revenue sharing relationship with studios and distributors, various contract administration issues arise. To the extent that we are unable to resolve any of these issues in an amicable manner, our relationship with the studios and distributors may be adversely impacted.

As our revenue sharing agreements expire, we may be required to negotiate new terms that could be disadvantageous to us or if we cannot renew the agreements we would be required to purchase titles. In such event, the cost of acquiring content could increase and our gross margins may be affected adversely. In addition, if we were required to purchase titles the risk associated with accurately predicting title demand could increase.

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

Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Our Web site periodically experiences directed attacks intended to cause a disruption in service. Any attempts by hackers to disrupt our Web site service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. Our insurance does not cover expenses related to direct attacks on our Web site or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our Web site or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

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

The loss of our Chief Executive Officer, Chief Financial Officer or Chief Marketing Officer, or our failure to attract, assimilate and retain other highly qualified personnel in the future, could harm our business and new service developments.

We depend on the continued services and performance of our key personnel, including Reed Hastings, our Chief Executive Officer, President and Chairman of the Board, W. Barry McCarthy Jr., our Chief Financial Officer and Leslie J. Kilgore, our Chief Marketing Officer. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel could disrupt our operations and have an adverse effect on our ability to grow our business.

Privacy concerns could limit our ability to leverage our subscriber data.

In the ordinary course of business, and in particular in connection with providing our personal movie recommendation service, we collect and utilize data supplied by our subscribers. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation, as well as increased enforcement of existing laws, could have an adverse effect on our business.

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

Our subscribers pay for our subscription services predominately using credit cards and debit cards and, to a lesser extent, electronic checks. Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result in a change in our business practices which increase the fees on a cost-per-transaction basis. These fees may increase in 2006. Such increase may adversely affect our results of operations.

If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. Netflix is a registered trademark of Netflix, Inc. in the United States and United Kingdom. We have also filed trademark applications in the United States for the Friends and Profiles service marks and for the Netflix design logo, and have filed U.S. patent applications for certain aspects of our technology. We have also filed a trademark application in the European Union for the Netflix name. From time to time we expect to file additional trademark and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any patents issued to or held by us, third parties may knowingly or unknowingly infringe our patents, trademarks and other proprietary rights, and we may not be able to prevent infringement without substantial expense to us. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace and our ability to attract subscribers may be adversely affected

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our Web site, our recommendation service, title selection processes and marketing activities.

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

We currently hold various domain names relating to our brand, including Netflix.com. Failure to protect our domain names could affect adversely our reputation and brand, and make it more difficult for users to find our Web site and our service. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

Forecasting film revenue and associated gross profits from our films prior to release is extremely difficult and may result in significant write-offs.

We are required to amortize capitalized film production costs over the expected revenue streams as we recognize revenue from the associated films. The amount of film production costs that will be amortized each period depends on how much future revenue we expect to receive from each film. Unamortized film production costs are evaluated for impairment each reporting period on a film-by-film basis. If estimated remaining revenue is not sufficient to recover the unamortized film production costs, the unamortized film production costs will be written down to fair value. In any given period, if we lower our previous forecast with respect to total anticipated revenue from any individual film, we would be required to accelerate amortization of related film costs. Such accelerated amortization would adversely impact our business, operating results and financial condition. In addition, we base our estimates of revenue on performance of comparable titles and our knowledge of the industry. If the information is incorrect, the amount of revenue and related expenses that we recognize from our films could be wrong, which could result in fluctuations in our earnings.

If we become subject to liability for content that we publish or that we distribute on DVD through our service, our results of operations would be affected adversely.

As a publisher of content, a host of third party content and a distributor of content on DVD, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. We also may face potential liability for content uploaded from our users in connection with our community-related content or movie reviews.

If we become liable, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our results of operations. We cannot assure you that we are adequately insured to cover claims of these types or to indemnify us for all liability that may be imposed on us.

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

The manner in which Internet and other legislation may be interpreted and enforced cannot be precisely determined and may subject either us or our customers to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet, including laws limiting Internet neutrality, could decrease the demand for our subscription service and increase our cost of doing business. In addition, if consumer attitudes toward use of the Internet change, consumers may become unwilling to select their entertainment online or otherwise provide us with information necessary for them to become subscribers. Further, we may not be able to effectively market our services online to users of the Internet. If we are unable to interact with consumers because of changes in their attitude toward use of the Internet, our subscriber acquisition and retention may be affected adversely.

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

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recently-enacted rules promulgated by the Securities and Exchange Commission, have increased and may continue to increase our expenses as we evaluate the implications of these rules and devote resources to respond to their requirements.

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

As of December 31, 2005, our executive officers and directors, their immediate family members and affiliated venture capital funds beneficially owned, in the aggregate, approximately 31 percent of our outstanding common stock, warrants and stock options that are exercisable within 60 days. In particular, Jay Hoag, one of our directors, beneficially owned approximately 21 percent and Reed Hastings, our Chief Executive Officer, President and Chairman of the Board, beneficially owned approximately 10 percent. These stockholders may have individual interests that are different from yours and will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

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

In addition, a merger or acquisition may trigger retention payments to certain executive employees under the terms of our Executive Severance and Retention Incentive Plan, thereby increasing the cost of such a transaction. As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15 percent or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

Our stock price is volatile.

The price at which our common stock has traded since our May 2002 initial public offering has fluctuated significantly. The price may continue to be volatile due to a number of factors including the following, some of which are beyond our control:

•	variations in our operating results;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•	announcements of developments affecting our business, systems or expansion plans by us or others;

•	competition, including the introduction of new competitors, their pricing strategies and services;

•	market volatility in general;

•	the level of short interest in our stock; and

•	the operating results of our competitors.

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

During the second quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for stock- based employee compensation. In addition, during the third quarter of 2003, we began granting stock options to our employees on a monthly basis. The vesting periods provide for options to vest immediately, in comparison with the three to four-year vesting periods for stock options granted prior to the third quarter of 2003. As a result of immediate vesting, stock-based compensation expenses determined under SFAS No. 123 are fully recognized in the same periods as the monthly stock option grants. In addition, we continue to amortize the deferred compensation of stock options with three to four-year vesting periods granted prior to the third quarter of 2003 over the remaining vesting periods. Our stock-based compensation expenses totaled $10.7 million, $16.6 million and $14.3 million during 2003, 2004 and 2005, respectively. We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The Black-Scholes option-pricing model, used by us, requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the fair value estimate.

Financial forecasting by us and financial analysts who may publish estimates of our performance may differ materially from actual results.

Given the dynamic nature of our business and the inherent limitations in predicting the future, forecasts of our revenues, gross margin, operating expenses, number of paying subscribers, number of DVDs shipped per day and other financial and operating data may differ materially from actual results. Such discrepancies could cause a decline in the trading price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate. The following table sets forth the location, approximate square footage and the primary use of each of our principal properties:

Location	Estimated Square footage	Lease expiration date	Primary Use
Los Gatos, California	80,000	December 2012	Corporate Office, general and administrative, marketing, and technology and development
Beverly Hills, California	18,000	August 2009	Content acquisition, general and administrative
Sunnyvale, California	115,000	April 2009	Customer service center, receiving and storage center, processing and shipping center for San Francisco Bay Area

We operate a nationwide network of distribution centers that serve major metropolitan areas throughout the United States. These fulfillment centers are under lease agreements that expire at various dates through December 2010. We also operate a datacenter in a leased third-party facility in Santa Clara, California.

We believe our properties are suitable and adequate for our present needs, and we periodically evaluate whether additional facilities are necessary.

Item 3.	Legal Proceedings

Information with respect to this item may be found in Note 6 of the Notes to the Consolidated Financial Statements in Item 8, which information is incorporated herein by reference.

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

	2004		2005
	High	Low	High	Low
First quarter	$39.77	$26.90	$13.12	$8.91
Second quarter	38.62	25.17	19.27	10.51
Third quarter	36.07	13.85	26.65	16.00
Fourth quarter	19.60	9.25	30.25	22.54

As of March 2, 2006, there were approximately 128 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

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

	Year ended December 31,
	2001(1)	2002(1)	2003(1)	2004(1)	2005(2)
	(in thousands, except per share data)

Revenues	$74,255	$150,818	$270,410	$500,611	$682,213
Cost of revenues:
Subscription	49,088	77,044	147,736	273,401	393,788
Fulfillment expenses	13,452	19,366	31,274	56,609	70,762

Total cost of revenues	62,540	96,410	179,010	330,010	464,550
Gross profit	11,715	54,408	91,400	170,601	217,663
Operating expenses:
Technology and development	17,734	14,625	17,884	22,906	30,942
Marketing	21,031	35,783	49,949	98,027	141,997
General and administrative	4,658	6,737	9,585	16,287	29,395
Restructuring charges	671	—	—	—	—
Stock-based compensation	6,250	8,832	10,719	16,587	14,327
Gain on disposal of DVDs	(838)	(896)	(1,209)	(2,560)	(1,987)

Total operating expenses	49,506	65,081	86,928	151,247	214,674

Operating income (loss).	(37,791)	(10,673)	4,472	19,354	2,989
Other income (expense):
Interest and other income	461	1,697	2,457	2,592	5,753
Interest and other expense	(1,852)	(11,972)	(417)	(170)	(407)

Income (loss) before income taxes	(39,182)	(20,948)	6,512	21,776	8,335
Provision for (benefit from) income taxes	—	—	—	181	(33,692)

Net income	$(39,182)	$(20,948)	$6,512	$21,595	$42,027

Net income (loss) per share (3):
Basic	$(10.73)	$(0.74)	$0.14	$0.42	$0.79

Diluted	$(10.73)	$(0.74)	$0.10	$0.33	$0.64

Weighted-average shares outstanding:
Basic	3,652	28,204	47,786	51,988	53,528

Diluted	3,652	28,204	62,884	64,713	65,518

Notes:

(1)	Prior periods have been reclassified to conform to current period presentation (see Note 1 to Notes to Consolidated Financial Statements).

(2)	Net income for the year includes a benefit of realized deferred tax assets of $34,905 or approximately $0.53 per diluted share, related to the recognition of the Company’s deferred tax assets (See Note 9 to Notes to Consolidated Financial Statements). In addition, general and administrative expenses includes an accrual of $8.1 million (net of expected insurance proceeds for reimbursement of legal defense costs of $0.9 million) related to the proposed settlement costs of the Chavez vs. Netflix, Inc. lawsuit (see Note 6 of Notes to Consolidated Financial Statements).

(3)	On January 16, 2004, the Company’s Board of Directors approved a two-for-one stock split in the form of a stock dividend on all outstanding shares of the Company’s common stock. All common share and per-share amounts have been retroactively adjusted to reflect the stock split for all years presented.

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$16,131	$59,814	$89,894	$174,461	$212,256
Short-term investments	—	43,796	45,297	—	—
Working (deficit) capital	(6,656)	66,649	75,927	92,436	106,104
Total assets	41,630	130,530	176,012	251,793	364,681
Capital lease obligations, less current portion	1,057	460	44	—	—
Subordinated notes payable	2,799	—	—	—	—
Redeemable convertible preferred stock	101,830	—	—	—	—
Stockholders’ (deficit) equity	(90,504)	89,356	112,708	156,283	226,252

	As of / Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except subscriber acquisition cost)
Other Data:
Total subscribers at end of period	456	857	1,487	2,610	4,179
Gross subscriber additions during period	566	1,140	1,571	2,716	3,729
Subscriber acquisition cost (1)	$37.16	$31.39	$31.79	$36.09	$38.08

Notes:

(1)	Subscriber acquisition cost is defined as total marketing expenses divided by total gross subscriber additions during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are the largest online movie rental subscription service providing more than 4,200,000 subscribers access to a comprehensive library of more than 55,000 movie, television and other filmed entertainment titles. Our most popular subscription plan allows subscribers to have up to three titles out at the same time with no due dates, late fees or shipping charges for $17.99 per month. In addition, we offer a number of other subscription plans to accommodate a variety of movie watching preferences. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a title has been returned, we mail the next available title in a subscriber’s queue. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

We derive substantially all of our revenues from monthly subscription fees. Our business has grown rapidly since inception, resulting in substantially increased revenues. Our growth has been fueled by the rapid adoption of DVDs as a medium for home entertainment as well as increased awareness of online DVD rentals. We expect that our business will continue to grow as the market for online DVD rentals continues to grow, a reflection of both the convenience and value of the subscription rental model.

We continued to see strong growth and financial results in 2005, with revenues achieving double-digit growth from a year ago. This growth can be attributed to an expanding subscriber base. We added approximately 1.6 million net new subscribers in 2005, growing from 2.6 million to 4.2 million subscribers at December 31, 2005. Our operating income was lower in 2005 as compared to 2004 primarily as a result of having lowered the subscription price of our most popular service plan in the fourth quarter of 2004 while increasing marketing spending in a competitive environment.

Recent Developments and Initiatives

We continue to face direct competition from Blockbuster. It remains possible that other potential entrants will offer competing services, either directly or in conjunction with others or that Blockbuster will gain more traction in its current business. We continue to focus on retaining our leadership position and growing our business.

We launched two new revenue initiatives in 2005: retail sales of previously-viewed DVDs and our Ad Sales program. We also continue to invest resources to develop solutions for downloading movies to consumers. Our core strategy has been and remains to grow a large DVD subscription business. However, as technology and infrastructure develop to allow effective and convenient delivery of movies over the Internet and when meaningful content becomes available, we intend to offer our subscribers the choice of receiving their movies on DVD or by downloading, whichever they prefer.

Key Business Metrics

Management periodically reviews certain key business metrics, within the context of our articulated performance goals, in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The key business metrics include the following:

•	Churn: Churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber additions, then divided by three months. Management reviews this metric to evaluate whether we are retaining our existing subscribers in accordance with our business plans.

•	Subscriber Acquisition Cost: Subscriber acquisition cost is defined as total marketing expense divided by total gross subscriber additions. Management reviews this metric to evaluate how effective our marketing programs are in acquiring new subscribers on an economical basis in the context of estimated subscriber lifetime value.

•	Gross Margin: Management reviews gross margin to monitor variable costs and operating efficiency.

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

Amortization of DVD Library and Upfront Costs

We acquire DVDs from studios and distributors through either direct purchases or revenue sharing agreements. We acquire DVDs for the purpose of renting them to our subscribers and earning subscription rental revenues and as such, we consider our DVD library to be a productive asset, and classify our DVD Library as a non-current asset. Additionally, in accordance with Statement of Financial Accounting Standards 95 “Statement of Cash Flows” (“SFAS 95”), we classify cash outflows for the acquisition of the DVD Library, including any upfront non-refundable payments required under revenue sharing agreements, as cash flows from investing activities on our Consolidated Statements of Cash Flows.

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

Prior to July 1, 2004, we amortized the cost of our entire DVD library, including the capitalized portion of the initial fixed license fee, on a “sum-of-the-months” accelerated basis over one year. However, based on our periodic evaluation of both new release and back-catalogue utilization for amortization purposes, we determined that back-catalogue titles have a significantly longer life than previously estimated. As a result, we revised our estimate of useful life for the back-catalogue DVD library from a “sum of the months” accelerated method using a one-year life to the same accelerated method of amortization using a three-year life. The purpose of this change is to more accurately reflect the productive life of these assets. In accordance with APB 20, the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2004. New releases will continue to be amortized over a one-year period. We believe the use of the accelerated method is appropriate for the amortization of our DVD library and the initial fixed license fee because it approximates DVD utilization.

In the third quarter of 2004, we determined that we were selling fewer previously rented DVDs than estimated but at an average selling price higher than historically estimated. We therefore revised our estimate of salvage values, on direct purchase DVDs. For those direct purchase DVDs that we estimate we will sell at the end of their useful lives, a salvage value of $3.00 per DVD has been provided effective July 1, 2004. For those DVDs that we do not expect to sell, no salvage value is provided.

The revenue sharing agreements enable us to obtain DVDs at a lower upfront cost than under traditional direct purchase arrangements. Under the revenue sharing agreements, we share a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, or the Title Term, which is typically 12 months for each DVD title. At the end of the Title Term, we generally have the option of returning the DVD title to the studio, destroying the title or purchasing the title. In addition, we remit an upfront payment to acquire titles from the studios and distributors under revenue sharing agreements. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with our DVD library amortization policy. In some cases, this payment also includes a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is charged to expense as future revenue sharing obligations are incurred.

We will continue to periodically evaluate the useful lives and salvage values of our DVD library.

Stock-Based Compensation

We account for stock-based compensation expenses in accordance with the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123. We use the Black-Scholes option-pricing model which requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be materially impacted. In light of the guidance in Staff Accounting Bulletin No. 107 (“SAB 107”), we re-evaluated the assumptions used to estimate the value of stock options beginning in the second quarter of 2005.

•

Expected volatility:    We determined that implied volatility of publicly traded options in our common stock is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. Therefore, we revised the volatility factor used to estimate the fair value of stock-based compensation awards beginning in the second quarter of 2005 to be based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Prior to the second quarter of 2005, we estimated expected volatility based on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options.

•	Expected Life: Prior to the third quarter of 2003, we granted stock options, which generally vested over three to four-year periods. Since the third quarter of 2003, we began granting fully vested stock options to our employees on a monthly basis. As a result, we changed the expected life from 3.5 years to 1.5 years. In the second quarter of 2004, we revised our estimate of expected life based on our review of historical patterns for exercises of stock options. We bifurcated our option grants into two employee groupings (executive and non-executive) based on exercise behavior and changed the estimate of the expected life from 1.5 years for all option grants in the first quarter of 2004 to 2.5 years for one group and 1 year for the other group beginning in the second quarter of 2004. In the second quarter of 2005, in light of the guidance in SAB 107, we further refined our estimate of expected life for option grants to 4 years for one group and 3 years for the other group from 2.5 years and 1 year, respectively. In determining the estimate, we considered several factors, including the historical option exercise behavior of our employees and the terms and vesting periods of the options granted. We shall continue to monitor the assumptions used to measure stock-based compensation.

Income Taxes

We record a tax provision for the anticipated tax consequences of our reported results of operations. In accordance with SFAS No. 109, Accounting for Income Taxes, the provision for income taxes is computed using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating loss carryforwards. Deferred tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets are expected to be realized or settled. We record a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

As of December 31, 2004, our deferred tax assets, primarily the tax benefits of loss carryforwards, were offset in full by a valuation allowance because of our history of losses through the first quarter of 2003, limited profitable quarters to date and the competitive landscape of online DVD rentals. As a result of our analysis of expected future income at December 31, 2005, it was considered more likely than not that a valuation allowance for deferred tax assets was no longer required resulting in the release of a previously recorded allowance generating a $34.9 million tax benefit. Deferred tax assets do not include the tax benefits attributable to approximately $65 million of excess tax deductions related to stock options. These benefits will only be recorded when realized on tax returns and will be credited to equity at that time.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent fiscal years and our forecast of future market growth, forecasted earnings, future taxable income, the mix of earnings in the jurisdictions in which we operate and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the deferred tax assets recorded on our balance sheet will ultimately be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination.

Descriptions of Statement of Income Components

Revenues:

Revenues include subscription revenues and, for 2005, revenues from the sale of advertising, which were not material. We generate all our subscription revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues. In addition to our most popular service of $17.99 per month, we offer other service plans with different price points that allow subscribers to keep either fewer or more titles at the same time.

Cost of Revenues:

Subscription:

We acquire titles for our library through traditional direct purchase and through revenue sharing agreements with content providers. Traditional buying methods normally result in higher upfront costs than titles obtained through revenue sharing agreements. Cost of subscription revenues consists of revenue sharing expenses, amortization of our DVD library, amortization of intangible assets related to equity instruments issued to certain studios in 2000 and 2001 and postage and packaging costs related to shipping titles to paying subscribers. Costs related to free-trial subscribers are allocated to marketing expenses.

Revenue Sharing Expenses.    Our revenue sharing agreements generally commit us to pay an initial upfront fee for each DVD acquired and also a percentage of revenue earned from such DVD rentals for a defined period of time. A portion of the initial upfront fees are non-recoupable for revenue sharing purposes and are capitalized and amortized in accordance with our DVD library amortization policy. The remaining portion of the initial upfront fee represents prepaid revenue sharing and this amount is expensed as revenue sharing expenses as DVDs subject to revenue sharing agreements are shipped to subscribers. The terms of some revenue sharing agreements with studios obligate us to make minimum revenue sharing payments for certain titles. We amortize minimum revenue sharing prepayments (or accrete an amount payable to studios if the payment is due in arrears) as revenue sharing obligations are incurred. A provision for estimated shortfall, if any, on minimum revenue sharing payments is made in the period in which the shortfall becomes probable and can be reasonably estimated. Additionally, the terms of some revenue sharing agreement with studios provide for rebates based on achieving specified performance levels. We accrue for these rebates as earned based on historical title performance and estimates of demand for the titles over the remainder of the title term.

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

Amortization of Studio Intangible Assets.    In 2000 and 2001, in connection with signing revenue sharing agreements with certain studios, we agreed to issue to each of these studios our Series F Non-Voting Preferred Stock. The studios’ Series F Preferred Stock automatically converted into 3,192,830 shares of common stock upon the closing of our initial public offering. We measured the original issuances and any subsequent adjustments using the fair value of the securities at the issuance and any subsequent adjustment dates. The fair value was recorded as an intangible asset and is amortized to cost of subscription revenues ratably over the remaining term of the agreements which initial terms were either three or five years. As of December 31, 2005, all studio intangible assets were fully amortized.

Postage and Packaging.    Postage and packaging expenses consist of the postage costs to mail titles to and from our paying subscribers and the packaging and label costs for the mailers. The rate for first-class postage was $0.37 between June 29, 2002 and January 7, 2006. The U.S. Postal Service increased the rate of first class postage by 2 cents to $0.39 effective January 8, 2006. We receive discounts on outbound postage costs related to our mail preparation practices.

Fulfillment expenses:

Fulfillment expenses represent those expenses incurred in operating and staffing our shipping and customer service centers, including costs attributable to receiving, inspecting and warehousing our library. Fulfillment expenses also include credit card fees.

Operating Expenses:

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

Gain on disposal of DVDs.    Gain on disposal of DVDs represents the difference between proceeds from sales of DVDs and associated cost of DVD sales. Cost of DVD sales includes the net book value of the DVDs sold, shipping charges and, where applicable, a contractually specified percentage of the sales value for the DVDs that are subject to revenue sharing agreements.

Results of Operations

The following table sets forth, for the periods presented, the line items in our Statements of Income as a percentage of total revenues. The information contained in the table below should be read in conjunction with the financial statements and notes thereto included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended December 31,
	2003	2004	2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues:
Subscription	54.6	54.6	57.7
Fulfillment expenses	11.6	11.3	10.4

Total cost of revenues	66.2	65.9	68.1

Gross profit	33.8	34.1	31.9
Operating expenses:
Technology and development	6.6	4.6	4.5
Marketing	18.5	19.6	20.8
General and administrative	3.5	3.3	4.3
Stock-based compensation	3.9	3.2	2.2
Gain on disposal of DVDs	(0.4)	(0.5)	(0.3)

Total operating expenses	32.1	30.2	31.5

Operating income	1.7	3.9	0.4
Other income (expense):
Interest and other income	0.9	0.4	0.9
Interest and other expense	(0.2)	—	(0.1)

Income before income taxes	2.4	4.3	1.2
Provision for (benefit from) income taxes	—	—	(5.0)

Net income	2.4%	4.3%	6.2%

Revenues

	Year Ended December 31,
	2003	Percent Change	2004	Percent Change	2005
	(in thousands, except percentages and average monthly subscription revenue per paying subscriber)

Revenues	$270,410	85.1%	$500,611	36.3%	$682,213

Other data:
Average number of paying subscribers	1,115	78.3%	1,988	59.4%	3,169
Average monthly revenue per paying subscriber	$20.21	3.8%	$20.98	(14.5%)	$17.94

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably during each subscriber’s monthly subscription period. In addition, in 2005, we generated a small portion of our revenues from the sale of advertising.

The increase in our revenues in 2005 as compared to 2004 was primarily attributable to substantial growth in the average number of paying subscribers as summarized in the table above, offset in part by a decline in average monthly subscription revenue per paying subscriber. We believe the increase in the number of paying subscribers was driven primarily by increased consumer awareness of the benefits of online DVD rentals and continuing improvements in our service. The decline in the average monthly subscription revenue per paying subscriber was a result of the price decrease of our most popular subscription plan coupled with the increased promotion of our lower cost subscription plans. In June 2004, we increased the monthly subscription price of our most popular subscription plan from $19.95 to $21.99. However, effective November 2004, we lowered the price of the most popular subscription plan to $17.99. In addition, we introduced new lower priced subscription plans in the second quarter of 2005. We expect the average revenue per paying subscriber to continue to decline as we promote our lower priced subscription plans.

The increase in our revenues in 2004 as compared to 2003 was primarily as a result of substantial growth in the average number of paying subscribers and to a lesser extent, due to a slight increase in average monthly subscription revenue per paying subscriber. We believe the increase in the number of paying subscribers was driven by the continuing consumer adoption of DVD players, increased consumer awareness of our service and continuing improvements in our service. The increase in the average monthly subscription revenue per paying subscriber was a result of the price increases discussed above.

Churn declined to 4.0 percent in the fourth quarter of 2005 from 4.4 percent in the same period of 2004 and from 4.8 percent in the same period of 2003. We believe the decline was primarily due to the following factors:

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

If we are unable to compete effectively against Blockbuster and our other existing competitors as well as against potential new entrants into the online movie rental subscription business, in both retaining our existing subscribers and attracting new subscribers, our churn will likely increase and our business will be adversely affected.

The following table presents our ending subscriber information:

	As of December 31,
	2003	Percent Change	2004	Percent Change	2005
	(in thousands, except percentages)

Free subscribers	71		124		153
As a percentage of total subscribers	4.8%		4.8%		3.7%
Paid subscribers	1,416		2,486		4,026
As a percentage of total subscribers	95.2%		95.2%		96.3%
Total Subscribers	1,487	75.5%	2,610	60.1%	4,179

Cost of Revenues

	Year Ended December 31,
	2003	Percent Change	2004	Percent Change	2005
	(in thousands, except percentages)
Cost of revenues:
Subscription	$147,736	85.1%	$273,401	44.0%	$393,788
Fulfillment expenses	31,274	81.0%	56,609	25.0%	70,762

Total cost of revenues	$179,010	84.4%	$330,010	40.8%	$464,550

As a percentage of revenues.	66.2%		65.9%		68.1%

Subscription

The increase in cost of subscription for 2005 as compared to 2004 was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 53 percent, which was driven by a 59 percent increase in the number of average paying subscribers offset by a slight decline in monthly movie rentals per average paying subscriber.

•	Postage and packaging expenses increased by 52 percent. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers.

•	DVD amortization increased by 23 percent primarily due to increased acquisitions for our DVD library partially offset by the impact in the current year of $7.8 million related to the change in estimate of useful life of our back-catalogue DVD library made in the third quarter of 2004.

•	Revenue sharing expenses increased by 54 percent. This increase was primarily attributable to the increase in the number of average paying subscribers coupled with a slight increase in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers.

The increase in cost of subscription in 2004 as compared to 2003 was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 102 percent, which was driven by a 78 percent increase in the number of average paying subscribers coupled with a 13 percent increase in monthly movie rentals per average paying subscriber.

•	Postage and packaging expenses increased by 93 percent. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the per-unit postage and packaging cost.

•	DVD amortization increased by 87 percent. This increase was primarily attributable to increased acquisitions for our DVD library partially offset by a reduction in amortization of $10.9 million as a result of the change in estimate related to back-catalogue useful lives.

•	Revenue sharing expenses increased by 80 percent. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, partially offset by a decrease in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers.

Fulfillment expenses

The increase in fulfillment expenses in absolute dollars in 2005 as compared to 2004 was primarily attributable to an increase in credit card fees as a result of the increase in subscriptions, an increase in personnel-

related costs resulting from the higher volume of activities in our customer service and shipping centers and an increase in facility-related costs resulting from expansion of certain of our shipping centers and the addition of new ones.

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

Gross Margin

	Year Ended December 31,
	2003	Percent Change	2004	Percent Change	2005
	(in thousands, except percentages)
Gross profit	$91,400	86.7%	$170,601	27.6%	$217,663
Gross margin	33.8%		34.1%		31.9%

In 2005, in light of discussions with the Securities and Exchange Commission (“SEC”), we reclassified fulfillment expenses in our Consolidated Statements of Income as a component of Cost of revenues. In prior periods we had reported fulfillment expenses as a component of Operating expenses. Accordingly, Cost of revenues, Gross profit and Operating expenses in the Consolidated Statements of Income for 2003 and 2004 have been reclassified to conform to the 2005 presentation. (See Note 1 of Notes to Consolidated Financial Statements).

The decline in gross margin in 2005 as compared to 2004 was primarily attributable to the increase in cost of subscription, offset in part by a decrease in fulfillment expenses as a percentage of revenue. Cost of subscription increased due to a decline in revenue per paid shipment as a result of the price decrease of our most popular service plan implemented in the fourth quarter of 2004, offset partially by the change in estimate related to the useful life of our back-catalogue DVD library and the rapid growth of lower priced plans which produce a higher margin than our most popular subscription plan of $17.99 per month. In addition, the gross margin for 2004 was favorably impacted by certain credits received from studios resulting from amendments to revenue sharing agreements.

If movie rentals per average paying subscriber increases or if we see more shipments of DVDs subject to revenue share, additional erosion in our gross margin will occur. Additionally, the increase in postage rates effective January 8, 2006, may adversely impact our gross margin.

Gross margin increased slightly in 2004 as compared to 2003. This increase was primarily attributable to a decline in fulfillment expenses as a percentage of revenues.

Operating Expenses:

Technology and Development

	Year Ended December 31,
	2003	Percent Change	2004	Percent Change	2005
	(in thousands, except percentages)
Technology and development	$17,884	28.1%	$22,906	35.1%	$30,942
As a percentage of revenues	6.6%		4.6%		4.5%

The increase in technology and development expenses in absolute dollars for 2005 as compared 2004 was primarily the result of an increase in personnel-related and systems infrastructure costs. As a percentage of revenues, technology and development expenses remained constant in 2005 as compared to 2004.

The increase in technology and development expenses in absolute dollars in 2004 as compared to 2003 was primarily the result of an increase in personnel-related costs. As a percentage of revenues, technology and development expenses decreased primarily due to a greater increase in revenues than technology and development expenses.

We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience. Additionally, we are developing solutions for downloading movies to subscribers. As a result, we expect our technology and development expenses will continue to increase in absolute dollars in 2006.

Marketing

	Year Ended December 31,
	2003	Percent Change	2004	Percent Change	2005
	(in thousands, except percentages and subscriber acquisition cost)

Marketing	$49,949	96.3%	$98,027	44.9%	$141,997
As a percentage of revenues	18.5%		19.6%		20.8%

Other data:
Gross subscriber additions	1,571	72.9%	2,716	37.3%	3,729
Subscriber acquisition cost	$31.79	13.5%	$36.09	5.5%	$38.08

The increase in marketing expenses in absolute dollars in 2005 as compared to 2004 was primarily attributable to an increase in marketing program costs, primarily direct mail, radio, television and online advertising, to attract new subscribers. As a percentage of revenues, the increase in marketing expenses was primarily due to a greater increase in marketing expenses than revenues. Subscriber acquisition cost increased in 2005 as compared to 2004 due to an increase in overall marketing program spending and spending on a per acquired subscriber basis offset partially by a decrease in the cost of providing free trials associated with our new lower priced plans, and by a $2.1 million reduction in liability due to the final settlement of certain marketing programs.

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

The competitive landscape, including the continued offering by Blockbuster of its online service, the potential entry of others into the online subscription rental business, could adversely impact our marketing expenditures as we seek to maintain and increase our market leadership. We anticipate that our marketing expense will increase in absolute dollars in 2006 as we grow our business.

General and Administrative

	Year Ended December 31,
	2003	Percent Change	2004	Percent Change	2005
	(in thousands, except percentages)

General and administrative	$9,585	69.9%	$16,287	80.5%	$29,395
As a percentage of revenues	3.5%		3.3%		4.3%

The increase in general and administrative expenses in absolute dollars in 2005 as compared to 2004 was primarily attributable to an increase in legal costs as well as an increase in personnel-related costs, insurance costs and professional fees, to support our growing operations. General and administrative costs in 2005 included an accrual of $8.1 million (net of expected insurance proceeds for reimbursement of legal defense costs of $0.9 million) related to the proposed settlement costs of the Chavez vs. Netflix, Inc. lawsuit. As a percentage of revenues, the increase in general and administrative expenses was primarily due to a greater increase in general and administrative expenses than increase in revenues.

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

We expect our general and administrative expenses will continue to increase in absolute dollars in 2006 in order to support our growing operations.

Stock-Based Compensation

	Year Ended December 31,
	2003	Percent Change	2004	Percent Change	2005
	(in thousands, except percentages)

Stock-based compensation	$10,719	54.7%	$16,587	(13.6)%	$14,327
As a percentage of revenues	3.9%		3.2%		2.2%

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

The decrease in stock-based compensation expense in absolute dollars and as a percentage of revenues in 2005 as compared to 2004 was primarily due to a decrease in the expected volatility assumption used to estimate the fair value of the stock options granted beginning in the second quarter of 2005. However, the impact of this decrease was partially offset by an increase in the expected life assumption used to estimate the fair value of the stock options granted beginning in the second quarter of 2005 and higher expense resulting from larger grants and higher average grant prices.

The increase in stock-based compensation expenses in absolute dollars in 2004 as compared to 2003 was primarily due to higher expenses resulting from larger grants, higher average grant prices and higher volatility assumptions in 2004 as compared to 2003.

Gain on disposal of DVDs:

	Year Ended December 31,
	2003	Percent Change	2004	Percent Change	2005
	(in thousands, except percentages)

Gain on disposal of DVDs	$(1,209)	111.7%	$(2,560)	(22.4)%	$(1,987)
As a percentage of revenues	(0.4)%		(0.5)%		(0.3)%

In prior periods, proceeds from sales of previously viewed DVDs and the related cost of DVDs sold were reported as Sales revenues and Cost of sales revenues, respectively, on our Consolidated Statements of Income. In 2005, in light of discussions with the SEC and consistent with the guidance in SFAS 95 and SFAS 144, we began to report the net gain on sales of DVDs as a separate line item within operating expenses. Accordingly, Sales revenues and Cost of sales revenues in the Consolidated Statements of Income for 2003 and 2004 were reclassified to conform to the 2005 presentation (see Note 1 of Notes to Consolidated Financial Statements).

The decrease in gain on disposal of DVDs in absolute dollars in 2005 as compared to 2004 was primarily attributable to an increase in the cost of DVD sales.

The increase in gain on disposal of DVDs in absolute dollars in 2004 as compared to 2003 was primarily attributable to an increase in volume of DVDs sold, offset in part by an increase in cost of DVD sales.

Interest and Other Income

	Year Ended December 31,
	2003	Percent Change	2004	Percent Change	2005
	(in thousands, except percentages)

Interest and other income, net	$2,457	5.5%	$2,592	122.0%	$5,753
As a percentage of revenues	0.9%		0.4%		0.9%

The increase in interest and other income in 2005 as compared to 2004 was primarily due to higher interest income earned on our cash and cash equivalents due to increased interest rates as well as higher average cash balances.

The increase in interest and other income in 2004 as compared to 2003 was primarily due to an increase in interest and other income as a result of higher average interest earning balances.

Provision for (benefit from) Income Taxes

	2003	2004	2005
	(in thousands, except percentages)

Provision for (benefit from) income taxes	$—	$181	$(33,692)
Effective tax rate	0.0%	0.8%	(404.2)%

In 2005, we recorded an income tax benefit of $33.7 million on pretax income of $8.3 million. Our 2005 income tax benefit includes a tax benefit for the reduction in the valuation allowance of $34.9 million. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets. In the fourth quarter of 2005 we reduced the valuation allowance after determining that substantially all deferred tax assets are more likely than not to be realizable due to expected future income. In 2004, we recorded an income tax provision of $0.2 million on a pre-tax income of $21.8 million. Our effective tax rates for all years differ from the federal statutory rate of 35% primarily due to the valuation allowance in all years.

We currently anticipate that our effective tax rate will be approximately 41% in 2006. The effective rate will be impacted, favorably or unfavorably, by the effect of book and tax stock option expenses in 2006.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, our initial public offering and net cash generated from operating activities. As of December 31, 2005, we had cash and cash equivalents of $212.3 million. We have generated net cash from operations during each quarter since the second quarter of 2001. Many factors will impact our ability to continue to generate and grow cash from our operations including, but not limited to, the number of subscribers who sign up for our service, the growth or reduction in our subscriber base, and our ability to develop new revenue sources. In addition, we may have to or otherwise choose to lower our prices and increase our marketing expenses in order to grow faster or respond to competition. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Key Components of Cash flow:

The following table summarizes our cash flow activities:

	Year Ended December 31,
	2003	Percent Change	2004	Percent Change	2005
	(in thousands, except percentages)
Net cash provided by operating activities	$89,792	64.3%	$147,571	10.4%	$162,977
Net cash provided by (used in) investing activities	$(64,677)	5.7%	$(68,381)	102.9%	$(138,718)
Net cash provided by financing activities	$4,965	12.8%	$5,599	137.8%	$13,314

Operating activities:    Net cash provided by operating activities increased by $15.4 million in 2005 as compared to 2004. The increase in operating cash was primarily attributable to the increase in net income, the increase in amortization of DVD library as a result of increased purchases of titles, increase in depreciation of property and equipment, increase in deferred revenue due to a larger subscriber base and increase in gift subscriptions, and increases in accrued expenses as a result of our growing operations. Net cash provided by operating activities increased by $57.8 million in 2004 as compared to 2003. The increase was primarily attributable to an increase in net income adjusted for an increase in amortization of our DVD library as a result of increased purchases of titles, an increase in stock-based compensation expense and an increase in deferred revenue due to a larger subscriber base.

Investing activities:    Net cash used in investing activities increased by $70.3 million in 2005 as compared to 2004. The increase was primarily because cash used in investing activities in 2004 included net proceeds of

$45.0 million from the sale of our short-term investments. Excluding the impact of the net proceeds from the sale of our short-term investments, cash used in investing activities increased by $25.3 million, primarily due to increased purchases of titles for our DVD library to support our larger subscriber base and increased purchases of property and equipment to support our growing operations in 2005 as compared to 2004.

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

Financing activities:    Net cash provided by financing activities increased by $7.7 million in 2005 as compared to 2004 primarily due to an increase in proceeds from issuance of common stock under our employee stock plans.

Net cash provided by financing activities increased slightly in 2004 as compared to 2003. The increase was primarily attributable to a decrease in the repayment of debt and other obligations offset partially by lower proceeds from issuance of common stock under our employee stock plans.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2005 (in thousands):

	Payments due by period
Contractual Obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$32,682	$9,555	$11,578	$6,476	$5,073
Capital purchase obligations (1)	254	254	—	—	—
Other purchase obligations (2)	15,552	15,552	—	—	—

Total	$48,488	$25,361	$11,578	$6,476	$5,073

(1)	Capital purchase obligations include commitments for purchase of equipment. They were not recorded as liabilities on our balance sheet as of December 31, 2005, as we had not yet received the related goods.

(2)	Other purchase obligations relate primarily to acquisitions for our DVD library. Our purchase orders are based on our current needs and are generally fulfilled by our vendors within short time horizons.

For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 31, 2005. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock issued to Employees. This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (SAB 107) which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued Release 33-8568 delaying the effective date of SFAS 123(R), and as such we will be required to implement the provisions of SFAS No. 123(R) beginning January 1, 2006. We previously adopted the fair value recognition provisions of SFAS No. 123 in the second quarter of 2003, and restated prior periods at that time. Accordingly, we believe SFAS No. 123(R) will not have a material impact on our financial position or results of operations.

In accordance with SAB 107, effective January 1, 2006 we will no longer present stock-based compensation separately on our statements of income. Instead, we will present stock-based compensation in the same lines as cash compensation paid to the same individuals.

Additionally, SFAS 123(R) requires that cash inflows from financing activities on our statement of cash flows include the cash retained as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements in excess of any related stock-based compensation recognizable for financial reporting purposes. These tax benefits shall be determined based on the individual award method. This cash benefit has been included in the determination of cash provided by operating activities on our statement of cash flows in 2004. The change in methods will not likely have a significant negative effect on our cash provided by operating activities in periods after adoption of SFAS 123(R).

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

In September 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-06, “Determining the Amortization Period for Leasehold Improvements after Lease Inception or Acquired in a Business Combination”. EITF 05-06 requires that leasehold improvements acquired in a business combination be capitalized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-06 also requires leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of Statement 13) at the date the leasehold improvements are purchased. EITF 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Early adoption of the consensus is permitted in periods for which financial statements have not been issued. We do not expect the adoption of EITF 05-06 will have a material effect on our financial position or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. Although we will continue to evaluate the application of FSP 115-1 and FSP 124-1, we do not currently believe that the adoption of this standard will have a material impact on our financial position or results of operations.

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

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable, not absolute, assurance of achieving their control objectives. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were ineffective as of the end of the period covered by this report due to the material weakness identified in Management’s Report on Internal Control Over Financial Reporting, below.

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Management identified a material weakness in our internal control over financial reporting as of December 31, 2005 related to our accounting for income taxes. Specifically, our policies and procedures do not include adequate management review of the calculations and related supporting documentation to ensure that its accounting for income taxes is in accordance with generally accepted accounting principles. This material weakness resulted in a material error in the Company’s consolidated financial statements related to the understatement of Deferred Tax Assets in the consolidated balance sheet and the understatement of the Benefit from Income Taxes in the consolidated statement of income. This error was corrected prior to the filing of our 2005 consolidated financial statements included in Item 8 of this Form 10-K.

As a result of the material weakness described above, management has concluded the Company did not maintain effective internal control over financial reporting as of December 31, 2005. Our independent registered public accounting firm has issued an auditors’ report on management’s assessment of our internal control over financial reporting as of December 31, 2005, which report appears on page F-3 of this Annual Report on Form 10-K.

(c)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We are taking the following action to remediate the material weakness described above: implementing additional review procedures to ensure complete supporting documentation is available to ensure compliance with generally accepted accounting principles; this action will be in place in connection with the preparation of our financial statements for the first quarter of 2006.

(d)	Inherent Limitations on Effectiveness of Controls

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

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 14, 2002

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7	Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.11**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.14	Lease between Sobrato Interests II and Netflix, Inc	10-Q	000-49802	10.16	August 2, 2004

10.15†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.16†	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

23.1	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Confidential treatment granted on portions of these exhibits.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan

NETFLIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Netflix, Inc.:

We have audited the accompanying consolidated balance sheets of Netflix, Inc. and subsidiary (the Company) as of December 31, 2004 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. These consolidated financial statements are the responsibility of the management of Netflix, Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netflix, Inc. and subsidiary as of December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Netflix, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and an adverse opinion on the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Netflix, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A, that Netflix, Inc. (the Company) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of a material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Netflix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness, relating to accounting for income taxes, has been identified and included in management’s assessment: The Company’s policies and procedures do not include adequate management review of the calculations and related supporting documentation to ensure that its accounting for income taxes was in accordance with generally accepted accounting principles. This material weakness resulted in a material error in the Company’s consolidated financial statements related to the understatement of Deferred Tax Assets in the consolidated balance sheet and the understatement of the Benefit from Income Taxes in the consolidated statements of income.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Netflix, Inc. and subsidiary as of December 31, 2004 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2005. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 14, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that Netflix, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Netflix, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/    KPMG LLP

Mountain View, California

March 14, 2006

NETFLIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$174,461	$212,256
Prepaid expenses	2,741	7,848
Prepaid revenue sharing expenses	4,695	5,252
Deferred tax assets	—	13,666
Other current assets	5,449	4,669

Total current assets	187,346	243,691
DVD library, net	42,158	57,032
Intangible assets, net	961	457
Property and equipment, net	18,728	40,213
Deposits	1,600	1,249
Deferred tax assets	—	21,239
Other assets	1,000	800

Total assets.	$251,793	$364,681

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$49,775	$63,491
Accrued expenses	13,131	25,563
Deferred revenue	31,936	48,533
Current portion of capital lease obligations	68	—

Total current liabilities	94,910	137,587
Deferred rent	600	842

Total liabilities	95,510	138,429
Commitments and Contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2004 and 2005, respectively; 52,732,025 and 54,755,731 issued and outstanding at December 31, 2004 and 2005, respectively	53	55
Additional paid-in capital	292,843	317,194
Deferred stock-based compensation	(4,693)	(1,326)
Accumulated other comprehensive income	(222)	—
Accumulated deficit	(131,698)	(89,671)

Total stockholders’ equity	156,283	226,252

Total liabilities and stockholders’ equity	$251,793	$364,681

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share data)

	Year ended December 31,
	2003	2004	2005
Revenues	$270,410	$500,611	$682,213
Cost of revenues:
Subscription	147,736	273,401	393,788
Fulfillment expenses*	31,274	56,609	70,762

Total cost of revenues.	179,010	330,010	464,550

Gross profit	91,400	170,601	217,663
Operating expenses:
Technology and development*	17,884	22,906	30,942
Marketing*	49,949	98,027	141,997
General and administrative*	9,585	16,287	29,395
Stock-based compensation	10,719	16,587	14,327
Gain on disposal of DVDs	(1,209)	(2,560)	(1,987)

Total operating expenses	86,928	151,247	214,674

Operating income	4,472	19,354	2,989
Other income (expense):
Interest and other income	2,457	2,592	5,753
Interest and other expense	(417)	(170)	(407)

Income before income taxes	6,512	21,776	8,335
Provision for (benefit from) income taxes	—	181	(33,692)

Net income	$6,512	$21,595	$42,027

Net income per share:
Basic	$0.14	$0.42	$0.79

Diluted	$0.10	$0.33	$0.64

Weighted-average common shares outstanding:
Basic	47,786	51,988	53,528

Diluted	62,884	64,713	65,518

* Amortization of stock-based compensation not included in expense line items:
Fulfillment	$1,349	$1,702	$1,225
Technology and development	3,979	6,561	4,446
Marketing	1,586	2,507	2,565
General and administrative	3,805	5,817	6,091

Total operating expenses	$10,719	$16,587	$14,327

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stock- holders’ Equity
	Shares	Amount
Balances as of December 31, 2002	44,891,590	$45	$260,044	$(11,702)	$774	$(159,805)	$89,356
Net income	—	—	—	—	—	6,512	6,512
Net unrealized losses on available-for-sale securities	—	—	—	—	(178)	—	(178)

Comprehensive income							6,334

Exercise of options	2,657,934	3	4,938	—	—	—	4,941
Issuance of common stock under employee stock purchase plan	345,112	—	1,358	—	—	—	1,358
Issuance of common stock upon exercise of warrants	2,954,734	3	(3)	—	—	—	—
Deferred stock-based compensation, net	—	—	1,067	(1,067)	—	—	—
Stock-based compensation expense	—	—	3,432	7,287	—	—	10,719

Balances as of December 31, 2003	50,849,370	$51	$270,836	$(5,482)	$596	$(153,293)	$112,708
Net income	—	—	—	—	—	21,595	21,595
Net unrealized losses on available-for-sale securities	—	—	—	—	(870)	—	(870)
Reclassification adjustment for realized losses included in net income	—	—	—	—	274	—	274
Cumulative translation adjustment	—	—	—	—	(222)	—	(222)

Comprehensive income	—	—	—	—	—	—	20,777

Exercise of options	1,298,308	1	3,721	—	—	—	3,722
Issuance of common stock under employee stock purchase plan	495,455	1	2,312	—	—	—	2,313
Issuance of common stock upon exercise of warrants	88,892	—	—	—	—	—	—
Deferred stock-based compensation, net	—	—	3,815	(3,815)	—	—	—
Stock-based compensation expense	—	—	11,983	4,604	—	—	16,587
Stock option income tax benefits	—	—	176	—	—	—	176

Balances as of December 31, 2004	52,732,025	$53	$292,843	$(4,693)	$(222)	$(131,698)	$156,283
Net income	—	—	—	—	—	42,027	42,027
Reclassification adjustment for cumulative translation adjustment	—	—	—	—	222	—	222

Comprehensive income	—	—	—	—	—	—	42,249

Exercise of options	1,629,115	2	10,117	—	—	—	10,119
Issuance of common stock under employee stock purchase plan	349,229	—	2,824	—	—	—	2,824
Issuance of common stock upon exercise of warrants	45,362	—	450	—	—	—	450
Deferred stock-based compensation, net	—	—	226	(226)	—	—	—
Stock-based compensation expense	—	—	10,734	3,593	—	—	14,327

Balances as of December 31, 2005	54,755,731	$55	$317,194	$(1,326)	$—	$(89,671)	$226,252

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2004	2005
Cash flows from operating activities:
Net income	$6,512	$21,595	$42,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,720	5,871	9,134
Amortization of DVD library	43,125	80,346	96,883
Amortization of intangible assets	3,146	1,987	985
Stock-based compensation expense	10,719	16,587	14,327
Stock option income tax benefits	—	176	—
Loss on disposal of property and equipment	—	135	—
Loss on disposal of short-term investments	—	274	—
Gain on disposal of DVDs	(1,604)	(2,912)	(3,588)
Non-cash interest expense	103	44	11
Deferred taxes	—	—	(34,905)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(290)	(9,130)	(4,884)
Accounts payable	12,304	17,121	13,716
Accrued expenses	2,523	1,506	12,432
Deferred revenue	8,581	13,612	16,597
Deferred rent	(47)	359	242

Net cash provided by operating activities	89,792	147,571	162,977

Cash flows from investing activities:
Purchases of short-term investments	(1,679)	(586)	—
Proceeds from sale of short-term investments	—	45,013	—
Purchases of property and equipment	(8,872)	(14,962)	(30,619)
Acquisition of intangible asset	—	—	(481)
Acquisitions of DVD library	(55,620)	(102,971)	(113,950)
Proceeds from sale of DVDs	1,833	5,617	5,781
Deposits and other assets	(339)	(492)	551

Net cash used in investing activities	(64,677)	(68,381)	(138,718)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,299	6,035	13,393
Principal payments on notes payable and capital lease obligations	(1,334)	(436)	(79)

Net cash provided by financing activities	4,965	5,599	13,314

Effect of exchange rate changes on cash and cash equivalents	—	(222)	222
Net increase in cash and cash equivalents	30,080	84,567	37,795
Cash and cash equivalents, beginning of period	59,814	89,894	174,461

Cash and cash equivalents, end of period	$89,894	$174,461	$212,256

Supplemental disclosure:
Cash paid for interest	$312	$109	$170
Income taxes paid	—	—	(977)
Non-cash investing and financing activities:
Net unrealized loss on short term investments	(178)	(870)	—

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data and percentages)

1.    Organization and Summary of Significant Accounting Policies

Description of Business

Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 (inception) and began operations on April 14, 1998. The Company is an online movie rental subscription service, providing subscribers with access to a comprehensive library of titles. The Company’s most popular subscription plan allows subscribers to have up to three titles out at the same time with no due dates, late fees or shipping charges for $17.99 per month. In addition, the Company offers a number of other subscription plans to accommodate a variety of movie watching preferences. Subscribers select titles at the Company’s Web site aided by its proprietary recommendation service, receive them on DVD by U.S. mail and return them to the Company at their convenience using the Company’s prepaid mailers. After a title has been returned, the Company mails the next available title in a subscriber’s queue. All of the Company’s revenues are generated in the United States.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned United Kingdom subsidiary. Intercompany balances and transactions have been eliminated. In the fourth quarter of 2005, the Company filed an application to dissolve its United Kingdom subsidiary.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the estimate of useful lives and residual value of its DVD library; the valuation of stock-based compensation; and the recognition and measurement of income tax assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives and residual values surrounding the Company’s DVD library. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.

Reclassifications

Certain amounts in the Company’s prior years’ Consolidated Statements of Income were reclassified to conform with the current period presentation. Proceeds from sales of previously viewed DVDs and the related cost of DVDs sold were reported as Sales revenues and Cost of sales revenues, respectively, on our Consolidated Statements of Income in previous years. In 2005, in light of discussions with the SEC and consistent with the guidance in Statement of Financial Accounting Standards (“SFAS”) 95, “Statement of Cash Flows,” and SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company began to report the net gain on sales of DVDs as a separate line item within Operating income. Accordingly, Sales revenues and Cost of sales revenues contained in the Consolidated Statements of Income for 2003 and 2004 have been reclassified to conform to the 2005 presentation. Cash flows associated with the acquisition of its DVD Library and proceeds from sale of DVDs continue to be classified as cash flows from investing activities in the Consolidated Statements of Cash Flows.

Additionally, in 2005 in light of discussions with the SEC, the Company reclassified fulfillment expenses in its Consolidated Statements of Income as a component of Cost of revenues. In prior periods the Company had reported Fulfillment expenses as a component of Operating expenses. Accordingly, Cost of revenues, Gross

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

profit and Operating expenses in the Consolidated Statements of Income for 2003 and 2004 have been reclassified to conform to the 2005 presentation.

The reclassifications did not impact operating income or net income, working capital or net cash provided by operating activities as previously reported. The following amounts were reclassified for 2003 and 2004:

	Year ended December 31, 2003			Year ended December 31, 2004
Consolidated Statements of Income	As previously reported	Reclassifications	As Reclassified	As previously reported	Reclassifications	As Reclassified
Revenues:
Subscription	$270,410	$—	$270,410	$500,611	$—	$500,611
Sales	1,833	(1,833)	—	5,617	(5,617)	—

Total revenues	272,243	(1,833)	270,410	506,228	(5,617)	500,611
Cost of revenues:						—
Subscription	147,736	—	147,736	273,401	—	273,401
Sales	624	(624)	—	3,057	(3,057)	—
Fulfillment expenses	—	31,274	31,274	—	56,609	56,609

Total cost of revenues	148,360	30,650	179,010	276,458	53,552	330,010

Gross profit	123,883	(32,483)	91,400	229,770	(59,169)	170,601
Operating expenses:
Fulfillment	31,274	(31,274)	—	56,609	(56,609)	—
Technology and development	17,884	—	17,884	22,906	—	22,906
Marketing	49,949	—	49,949	98,027	—	98,027
General and administrative	9,585	—	9,585	16,287	—	16,287
Stock-based compensation	10,719	—	10,719	16,587	—	16,587
Gain on disposal of DVDs	—	(1,209)	(1,209)	—	(2,560)	(2,560)

Total operating expenses	119,411	(32,483)	86,928	210,416	(59,169)	151,247

Operating income	4,472	—	4,472	19,354	—	19,354
Other income (expense):
Interest and other income	2,457	—	2,457	2,592	—	2,592
Interest and other expense.	(417)	—	(417)	(170)	—	(170)

Income before income taxes	6,512	—	6,512	21,776	—	21,776
Provision for (benefit from) income taxes	—	—	—	181	—	181

Net income	$6,512	$—	$6,512	$21,595	$—	$21,595

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

Foreign Currency Translation and Transactions

The financial statements of the Company’s United Kingdom subsidiary were prepared in its local currency and translated into U.S. dollars for reporting purposes. The assets and liabilities are translated at exchange rates in effect at the balance sheet date, while results of operations are translated at average exchange rates for the respective periods. The cumulative effects of exchange rate changes on net assets are included as a part of accumulated other comprehensive income. Net foreign currency transaction gains and losses were not significant for any of the years presented.

In the fourth quarter of 2005, the Company substantially liquidated the assets and liabilities of its United Kingdom subsidiary and accordingly, the cumulative translation adjustment was reclassified from accumulated other comprehensive income in stockholders’ equity and reported in “Interest and Other Expense” for the period.

Cash and Cash Equivalents

The Company considers highly liquid instruments with original maturities of three months or less, at the date of purchase, to be cash equivalents. The Company’s cash and cash equivalents are principally on deposit in short-term asset management accounts at two large financial institutions.

Restricted Cash

As of December 31, 2005, other assets included restricted cash of $500 related to a workers’ compensation insurance deposit.

Short-Term Investments

The Company’s short-term investments are classified as available-for-sale and are recorded at fair market value. Net unrealized gains (losses) are reflected in accumulated other comprehensive income. When the fair value of an investment declines below its original cost, the Company considers all available evidence to evaluate whether the decline in value is other-than-temporary. Among other things, the Company considers the duration and extent to which the market value has declined relative to its cost basis and economic factors influencing the markets, its ability and intent to hold the investments until a market price recovery, and the severity and duration of the impairment. No impairment charges were recorded for the periods presented. Gains and losses on securities sold are determined based on the average cost method and are included in “Interest and other income” in the Consolidated Statements of Income.

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

The Company capitalizes film costs in accordance with Statement of Position 00-2 (“SOP 00-2”) Accounting by Producers or Distributors of Films. Net capitalized film costs are recorded within DVD Library as such amounts are currently not material to the consolidated financial statements. Capitalized film costs include costs to develop and produce movies, which primarily consist of concept development, pre-production and production. Capitalized film costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Once a film is released, capitalized film production costs shall be amortized in the proportion that the revenue during the period for each film bears to the estimated total revenue to be received from all sources for the film (“Ultimate Revenue”) under the individual-film-forecast method as defined in SOP 00-2. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed. The Company makes certain estimates and judgments of Ultimate Revenue for each film based on performance of comparable titles and our knowledge of the industry. Estimates of Ultimate Revenue are reviewed periodically and are revised if necessary. Unamortized film production costs are evaluated for impairment each quarter on a film-by-film basis in accordance with the requirements of SOP 00-2. If forecasts of Ultimate Revenue are not sufficient to recover the unamortized film costs for that film, the unamortized film costs will be written down to fair value.

Amortization of Intangible Assets

Intangible assets are carried at cost less accumulated amortization. The Company amortizes the intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from approximately 2 to 10 years. See Note 3 for further discussion.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to five years, or the lease term, if applicable.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the years presented.

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

Revenue Recognition

Subscription revenues are recognized ratably over each subscriber’s monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of used DVDs are recorded upon shipment.

Cost of Revenues

Subscription.    Cost of subscription consists of revenue sharing expenses, amortization of the DVD library, amortization of intangible assets related to equity instruments issued to studios, and postage and packaging expenses related to DVDs provided to paying subscribers. Revenue sharing expenses are recorded as DVDs subject to revenue sharing agreements are shipped to subscribers.

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

Fulfillment expenses.    Fulfillment expenses represent those costs incurred in operating and staffing the Company’s fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company’s DVD library. Fulfillment expenses also include credit card fees.

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

Marketing

Marketing expenses consist of payroll and related expenses and advertising expenses. Advertising expenses include marketing program expenditures and other promotional activities, including revenue sharing expenses, postage and packaging expenses and library amortization related to free trial periods. Advertising costs are expensed as incurred except for advertising production costs, which are expensed the first time the advertising is run. Advertising expense totaled approximately $46,459, $91,799 and $135,874 in 2003, 2004 and 2005, respectively.

In November of 2002, the Emerging Issues Task Force (“ EITF”) reached a consensus on Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for cash consideration given to a reseller of a vendor’s products from the vendor. The Company and its vendors participate in a variety of cooperative advertising programs and other promotional programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising of the vendor’s products. If the consideration received represents reimbursement of specific

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

incremental and identifiable costs incurred to promote the vendor’s product, it is recorded as an offset to the associated marketing expense incurred. Any reimbursement greater than the specific incremental and identifiable costs incurred is recognized as a reduction of cost of revenues when recognized in the Company’s statements of income.

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

Comprehensive Income (Loss)

The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive loss and the components of accumulated other comprehensive income are presented in the accompanying consolidated statements of stockholders’ equity (deficit). Tax effects of other comprehensive income (loss) are not material for any period presented.

Net Income Per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options, warrants to purchase common stock and shares currently purchasable pursuant to our employee stock purchase plan using the treasury stock method.

The shares used in the computation of net income per share are as follows (rounded to the nearest thousand):

	Year Ended December 31,
	2003	2004	2005
Weighted-average shares outstanding—basic	47,786,000	51,988,000	53,528,000
Effect of dilutive potential common shares:
Warrants.	9,972,000	8,571,000	8,354,000
Employee stock options	5,126,000	4,154,000	3,636,000

Weighted-average shares outstanding—diluted.	62,884,000	64,713,000	65,518,000

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

Employee stock options with exercises prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation (rounded to the nearest thousand):

	Year Ended December 31,
	2003	2004	2005
Employee stock options	113,000	676,000	1,023,000

The weighted average exercise price of excluded outstanding stock options was $17.03, $30.71 and $28.39 for the years ended December 31, 2003, 2004 and 2005, respectively.

Stock-Based Compensation

Prior to the second quarter of 2003, the Company accounted for its stock-based employee compensation plans using the intrinsic-value method. During the second quarter of 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123, for all stock-based compensation. The Company elected to apply the retroactive restatement method under SFAS No. 148 and all prior periods presented were restated to reflect the compensation costs that would have been recognized had the fair value recognition provisions of SFAS No. 123 been applied to all awards granted.

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

As a result of the measures it undertook to prepare for the launch of its online subscription service in the United Kingdom, the Company reorganized its business in the third quarter of 2004 into two geographical segments: United States and International. In the fourth quarter of 2004, due to the Company’s decision to focus its resources on defending its market leadership position in the United States and to postpone its expansion into the United Kingdom market, the Company reverted to having a single operating segment. Accordingly, as of December 31, 2004 and 2005, the Company was organized in a single operating segment for purposes of making operating decisions and assessing performance in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. As a result, the net loss of $4,626 incurred in its ‘International’ segment in 2004 is included within the operating results of the United States segment for 2004. The Company’s Chief Executive Officer, who is the chief operating decision maker as defined in SFAS No. 131, evaluates performance, makes operating decisions and allocates resources based on financial data consistent with the presentation in the accompanying financial statements.

In conjunction with the closure of its operations in the United Kingdom, the Company incurred charges of approximately $857 in 2004 related to the severance and benefits for the termination of employees and estimated future obligations for non-cancelable lease payments for its facilities in the United Kingdom. The expenses associated with the closure were included in fulfillment, marketing and general and administrative expenses in the Consolidated Statements of Income for 2004. As of December 31, 2004, the remaining obligations of $366

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

were reflected in accrued expenses in the Consolidated Balance Sheet. There were no remaining obligations at December 31, 2005.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard replaces SFAS No. 123, Accounting for Stock-Based Compensation and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin 107 (“SAB 107”) which summarizes the views of the SEC staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. In April 2005, the SEC issued Release 33-8568 delaying the effective date of SFAS 123(R), and as such the Company will adopt the provisions of SFAS No. 123(R) beginning January 1, 2006. The Company previously adopted the fair value recognition provisions of SFAS No. 123 in the second quarter of 2003, and restated prior periods at that time. Accordingly the Company believes SFAS No. 123(R) will not have a material impact on its financial position or results of operations.

In accordance with SAB 107, effective January 1, 2006 the Company will no longer present stock-based compensation separately on its statements of income. Instead, it will present stock-based compensation in the same lines as cash compensation paid to the same individuals.

Additionally, SFAS 123(R) requires that cash inflows from financing activities on the Company’s statement of cash flows include the cash retained as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements in excess of any related stock-based compensation recognizable for financial reporting purposes. These tax benefits shall be determined based on the individual award method. This cash benefit has been included in the determination of cash provided by operating activities on our statement of cash flows in 2004. The change in methods will not likely have a significant negative effect on our cash provided by operating activities in periods after adoption of SFAS 123(R).

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

In September 2005, the Emerging Issues Task Force (“EITF”) issued EITF 05-06, “Determining the Amortization Period for Leasehold Improvements after Lease Inception or Acquired in a Business Combination”. EITF 05-06 requires that leasehold improvements acquired in a business combination be capitalized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured at the date of acquisition. EITF 05-06 also requires leasehold improvements that are placed in service significantly after and not contemplated at or near the beginning of the lease term should be amortized over the shorter of the useful life of the assets or a term that includes required lease periods and renewals that are deemed to be reasonably assured (as defined in paragraph 5 of Statement 13, “Accounting for Leases”) at the date the leasehold improvements are purchased. EITF 05-06 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. Early adoption of the consensus is permitted in periods for which financial statements have not been issued. The Company does not expect the adoption of EITF 05-06 will have a material effect on its financial position or results of operations.

In November 2005, the FASB issued FSP FAS 115-1 and FAS 124-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which provides guidance on determining when investments in certain debt and equity securities are considered impaired, whether that impairment is other-than-temporary, and on measuring such impairment loss. FSP 115-1 also includes accounting considerations subsequent to the recognition of an other-than temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. FSP 115-1 is required to be applied to reporting periods beginning after December 15, 2005. Although the Company will continue to evaluate the application of FSP 115-1 and FSP 124-1, it does not currently believe that the adoption of this standard will have a material impact on its financial position or results of operations.

2.    DVD Library

The Company acquires DVDs from studios and distributors through either direct purchases or revenue sharing agreements. The Company acquires DVDs for the purpose of renting them to its subscribers and earning subscription rental revenues and as such, the Company considers its DVD library to be a productive asset. Accordingly, the Company classifies its DVD Library as a non-current asset on its Consolidated Balance Sheet. Additionally, in accordance with SFAS 95 Statement of Cash Flows, cash outflows for the acquisition of the DVD Library, including any upfront non-refundable payments required under revenue sharing agreements, are classified as cash flows from investing activities on the Company’s Consolidated Statements of Cash Flows.

The Company amortizes its DVD library, less estimated salvage value, on a “sum-of-the-months” accelerated basis over its estimated useful life. The useful life of the new-release DVDs and back-catalogue DVDs is estimated to be 1 year and 3 years, respectively. In estimating the useful life of the DVD library, the Company takes into account library utilization as well as an estimate for lost or damaged DVDs. Volume purchase discounts received from studios on the purchase of titles are recorded as a reduction of DVD library inventory when earned.

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

In the third quarter of 2004, the Company determined that it was selling fewer previously rented DVDs than estimated but at an average selling price higher than historically estimated. The Company therefore revised its estimate of salvage values on direct purchase DVDs. For those direct purchase DVDs that the Company estimates it will sell at the end of their useful lives, a salvage value of $3.00 per DVD has been provided effective July 1, 2004. For those DVDs that the Company does not expect to sell, no salvage value is provided. Simultaneously with the change in accounting estimate of expected salvage values, the Company recorded a write-off of approximately $1.9 million related to non-recoverable salvage value in the third quarter of 2004.

The revenue sharing agreements enable the Company to obtain DVDs at a lower upfront cost than under traditional direct purchase arrangements. Under the revenue sharing agreements, the Company shares a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, or the Title Term, which is typically twelve months for each DVD title. The revenue sharing expense associated with the use of each title is expensed to cost of revenues and is reflected in cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows. At the end of the Title Term, the Company generally has the option of either returning the DVD title to the studio, destroying the title or purchasing the title. In addition, the Company remits an upfront non-refundable payment to acquire titles from the studios and distributors under revenue sharing agreements. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with the Company’s DVD library amortization policy. This payment may also include a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is charged to expense as future revenue sharing obligations are incurred.

DVD library and accumulated amortization consisted of the following:

	As of December 31,
	2004	2005
DVD library	$198,216	$304,490
Less accumulated amortization	(156,058)	(247,458)

DVD library, net.	$42,158	$57,032

3.    Intangible Assets

Intangible assets and accumulated amortization consisted of the following:

	As of December 31, 2004			As of December 31, 2005
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Studio intangible assets	$11,528	$(10,567)	$961	$11,528	$(11,528)	$—
Strategic marketing alliance intangible assets	416	(416)	—	416	(416)	—
Patents	—	—	—	481	(24)	457

Total	$11,944	$(10,983)	$961	$12,425	$(11,968)	$457

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

The Company measured the original issuances and any subsequent adjustments using the fair value of the securities at the issuance and any subsequent adjustment dates. The fair value was recorded as intangible assets with a corresponding credit to additional paid-in capital. The intangible assets are being amortized to cost of subscription revenues ratably over the remaining term of the agreements which initial terms were three to five years. The Studio intangible assets were fully amortized in 2005.

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

Patents

In 2005, the Company capitalized $481 related to certain technology patents acquired. The capitalized patents are being amortized to ‘Technology and Development’ in the Consolidated Statements of Income over the remaining useful life of the patents, the last of which expires in September 2015. The annual amortization expense of the patents that existed as of December 31, 2005 is expected to be approximately $47 for each of the five succeeding years.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

4.    Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

		As of December 31, 2005
		2004	2005
Computer equipment	3 years	$15,866	$22,549
Other equipment	3-5 years	8,072	19,641
Computer software, including internal-use software	1-3 years	10,094	13,061
Furniture and fixtures	3 years	1,193	1,240
Leasehold improvements	Over life of lease	2,482	2,866
Capital work-in-progress		4,498	13,266

Property and equipment, gross		42,205	72,623
Less: accumulated depreciation		(23,477)	(32,410)

Property and equipment, net		$18,728	$40,213

Capital work-in-progress consists primarily of approximately $9,974 of leasehold improvements associated with the Company’s newly constructed corporate headquarters in Los Gatos, California. The Company occupied the facility upon its completion in January 2006, at which time it commenced amortization of the related leasehold improvements. The leasehold improvements are being amortized over the shorter of the lease term or the estimated useful life of the related assets.

Property and equipment included approximately $6,173 of assets under capital leases as of December 31, 2004 and 2005. Accumulated amortization under these leases totaled $6,156 and $6,173 as of December 31, 2004 and 2005, respectively. The related amortization is included in depreciation expense.

Internal-use software included approximately $6,301 and $8,054 of internally incurred capitalized software development costs as of December 31, 2004 and 2005, respectively. Accumulated amortization of capitalized software development costs totaled $5,408 and $6,959 as of December 31, 2004 and 2005, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31, 2005
	2004	2005
Accrued state sales and use tax	$4,736	$6,656
Employee benefits	2,709	3,513
Accrued settlement costs	—	8,589
Other	5,686	6,805

Total accrued expenses	$13,131	$25,563

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

5.    Warrants

In April 2000, in connection with the sale of Series E preferred stock, the Company sold warrants to purchase 533,003 shares of Series E preferred stock at a price of $0.01 per share. The warrants had an exercise price of $14.07 per share. In July 2001, in connection with a modification of the terms of the Series E preferred stock, certain Series E warrant holders agreed to the cancellation of warrants to purchase 500,487 shares of Series E preferred stock. The remaining warrants to purchase 32,516 shares of Series E preferred stock were exercisable at $14.07 per share. These shares automatically converted into 44,298 shares of the Company’s common stock at $10.33 per share upon the closing of the initial public offering in May 2002. As of December 31, 2004, warrants to purchase 44,298 shares of the Company’s common stock were outstanding. The warrants were exercised in 2005, and accordingly, none of these warrants were outstanding as of December 31, 2005.

In November 2000, in connection with an operating lease, the Company issued a warrant that provided the lessor the right to purchase 40,000 shares of common stock at $3.00 per share. The Company accounted for the fair value of the warrant of approximately $216 as an increase to additional paid-in capital with a corresponding increase to other assets. This asset is being amortized over the term of the related operating lease, which is five years. The warrants were exercised in 2004 and accordingly, as of December 31, 2004 and December 31, 2005, no warrants were outstanding in connection with the operating lease.

In July 2001, in connection with borrowings under subordinated promissory notes, the Company issued to the note holders warrants to purchase 13,637,894 shares of the Company’s common stock at $1.50 per share. The Company accounted for the fair value of the warrants of $10,884 as an increase to additional paid-in capital with a corresponding discount on subordinated notes payable. As of December 31, 2003, warrants to purchase 9,112,870 shares of the Company’s common stock remained outstanding. Warrants to purchase 12,750 shares were exercised in 2004 and accordingly, as of December 31, 2004, warrants to purchase 9,100,120 shares of the Company’s common stock remained outstanding. In 2005, warrants to purchase 1,894 shares were exercised, and accordingly, 9,098,226 warrants were outstanding as of December 31, 2005.

In July 2001, in connection with a capital lease agreement, the Company granted warrants to purchase 170,000 shares of common stock at an exercise price of $1.50 per share. The fair value of approximately $172 was recorded as an increase to additional paid-in capital with a corresponding reduction to the capital lease obligations. The debt discount is being accreted to interest expense over the term of the lease agreement, which is 45 months. As of December 31, 2004 and December 31, 2005, no warrants were outstanding in connection with the capital lease agreement.

In July 2001, the Company issued a warrant to purchase 100,000 shares of Series F preferred stock at $9.38 per share to a Web portal company in connection with an integration and distribution agreement. The fair market value of the warrants of approximately $18 was recorded as marketing expense and an increase to additional paid-in capital. These shares automatically converted into 66,666 shares of the Company’s common stock at $14.07 per share upon the closing of the initial public offering in May 2002. The warrant was exercised in 2004 and accordingly, as of December 31, 2004 and December 31, 2005, no warrants were outstanding in connection with the integration and distribution agreement.

The Company calculated the fair value of the warrants using the Black-Scholes valuation model with the following assumptions: the terms of the warrants ranging from 4 to 10 years; risk-free rates between 4.92% to 6.37%; volatility of 80%; and dividend yield of 0.0%.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

6.    Commitments and Contingencies

Lease Commitments

The Company leases facilities under non-cancelable operating leases with various expiration dates through 2012. The facilities generally require the Company to pay property taxes, insurance and maintenance costs. Further, several lease agreements contain rent escalation clauses and/or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of earnings. The Company has the option to extend or renew most of its leases which may increase the future minimum lease commitments.

Future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2005 are as follows:

Year Ending December 31,	Operating Leases
2006	$9,555
2007	$6,299
2008	$5,279
2009	$3,736
2010	$2,740
Thereafter	$5,073

Total minimum payments	$32,682

Rent expense associated with the operating leases was $3,454, $6,871 and $7,465 for the years ended December 31, 2003, 2004 and 2005, respectively.

Litigation

From time to time, in the normal course of its operations, the Company is a party to litigation matters and claims, including claims relating to employee relations and business practices. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict. The Company expenses legal fees as incurred. Listed below are material legal proceedings to which the Company is a party. An unfavorable outcome of any of these matters could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

Between July 22 and September 9, 2004, seven purported securities class action suits were filed in the United States District Court for the Northern District of California against the Company and, in the aggregate, Reed Hastings, W. Barry McCarthy, Jr., and Leslie J. Kilgore. These class action suits were consolidated in January 2005, and a consolidated complaint was filed on February 24, 2005. The complaint alleges violations of certain federal securities laws, seeking unspecified damages on behalf of a class of purchasers of the Company’s common stock between October 1, 2003 and October 14, 2004. The plaintiffs allege that the Company made false and misleading statements and omissions of material facts based on its disclosure regarding churn and delivery speed, claiming alleged violations by each named defendant of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder and alleged violations by certain of its

.NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

officers of Section 20A of Securities Exchange Act of 1934. On June 28, 2005, the Court dismissed the action with leave to amend. Plaintiffs did so amend, and the Company filed a motion to dismiss the amended complaint. Following a hearing on that motion, the Court dismissed the action with prejudice on November 18, 2005.

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, breach of contract as well as claims relating to the Company’s statements regarding DVD delivery times. The Company previously reported a tentative settlement. On March 8, 2006, the Company entered into an amended settlement which remains subject to revision and final court approval. A hearing for final approval is scheduled for March 22, 2006. Under the terms of the amended settlement, Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were a member on October 19, 2005 are eligible to receive a free one-month upgrade in service level and Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were not a member on October 19, 2005 are eligible to receive a free one-month Netflix membership of either the 1, 2 or 3 DVDs at-a-time unlimited program. The Company has also agreed to pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $2,528. The Company estimates the total cost of the settlement will be approximately $8,953 with the actual cost dependent upon many unknown factors such as the number of former Netflix subscribers who will claim the settlement benefit. In accordance with SFAS No. 5, Accounting for Contingencies, we have estimated and recorded a charge against earnings in General and administrative expenses of $8,953 associated with the legal fees and the free one month membership to former subscribers in 2005. The charge for the free one month upgrade to the next level program for existing subscribers will be recorded when the subscribers utilize the upgrade. The Company also recorded an insurance receivable of $861 in 2005, representing the portion of legal fees to be reimbursed by the Company’s insurer. The Company denies any wrongdoing or liability. There can be no assurance that failure to approve the settlement will not have a material adverse effect on the Company.

On October 19, 2004, Doris Staehr and Steve Staehr, shareholders claiming to be acting on the Company’s behalf, filed a shareholder derivative suit in the Superior Court of the State of California for the County of Santa Clara against certain officers and certain current and former members of the board of directors, specifically Reed Hastings, Barry McCarthy, Thomas R. Dillon, Leslie J. Kilgore, Richard Barton, Timothy Haley, Jay Hoag, A. Robert Pisano, Michael Schuh and Michael Ramsay. The plaintiffs claim that the named defendants breached their fiduciary duties by allowing allegedly false and misleading statements to be made regarding, among other things, churn. They also claim that the named defendants illegally traded the Company’s stock while in possession of material nonpublic information. In addition, the plaintiffs assert claims for abuse of control, gross mismanagement, waste and unjust enrichment. The lawsuit seeks, on the Company’s behalf, unspecified compensatory and enhanced damages, disgorgement of profits earned through alleged insider trading, recovery of attorneys’ fees and costs, and other relief. Following a request for dismissal by the plaintiffs, the Court dismissed the action without prejudice on January 18, 2006.

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

8.    Stockholders’ Equity

Preferred Stock

The Company has authorized 10 million shares of undesignated preferred stock with par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 31, 2004 and 2005.

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

Under the 2002 Employee Stock Purchase Plan, shares of the Company’s common stock may be purchased over an offering period with a maximum duration of two years at 85 percent of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may invest up to 15 percent of their gross compensation through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

period. During 2004 and 2005, employees purchased 495,455 and 349,229 shares at average prices of $4.67 and $8.09 per share, respectively. As of December 31, 2005, 1,881,376 shares were available for future issuance under the 2002 Employee Stock Purchase Plan.

Stock Option Plans

In December 1997, the Company adopted the 1997 Stock Plan, which was amended and restated in October 2001. The 1997 Stock Plan provides for the issuance of stock purchase rights, incentive stock options or non-statutory stock options. 643,884 remaining shares reserved but not yet issued under the 1997 Stock Plan as of the effective date of the Company’s initial public offering were added to the total reserved shares under the 2002 Stock Plan and deducted from the total reserved shares under the 1997 Stock Plan. As of December 31, 2005, 613,342 shares were reserved for future issuance under the 1997 Stock Plan.

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

As of December 31, 2005, 3,969,491 shares were reserved for future issuance under the 2002 Stock Plan.

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

A summary of the activities related to the Company’s options is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2002	1,821,946	8,201,060	$1.71
Authorized	2,000,000	—	—
Granted	(705,030)	705,030	$16.78
Exercised	—	(2,657,934)	$1.86
Canceled	351,572	(351,572)	$2.24

Balances as of December 31, 2003	3,468,488	5,896,584	$3.42
Authorized	2,000,000	—	—
Granted	(1,447,940)	1,447,940	$22.04
Exercised	—	(1,298,308)	$2.87
Canceled	230,464	(230,464)	$10.20

Balances as of December 31, 2004	4,251,012	5,815,752	$7.91
Authorized	2,000,000	—	—
Granted	(1,741,319)	1,741,319	$15.30
Exercised	—	(1,629,115)	$6.22
Canceled	73,140	(73,140)	$19.68

Balances as of December 31, 2005	4,582,833	5,854,816	$10.43

Options exercisable as of December 31:
2003		3,367,308	$4.21
2004		4,845,243	$8.97
2005		5,673,167	$10.65

The following table summarizes information on outstanding and exercisable options as of December 31, 2005:

Options Outstanding
Exercise Price	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Options Exercisable
				Number of Options	Weighted- Average Exercise Price
$0.08–$1.50	2,680,827	5.76	$1.50	2,590,865	$1.50
$1.51–$10.83	717,346	8.00	$7.90	639,811	$8.20
$10.84–$14.27	741,913	8.77	$12.03	727,761	$12.05
$14.28–$21.45	748,434	9.05	$17.70	748,434	$17.70
$21.46–$34.75	741,232	8.70	$28.48	741,232	$28.48
$34.76–$36.38	225,064	8.25	$35.87	225,064	$35.87

	5,854,816	7.31	$10.43	5,673,167	$10.65

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

During the third quarter of 2003, the Company began granting stock options to its employees on a monthly basis. Such stock options are designated as non-qualified stock options and vest immediately, in comparison with the three to four-year vesting periods for stock options granted prior to the third quarter of 2003. As a result of immediate vesting, stock-based compensation expense determined under SFAS No. 123 is fully recognized upon the stock option grants. For those stock options granted prior to the third quarter of 2003 with three to four-year vesting periods, the Company continues to amortize the deferred compensation related to the stock options over their remaining vesting periods using the accelerated multiple-option approach.

The fair value of employee stock options granted as well as the fair value of shares issued under the employee stock purchase plan was estimated using the Black-Scholes option pricing model. The following table summarizes the weighted-average assumptions used to value option grants:

	Stock Options			Employee Stock Option Plan
	2003	2004	2005	2003	2004	2005
Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	69%	78%	59%	68%	77%	45%
Risk-free interest rate	1.59%	2.23%	3.67%	1.34%	1.83%	3.80%
Expected life (in years)	1.95	1.85	3.08	1.3	1.3	1.3

In estimating expected volatility, the Company considers historical volatility, volatility in market-traded options on its common stock and other relevant factors in accordance with SFAS No. 123. In light of the guidance in SAB 107, the Company reevaluated the assumptions used to estimate the value of stock options granted in the second quarter of 2005. The Company revised the volatility factor used to estimate the fair value of stock-based compensation awarded beginning in second quarter of 2005 to be based on a blend of historical volatility of its common stock and implied volatility of tradable forward call options to purchase shares of its common stock. Prior to the second quarter of 2005, the Company estimated future volatility based on historical volatility of its common stock over the most recent period commensurate with the estimated expected life of the Company’s stock options.

In addition, the Company bases its expected life assumption on several factors, including the historical option exercise behavior of its employees and the terms and vesting periods of the options granted. Beginning with the second quarter of 2004, the Company bifurcated its option grants into two employee groupings (executive and non-executive) based on exercise behavior and changed the estimate of the expected life from 1.5 years for all option grants in the first quarter of 2004 to 2.5 years for one group and 1 year for the other group in the second quarter of 2004. In the second quarter of 2005, in light of the guidance in SAB 107, the Company refined its estimate of expected term for option grants from 2.5 years for one group and 1 year for the other group to 4 years and 3 years, respectively. The Company will continue to monitor the assumptions used to measure stock-based compensation.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

The weighted-average fair value of employee stock options granted during 2003, 2004 and 2005 was $5.98, $8.45 and $6.16 per share, respectively. The weighted-average fair value of shares granted under the employee stock purchase plan during 2003, 2004 and 2005 was $4.43, $10.00 and $6.68 per share, respectively.

9.    Income Taxes

The components of provision for (benefit from) income taxes for all periods presented were as follows:

	Year Ended December 31,
	2003	2004	2005
Current tax provision:
Federal	$—	$4	$633
State	—	1	580

Total current	—	5	1,213
Deferred tax provision:
Federal	—		(31,453)
State	—	—	(3,452)

Total deferred	—	—	(34,905)
Amounts credited to equity for realized benefit of additional tax stock option deductions	—	176	—

Provision for (benefit from) income taxes	$—	$181	$(33,692)

Provision for (benefit from) income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income as a result of the following:

	Year Ended December 31,
	2003	2004	2005
Expected tax expense at U.S. federal statutory rate of 35%	$2,214	$7,404	$2,917
State income taxes, net of Federal income tax effect	—	28	377
Valuation allowance	(5,914)	(3,816)	(35,596)
Stock-based compensation	3,644	(3,471)	(1,433)
Other	56	36	43

Provision for (benefit from) income taxes	$—	$181	$(33,692)

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

The tax effects of temporary differences and tax carryforwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	Year Ended December 31,
	2004	2005
Deferred tax assets:
Net operating loss carryforwards	$30,491	$9,905
Accruals and reserves	853	3,880
Depreciation	843	10,841
Stock-based compensation	6,978	9,728
Other	14	647

Gross deferred tax assets	39,179	35,001
Valuation allowance against deferred tax assets	(39,179)	(96)

Net deferred tax assets	$—	$34,905

The total valuation allowance for the years ended December 31, 2004 and 2005 decreased by $5,671 and $39,083, respectively.

The Company continuously monitors the circumstances impacting the expected realization of its deferred tax assets. As of December 31, 2004, the Company’s deferred tax assets were offset in full by a valuation allowance because of its history of losses, limited profitable quarters to date and the competitive landscape of online DVD rentals. As a result of the Company’s analysis of expected future income at December 31, 2005, it was considered more likely than not that substantially all deferred tax assets would be realized, resulting in the release of the previously recorded valuation allowance, and generating a $34,905 tax benefit. In evaluating its ability to realize the deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The remaining valuation allowance is related to capital losses which can only be offset against future capital gains.

As of December 31, 2005, the Company had net operating loss carryforwards for federal tax purposes of approximately $27 million, excluding approximately $65 million attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized. The federal net operating loss carryforwards will expire from 2019 to 2025, if not previously utilized.

10.    Employee Benefit Plan

The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 15 percent of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board of Directors. During 2003, 2004 and 2005, the Company’s matching contributions totaled $0, $379 and $905, respectively.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share, per share and percentages)

11.    Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (2)
2004
Total revenues	$99,823	$119,710	$140,414	$140,664
Gross profit	$32,589	$35,733	$54,271	$48,008
Net income (loss)	$(5,790)	$2,891	$18,925	$5,569
Net income (loss) per share:
Basic	$(0.11)	$0.06	$0.36	$0.11
Diluted	$(0.11)	$0.04	$0.29	$0.09
Subscribers at end of period	1,932	2,093	2,229	2,610

2005
Total revenues	$152,446	$164,027	$172,740	$193,000
Gross profit	$41,766	$46,510	$57,318	$72,069
Net income (loss)	$(8,814)	$5,684	$6,946	$38,211
Net income (loss) per share:
Basic	$(0.17)	$0.11	$0.13	$0.70
Diluted	$(0.17)	$0.09	$0.11	$0.57
Subscribers at end of period	3,018	3,196	3,592	4,179

(1)	Previously reported quarterly results have been adjusted to reflect the impact of the reclassifications described in Note 1.

(2)	Net income for the fourth quarter includes a benefit of realized deferred tax assets of $34,905, or approximately $0.52 per diluted share, related to the recognition of the Company’s deferred tax assets (See Note 9).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated: March 16, 2006	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: March 16, 2006	By:	/s/ BARRY MCCARTHY
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

Signature	Title	Date

/S/ REED HASTINGS Reed Hastings	President, Chief Executive Officer and Director (principal executive officer)	March 16, 2006

/S/ BARRY MCCARTHY Barry McCarthy	Chief Financial Officer (principal financial and accounting officer)	March 16, 2006

/S/ RICHARD BARTON Richard Barton	Director	March 16, 2006

/S/ TIMOTHY M. HALEY Timothy M. Haley	Director	March 16, 2006

/S/ JAY C. HOAG Jay C. Hoag	Director	March 16, 2006

/S/ GREG STANGER Greg Stanger	Director	March 16, 2006

/S/ MICHAEL N. SCHUH Michael N. Schuh	Director	March 16, 2006

/S/ A. GEORGE BATTLE A. George Battle	Director	March 16, 2006

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 14, 2002

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.7	Lease Agreement with Lincoln-Recp Oakland Opco, LLC, as amended	S-1	333-83878	10.8	March 6, 2002

10.11**	Letter Agreement between the registrant and Columbia TriStar Home Entertainment, Inc.	S-1/A	333-83878	10.12	May 20, 2002

10.12**	Revenue Sharing Output License Terms between the registrant and Warner Home Video	S-1/A	333-83878	10.13	May 20, 2002

10.13	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.14	Lease between Sobrato Interests II and Netflix, Inc	10-Q	000-49802	10.16	August 2, 2004

10.15†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.16†	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

23.1	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**Confidential	treatment granted on portions of these exhibits.

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicatesa management contract or compensatory plan