Form 10-Q
period 2006-03-31
NETFLIX INC
filed 2006-05-09
CIK 1065280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-49802

Netflix, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	77-0467272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

100 Winchester Circle, Los Gatos, California 95032

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

Large accelerated filer  ☐                            Accelerated filer  ☒                            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of May 4, 2006, there were 59,473,862 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	March 31, 2005	March 31, 2006
Revenues	$152,446	$224,126
Cost of revenues:
Subscription	93,986	126,220
Fulfillment expenses*	17,135	22,045

Total cost of revenues	111,121	148,265

Gross profit	41,325	75,861
Operating expenses:
Technology and development*	8,566	11,206
Marketing*	36,549	52,968
General and administrative*	6,688	8,292
Gain on disposal of DVDs	(695)	(1,387)

Total operating expenses	51,108	71,079

Operating income (loss)	(9,783)	4,782
Other income (expense):
Interest and other income	1,051	2,452
Interest and other expense	(38)	—

Income (loss) before income taxes	(8,770)	7,234
Provision for income taxes	44	2,830

Net income (loss)	$(8,814)	$4,404

Net income (loss) per share:
Basic	$(.17)	$.08

Diluted	$(.17)	$.07

Weighted average common shares outstanding:
Basic	52,816	55,213

Diluted	52,816	66,456

*Amortization of stock-based compensation included in expense line items:
Fulfillment	$441	$260
Technology and development	1,411	965
Marketing	746	554
General and administrative	1,681	1,531

	$4,279	$3,310

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	December 31, 2005	March 31, 2006
Assets
Current assets:
Cash and cash equivalents	$212,256	$227,765
Prepaid expenses	7,848	4,233
Prepaid revenue sharing expenses	5,252	5,796
Deferred tax assets	13,666	12,090
Other current assets	4,669	5,436

Total current assets	243,691	255,320
DVD library, net	57,032	73,995
Intangible assets, net	457	445
Property and equipment, net	40,213	40,088
Deposits	1,249	1,290
Deferred tax assets	21,239	20,757
Other assets	800	1,050

Total assets	$364,681	$392,945

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,491	$77,996
Accrued expenses	25,563	28,312
Deferred revenue	48,533	47,925

Total current liabilities	137,587	154,233
Deferred rent	842	912

Total liabilities	138,429	155,145
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2005 and March 31, 2006; 54,755,731 and 55,510,338 issued and outstanding at December 31, 2005 and March 31, 2006, respectively	55	55
Additional paid-in capital	315,868	323,012
Accumulated deficit	(89,671)	(85,267)

Total stockholders’ equity	226,252	237,800

Total liabilities and stockholders’ equity	$364,681	$392,945

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2006
Cash flows from operating activities:
Net income (loss)	$(8,814)	$4,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,938	3,609
Amortization of DVD library	22,006	27,281
Amortization of intangible assets	454	12
Stock-based compensation expense	4,279	3,310
Excess tax benefits from stock-based compensation	—	(690)
Loss on disposal of property and equipment	—	(23)
Gain on disposal of DVDs	(1,129)	(2,049)
Noncash interest expense	11	—
Deferred taxes	—	2,058
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,671	2,304
Accounts payable	2,857	14,505
Accrued expenses	2,550	3,439
Deferred revenue	527	(608)
Deferred rent	93	70

Net cash provided by operating activities	29,443	57,622

Cash flows from investing activities:
Purchases of property and equipment	(6,845)	(3,484)
Acquisitions of DVD library	(33,040)	(44,676)
Proceeds from sale of DVDs	1,694	2,481
Proceeds from disposal of property and equipment	—	23
Deposits and other assets	(177)	(291)

Net cash used in investing activities	(38,368)	(45,947)

Cash flows from financing activities:
Proceeds from issuance of common stock	365	3,144
Principal payments on notes payable and capital lease obligations	(79)	—
Excess tax benefits from stock-based compensation	—	690

Net cash provided by financing activities	286	3,834

Net increase (decrease) in cash and cash equivalents	(8,639)	15,509
Cash and cash equivalents, beginning of period	174,461	212,256

Cash and cash equivalents, end of period	$165,822	$227,765

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

(in thousands, except shares, per share data and percentages)

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s annual report on Form 10-K for the year ended December 31, 2005. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples include the estimate of useful lives and residual value of its DVD library; the valuation of stock-based compensation; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth therein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s 2005 annual report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. Interim results are not necessarily indicative of the results for a full year.

Reclassifications

Certain amounts in the Company’s prior years’ Condensed Consolidated Statements of Operations were reclassified to conform with the current period presentation. Proceeds from sales of previously viewed DVDs and the related cost of DVDs sold were reported as Sales revenues and Cost of sales revenues, respectively, in the Condensed Consolidated Statements of Operations in previous years. In light of discussions with the SEC and consistent with the guidance in Statement of Financial Accounting Standards (“SFAS”) 95, Statement of Cash Flows, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, in the fourth quarter of 2005 the Company began to report the net gain on sales of DVDs as a separate line item within Operating expenses. Accordingly, Sales revenues and Cost of sales revenues contained in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 have been reclassified to conform to the current presentation. Cash flows associated with the acquisition of its DVD Library and proceeds from sale of DVDs continue to be classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

Additionally, in light of discussions with the SEC, the Company reclassified fulfillment expenses in its Condensed Consolidated Statements of Operations as a component of Cost of revenues in the fourth quarter of 2005. In prior periods the Company had reported Fulfillment expenses as a component of Operating expenses. Accordingly, Cost of revenues, Gross profit and Operating expenses in the Condensed Consolidated Statements of Operations for the three month ended March 31, 2005 have been reclassified to conform to the current presentation.

In accordance with the SEC Staff Accounting Bulletin No. 107 (“SAB 107”), stock-based compensation is no longer presented as a separate line item on our Condensed Consolidated Statements of Operations. Stock-based compensation is now presented in the same lines as cash compensation paid to the same individuals. Stock-based compensation recognized in prior periods has been reclassified to conform with the presentation in the current period.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

The reclassifications did not impact operating income (loss) or net income (loss), working capital or net cash provided by operating activities as previously reported. The following amounts were reclassified for the three months ended March 31, 2005:

	Three Months Ended March 31, 2005
Condensed Consolidated Statements of Operations	As previously reported	Reclassifications	As Reclassified
Revenues:
Subscription	$152,446	$—	$152,446
Sales	1,694	(1,694)	—

Total revenues	154,140	(1,694)	152,446
Cost of revenues:
Subscription	93,986	—	93,986
Sales	999	(999)	—
Fulfillment expenses	—	17,135	17,135

Total cost of revenues	94,985	16,136	111,121

Gross profit	59,155	(17,830)	41,325

Operating expenses:
Fulfillment	16,694	(16,694)	—
Technology and development	7,155	1,411	8,566
Marketing	35,803	746	36,549
General and administrative	5,007	1,681	6,688
Stock-based compensation	4,279	(4,279)	—
Gain on disposal of DVDs	—	(695)	(695)

Total operating expenses	68,938	(17,830)	51,108

Operating loss	(9,783)	—	(9,783)
Other income (expense):
Interest and other income	1,051	—	1,051
Interest and other expense	(38)	—	(38)

Loss before income taxes	(8,770)	—	(8,770)
Provision for (benefit from) income taxes	44	—	44

Net loss	$(8,814)	$—	$(8,814)

Fair Value of Financial Instruments

The fair value of the Company’s cash, short-term investments, accounts payable and accrued expenses approximates their carrying value due to their short maturity.

Restricted Cash

As of March 31, 2006, other assets included restricted cash of $750 related to a workers’ compensation insurance deposit.

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

The terms of some revenue sharing agreements with studios obligate the Company to make minimum revenue sharing payments for certain titles. The Company amortizes minimum revenue sharing prepayments (or accretes an amount payable to studios if the payment is due in arrears) as revenue sharing obligations are incurred. A provision for estimated shortfall, if any, on minimum revenue sharing payments is made in the period in which the shortfall becomes probable and can be reasonably estimated. Additionally, the terms of some revenue-sharing agreements with studios provide for rebates based on achieving specified performance levels. The Company accrues for these rebates as earned based on historical title performance and estimates of demand for the titles over the remainder of the title term. Actual rebates may vary which could result in an increase or reduction in the estimated amounts previously accrued.

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

Marketing

Marketing expenses consist of compensation and related expenses and advertising expenses. Advertising expenses include marketing program expenditures and other promotional activities, including revenue sharing expenses, postage and packaging expenses and library amortization related to free trial periods. Advertising costs are expensed as incurred except for advertising production costs, which are expensed the first time the advertising is run.

In November of 2002, the Emerging Issues Task Force (“ EITF”) reached a consensus on Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor, which addresses the accounting for cash consideration given to a reseller of a vendor’s products from the vendor. The Company and its vendors participate in a variety of cooperative advertising programs and other promotional programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising of the vendor’s products. If the consideration received represents reimbursement of specific incremental and identifiable costs incurred to promote the vendor’s product, it is recorded as an offset to the

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

associated marketing expense incurred. Any reimbursement greater than the specific incremental and identifiable costs incurred is recognized as a reduction of cost of revenues when recognized in the Company’s statements of operations.

Gain on disposal of DVDs

Gain on disposal of DVDs represents the difference between proceeds from sales of previously viewed DVDs and associated cost of DVD sales. Cost of DVD sales includes the net book value of the DVDs sold, shipping charges and, where applicable, a contractually specified percentage of the sales value for the DVDs that are subject to revenue sharing agreements.

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective method. The Company had previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123 in 2003, and restated prior periods at that time. Because the fair value recognition provisions of SFAS 123 and SFAS 123R were materially consistent under its equity plans, the adoption of SFAS 123R did not have a significant impact on the Company’s financial position or results of operations. Upon the adoption of SFAS 123R, the Company classified tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows.

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 5 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

2. Recent Accounting Pronouncements

On February 16, 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS 155, Accounting for Certain Hybrid Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

3. DVD Library

The Company acquires DVDs from studios and distributors through either direct purchases or revenue sharing agreements. The Company acquires DVDs for the purpose of renting them to its subscribers and earning subscription rental revenues and as such, the Company considers its DVD library to be a productive asset. Accordingly, the Company classifies its DVD Library as a non-current asset on its Condensed Consolidated

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

Balance Sheet. Additionally, in accordance with SFAS 95, Statement of Cash Flows, cash outflows for the acquisition of the DVD Library, including any upfront non-refundable payments required under revenue sharing agreements, are classified as cash flows from investing activities on the Company’s Condensed Consolidated Statements of Cash Flows.

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

The Company provides a salvage value of $3.00 per DVD for those direct purchase DVDs that the Company estimates it will sell at the end of their useful lives. For those DVDs that the Company does not expect to sell, no salvage value is provided.

The Company capitalizes film costs in accordance with Statement of Position 00-2 (“SOP 00-2”) Accounting by Producers or Distributors of Films. Net capitalized film costs are recorded within DVD Library as such amounts are currently not material to the condensed consolidated financial statements. Capitalized film costs include costs to develop and produce movies, which primarily consist of concept development, pre-production and production. Capitalized film costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Once a film is released, capitalized film production costs is amortized in the proportion that the revenue during the period for each film bears to the estimated total revenue to be received from all sources for the film (“Ultimate Revenue”) under the individual-film-forecast method as defined in SOP 00-2. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed. The Company makes certain estimates and judgments of Ultimate Revenue for each film based on performance of comparable titles and our knowledge of the industry. Estimates of Ultimate Revenue are reviewed periodically and are revised if necessary. Unamortized film production costs are evaluated for impairment each quarter on a film-by-film basis in accordance with the requirements of SOP 00-2. If forecasts of Ultimate Revenue are not sufficient to recover the unamortized film costs for that film, the unamortized film costs will be written down to fair value.

DVD library and accumulated amortization are as follows:

	As of
	December 31, 2005	March 31, 2006
DVD library, gross	$304,490	$347,075
Less accumulated amortization	(247,458)	(273,080)

DVD library, net	$57,032	$73,995

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

4. Intangible Assets

In the third quarter of 2005, the Company capitalized $481 related to certain technology patents acquired. The capitalized patents are being amortized to ‘Technology and Development’ in the Condensed Consolidated Statements of Operations over the remaining life of the patents, the last of which expires in September 2015. The amortization expense was $12 for the three months ended March 31, 2006 and the related accumulated amortization balance was $24 and $36 at December 31, 2005 and March 31, 2006, respectively.

5. Employee Stock benefit Plans

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

Under the 2002 Employee Stock Purchase Plan, shares of the Company’s common stock may be purchased over an offering period with a maximum duration of two years at 85 percent of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. Employees may invest up to 15 percent of their gross compensation through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. As of March 31, 2006, 2,548,042 shares were available for future issuance under the 2002 Employee Stock Purchase Plan.

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

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

Options generally expire in 10 years, however, they may be limited to five years if the optionee owns stock representing more than 10 percent of the Company. Generally, the Company’s Board of Directors grants options at an exercise price of not less than the fair value of the Company’s common stock at the date of grant. Prior to the third quarter of 2003, the vesting periods generally provided for options to vest over three to four years. During the third quarter of 2003, the Company began granting fully vested options on a monthly basis. The Company issues new shares to satisfy stock option exercises.

A summary of option activity during the three months ended March 31, 2006 is as follows:

		Options Outstanding		Weighted-Average Remaining contractual term (in years)	Aggregate Intrinsic value (in thousands)
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2005	4,582,833	5,854,816	$10.43
Authorized	2,000,000	—	—
Granted	(240,517)	240,517	$26.67
Exercised	—	(497,043)	$6.31
Canceled	13,786	(13,786)	$24.25

Balances as of March 31, 2006	6,356,102	5,584,504	$11.46	7.21	$100,255

Exercisable as of March 31, 2006		5,525,835	$11.51	7.22	$98,965
Vested and expected to vest at March 31, 2006		5,584,504	$11.46	7.21	$100,255

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended March 31, 2005 and 2006 was $2.0 million and $10.0 million, respectively.

Stock-Based Compensation

The Company adopted the provisions of SFAS 123R on January 1, 2006. See Note 1 for a description of the Company’s adoption of SFAS 123R.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

The fair value of employee stock options granted as well as the fair value of shares issued under the employee stock purchase plan is estimated using the Black-Scholes option pricing model. The following table summarizes the assumptions used to value option grants:

	March 31, 2005	March 31, 2006
Dividend yield	0%	0%
Expected volatility	84%-85%	51-53%
Risk-free interest rate	2.85%-3.29%	4.45%-4.46%
Expected life (in years)	1-2.5 years	3-4 years

Since the second quarter of 2003, the Company began granting stock options on a monthly basis. Such stock options are designated as non-qualified stock options and vest immediately. As a result of immediate vesting, stock-based compensation expense determined under SFAS No. 123R is fully recognized upon the stock option grants and no estimate is required for pre-vesting option forfeitures. For those stock options granted prior to the third quarter of 2003 with three to four-year vesting periods, the Company continues to amortize the deferred compensation related to the stock options over the remaining vesting periods using the accelerated multiple-option approach.

In light of the guidance in SAB 107, the Company re-evaluated the assumptions used to estimate the value of stock options beginning in the second quarter of 2005.

The Company estimates expected volatility based on a blend of historical volatility of the Company’s common stock and implied volatility of tradable forward call options to purchase shares of its common stock. The decision to use implied volatility was based on the Company’s assessment that implied volatility of publicly traded options in its common stock is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of its common stock. Prior to the second quarter of 2005, the Company estimated expected volatility based on historical volatility of its common stock over the most recent period commensurate with the estimated expected life of its stock options.

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and uses an estimate of expected life for option grants of 4 years for one group and 3 years for the other group. In determining the estimate of expected life, the Company considered several factors, including the historical option exercise patterns of its employees, and the terms and vesting periods of the options granted. Prior to the second quarter of 2005, the Company used an estimate of expected life of 2.5 years for one group and 1 year for the other group.

The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.

The weighted-average fair value of employee stock options granted during the three months ended March 31, 2005 and 2006 was $5.10 and $11.57 per share, respectively. As of March 31, 2006, total unrecognized compensation cost related to unvested stock options is $0.06 million which is expected to be recognized over the next twelve months.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases under SFAS 123R for the three months ended March 31, 2006 which was allocated as follows:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Fulfillment	$441	$260
Technology and development	1,411	965
Marketing	746	554
General and administrative	1,681	1,531

Stock-based compensation expense before income taxes	4,279	3,310
Income tax benefit	—	(1,294)

Total stock-based compensation after income-taxes	$4,279	$2,016

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

7. Net Income (loss) Per Share

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

	Three Months Ended
	March 31, 2005	March 31, 2006
Weighted-average shares – basic	52,816,000	55,213,000
Effect of dilutive potential common shares:
Warrants	—	8,393,000
Employee stock options	—	2,850,000

Weighted-average shares – diluted	52,816,000	66,456,000

For the three months ended March 31, 2006, employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. No outstanding warrants were excluded from the diluted calculation as their exercise prices were lower than the average market price of the common stock. For the three months ended March 31,

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

2005, potential common shares from the assumed exercise of warrants and employee stock options were excluded from the diluted calculation as their inclusion would have been anti-dilutive as the Company was in a net loss position.

The following table summarizes the outstanding potential common shares excluded from the diluted calculation (rounded to the nearest thousand):

	Three Months Ended
	March 31, 2005	March 31, 2006
Warrants	7,823,000	—
Employee stock options	2,858,000	877,000

8. Legal Proceedings

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

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, breach of contract as well as claims relating to the Company’s statements regarding DVD delivery times. The Company previously reported a tentative settlement. On March 8, 2006, the Company entered into an amended settlement which received court approval on April 28, 2006. Under the terms of the amended settlement, Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were a member on October 19, 2005 are eligible to receive a free one-month upgrade in service level and Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were not a member on October 19, 2005 are eligible to receive a free one-month Netflix membership of either the 1, 2 or 3 DVDs at-a-time unlimited program. The Company has also agreed to pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $2,528. The Company estimates the total cost of the settlement will be approximately $8,953 with the actual cost dependent upon many unknown factors such as the number of former Netflix subscribers who will claim the settlement benefit. In accordance with SFAS No. 5, Accounting for Contingencies, the Company has estimated and recorded a charge against earnings in General and administrative expenses of $8,953 associated with the legal fees and the free one month membership to former subscribers in 2005. The charge for the free one month upgrade to the next level program for existing subscribers will be recorded when the subscribers utilize the upgrade. The Company also recorded an insurance receivable of $861 in 2005, representing the portion of legal fees to be reimbursed by the Company’s insurer. The Company denies any wrongdoing or liability.

On October 19, 2004, Doris Staehr and Steve Staehr, shareholders claiming to be acting on the Company’s behalf, filed a shareholder derivative suit in the Superior Court of the State of California for the County of Santa Clara against certain officers and certain current and former members of the board of directors, specifically Reed Hastings, Barry McCarthy, Thomas R. Dillon, Leslie J. Kilgore, Richard Barton, Timothy Haley, Jay Hoag, A. Robert Pisano, Michael Schuh and Michael Ramsay. The Court dismissed the action without prejudice on January 18, 2006.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

On March 10, 2006, the Company filed a complaint for declaratory judgment of patent invalidity and non-infringement against NCR Corporation in the United States District Court for the Northern District of California. The suit was brought in response to letters and other communications by NCR, accusing the Company of infringing certain NCR patents. The complaint seeks a judgment from the court that the Company’s activities do not infringe, induce infringement or contributorily infringe any of NCR’s patents and that the NCR patents are invalid. On April 5, 2006, NCR filed its Answer and Counterclaim. The counterclaim alleges that the Company has infringed and continues to infringe one or more claims of specified NCR patents. The counterclaim seeks a judgment that the specified NCR patents are valid; that the Company has infringed the NCR patents; that the Company be permanently enjoined from further infringement; and that NCR be awarded unspecified compensatory enhanced damages, attorneys’ fees, expenses and costs.

On April 4, 2006, the Company filed a complaint for patent infringement against Blockbuster, Inc. in the United States District Court for the Northern District of California. The complaint alleges that Blockbuster willfully infringed two of our patents—U.S. Patent No. 7,024,381 entitled “Approach for Renting Items to Customers” and U.S. Patent No. 6,584,450 entitled “Method and Apparatus for Renting Items.” The complaint seeks a judgment that Blockbuster has willfully infringed the specified patents and seeks a preliminary and/or permanent injunction enjoining Blockbuster from any further infringement, unspecified compensatory enhanced damages, attorneys’ fees, expenses and costs.

9. Intellectual Property Indemnification Obligations

In the ordinary course of business, the Company has entered into contractual arrangements under which it has agreed to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties. Payment by the Company may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.

It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. No amount has been accrued in the accompanying financial statements with respect to these indemnification obligations.

10. Subsequent Event

On May 3, 2006, the Company issued 3.5 million shares of common stock upon the closing of a public offering for net proceeds of $101.1 million. The Company intends to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding our business growth, operating expenses, churn, gross margin and liquidity. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this report and in the Annual Report on Form 10-K for fiscal 2005 filed with the Securities and Exchange Commission on March 16, 2006 and the other Quarterly Reports on Form 10-Q to be filed by us in 2006.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q or to explain why actual results differ.

Overview

Our Business

Netflix (Nasdaq: NFLX) is the world’s largest online movie rental service, providing more than four million subscribers access to over 60,000 DVD titles. The company offers a variety of subscription plans, starting at $9.99 a month. There are no due dates, no late fees and no shipping fees. DVDs are delivered for free by the USPS from regional shipping centers located throughout the United States. Netflix can reach more than 90 percent of its subscribers with generally one business-day delivery. Netflix offers personalized movie recommendations to its members and has more than one billion movie ratings. Netflix also allows members to share and recommend movies to one another through its FriendsSM feature. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

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

We continued to see strong growth and financial results in the first quarter of 2006, with revenues growing 47% from a year ago. This growth is attributed to our expanding subscriber base. We added approximately 0.7 million net new subscribers in the first quarter of 2006, growing from 4.2 million to 4.9 million subscribers at March 31, 2006. Our operating income was higher in the first quarter of 2006 as compared to 2005 despite the increase in marketing spending primarily because of our ability to grow our subscription revenues without a commensurate increase in expenses.

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

Critical Accounting Policies and Estimates

Other than the adoption of Statement of Financial Accounting Standards (“SFAS”) 123R Share-Based Payment, to account for stock-based compensation, there have been no significant changes during the three months ended March 31, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

Stock-Based Compensation

We adopted the provisions of SFAS 123R on January 1, 2006. Under the fair value recognition provisions of this statement, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period, which is the vesting period. We adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123 in the second quarter of 2003, and restated prior periods at that time. Because the fair value recognition provisions of SFAS 123 and SFAS 123R were materially consistent under our equity plans, the adoption of SFAS 123R did not have a significant impact on our financial position or results of operations.

We use the Black-Scholes option pricing model to determine the fair value of stock options and employee stock purchase plan shares. The Black-Scholes option-pricing model requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be materially impacted. In light of the guidance in Staff Accounting Bulletin No. 107 (“SAB 107”), we re-evaluated the assumptions used to estimate the value of stock options beginning in the second quarter of 2005.

•	Expected Volatility: Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to use implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. Prior to the second quarter of 2005, we estimated expected volatility based on historical volatility of our common stock over the most recent period commensurate with the estimated expected life of our stock options.

•	Expected life: We bifurcate our option grants into two employee groupings (executive and non-executive) based on exercise behavior and use an estimate of expected life for option grants of 4 years for one group and 3 years for the other group. In determining the estimate of expected life, we considered several factors, including the historical option exercise behavior of our employees and the terms and vesting periods of the options granted. Prior to the second quarter of 2005, we used an estimate of expected life of 2.5 years for one group and 1 year for the other group.

We grant stock options to our employees on a monthly basis. Such stock options are designated as non-qualified stock options and vest immediately. As a result of immediate vesting, stock-based compensation expense determined under SFAS 123R is fully recognized upon the stock option grants and no estimate is required for pre-vesting option forfeitures.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

See Note 5 for further information regarding the SFAS 123R disclosures.

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

	Three Months Ended
	March 31, 2005	March 31, 2006
Revenues	100.0%	100.0%
Cost of revenues:
Subscription	61.7%	56.4%
Fulfillment expenses*	11.2%	9.8%

Total cost of revenues	72.9%	66.2%

Gross profit	27.1%	33.8%
Operating expenses:
Technology and development*	5.6%	5.0%
Marketing*	24.0%	23.6%
General and administrative*	4.4%	3.7%
Gain on disposal of DVDs	(0.5)%	(0.6)%

Total operating expenses	33.5%	31.7%

Operating income (loss)	(6.4)%	2.1%
Other income (expense):
Interest and other income	0.6%	1.1%
Interest and other expense	0.0%	0.0%

Income (loss) before income taxes	(5.8)%	3.2%
Provision for (benefit from) income taxes	0.0%	1.2%

Net income (loss)	(5.8)%	2.0%

Net income (loss) per share:
* Stock-based compensation recognized in the three months ended March 31, 2005 has been reclassed to this expense line to conform with the presentation in the three months ended March 31, 2006.

Amortization of stock-based compensation included in expense line items above:

Fulfillment	0.2%	0.1%
Technology and development	0.9%	0.5%
Marketing	0.5%	0.2%
General and administrative	1.1%	0.6%

Total stock-based compensation	2.7%	1.4%

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Revenues

	Three Months Ended
	March 31, 2005	March 31, 2006	Percent Change
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues:	$152,446	$224,126	47.0%
Average number of paying subscribers	2,687	4,380	63.0%
Average monthly revenue per paying subscriber	$18.91	$17.06	(9.8)%

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. In addition, in the first quarter of 2006, we generated a small portion of our revenues from the sale of advertising.

The increase in our revenues in the first quarter of 2006 as compared to 2005 was primarily attributable to substantial growth in the average number of paying subscribers as summarized in the table above, offset in part by a decline in average monthly revenue per paying subscriber. We believe the increase in the number of paying subscribers was driven primarily by increased consumer awareness of the benefits of online DVD rentals and continuing improvements in our service. The decline in the average monthly revenue per paying subscriber was a result of the increased promotion of our lower cost subscription plans. We introduced new lower priced subscription plans in the second quarter of 2005. We expect the average revenue per paying subscriber to continue to decline due to the introduction of and increased consumer awareness of our lower priced subscription plans.

Subscriber churn was 4.1 percent in the first quarter of 2006, down from 5.0 percent in the first quarter of 2005. We believe the decline was primarily due to the following factors:

•	Aging subscriber base. As we grow, the ratio of new subscribers to total subscribers declines, leading to an increase in the average duration, or age, of the subscriber base. New subscribers are actually more likely to cancel their subscriptions than older subscribers, and therefore, an increase in subscriber age helps overall reductions in churn.

•	The introduction of lower cost subscription plans. The introduction of lower cost subscription plans also contributed to the decline in churn.

•	Service improvements. We continued to make improvements in a number of key areas, including increasing the selection of titles as we expanded our DVD library and enhancing our Web site and recommendation service. We believe these improvements to our service increased subscriber satisfaction, which resulted in lower churn.

If we are unable to compete effectively against Blockbuster and our other existing competitors as well as against potential new entrants into the online movie rental subscription business, in both retaining our existing subscribers and attracting new subscribers, our churn will likely increase and our business will be adversely affected.

The following table presents our ending subscriber information:

	As of
	March 31, 2005	March 31, 2006
	(in thousands, except percentages)
Free subscribers	131	132
As a percentage of total subscribers	4.3%	2.7%
Paid subscribers	2,887	4,734
As a percentage of total subscribers	95.7%	97.3%
Total subscribers	3,018	4,866

Cost of Revenues

	Three Months Ended
	March 31, 2005	March 31, 2006	Percent Change
	(in thousands, except percentages)
Cost of revenues:
Subscription	$93,986	$126,220	34.3%
Fulfillment expenses	17,135	22,045	28.7%

Total cost of revenues	$111,121	$148,265	33.4%

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

Subscription

The increase in cost of subscription revenues in absolute dollars for the three months ended March 31, 2006 in comparison with the same prior-year period was primarily attributable to the following factors:

•	The number of DVDs mailed to paying subscribers increased 44 percent, which was driven by a 63 percent increase in the number of average paying subscribers offset by a decline in monthly movie rentals per average paying subscriber.

•	Postage and packaging expenses increased by 50 percent. This increase was primarily attributable to the increase in the postage rates by 2 cents effective January 8, 2006 as well as an increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers.

•	DVD amortization increased by 26 percent. This increase was primarily attributable to increased acquisitions for our DVD library.

•	Revenue sharing expenses increased by 22 percent. This increase was primarily attributable to the increase in the number of average paying subscribers offset, in part, by both a decrease in revenue share cost per paid shipment coupled and a decrease in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers.

Fulfillment expenses

The increase in fulfillment expenses in absolute dollars for the three months ended March 31, 2006 in comparison with the same prior-year period was primarily attributable to an increase in credit card fees as a result of the increase in subscriptions, an increase in personnel-related costs resulting from the higher volume of activities in our customer service and shipping centers and an increase in facility-related costs resulting from expansion of certain of our shipping centers and the addition of new ones.

Gross Margin

	Three Months Ended
	March 31, 2005	March 31, 2006
	(in thousands, except percentages)
Gross profit	$41,325	$75,861
Gross margin	27.1%	33.8%

In the fourth quarter of 2005, in light of discussions with the Securities and Exchange Commission (“SEC”), we reclassified fulfillment expenses in our Consolidated Statements of Income as a component of Cost of revenues. In prior periods we had reported fulfillment expenses as a component of Operating expenses. Accordingly, Cost of revenues, Gross profit and Operating expenses in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2005 have been reclassified to conform to this presentation. (See Note 1 of Notes to Condensed Consolidated Financial Statements).

The increase in gross margin in the three months ended March 31, 2006 in comparison with the same prior-year period was primarily due to a decrease in revenue share cost per paid shipment as well as an increase in revenue per paid shipment as a result of a slight decline in overall usage. The increase in postage rates by 2 cents effective January 8, 2006 negatively impacted gross margin for the quarter, however, this impact was offset by a decline in fulfillment costs as a result of increased operational efficiencies.

If movie rentals per average paying subscriber increases or if we see more shipments of DVDs subject to revenue share, erosion in our gross margin could occur. Additionally, in May 2006, the U.S. Postal Service proposed an increase in the rate of first class postage by 3 cents to $0.42. If approved, the increase would likely be effective in May 2007. The anticipated increase in postage rates may adversely affect our gross margin.

Technology and Development

	Three Months Ended
	March 31, 2005	March 31, 2006	Percent Change
	(in thousands, except percentages)
Technology and development	$8,566	$11,206	30.8%
As a percentage of revenues	5.6%	5.0%

The increase in technology and development expenses in absolute dollars for the three months ended March 31, 2006 in comparison with the same prior-year period was primarily the result of an increase in personnel and facility-related costs. As a percentage of revenues, technology and development expenses decreased slightly in the three months ended March 31, 2006 in comparison with the same prior-year period primarily due to a greater increase in revenues than technology and development expenses.

We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience. Additionally, we are developing solutions for downloading movies to subscribers. As a result, we expect our technology and development expenses will continue to increase in absolute dollars for the remainder of 2006.

Marketing

	Three Months Ended
	March 31, 2005	March 31, 2006	Percent Change
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$36,549	$52,968	44.9%
As a percentage of revenues	24.0%	23.6%

Other data:
Gross subscriber additions	945	1,377	45.7%
Subscriber acquisition cost	$38.68	$38.47	(0.5)%

The increase in marketing expenses in absolute dollars for the three months ended March 31, 2006 in comparison with the same prior-year period was primarily attributable to an increase in marketing program costs, primarily direct mail, radio, television and online advertising, to attract new subscribers.

Subscriber acquisition cost decreased slightly for the three months ended March 31, 2006 in comparison with the same prior-year period primarily due to a decrease in cost of providing free trials associated with our new lower priced plans. As a percentage of revenues, marketing expenses decreased slightly for the three months ended March 31, 2006 as compared to the same prior-year period primarily due to a greater increase in revenues than marketing expenses.

The competitive landscape, including the continued offering by Blockbuster of its online service, the potential entry of others into the online subscription rental business, could adversely impact our marketing expenditures as we seek to maintain and increase our market leadership. We anticipate that our marketing expense will increase in absolute dollars for the remainder of 2006 as we grow our business.

General and Administrative

	Three Months Ended
	March 31, 2005	March 31, 2006	Percent Change
	(in thousands, except percentages)
General and administrative	$6,688	$8,292	24.0%
As a percentage of revenues	4.4%	3.7%

The increase in general and administrative expenses in absolute dollars for the three months ended March 31, 2006 in comparison with the same prior-year period was primarily attributable to an increase in personnel-related costs. As a percentage of revenues, the decrease in general and administrative expenses was primarily due to a greater increase in revenues than general and administrative expenses.

We expect our general and administrative expenses will continue to increase in absolute dollars for the remainder of 2006 in order to support our growing operations.

Interest and Other Income

	Three Months Ended
	March 31, 2005	March 31, 2006	Percent Change
	(in thousands, except percentages)
Interest and other income	$1,051	$2,452	133.3%
As a percentage of revenues	0.6%	1.1%

The increase in interest and other income for the three months ended March 31, 2006 in comparison with the same prior-year period was primarily due to higher interest income earned on our cash and cash equivalents due to increased interest rates as well as higher average cash balances.

Provision for (benefit from) Income Taxes

	Three Months Ended
	March 31, 2005	March 31, 2006
	(in thousands, except percentages)
Provision for income taxes	44	2,830
Effective tax rate	—	39%

In the first quarter of 2006 we recorded an income tax expense of $2.8 million (39% effective tax rate), compared to tax expense of $44 thousand for the first quarter of 2005. Our tax expense is higher in 2006 because we no longer have a valuation allowance against deferred tax assets, the realization of which served to minimize tax expense in prior years. Prior to the fourth quarter of 2005 we only recorded income tax expense related to currently payable alternative minimum tax liabilities. In the fourth quarter of 2005 we recorded an income tax benefit due to a reduction in our valuation allowance of $34.9 million. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets. In the fourth quarter of 2005, based on our then updated forecast of future projected income and as a result of current developments in the competitive landscape, we reduced the valuation allowance after determining that substantially all deferred tax assets were more likely than not to be realized due to expected future income.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, our initial public offering and net cash generated from operating activities. As of March 31, 2006, we had cash and cash equivalents of $227.8 million. Subsequent to quarter-end, on May 3, 2006, we issued 3.5 million shares of common stock upon the closing of a public offering for net proceeds of $101.1 million. We intend to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital.

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

The following table summarizes our cash flow activities:

	Three Months Ended
	March 31, 2005	March 31, 2006
Net cash provided by operating activities	$29,443	$57,622
Net cash used in investing activities	(38,368)	(45,947)
Net cash provided by financing activities	286	3,834

We generated cash from operating activities in amounts greater than net income in the three months ended March 31, 2006 mainly due to non-cash charges to net income and the impact of changes in working capital assets and liabilities. Non-cash adjustments to net income included the amortization of our DVD library as a result of increased purchases of titles, depreciation of property and equipment, stock-based compensation expense related to employee stock options and purchases.

The primary working capital source of cash was an increase in accounts payable and accrued expenses as a result of timing of acquisitions of titles for our DVD library and marketing program spending.

SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting FAS 123R, $0.7 million of excess tax benefits for the three months ended March 31, 2006 have been classified as an operating cash outflow and a financing cash inflow.

Net cash used in investing activities for the three months ended March 31, 2006 increased by $7.6 million in comparison with the same prior-year period primarily due to an increase in acquisition of titles for our DVD library to support our larger subscriber base. The increase was offset in part by lower outflows related to acquisitions of property and equipment and increase in proceeds from the sale of previously viewed DVDs. Net cash provided by financing activities increased by $3.5 million in comparison with the same prior-year period primarily due to an increase in the proceeds from our issuance of common stock under our employee stock plans and excess tax benefits from stock-based compensation.

Operating Leases

We have entered into various other non-cancelable operating lease agreements for our offices and our distribution centers throughout the U.S. with original lease periods expiring through 2012. We recognize rent expense on our operating leases on a straight-line basis at the commencement of the lease. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease.

In March 2006, we exercised our option to lease a building adjacent to our headquarters Los Gatos, California. The building will comprise approximately 80,000 square feet of office space and have an initial term of 5 years.

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

Recent Accounting Pronouncements

On February 16, 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS 155, Accounting for Certain Hybrid Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2005. Our exposure to market risk has not changed materially since December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, and the remediation of the material weakness identified in our internal control over financial reporting as of December 31, 2005, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

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

Material Weakness Previously Identified

As previously reported in our annual report on Form 10-K for the year ended December 31, 2005, management identified a material weakness in our internal control over financial reporting related to our accounting for income taxes. Specifically, our policies and procedures did not include adequate management review of the calculations and related supporting documentation to ensure that its accounting for income taxes is in accordance with generally accepted accounting principles. This material weakness resulted in a material error in the Company’s consolidated financial statements related to the understatement of Deferred Tax Assets in the consolidated balance sheet and the understatement of the Benefit from Income Taxes in the consolidated statement of income. This error was corrected prior to the filing of our 2005 Form 10-K.

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of December 31, 2005 because of a material weakness in our internal controls over financial reporting based on criteria established in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Remediation of Material Weakness

In the first quarter of 2006, we implemented additional review procedures to ensure complete supporting documentation is available to ensure that our accounting for income taxes is in accordance with generally accepted accounting principles; this action was in place in connection with the preparation of our financial statements for the first quarter of 2006. As such, we believe that the remediation initiative outlined above was sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.

Changes in Internal Control over Financial Reporting

Other than as noted above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

The information set forth above under Note 8 contained in the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report Form 10-K for the year ended December 31, 2005 except for the addition of the following:

We are subject to rules, regulations and practices governing our accepted payment methods, which are predominately credit cards and debit cards and, to a lesser extent, electronic checks. These rules, regulations and practices could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept these payment methods, and our business and results of operations would be adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Use of Proceeds:

We continue to maintain approximately $72.0 million of the net proceeds from our initial public offering in May 2002 in cash and cash equivalents.

Item 6. Exhibits

(a) Exhibits:

Exhibit Number			Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.2	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1**	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2**	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3**	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4**	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.14	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.16	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.17	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Indicates a management contract or compensatory plan.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: May 9, 2006	By:	/S/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: May 9, 2006	By:	/S/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.2	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1**	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2**	2002 Employee Stock Purchase Plan	S-1	333-83878	10.2	March 6, 2002

10.3**	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4**	2002 Stock Plan	S-1	333-83878	10.4	March 6, 2002

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.14	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.16	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.17	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Indicates a management contract or compensatory plan.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.