Form 10-Q
period 2006-06-30
NETFLIX INC
filed 2006-08-09
CIK 1065280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 3, 2006, there were 68,068,332 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Revenues	$164,027	$239,351	$316,473	$463,477
Cost of revenues:
Subscription	99,957	128,605	193,943	254,825
Fulfillment expenses*	17,892	21,974	35,027	44,019

Total cost of revenues	117,849	150,579	228,970	298,844

Gross profit	46,178	88,772	87,503	164,633
Operating expenses:
Technology and development*	8,648	12,043	17,214	23,249
Marketing*	26,959	47,031	63,508	99,999
General and administrative*	6,233	6,773	12,921	15,065
Gain on disposal of DVDs	(116)	(964)	(811)	(2,351)

Total operating expenses	41,724	64,883	92,832	135,962

Operating income (loss)	4,454	23,889	(5,329)	28,671
Other income (expense):
Interest and other income	1,246	3,701	2,297	6,153
Interest and other expense	(3)	—	(41)	—

Income (loss) before income taxes	5,697	27,590	(3,073)	34,824
Provision for income taxes	13	10,553	57	13,383

Net income (loss)	$5,684	$17,037	$(3,130)	$21,441

Net income (loss) per share:
Basic	$.11	$.29	$(.06)	$.38

Diluted	$.09	$.25	$(.06)	$.32

Weighted average common shares outstanding:
Basic	53,190	58,383	53,005	56,808

Diluted	64,592	69,175	53,005	67,813

* Amortization of stock-based compensation included in expense line items:
Fulfillment	$332	$223	$773	$483
Technology and development	1,135	867	2,546	1,832
Marketing	621	529	1,367	1,083
General and administrative	1,335	1,468	3,016	2,999

	$3,423	$3,087	$7,702	$6,397

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	December 31, 2005	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$212,256	$341,702
Prepaid expenses	7,848	5,956
Prepaid revenue sharing expenses	5,252	6,055
Deferred tax assets	13,666	6,832
Other current assets	4,669	9,545

Total current assets	243,691	370,090
DVD library, net	57,032	79,030
Intangible assets, net	457	1,019
Property and equipment, net	40,213	41,607
Deposits	1,249	1,136
Deferred tax assets	21,239	18,700
Other assets	800	1,130

Total assets	$364,681	$512,712

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,491	$70,785
Accrued expenses	25,563	25,513
Deferred revenue	48,533	49,029

Total current liabilities	137,587	145,327
Deferred rent	842	1,031

Total liabilities	138,429	146,358
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2005 and June 30, 2006; 54,755,731 and 67,936,774 issued and outstanding at December 31, 2005 and June 30, 2006, respectively	55	68
Additional paid-in capital	315,868	434,516
Accumulated deficit	(89,671)	(68,230)

Total stockholders’ equity	226,252	366,354

Total liabilities and stockholders’ equity	$364,681	$512,712

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Cash flows from operating activities:
Net income (loss)	$5,684	$17,037	$(3,130)	$21,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,156	3,854	4,094	7,463
Amortization of DVD library	25,552	31,910	47,558	59,191
Amortization of intangible assets	380	11	834	23
Stock-based compensation expense	3,423	3,087	7,702	6,397
Excess tax benefits from stock-based compensation	—	(2,952)	—	(3,642)
Loss on disposal of property and equipment	—	—	—	(23)
Gain on disposal of DVDs	(208)	(2,029)	(1,337)	(4,078)
Noncash interest expense	—	—	11	—
Deferred taxes	—	7,315	—	9,373
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,219)	(6,091)	1,452	(3,787)
Accounts payable	3,579	(7,211)	6,436	7,294
Accrued expenses	(1,979)	153	571	3,592
Deferred revenue	1,034	1,104	1,561	496
Deferred rent	92	119	185	189

Net cash provided by operating activities	36,494	46,307	65,937	103,929

Cash flows from investing activities:
Purchases of property and equipment	(5,931)	(5,373)	(12,776)	(8,857)
Acquisition of intangible asset	—	(585)	—	(585)
Acquisitions of DVD library	(29,218)	(37,669)	(62,258)	(82,345)
Proceeds from sale of DVDs	470	2,753	2,164	5,234
Proceeds from disposal of property and equipment	—	—	—	23
Deposits and other assets	22	74	(155)	(217)

Net cash used in investing activities	(34,657)	(40,800)	(73,025)	(86,747)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,313	105,478	3,678	108,622
Excess tax benefits from stock-based compensation	—	2,952	(79)	3,642

Net cash provided by financing activities	3,313	108,430	3,599	112,264

Net increase (decrease) in cash and cash equivalents	5,150	113,937	(3,489)	129,446
Cash and cash equivalents, beginning of period	165,822	227,765	174,461	212,256

Cash and cash equivalents, end of period	$170,972	$341,702	$170,972	$341,702

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

Reclassifications

Certain amounts in the Company’s prior years’ Condensed Consolidated Statements of Operations were reclassified to conform with the current period presentation. Proceeds from sales of previously viewed DVDs and the related cost of DVDs sold were reported as Sales revenues and Cost of sales revenues, respectively, in the Condensed Consolidated Statements of Operations in previous years. In light of discussions with the SEC and consistent with the guidance in Statement of Financial Accounting Standards (“SFAS”) 95, Statement of Cash Flows, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets”, in the fourth quarter of 2005 the Company began to report the net gain on sales of DVDs as a separate line item within Operating expenses. Accordingly, Sales revenues and Cost of sales revenues contained in the Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2005 have been reclassified to conform to the current presentation. Cash flows associated with the acquisition of its DVD Library and proceeds from sale of DVDs continue to be classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

Additionally, in light of discussions with the SEC, the Company reclassified fulfillment expenses in its Condensed Consolidated Statements of Operations as a component of Cost of revenues in the fourth quarter of 2005. In prior periods the Company had reported Fulfillment expenses as a component of Operating expenses. Accordingly, Cost of revenues, Gross profit and Operating expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 have been reclassified to conform to the current presentation.

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

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

The reclassifications did not impact operating income (loss) or net income (loss), working capital or net cash provided by operating activities as previously reported. The following amounts were reclassified for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005			Six Months Ended June 30, 2005
Condensed Consolidated Statements of Operations	As previously reported	Reclassifications	As Reclassified	As previously reported	Reclassifications	As Reclassified
Revenues:
Subscription	$164,027	$—	$164,027	$316,473	$—	$316,473
Sales	470	(470)	—	2,164	(2,164)	—

Total revenues	164,497	(470)	164,027	318,637	(2,164)	316,473
Cost of revenues:
Subscription	99,957	—	99,957	193,943	—	193,943
Sales	354	(354)	—	1,353	(1,353)	—
Fulfillment expenses	—	17,892	17,892		35,027	35,027

Total cost of revenues	100,311	17,538	117,849	195,296	33,674	228,970

Gross profit	64,186	(18,008)	46,178	123,341	(35,838)	87,503

Operating expenses:
Fulfillment	17,560	(17,560)	—	34,254	(34,254)	—
Technology and development	7,513	1,135	8,648	14,668	2,546	17,214
Marketing	26,338	621	26,959	62,141	1,367	63,508
General and administrative	4,898	1,335	6,233	9,905	3,016	12,921
Stock-based compensation	3,423	(3,423)	—	7,702	(7,702)	—
Gain on disposal of DVDs	—	(116)	(116)	—	(811)	(811)

Total operating expenses	59,732	(18,008)	41,724	128,670	(35,838)	92,832

Operating income (loss)	4,454	—	4,454	(5,329)	—	(5,329)
Other income (expense):
Interest and other income	1,246	—	1,246	2,297	—	2,297
Interest and other expense	(3)	—	(3)	(41)	—	(41)

Income (loss) before income taxes	5,697	—	5,697	(3,073)	—	(3,073)
Provision for income taxes	13	—	13	57	—	57

Net income (loss)	$5,684	$—	$5,684	$(3,130)	$—	$(3,130)

Fair Value of Financial Instruments

The fair value of the Company’s cash, short-term investments, accounts payable and accrued expenses approximates their carrying value due to their short maturity.

Restricted Cash

As of June 30, 2006, Other assets included restricted cash of $750 related to a workers’ compensation insurance deposit. In addition, Other current assets included $2,548 set aside for plaintiffs’ attorneys’ fees and expenses in the Chavez vs. Netflix, Inc. lawsuit.

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

In March 2005, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. See Note 6 to the Condensed Consolidated Financial Statements for a further discussion on stock-based compensation.

2. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In February 2006, the FASB issued SFAS 155, Accounting for Certain Hybrid Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

3. DVD Library

The Company acquires DVDs from studios and distributors through either direct purchases or revenue sharing agreements. The Company acquires DVDs for the purpose of renting them to its subscribers and earning subscription rental revenues and as such, the Company considers its DVD library to be a productive asset. Accordingly, the Company classifies its DVD Library as a non-current asset on its Condensed Consolidated Balance Sheet. Additionally, in accordance with SFAS 95, Statement of Cash Flows, cash outflows for the acquisition of the DVD Library, including any upfront non-refundable payments required under revenue sharing agreements, are classified as cash flows from investing activities on the Company’s Condensed Consolidated Statements of Cash Flows.

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

The Company capitalizes film costs in accordance with Statement of Position 00-2 (“SOP 00-2”) Accounting by Producers or Distributors of Films. Net capitalized film costs are recorded within DVD Library as such amounts are currently not material to the condensed consolidated financial statements. Capitalized film costs include costs to develop and produce movies, which primarily consist of concept development, pre-production and production. Capitalized film costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Once a film is released, capitalized film production costs are amortized in the proportion that the revenue during the period for each film bears to the estimated total revenue to be received from all sources for the film (“Ultimate Revenue”) under the individual-film-forecast method as defined in SOP 00-2. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed. The Company makes certain estimates and judgments of Ultimate Revenue for each film based on performance of comparable titles and our knowledge of the industry. Estimates of Ultimate Revenue are reviewed periodically and are revised if necessary. Unamortized film production costs are evaluated for impairment each quarter on a film-by-film basis in accordance with the requirements of SOP 00-2. If forecasts of Ultimate Revenue are not sufficient to recover the unamortized film costs for that film, the unamortized film costs will be written down to fair value.

DVD library and accumulated amortization are as follows:

	As of
	December 31, 2005	June 30, 2006
DVD library, gross	$304,490	$382,703
Less accumulated amortization	(247,458)	(303,673)

DVD library, net	$57,032	$79,030

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

4. Intangible Assets

Intangible assets and accumulated amortization consists of the following:

	As of
	December 31, 2005	June 30, 2006
Patents, gross	$480	$1,066
Less accumulated amortization	(23)	(47)

Patents, net	$457	$1,019

In the second quarter of 2006, the Company capitalized $585 related to certain technology patents acquired. The capitalized patents are being amortized to ‘Technology and Development’ in the Condensed Consolidated Statements of Operations over the remaining life of the patents, the last of which expires in August 2020.

5. Stockholders’ Equity

On May 3, 2006, the Company issued 3.5 million shares of common stock upon the closing of a public offering for net proceeds of $101.1 million.

6. Employee Stock benefit Plans

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

Under the 2002 Employee Stock Purchase Plan, shares of the Company’s common stock may be purchased over an offering period with a duration of 24 months at 85 percent of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. In May 2006, the Company amended its 2002 Employee Stock Purchase Plan so that offering periods under the plan going forward have a duration of 6 months instead of 24 months. Employees may invest up to 15 percent of their gross compensation through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. As of June 30, 2006, 2,344,940 shares were available for future issuance under the 2002 Employee Stock Purchase Plan.

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

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

In February 2002, the Company adopted the 2002 Stock Plan. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. The Company initially reserved a total of 1,333,334 shares of common stock for issuance under the 2002 Stock Plan. In addition, 643,884 remaining shares reserved but not yet issued under the 1997 Stock Plan as of the effective date of the Company’s initial public offering were added to the total reserved shares of 1,333,334 under the 2002 Stock Plan and deducted from the total reserved shares under the 1997 Stock Plan. Prior to its amendment and restatement, the Company’s 2002 Stock Plan further provided for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of:

•	5 percent of the outstanding shares of common stock on the first day of the applicable year;

•	2,000,000 shares; and

•	such other amount as the Company’s Board of Directors may determine.

Options granted under the 2002 Stock Plan generally expire in 10 years, however, they may be limited to five years if the optionee owns stock representing more than 10 percent of the Company. Generally, the Company’s Board of Directors grants options at an exercise price of not less than the fair value of the Company’s common stock at the date of grant. Prior to the third quarter of 2003, the vesting periods generally provided for options to vest over three to four years. During the third quarter of 2003, the Company began granting fully vested options on a monthly basis. The Company issues new shares to satisfy stock option exercises.

In May 2006, the 2002 Stock Plan was amended and restated to, among other things, eliminate the ability to reprice options without stockholder approval, to remove the provisions that provide for automatic annual increases in the number of shares available, permit the Company to deduct certain performance-based equity awards for tax purposes and to increase the limitation on the number of options that can be granted annually to any individual from 1,000,000 to 1,500,000 or in connection with initial service from 333,333 to 500,000.

A summary of option activity during the three and six months ended June 30, 2006 is as follows:

		Options Outstanding		Weighted-Average Remaining contractual term (in years)	Aggregate Intrinsic value (in thousands)
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2005	4,582,833	5,854,816	$10.43
Authorized	2,000,000	—	—
Granted	(240,517)	240,517	$26.67
Exercised	—	(497,043)	$6.31
Canceled	13,786	(13,786)	$24.25

Balances as of March 31, 2006	6,356,102	5,584,504	$11.46	7.21	$100,255
Granted	(231,375)	231,375	$28.74
Exercised	—	(444,753)	$6.07
Canceled	9,865	(9,865)	$32.31

Balances as of June 30, 2006	6,134,592	5,361,261	$12.61	7.15	$81,742

Exercisable as of June 30, 2006		5,329,468	$12.64	7.16	$81,133
Vested and expected to vest at June 30, 2006		5,361,261	$12.61	7.15	$81,742

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended June 30, 2005 and 2006 was $2.1 million and $10.5 million, respectively.

Cash received from option exercises and purchases under the ESPP for the three and six months ended June 30, 2006 was $4.6 million and $7.8 million, respectively.

Stock-Based Compensation

The Company adopted the provisions of SFAS 123R on January 1, 2006. See Note 1 for a description of the Company’s adoption of SFAS 123R. The fair value of employee stock options granted as well as the fair value of shares issued under the employee stock purchase plan is estimated using the Black-Scholes option pricing model.

The following table summarizes the assumptions used to value option grants:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Dividend yield	0%	0%	0%	0%
Expected volatility	45%	44-46%	45%-85%	44%-53%
Risk-free interest rate	3.81%-3.91%	4.87%	2.85%-3.91%	4.45%-4.87%
Expected life (in years)	3.0-4.0	3.0-4.5	1.0-4.0	3.0-4.5

The following table summarizes the assumptions used to value shares issued under the employee stock purchase plan:

	Three Months Ended
	June 30, 2005	June 30, 2006
Dividend yield	0%	0%
Expected volatility	37%-45%	39%
Risk-free interest rate	3.14%-3.64%	5.01%
Expected life (in years)	0.5-2.0	0.5

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

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected life for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted. In the second quarter of 2006, the Company used an estimate of expected life of 4.5 years for one group and 3 years for the other group. Prior to the second quarter of 2006, the Company used an estimate of expected life of 4 years for one group and 3 years for the other group.

The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.

The weighted-average fair value of employee stock options granted during the three months ended June 30, 2005 and 2006 was $4.55 and $11.89 per share, respectively. As of June 30, 2006, total unrecognized compensation cost related to unvested stock options is $0.04 million which is expected to be recognized over the next nine months.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases under SFAS 123R for the three and six months ended June 30, 2006 which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Fulfillment	$332	$223	$773	$483
Technology and development	1,135	867	2,546	1,832
Marketing	621	529	1,367	1,083
General and administrative	1,335	1,468	3,016	2,999

Stock-based compensation expense before income taxes	3,423	3,087	7,702	6,397
Income tax benefit	—	(1,179)	—	(2,473)

Total stock-based compensation after income-taxes	$3,423	$1,908	$7,702	$3,924

7. Income Taxes

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

8. Net Income (loss) Per Share

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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Weighted-average shares – basic	53,190,000	58,383,000	53,005,000	56,809,000
Effect of dilutive potential common shares:
Warrants	8,112,000	8,177,000	—	8,286,000
Employee stock options	3,290,000	2,615,000	—	2,718,000

Weighted-average shares – diluted	64,592,000	69,175,000	53,005,000	67,813,000

For the three months ended June 30, 2005 and 2006 and the six months ended June 30, 2006, employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. No outstanding warrants were excluded from the diluted calculation as their exercise prices were lower than the average market price of the common stock. For the six months ended June 30, 2005, potential common shares from the assumed exercise of warrants and employee stock options were excluded from the diluted calculation as their inclusion would have been anti-dilutive as the Company was in a net loss position.

The following table summarizes the outstanding potential common shares excluded from the diluted calculation (rounded to the nearest thousand):

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Warrants	—	—	7,991,000	—
Employee stock options	1,291,000	512,000	3,126,000	618,000

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

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, breach of

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

contract as well as claims relating to the Company’s statements regarding DVD delivery times. The Company previously reported a tentative settlement. On March 8, 2006, the Company entered into an amended settlement which received court approval on April 28, 2006. Under the terms of the amended settlement, Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were a member on October 19, 2005 are eligible to receive a free one-month upgrade in service level and Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were not a member on October 19, 2005 are eligible to receive a free one-month Netflix membership of either the 1, 2 or 3 DVDs at-a-time unlimited program. Under the settlement agreement, the Company had also agreed to pay the plaintiffs’ attorneys’ fees and expenses in an amount not to exceed $2,528. The registration period for the settlement closed on June 26, 2006. The Court issued final judgment on the settlement on July 28, 2006, awarding plaintiffs’ attorneys’ fees and expenses of $2,127. The final judgment remains subject to appeal until September 29, 2006. The Company initially estimated the total cost of the settlement to be approximately $8,953 with the actual cost dependent upon many unknown factors such as the number of former Netflix subscribers who will claim the settlement benefit. In accordance with SFAS No. 5, Accounting for Contingencies, in 2005, the Company estimated and recorded a charge against earnings in General and administrative expenses of $8,953 associated with the legal fees and the free one month membership to former subscribers in 2005. At the conclusion of the registration period, in the second quarter of 2006, the Company revised its estimate of the total cost of settlement to be $7,442. The charge for the free one month upgrade to the next level program for existing subscribers will be recorded when the subscribers utilize the upgrade. The Company also recorded an insurance receivable of $1,000, representing the portion of legal fees to be reimbursed by the Company’s insurer. The Company denies any wrongdoing.

On March 10, 2006, the Company filed a complaint for declaratory judgment of patent invalidity and non-infringement against NCR Corporation in the United States District Court for the Northern District of California. The suit was brought in response to letters and other communications by NCR, accusing the Company of infringing certain NCR patents. The complaint sought a judgment from the court that the Company’s activities did not infringe, induce infringement or contributorily infringe any of NCR’s patents and that the NCR patents were invalid. On April 5, 2006, NCR filed its Answer and Counterclaim. The counterclaim alleged that the Company had infringed and continues to infringe one or more claims of specified NCR patents. The parties reached a settlement on June 23, 2006, in which the Company received a nonexclusive license to the NCR patents. On that same date, the Company’s and NCR’s lawsuits were dismissed.

On April 4, 2006, the Company filed a complaint for patent infringement against Blockbuster, Inc. in the United States District Court for the Northern District of California. The complaint alleges that Blockbuster willfully infringed two of our patents—U.S. Patent No. 7,024,381 entitled “Approach for Renting Items to Customers” and U.S. Patent No. 6,584,450 entitled “Method and Apparatus for Renting Items.” The complaint seeks a judgment that Blockbuster has willfully infringed the specified patents and seeks a preliminary and/or permanent injunction enjoining Blockbuster from any further infringement, unspecified compensatory enhanced damages, attorneys’ fees, expenses and costs. On June 13, 2006, Blockbuster responded and filed a counterclaim alleging that Netflix had violated Section 2 of the Sherman Antitrust Act. The counterclaim also seeks a declaratory judgment that Blockbuster had not infringed Netflix’s asserted patents and that both patents were invalid. In addition to the declaratory judgment, Blockbuster is also seeking compensatory damages, attorneys’ fees and expenses, costs of the suit, pre-and post-judgment damage on all amounts awarded and general relief.

10. Intellectual Property Indemnification Obligations

In the ordinary course of business, the Company has entered into contractual arrangements under which it has agreed to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements (continued)

(in thousands, except shares, per share data and percentages)

agreements and out of intellectual property infringement claims made by third parties. Payment by the Company may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding our business growth, operating expenses, churn, gross margin and liquidity. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this report and in the Annual Report on Form 10-K for fiscal 2005 filed with the Securities and Exchange Commission on March 16, 2006, in the Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2006 and the other Quarterly Reports on Form 10-Q to be filed by us in 2006.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q or to explain why actual results differ.

Overview

Our Business

Netflix (Nasdaq: NFLX) is the world’s largest online movie rental service, providing more than five million subscribers access to over 60,000 DVD titles. The Company offers a variety of subscription plans, starting at $5.99 a month. There are no due dates, no late fees and no shipping fees. DVDs are delivered by the United States Postal Service (“USPS”) from regional shipping centers located throughout the United States. Netflix can reach more than 90 percent of its subscribers with generally one business-day delivery. Netflix offers personalized movie recommendations to its members and has more than one billion movie ratings. Netflix also allows members to share and recommend movies to one another through its Friends SM feature. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

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

We continued to see strong growth and financial results in the second quarter of 2006, with revenues growing 46% from a year ago. This growth is attributed to our expanding subscriber base. We added approximately 0.3 million net new subscribers in the second quarter of 2006, growing from 4.9 million to 5.2 million subscribers at June 30, 2006.

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

Critical Accounting Policies and Estimates

Other than the adoption of Statement of Financial Accounting Standards (“SFAS”) 123R Share-Based Payment, to account for stock-based compensation, there have been no significant changes during the six months ended June 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

•	Expected Volatility: Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to use implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock.

•	Expected life: We bifurcate our option grants into two employee groupings (executive and non-executive) based on exercise behavior and consider several factors in determining the estimate of expected life for each group, including the historical option exercise behavior and the terms and vesting periods of the options granted. In the second quarter of 2006, we used an estimate of expected life of 4.5 years for one group and 3 years for the other group. Prior to the second quarter of 2006, we used an estimate of expected life of 4 years for one group and 3 years for the other group.

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

See Note 6 for further information regarding the SFAS 123R disclosures.

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

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Subscription	60.9%	53.7%	61.3%	55.0%
Fulfillment expenses*	10.9%	9.2%	11.1%	9.5%

Total cost of revenues	71.8%	62.9%	72.4%	64.5%

Gross profit	28.2%	37.1%	27.6%	35.5%
Operating expenses:
Technology and development*	5.3%	5.0%	5.4%	5.0%
Marketing*	16.4%	19.6%	20.1%	21.6%
General and administrative*	3.8%	2.8%	4.1%	3.3%
Gain on disposal of DVDs	(0.1)%	(0.3)%	(0.3)%	(0.6)%

Total operating expenses	25.4%	27.1%	29.3%	29.3%

Operating income (loss)	2.8%	10.0%	(1.7)%	6.2%
Other income (expense):
Interest and other income	0.7%	1.5%	0.7%	1.3%
Interest and other expense	—	—	—	—

Income (loss) before income taxes	3.5%	11.5%	(1.0)%	7.5%
Provision for income taxes	—	4.4%	—	2.9%

Net income (loss)	3.5%	7.1%	(1.0)%	4.6%

* Amortization of stock-based compensation included in expense line items above:
Fulfillment	0.2%	0.1%	0.2%	0.1%
Technology and development	0.7%	0.4%	0.8%	0.4%
Marketing	0.4%	0.2%	0.4%	0.2%
General and administrative	0.8%	0.6%	1.0%	0.7%

Total stock-based compensation	2.1%	1.3%	2.4%	1.4%

*	Stock-based compensation recognized in the three and six months ended June 30, 2005 has been reclassed to this expense line to conform with the current period presentation.

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Revenues

	Three Months Ended			Six Months Ended
	June 30, 2005	June 30, 2006	Percent Change	June 30, 2005	June 30, 2006	Percent Change
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$164,027	$239,351	45.9%	$316,473	$463,477	46.5%
Average number of paying subscribers	2,998	4,876	62.6%	2,843	4,628	62.8%
Average monthly revenue per paying subscriber	$18.24	$16.36	(10.3)%	$18.55	$16.69	(10.0)%

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. In addition, for the three and six months ended June 30, 2006, we generated a small portion of our revenues from the sale of advertising.

The increase in our revenues in the second quarter of 2006 as compared to 2005 was primarily attributable to substantial growth in the average number of paying subscribers as summarized in the table above, offset in part by a decline in average monthly revenue per paying subscriber. We believe the increase in the number of paying subscribers was driven primarily by increased consumer awareness of the benefits of online DVD rentals and continuing improvements in our service. The decline in the average monthly revenue per paying subscriber was a result of the increased promotion of our lower cost subscription plans. We introduced new lower priced subscription plans in the second quarter of 2005. We expect the average revenue per paying subscriber to continue to decline due to the introduction of and increased consumer awareness of our lower priced subscription plans.

Subscriber churn was 4.3 percent in the second quarter of 2006, down slightly from 4.7 percent in the second quarter of 2005. We believe the decline was primarily due to the following factors:

•	Aging subscriber base. As we grow, the ratio of new subscribers to total subscribers declines, leading to an increase in the average duration, or age, of the subscriber base. New subscribers are actually more likely to cancel their subscriptions than older subscribers, and therefore, an increase in subscriber age helps overall reductions in churn.

•	The continued popularity of our lower cost subscription plans and the price parity of our subscription plans with those offered by Blockbuster. In the first part of 2005, we saw aggressive pricing and heavy marketing spending by Blockbuster which was not matched in the current 2006 period.

•	Service improvements. We continued to make improvements in a number of key areas, including increasing the selection of titles as we expanded our DVD library and enhancing our Web site and recommendation service. We believe these improvements to our service increased subscriber satisfaction, which resulted in lower churn.

If we are unable to compete effectively against Blockbuster and our other existing competitors as well as against potential new entrants into the online movie rental subscription business, in both retaining our existing subscribers and attracting new subscribers, our churn will likely increase and our business will be adversely affected.

The following table presents our ending subscriber information:

	As of
	June 30, 2005	June 30, 2006
	(in thousands, except percentages)
Free subscribers	87	152
As a percentage of total subscribers	2.7%	2.9%
Paid subscribers	3,109	5,017
As a percentage of total subscribers	97.3%	97.1%
Total subscribers	3,196	5,169

Cost of Revenues

	Three Months Ended			Six Months Ended
	June 30, 2005	June 30, 2006	Percent Change	June 30, 2005	June 30, 2006	Percent Change
	(in thousands, except percentages)
Cost of revenues:
Subscription	$99,957	$128,605	28.7%	$193,943	$254,825	31.4%
Fulfillment expenses	17,892	21,974	22.8%	35,027	44,019	25.7%

Total cost of revenues	$117,849	$150,579	27.8%	$228,970	$298,844	30.5%

Cost of subscription revenues consists of revenue sharing expenses, amortization of our DVD library, and postage and packaging expenses related to shipping titles to paying subscribers. Costs related to free-trial subscribers are allocated to marketing expenses. Fulfillment expenses represent those expenses incurred in operating and staffing our shipping and customer service centers, including costs attributable to receiving, inspecting and warehousing our library. Fulfillment expenses also include credit card fees.

Subscription

The increase in cost of subscription revenues in absolute dollars for the three and six months ended June 30, 2006 in comparison with the same prior-year periods corresponds with the increase in the number of average paying subscribers offset in part by a decline in monthly movie rentals per average paying subscriber. The increase in average paying subscribers drove increases in number of DVDs mailed to paying subscribers and related postage and packaging expenses and revenue-sharing expenses. Additionally, DVD amortization increased due to increased acquisitions for our DVD library.

Our cost of subscription fluctuates based on several factors, including the level of acquisitions for our DVD library; the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers; revenue sharing costs per paid shipment and postage rates. In the first and second quarters of 2006, cost of subscription was impacted by the increase in the postage rates by 2 cents effective January 8, 2006.

Fulfillment expenses

The increase in fulfillment expenses in absolute dollars for the three and six months ended June 30, 2006 in comparison with the same prior-year periods was primarily attributable to the following factors:

•	an increase in credit card fees as a result of the increase in subscriptions,

•	an increase in personnel-related costs resulting from the higher volume of activities in our customer service and shipping centers and,

•	an increase in facility-related costs resulting from expansion of certain of our shipping centers and the addition of new ones.

Gross Margin

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
	(in thousands, except percentages)
Gross profit	$46,178	$88,772	$87,503	$164,633
Gross margin	28.2%	37.1%	27.6%	35.5%

In the fourth quarter of 2005, in light of discussions with the Securities and Exchange Commission (“SEC”), we reclassified fulfillment expenses in our Consolidated Statements of Income as a component of Cost of revenues. In prior periods we had reported fulfillment expenses as a component of Operating expenses. Accordingly, Cost of revenues, Gross profit and Operating expenses in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2005 have been reclassified to conform to this presentation. (See Note 1 of Notes to Condensed Consolidated Financial Statements).

The increase in gross margin in the three and six months ended June 30, 2006 in comparison with the same prior-year period was primarily due to a decrease in revenue share cost per paid shipment as well as an increase in revenue per paid shipment as a result of a decline in overall usage and the continued popularity of our lower-priced plans. The increase in postage rates by 2 cents effective January 8, 2006 negatively impacted gross margin for the quarter, however, this impact was offset by a decline in fulfillment costs as a result of increased operational efficiencies.

If movie rentals per average paying subscriber increases or if we see more shipments of DVDs subject to revenue share and the revenue share cost per shipment does not decline, erosion in our gross margin could occur. Additionally, in May 2006, the USPS proposed an increase in the rate of first class postage by 3 cents to $0.42. If approved, the increase would likely be effective in May 2007. The anticipated increase in postage rates may adversely affect our gross margin.

Technology and Development

	Three Months Ended			Six Months Ended
	June 30, 2005	June 30, 2006	Percent Change	June 30, 2005	June 30, 2006	Percent Change
	(in thousands, except percentages)
Technology and development	$8,648	$12,043	39.3%	$17,214	$23,249	35.1%
As a percentage of revenues	5.3%	5.0%		5.4%	5.0%

The increase in technology and development expenses in absolute dollars for the three and six months ended June 30, 2006 in comparison with the same prior-year period was primarily the result of an increase in personnel and facility-related costs. As a percentage of revenues, technology and development expenses decreased slightly in the three and six months ended June 30, 2006 in comparison with the same prior-year period primarily due to a greater increase in revenues than technology and development expenses.

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

Marketing

	Three Months Ended			Six Months Ended
	June 30, 2005	June 30, 2006	Percent Change	June 30, 2005	June 30, 2006	Percent Change
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$26,959	$47,031	74.5%	$63,508	$99,999	57.5%
As a percentage of revenues	16.4%	19.6%		20.1%	21.6%

Other data:
Gross subscriber additions	707	1,070	51.3%	1,652	2,447	48.1%
Subscriber acquisition cost	$38.13	$43.95	15.3%	$38.44	$40.87	6.3%

The increase in marketing expenses in absolute dollars for the three and six months ended June 30, 2006 in comparison with the same prior-year periods was primarily attributable to an increase in marketing program costs, primarily direct mail, online advertising and television advertising to attract new subscribers.

Subscriber acquisition cost increased for the three and six months ended June 30, 2006 in comparison with the same prior-year period primarily due to an increase in marketing program spending consisting of primarily direct mail and online advertising, offset in part by a decrease in cost of providing free trials associated with our lower priced plans. As a percentage of revenues, marketing expenses increased for the three and six months ended June 30, 2006 as compared to the same prior-year period primarily due to a greater increase in marketing expenses than revenues.

The competitive landscape, including the increased promotion by Blockbuster of its online service and the potential entry of others into the online subscription rental business, could adversely impact our marketing expenditures as we seek to maintain and increase our market leadership. We anticipate that our marketing expense will increase in absolute dollars for the remainder of 2006 as we grow our business.

General and Administrative

	Three Months Ended			Six Months Ended
	June 30, 2005	June 30, 2006	Percent Change	June 30, 2005	June 30, 2006	Percent Change
	(in thousands, except percentages)
General and administrative	$6,233	$6,773	8.7%	$12,921	$15,065	16.6%
As a percentage of revenues	3.8%	2.8%		4.1%	3.3%

The increase in general and administrative expenses in absolute dollars for the three and six months ended June 30, 2006 in comparison with the same prior-year periods was primarily attributable to an increase in personnel costs and professional fees to support our growing operations. This increase was offset in part by a reduction of $1.5 million in estimated settlement costs of the Chavez vs. Netflix, Inc. lawsuit (See Note 9) as well as a reduction in costs related to ongoing legal proceedings.

As a percentage of revenues, the decrease in general and administrative expenses was primarily due to a greater increase in revenues than general and administrative expenses.

We expect our general and administrative expenses will continue to increase in absolute dollars for the remainder of 2006 in order to support our growing operations.

Interest and Other Income

	Three Months Ended			Six Months Ended
	June 30, 2005	June 30, 2006	Percent Change	June 30, 2005	June 30, 2006	Percent Change
	(in thousands, except percentages)
Interest and other income	$1,246	$3,701	197.0%	$2,297	$6,153	167.9%
As a percentage of revenues	0.7%	1.5%		0.7%	1.3%

The increase in interest and other income for the three and six months ended June 30, 2006 in comparison with the same prior-year periods was primarily due to higher interest income earned on our cash and cash equivalents due to increased interest rates as well as higher average cash balances resulting from net proceeds of $101.1 million from the public offering of our common stock in May 2006.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
	(in thousands, except percentages)
Provision for income taxes	$13	$10,553	$57	$13,383
Effective tax rate	—	38.2%	—	38.4%

In the second quarter of 2006 we recorded an income tax expense of $10.6 million (38.2% effective tax rate), compared to tax expense of $13 thousand for the second quarter of 2005. Our tax expense is higher in 2006 because we no longer have a valuation allowance against deferred tax assets, the realization of which served to minimize tax expense in prior years. Prior to the fourth quarter of 2005 we only recorded income tax expense related to currently payable alternative minimum tax liabilities. In the fourth quarter of 2005 we recorded an income tax benefit due to a reduction in our valuation allowance of $34.9 million. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets. In the fourth quarter of 2005, based on our then updated forecast of future projected income and as a result of current developments in the competitive landscape, we reduced the valuation allowance after determining that substantially all deferred tax assets were more likely than not to be realized due to expected future income.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, our public offerings and net cash generated from operating activities. As of June 30, 2006, we had cash and cash equivalents of $341.7 million. On May 3, 2006, we issued 3.5 million shares of common stock upon the closing of a public offering for net proceeds of $101.1 million. We intend to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital.

We have generated net cash from operations during each quarter since the second quarter of 2001. Many factors will impact our ability to continue to generate and grow cash from our operations including, but not limited to, the number of subscribers who sign up for our service, the growth or reduction in our subscriber base, and our ability to develop new revenue sources. In addition, we may have to, or otherwise choose to, lower our prices and increase our marketing expenses in order to grow faster or respond to competition. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

The following table summarizes our cash flow activities:

	Three Months Ended		Six Months Ended
	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Net cash provided by operating activities	$36,494	$46,307	$65,937	$103,929
Net cash used in investing activities	(34,657)	(40,800)	(73,025)	(86,747)
Net cash provided by financing activities	3,313	108,430	3,599	112,264

We generated cash from operating activities in amounts greater than net income in the three months ended June 30, 2006 mainly due to non-cash charges to net income, offset in part by the impact of changes to working capital assets and liabilities. Non-cash adjustments to net income included the amortization of our DVD library, depreciation of property and equipment and stock-based compensation expense related to employee stock options. The primary working capital use of cash was an increase in prepaid expenses and other current assets and a decrease in accounts payable as a result of timing of acquisitions of titles for our DVD library.

We generated cash from operating activities in amounts greater than net income in the six months ended June 30, 2006 mainly due to non-cash charges to net income and the impact of changes in working capital assets and liabilities. The primary working capital source of cash was an increase in accounts payable and accrued expenses as a result of timing of acquisitions of titles for our DVD library and marketing program spending.

SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting FAS 123R, $2.9 million and $3.6 million of excess tax benefits for the three and six months ended June 30, 2006 have been classified as an operating cash outflow and a financing cash inflow.

Net cash used in investing activities for the three months ended June 30, 2006 increased by $6.1 million in comparison with the same prior-year period primarily due to an increase in acquisition of titles for our DVD library to support our larger subscriber base. The increase was offset in part by an increase in proceeds from the sale of previously viewed DVDs. Net cash used in investing activities for the six months ended June 30, 2006 increased by $13.7 million in comparison with the same prior-year period primarily due to an increase in acquisition of titles for our DVD library to support our larger subscriber base. The increase was offset in part by lower outflows related to the acquisition of property and equipment and an increase in proceeds from the sale of previously viewed DVDs. Net cash provided by financing activities increased by $105.1 million and $108.6 million in the three and six months ended June 30, 2006 in comparison with the same prior-year periods primarily due to the proceeds of $101.1 million from the public offering of our common stock in May 2006.

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

In March 2006, we exercised our option to lease a building adjacent to our headquarters in Los Gatos, California. The building will comprise approximately 80,000 square feet of office space and have an initial term of 5 years. Under the terms of the lease agreement, we are obligated to make payments of $6 million toward the construction costs of the building in six monthly installments of $1 million each beginning October 2006. The building is expected to be completed in the first quarter of 2008.

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

Recent Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.” Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In February 2006 the Financial Accounting Standards Board (“FASB”) issued SFAS 155, Accounting for Certain Hybrid Instruments which amends SFAS 133, Accounting for Derivative Instruments and Hedging Activities and SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

The information set forth above under Note 9 contained in the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report Form 10-K for the year ended December 31, 2005 and the Quarterly Report Form 10Q for the quarter ended March 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(d) Use of Proceeds:

We continue to maintain approximately $72.0 million of the net proceeds from our initial public offering in May 2002 in cash and cash equivalents.

Item 4. Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 17, 2006. The following three proposals were adopted:

Proposal One:

Election of a Class I Director:

	Number of Shares
Nominees	For	Withheld
Richard Barton	52,962,465	134,836

In addition, the following individuals continued to be directors following the Annual Meeting of Stockholders: A. George Battle, Reed Hastings, Timothy Haley, Michael Schuh, Jay Hoag and Greg Stanger.

Proposal Two:

Ratification of the appointment of KPMG LLP as independent auditors for the year ending December 31, 2006:

Number of Shares
For	Against	Abstain	Non-Votes
52,958,082	79,242	59,977	0

Proposal Three:

To approve the Company’s Amended and Restated 2002 Stock Plan:

Number of Shares
For	Against	Abstain	Non-Votes
37,451,611	2,649,325	97,149	12,899,216

Item 6. Exhibits

(a) Exhibits:

Exhibit Number			Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.2	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1**	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2**	2002 Employee Stock Purchase Plan					X

10.3**	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4**	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.14	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.16	Lease between Sobrato Land Holdings and Netflix, Inc. dated June 26, 2006					X

10.17	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.18	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Indicates a management contract or compensatory plan.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: August 8, 2006	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: August 8, 2006	By:	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number			Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.2	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1**	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2**	2002 Employee Stock Purchase Plan					X

10.3**	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4**	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.14	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.16	Lease between Sobrato Land Holdings and Netflix, Inc. dated June 26, 2006					X

10.17	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.18	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Indicates a management contract or compensatory plan.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.