Form 10-Q
period 2006-09-30
NETFLIX INC
filed 2006-11-09
CIK 1065280

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 7, 2006, there were 68,459,206 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Revenues	$172,740	$255,950	$489,213	$719,427
Cost of revenues:
Subscription	97,878	135,210	291,821	390,035
Fulfillment expenses*	17,771	23,583	52,798	67,602

Total cost of revenues	115,649	158,793	344,619	457,637

Gross profit	57,091	97,157	144,594	261,790
Operating expenses:
Technology and development *	8,955	11,929	26,169	35,178
Marketing *	33,463	59,367	96,971	159,366
General and administrative *	9,541	9,948	22,462	25,013
Gain on disposal of DVDs	(388)	(1,142)	(1,199)	(3,493)

Total operating expenses	51,571	80,102	144,403	216,064

Operating income	5,520	17,055	191	45,726
Other income (expense):
Interest and other income	1,491	4,687	3,788	10,840
Interest and other expense	(13)	—	(54)	—

Income before income taxes	6,998	21,742	3,925	56,566
Provision for income taxes	52	8,961	109	22,344

Net income	$6,946	$12,781	$3,816	$34,222

Net income per share:
Basic	$.13	$.19	$.07	$.56
Diluted	$.11	$.18	$.06	$.50
Weighted average common shares outstanding:
Basic	53,693	68,081	53,237	60,606
Diluted	66,012	70,345	64,928	68,626

______________

* Amortization of stock-based compensation included in expense line items:
Fulfillment	$227	$213	$1,000	$696
Technology and development	949	884	3,495	2,716
Marketing	596	540	1,963	1,623
General and administrative	1,521	1,532	4,537	4,531

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	December 31, 2005	September 30, 2006
Assets
Current assets:
Cash and cash equivalents	$212,256	$368,741
Prepaid expenses	7,848	5,243
Prepaid revenue sharing expenses	5,252	6,932
Deferred tax assets	13,666	4,654
Other current assets	4,669	9,524

Total current assets	243,691	395,094
DVD library, net	57,032	92,013
Intangible assets, net	457	994
Property and equipment, net	40,213	43,164
Deposits	1,249	1,139
Deferred tax assets	21,239	16,752
Other assets	800	1,438

Total assets	$364,681	$550,594

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,491	$81,968
Accrued expenses	25,563	30,639
Deferred revenue	48,533	49,875

Total current liabilities	137,587	162,482
Deferred rent	842	1,109

Total liabilities	138,429	163,591
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2005 and September 30, 2006; 54,755,731 and 68,154,177 issued and outstanding at December 31, 2005 and September 30, 2006, respectively	55	68
Additional paid-in capital	315,868	442,384
Accumulated deficit	(89,671)	(55,449)

Total stockholders’ equity	226,252	387,003

Total liabilities and stockholders’ equity	$364,681	$550,594

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Cash flows from operating activities:
Net income	$6,946	$12,781	$3,816	$34,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,424	4,066	6,518	11,529
Amortization of DVD library	24,477	36,253	72,035	95,444
Amortization of intangible assets	139	25	973	48
Stock-based compensation expense	3,293	3,169	10,995	9,566
Excess tax benefits from stock-based compensation	—	(3,923)	—	(7,565)
Loss on disposal of property and equipment	—	—	—	(23)
Gain on disposal of DVDs	(819)	(2,241)	(2,156)	(6,319)
Noncash interest expense	—	—	11	—
Deferred taxes	—	4,126	—	13,499
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,401	(143)	2,853	(3,930)
Accounts payable	(8,401)	(2,624)	(6,617)	30
Accrued expenses	6,702	9,049	7,273	12,641
Deferred revenue	903	846	2,464	1,342
Deferred rent	90	78	275	267

Net cash provided by operating activities	37,155	61,462	98,440	160,751

Cash flows from investing activities:
Purchases of property and equipment	(5,460)	(5,231)	(17,219)	(15,809)
Acquisition of intangible asset	(481)	—	(481)	(585)
Acquisitions of DVD library	(25,767)	(37,255)	(84,390)	(113,239)
Proceeds from sale of DVDs	1,577	3,675	3,741	8,909
Proceeds from disposal of property and equipment	—	—	—	23
Deposits and other assets	(10)	(311)	(165)	(528)

Net cash used in investing activities	(30,141)	(39,122)	(98,514)	(121,229)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,900	776	7,578	109,398
Principal payments on notes payable and capital lease obligations	—	—	(79)	—
Excess tax benefits from stock-based compensation	—	3,923	—	7,565

Net cash provided by financing activities	3,900	4,699	7,499	116,963

Net increase in cash and cash equivalents	10,914	27,039	7,425	156,485
Cash and cash equivalents, beginning of period	170,972	341,702	174,461	212,256

Cash and cash equivalents, end of period	$181,886	$368,741	$181,886	$368,741

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

Reclassifications

Certain amounts in the Company’s prior years’ Condensed Consolidated Statements of Operations were reclassified to conform with the current period presentation. Proceeds from sales of previously viewed DVDs and the related cost of DVDs sold were reported as Sales revenues and Cost of sales revenues, respectively, in the Condensed Consolidated Statements of Operations in previous years. In light of discussions with the SEC and consistent with the guidance in Statement of Financial Accounting Standards (“SFAS”) 95, Statement of Cash Flows, and SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in the fourth quarter of 2005 the Company began to report the net gain on sales of DVDs as a separate line item within Operating expenses. Accordingly, Sales revenues and Cost of sales revenues contained in the Condensed Consolidated Statements of Operations for the three months and nine months ended September 30, 2005 have been reclassified to conform to the current presentation. Cash flows associated with the proceeds from sale of DVDs continue to be classified as cash flows from investing activities in the Condensed Consolidated Statements of Cash Flows.

Additionally, in light of discussions with the SEC, the Company reclassified fulfillment expenses in its Condensed Consolidated Statements of Operations as a component of Cost of revenues in the fourth quarter of 2005. In prior periods the Company had reported Fulfillment expenses as a component of Operating expenses. Accordingly, Cost of revenues, Gross profit and Operating expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 have been reclassified to conform to the current presentation.

In accordance with the SEC Staff Accounting Bulletin No. 107 (“SAB 107”), effective January 1, 2006, stock-based compensation is no longer presented as a separate line item on our Condensed Consolidated Statements of Operations. Stock-based compensation is now presented in the same lines as cash compensation paid to the same individuals. Stock-based compensation recognized in prior periods has been reclassified to conform with the presentation in the current period.

In the third quarter of 2006, the Company began classifying changes in Accounts payable related to the acquisition of its DVD library and Property and equipment as a reduction of cash outflows related to investing activities. Changes in Accounts payable related to acquisitions of DVD library and Property and equipment were previously classified within cash from operating activities. Accordingly, the Condensed Consolidated Statements of Cash Flows for all periods presented have been reclassified to conform to the current presentation.

The reclassifications did not impact operating income or net income, working capital or net change in cash and cash equivalents as previously reported. The following tables reflect the impact of the reclassifications:

	Three Months Ended September 30, 2005			Nine Months Ended September 30, 2005
Condensed Consolidated Statements of Operations	As previously reported	Reclassifications	As Reclassified	As previously reported	Reclassifications	As Reclassified
Revenues:
Subscription	$172,740	$—	$172,740	$489,213	$—	$489,213
Sales	1,577	(1,577)	—	3,741	(3,741)	—

Total revenues	174,317	(1,577)	172,740	492,954	(3,741)	489,213
Cost of revenues:
Subscription	97,878	—	97,878	291,821	—	291,821
Sales	1,189	(1,189)	—	2,542	(2,542)	—
Fulfillment expenses	—	17,771	17,771	—	52,798	52,798

Total cost of revenues	99,067	16,582	115,649	294,363	50,256	344,619

Gross profit	75,250	(18,159)	57,091	198,591	(53,997)	144,594

Operating expenses:
Fulfillment	17,544	(17,544)	—	51,798	(51,798)	—
Technology and development	8,006	949	8,955	22,674	3,495	26,169
Marketing	32,867	596	33,463	95,008	1,963	96,971
General and administrative	8,020	1,521	9,541	17,925	4,537	22,462
Stock-based compensation	3,293	(3,293)	—	10,995	(10,995)	—
Gain on disposal of DVDs	—	(388)	(388)	—	(1,199)	(1,199)

Total operating expenses	69,730	(18,159)	51,571	198,400	(53,997)	144,403

Operating income	5,520	—	5,520	191	—	191
Other income (expense):
Interest and other income	1,491	—	1,491	3,788	—	3,788
Interest and other expense	(13)	—	(13)	(54)	—	(54)

Income before income taxes	6,998	—	6,998	3,925	—	3,925
Provision for income taxes	52	—	52	109	—	109

Net income	$6,946	$—	$6,946	$3,816	$—	$3,816

	2005			2006
Condensed Consolidated Statements of Cash Flows	Three Months Ended March 31,	Six Months Ended June 30,	Nine Months Ended September 30,	Three Months Ended March 31,	Six Months Ended June 30,
Changes in Accounts Payable:
As previously reported	$2,857	$6,436	$(5,824)	$14,505	$7,294
Reclassifications	(5,213)	(4,652)	(793)	(11,632)	(4,640)

As Reclassified	$(2,356)	$1,784	$(6,617)	$2,873	$2,654

Cash flows from operating activities:
As previously reported	$29,443	$65,937	$99,233	$57,622	$103,929
Reclassifications	(5,213)	(4,652)	(793)	(11,632)	(4,640)

As Reclassified	$24,230	$61,285	$98,440	$45,990	$99,289

Purchases of Property and equipment:
As previously reported	$(6,845)	$(12,776)	$(18,205)	$(3,484)	$(8,857)
Reclassifications	(228)	1,017	986	(3,202)	(1,721)

As Reclassified	$(7,073)	$(11,759)	$(17,219)	$(6,686)	$(10,578)

Acquisitions of DVD library:
As previously reported	$(33,040)	$(62,258)	$(84,197)	$(44,676)	$(82,345)
Reclassifications	5,441	3,635	(193)	14,834	6,361

As Reclassified	$(27,599)	$(58,623)	$(84,390)	$(29,842)	$(75,984)

Net cash used in investing activities:
As previously reported	$(38,368)	$(73,025)	$(99,307)	$(45,947)	$(86,747)
Reclassifications	5,213	4,652	793	11,632	4,640

As Reclassified	$(33,155)	$(68,373)	$(98,514)	$(34,315)	$(82,107)

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximates their carrying value due to their short maturity.

Restricted Cash

As of September 30, 2006, Other assets included restricted cash of $750 related to a workers’ compensation insurance deposit. In addition, Other current assets included $2,172 set aside for plaintiffs’ attorneys’ fees and expenses in the Chavez vs. Netflix, Inc. lawsuit.

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

Stock-based compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), using the modified prospective method. The Company had previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123 in 2003, and restated prior periods at that time. Because the fair value recognition provisions of SFAS 123 and SFAS 123R were generally consistent as they relate to the Company’s equity plans, the adoption of SFAS 123R did not have a significant impact on the Company’s financial position or results of operations. Upon the adoption of SFAS 123R, the Company classified tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows.

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

2. Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Specifically, the SAB articulates the SEC’s position that registrants should quantify the effects of prior period errors using both a balance sheet approach (“iron curtain method”) and an income statement approach (“rollover method”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective as of the end of the Company’s 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. The Company does not expect the adoption of SAB 108 to have a material impact on its financial position or results of operations.

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

3. DVD Library

The Company acquires DVDs from studios and distributors through either direct purchases or revenue sharing agreements. The Company acquires DVDs for the purpose of renting them to its subscribers and earning subscription rental revenues and as such, the Company considers its DVD library to be a productive asset. Accordingly, the Company classifies its DVD Library as a non-current asset on its Condensed Consolidated Balance Sheet. Additionally, in accordance with SFAS 95, Statement of Cash Flows, cash outflows for the acquisition of the DVD Library, net of changes in related Accounts payable, are classified as cash flows from investing activities on the Company’s Condensed Consolidated Statements of Cash Flows. This is inclusive of any upfront non-refundable payments required under revenue sharing agreements.

The Company amortizes its DVD library, less estimated salvage value, on a “sum-of-the-months” accelerated basis over its estimated useful life. The useful life of new-release DVDs and back-catalogue DVDs is estimated to be 1 year and 3 years, respectively. In estimating the useful life of the DVD library, the Company takes into account library utilization as well as an estimate for lost or damaged DVDs. Volume purchase discounts received from studios on the purchase of titles are recorded as a reduction of DVD library inventory when earned.

The Company provides a salvage value of $3.00 per DVD for those direct purchase DVDs that the Company estimates it will sell at the end of their useful lives. For those DVDs that the Company does not expect to sell, no salvage value is provided.

The Company capitalizes film costs in accordance with Statement of Position 00-2 (“SOP 00-2”) Accounting by Producers or Distributors of Films. Net capitalized film costs are recorded within DVD Library as such amounts are currently not material to the condensed consolidated financial statements. Capitalized film costs include costs to develop and produce movies, consisting primarily of concept development, pre-production and production. Capitalized film costs are stated at the lower of unamortized cost or estimated fair value on an individual film basis. Once a film is released, capitalized film production costs are amortized in the proportion that the revenue during the period for each film bears to the estimated total revenue to be received from all sources for the film (“Ultimate Revenue”) under the individual-film-forecast method as defined in SOP 00-2. In the event a film is not set for production within three years from the time of the first capitalized transaction, all such costs will be expensed. The Company makes certain estimates and judgments of Ultimate Revenue for each film based on performance of comparable titles and our knowledge of the industry. Estimates of Ultimate Revenue are reviewed periodically and are revised if necessary. Unamortized film production costs are evaluated for impairment each quarter on a film-by-film basis in accordance with the requirements of SOP 00-2. If forecasts of Ultimate Revenue are not sufficient to recover the unamortized film costs for that film, the unamortized film costs will be written down to fair value.

DVD library and accumulated amortization are as follows:

	As of
	December 31, 2005	September 30, 2006
DVD library, gross	$304,490	$428,982
Less accumulated amortization	(247,458)	(336,969)

DVD library, net	$57,032	$92,013

4. Intangible Assets

Intangible assets and accumulated amortization consists of the following:

	As of
	December 31, 2005	September 30, 2006
Patents, gross	$480	$1,066
Less accumulated amortization	(23)	(72)

Patents, net	$457	$994

In the second quarter of 2006, the Company capitalized $586 related to certain technology patents licensed. The capitalized patents are being amortized to ‘Technology and Development’ in the Condensed Consolidated Statements of Operations over the remaining life of the patents, the last of which expires in August 2020.

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

Under the 2002 Employee Stock Purchase Plan, shares of the Company’s common stock may be purchased over an offering period with a duration of 24 months at 85 percent of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. In May 2006, the Company amended its 2002 Employee Stock Purchase Plan so that offering periods under the plan going forward have a duration of 6 months instead of 24 months. Employees may invest up to 15 percent of their gross compensation through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. As of September 30, 2006, 2,344,940 shares were available for future issuance under the 2002 Employee Stock Purchase Plan.

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

A summary of option activity during the three and nine months ended September 30, 2006 is as follows:

		Options Outstanding		Weighted-Average Remaining contractual term (in years)	Aggregate Intrinsic value ( in thousands)
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2005	4,582,833	5,854,816	$10.43
Authorized	2,000,000	—	—
Granted	(240,517)	240,517	$26.67
Exercised	—	(497,043)	$6.31
Canceled	13,786	(13,786)	$24.25

Balances as of March 31, 2006	6,356,102	5,584,504	$11.46	7.21	$100,255
Granted	(231,375)	231,375	$28.74
Exercised	—	(444,753)	$6.07
Canceled	9,865	(9,865)	$32.31

Balances as of June 30, 2006	6,134,592	5,361,261	$12.61	7.15	$81,742
Granted	(307,595)	307,595	$22.13
Exercised	—	(154,589)	$5.02
Canceled	29,524	(29,524)	$29.72

Balances as of September 30, 2006	5,856,521	5,484,743	$13.27	7.09	$61,448

Exercisable as of September 30, 2006		5,468,597	$13.28	7.09	$61,229
Vested and expected to vest at September 30, 2006		5,484,743	$13.27	7.09	$61,448

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended September 30, 2005 and 2006 was $7.2 million and $2.6 million, respectively.

Cash received from option exercises and purchases under the ESPP for the three and nine months ended September 30, 2006 was $0.8 million and $8.5 million, respectively.

Stock-Based Compensation

The Company adopted the provisions of SFAS 123R on January 1, 2006. See Note 1 for a description of the Company’s adoption of SFAS 123R. The fair value of employee stock options granted as well as the fair value of shares issued under the employee stock purchase plan is estimated using the Black-Scholes option pricing model.

The following table summarizes the assumptions used to value option grants:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Dividend yield	0%	0%	0%	0%
Expected volatility	46%	46% - 48%	45% - 85%	44% - 53%
Risk-free interest rate	3.89% - 3.93%	5.00%	2.85% - 3.93%	4.45% - 5.00%
Expected life (in years)	3.0 - 4.0	3.0 - 4.5	1.0 - 4.0	3.0 - 4.5

The following table summarizes the assumptions used to value shares issued under the employee stock purchase plan:

	Nine Months Ended
	September 30, 2005	September 30, 2006
Dividend yield	0%	0%
Expected volatility	37% - 45%	39%
Risk-free interest rate	3.14% - 3.64%	5.01%
Expected life (in years)	0.5 - 2.0	0.5

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

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected life for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted. In the second and third quarters of 2006, the Company used an estimate of expected life of 4.5 years for one group and 3 years for the other group. The Company used an estimate of expected life of 4 years for one group and 3 years for the other group from the second quarter of 2005 to the second quarter of 2006.

The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.

The weighted-average fair value of employee stock options granted during the three months ended September 30, 2005 and 2006 was $7.33 and $9.43 per share, respectively. As of September 30, 2006, total unrecognized compensation cost related to unvested stock options is $0.02 million which is expected to be recognized over the next nine months.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases under SFAS 123R which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Fulfillment	$227	$213	$1,000	$696
Technology and development	949	884	3,495	2,716
Marketing	596	540	1,963	1,623
General and administrative	1,521	1,532	4,537	4,531

Stock-based compensation expense before income taxes	3,293	3,169	10,995	9,566
Income tax benefit	—	(1,306)	—	(3,779)

Total stock-based compensation after income-taxes	$3,293	$1,863	$10,995	$5,787

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

8. Net Income Per Share

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

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Weighted-average shares - basic	53,693,000	68,081,000	53,237,000	60,606,000
Effect of dilutive potential common shares:
Warrants	8,443,000	6,000	8,204,000	5,472,000
Employee stock options	3,876,000	2,258,000	3,487,000	2,548,000

Weighted-average shares - diluted	66,012,000	70,345,000	64,928,000	68,626,000

For the three and nine months ended September 30, 2005 and 2006, employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. No outstanding warrants were excluded from the diluted calculation as their exercise prices were lower than the average market price of the common stock.

The following table summarizes the outstanding potential common shares excluded from the diluted calculation (rounded to the nearest thousand):

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Employee stock options	773,000	1,452,000	1,244,000	1,223,000

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

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, breach of contract as well as claims relating to the Company’s statements regarding DVD delivery times. The Company entered into an amended settlement under which Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were a member on October 19, 2005 are eligible to receive a free one-month upgrade in service level and Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were not a member on October 19, 2005 are eligible to receive a free one-month Netflix membership of either the 1, 2 or 3 DVDs at-a-time unlimited program. The Court issued final judgment on the settlement on July 28, 2006, awarding plaintiffs’ attorneys’ fees and expenses of $2,127. The final judgment has been appealed to the California Court of Appeals, First Appellate District. The Appellate Court has not set a hearing date. In accordance with SFAS No. 5, Accounting for Contingencies, the Company estimated and recorded a charge against earnings in general and administrative expenses of $7,442 associated with the legal fees and the incremental expected costs for the free one month membership to former subscribers. The charge for the free one month upgrade to the next level program for existing subscribers will be recorded when the subscribers utilize the upgrade. The Company also recorded an insurance receivable of $1,000, representing the portion of legal fees reimbursed by the Company’s insurer. The actual cost of the settlement will be dependent upon many unknown factors such as the number of former Netflix subscribers who will actually redeem the settlement benefit when it is made available following the appeal period. The Company denies any wrongdoing.

On April 4, 2006, the Company filed a complaint for patent infringement against Blockbuster, Inc. in the United States District Court for the Northern District of California. The complaint alleges that Blockbuster willfully infringed two of our patents – U.S. Patent No. 7,024,381 entitled “Approach for Renting Items to Customers” and U.S. Patent No. 6,584,450 entitled “Method and Apparatus for Renting Items.” The complaint seeks a judgment that Blockbuster has willfully infringed the specified patents and seeks a preliminary and/or permanent injunction enjoining Blockbuster from any further infringement, unspecified compensatory enhanced damages, attorneys’ fees, expenses and costs. On June 13, 2006, Blockbuster responded and filed a counterclaim alleging that Netflix had violated Section 2 of the Sherman Antitrust Act. The counterclaim also seeks a declaratory judgment that Blockbuster had not infringed Netflix’s asserted patents and that both patents were invalid. In addition to the declaratory judgment, Blockbuster is also seeking compensatory damages, attorneys’ fees and expenses, costs of the suit, pre-and post-judgment damage on all amounts awarded and general relief.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding our business growth, average revenue per paying subscriber, operating expenses, churn, gross margin and liquidity. You can identify these statements by our use of words such as “expects” and “anticipates” and similar words. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” in Part II, Item 1A of this report and in the Annual Report on Form 10-K for fiscal 2005 filed with the Securities and Exchange Commission on March 16, 2006, in the Quarterly Reports on Form 10-Q filed with the Securities and Exchange Commission on May 9, 2006 and August 9, 2006.

We undertake no obligation to revise or publicly release the results of any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q or to explain why actual results differ.

Overview

Our Business

Netflix (Nasdaq: NFLX) is the world’s largest online movie rental service, providing more than five million subscribers access to over 65,000 DVD titles. The Company offers a variety of subscription plans, starting at $5.99 a month. There are no due dates, no late fees and no shipping fees. DVDs are delivered by the United States Postal Service (“USPS”) from regional shipping centers located throughout the United States. Netflix can reach more than 90 percent of its subscribers with generally one business-day delivery. Netflix offers personalized movie recommendations to its members and has more than one billion movie ratings. Netflix also allows members to share and recommend movies to one another through its Friends R feature. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

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

We continued to see strong growth and financial results in the third quarter of 2006, with revenues growing 48% from a year ago. This growth is attributed to our expanding subscriber base. We added approximately 0.5 million net new subscribers in the third quarter of 2006, growing from 5.2 million to 5.7 million subscribers at September 30, 2006.

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

Critical Accounting Policies and Estimates

Other than the adoption of Statement of Financial Accounting Standards (“SFAS”) 123R Share-Based Payment, to account for stock-based compensation, there have been no significant changes during the nine months ended September 30, 2006 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

•	Expected Volatility: Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to use implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock.

•	Expected life: We bifurcate our option grants into two employee groupings (executive and non-executive) based on exercise behavior and consider several factors in determining the estimate of expected life for each group, including the historical option exercise behavior and the terms and vesting periods of the options granted. In the second and third quarters of 2006, we used an estimate of expected life of 4.5 years for one group and 3 years for the other group. We used an estimate of expected life of 4 years for one group and 3 years for the other group from the second quarter of 2005 to the second quarter of 2006.

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

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Revenues	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Subscription	56.6%	52.8%	59.6%	54.2%
Fulfillment expenses*	10.3%	9.2%	10.8%	9.4%

Total cost of revenues	66.9%	62.0%	70.4%	63.6%

Gross profit	33.1%	38.0%	29.6%	36.4%
Operating expenses:
Technology and development *	5.2%	4.7%	5.3%	4.9%
Marketing *	19.4%	23.2%	19.8%	22.2%
General and administrative *	5.5%	3.9%	4.6%	3.5%
Gain on disposal of DVDs	(0.2%)	(0.5%)	(0.2%)	(0.6%)

Total operating expenses	29.9%	31.3%	29.5%	30.0%

Operating income (loss)	3.2%	6.7%	0.1%	6.4%
Other income (expense):
Interest and other income	0.9%	1.8%	0.7%	1.5%
Interest and other expense	—	—	—	—

Income (loss) before income taxes	4.1%	8.5%	0.8%	7.9%
Provision for income taxes	0.1%	3.5%	—	3.1%

Net income (loss)	4.0%	5.0%	0.8%	4.8%

_____________
* Amortization of stock-based compensation included in expense line items above:
Fulfillment	0.1%	0.1%	0.2%	0.1%
Technology and development	0.6%	0.3%	0.7%	0.4%
Marketing	0.3%	0.2%	0.4%	0.2%
General and administrative	0.9%	0.6%	0.9%	0.6%

Total stock-based compensation	2.0%	1.2%	2.2%	1.3%

* Stock-based compensation recognized in the three and nine months ended September 30, 2005 has been reclassed to this expense line to conform with the current period presentation.

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Revenues

	Three Months Ended			Nine Months Ended
	September 30, 2005	September 30, 2006	Percent Change	September 30, 2005	September 30, 2006	Percent Change
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$172,740	$255,950	48.2%	$489,213	$719,427	47.1%

Average number of paying subscribers	3,266	5,253	60.8%	2,984	4,836	62.1%
Average monthly revenue per paying subscriber	$17.63	$16.24	(7.9)%	$18.22	$16.53	(9.3)%

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. In addition, for the three and nine months ended September 30, 2006, we generated a small portion of our revenues from the sale of advertising.

The increase in our revenues in the three and nine months ended September 30, 2006 in comparison with the same prior year periods was primarily attributable to substantial growth in the average number of paying subscribers as summarized in the table above, offset in part by a decline in average monthly revenue per paying subscriber. We believe the increase in the number of paying subscribers was driven primarily by increased consumer awareness of the benefits of online DVD rentals and continuing improvements in our service. The decline in the average monthly revenue per paying subscriber was a result of the continued popularity of our lower cost subscription plans. We expect the average revenue per paying subscriber to continue to decline due to the introduction of and increased consumer awareness of our lower priced subscription plans.

Subscriber churn was 4.2 percent in the third quarter of 2006, down slightly from 4.3 percent in the third quarter of 2005. We believe the decline was primarily due to the following factors:

•	Aging subscriber base. As we grow, the ratio of new subscribers to total subscribers declines, leading to an increase in the average duration, or age, of the subscriber base. New subscribers are actually more likely to cancel their subscriptions than older subscribers, and therefore, an increase in subscriber age helps overall reductions in churn.

•	The continued popularity of our lower cost subscription plans and the price parity of our subscription plans with those offered by Blockbuster. In August 2005, Blockbuster raised the subscription price of its 3-out monthly subscription plan by $3.00 to $17.99 per month.

•	Service improvements. We continued to make improvements in a number of key areas, including increasing the selection of titles as we expanded our DVD library and enhancing our Web site and recommendation service. We believe these improvements to our service increased subscriber satisfaction, which resulted in lower churn.

If we are unable to compete effectively against Blockbuster and our other existing competitors as well as against potential new competitors into the online movie rental subscription business, in both retaining our existing subscribers and attracting new subscribers, our churn will likely increase and our business will be adversely affected.

The following table presents our ending subscriber information:

	As of
	September 30, 2005	September 30, 2006
	(in thousands, except percentages)
Free subscribers	169	173
As a percentage of total subscribers	4.7%	3.1%
Paid subscribers	3,423	5,489
As a percentage of total subscribers	95.3%	96.9%
Total subscribers	3,592	5,662

Cost of Revenues

	Three Months Ended			Nine Months Ended
	September 30, 2005	September 30, 2006	Percent Change	September 30, 2005	September 30, 2006	Percent Change
	(in thousands, except percentages)
Cost of revenues:
Subscription	$97,878	$135,210	38.1%	$291,821	$390,035	33.7%
Fulfillment expenses	17,771	23,583	32.7%	52,798	67,602	28.0%

Total cost of revenues	$115,649	$158,793	37.3%	$344,619	$457,637	32.8%

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

Subscription

The increase in cost of subscription revenues in absolute dollars for the three and nine months ended September 30, 2006 in comparison with the same prior-year periods corresponds with the increase in the number of average paying subscribers offset by a decline in monthly movie rentals per average paying subscriber. The increase in average paying subscribers drove increases in the number of DVDs mailed to paying subscribers and related postage and packaging expenses. However, the increase was offset in part by a decline in revenue share cost per paid shipment as well as the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers. Additionally, DVD amortization increased due to increased acquisitions for our DVD library.

Our cost of subscription fluctuates based on several factors, including the level of acquisitions for our DVD library; the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers; revenue sharing costs per paid shipment and postage rates. The cost of subscription for the first nine months of 2006 was impacted by the increase in the postage rates by 2 cents effective January 8, 2006.

Fulfillment expenses

The increase in fulfillment expenses in absolute dollars for the three and nine months ended September 30, 2006 in comparison with the same prior-year periods was primarily attributable to the following factors:

•	an increase in credit card fees as a result of the increase in subscriptions,

•	an increase in personnel- related costs resulting from the higher volume of activities in our customer service and shipping centers and,

•	an increase in facility-related costs resulting from expansion of certain of our shipping centers and the addition of new ones.

Gross Margin

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
	(in thousands, except percentages)
Gross profit	$57,091	$97,157	$144,594	$261,790
Gross margin	33.1%	38.0%	29.6%	36.4%

In the fourth quarter of 2005, in light of discussions with the Securities and Exchange Commission (“SEC”), we reclassified fulfillment expenses in our Consolidated Statements of Income as a component of Cost of revenues. In prior periods we had reported fulfillment expenses as a component of Operating expenses. Accordingly, Cost of revenues, Gross profit and Operating expenses in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2005 have been reclassified to conform to this presentation. (See Note 1 of Notes to Condensed Consolidated Financial Statements).

The increase in gross margin in the three and nine months ended September 30, 2006 in comparison with the same prior-year period was primarily due to a decrease in revenue share cost per paid shipment, which includes a decline in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers, as well as an increase in revenue per paid shipment as a result of a decline in overall usage and the continued popularity of our lower-priced plans. The increase in postage rates by 2 cents effective January 8, 2006 negatively impacted gross margin for the quarter, however, this impact was offset by a decline in fulfillment costs as a result of increased operational efficiencies.

If movie rentals per average paying subscriber increases or if we see more shipments of DVDs subject to revenue share and the revenue share cost per shipment does not decline, erosion in our gross margin could occur. Additionally, in May 2006, the USPS proposed an increase in the rate of first class postage by 3 cents to $0.42. If approved, the increase would likely be effective in May 2007. The anticipated increase in postage rates is expected to reduce our gross margin unless we offset the expected postage increase with other cost reductions.

Technology and Development

	Three Months Ended			Nine Months Ended
	September 30, 2005	September 30, 2006	Percent Change	September 30, 2005	September 30, 2006	Percent Change
	(in thousands, except percentages)
Technology and development	$8,955	$11,929	33.2%	$26,169	$35,178	34.4%
As a percentage of revenues	5.2%	4.7%		5.3%	4.9%

The increase in technology and development expenses in absolute dollars for the three and nine months ended September 30, 2006 in comparison with the same prior-year period was primarily the result of an increase in personnel and facility-related costs. As a percentage of revenues, technology and development expenses decreased slightly in the three and nine months ended September 30, 2006 in comparison with the same prior-year period primarily due to a greater increase in revenues than technology and development expenses.

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

Marketing

	Three Months Ended			Nine Months Ended
	September 30, 2005	September 30, 2006	Percent Change	September 30, 2005	September 30, 2006	Percent Change
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$33,463	$59,367	77.4%	$96,971	$159,366	64.3%
As a percentage of revenues	19.4%	23.2%		19.8%	22.2%

Other data:
Gross subscriber additions	921	1,310	42.2%	2,573	3,757	46.0%
Subscriber acquisition cost	$36.33	$45.32	24.7%	$37.69	$42.42	12.6%

The increase in marketing expenses in absolute dollars for the three and nine months ended September 30, 2006 in comparison with the same prior-year periods was primarily attributable to an increase in marketing program costs, which included direct mail, online advertising and television advertising to attract new subscribers.

Subscriber acquisition cost increased for the three and nine months ended September 30, 2006 in comparison with the same prior-year period primarily due to an increase in marketing program spending offset in part by a decrease in cost of providing free trials associated with our lower priced plans coupled with a slight decline in personnel-related costs. As a percentage of revenues, marketing expenses increased for the three and nine months ended September 30, 2006 as compared to the same prior-year period primarily due to a greater increase in marketing expenses than revenues.

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

General and Administrative

	Three Months Ended			Nine Months Ended
	September 30, 2005	September 30, 2006	Percent Change	September 30, 2005	September 30, 2006	Percent Change
	(in thousands, except percentages)
General and administrative	$9,541	$9,948	4.3%	$22,462	$25,013	11.4%
As a percentage of revenues	5.5%	3.9%		4.6%	3.5%

The increase in general and administrative expenses in absolute dollars for the three and nine months ended September 30, 2006 in comparison with the same prior-year periods was primarily attributable to an increase in costs related to ongoing legal proceedings, personnel costs and professional fees to support our growing operations. Additionally, general and administrative costs for the third quarter of 2005 included legal costs of $3.2 million (net of expected insurance proceeds of $0.8 million) related to the accrual of the proposed settlement costs of Chavez vs. Netflix, Inc. lawsuit.

As a percentage of revenues, the decrease in general and administrative expenses was primarily due to a greater increase in revenues than general and administrative expenses.

We expect our general and administrative expenses will continue to increase in absolute dollars for the remainder of 2006 in order to support our growing operations.

Interest and Other Income

	Three Months Ended		Percent Change	Nine Months Ended		Percent Change
	September 30, 2005	September 30, 2006		September 30, 2005	September 30, 2006
	(in thousands, except percentages)
Interest and other income	$1,491	$4,687	214.4%	$3,788	$10,840	186.2%
As a percentage of revenues	0.9%	1.8%		0.7%	1.5%

The increase in interest and other income for the three and nine months ended September 30, 2006 in comparison with the same prior-year periods was primarily due to higher interest income earned on our cash and cash equivalents due to increased interest rates as well as higher average cash balances resulting from net proceeds of $101.1 million from the public offering of our common stock in May 2006.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
	(in thousands, except percentages)
Provision for income taxes	$52	$8,961	$109	$22,344
Effective tax rate…………………………………….	—	41.2%	—	39.5%

In the third quarter of 2006 we recorded an income tax expense of $9.0 million (41.2% effective tax rate), compared to tax expense of $52 thousand for the third quarter of 2005. Our tax expense is higher in 2006 because we no longer have a valuation allowance against deferred tax assets, the realization of which served to minimize tax expense in prior years. Prior to the fourth quarter of 2005 we only recorded income tax expense related to currently payable alternative minimum tax liabilities. In the fourth quarter of 2005 we recorded an income tax benefit due to a reduction in our valuation allowance of $34.9 million. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets. In the fourth quarter of 2005, based on our then updated forecast of future projected income and as a result of current developments in the competitive landscape, we reduced the valuation allowance after determining that substantially all deferred tax assets were more likely than not to be realized due to expected future income.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, our public offerings and net cash generated from operating activities. As of September 30, 2006, we had cash and cash equivalents of $368.7 million. On May 3, 2006, we issued 3.5 million shares of common stock upon the closing of a public offering for net proceeds of $101.1 million. We intend to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital.

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

The following table summarizes our cash flow activities:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Net cash provided by operating activities	$37,155	$61,462	$98,440	$160,751
Net cash used in investing activities	(30,141)	(39,122)	(98,514)	(121,229)
Net cash provided by financing activities	3,900	4,699	7,499	116,963

We generated cash from operating activities in amounts greater than net income in the three and nine months ended September 30, 2006 primarily due to non-cash charges to net income. Non-cash adjustments to net income included the amortization of our DVD library, depreciation of property and equipment and stock-based compensation expense related to employee stock options.

SFAS 123R requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits represent tax benefits related to exercised options in excess of the associated deferred tax asset for such options. As a result of adopting FAS 123R, $3.9 million and $7.6 million of excess tax benefits for the three and nine months ended September 30, 2006 have been classified as an operating cash outflow and a financing cash inflow.

Net cash used in investing activities for the three months ended September 30, 2006 increased by $9.0 million in comparison with the same prior-year period primarily due to an increase in acquisition of titles for our DVD library to support our larger subscriber base. The increase was offset in part by an increase in proceeds from the sale of previously viewed DVDs. Net cash used in investing activities for the nine months ended September 30, 2006 increased by $22.7 million in comparison with the same prior-year period primarily due to an increase in acquisition of titles for our DVD library to support our larger subscriber base. The increase was offset in part by an increase in proceeds from the sale of previously viewed DVDs and lower outflows related to the acquisition of property and equipment.

Net cash provided by financing activities increased by $0.8 million in the three months ended September 30, 2006 in comparison with the same prior-year period primarily due to $3.9 million of excess tax benefits from stock-based compensation in the third quarter of 2006 offset by lower proceeds from the issuance of common stock under our employee stock plans. Net cash provided by financing activities increased by $109.5 million in the nine months ended September 30, 2006 in comparison with the same prior-year period primarily due to the proceeds of $101.1 million from the public offering of our common stock in May 2006 as well as $7.6 million of excess tax benefits from stock-based compensation.

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

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. Specifically, the SAB articulates the SEC’s position that registrants should quantify the effects of prior period errors using both a balance sheet approach (“iron curtain method”) and an income statement approach (“rollover method”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective as of the end of our 2006 fiscal year, allowing a one-time transitional cumulative effect adjustment to beginning retained earnings as of January 1, 2006 for errors that were not previously deemed material, but are material under the guidance in SAB 108. We do not expect the adoption of SAB 108 to have a material impact on our financial position or results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings

The information set forth above under Note 9 contained in the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report Form on 10-K for the year ended December 31, 2005 and the Quarterly Report Form 10Q for the quarter ended June 30, 2006.

Item 6. Exhibits

(a) Exhibits:

Exhibit Number			Incorporated by Reference			Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.2	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1 **	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2 **	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3 **	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4 **	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.14	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.16	Lease between Sobrato Land Holdings and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.17	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.18	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

**	Indicates a management contract or compensatory plan.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: November 9, 2006	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: November 9, 2006	By:	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.2	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1 **	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2 **	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3 **	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4 **	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.14	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.16	Lease between Sobrato Interests II and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.17	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.18	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1 *	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

**	Indicates a management contract or compensatory plan.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.