Form 10-K
period 2006-12-31
NETFLIX INC
filed 2007-02-28
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(408) 540-3700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

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

Large accelerated filer ☑    Accelerated filer ☐    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

As of June 30, 2006, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $1,242,174,295. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 16, 2007, there were 68,707,379 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for Registrant’s 2007 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: operating expenses; gross margin; liquidity; subscriber acquisition and retention; churn; developments in downloading and DVD formats; revenue per average paying subscriber; and impacts relating to our pricing strategy, delivery time, volume of movie rentals and growth of the online DVD rental market, our DVD library investments, marketing expenses, and subscriber acquisition cost. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: “Risk Factors” section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.	Business

We are the largest online movie rental subscription service providing more than 6,300,000 subscribers access to a comprehensive library of more than 70,000 movie, television and other filmed entertainment titles on DVD. We offer a variety of subscription plans, starting at $4.99 a month. There are no due dates, no late fees and no shipping fees. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue. We also offer certain titles through our new instant-viewing feature.

Our subscription service has grown rapidly since inception. This growth has been fueled by the rapid adoption of DVDs as a medium for home entertainment as well as increased awareness of online DVD rentals. We also believe our growth has been driven by our comprehensive selection of titles, consistently high levels of customer satisfaction and our effective marketing programs. We expect that our business will continue to grow as the market for online DVD rentals continues to grow, a reflection of both the convenience and value of the subscription rental model.

Our core strategy is to grow a large DVD subscription business and to expand into Internet-based movie delivery as that market develops. We believe that the DVD format, along with its successor formats of HD DVD and Blu-Ray, will continue to be the main vehicle for watching movies in the home for the foreseeable future and that by growing a large DVD subscription business, we will be well positioned to transition our subscribers and our business to Internet-based movie delivery as it becomes a mainstream method for movie distribution. To this end, we introduced a new feature in January 2007 that allows subscribers to instantly watch movies and television series on their personal computers. We expect to roll out this instant-viewing feature to all subscribers within six months from the date of launch, and we will continue to improve its quality, content and functionality. We intend to broaden the distribution capability of this service to multiple platforms over time.

Our proprietary recommendation service enables us to create a customized store for each subscriber and to generate personalized recommendations which effectively merchandise our comprehensive library of DVDs. We believe that our recommendation technology, based on proprietary algorithms and the approximately 1.7 billion movie ratings we have collected from our subscribers, enables us to build deep subscriber relationships and maintain a high level of library utilization.

We continually invest in improvements to our service in an effort to deepen our subscriber relationships as well as to further distinguish our service from that of our competitors. We focus on improving our website experience and functionality and seek to create value-added features for our subscribers, such as our social networking feature, called FriendsR and our queue management feature, called ProfilesSM. In addition, we generate a small portion of our revenue from the sale of advertising.

We promote our service to consumers through various marketing programs, including online promotions, television and radio advertising, package inserts, direct mail and other promotions with third parties. These programs encourage consumers to subscribe to our service and may include a free trial period. At the end of the free trial period, subscribers are automatically enrolled as paying subscribers, unless they cancel their subscription. All paying subscribers are billed monthly in advance.

We stock more than 70,000 DVD titles. We have established revenue sharing relationships with several studios and distributors. We also purchase titles directly from studios, distributors and independent producers. In addition, we have more than 1,000 titles available on our website for instant viewing. We also develop and acquire content through our wholly-owned subsidiary, Red Envelope Entertainment, LLC, which is dedicated to developing and acquiring original content productions.

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

Industry Overview

Filmed entertainment is distributed broadly through a variety of channels. Out-of-home channels include movie theaters, airlines and hotels. In-home distribution channels include home video rental and retail outlets, cable and satellite television, pay-per-view, video-on-demand, or VOD and broadcast television. Currently, studios distribute their filmed entertainment content approximately three to six months after theatrical release to the home video market, seven to nine months after theatrical release to pay-per-view and VOD, one year after theatrical release to satellite and cable and two to three years after theatrical release to basic cable and syndicated networks. However, in what continues to be an emerging trend, the major studios have shortened the release window on certain titles, in particular the theatrical to home video window. We anticipate that the studios will continue to test a variety of modifications or adjustments to the traditional window, including releasing movies simultaneously on DVD and VOD, but we believe that DVD, and its high definition successors HD-DVD and BluRay, will continue to receive a preferential distribution window in light of the large profits DVD generates for the studios.

Challenges Faced by Consumers in Selecting In-Home Filmed Entertainment

The proliferation of new releases available for in-home filmed entertainment and the additional demand for back catalog titles on DVD create two primary challenges for consumers in selecting titles.

First, despite the large number of available titles on DVD, consumers lack a deep selection of titles from existing subscription channels and traditional video rental outlets. Subscription channels, pay-per-view and video-on-demand services continue to offer a narrow selection of titles. Likewise, traditional video rental outlets primarily offer new releases and devote limited space to display and stock back catalog titles. We believe our selection of over 70,000 titles on DVD offers an attractive alternative to these traditional channels.

Second, even when consumers have access to the vast number of titles available, they generally have limited means to effectively sort through the titles. We believe our recommendation service and our website features provide our subscribers the tools to select titles that appeal to their individual preferences. We also recently launched our Previews feature, which allows subscribers to conveniently and efficiently browse through promotional trailers of movies they may find appealing and directly add them to their queue.

Competitive Strengths

We believe that our revenue and subscriber growth are a result of the following competitive strengths:

•

Comprehensive Library of Titles.    We have developed strategic relationships with top studios and distributors, enabling us to establish and maintain a broad and deep selection of DVD titles. Since our service is available nationally, we believe that we can economically acquire and provide subscribers a broader selection of DVD titles than video rental outlets, video retailers, subscription channels, pay-per-view and VOD services. To maximize our selection of DVD titles, we continuously add newly released DVD titles to our library. Our DVD library contains numerous copies of popular new releases, as well as many DVD titles that appeal to more select audiences. We currently offer more than 70,000 DVD titles and more than 1,000 titles available through our instant-viewing feature.

•

Personalized Merchandising.    We utilize our proprietary recommendation service to create a custom interface for each subscriber to effectively merchandise our library. Subscribers rate titles on our Web site, and our recommendation service compares these ratings to the database of ratings collected from our entire user base. For each visitor, these comparisons are used to make predictions about specific titles the visitor may enjoy. These predictions are used to merchandise titles to visitors throughout the Web site. As of December 31, 2006, we had approximately 1.7 billion movie ratings in our database. We believe that our recommendation service allows us to create demand for our entire library and maximize utilization of each DVD.

•

Scalable Business Model.    We believe that we have a scalable, low-cost business model designed to maximize our revenues and minimize our costs. As we continue to expand our subscriber base, we are able to leverage operational changes in a cost effective manner which further reduces our operating costs on a per subscriber basis. Such cost reductions include increased automation and vendor negotiating leverage. Subscribers’ prepaid monthly payments and the recurring nature of our subscription business provide working capital benefits and significant near-term revenue visibility. Our scalable infrastructure and online interface allow us to service our large and expanding subscriber base from a network of low-cost shipping centers.

•

Convenience, Selection and Fast Delivery.    Subscribers can conveniently select titles by building and modifying a personalized queue of titles on our Web site. We create a unique experience for subscribers because most pages on our Web site are tailored to individual selection and ratings history. Under our most popular service, subscribers can have up to three DVDs out at the same time with no due dates or late fees. Based on their queue, we send them available DVDs by U.S. mail that subscribers return to us in prepaid mailers. After receipt of returned DVDs, we mail subscribers the next available DVD in their queue of selected titles. We have over 70,000 DVD titles to choose from and our nationwide network of distribution centers allows us to offer fast delivery. In addition, in January of 2007, we introduced our instant-viewing feature which is being made available to subscribers in a phased roll-out.

Growth Strategy

Our strategy to provide a premier filmed entertainment subscription service to our large and growing subscriber base includes the following key elements:

•

Providing Compelling Value for Subscribers.    We provide subscribers access to our comprehensive library of more than 70,000 DVD titles with no due dates, late fees or shipping charges for a fixed monthly fee. We merchandise titles in easy-to-recognize lists including new releases, by genre and other targeted categories. We also offer more than 1,000 titles through our instant-viewing feature. Our convenient, easy-to-use Web site allows subscribers to quickly select current titles, reserve upcoming releases and build an individual queue for future viewing using our proprietary personalization technology. We provide service features to our subscribers that, among other things, enable social networking and further individualization of the service through establishment of sub-account queues and recommendations. Our recommendation service provides subscribers with recommendations of titles from our library and our Previews feature allows subscribers to experience recommended titles by viewing promotional trailers in a simple, easy-to-use format. We quickly deliver DVDs to subscribers from our shipping centers located throughout the United States by U.S. mail and in January 2007, we introduced our instant-viewing feature which is being made available to subscribers in a phased roll-out.

•

Utilizing Technology to Enhance Subscriber Experience and Operate Efficiently.    We utilize proprietary technology developed internally to manage the processing and distribution of DVDs from our shipping centers. Our software automates the process of tracking and routing DVDs to and from each of our shipping centers and allocates order responsibilities among them. We continuously monitor, test and seek to improve the efficiency of our distribution, processing and inventory management systems as our subscriber base and shipping volume grows. We operate a nationwide network of shipping centers and continue to develop and grow this network to meet the demands of our operations.

•

Building Mutually Beneficial Relationships with Filmed Entertainment Providers.    We have invested substantial resources in establishing strong ties with various filmed entertainment providers. We maintain an office in Los Angeles that provides us access to the major studios. We acquire content either through revenue sharing agreements or direct purchases. We work with the content providers to determine which method of acquiring titles is the most beneficial for each party. Our growing subscriber base provides studios with an additional distribution outlet for popular movies and television series, as well as niche titles and programs.

Our Web site—www.netflix.com

We have applied substantial resources to plan, develop and maintain proprietary technology to implement the features of our Web site, such as subscription account signup and management, personalized movie merchandising, inventory optimization and customer support. We offer features such as our social networking feature, called FriendsR and our queue management feature, called ProfilesSM. In addition, we recently launched our Previews feature, allowing subscribers to browse promotional movie trailers as well as our instant-viewing feature that allows subscribers to instantly watch certain movies and television series on their personal computers. We also provide our subscribers with the ability to purchase certain previously viewed DVDs. Our software is written in a variety of computing languages and runs on industry standard platforms.

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

Merchandising

The key to our merchandising efforts is the personal recommendations generated by our recommendation service. All subscribers and site visitors are given many opportunities to rate titles and we have collected approximately 1.7 billion ratings. The ratings from our recommendation service determine which available titles are displayed to a subscriber and in which order. In doing so, we help our subscribers quickly find titles they are more likely to enjoy. Ratings also determine which available titles are featured most prominently on our Web site to increase customer satisfaction and selection activity. Finally, data from our recommendation service is used to generate lists of similar titles as well as the promotional trailers they may see when engaged with our Previews feature. Subscribers often start from a familiar title and use our “Recommendations” link to find other titles they may enjoy. This has proven to be a powerful method for catalog browsing and expanding library utilization.

We also provide our subscribers with detailed information about each title in our library which helps them select movies they will enjoy. This information may include:

•	factual data, including length, rating, cast and crew, special DVD features and screen formats;

•	movie trailers and other editorial perspectives, including plot synopses and reviews written by our editors, third parties and by other Netflix subscribers; and

•	data from our recommendation service, including personal rating, average rating and other similar titles the subscriber may enjoy.

Marketing

We have multiple marketing channels through which we attract subscribers to our service. Online advertising is an important channel for acquiring new subscribers. We advertise our service online through paid search listings, banner ads, text on popular Web portals and other Web sites and permission based e-mails. In addition, we have an affiliate program whereby we make available Web-based banner ads and other advertisements that third parties may retrieve on a self-assisted basis from our Web site and place on their Web sites. We also advertise our service on various regional and national television and radio stations. We utilize direct mail and print advertising as well as promote our services in certain consumer package goods. We also participate in a variety of cooperative advertising programs with studios under the terms of which we receive cash consideration in exchange for featuring the studio’s movies in Netflix promotional advertising. We believe that our paid marketing efforts are significantly enhanced by the benefits of word-of-mouth advertising, our subscriber referrals and our active public relations programs.

Content Acquisition

We acquire content either through revenue sharing agreements or direct purchases. Under our revenue sharing agreements with studios and distributors, we generally obtain titles for a low initial cost in exchange for a commitment to share a percentage of our subscription revenues for a defined period of time. After the revenue sharing period expires for a title, we generally have the option of returning the title to the studio, destroying the title or purchasing the title. The principal structure of each agreement is similar in nature but the specific terms are generally unique to each studio. In addition to revenue sharing agreements, we also purchase titles from various studios, distributors and other suppliers on a purchase order basis. For titles delivered through our instant-viewing feature, we license content on a fixed fee or per-view basis from various studios and other content providers.

Fulfillment Operations

We currently stock more than 70,000 titles on more than 55 million DVDs. We have allocated substantial resources to developing, maintaining and testing the proprietary technology that helps us manage the fulfillment of individual orders and the integration of our Web site, transaction processing systems, fulfillment operations, inventory levels and coordination of our shipping centers.

We ship and receive DVDs from a nationwide network of shipping centers located throughout the United States. We believe our shipping centers allow us to improve the subscription experience for subscribers by shortening the transit time for our DVDs through the U.S. Postal Service. We currently do not ship on weekends or holidays.

Customer Service

We believe that our ability to establish and maintain long-term relationships with subscribers depends, in part, on the strength of our customer support and service operations. We engage in frequent communication with our subscribers in order to continually improve our Web site and our service. Our customer service center is open seven days a week. We utilize e-mail and phone service to communicate with subscribers. We focus on eliminating the causes of customer support calls and providing certain self-service features on our Web site, such as the ability to report and correct most shipping problems. We continue to explore new avenues to deliver efficient problem resolution and feedback channels. Our customer service center is located in Hillsboro, Oregon.

Competition

The market for in-home filmed entertainment is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple in-home filmed entertainment providers and can easily shift spending from one provider to another. For example, consumers may subscribe to HBO, rent a DVD from Blockbuster, buy or download a DVD from Wal-Mart or Amazon and subscribe to Netflix, or some combination thereof, all in the same month.

Video rental outlets and retailers with whom we compete include Blockbuster, Movie Gallery, Amazon.com, Wal-Mart Stores and Best Buy. We believe that we compete with these video rental outlets and movie retailers primarily on the basis of title selection, convenience and price. We believe that our scalable business model, our subscription service with home delivery and access to our comprehensive library of more than 70,000 DVD titles compete favorably against traditional video rental outlets and retailers.

We also compete against other online DVD subscription services, such as Blockbuster Online, subscription entertainment services, such as HBO and Showtime, pay-per-view and VOD providers and cable and satellite providers. It remains possible that other potential online entrants will offer competing services, either directly or in conjunction with others.

In late 2006, Blockbuster launched its integrated store-based and online program, Total Access, whereby Blockbuster online subscribers may return DVDs delivered to them from Blockbuster Online to Blockbuster stores in exchange for an in-store rental. This latest initiative by Blockbuster follows a similar initiative aimed at leveraging their store-based business with their online offering through the use of coupons for free in-store rentals for online subscribers. As of year end, Blockbuster has grown their on-line business to approximately 2 million subscribers. We have seen Blockbuster aggressively promote their Total Access program through in-store promotions and sign-ups as well as advertising on television and other mass-media channels.

We believe we are able to provide greater satisfaction for consumers who subscribe to our service due to our focused attention to the business of online subscription rental, the broad and deep selection of DVD titles we offer subscribers, our ability to personalize our library to each subscriber based on the subscriber’s selection history, personal ratings and the tastes and preferences of similar users through our recommendation service and extensive database of user preferences, the unique features we offer subscribers, such as our instant-viewing feature, Previews, FriendsR and ProfilesSM, as well as the ease and speed with which subscribers are able to select, receive and return DVDs. We continue to focus on retaining our leadership position and growing our business.

VOD and downloading of movies over the Internet continues to receive considerable media attention. Apple’s video iPod, Amazon’s Unbox, Wal-Mart’s DVD download offerings and announcements from other companies ranging from Google and Yahoo! to Microsoft and Intel regarding their efforts in digital delivery of content fuels public interest in the future of video entertainment delivery. Progress in digital delivery, although slow and scattered, continues to be made. VOD, for example, is now widely available to digital cable subscribers in major metropolitan areas, such as New York, Boston, Los Angeles and San Francisco. Downloading of movies over the Internet to a personal computer is currently available from providers, such as iTunes, Vongo, Movielink and CinemaNow. To this end, we introduced a new feature in January 2007 that allows subscribers to instantly watch movies and television series on their personal computers. We expect to roll out this instant-viewing feature to all subscribers within six months from the date of launch, and we will continue to improve its quality, content and functionality. We intend to broaden the distribution capability of this service to multiple platforms over time.

While we anticipate that new devices and services for delivery of content will proliferate over the coming years, we believe that DVD, and its high definition successors, HD-DVD and BluRay, will continue to dominate the home entertainment experience in the near term. At some point in the future, digital delivery directly to the home will surpass DVD. Our ability to personalize our library to each subscriber by leveraging our extensive database of user preferences and our strategy of developing a large and growing subscriber base for DVD rentals positions us favorably to further develop our digital distribution offering as that market develops. The downloading market is segmented into rental of online delivered content, the download-to-own segment and the advertising-supported online delivery segment, and we believe we will lead the rental segment with our instant-viewing feature as it develops.

Employees

As of December 31, 2006, we had 1,300 full-time employees. We also utilize part-time and temporary employees, primarily in our fulfillment operations, to respond to the fluctuating demand for DVD shipments. As of December 31, 2006, we had 646 temporary employees. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Intellectual Property

We use a combination of patent, trademark, copyright and trade secret laws and confidentiality agreements to protect our proprietary intellectual property. We have filed patents in the U.S. and abroad. In the U.S., we were issued broad business method patents covering, among other things, our subscription rental service in 2003 and 2006, and we were issued a patent covering our mailing and response envelope in 2005. While our patents are an important element of our business, our business as a whole is not materially dependent on any one or a combination of patents. We have a registered service mark for the Netflix name and have filed applications for additional trademarks and service marks. Our software, the content of our Web site and other material which we create is protected by copyright. We also protect certain details about our business methods, processes and strategies as trade secrets, and keep confidential information that we believe gives us a competitive advantage.

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

Risks Related to Our Business

If our efforts to attract subscribers are not successful, our revenues will be adversely affected.

We must continue to attract new subscribers. To succeed, we must continue to attract a large number of subscribers who have traditionally used video retailers, video rental outlets, cable channels, such as HBO and Showtime, pay-per-view and VOD for in-home filmed entertainment. In addition, we face direct competition to our service, namely from services like Blockbuster Online, that will likely impact our ability to attract subscribers. Our ability to attract subscribers will depend in part on our ability to consistently provide our subscribers with a valuable and quality experience for selecting, viewing, receiving and returning titles, including providing accurate recommendations through our recommendation service. Furthermore, the relative service levels, pricing and related features of competitors to our service may adversely impact our ability to attract subscribers. If consumers do not perceive our service offering to be of value, or if we introduce new services that are not favorably received by them, we may not be able to attract subscribers. In addition, many of our new subscribers originate from word-of-mouth advertising and referrals from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract new subscribers, and as a result, our revenues will be adversely affected.

If we experience excessive rates of churn, our revenues and business will be harmed.

We must minimize the rate of loss of existing subscribers while adding new subscribers. Subscribers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, delivery takes too long, the service is a poor value, competitive services provide a better value and/or experience and customer service issues are not satisfactorily resolved. We must continually add new subscribers both to replace subscribers who cancel and to grow our business beyond our current subscriber base. If too many of our subscribers cancel our service, or if we are unable to attract new subscribers in numbers sufficient to grow our business, our operating results will be adversely affected. If we are unable to successfully compete with current and new competitors in both retaining our existing subscribers and attracting new subscribers, our churn will likely increase and our business will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers.

If we are unable to compete effectively, our business will be adversely affected.

The market for in-home filmed entertainment is intensely competitive and subject to rapid change. New technologies for delivery of in-home filmed entertainment, such as VOD and digital delivery of content over the Internet, continue to receive considerable media and investor attention. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. The rapid growth of our online entertainment subscription business since our inception may continue to attract direct competition from larger companies with significantly greater financial resources and national brand recognition. We could also face competition from potential new entrants into the online DVD rental or movie download markets. For example, we have seen the entry of direct competition from Blockbuster, which launched its online service in August 2004 and continues to augment its online offering with differentiated services, such as its Total Access program, which allows customers to exchange online rentals with in-store rentals. In addition, Apple’s video iPod, Amazon’s Unbox, Wal-Mart’s DVD download offerings and announcements from other companies ranging from Google and Yahoo! to Microsoft and Intel regarding their efforts in digital delivery of content highlight the extremely dynamic environment in which we operate our business. If we are unable to successfully or profitably compete with current and new competitors, programs and technologies, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

In addition, many consumers maintain simultaneous relationships with multiple in-home filmed entertainment providers and can easily shift spending from one provider to another. For example, consumers may subscribe to HBO, rent a DVD from Blockbuster, buy or download a DVD from Wal-Mart or Amazon and subscribe to Netflix, or some combination thereof, all in the same month. New competitors may be able to launch new businesses at relatively low cost. DVDs and downloading represent only two of many existing and potential new technologies for viewing filmed entertainment. In addition, the growth in adoption of DVD and downloading technology is not mutually exclusive from the growth of other technologies. If we are unable to successfully compete with current and new competitors, programs and technologies, we may not be able to achieve adequate market share, increase our revenues or maintain profitability. Our principal competitors include, or could include:

•	video rental outlets, such as Blockbuster and Movie Gallery;

•	online DVD subscription rental sites, such as Blockbuster Online;

•	pay-per-view and VOD services;

•	movie retail stores, such as Best Buy, Wal-Mart and Amazon.com;

•	subscription entertainment services, such as HBO and Showtime;

•	Internet movie providers, such as iTunes, Amazon.com, Movielink, CinemaNow.com and Vongo;

•	Internet companies such as Yahoo! and Google;

•	cable providers, such as Time Warner and Comcast; and

•	direct broadcast satellite providers, such as DIRECTV and Echostar.

Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing and Web site and systems development than we do. There can be no assurance that we will be able to compete effectively against current or new competitors at our existing pricing levels or at even lower price points in the future. Furthermore, we may need to adjust the level of service provided to our subscribers and/or incur significantly higher marketing expenditures than we currently anticipate. As a result of increased competition, we may see a reduction in operating margins and market share.

If VOD or other technologies are more widely adopted and supported as a method of content delivery by the studios and consumers, our business could be adversely affected.

Some digital cable providers and Internet content providers have implemented technology referred to as VOD. This technology transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. High-speed Internet access has greatly increased the speed and quality of viewing VOD content, including feature-length movies, on personal computers over the Internet. In addition, other technologies have been developed that allow alternative means for consumers to receive and watch movies or other entertainment, such as on cell phones or other handheld devices such as Apple’s iPod. Although we anticipate providing solutions for online delivery of content, as evidenced by the recent launch of our instant-viewing feature, VOD or other technologies may become more affordable and viable alternative methods of content delivery that are widely supported by studios and adopted by consumers. If this happens more quickly than we anticipate or more quickly than our own online delivery offerings, or if other providers are better able to meet studio and consumer needs and expectations our business could be adversely affected.

If the popularity of the DVD format decreases, our business could be adversely affected.

Consumers have rapidly adopted the DVD format for viewing in-home filmed entertainment. At present, DVD sales account for approximately 43% of studio revenues. While the growth of DVD sales has slowed, we believe that the DVD format, including any successor formats such as HD-DVD and BluRay, will be valuable long-term consumer propositions and studio profit centers. However, if DVD sales were to decrease, whether because of a shift away from movie watching or because new or existing technologies were to become more popular at the expense of DVD enjoyment, studios and retailers may reduce their support of the DVD format. Our subscriber growth will be substantially influenced by future popularity of the DVD format, and if such popularity wanes, our subscriber growth may also slow.

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

The order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the title, and we cannot assure you that the studios will not change their policies in the future in a manner that would be adverse to our business and results of operations. Currently, studios distribute their filmed entertainment content approximately three to six months after theatrical release to the home video market, seven to nine months after theatrical release to pay-per-view and VOD, one year after theatrical release to satellite and cable and two to three years after theatrical release to basic cable and syndicated networks. In what continues to be an emerging trend, however, the major studios have shortened the release window on certain titles, in particular the theatrical to home video window. In addition, some studios have discussed eliminating the release window on certain titles, in particular releasing movies simultaneously on DVD and VOD.

If U.S. Copyright law were altered to amend or eliminate the First Sale Doctrine or if studios were to release titles on DVD in a manner that attempts to circumvent or limit the affects of the First Sale Doctrine, our business could be adversely affected.

Under U.S. Copyright Law, once a copyright owner sells a copy of his work to another, the copyright owner relinquishes all further rights to sell or otherwise dispose of that copy. While the copyright owner retains the underlying copyright to the expression fixed in the work, the copyright owner gives up his ability to control the fate of the work once it had been sold. As such, once a DVD is sold into the market, those obtaining the DVD are permitted to re-sell it, rent it or otherwise dispose of it. If Congress or the courts were to change or substantially limit this First Sale Doctrine, our ability to obtain content and then rent it could be adversely affected. Likewise, if studios agree to limit the sale of their content in ways that try to limit the affects of the First Sale Doctrine, our business could be adversely affected. For example, in late 2006, the Weinstein Company announced an arrangement with Blockbuster by which Weinstein would distribute content on DVDs for rental exclusively by Blockbuster. In so doing, they contractually prohibited certain distributors from selling the DVDs to rental establishments. Nonetheless, the content was being distributed to retail vendors and distributors. While this structure does not prohibit us from obtaining and renting Weinstein DVDs under the First Sale Doctrine, it does impact our ability to obtain Weinstein content in the most efficient manner and, in some cases, in enough quantities to satisfy demand. If such arrangements were to become more commonplace or if additional impediments to obtaining content were created, our ability to obtain content could be impacted and our business could be adversely affected.

If we experience increased demand for titles which we are unable to offset with increased subscriber retention or operating margins, our operating results may be adversely affected.

With our unlimited plans, there is no established limit to the number of movies that subscribers may rent. We are continually adjusting our service in ways that may impact subscriber movie usage. Such adjustments include new Web site features and merchandising practices, computer-based instant viewing of select titles through our instant-viewing feature, an expanded DVD distribution network and software and process changes. In addition, demand for titles may increase for a variety of reasons beyond our control, including promotion by studios and seasonal variations or shifts in consumer movie watching.

If our subscriber retention does not increase or our operating margins do not improve to an extent necessary to offset the effect of any increased operating costs associated with increased usage, our operating results will be adversely affected. In addition, our subscriber growth and retention may be adversely affected if we attempt to alter our service or increase our monthly subscription fees to offset any increased costs of acquiring or delivering titles.

If our subscribers select titles or formats that are more expensive for us to acquire and deliver more frequently, our expenses may increase.

Certain titles cost us more to acquire or result in greater revenue sharing expenses, depending on the source from whom they are acquired and the terms on which they are acquired. If subscribers select these titles more often on a proportional basis compared to all titles selected, our revenue sharing and other content acquisition expenses could increase, and our gross margins could be adversely affected. In addition, films released on the new high definition DVD formats, HD-DVD and BluRay, and those released for online delivery may be more expensive to acquire than in DVD format. The rate of customer acceptance and adoption of these new formats is uncertain. If subscribers select these formats on a proportional basis more often than the existing DVD format, our DVD acquisition expenses could increase, and our gross margins could be adversely affected.

If our efforts to build strong brand identity and improve subscriber satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our operating results may be adversely affected.

The Netflix brand is still developing, and we must continue to build strong brand identity. To succeed, we must continue to attract and retain a large number of owners of DVD players who have traditionally relied on store-based rental outlets and persuade them to subscribe to our service through our Web site. In addition, we will have to compete for subscribers against other brands which have greater recognition than ours, such as Blockbuster. We believe that the importance of brand loyalty will only increase in light of competition, both for online subscription services and other means of distributing titles, such as VOD. From time-to-time, our subscribers express dissatisfaction with our service, including among other things, our inventory allocation and delivery processing. To the extent dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers may be adversely affected.

If we are unable to manage the mix of subscriber acquisition sources, our subscriber levels and marketing expenses may be adversely affected.

We utilize a broad mix of marketing programs to promote our service to potential new subscribers. We obtain new subscribers through our online marketing efforts, including third party banner ads, pop-under placements, direct links and permission-based e-mails as well as our active affiliate program. In addition, we have engaged in various offline marketing programs, including television and radio advertising, direct mail and print campaigns, consumer package and mailing insertions. We also acquire a number of subscribers who rejoin our service having previously cancelled their membership. We maintain an active public relations program to increase awareness of our service and drive subscriber acquisition. We opportunistically adjust our mix of marketing programs to acquire new subscribers at a reasonable cost with the intention of achieving overall financial goals. If we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscriber levels and marketing expenses may be adversely affected.

If we are unable to continue using our current marketing channels, our ability to attract new subscribers may be adversely affected.

We may not be able to continue to support the marketing of our service by current means if such activities are no longer available to us, become cost prohibitive or are adverse to our business. If companies that currently promote our service decide to enter our business or a similar business or decide to exclusively support our competitors, we may no longer be given access to such channels. In addition, if ad rates increase, we may curtail marketing expenses or otherwise experience an increase in our cost per subscriber. Laws and regulations impose restrictions on the use of certain channels, including commercial e-mail and direct mail. We may limit or discontinue use or support of e-mail and other activities if we become concerned that subscribers or potential subscribers deem such activities intrusive, which could affect our goodwill or brand. If the available marketing channels are curtailed, our ability to attract new subscribers may be adversely affected.

If we are not able to manage our growth, our business could be adversely affected.

We have expanded rapidly since we launched our Web site in April 1998. We anticipate further expanding our operations to help grow our subscriber base and to take advantage of favorable market opportunities. Any future expansion will likely place significant demands on our managerial, operational, administrative and financial resources. If we are not able to respond effectively to new or increased demands that arise because of our growth, or, if in responding, our management is materially distracted from our current operations, our business may be adversely affected. In addition, if we do not have sufficient breadth and depth of DVD and online titles necessary to satisfy increased demand arising from growth in our subscriber base, our subscriber satisfaction may be adversely affected.

We rely heavily on our proprietary technology to process deliveries and returns of our DVDs and to manage other aspects of our operations, and the failure of this technology to operate effectively could adversely affect our business.

We use complex proprietary software to process deliveries and returns of our DVDs and to manage other aspects of our operations. Our proprietary technology is intended to allow our nationwide network of shipping centers to be operated on an integrated basis. We continually enhance or modify the software used for our distribution operations. We cannot be sure that any enhancements or other modifications we make to our distribution operations will achieve the intended results or otherwise be of value to our subscribers. Future enhancements and modifications to our proprietary technology could consume considerable resources. If we are unable to maintain and enhance our technology to manage the processing of DVDs among our shipping centers in a timely and efficient manner, our ability to retain existing subscribers and to add new subscribers may be impaired. In addition, through our new instant-viewing feature, our subscribers will access titles on our Web site through our proprietary movie player software and must maintain their connection to our Web site for an uninterrupted viewing experience. If this proprietary software fails to satisfactorily display the available titles, our ability to retain existing subscribers and to add new subscribers may be impaired. Also, any harm to our subscribers’ personal computers caused by the proprietary software could have an adverse effect on our business, results of operations and financial condition.

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

Increases in postage delivery rates could adversely affect our gross profit if we elect not to raise our subscription fees to offset the increase. The U.S. Postal Service increased the rate for first class postage on January 8, 2006 by 2 cents, from 37 cents to 39 cents, and proposed another increase in the amount of 3 cents. If approved, the increase is expected to take place in mid-2007. In addition, the U.S. Congress recently passed postal reform legislation which provides the U.S. Postal Service with more flexibility in establishing postal rates. It is unclear at this point the extent to which this new legislation may impact our operations and costs, but it does appear that the expected 2007 increase in postage will take place. The U.S. Postal Service continues to focus on plans to reduce its costs and make its service more efficient. If the U.S. Postal Service were to change any policies relative to the requirements of first-class mail, including changes in size, weight or machinability qualifications of our DVD envelopes, such changes could result in increased shipping costs or higher breakage for our DVDs and our gross margin could be adversely affected. Also, if the U.S. Postal Service curtails its services, such as by closing facilities or discontinuing or reducing Saturday delivery service, our ability to timely deliver DVDs could diminish, and our subscriber satisfaction could be adversely affected.

Currently, most filmed entertainment is packaged on a single lightweight DVD. Our delivery process is designed to accommodate the delivery of one DVD to fulfill a selection. Because of the lightweight nature of a DVD, we generally mail one DVD per envelope using standard U.S. postage. Studios occasionally provide additional content on a second DVD or may package a title on two DVDs. In addition, the studios have begun to release certain films in high definition format on HD-DVDs and BluRay DVDs. These new DVDs have characteristics that are different than those currently in circulation. These high-definition format DVDs may be heavier and/or more fragile than current DVDs. If packaging of filmed entertainment on multiple DVDs were to become more prevalent, if the weight of DVDs were to increase, or the durability of DVDs deteriorate, our costs of delivery and fulfillment processing would increase and our costs of replacing damaged DVDs may rise materially which would depress gross margins and profitability and adversely affect free cash flow.

If we are unable to effectively utilize our recommendation service, our business may suffer.

Based on proprietary algorithms, our recommendation service enables us to predict and recommend titles and effectively merchandise our library to our subscribers. We believe that in order for our recommendation service to function most effectively, it must access a large database of user ratings. We cannot assure you that the proprietary algorithms in our recommendation service will continue to function effectively to predict and recommend titles that our subscribers will enjoy, or that we will continue to be successful in enticing subscribers to rate enough titles for our database to effectively predict and recommend new or existing titles.

We are continually refining our recommendation service in an effort to improve its predictive accuracy and usefulness to our subscribers. For example, in 2006 we launched a contest intended to encourage the development of algorithms that will significantly improve the predictive accuracy of our recommendation service, and we intend to use the results of this contest to further refine its utility. We may experience difficulties in implementing refinements. In addition, we cannot assure you that we will be able to continue to make and implement meaningful refinements to our recommendation service.

If our recommendation service does not enable us to predict and recommend titles that our subscribers will enjoy or if we are unable to implement meaningful improvements, our personal movie recommendation service will be less useful, in which event:

•	our subscriber satisfaction may decrease, subscribers may perceive our service to be of lower value and our ability to attract and retain subscribers may be adversely affected;

•	our ability to effectively merchandise and utilize our library will be adversely affected; and

•	our subscribers may default to choosing titles from among new releases or other titles that cost us more to provide, and our margins may be adversely affected.

If we do not correctly anticipate our short- and long-term needs for DVD titles, our subscriber satisfaction and results of operations may be adversely affected.

If we do not acquire sufficient copies of DVDs, we may not satisfy subscriber demand, and our subscriber satisfaction and results of operations could be adversely affected. Conversely, if we attempt to mitigate this risk and acquire more copies than needed to satisfy our subscriber demand, our inventory utilization would become less effective and our gross margins would be adversely affected. Our ability to accurately predict subscriber demand as well as market factors such as exclusive distribution arrangements may impact our ability to acquire appropriate quantities of certain DVDs.

If we are unable to renew or renegotiate our revenue sharing agreements when they expire on terms favorable to us, or if the cost of purchasing titles on a wholesale basis increases, our gross margins may be adversely affected.

We acquire DVDs through a mix of revenue sharing agreements as well as direct purchase arrangements. Whether we enter into a direct purchase or revenue sharing arrangement depends on the economic terms we can negotiate as well as studio preferences. Starting in 2000, we entered into numerous revenue sharing arrangements with studios and distributors which typically enabled us to increase our copy depth of DVDs on an economical basis because of a low initial payment with additional payments made only if our subscribers rent the DVD. During the course of our revenue sharing relationships, various contract administration issues can arise. To the extent that we are unable to resolve any of these issues in an amicable manner, our relationship with the studios and distributors may be adversely impacted.

As the revenue sharing agreements expire, we must renegotiate new terms, or shift to direct purchasing arrangements, under which we must pay the full wholesale price, regardless of whether the DVD is rented. We have seen the purchase mix shift toward direct purchasing arrangements as revenue sharing agreements expire. If we cannot renegotiate purchasing arrangements on favorable terms, the cost of acquiring content could increase and our gross margins may be adversely affected. In addition, the risk associated with accurately predicting title demand could increase if we are required to directly purchase more titles.

If the sales price of DVDs to retail consumers decreases, our ability to attract new subscribers may be adversely affected.

The cost of manufacturing DVDs is substantially less than the price for which new DVDs are generally sold in the retail market. Thus, we believe that studios and other resellers of DVDs have significant flexibility in pricing DVDs for retail sale. If the retail price of DVDs decreases significantly, consumers may choose to purchase DVDs instead of subscribing to our service.

We may seek additional capital that may result in stockholder dilution or that may have rights senior to those of our common stockholders.

From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. The decision to obtain additional capital will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

Any significant disruption in service on our Web site or in our computer systems could result in a loss of subscribers.

Subscribers and potential subscribers access our service through our Web site, where the title selection process is integrated with our delivery processing systems and software. Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance of our Web site, network infrastructure and fulfillment processes. Interruptions in these systems could make our Web site unavailable and hinder our ability to fulfill selections. Much of our software is proprietary, and we rely on the expertise of our engineering and software development teams for the continued performance of our software and computer systems. In addition, through our new instant-viewing feature, our subscribers will access titles on our Web site through our proprietary movie player software and must maintain their connection to our Web site for an uninterrupted viewing experience. Service interruptions, errors in our software or the unavailability of our Web site could diminish the overall attractiveness of our subscription service to existing and potential subscribers.

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

Our communications hardware and the computer hardware used to operate our Web site and our online delivery of content are hosted at the facilities of a third party provider. Hardware for our delivery systems is maintained in our shipping centers. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and hardware or cause them to fail completely. As we do not maintain entirely redundant systems, a disrupting event could result in prolonged downtime of our operations and could adversely affect our business. Problems faced by our third party Web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including us, could adversely impact the experience of our subscribers.

Our executive offices and our Sunnyvale-based shipping center are located in the San Francisco Bay Area. In the event of an earthquake or other natural or man-made disaster, our operations would be adversely affected.

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

We depend on the continued services and performance of our key personnel, including Reed Hastings, our Chief Executive Officer, President and Chairman of the Board, Barry McCarthy, our Chief Financial Officer and Leslie J. Kilgore, our Chief Marketing Officer. In addition, much of our key technology and systems are custom-made for our business by our personnel. The loss of key personnel could disrupt our operations and have an adverse effect on our ability to grow our business.

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

To secure transmission of confidential information obtained by us for billing purposes, including subscribers’ credit card or checking account data, we rely on licensed encryption and authentication technology. In conjunction with the payment processing companies, we take measures to protect against unauthorized intrusion into our subscribers’ data. If, despite these measures, we experience any unauthorized intrusion into our subscribers’ data, current and potential subscribers may become unwilling to provide the information to us necessary for them to become subscribers, and our business could be adversely affected. Similarly, if a well-publicized breach of the consumer data security of any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions, which could adversely affect our business.

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

Increases in payment processing fees or changes to operating rules would increase our operating expenses and adversely affect our business and results of operations.

Our subscribers pay for our subscription services predominately using credit cards and debit cards and, to a lesser extent, electronic checks. Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result in a change in our business practices which increase the fees on a cost-per-transaction basis. These fees may increase in 2007. Such increase may adversely affect our results of operations.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings, such as our complaint for patent infringement against Blockbuster, Inc. filed in April 2006. Netflix is a registered trademark of Netflix, Inc. in the United States and United Kingdom. We have also filed trademark applications in the United States for the Friends and Profiles service marks and for the Netflix design logo, and have filed U.S. patent applications for certain aspects of our technology. We have also filed a trademark application in the European Union for the Netflix name. From time to time we expect to file additional trademark and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any patents issued to or held by us, third parties may knowingly or unknowingly infringe our patents, trademarks and other proprietary rights, and we may not be able to prevent infringement without substantial expense to us. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace and our ability to attract subscribers may be adversely affected.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our Web site, our recommendation service, title selection processes and marketing activities.

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content on our Web site. We use the intellectual property of third parties in merchandising our products and marketing our service through contractual and other rights. From time to time, third parties allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights or develop non-infringing intellectual property or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current Web site or our recommendation service or inability to market our service or merchandise our products. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

If we are unable to protect our domain names, our reputation and brand could be adversely affected.

We currently hold various domain names relating to our brand, including Netflix.com. Failure to protect our domain names could adversely affect our reputation and brand, and make it more difficult for users to find our Web site and our service. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

If we become subject to liability for content that we publish or distribute through our service, our results of operations would be adversely affected.

As a publisher of content, a host of third party content and a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. For example, our wholly-owned subsidiary, Red Envelope Entertainment, LLC, which is dedicated to acquiring and funding original content productions, may be exposed to liability for copyright infringement and other claims relating to the original content. We also may face potential liability for content uploaded from our users in connection with our community-related content or movie reviews.

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

The manner in which Internet and other legislation may be interpreted and enforced cannot be precisely determined and may subject either us or our customers to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition. The adoption of any laws or regulations that adversely affect the popularity or growth in use of the Internet, including laws limiting Internet neutrality, could decrease the demand for our subscription service and increase our cost of doing business. In addition, if consumer attitudes toward use of the Internet change, consumers may become unwilling to select their entertainment online or otherwise provide us with information necessary for them to become subscribers. Further, we may not be able to effectively market our services online to users of the Internet. If we are unable to interact with consumers because of changes in their attitude toward use of the Internet, our subscriber acquisition and retention may be adversely affected.

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. Such disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention and could negatively affect our business operations and financial position.

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

The NASDAQ Global Select Market, on which our common stock is listed, has also adopted comprehensive rules and regulations relating to corporate governance. These laws, rules and regulations have increased and will continue to increase the scope, complexity and cost of our corporate governance, reporting and disclosure practices. We also expect these developments to make it more difficult and more expensive for us to obtain director and officer liability insurance in the future, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. Further, our board members, Chief Executive Officer and Chief Financial Officer could face an increased risk of personal liability in connection with the performance of their duties. As a result, we may have difficulty attracting and retaining qualified board members and executive officers, which would adversely affect our business.

Risks Related to Our Stock Ownership

Our officers and directors and their affiliates will exercise significant control over Netflix.

As of December 31, 2006, our executive officers and directors, their immediate family members and affiliated venture capital funds beneficially owned, in the aggregate, approximately 30 percent of our outstanding common stock and stock options that are exercisable within 60 days. In particular, Jay Hoag, one of our directors, beneficially owned approximately 21 percent and Reed Hastings, our Chief Executive Officer, President and Chairman of the Board, beneficially owned approximately 7 percent. These stockholders may have individual interests that are different from yours and will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

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

During the second quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) for stock-based employee compensation. In addition, during the third quarter of 2003, we began granting stock options to our employees on a monthly basis. The vesting periods provide for options to vest immediately, in comparison with the three to four-year vesting periods for stock options granted prior to the third quarter of 2003. As a result of immediate vesting, stock-based compensation expenses determined under SFAS No. 123 are fully recognized in the same periods as the monthly stock option grants. In addition, we continue to amortize the deferred compensation of stock options with three to four-year vesting periods granted prior to the third quarter of 2003 over the remaining vesting periods. Our stock-based compensation expenses totaled $16.6 million, $14.3 million and $12.7 million during 2004, 2005 and 2006, respectively. We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The Black-Scholes option-pricing model, used by us, requires the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

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

We do not own any real estate. The following table sets forth the location, approximate square footage, lease expiration and the primary use of each of our principal properties:

Location	Estimated Square footage	Lease expiration date	Primary Use
Los Gatos, California	81,000	December 2012	Corporate Office, general and administrative, marketing and technology and development
Beverly Hills, California	18,000	August 2009	Content acquisition, general and administrative
Sunnyvale, California	115,000	April 2009	Receiving and storage center, processing and shipping center for San Francisco Bay Area
Hillsboro, Oregon	27,000	November 2009	Customer service center
Burbank, California	18,000	April 2012	Encoding

We operate a nationwide network of distribution centers that serve major metropolitan areas throughout the United States. These fulfillment centers are under lease agreements that expire at various dates through October 2011. We also operate a datacenter in a leased third-party facility in Santa Clara, California.

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

Item 4.	Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the NASDAQ Global Select Market and its predecessor, the NASDAQ National Market, under the symbol “NFLX” since our initial public offering on May 23, 2002. The following table sets forth the intraday high and low sales prices per share of our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

	2005		2006
	High	Low	High	Low
First quarter	$13.12	$8.91	$29.92	$23.09
Second quarter	19.27	10.51	33.12	25.80
Third quarter	26.65	16.00	27.56	18.12
Fourth quarter	30.25	22.54	30.00	21.95

As of February 16, 2007, there were approximately 148 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

We have not declared or paid any cash dividends, and we have no present intention of paying any cash dividends in the foreseeable future.

Stock Performance Graph

Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, the following information relating to the price performance of our common stock shall not be deemed “filed” with the Commission or “soliciting material” under the Securities Exchange Act of 1934 and shall not be incorporated by reference into any such filings.

The following graph compares the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the Nasdaq Composite Index and the GSTI Internet Index for the period beginning on May 23, 2002, the date of the Company’s initial public offering, through December 31, 2006. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the Nasdaq Composite Index and the stocks represented in the GSTI Internet Index, respectively. The GSTI Internet Index is a modified-capitalization weighted index of 14 stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. In previous years, the Company compared its total cumulative stockholder return with the Philadelphia Thestreet.com Internet Sector Index. The Company has elected to replace it with the GSTI Internet Index because the new index is more focused on like businesses, including those that would be considered “peers” of the Company. In this transition year, the table below includes the comparative performance of the new index with the replaced index. Historical stock price performance should not be relied upon as an indication of future stock price performance:

Item 6.	Selected Financial Data

The following selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”

	Year ended December 31,
	2002 (1)	2003 (1)	2004 (1)	2005 (1)(2)	2006
	(in thousands, except per share data)
Revenues	$150,818	$270,410	$500,611	$682,213	$996,660
Cost of revenues:
Subscription	77,044	147,736	273,401	393,788	532,621
Fulfillment expenses	20,421	32,623	58,311	71,987	94,364

Total cost of revenues	97,465	180,359	331,712	465,775	626,985
Gross profit	53,353	90,051	168,899	216,438	369,675
Operating expenses:
Technology and development	17,632	21,863	29,467	35,388	48,379
Marketing	37,423	51,535	100,534	144,562	225,524
General and administrative	9,867	13,390	22,104	35,486	36,155
Gain on disposal of DVDs	(896)	(1,209)	(2,560)	(1,987)	(4,797)

Total operating expenses	64,026	85,579	149,545	213,449	305,261

Operating income (loss)	(10,673)	4,472	19,354	2,989	64,414
Other income (expense):
Interest and other income	1,697	2,457	2,592	5,753	15,904
Interest and other expense	(11,972)	(417)	(170)	(407)	—

Income (loss) before income taxes	(20,948)	6,512	21,776	8,335	80,318
Provision for (benefit from) income taxes	—	—	181	(33,692)	31,236

Net income (loss)	$(20,948)	$6,512	$21,595	$42,027	$49,082

Net income (loss) per share:
Basic	$(0.74)	$0.14	$0.42	$0.79	$0.78

Diluted	$(0.74)	$0.10	$0.33	$0.64	$0.71

Weighted-average shares outstanding:
Basic	28,204	47,786	51,988	53,528	62,577

Diluted	28,204	62,884	64,713	65,518	69,075

Notes:

(1)	Prior periods have been reclassified to conform to current period presentation (see Note 1 to Notes to Consolidated Financial Statements).

(2)	Net income for the year includes a benefit of realized deferred tax assets of $34,905 or approximately $0.53 per diluted share, related to the recognition of the Company’s deferred tax assets (See Note 9 to Notes to Consolidated Financial Statements). In addition, general and administrative expenses includes an accrual of $8.1 million (net of expected insurance proceeds for reimbursement of legal defense costs of $0.9 million) related to the proposed settlement costs of the Chavez vs. Netflix, Inc. lawsuit (see Note 6 of Notes to Consolidated Financial Statements).

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$59,814	$89,894	$174,461	$212,256	$400,430
Short-term investments	43,796	45,297	—	—	—
Working capital	66,649	75,927	92,436	106,104	234,971
Total assets	130,530	176,012	251,793	364,681	608,779
Capital lease obligations, less current portion	460	44	—	—	—
Stockholders’ equity	89,356	112,708	156,283	226,252	414,211

	As of / Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except subscriber acquisition cost)

Other Data:
Total subscribers at end of period	857	1,487	2,610	4,179	6,316
Gross subscriber additions during period	1,140	1,571	2,716	3,729	5,250
Subscriber acquisition cost (1)	$32.83	$32.80	$37.02	$38.77	$42.96

Notes:

(1)	Subscriber acquisition cost is defined as total marketing expenses divided by total gross subscriber additions during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are the largest online movie rental subscription service providing more than 6,300,000 subscribers access to a comprehensive library of more than 70,000 movie, television and other filmed entertainment titles on DVD. We offer a variety of subscription plans, starting at $4.99 a month. There are no due dates, no late fees and no shipping fees. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

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

We continued to see strong growth in 2006, with revenues achieving 46% growth from a year ago. This growth can be attributed to an expanding subscriber base. We added approximately 2.1 million net new subscribers in 2006, growing from 4.2 million at December 31, 2005 to 6.3 million subscribers at December 31, 2006.

Recent Developments and Initiatives

We continue to face direct competition from Blockbuster. It remains possible that other potential entrants will offer competing services, either directly or in conjunction with others or that Blockbuster will gain more traction in its current business. We continue to focus on retaining our leadership position and growing our business.

Our core strategy is to grow a large DVD subscription business and to expand into Internet-based movie delivery as that market develops. We believe that the DVD format, along with its successor formats of HD DVD and Blu-Ray, will continue to be the main vehicle for watching movies in the home for the foreseeable future and that by growing a large DVD subscription business, we will be well positioned to transition our subscribers and our business to Internet-based movie delivery as it becomes a mainstream method for movie distribution. To this end, we introduced a new feature in January 2007 that allows subscribers to instantly watch movies and television series on their personal computers. We expect to roll out this instant-viewing feature to all subscribers within six months from the date of launch, and we will continue to improve its quality, content and functionality. We intend to broaden the distribution capability of this service to multiple platforms over time.

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

Amortization of DVD Library and Upfront Costs

We acquire DVDs from studios and distributors through either direct purchases or revenue sharing agreements. We acquire DVDs for the purpose of renting them to our subscribers and earning subscription rental revenues and as such, we consider our DVD library to be a productive asset, and classify our DVD Library as a non-current asset. Additionally, in accordance with Statement of Financial Accounting Standards 95 “Statement of Cash Flows” (“SFAS 95”), we classify cash outflows for the acquisition of the DVD Library, net of changes in related Accounts payable, as cash flows from investing activities on our Consolidated Statements of Cash Flows. This is inclusive of any upfront non-refundable payments required under revenue sharing agreements.

We amortize our DVD library, less estimated salvage value, on a “sum-of-the-months” accelerated basis over its estimated useful life. The useful life of the new-release DVDs and back-catalog DVDs is estimated to be 1 year and 3 years, respectively. In estimating the useful life of our DVD library, we take into account library utilization as well as an estimate for lost or damaged DVDs. Volume purchase discounts received from studios on the purchase of titles are recorded as a reduction of DVD library inventory when earned.

Prior to July 1, 2004, we amortized the cost of our entire DVD library, including the capitalized portion of the initial fixed license fee, on a “sum-of-the-months” accelerated basis over one year. However, based on a periodic evaluation of both new release and back-catalog utilization for amortization purposes, we determined that back-catalog titles have a significantly longer life than previously estimated. As a result, we revised the estimate of useful life for the back-catalog DVD library from a “sum of the months” accelerated method using a one year life to the same accelerated method of amortization using a three-year life. The purpose of this change was to more accurately reflect the productive life of these assets. In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2004. New releases will continue to be amortized over a one year period. As a result of the change in the estimated life of the back-catalog library, total cost of revenues was $10.9 million lower, net income was $10.9 million higher and net income per diluted share was $0.17 higher for the year ended December 31, 2004.

In the third quarter of 2004, we determined that we were selling fewer previously rented DVDs than estimated but at an average selling price higher than historically estimated. We therefore revised our estimate of salvage values on direct purchase DVDs. For those direct purchase DVDs that we estimate we will sell at the end of their useful lives, a salvage value of $3.00 per DVD has been provided effective July 1, 2004. For those DVDs that we do not expect to sell, no salvage value is provided. Simultaneously with the change in accounting estimate of expected salvage values, we recorded a write-off of approximately $1.9 million related to non-recoverable salvage value in the third quarter of 2004.

Revenue sharing agreements enable us to obtain DVDs at a lower upfront cost than under traditional direct purchase arrangements. Under revenue sharing agreements, we share a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, or the Title Term, which is typically between 6 and 12 months for each DVD title. At the end of the Title Term, we generally have the option of returning the DVD title to the studio, destroying the title or purchasing the title. In addition, we remit an upfront payment to acquire titles from the studios and distributors under revenue sharing agreements. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with our DVD library amortization policy. In some cases, this payment also includes a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is charged to expense as future revenue sharing obligations are incurred.

We periodically evaluate the useful lives and salvage values of our DVD library.

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

•

Expected Volatility:    Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock.

•

Expected life:    We bifurcate our option grants into two employee groupings (executive and non-executive) based on exercise behavior and consider several factors in determining the estimate of expected life for each group, including the historical option exercise behavior and the terms and vesting periods of the options granted. From the second quarter of 2006 through the fourth quarter of 2006, we used an estimate of expected life of 4.5 years for one group and 3 years for the other group. We used an estimate of expected life of 4 years for one group and 3 years for the other group from the second quarter of 2005 through the first quarter of 2006.

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

At December 31, 2004, our deferred tax assets, primarily the tax benefits of loss carryforwards, were offset in full by a valuation allowance because of our history of losses through the first quarter of 2003, limited profitable quarters to date and the competitive landscape of online DVD rentals. As a result of our analysis of expected future income at December 31, 2005, it was considered more likely than not that a valuation allowance for deferred tax assets was no longer required resulting in the release of a previously recorded allowance generating a $34.9 million tax benefit. As of December 31, 2006, deferred tax assets do not include the tax benefits attributable to approximately $56 million of excess tax deductions related to stock options. These benefits will only be recorded when realized on tax returns and will be credited to equity at that time.

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

Descriptions of Statement of Operations Components

Revenues:

Revenues include subscription revenues and revenues from the sale of advertising. We generate all our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues. We offer a variety of subscription plans, starting at $4.99 a month, that allow subscribers to keep either fewer or more titles at the same time.

Cost of Revenues:

Subscription:

We acquire titles for our library through traditional direct purchase and through revenue sharing agreements with content providers. Direct purchases of DVDs normally result in higher upfront costs than titles obtained through revenue sharing agreements. Cost of subscription revenues consists of revenue sharing expenses, amortization of our DVD library, amortization of intangible assets related to equity instruments issued to certain studios in 2000 and 2001 and postage and packaging costs related to shipping titles to paying subscribers. Costs related to free-trial subscribers are allocated to marketing expenses.

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

Amortization of DVD Library.    On July 1, 2004, we revised the estimate of useful life for the back-catalog DVD library from one to three years. New releases will continue to be amortized over a one-year period. We also revised our estimate of salvage values on direct purchase DVDs. For those direct purchase DVDs that we expect to sell at the end of their useful lives, a salvage value of $3.00 per DVD has been provided effective July 1, 2004. For those DVDs that we do not expect to sell, no salvage value is provided.

Amortization of Studio Intangible Assets.    In 2000 and 2001, in connection with signing revenue sharing agreements with certain studios, we agreed to issue to each of these studios our Series F Non-Voting Preferred Stock. The studios’ Series F Preferred Stock automatically converted into 3,192,830 shares of common stock upon the closing of our initial public offering. We measured the original issuances and any subsequent adjustments using the fair value of the securities at the issuance and any subsequent adjustment dates. The fair value was recorded as an intangible asset and was amortized to cost of subscription revenues ratably over the remaining term of the agreements which initial terms were either three or five years. At December 31, 2005, all studio intangible assets were fully amortized.

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

Operating Expenses:

Technology and Development.    Technology and development expenses consist of payroll and related expenses we incur related to testing, maintaining and modifying our Web site, our recommendation service, developing solutions for the online delivery of content to subscribers, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data.

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

Stock-Based Compensation.    Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment (‘SFAS 123R”), using the modified prospective method. We had previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123 in 2003, and restated prior periods at that time.

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

	Year Ended December 31,
	2004	2005	2006
Revenues	100.0%	100.0%	100.0%
Cost of revenues:
Subscription	54.6	57.7	53.4
Fulfillment expenses	11.6	10.6	9.5

Total cost of revenues	66.2	68.3	62.9

Gross profit	33.8	31.7	37.1
Operating expenses:
Technology and development	5.9	5.2	4.9
Marketing	20.1	21.2	22.6
General and administrative	4.4	5.2	3.6
Gain on disposal of DVDs	(0.5)	(0.3)	(0.5)

Total operating expenses	29.9	31.3	30.6

Operating income	3.9	0.4	6.5
Other income (expense):
Interest and other income	0.4	0.9	1.6
Interest and other expense	—	(0.1)	—

Income before income taxes	4.3	1.2	8.1
Provision for (benefit from) income taxes	—	(5.0)	3.2

Net income	4.3%	6.2%	4.9%

Revenues

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except percentages and average monthly subscription revenue per paying subscriber)
Revenues	$500,611	$682,213	$996,660
Percentage change over prior period		36.3%	46.1%

Other data:
Average number of paying subscribers	1,988	3,169	5,083
Percentage change over prior period		59.4%	60.4%
Average monthly revenue per paying subscriber	$20.98	$17.94	$16.22
Percentage change over prior period		(14.5)%	(9.6)%

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably during each subscriber’s monthly subscription period. In addition, we generate a small portion of our revenues from the sale of advertising.

The increase in our revenues in 2006 as compared to 2005 was primarily a result of the substantial growth in the average number of paying subscribers, as summarized in the table above, offset in part by a decline in average monthly subscription revenue per paying subscriber. We believe the increase in the number of paying subscribers was driven primarily by increased consumer awareness of the benefits of online DVD rentals and continuing improvements in our service. The decline in the average monthly revenue per paying subscriber was a result of the continued popularity of our lower cost subscription plans. We expect the average revenue per paying subscriber to continue to decline as we promote our lower priced subscription plans.

The increase in our revenues in 2005 as compared to 2004 was primarily attributable to substantial growth in the average number of paying subscribers offset in part by a decline in average monthly subscription revenue per paying subscriber. We believe the increase in the number of paying subscribers was driven primarily by increased consumer awareness of the benefits of online DVD rentals and continuing improvements in our service. The decline in the average monthly subscription revenue per paying subscriber was a result of the price decrease of our most popular subscription plan coupled with the increased promotion of our lower cost subscription plans. In June 2004, we increased the monthly subscription price of our most popular subscription plan from $19.95 to $21.99. However, effective November 2004, we lowered the price of the most popular subscription plan to $17.99. In addition, we introduced new lower priced subscription plans in the second quarter of 2005.

Churn declined to 3.9 percent in the fourth quarter of 2006 from 4.0 percent in the same period of 2005 and from 4.4 percent in the same period of 2004. We believe the decline was primarily due to the following factors:

•

Aging subscriber base. As we grow, the ratio of new subscribers to total subscribers declines, leading to an increase in the average duration, or age, of the subscriber base. New subscribers are more likely to cancel their subscriptions than older subscribers, and therefore, an increase in subscriber age helps overall reductions in churn.

•	The continued popularity of our lower cost subscription plans and the price parity of our subscription plans with those offered by competitors.

•

Service improvements. We continued to make improvements in a number of key areas, including increasing the selection of titles as we expanded our DVD library and enhancing our Web site and recommendation service. We believe these improvements to our service increased subscriber satisfaction, which resulted in lower churn.

The following table presents our ending subscriber information:

	As of December 31,
	2004	2005	2006
	(in thousands, except percentages)
Free subscribers	124	153	162
As a percentage of total subscribers	4.8%	3.7%	2.6%
Paid subscribers	2,486	4,026	6,154
As a percentage of total subscribers	95.2%	96.3%	97.4%
Total Subscribers	2,610	4,179	6,316
Percentage change over prior period		60.1%	51.1%

Cost of Revenues

Subscription

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Subscription	$273,401	$393,788	$532,621
As a percentage of revenues	54.6%	57.7%	53.4%
Percentage change over prior period		44.0%	35.3%

The increase in cost of subscription in absolute dollars for 2006 as compared to 2005 was primarily attributable to the following factors:

•

The number of DVDs mailed to paying subscribers increased 42 percent, which was driven by a 60 percent increase in the number of average paying subscribers offset by a slight decline in monthly movie rentals per average paying subscriber attributed to the increased popularity of our lower priced plans.

•

Postage and packaging expenses increased by 48 percent. This increase was primarily attributable to the increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers, as well as the first class postage rate increase of 2 cents that was effective January 8, 2006.

•	DVD amortization increased by 47 percent primarily due to increased acquisitions for our DVD library.

•

Revenue sharing expenses increased by 10 percent. This increase was primarily attributable to the increase in the number of average paying subscribers offset by a decrease in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers.

The increase in cost of subscription in absolute dollars for 2005 as compared to 2004 was primarily attributable to the following factors:

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

•

DVD amortization increased by 23 percent primarily due to increased acquisitions for our DVD library partially offset by the impact in 2005 of $7.8 million related to the change in estimate of useful life of our back-catalog DVD library made in the third quarter of 2004.

•

Revenue sharing expenses increased by 54 percent. This increase was primarily attributable to the increase in the number of average paying subscribers coupled with a slight increase in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers.

Fulfillment expenses

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Fulfillment expenses	$58,311	$71,987	$94,364
As a percentage of revenues	11.6%	10.6%	9.5%
Percentage change over prior period		23.5%	31.1%

The increase in fulfillment expenses in absolute dollars in 2006 as compared to 2005 was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our customer service and shipping centers, coupled with an increase in credit card fees as a result of the increase in subscriptions. In addition, the increase in fulfillment expenses was attributable to an increase in facility-related costs resulting from the expansion of certain of our shipping centers and the addition of new ones. We anticipate that fulfillment expenses will increase in 2007, as new shipping centers are added.

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

Gross Margin

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Gross profit	$168,899	$216,438	$369,675
Percentage change over prior period		28.1%	70.8%
Gross margin	33.8%	31.7%	37.1%

The increase in gross margin in 2006 as compared to 2005 was primarily due to a decrease in revenue sharing cost per paid shipment, which includes a decline in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers, as well as an increase in revenue per paid shipment as a result of a decline in overall usage and the continued popularity of our lower-priced plans. The increase in postage rates by 2 cents effective January 8, 2006 negatively impacted gross margin, however, this impact was offset by a decline in fulfillment costs as a result of increased operational efficiencies.

The decline in gross margin in 2005 as compared to 2004 was primarily attributable to the increase in cost of subscription, offset in part by a decrease in fulfillment expenses as a percentage of revenue. Cost of subscription increased due to a decline in revenue per paid shipment as a result of the price decrease of our most popular service plan implemented in the fourth quarter of 2004, offset partially by the change in estimate related to the useful life of our back-catalog DVD library and the rapid growth of lower priced plans which produce a higher margin than our most popular subscription plan of $17.99 per month. In addition, the gross margin for 2004 was favorably impacted by certain credits received from studios resulting from amendments to revenue sharing agreements.

If movie rentals per average paying subscriber increases or if we see more shipments of DVDs subject to revenue sharing and the revenue sharing cost per shipment does not decline, erosion in our gross margin will occur. Additionally, in 2006, the U.S. Postal Service proposed an increase in the rate of first class postage in the amount of 3 cents. If approved, the increase is expected to take place in mid-2007. The anticipated increase in postage rates is expected to reduce our gross margin.

In January 2007, we introduced our instant-viewing feature which is being made available to subscribers in a phased roll-out. During 2007, we anticipate incurring at least $40 million in additional expenses related to our instant viewing feature. As a result, we anticipate that cost of subscription will increase as a percentage of revenue, resulting in a decline in gross margin in 2007.

Operating Expenses:

Technology and Development

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Technology and development	$29,467	$35,388	$48,379
As a percentage of revenues	5.9%	5.2%	4.9%
Percentage change over prior period		20.1%	36.7%

The increase in technology and development expenses in absolute dollars for 2006 as compared to 2005 was primarily the result of an increase in personnel and facility-related costs, as well as to the development of our instant-viewing feature. As a percentage of revenues, technology and development expenses decreased from 2006 as compared to 2005 primarily due to a greater increase in revenues than technology and development expenses.

The increase in technology and development expenses in absolute dollars for 2005 as compared 2004 was primarily the result of an increase in personnel-related and systems infrastructure costs. As a percentage of revenues, technology and development expenses decreased in 2005 as compared to 2004 primarily due to a greater increase in revenues than technology and development expenses.

We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience. Additionally, we continue to develop and enhance solutions for the online delivery of content to our subscribers. As a result, we expect our technology and development expenses to increase in absolute dollars in 2007.

Marketing

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$100,534	$144,562	$225,524
As a percentage of revenues	20.1%	21.2%	22.6%
Percentage change over prior period		43.8%	56.0%

Other data:
Gross subscriber additions	2,716	3,729	5,250
Percentage change over prior period		37.3%	40.8%
Subscriber acquisition cost	$37.02	$38.77	$42.96
Percentage change over prior period		4.7%	10.8%

The increase in marketing expenses in absolute dollars in 2006 as compared to 2005 was primarily attributable to an increase in marketing program costs, which included direct mail, online advertising and television advertising, to attract new subscribers. As a percentage of revenues, marketing expenses increased primarily due to a greater increase in marketing expenses than revenues. Subscriber acquisition cost increased in 2006 as compared to 2005 primarily due to an increase in marketing program spending offset in part by a decrease in cost of providing free trials associated with our lower priced plans coupled with a slight decline in personnel-related costs.

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

We anticipate that our marketing expense will increase in absolute dollars in 2007 as we grow our business.

General and Administrative

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
General and administrative	$22,104	$35,486	$36,155
As a percentage of revenues	4.4%	5.2%	3.6%
Percentage change over prior period		60.5%	1.9%

The increase in general and administrative expenses in absolute dollars in 2006 as compared to 2005 is primarily attributable to an increase in costs related to ongoing legal proceedings, personnel costs and professional fees to support our growing operations. As a percentage of revenues, the decrease in general and administrative expenses was primarily due to a greater increase in revenues than general and administrative expenses.

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

We expect our general and administrative expenses will continue to increase in absolute dollars in 2007 in order to support our growing operations.

Gain on disposal of DVDs

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Gain on disposal of DVDs	$(2,560)	$(1,987)	$(4,797)
As a percentage of revenues	(0.5)%	(0.3)%	(0.5)%
Percentage change over prior period		(22.4)%	141.4%

The increase in gain on disposal of DVDs in absolute dollars in 2006 as compared to 2005 was primarily attributable to an increase in volume of DVDs sold, offset in part by an increase in the cost of DVD sales.

The decrease in gain on disposal of DVDs in absolute dollars in 2005 as compared to 2004 was primarily attributable to an increase in the cost of DVD sales.

Interest and Other Income

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Interest and other income, net	$2,592	$5,753	$15,904
As a percentage of revenues	0.4%	0.9%	1.6%
Percentage change over prior period		122.0%	176.4%

The increase in interest and other income in 2006 as compared to 2005 was primarily due to higher interest income earned on our cash and cash equivalents due to increased interest rates as well as higher average cash balances resulting from a net increase in cash flows and net proceeds of $101.1 million from the secondary public offering of our common stock in May 2006.

The increase in interest and other income in 2005 as compared to 2004 was primarily due to higher interest income earned on our cash and cash equivalents due to increased interest rates as well as higher average cash balances.

Provision for (benefit from) Income Taxes

	2004	2005	2006
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$181	$(33,692)	$31,236
Effective tax rate	0.8%	(404.2)%	38.9%

In 2006 our effective tax rate differed from the federal statutory rate of 35% principally due to state income taxes and benefits related to stock-based compensation. In 2005, we recorded an income tax benefit of $33.7 million on pretax income of $8.3 million. Our 2005 income tax benefit includes a tax benefit for the reduction in the valuation allowance of $34.9 million. We continuously monitor the circumstances impacting the expected realization of our deferred tax assets. In the fourth quarter of 2005 we reduced the valuation allowance after determining that substantially all deferred tax assets are more likely than not to be realizable due to expected future income. In 2004, we recorded an income tax provision of $0.2 million on a pre-tax income of $21.8 million. Our effective tax rates for 2004 and 2005 differ from the federal statutory rate of 35% primarily due to changes in the valuation allowance and benefits related to stock based compensation.

We currently anticipate that our effective tax rate will be approximately 40% in 2007.

Liquidity and Capital Resources

As of December 31, 2006, we had cash and cash equivalents of $400.4 million. On May 3, 2006, we issued 3.5 million shares of common stock upon the closing of a secondary public offering for net proceeds of $101.1 million. We intend to use the net proceeds from the sale of the common stock for general corporate purposes, including working capital.

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

Key Components of Cash flow:

The following table summarizes our cash flow activities:

	Year Ended December 31,
	2004	2005	2006
	(in thousands, except percentages)
Net cash provided by operating activities	$145,269	$157,507	$247,862
Percentage change over prior period		8.4%	57.4%
Net cash used in investing activities	$(66,255)	$(133,248)	$(185,869)
Percentage change over prior period		101.1%	39.5%
Net cash provided by financing activities	$5,775	$13,314	$126,181
Percentage change over prior period		130.5%	847.7%

In the third quarter of 2006, we began classifying changes in Accounts payable related to the acquisition of our DVD library and Property and equipment as a component of cash outflows related to investing activities. Changes in Accounts payable related to acquisitions of DVD library and Property and equipment were previously classified within cash flows from operating activities. Accordingly, the Consolidated Statements of Cash Flows for all periods presented have been reclassified to conform to the current presentation.

Operating activities:    Net cash provided by operating activities increased by $90.4 million in 2006 as compared to 2005. The increase in operating cash was primarily attributable to the increase in net income, the increase in amortization of DVD library as a result of increased purchases of titles, increase in depreciation of property and equipment, increase in deferred revenue due to a larger subscriber base and increase in gift subscriptions and increases in accrued expenses as a result of our growing operations.

Net cash provided by operating activities increased by $12.2 million in 2005 as compared to 2004. The increase in operating cash was primarily attributable to the increase in net income, the increase in amortization of DVD library as a result of increased purchases of titles, increase in depreciation of property and equipment, increase in deferred revenue due to a larger subscriber base and increase in gift subscriptions and increases in accrued expenses as a result of our growing operations.

Investing activities:    Net cash used in investing activities increased by $52.6 million in 2006 as compared to 2005. The increase was primarily attributable to increased purchases of titles for our DVD library to support our larger subscriber base and increased purchases of property and equipment to support our growing operations

Net cash used in investing activities increased by $67.0 million in 2005 as compared to 2004. The increase was primarily because cash used in investing activities in 2004 included net proceeds of $45.0 million from the sale of our short-term investments. Excluding the impact of the net proceeds from the sale of our short-term investments, cash used in investing activities increased by $22.0 million, primarily due to increased purchases of titles for our DVD library to support our larger subscriber base and increased purchases of property and equipment to support our growing operations in 2005 as compared to 2004.

Financing activities:    Net cash provided by financing activities increased by $112.9 million in 2006 as compared to 2005 primarily due to the proceeds of $101.1 million from the secondary public offering of our common stock in May 2006, as well as $13.2 million of tax benefits from stock-based compensation.

Net cash provided by financing activities increased by $7.5 million in 2005 as compared to 2004 primarily due to an increase in proceeds from issuance of common stock under our employee stock plans.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2006 (in thousands):

	Payments due by period
Contractual Obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations	$51,206	$9,760	$20,241	$14,476	$6,729
Other purchase obligations (1)	21,452	21,452	—	—	—

Total	$72,658	$31,212	$20,241	$14,476	$6,729

(1)	Other purchase obligations relate primarily to acquisitions for our DVD library and online titles. Our purchase orders are based on our current needs and are generally fulfilled by our vendors within short time horizons.

For the purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 31, 2006. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. Some of the securities we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. To minimize this risk, we intend to maintain our portfolio of cash equivalents in a variety of securities. At December 31, 2006, our cash equivalents are generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

Item 8.	Financial Statements and Supplementary Data

See “Financial Statements” beginning on page F-1 which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report on Form 10-K. Based on that evaluation, and the remediation of the material weakness identified in our internal control over financial reporting as of December 31, 2005, as described below, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this annual report on Form 10-K were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Material Weakness Previously Identified

As previously reported in our annual report on Form 10-K for the year ended December 31, 2005, management identified a material weakness in our internal control over financial reporting related to our accounting for income taxes. Specifically, our policies and procedures did not include adequate management review of the calculations and related supporting documentation to ensure that its accounting for income taxes is in accordance with generally accepted accounting principles. This material weakness resulted in a material error in the Company’s consolidated financial statements related to the understatement of Deferred Tax Assets in the Consolidated Balance Sheet and the understatement of the Benefit from Income Taxes in the Consolidated Statement of Operations. This error was corrected prior to the filing of our 2005 Form 10-K.

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of December 31, 2005 because of a material weakness in our internal controls over financial reporting based on criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

(b)	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)	Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

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

Item 13.	Certain Relationships and Related Transactions and Director Independence

Information required by this item is incorporated by reference from information contained under the section “Certain Relationships and Related Transactions” in our Proxy Statement for the Annual Meeting of Stockholders.

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

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.14	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.16	Lease between Sobrato Interest II and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.17†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.18†	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

23.1	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan

NETFLIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Netflix, Inc.:

We have audited the accompanying consolidated balance sheets of Netflix, Inc. and subsidiary (the Company) as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netflix, Inc. and subsidiary as of December 31, 2005 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Netflix, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/    KPMG LLP

Mountain View, California

February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Netflix, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting under Item 9A, that Netflix, Inc. (the Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Netflix, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Netflix, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Netflix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Netflix, Inc. and subsidiary as of December 31, 2005 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 27, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/    KPMG LLP

Mountain View, CA

February 27, 2007

NETFLIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$212,256	$400,430
Prepaid expenses	7,848	4,742
Prepaid revenue sharing expenses	5,252	9,456
Deferred tax assets	13,666	3,155
Other current assets	4,669	10,635

Total current assets	243,691	428,418
DVD library, net	57,032	104,908
Intangible assets, net	457	969
Property and equipment, net	40,213	55,503
Deposits	1,249	1,316
Deferred tax assets	21,239	15,600
Other assets	800	2,065

Total assets	$364,681	$608,779

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,491	$93,864
Accrued expenses	25,563	29,905
Deferred revenue	48,533	69,678

Total current liabilities	137,587	193,447
Deferred rent	842	1,121

Total liabilities	138,429	194,568
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2005 and 2006, respectively; 54,755,731 and 68,612,463 issued and outstanding at December 31, 2005 and 2006, respectively	55	69
Additional paid-in capital	315,868	454,731
Accumulated deficit	(89,671)	(40,589)

Total stockholders’ equity	226,252	414,211

Total liabilities and stockholders’ equity	$364,681	$608,779

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2004	2005	2006
Revenues	$500,611	$682,213	$996,660
Cost of revenues:
Subscription	273,401	393,788	532,621
Fulfillment expenses*	58,311	71,987	94,364

Total cost of revenues	331,712	465,775	626,985

Gross profit	168,899	216,438	369,675
Operating expenses:
Technology and development*	29,467	35,388	48,379
Marketing*	100,534	144,562	225,524
General and administrative*	22,104	35,486	36,155
Gain on disposal of DVDs	(2,560)	(1,987)	(4,797)

Total operating expenses	149,545	213,449	305,261

Operating income	19,354	2,989	64,414
Other income (expense):
Interest and other income	2,592	5,753	15,904
Interest and other expense	(170)	(407)	—

Income before income taxes	21,776	8,335	80,318
Provision for (benefit from) income taxes	181	(33,692)	31,236

Net income	$21,595	$42,027	$49,082

Net income per share:
Basic	$0.42	$0.79	$0.78

Diluted	$0.33	$0.64	$0.71

Weighted-average common shares outstanding:
Basic	51,988	53,528	62,577

Diluted	64,713	65,518	69,075

* Amortization of stock-based compensation included in expense line items:
Fulfillment	$1,702	$1,225	$925
Technology and development	6,561	4,446	3,608
Marketing	2,507	2,565	2,138
General and administrative	5,817	6,091	6,025

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2003	50,849,370	$51	$265,354	$596	$(153,293)	$112,708
Net Income	—	—	—	—	21,595	21,595
Net unrealized losses on available-for-sale securities	—	—	—	(870)	—	(870)
Reclassification adjustment for realized losses included in net income	—	—	—	274	—	274
Cumulative translation adjustment	—	—	—	(222)	—	(222)

Comprehensive income						20,777

Exercise of options	1,298,308	1	3,721	—	—	3,722
Issuance of common stock under employee stock purchase plan	495,455	1	2,312	—	—	2,313
Issuance of common stock upon exercise of warrants	88,892	—	—	—	—	—
Stock-based compensation expense	—	—	16,587	—	—	16,587
Stock option income tax benefits	—	—	176	—	—	176

Balances as of December 31, 2004	52,732,025	$53	$288,150	$(222)	$(131,698)	$156,283
Net Income	—	—	—	—	42,027	42,027
Reclassification adjustment for realized losses included in net income	—	—	—	222	—	222

Comprehensive income						42,249

Exercise of options	1,629,115	2	10,117	—	—	10,119
Issuance of common stock under employee stock purchase plan	349,229	—	2,824	—	—	2,824
Issuance of common stock upon exercise of warrants	45,362	—	450	—	—	450
Stock-based compensation expense	—	—	14,327	—	—	14,327

Balances as of December 31, 2005	54,755,731	$55	$315,868	$—	$(89,671)	$226,252
Net Income and comprehensive income	—	—	—	—	49,082	49,082
Exercise of options	1,379,012	2	8,372	—	—	8,374
Issuance of common stock under employee stock purchase plan	378,361	—	3,724	—	—	3,724
Issuance of common stock upon exercise of warrants	8,599,359	8	(8)	—	—	—
Issuance of common stock, net of costs	3,500,000	4	100,862	—	—	100,866
Stock-based compensation expense	—	—	12,696	—	—	12,696
Stock option income tax benefits	—	—	13,217	—	—	13,217

Balances as of December 31, 2006	68,612,463	$69	$454,731	$—	$(40,589)	$414,211

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2005	2006
Cash flows from operating activities:
Net income	$21,595	$42,027	$49,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	5,871	9,134	15,903
Amortization of DVD library	80,346	96,883	141,160
Amortization of intangible assets	1,987	985	73
Stock-based compensation expense	16,587	14,327	12,696
Excess tax benefits from stock-based compensation	(176)	—	(13,217)
Loss on disposal of property and equipment	135	—	(23)
Loss on disposal of short-term investments	274	—	—
Gain on disposal of DVDs	(2,912)	(3,588)	(9,089)
Non-cash interest expense	44	11	—
Deferred taxes	—	(34,905)	16,150
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(9,130)	(4,884)	(7,064)
Accounts payable	14,995	8,246	3,208
Accrued expenses	1,682	12,432	17,559
Deferred revenue	13,612	16,597	21,145
Deferred rent	359	242	279

Net cash provided by operating activities	145,269	157,507	247,862

Cash flows from investing activities:
Purchases of short-term investments	(586)	—	—
Proceeds from sale of short-term investments	45,013	—	—
Purchases of property and equipment	(15,720)	(27,653)	(27,333)
Acquisition of intangible asset	—	(481)	(585)
Acquisitions of DVD library	(100,087)	(111,446)	(169,528)
Proceeds from sale of DVDs	5,617	5,781	12,886
Proceeds from disposal of property and equipment	—	—	23
Deposits and other assets	(492)	551	(1,332)

Net cash used in investing activities	(66,255)	(133,248)	(185,869)

Cash flows from financing activities:
Proceeds from issuance of common stock	6,035	13,393	112,964
Excess tax benefits from stock-based compensation	176	—	13,217
Principal payments on notes payable and capital lease obligations	(436)	(79)	—

Net cash provided by financing activities	5,775	13,314	126,181

Effect of exchange rate changes on cash and cash equivalents	(222)	222	—
Net increase in cash and cash equivalents	84,567	37,795	188,174
Cash and cash equivalents, beginning of year	89,894	174,461	212,256

Cash and cash equivalents, end of year	$174,461	$212,256	$400,430

Supplemental disclosure:
Cash paid for interest	109	170	—
Income taxes paid	—	(977)	(2,324)
Non-cash investing and financing activities:
Net unrealized loss on short-term investments	(870)	—	—

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data and percentages)

1.    Organization and Summary of Significant Accounting Policies

Description of Business

Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is an online movie rental subscription service, providing more than 6,300,000 subscribers with access to a comprehensive library of more than 70,000 movie, television and other filmed entertainment titles on DVD. The Company offers a variety of subscription plans starting at $4.99. There are no due dates, no late fees and no shipping fees. Subscribers select titles at the Company’s Web site aided by its proprietary recommendation service, receive them on DVD by U.S. mail and return them to the Company at their convenience using the Company’s prepaid mailers. After a DVD has been returned, the Company mails the next available DVD in a subscriber’s queue. The Company also offers certain titles through its instant-viewing feature. All of the Company’s revenues are generated in the United States.

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

Reclassifications

In accordance with the SEC Staff Accounting Bulletin No. 107 (“SAB 107”), effective January 1, 2006, stock-based compensation is no longer presented as a separate line item on our Consolidated Statements of Operations. Stock-based compensation is now presented in the same lines as cash compensation paid to the same individuals. Stock-based compensation recognized in prior periods has been reclassified to conform to the current presentation.

During 2006, the Company began classifying changes in Accounts payable related to the acquisition of its DVD library and Property and equipment as a component of cash flows from investing activities. Changes in Accounts payable related to acquisitions of DVD library and Property and equipment were previously classified within cash flows from operating activities. Accordingly, the Consolidated Statements of Cash Flows for all periods presented have been reclassified to conform to the current presentation.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

The following table reflects the impact of the reclassification:

	Year Ended December 31,
Condensed Consolidated Statements of Cash Flows	2004	2005
Changes in Accounts Payable:
As previously reported	$17,121	$13,716
Reclassifications	(2,126)	(5,470)

As Reclassified	$14,995	$8,246

Cash flows from operating activities:
As previously reported	$147,571	$162,977
Reclassifications	(2,302)	(5,470)

As Reclassified	$145,269	$157,507

Purchases of Property and equipment:
As previously reported	$(14,962)	$(30,619)
Reclassifications	(758)	2,966

As Reclassified	$(15,720)	$(27,653)

Acquisitions of DVD library:
As previously reported	$(102,971)	$(113,950)
Reclassifications	2,884	2,504

As Reclassified	$(100,087)	$(111,446)

Net cash used in investing activities:
As previously reported	$(68,381)	$(138,718)
Reclassifications	2,126	5,470

As Reclassified	$(66,255)	$(133,248)

The reclassifications did not impact operating income or net income, working capital or net change in cash and cash equivalents as previously reported.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximates their carrying value due to their short maturity.

Foreign Currency Translation and Transactions

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

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

Restricted Cash

As of December 31, 2005 and 2006, Other assets included restricted cash of $500 and $1,530, respectively, related to workers’ compensation insurance deposits. In addition, Other current assets included $2,201 set aside for plaintiffs’ attorneys’ fees and expenses in the Chavez vs. Netflix, Inc. lawsuit.

Amortization of DVD Library

The Company amortizes its DVD library, less estimated salvage value, on a “sum-of-the-months” accelerated basis over its estimated useful life. The useful life of the new-release DVDs and back-catalog DVDs is estimated to be 1 year and 3 years, respectively. In estimating the useful life of its DVD library, the Company takes into account library utilization as well as an estimate for lost or damaged DVDs. See Note 2 for further discussion.

Amortization of Intangible Assets

Intangible assets are carried at cost less accumulated amortization. The Company amortizes the intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from approximately 10 to 14 years. See Note 3 for further discussion.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to five years, or the lease term for leasehold improvements, if applicable. See Note 4 for further discussion.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. The Company evaluated its long-lived assets and no impairment charges were recorded for any of the years presented.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

Capitalized Software Costs

The Company capitalizes costs related to developing or obtaining internal-use software. Capitalization of costs begins after the conceptual formulation stage has been completed. Capitalized software costs are included in property and equipment, net and are amortized over the estimated useful life of the software, which is generally one year.

Revenue Recognition

Subscription revenues are recognized ratably over each subscriber’s monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of advertising are recognized upon completion of the campaign. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities. Deferred revenue consists of subscriptions revenues billed to subscribers that have not been recognized.

Cost of Revenues

Subscription.    Cost of subscription consists of revenue sharing expenses, amortization of the DVD library, amortization of intangible assets related to equity instruments issued to studios and postage and packaging expenses related to DVDs provided to paying subscribers. Revenue sharing expenses are recorded as DVDs subject to revenue sharing agreements are shipped to subscribers.

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

Technology and Development

Technology and development expenses consist of payroll and related costs incurred in testing, maintaining and modifying the Company’s Web Site, its recommendation service, developing solutions for the online delivery of content to subscribers, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation on computer hardware and capitalized software.

Marketing

Marketing expenses consist of payroll and related expenses and advertising expenses. Advertising expenses include marketing program expenditures and other promotional activities, including revenue sharing expenses, postage and packaging expenses and library amortization related to free trial periods. Advertising costs are

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

expensed as incurred except for advertising production costs, which are expensed the first time the advertising is run. Advertising expense totaled approximately $91,799, $135,874 and $215,265 in 2004, 2005 and 2006, respectively.

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

Comprehensive Income (Loss)

The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components in the financial statements. The components of other comprehensive income (loss) consist of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive loss and the components of accumulated other comprehensive income are presented in the accompanying consolidated statements of stockholders’ equity. Tax effects of other comprehensive income (loss) are not material for any period presented.

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

The shares used in the computation of net income per share are as follows (rounded to the nearest thousand):

	Year Ended December 31,
	2004	2005	2006
Weighted-average shares outstanding—basic	51,988,000	53,528,000	62,577,000
Effect of dilutive potential common shares:
Warrants	8,571,000	8,354,000	4,093,000
Employee stock options	4,154,000	3,636,000	2,405,000

Weighted-average shares outstanding—diluted	64,713,000	65,518,000	69,075,000

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation (rounded to the nearest thousand):

	Year Ended December 31,
	2004	2005	2006
Employee stock options	676,000	1,023,000	1,196,000

The weighted average exercise price of excluded outstanding stock options was $30.71, $28.39 and $29.84 for the years ended December 31, 2004, 2005 and 2006, respectively.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties,

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Instruments which amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

2.    DVD Library

The Company acquires DVDs from studios and distributors through either direct purchases or revenue sharing agreements. The Company acquires DVDs for the purpose of renting them to its subscribers and earning subscription rental revenues and as such, the Company considers its DVD library to be a productive asset. Accordingly, the Company classifies its DVD Library as a non-current asset on its Consolidated Balance Sheet. Additionally, in accordance with SFAS No. 95, Statement of Cash Flows, cash outflows for the acquisition of the DVD Library, net of changes in Accounts payable, are classified as cash flows from investing activities on the Company’s Consolidated Statements of Cash Flows. This is inclusive of any upfront non-refundable payments required under revenue sharing agreements.

The Company amortizes its DVD library, less estimated salvage value, on a “sum-of-the-months” accelerated basis over its estimated useful life. The useful life of the new-release DVDs and back-catalog DVDs is estimated to be 1 year and 3 years, respectively. In estimating the useful life of the DVD library, the Company takes into account library utilization as well as an estimate for lost or damaged DVDs. Volume purchase discounts received from studios on the purchase of titles are recorded as a reduction of DVD library inventory when earned.

Prior to July 1, 2004, the Company amortized the cost of its entire DVD library, including the capitalized portion of the initial fixed license fee, on a “sum-of-the-months” accelerated basis over one year. However, based on a periodic evaluation of both new release and back-catalog utilization for amortization purposes, the Company determined that back-catalog titles have a significantly longer life than previously estimated. As a result, the Company revised the estimate of useful life for the back-catalog DVD library from a “sum of the months” accelerated method using a one year life to the same accelerated method of amortization using a three-year life. The purpose of this change was to more accurately reflect the productive life of these assets. In accordance with Accounting Principles Board Opinion No. 20, Accounting Changes (“APB 20”), the change in life has been accounted for as a change in accounting estimate on a prospective basis from July 1, 2004. New releases will continue to be amortized over a one year period. As a result of the change in the estimated life of the back-catalog library, total cost of revenues was $10.9 million lower, net income was $10.9 million higher and net income per diluted share was $0.17 higher for the year ended December 31, 2004.

In the third quarter of 2004, the Company determined that it was selling fewer previously rented DVDs than estimated but at an average selling price higher than historically estimated. The Company therefore revised its estimate of salvage values on direct purchase DVDs. For those direct purchase DVDs that the Company

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

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

The revenue sharing agreements enable the Company to obtain DVDs at a lower upfront cost than under traditional direct purchase arrangements. Under the revenue sharing agreements, the Company shares a percentage of the actual net revenues generated by the use of each particular title with the studios over a fixed period of time, or the Title Term, which typically ranges from six to twelve months for each DVD title. The revenue sharing expense associated with the use of each title is expensed to cost of revenues and is reflected in cash flows from operating activities on the Company’s Consolidated Statements of Cash Flows. At the end of the Title Term, the Company generally has the option of returning the DVD title to the studio, destroying the title or purchasing the title. In addition, the Company remits an upfront non-refundable payment to acquire titles from the studios and distributors under revenue sharing agreements. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with the Company’s DVD library amortization policy. This payment may also include a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is charged to expense as future revenue sharing obligations are incurred.

DVD library and accumulated amortization consisted of the following:

	As of December 31,
	2005	2006
DVD library	$304,490	$484,034
Less accumulated amortization	(247,458)	(379,126)

DVD library, net	$57,032	$104,908

3.    Intangible Assets

Intangible assets and accumulated amortization consisted of the following:

	As of December 31,
	2005	2006
Patents, gross	$481	$1,066
Less accumulated amortization	(24)	(97)

Patents, net	$457	$969

In 2005 and 2006, the Company capitalized $481 and $585, respectively, related to certain technology patents acquired. The capitalized patents are being amortized in the Consolidated Statements of Operations over the remaining useful life of the patents, the last of which expires in August 2020. The annual amortization expense of the patents that existed as of December 31, 2006 is expected to be approximately $99 for each of the five succeeding years.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

4.    Balance Sheet Components

Property and Equipment, Net

Property and equipment, net consisted of the following:

		As of December 31,
		2005	2006
Computer equipment	3 years	$22,549	$28,237
Other equipment	3-5 years	19,641	25,000
Computer software, including internal-use software	1-3 years	13,061	16,883
Furniture and fixtures	3 years	1,240	4,855
Leasehold improvements	Over life of lease	2,866	14,389
Capital work-in-progress		13,266	11,482

Property and equipment, gross		72,623	100,846
Less: accumulated depreciation		(32,410)	(45,343)

Property and equipment, net		$40,213	$55,503

Capital work-in-progress consists primarily of approximately $7,787 of capital equipment purchases not yet in service and approximately $3,276 of leasehold improvements associated with the leasing of the building adjacent to the Company’s headquarters in Los Gatos, California. The building is expected to be completed in the first quarter of 2008, at which time the Company will commence amortization of the related leasehold improvements. The leasehold improvements will be amortized over the shorter of the lease term or the estimated useful life of the related assets.

Property and equipment included approximately $6,173 of assets under capital leases as of December 31, 2005. These capital leases were fully amortized as of December 31, 2005. The related amortization is included in depreciation expense.

Computer software included approximately $8,054 and $10,595 of internally incurred capitalized software development costs as of December 31, 2005 and 2006, respectively. Accumulated amortization of capitalized software development costs totaled $6,959 and $8,885 as of December 31, 2005 and 2006, respectively.

Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2005	2006
Accrued state sales and use tax	$6,656	$9,019
Accrued payroll and employee benefits	3,513	5,080
Accrued settlement costs	8,589	6,615
Other	6,805	9,191

Total accrued expenses	$25,563	$29,905

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

5.    Warrants

In July 2001, in connection with borrowings under subordinated promissory notes, the Company issued to the note holders warrants to purchase 13,637,894 shares of the Company’s common stock at $1.50 per share. The Company accounted for the fair value of the warrants of $10,884 as an increase to additional paid-in capital with a corresponding discount on subordinated notes payable. As of December 31, 2004, warrants to purchase 9,100,120 shares of the Company’s common stock remained outstanding. Warrants to purchase 1,894 shares were exercised in 2005 and accordingly, as of December 31, 2005, warrants to purchase 9,098,226 shares of the Company’s common stock remained outstanding. In 2006, warrants to purchase 9,098,226 shares were exercised, and accordingly, there were no warrants outstanding as of December 31, 2006.

6.    Commitments and Contingencies

Lease Commitments

The Company leases facilities under non-cancelable operating leases with various expiration dates through 2013. The facilities generally require the Company to pay property taxes, insurance and maintenance costs. Further, several lease agreements contain rent escalation clauses and/or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. The Company has the option to extend or renew most of its leases which may increase the future minimum lease commitments.

Future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2006 are as follows:

Year Ending December 31,	Operating Leases
2007	$9,760
2008	10,920
2009	9,321
2010	7,348
2011	7,128
Thereafter	6,729

Total minimum payments	$51,206

Rent expense associated with the operating leases was $6,871, $7,465 and $10,805 for the years ended December 31, 2004, 2005 and 2006, respectively.

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, breach of contract as well as claims relating to the Company’s statements regarding DVD delivery times. The Company entered into an amended settlement under which Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were a member on October 19, 2005 are eligible to receive a free one-month upgrade in service level and Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were not a member on October 19, 2005 are eligible to receive a free one-month Netflix membership of either the 1, 2 or 3 DVDs at-a-time unlimited program. The Court issued final judgment on the settlement on July 28, 2006, awarding plaintiffs’ attorneys’ fees and expenses of $2,127. The final judgment has been appealed to the California Court of Appeals, First Appellate District. The Appellate Court has not set a hearing date. In accordance with SFAS No. 5, Accounting for Contingencies, the Company estimated and recorded a charge against earnings in general and administrative expenses associated with the legal fees and the incremental expected costs for the free one month membership to former subscribers, of which $6,615 is included in Accrued expenses as of December 31, 2006. The charge for the free one month upgrade to the next level program for existing subscribers will be recorded when the subscribers utilize the upgrade. The Company also recorded an insurance receivable of $1,000, representing the portion of legal fees reimbursed by the Company’s insurer, all of which had been fully reimbursed as of December 31, 2006. The actual cost of the settlement will be dependent upon many unknown factors such as the number of former Netflix subscribers who will actually redeem the settlement benefit when it is made available following the appeal period. The Company denies any wrongdoing.

On April 4, 2006, the Company filed a complaint for patent infringement against Blockbuster, Inc. in the United States District Court for the Northern District of California. The complaint alleges that Blockbuster willfully infringed two of the Company’s patents—U.S. Patent No. 7,024,381 entitled “Approach for Renting Items to Customers” and U.S. Patent No. 6,584,450 entitled “Method and Apparatus for Renting Items.” The complaint seeks a judgment that Blockbuster has willfully infringed the specified patents and seeks a preliminary and/or permanent injunction enjoining Blockbuster from any further infringement, unspecified compensatory enhanced damages, attorneys’ fees, expenses and costs. On June 13, 2006, Blockbuster responded and filed a counterclaim alleging that the Company had violated Section 2 of the Sherman Antitrust Act. The counterclaim also seeks a declaratory judgment that Blockbuster had not infringed the Company’s asserted patents and that both patents were invalid. In addition to the declaratory judgment, Blockbuster is also seeking compensatory damages, attorneys’ fees and expenses, costs of the suit, pre-and post-judgment damage on all amounts awarded and general relief.

On January 2, 2007, Lycos, Inc. filed a complaint for patent infringement against the Company, TiVo, Inc. and Blockbuster, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges that the Company infringed U.S. Patents Nos. 5,867,799 and 5,983,214, entitled “Information System and Method for Filtering a Massive Flow of Information Entities to Meet User Information Classification Needs” and “System and Method Employing Individual User Content-Based Data and User Collaboration Feedback Data to Evaluate the Content of an Information Entity in a Large Information Communication Network,” respectively. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patents in the future.

On January 31, 2007, Dennis Dilbeck filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of California captioned Dennis Dilbeck v. Netflix, Inc., Civil Case No. C 07 00643 PVT. The complaint alleges that the Company violated antitrust and unfair competition laws in seeking to enforce two of its patents against Blockbuster, Inc. and other potential competitors, which patents were allegedly obtained by deceiving the U.S. Patent and Trademark Office. The complaint alleges that the

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

Company’s subscribers have paid artificially inflated subscription prices because potential competitors were allegedly deterred from entering the online DVD rental market by the Company’s patents. The complaint purports to be on behalf of existing and past subscribers who allegedly would have paid lower subscription rates but for the alleged anticompetitive conduct. The complaint seeks injunctive relief, restitution and damages in an unspecified amount.

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

8.    Stockholders’ Equity

On May 3, 2006, the Company issued 3.5 million shares of common stock upon the closing of a secondary public offering for net proceeds of $101.1 million.

Preferred Stock

The Company has authorized 10 million shares of undesignated preferred stock with par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 31, 2005 and 2006.

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

•	such other amount as the Company’s Board of Directors may determine.

Under the 2002 Employee Stock Purchase Plan, shares of the Company’s common stock may be purchased over an offering period with a duration of 24 months at 85 percent of the lower of the fair market value on the first day of the applicable offering period or on the last day of the six-month purchase period. In May 2006, the Company amended its 2002 Employee Stock Purchase Plan so that offering periods under the plan going forward have a duration of 6 months instead of 24 months. Employees may invest up to 15 percent of their gross compensation through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. During 2005 and 2006, employees purchased 349,229 and 378,361 shares at average prices of $8.09 and $9.84 per share, respectively. As of December 31, 2006, 2,169,681 shares were available for future issuance under the 2002 Employee Stock Purchase Plan.

Stock Option Plans

In December 1997, the Company adopted the 1997 Stock Plan, which was amended and restated in October 2001. The 1997 Stock Plan provides for the issuance of stock purchase rights, incentive stock options or non-statutory stock options. As of December 31, 2006, 615,024 shares were reserved for future issuance upon the exercise of outstanding options under the 1997 Stock Plan.

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

Options granted under the 2002 Stock Plan generally expire in 10 years, however, they may be limited to five years if the optionee owns stock representing more than 10 percent of the Company. Options are granted at an exercise price of not less than the fair value of the Company’s common stock at the date of grant. Prior to the third quarter of 2003, the vesting periods generally provided for options to vest over three to four years. During the third quarter of 2003, the Company began granting fully vested options on a monthly basis. The Company issues new shares to satisfy stock option exercises.

The Company initially reserved a total of 1,333,334 shares of common stock for issuance under the 2002 Stock Plan. 643,884 remaining shares reserved but not yet issued under the 1997 Stock Plan as of the effective date of the Company’s initial public offering were added to the total reserved shares of 1,333,334 under the 2002 Stock Plan and deducted from the total reserved shares under the 1997 Stock Plan. As of December 31, 2006, 4,990,160 shares were reserved for future issuance under the 2002 Stock Plan.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

A summary of the activities related to the Company’s options is as follows:

	Shares Available for Grant	Options Outstanding		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
		Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2003	3,468,488	5,896,584	3.42
Authorized	2,000,000	—	—
Granted	(1,447,940)	1,447,940	22.04
Exercised	—	(1,298,308)	2.87
Canceled	230,464	(230,464)	10.20

Balances as of December 31, 2004	4,251,012	5,815,752	7.91
Authorized	2,000,000	—	—
Granted	(1,741,319)	1,741,319	15.30
Exercised	—	(1,629,115)	6.22
Canceled	73,140	(73,140)	19.68

Balances as of December 31, 2005	4,582,833	5,854,816	10.43
Authorized	2,000,000	—	—
Granted	(1,043,910)	1,043,910	25.70
Exercised	—	(1,379,012)	6.07
Canceled	66,261	(66,261)	28.56

Balances as of December 31, 2006	5,605,184	5,453,453	14.23	6.81	68,640

Exercisable as of December 31, 2006		5,448,555	14.24	6.81	68,567
Vested and expected to vest at December 31, 2006		5,453,453	14.23	6.81	68,640

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2004, 2005 and 2006 was $33.6 million, $24.0 million and $29.2 million, respectively.

Cash received from option exercises and purchases under the ESPP for the years ended December 31, 2004, 2005 and 2006 was $6.0 million, $12.9 million and $12.1 million, respectively.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

The following table summarizes information on outstanding and exercisable options as of December 31, 2006:

Options Outstanding				Options Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price	Number of Options	Weighted-Average Exercise Price
$0.08 – $1.50	1,842,664	4.77	$1.50	1,842,664	$1.50
$1.51 – $10.83	523,949	6.84	8.19	522,740	8.18
$10.84 – $14.27	578,649	7.52	12.03	574,960	12.04
$14.28 – $19.34	454,633	7.83	16.70	454,633	16.70
$19.35 – $22.81	467,019	8.89	21.00	467,019	21.00
$22.82 – $27.42	765,895	8.06	26.63	765,895	26.63
$27.43 – $36.37	820,644	7.94	31.45	820,644	31.45

	5,453,453	6.81	14.23	5,448,555	14.24

Stock-Based Compensation

The Company adopted the provisions of SFAS 123R on January 1, 2006. See Note 1 for a description of the Company’s adoption of SFAS 123R. The fair value of employee stock options granted as well as the fair value of shares issued under the employee stock purchase plan is estimated using the Black-Scholes option pricing model.

The following table summarizes the weighted-average assumptions used to value option grants:

	Stock Options			Employee Stock Purchase Plan
	2004	2005	2006	2004	2005	2006
Dividend yield	0%	0%	0%	0%	0%	0%
Expected volatility	78%	59%	48%	77%	45%	39%
Risk-free interest rate	2.23%	3.67%	4.76%	1.83%	3.80%	5.07%
Expected life (in years)	1.85	3.08	3.93	1.3	1.3	0.5

In the second quarter of 2003, the Company began granting stock options on a monthly basis. Such stock options are designated as non-qualified stock options and vest immediately. As a result of immediate vesting, stock-based compensation expense determined under SFAS 123R is fully recognized upon the stock option grants and no estimate is required for pre-vesting option forfeitures. For those stock options granted prior to the third quarter of 2003 with three to four-year vesting periods, the Company continues to amortize the deferred compensation related to the stock options over the remaining vesting periods using the accelerated multiple-option approach.

The Company estimates expected volatility based on a blend of historical volatility of the Company’s common stock and implied volatility of tradable forward call options to purchase shares of its common stock. The Company believes that implied volatility of publicly traded options in its common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of its common stock.

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected life for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted. From the

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

second quarter through the fourth quarter of 2006, the Company used an estimate of expected life of 4.5 years for one group and 3 years for the other group. The Company used an estimate of expected life of 4 years for one group and 3 years for the other group from the second quarter of 2005 through the first quarter of 2006.

The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model.

The weighted-average fair value of employee stock options granted during 2004, 2005 and 2006 was $8.45, $6.16 and $10.76 per share, respectively. The weighted-average fair value of shares granted under the employee stock purchase plan during 2004, 2005 and 2006 was $10.00, $6.68 and $7.49 per share, respectively. As of December 31, 2006, total unrecognized compensation cost related to unvested stock options is $9 which is expected to be recognized over the next five months. Total unrecognized compensation cost related to shares granted under the employee stock purchase plan as of December 31, 2006 is $515 which is expected to be recognized over the next eleven months.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases under SFAS 123R which was allocated as follows:

	Year Ended December 31,
	2004	2005	2006
Fulfillment	$1,702	$1,225	$925
Technology and development	6,561	4,446	3,608
Marketing	2,507	2,565	2,138
General and administrative	5,817	6,091	6,025

Stock-based compensation expense before income taxes	16,587	14,327	12,696
Income tax benefit	—	—	(4,937)

Total stock-based compensation after income-taxes	$16,587	$14,327	$7,759

9.    Income Taxes

The components of provision for (benefit from) income taxes for all periods presented were as follows:

	Year Ended December 31,
	2004	2005	2006
Current tax provision:
Federal	$4	$633	$10,282
State	1	580	4,804

Total current	5	1,213	15,086
Deferred tax provision:
Federal	—	(31,453)	15,005
State	—	(3,452)	1,145

Total deferred	—	(34,905)	16,150
Amounts credited directly to equity for realized benefit of additional tax stock option deductions	176	—	—

Provision for (benefit from) income taxes	$181	$(33,692)	$31,236

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

Provision for (benefit from) income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income as a result of the following:

	Year Ended December 31,
	2004	2005	2006
Expected tax expense at U.S. federal statutory rate of 35%	$7,404	$2,917	$28,111
State income taxes, net of Federal income tax effect	28	377	3,866
Valuation allowance	(3,816)	(35,596)	(16)
Stock-based compensation	(3,471)	(1,433)	(878)
Other	36	43	153

Provision for (benefit from) income taxes	$181	$(33,692)	$31,236

The tax effects of temporary differences and tax carryforwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	Year Ended December 31,
	2005	2006
Deferred tax assets:
Net operating loss carryforwards	$9,905	$—
Accruals and reserves	3,880	3,109
Depreciation	10,841	1,393
Stock-based compensation	9,728	12,769
Other	647	1,564

Gross deferred tax assets	35,001	18,835
Valuation allowance against deferred tax assets	(96)	(80)

Net deferred tax assets	$34,905	$18,755

The total valuation allowance for the years ended December 31, 2005 and 2006 decreased by $39,083 and $16, respectively.

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

As of December 31, 2006, the Company had unrecognized net operating loss carryforwards for federal tax purposes of approximately $56 million for federal tax purposes attributable to excess tax deductions related to stock options, the benefit of which will be credited to equity when realized. The federal net operating loss carryforwards will expire from 2019 to 2025, if not previously utilized.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(in thousands, except share and per share data and percentages)

10.    Employee Benefit Plan

The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 60 percent of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board of Directors. During 2004, 2005 and 2006, the Company’s matching contributions totaled $379, $905 and $1,401, respectively.

11.    Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	March 31 (1)	June 30 (1)	September 30 (1)	December 31 (2)
2005
Total revenues	$152,446	$164,027	$172,740	$193,000
Gross profit	$41,325	$46,178	$57,091	$71,844
Net income (loss)	$(8,814)	$5,684	$6,946	$38,211
Net income (loss) per share:
Basic	$(0.17)	$0.11	$0.13	$0.70
Diluted	$(0.17)	$0.09	$0.11	$0.57
Subscribers at end of period	3,018	3,196	3,592	4,179

2006
Total revenues	$224,126	$239,351	$255,950	$277,233
Gross profit	$75,861	$88,772	$97,157	$107,885
Net income	$4,404	$17,037	$12,781	$14,860
Net income per share:
Basic	$0.08	$0.29	$0.19	$0.22
Diluted	$0.07	$0.25	$0.18	$0.21
Subscribers at end of period	4,866	5,169	5,662	6,316

(1)	Previously reported quarterly results have been adjusted to reflect the impact of the reclassifications described in Note 1.

(2)	Net income for the fourth quarter of 2005 includes a benefit of realized deferred tax assets of $34,905, or approximately $0.52 per diluted share, related to the recognition of the Company’s deferred tax assets (See Note 9).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated: February 28, 2007	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: February 28, 2007	By:	/s/ BARRY MCCARTHY
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

Signature	Title	Date

/s/ REED HASTINGS Reed Hastings	President, Chief Executive Officer and Director (principal executive officer)	February 28, 2007

/s/ BARRY MCCARTHY Barry McCarthy	Chief Financial Officer (principal financial and accounting officer)	February 28, 2007

/s/ RICHARD BARTON Richard Barton	Director	February 28, 2007

/s/ TIMOTHY M. HALEY Timothy M. Haley	Director	February 28, 2007

/s/ JAY C. HOAG Jay C. Hoag	Director	February 28, 2007

/s/ GREG STANGER Greg Stanger	Director	February 28, 2007

/s/ MICHAEL N. SCHUH Michael N. Schuh	Director	February 28, 2007

/s/ A. GEORGE BATTLE A. George Battle	Director	February 28, 2007

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.14	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.16	Lease between Sobrato Interest II and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.17†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.18†	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

23.1	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan