Form 10-Q
period 2007-03-31
NETFLIX INC
filed 2007-05-07
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of April 30, 2007, there were 68,259,793 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2006	March 31, 2007
Revenues	$224,126	$305,320
Cost of revenues:
Subscription	126,220	165,189
Fulfillment expenses*	22,045	29,783

Total cost of revenues	148,265	194,972

Gross profit	75,861	110,348
Operating expenses:
Technology and development *	11,206	15,715
Marketing *	52,968	72,138
General and administrative *	8,292	12,188
Gain on disposal of DVDs	(1,387)	(908)

Total operating expenses	71,079	99,133

Operating income	4,782	11,215
Other income:
Interest and other income	2,452	5,350

Income before income taxes	7,234	16,565
Income taxes	2,830	6,701

Net income	$4,404	$9,864

Net income per share:
Basic	$0.08	$0.14
Diluted	$0.07	$0.14
Weighted average common shares outstanding:
Basic	55,213	68,693
Diluted	66,456	70,672

* Stock-based compensation included in expense line items:
Fulfillment expenses	$260	$146
Technology and development	965	757
Marketing	554	531
General and administrative	1,531	1,369

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	December 31, 2006	March 31, 2007
Assets
Current assets:
Cash and cash equivalents	$400,430	$218,458
Short-term investments	—	169,525
Prepaid expenses	4,742	5,567
Prepaid revenue sharing expenses	9,456	10,432
Deferred tax assets	3,155	3,191
Other current assets	10,635	19,100

Total current assets	428,418	426,273
Content library, net	104,908	114,137
Property and equipment, net	55,503	64,452
Deferred tax assets	15,600	15,819
Other assets	4,350	4,429

Total assets	$608,779	$625,110

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93,864	$93,959
Accrued expenses	29,905	33,528
Deferred revenue	69,678	64,234

Total current liabilities	193,447	191,721
Deferred rent	1,121	1,185

Total liabilities	194,568	192,906
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2006 and March 31, 2007; 68,612,463 and 68,761,943 issued and outstanding at December 31, 2006 and March 31, 2007, respectively	69	69
Additional paid-in capital	454,731	462,376
Accumulated other comprehensive income	—	484
Accumulated deficit	(40,589)	(30,725)

Total stockholders’ equity	414,211	432,204

Total liabilities and stockholders’ equity	$608,779	$625,110

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2006	March 31, 2007
Cash flows from operating activities:
Net income	$4,404	$9,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,609	4,601
Amortization of content library	27,281	49,442
Amortization of intangible assets	12	24
Amortization of discounts and premiums on investments	—	(82)
Stock-based compensation expense	3,310	2,803
Excess tax benefits from stock-based compensation	(690)	(4,076)
Gain on disposal of property and equipment	(23)	—
Gain on sale of short-term investments	—	(147)
Gain on disposal of DVDs	(2,049)	(2,597)
Deferred taxes	2,058	(255)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,304	(10,266)
Accounts payable	2,873	11,399
Accrued expenses	3,439	7,699
Deferred revenue	(608)	(5,444)
Deferred rent	70	64

Net cash provided by operating activities	45,990	63,029

Cash flows from investing activities:
Purchases of short-term investments	—	(264,234)
Proceeds from sale of short-term investments	—	95,422
Purchases of property and equipment	(6,686)	(18,013)
Acquisitions of content library	(29,842)	(68,541)
Proceeds from sale of DVDs	2,481	5,626
Proceeds from disposal of property and equipment	23	—
Other assets	(291)	(103)

Net cash used in investing activities	(34,315)	(249,843)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,144	766
Excess tax benefits from stock-based compensation	690	4,076

Net cash provided by financing activities	3,834	4,842

Net increase (decrease) in cash and cash equivalents	15,509	(181,972)
Cash and cash equivalents, beginning of period	212,256	400,430

Cash and cash equivalents, end of period	$227,765	$218,458

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples include the estimate of useful lives and residual value of its content library; the valuation of stock-based compensation; and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2007. Interim results are not necessarily indicative of the results for a full year.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, accounts payable and accrued expenses approximates their carrying value due to their short maturities.

Cash Equivalents and Short-term Investments

The Company classifies cash equivalents and short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company classifies short-term investments as available-for-sale which consists of marketable securities with original maturities in excess of 90 days. Short-term investments are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity in the condensed consolidated balance sheet. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income in the condensed consolidated statement of operations. The Company uses the specific identification method to determine cost in calculating realized gains and losses upon sale of short-term investments.

Restricted Cash

As of March 31, 2006 and 2007, other assets included restricted cash of $750 thousand and $1.5 million, respectively, related to workers’ compensation insurance deposits. In addition, as of March 31, 2007, other current assets included $2.2 million set aside for plaintiffs’ attorneys’ fees and expenses in the Chavez vs. Netflix, Inc. lawsuit.

Amortization of Content Library

The Company amortizes its DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new-release DVDs and back-catalog DVDs is estimated to be 1 year and 3 years, respectively. In estimating the useful life of its DVDs, the Company takes into account library utilization as well as an estimate for lost or damaged DVDs. The Company amortizes license fees on internet-based content on a straight-line basis over the term of the license agreement. See Note 3 to the condensed consolidated financial statements for further discussion.

Amortization of Intangible Assets

Intangible assets are carried at cost less accumulated amortization. The Company amortizes the intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from approximately 10 to 14 years. In the first quarter of 2007, the Company wrote off fully amortized intangible assets of $11.9 million.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to 5 years, or the lease term for leasehold improvements, if applicable.

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

Revenue Recognition

Subscription revenues are recognized ratably over each subscriber’s monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of advertising are recognized upon completion of the campaign. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities. Deferred revenue consists of subscription revenues billed to subscribers that have not been recognized. Deferred revenue also includes gift subscriptions that have not been redeemed.

Cost of Revenues

Subscription. Cost of subscription consists of postage and packaging expenses, amortization of the content library and revenue sharing expenses related to shipping titles and the delivery of internet-based content to paying subscribers. Revenue sharing expenses are recorded when either a) DVDs are shipped to subscribers or b) internet-based content is viewed by subscribers.

The terms of some revenue sharing agreements with studios obligate the Company to make minimum revenue sharing payments for certain titles. The Company amortizes minimum revenue sharing prepayments (or accretes an amount payable to studios if the payment is due in arrears) as revenue sharing obligations are incurred. A provision for estimated shortfall, if any, on minimum revenue sharing payments is made in the period in which the shortfall becomes probable and can be reasonably estimated. Additionally, the terms of some revenue sharing agreements with studios provide for rebates based on achieving specified performance levels. The Company accrues for these rebates as earned based on historical title performance and estimates of demand for the titles over the remainder of the title term. Actual rebates may vary which could result in an increase or reduction in the estimated amounts previously accrued.

Fulfillment expenses. Fulfillment expenses represent those costs incurred in operating and staffing the Company’s fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company’s content library. Fulfillment expenses also include credit card fees.

Technology and Development

Technology and development expenses consist of payroll and related expenses incurred in testing, maintaining and modifying the Company’s Web Site, its recommendation service, developing solutions for the internet-based delivery of content to subscribers, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation on computer hardware and capitalized software.

Marketing

Marketing expenses consist of payroll and related expenses and advertising expenses. Advertising expenses include marketing program expenditures and other promotional activities, including revenue sharing expenses, postage and packaging expenses and content amortization related to free trial periods. Advertising costs are expensed as incurred except for advertising production costs, which are expensed the first time the advertising is run.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

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

Comprehensive Income

The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components in the financial statements. Other comprehensive income consists of unrealized gains and losses on available-for-sale securities. Tax effects of other comprehensive income are not material for any period presented. See Note 4 to the condensed consolidated financial statements for further discussion.

Net Income Per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options, warrants to purchase common stock and shares currently purchasable pursuant to our employee stock purchase plan using the treasury stock method. The computation of net income per share is as follows:

	Three Months Ended
	March 31, 2006	March 31, 2007
	(in thousands)
Basic earnings per share:
Net income	$4,404	$9,864
Shares used in computation:
Weighted-average ordinary shares outstanding	55,213	68,693

Basic earnings per share	$0.08	$0.14

Diluted earnings per share:
Net income	$4,404	$9,864
Shares used in computation:
Weighted-average ordinary shares outstanding	55,213	68,693
Warrants	8,393	—
Employee stock options	2,850	1,979

Weighted-average number of shares	66,456	70,672

Diluted earnings per share	$0.07	$0.14

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2006 and 2007, employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three months ended March 31, 2006, no outstanding warrants were excluded from the diluted calculation as their exercise prices were lower than the average market price of the common stock. There were no outstanding warrants during the three months ended March 31, 2007.

The following table summarizes the outstanding potential common shares excluded from the diluted calculation:

	Three Months Ended
	March 31, 2006	March 31, 2007
	(in thousands)
Employee stock options	877	1,756

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, using the modified prospective method. The Company had previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123 in 2003, and restated prior periods at that time. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123R were generally consistent as they relate to the Company’s equity plans, the adoption of SFAS No. 123R did not have a significant impact on the Company’s financial position or results of operations. Upon the adoption of SFAS No. 123R, the Company classified tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123R. See Note 5 to the condensed consolidated financial statements for a further discussion on stock-based compensation.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

2. Short-term Investments

At March 31, 2007, short-term investments were classified as available-for-sale securities and are reported at fair value as follows:

	March 31, 2007
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$24,296	$48	$(22)	$24,322
Government and agency securities	118,992	465	(2)	119,455
Asset and mortgage backed securities	25,753	54	(59)	25,748

	$169,041	$567	$(83)	$169,525

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

3. Content Library

The Company acquires content from studios and distributors through direct purchases, revenue sharing agreements or license agreements. The Company acquires content for the purpose of rental to its subscribers and earns subscription rental revenues and as such, the Company considers its content library to be a productive asset. Accordingly, the Company classifies its content library as a non-current asset in its condensed consolidated balance sheets. Additionally, in accordance with SFAS No. 95, Statement of Cash Flows, cash outflows for the acquisition of the content library, net of changes in accounts payable, are classified as cash flows from investing activities in the Company’s condensed consolidated statements of cash flows. This is inclusive of any upfront non-refundable payments required under revenue sharing agreements.

The Company amortizes its DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over its estimated useful life. The useful life of the new-release DVDs and back-catalog DVDs is estimated to be 1 year and 3 years, respectively. In estimating the useful life of the DVDs, the Company takes into account library utilization as well as an estimate for lost or damaged DVDs. Volume purchase discounts received from studios on the purchase of titles are recorded as a reduction of DVD inventory when earned.

The Company provides a salvage value of $3.00 per DVD for those direct purchase DVDs that the Company estimates it will sell at the end of their useful lives. For those DVDs that the Company does not expect to sell, no salvage value is provided.

The Company amortizes license fees on internet-based movie content on a straight line basis over the term of the license agreement.

Content library and accumulated amortization are as follows:

	As of
	December 31, 2006	March 31, 2007
	(in thousands)
Content library, gross	$484,034	$537,262
Less accumulated amortization	(379,126)	(423,125)

Content library, net	$104,908	$114,137

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

4. Other Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31, 2006	March 31, 2007
	(in thousands)
Net income	$4,404	$9,864
Other comprehensive income:
Change in unrealized gain on available-for-sale securities	—	484

Comprehensive income	$4,404	$10,348

5. Employee Stock Benefit Plans

Employee Stock Purchase Plan

In February 2002, the Company adopted the 2002 Employee Stock Purchase Plan (“ESPP”), which reserved a total of 1,166,666 shares of common stock for issuance. The 2002 Employee Stock Purchase Plan also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of:

•	2 percent of the outstanding shares of the common stock on the first day of the applicable year;

•	666,666 shares; and

•	such other amount as the Company’s Board of Directors may determine.

Under the Company’s ESPP, employees may purchase common stock of the Company through accumulated payroll deductions. The purchase price of the common stock acquired by employees participating in the ESPP is 85% of the closing price on either the first day of the offering period or the last day of the purchase period, whichever is lower. Through May 1, 2006, offering periods were twenty-four months, and the purchase periods were six months. Therefore, each offering period included four six-month purchase periods, and the purchase price for each six-month period was determined by comparing the closing prices on the first day of the offering period and the last day of the applicable purchase period. In this manner, the look-back for determining the purchase price was up to twenty-four months. However, effective May 1, 2006, the ESPP was amended so that the offering and purchase periods take place concurrently in consecutive six month increments. Under the amended ESPP, therefore, the look-back for determining the purchase price is six months. Employees may invest up to 15% of their gross compensation through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. As of March 31, 2007, 2,836,347 shares were available for future issuance under the 2002 Employee Stock Purchase Plan.

Stock Option Plans

In December 1997, the Company adopted the 1997 Stock Plan, which was amended and restated in October 2001. The 1997 Stock Plan provides for the issuance of stock purchase rights, incentive stock options or non-statutory stock options. As of March 31, 2007, 615,024 shares were reserved for future issuance upon the exercise of outstanding options under the 1997 Stock Plan.

In February 2002, the Company adopted the 2002 Stock Plan, which was amended and restated in May 2006. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. As of March 31, 2007, 4,795,081 shares were reserved for future issuance upon the exercise of outstanding options under the 2002 Stock Plan.

Vested stock options granted before June 30, 2004 can be exercised up to three months following termination of employment. Vested stock options granted after June 30, 2004 and before January 1, 2007 can be exercised up to one year following termination of employment. Vested stock options granted on or after January 1, 2007 can be exercised up to ten years following grant regardless of employment status.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

A summary of option activity during the three months ended March 31, 2007 is as follows:

	Shares Available For Grant	Options Outstanding		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ( in thousands)
		Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2006	5,605,184	5,453,453	$14.23
Granted	(230,445)	230,445	23.92
Exercised	—	(149,480)	5.13
Canceled	35,366	(35,366)	30.60

Balances as of March 31, 2007	5,410,105	5,499,052	14.78	6.94	$55,623

Exercisable as of March 31, 2007		5,497,926	14.78	6.94	55,610
Vested and expected to vest at March 31, 2007		5,499,052	14.78	6.94	55,623

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 and 2007 was $10.0 million and $2.7 million, respectively.

Cash received from option exercises for the three months ended March 31, 2006 and 2007 was $3.1 million and $0.8 million, respectively.

Stock-Based Compensation

For newly granted options, beginning in January 2007, employee stock options will remain exercisable for the full ten year contractual term regardless of employment status. In conjunction with this change, the Company changed its method of calculating the fair value of new stock-based compensation awards granted under its stock option plans from a Black-Scholes model to a lattice-binomial model. The Company believes that the lattice-binomial model is more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. The lattice-binomial model has been applied prospectively to options granted in 2007. The following table summarizes the assumptions used to value option grants using the Black-Scholes model in 2006 and a lattice-binomial model in 2007:

	Three Months Ended
	March 31, 2006	March 31, 2007
Dividend yield	0%	0%
Expected volatility	51% - 53%	43%
Risk-free interest rate	4.45% - 4.46%	4.73%
Expected life (in years)	3.0 - 4.0	—
Suboptimal exercise factor	—	1.77 - 2.09
Post-vesting termination rate	—	0%

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

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected life for each group, including the

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

historical option exercise behavior, the terms and vesting periods of the options granted. In the first quarter of 2007, under the lattice-binomial model, the Company used a suboptimal exercise factor of 2.09 for executives and 1.77 for non-executives, which resulted in a calculated expected life of the option grants of 5 years for executives and 4 years for non-executives. In the first quarter of 2006, under the Black-Scholes model, the Company used an estimate of expected life of 4 years for executives and 3 years for non-executives.

The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company does not use a post-vesting termination rate as options are fully vested upon grant date.

The weighted-average fair value of employee stock options granted during the three months ended March 31, 2006 and 2007 was $11.57 and $10.68 per share, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases under SFAS No. 123R for the three months ended March 31, 2006 and 2007 which was allocated as follows:

	Three Months Ended
	March 31, 2006	March 31, 2007
	(in thousands)
Fulfillment expenses	$260	$146
Technology and development	965	757
Marketing	554	531
General and administrative	1,531	1,369

Stock-based compensation expense before income taxes	3,310	2,803
Income tax benefit	(1,294)	(1,134)

Total stock-based compensation after income-taxes	$2,016	$1,669

6. Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. The adoption of FIN No. 48 did not have a material effect on our financial position or results of operations. In addition, there are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results. The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 1997.

7. Legal Proceedings

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

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, breach of contract as well as claims relating to the Company’s statements regarding DVD delivery times. The Company entered into an amended settlement under which

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were a member on October 19, 2005 are eligible to receive a free one-month upgrade in service level and Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were not a member on October 19, 2005 are eligible to receive a free one-month Netflix membership of either the 1, 2 or 3 DVDs at-a-time unlimited program. The Court issued final judgment on the settlement on July 28, 2006, awarding plaintiffs’ attorneys’ fees and expenses of $2.1 million. The final judgment has been appealed to the California Court of Appeals, First Appellate District. The Appellate Court has not set a hearing date. In accordance with SFAS No. 5, Accounting for Contingencies, the Company estimated and recorded a charge against earnings in general and administrative expenses associated with the legal fees and the incremental expected costs for the free one month membership to former subscribers, of which $6.6 million is included in accrued expenses as of March 31, 2007. The charge for the free one month upgrade to the next level program for existing subscribers will be recorded when the subscribers utilize the upgrade. The actual cost of the settlement will be dependent upon many unknown factors such as the number of former Netflix subscribers who will actually redeem the settlement benefit when it is made available following the appeal period. The Company denies any wrongdoing.

On April 4, 2006, the Company filed a complaint for patent infringement against Blockbuster, Inc. in the United States District Court for the Northern District of California. The complaint alleges that Blockbuster willfully infringed two of our patents—U.S. Patent No. 7,024,381 entitled “Approach for Renting Items to Customers” and U.S. Patent No. 6,584,450 entitled “Method and Apparatus for Renting Items.” The complaint seeks a judgment that Blockbuster has willfully infringed the specified patents and seeks a preliminary and/or permanent injunction enjoining Blockbuster from any further infringement, unspecified compensatory enhanced damages, attorneys’ fees, expenses and costs. On June 13, 2006, Blockbuster responded and filed a counterclaim alleging that the Company had violated Section 2 of the Sherman Antitrust Act. The counterclaim also sought a declaratory judgment that Blockbuster had not infringed the Company’s asserted patents and that both patents were invalid. In addition to the declaratory judgment, Blockbuster also sought compensatory damages, attorneys’ fees and expenses, costs of the suit, pre-and post-judgment damage on all amounts awarded and general relief. On April 30, 2007, the court entered an order, pursuant to a stipulation and agreement of the parties, dismissing Blockbuster’s antitrust counterclaims and approving Blockbuster’s agreement not to further assert or prosecute such antitrust counterclaims.

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

On January 31, 2007, Dennis Dilbeck filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of California captioned Dennis Dilbeck vs. Netflix, Inc., Civil Case No. C 07 00643 PVT. The complaint alleges that the Company violated antitrust and unfair competition laws in seeking to enforce two of its patents against Blockbuster, Inc. and other potential competitors, which patents were allegedly obtained by deceiving the U.S. Patent and Trademark Office. The complaint alleges that the Company’s subscribers have paid artificially inflated subscription prices because potential competitors were allegedly deterred from entering the online DVD rental market by the Company’s patents. The complaint purports to be on behalf of existing and past subscribers who allegedly would have paid lower subscription rates but for the alleged anticompetitive conduct. The complaint seeks injunctive relief, restitution and damages in an unspecified amount. Subsequently, two other consumer class actions were filed in the United States District Court for the Northern District of California – Melanie Polk-Stamps and Babacar Diene vs. Netflix, Inc., Civil Case C 07-01266 and Steven Dassa v. Netflix, Inc., Civil Case C 07 1978 RS – each of which alleged the same causes of actions and made the same request for damages as those set forth in the Dilbeck case. On March 17, 2007, the court entered an order consolidating all of the class actions.

On April 9, 2007, SBJ Holdings 1, LLC, filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned SJB Holdings 1, LLC v. Netflix, Inc., Amazon.com, Inc. BarnesandNoble.com, LLC, and Borders Group, Inc., Civil Action No. 2:07-cv-120-TJW. The complaint alleges that the Company infringed U.S. Patent No. 6,330,592 B1, entitled “Method, Memory, Product, and Code for Displaying Pre-Customized Content Associated with Visitor Data”, issued on January 18, 2007. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patent in the future.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

8. Guarantees - Intellectual Property Indemnification Obligations

In the ordinary course of business, the Company has entered into contractual arrangements under which it has agreed to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment by the Company may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow the Company to challenge the other party’s claims. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and in some instances, the Company may have recourse against third parties for certain payments made by it under these agreements. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.

It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. No amount has been accrued in the accompanying financial statements with respect to these indemnification obligations.

9. Subsequent Event

On April 17, 2007, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: revenue growth; cost of subscription revenues; operating expenses; gross margin; liquidity; subscriber acquisition and retention; churn; developments in DVD formats; revenue per average paying subscriber; and impacts relating to our pricing strategy, delivery time, volume of movie rentals and growth of the online DVD rental market, our content library investments, marketing expenses, and subscriber acquisition cost. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission on February 28, 2007 and the other Quarterly Reports on Form 10-Q to be filed by us in 2007.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

Our Business

We are the largest online movie rental subscription service, providing approximately 6,800,000 subscribers access to a comprehensive library of more than 75,000 movie, television and other filmed entertainment titles on DVD. We offer a variety of subscription plans, starting at $4.99 a month. There are no due dates, no late fees and no shipping fees. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue. We also offer certain titles through our instant-viewing feature. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

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

We generated revenue of $305.3 million during the three months ended March 31, 2007 in comparison with revenue of $224.1 million during the same prior-year period, representing a 36% increase. This growth is attributed to our expanding subscriber base. We added approximately 0.5 million net new subscribers in the first quarter of 2007, growing from 6.3 million at December 31, 2006 to 6.8 million subscribers at March 31, 2007. Our net income was $9.9 million during the three months ended March 31, 2007 in comparison with net income of $4.4 million during the same prior-year period, representing a 125% increase. Diluted earnings per share was $0.14 for the three months ended March 31, 2007 compared to $0.07 for the same prior-year period.

Recent Developments and Initiatives

In late 2006, Blockbuster launched its integrated store-based and online program, Total Access, whereby Blockbuster online subscribers may return DVDs delivered to them from Blockbuster Online to Blockbuster stores in exchange for an in-store rental. We have seen Blockbuster aggressively promote and price their Total Access program through in-store promotions and sign-ups as well as advertising on television and other mass-media channels and Blockbuster has indicated their intent to aggressively grow their online rental business. As a result, we expect the growth in our revenue and subscribers to slow during 2007.

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

On April 17, 2007, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2007.

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

Critical Accounting Policies and Estimates

Other than the change in the method of calculating the fair value of new stock-based compensation awards, there have been no significant changes during the three months ended March 31, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

Stock-Based Compensation

We adopted the provisions of SFAS No. 123R on January 1, 2006. Under the fair value recognition provisions of this statement, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period, which is the vesting period. We adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123, in the second quarter of 2003 and restated prior periods at that time. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123R were materially consistent under our equity plans, the adoption of SFAS No. 123R did not have a significant impact on our financial position or results of operations.

We changed our method of calculating the fair value of new stock-based compensation awards granted under our stock plans from a Black-Scholes model to a lattice-binomial model. We continue to use a Black-Scholes model to determine the fair value of employee stock purchase plan shares. The lattice-binomial model has been applied prospectively to options granted subsequent to January 1, 2007. The lattice-binomial model requires the input of highly subjective assumptions, including the option’s price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be materially impacted.

•

Expected Volatility: Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock.

•

Suboptimal Exercise Factor: Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted, and is determined for both executives and non-executives.

We grant stock options to our employees on a monthly basis. We have elected to grant all options as non-qualified stock options which vest immediately. As a result of immediate vesting, stock-based compensation expense determined under SFAS No. 123R is fully recognized upon the stock option grants and no estimate is required for pre-vesting option forfeitures.

See Note 5 to the condensed consolidated financial statements for further information regarding the SFAS No. 123R disclosures.

Results of Operations

The following table sets forth, for the periods presented, the line items in our statements of operations as a percentage of total revenues. The information contained in the table below should be read in conjunction with the financial statements, notes to condensed consolidated financial statements, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31, 2006	March 31, 2007
Revenues	100.0%	100.0%
Cost of revenues:
Subscription	56.4%	54.1%
Fulfillment expenses	9.8%	9.8%

Total cost of revenues	66.2%	63.9%

Gross profit	33.8%	36.1%
Operating expenses:
Technology and development	5.0%	5.1%
Marketing	23.6%	23.6%
General and administrative	3.7%	4.0%
Gain on disposal of DVDs	(0.6%)	(0.2%)

Total operating expenses	31.7%	32.5%

Operating income	2.1%	3.6%
Other income:
Interest and other income	1.1%	1.8%

Income before income taxes	3.2%	5.4%
Income taxes	1.2%	2.2%

Net income	2.0%	3.2%

Revenues

	Three Months Ended
	March 31, 2006	March 31, 2007	$ Change	% Change
	(in thousands except percentages and average monthly subscription revenue per paying subscriber)
Revenues	$224,126	$305,320	$81,194	36.2%

Other data:
Average number of paying subscribers	4,380	6,415		46.5%
Average monthly revenue per paying subscriber	$17.06	$15.86		(7.0%)

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. In addition, we generate a small portion of our revenues from the sale of advertising.

The increase in our revenues in the first quarter of 2007 as compared to the first quarter of 2006 was primarily a result of the substantial growth in the average number of paying subscribers, as summarized in the table above, offset in part by a decline in average monthly revenue per paying subscriber. We believe the increase in the number of paying subscribers was driven primarily by increased consumer awareness of the benefits of online DVD rentals and continuing improvements in our service. The decline in the average monthly revenue per paying subscriber was a result of the further promotion of our lower cost subscription plans. We lowered the price of our entry-level plan from $5.99 to $4.99 in the first quarter of 2007. We expect the average revenue per paying subscriber to continue to decline due to increased consumer awareness of our lower priced subscription plans.

Subscriber churn was 4.4% in the first quarter of 2007, up slightly from 4.1% in the first quarter of 2006. We believe the increase was primarily due to increased competition.

The following table presents our ending subscriber information:

	As of		% Change
	March 31, 2006	March 31, 2007
	(in thousands, except percentages)
Free subscribers	132	121	(8.3%)
As a percentage of total subscribers	2.7%	1.8%
Paid subscribers	4,734	6,676	41.0%
As a percentage of total subscribers	97.3%	98.2%
Total subscribers	4,866	6,797	39.7%

Cost of Revenues

Subscription

	Three Months Ended		$ Change	% Change
	March 31, 2006	March 31, 2007
	(in thousands, except percentages)
Subscription	$126,220	$165,189	$38,969	30.9%
As a percentage of revenues	56.4%	54.1%

Cost of subscription revenues consists of postage and packaging expenses, amortization of our content library and revenue sharing expenses related to shipping titles and the internet-based delivery of content to paying subscribers. Costs related to free-trial subscribers are allocated to marketing expenses.

The increase in cost of subscription revenues for the three months ended March 31, 2007 as compared to the same prior-year period was primarily attributable to the following factors:

•

The number of DVDs mailed to paying subscribers increased 30%, which was driven by a 47% increase in the number of average paying subscribers partially offset by a decline in monthly movie rentals per average paying subscriber attributed to the increased popularity of our lower priced plans.

•

Postage and packaging expenses increased by 30%. This increase was primarily attributable to an increase in the number of average paying subscribers and the number of DVDs mailed to paying subscribers.

•	Content amortization increased by 77%. This increase was primarily attributable to increased acquisitions for our content library in order to support the growth in our subscriber base.

•

Revenue sharing expenses decreased by 4%. This decrease was primarily attributable to both a decrease in revenue share cost per paid shipment coupled with a decrease in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers partially offset by the increase in the number of average paying subscribers. In addition, there has been a shift in our mix of DVD acquisitions from revenue sharing towards direct purchases.

Commencing in the first quarter of 2007, certain costs related to our instant-viewing feature are now included in cost of subscriptions.

Fulfillment expenses

	Three Months Ended		$ Change	% Change
	March 31, 2006	March 31, 2007
	(in thousands, except percentages)
Fulfillment expenses	$22,045	$29,783	$7,738	35.1%
As a percentage of revenues	9.8%	9.8%

Fulfillment expenses represent those expenses incurred in operating and staffing our shipping and customer service centers, including costs attributable to receiving, inspecting and warehousing our content library. Fulfillment expenses also include credit card fees.

The increase in fulfillment expenses for the three months ended March 31, 2007 as compared to the same prior-year period was primarily attributable to an increase in credit card fees as a result of the increase in subscriptions and an increase in personnel-related costs resulting from increased headcount in our customer service and shipping centers. The increase in fulfillment expenses was also attributable to higher facility-related costs resulting from the addition of new shipping centers during the first quarter of 2007.

Gross Margin

	Three Months Ended		$ Change	% Change
	March 31, 2006	March 31, 2007
	(in thousands, except percentages)
Gross profit	$75,861	$110,348	$34,487	45.5%
Gross margin	33.8%	36.1%

The increase in gross margin for the three months ended March 31, 2007 as compared to the same prior-year period was primarily due to a decrease in revenue sharing cost per paid shipment, which includes a decline in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers, as well as an increase in revenue per paid shipment as a result of a decline in overall usage and the continued popularity of our lower priced plans.

If movie rentals per average paying subscriber increases or if we see more shipments of DVDs subject to revenue sharing and the revenue sharing cost per shipment does not decline, erosion in our gross margin will occur. Additionally, an increase in the rate of first class postage in the amount of $0.02 is expected to take place in May 2007. The anticipated increase in postage rates is expected to reduce our gross margin.

In January 2007, we introduced our instant-viewing feature. During 2007, we anticipate incurring at least $40 million in additional expenses related to our instant viewing feature, a portion of which will be expensed to cost of revenues. As a result, we anticipate that cost of subscription will increase as a percentage of revenue, resulting in a decline in gross margin in 2007.

Technology and Development

	Three Months Ended		$ Change	% Change
	March 31, 2006	March 31, 2007
	(in thousands, except percentages)
Technology and development	$11,206	$15,715	$4,509	40.2%
As a percentage of revenues	5.0%	5.1%

The increase in technology and development expenses for the three months ended March 31, 2007 as compared to the same prior-year period was primarily the result of an increase in personnel-related costs due to an increase in headcount. As a percentage of revenues, technology and development expenses increased slightly in the three months ended March 31, 2007 as compared to the same prior-year period primarily due to a greater increase in technology and development expenses than revenues.

We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience. Additionally, we continue to develop solutions for the internet-based delivery of content to our subscribers. As a result, we expect our technology and development expenses will continue to increase for the remainder of 2007.

Marketing

	Three Months Ended		$ Change	% Change
	March 31, 2006	March 31, 2007
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$52,968	$72,138	$19,170	36.2%
As a percentage of revenues	23.6%	23.6%

Other data:
Gross subscriber additions	1,377	1,520		10.4%
Subscriber acquisition cost	$38.47	$47.46		23.4%

The increase in marketing expenses for the three months ended March 31, 2007 as compared to the same prior-year period was primarily attributable to an increase in marketing program costs, primarily direct mail and online advertising, to attract new subscribers.

Subscriber acquisition cost increased for the three months ended March 31, 2007 as compared to the same prior-year period primarily due to an increase in marketing spending per gross subscriber addition resulting from slower word of mouth subscriber growth due to increased competition. As a percentage of revenues, marketing expenses stayed flat for the three months ended March 31, 2007 as compared to the same prior-year period.

We anticipate that our marketing expenses will increase for the remainder of 2007 as we grow our business.

General and Administrative

	Three Months Ended		$ Change	% Change
	March 31, 2006	March 31, 2007
	(in thousands, except percentages)
General and administrative	$8,292	$12,188	$3,896	47.0%
As a percentage of revenues	3.7%	4.0%

The increase in general and administrative expenses for the three months ended March 31, 2007 in comparison with the same prior-year period was primarily attributable to an increase in personnel-related costs due to an increase in headcount. The increase in general and administrative expenses was also attributable to higher costs related to legal proceedings. As a percentage of revenues, the increase in general and administrative expenses was primarily due to a greater increase in general and administrative expenses than revenues.

We expect our general and administrative expenses will continue to increase for the remainder of 2007 in order to support our growing operations.

Interest and Other Income

	Three Months Ended		$ Change	% Change
	March 31, 2006	March 31, 2007
	(in thousands, except percentages)
Interest and other income	$2,452	$5,350	$2,898	118.2%
As a percentage of revenues	1.1%	1.8%

The increase in interest and other income for the three months ended March 31, 2007 as compared with the same prior-year period was primarily due to a higher average cash, cash equivalents and short-term investments balance which resulted in increased interest income.

Income Taxes

	Three Months Ended
	March 31, 2006	March 31, 2007
	(in thousands, except percentages)
Income taxes	$2,830	$6,701
Effective tax rate	39%	40%

On January 1, 2007, the Company adopted the provisions of Financial Standards Accounting Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. The adoption of FIN No. 48 did not have a material effect on our financial position or results of operations. In addition, there are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results. In the first quarter of 2007 we recorded an income tax expense of $6.7 million (40% effective tax rate), compared to tax expense of $2.8 million (39% effective tax rate) for the first quarter of 2006. Our effective tax rate for the first quarter of 2007 differed from the federal statutory rate due primarily to state taxes. The increase in our effective tax rate for the three months ended March 31, 2007 as compared to the same prior-year period was primarily attributable to the impact of stock-based compensation adjustments.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 1997.

Liquidity and Capital Resources

Since inception, we have financed our activities primarily through a series of private placements of convertible preferred stock, subordinated promissory notes, our initial and secondary public offerings and net cash generated from operating activities. As of March 31, 2007, we had cash and cash equivalents of $218.5 million and short-term investments of $169.5 million. We started an investment portfolio during the first quarter of 2007 in an attempt to earn a better return on our cash balance. Short-term investments are comprised of corporate debt securities, government and agency securities and asset and mortgage backed securities.

On April 17, 2007, our Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2007.

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

The following table summarizes our cash flow activities:

	Three Months Ended
	March 31, 2006	March 31, 2007
Net cash provided by operating activities	$45,990	$63,029
Net cash used in investing activities	(34,315)	(249,843)
Net cash provided by financing activities	3,834	4,842

Operating activities

Net cash provided by operating activities for the three months ended March 31, 2007 increased by $17.0 million as compared to the same prior-year period. The increase in operating cash was primarily attributable to an increase in net income of $5.5 million and an increase in amortization of content library of $22.2 million as a result of increased content purchases to support the growth of our subscriber base. In addition, accounts payable increased $8.5 million as a result of our growing operations. These increases were partially offset by decreases in prepaid expenses and other current assets of $12.6 million, deferred revenue of $4.8 million and deferred taxes of $2.3 million.

Investing activities

Net cash used in investing activities for the three months ended March 31, 2007 increased by $215.5 million as compared to the same prior-year period. The increase in cash used was primarily attributable to the purchases of our investments in available-for-sale securities, increased purchases of content library in order to support the growth of our subscriber base, and increased purchases of property and equipment due to the growth of the company.

Financing activities

Net cash provided by financing activities for the three months ended March 31, 2007 increased by $1.0 million as compared to the same prior-year period primarily due to an increase in the excess tax benefits from stock-based compensation partially offset by a decrease in proceeds from the exercise of stock options.

Contractual Obligations

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.

Operating Leases

We have entered into various non-cancelable operating lease agreements for our offices and our distribution centers throughout the U.S. with original lease periods expiring through 2013. We recognize rent expense on our operating leases on a straight-line basis at the commencement of the lease. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease.

In March 2006, we exercised our option to lease a building adjacent to our headquarters in Los Gatos, California. The building will comprise approximately 80,000 square feet of office space and have an initial term of 5 years. The building is expected to be completed in the first quarter of 2008.

Guarantees - Indemnification Arrangements

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by it under these agreements. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.

It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. No amount has been accrued in the accompanying financial statements with respect to these indemnification obligations.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2006. We started an investment portfolio during the first quarter of 2007 which is comprised of corporate debt securities, government and agency securities and asset and mortgage backed securities. However, our exposure to market risk has not changed materially since December 31, 2006.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal proceedings

The information set forth above under Note 8 contained in the Notes to Condensed Consolidated Financial Statements is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1**	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2**	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3**	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4**	Amended and Restated 2002 Stock Plan	DEF 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.14	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.16	Lease between Sobrato Interests II and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.17**	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.18**	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Indicates a management contract or compensatory plan.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: May 4, 2007	By:	/s/ REED HASTINGS
Reed Hastings
Chief Executive Officer
(Principal executive officer)

Dated: May 4, 2007	By:	/s/ BARRY MCCARTHY
Barry McCarthy
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description		Incorporated by Reference			Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1**	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2**	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3**	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4**	Amended and Restated 2002 Stock Plan	DEF 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Office Lease between the registrant and BR3 Partners	S-1	333-83878	10.7	March 6, 2002

10.14	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.15	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.16	Lease between Sobrato Interests II and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.17**	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.18**	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Indicates a management contract or compensatory plan.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.