Form 10-Q
period 2007-06-30
NETFLIX INC
filed 2007-08-06
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐ .

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

As of July 31, 2007, there were 67,272,036 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Revenues	$239,351	$303,693	$463,477	$609,013
Cost of revenues:
Subscription	128,605	166,838	254,825	332,027
Fulfillment expenses*	21,974	29,855	44,019	59,638

Total cost of revenues	150,579	196,693	298,844	391,665

Gross profit	88,772	107,000	164,633	217,348
Operating expenses:
Technology and development *	12,043	18,907	23,249	34,622
Marketing *	47,031	45,255	99,999	117,393
General and administrative *	6,773	13,847	15,065	26,035
Gain on disposal of DVDs	(964)	(2,282)	(2,351)	(3,190)
Gain on legal settlement	—	(7,000)	—	(7,000)

Total operating expenses	64,883	68,727	135,962	167,860

Operating income	23,889	38,273	28,671	49,488
Other income:
Interest and other income	3,701	4,972	6,153	10,322

Income before income taxes	27,590	43,245	34,824	59,810
Income taxes	10,553	17,665	13,383	24,366

Net income	$17,037	$25,580	$21,441	$35,444

Net income per share:
Basic	$0.29	$0.38	$0.38	$0.52
Diluted	$0.25	$0.37	$0.32	$0.50
Weighted average common shares outstanding:
Basic	58,383	68,031	56,808	68,360
Diluted	69,175	69,891	67,813	70,276

* Stock-based compensation included in expense line items:
Fulfillment expenses	$223	$82	$483	$228
Technology and development	867	831	1,832	1,588
Marketing	529	521	1,083	1,052
General and administrative	1,468	1,384	2,999	2,753

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	December 31, 2006	June 30, 2007
Assets
Current assets:
Cash and cash equivalents	$400,430	$184,182
Short-term investments	—	193,770
Prepaid expenses	4,742	6,234
Prepaid revenue sharing expenses	9,456	6,095
Deferred tax assets	3,155	3,179
Other current assets	10,635	17,110

Total current assets	428,418	410,570
Content library, net	104,908	113,902
Property and equipment, net	55,503	67,355
Deferred tax assets	15,600	16,336
Other assets	4,350	4,137

Total assets	$608,779	$612,300

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93,864	$70,757
Accrued expenses	29,905	35,754
Deferred revenue	69,678	60,522

Total current liabilities	193,447	167,033
Deferred rent	1,121	1,186

Total liabilities	194,568	168,219
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2006 and June 30, 2007; 68,612,463 and 67,638,182 issued and outstanding at December 31, 2006 and June 30, 2007, respectively	69	68
Additional paid-in capital	454,731	449,679
Accumulated other comprehensive loss	—	(521)
Accumulated deficit	(40,589)	(5,145)

Total stockholders’ equity	414,211	444,081

Total liabilities and stockholders’ equity	$608,779	$612,300

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Cash flows from operating activities:
Net income	$17,037	$25,580	$21,441	$35,444
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	3,854	5,126	7,463	9,727
Amortization of content library	31,910	50,985	59,191	100,427
Amortization of intangible assets	11	25	23	49
Amortization of discounts and premiums on investments	—	11	—	(71)
Stock-based compensation expense	3,087	2,818	6,397	5,621
Excess tax benefits from stock-based compensation	(2,952)	(12,018)	(3,642)	(16,094)
Gain on disposal of property and equipment	—	—	(23)	—
Gain on disposal of short-term investments	—	(47)	—	(194)
Gain on disposal of DVDs	(2,029)	(5,197)	(4,078)	(7,794)
Deferred taxes	7,315	(505)	9,373	(760)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(6,091)	5,660	(3,787)	(4,606)
Accounts payable	(219)	(10,850)	2,654	549
Accrued expenses	153	14,244	3,592	21,943
Deferred revenue	1,104	(3,712)	496	(9,156)
Deferred rent	119	1	189	65

Net cash provided by operating activities	53,299	72,121	99,289	135,150

Cash flows from investing activities:
Purchases of short-term investments	—	(53,906)	—	(318,140)
Proceeds from sale of short-term investments	—	28,693	—	124,115
Purchases of property and equipment	(3,892)	(8,968)	(10,578)	(26,981)
Acquisition of intangible asset	(585)	—	(585)	—
Acquisitions of content library	(46,142)	(64,337)	(75,984)	(132,878)
Proceeds from sale of DVDs	2,753	7,370	5,234	12,996
Proceeds from disposal of property and equipment	—	—	23	—
Other assets	74	267	(217)	164

Net cash used in investing activities	(47,792)	(90,881)	(82,107)	(340,724)

Cash flows from financing activities:
Proceeds from issuance of common stock	105,478	2,681	108,622	3,447
Excess tax benefits from stock-based compensation	2,952	12,018	3,642	16,094
Repurchases of common stock	—	(30,215)	—	(30,215)

Net cash (used in) provided by financing activities	108,430	(15,516)	112,264	(10,674)

Net increase (decrease) in cash and cash equivalents	113,937	(34,276)	129,446	(216,248)
Cash and cash equivalents, beginning of period	227,765	218,458	212,256	400,430

Cash and cash equivalents, end of period	$341,702	$184,182	$341,702	$184,182

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

Cash Equivalents and Short-term Investments

The Company classifies cash equivalents and short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company classifies short-term investments as available-for-sale which consists of marketable securities with original maturities in excess of 90 days. Short-term investments are reported at fair value with unrealized gains and losses included in accumulated other comprehensive loss within stockholders’ equity in the condensed consolidated balance sheet. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income in the condensed consolidated statements of operations. The Company uses the specific identification method to determine cost in calculating realized gains and losses upon the sale of short-term investments.

Restricted Cash

As of June 30, 2006 and 2007, other assets included restricted cash of $0.8 million and $1.5 million, respectively, related to workers’ compensation insurance deposits. In addition, as of June 30, 2007, other current assets included $2.3 million set aside for plaintiffs’ attorneys’ fees and expenses in the Chavez vs. Netflix, Inc. lawsuit.

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

Amortization of Intangible Assets

Intangible assets are carried at cost less accumulated amortization. The Company amortizes the intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from approximately 10 years to 14 years. Intangible assets are included as part of other assets in the condensed consolidated balance sheets. In the first quarter of 2007, the Company wrote off fully amortized intangible assets of $11.9 million.

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

Capitalized Software Costs

The Company accounts for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet the Company’s internal needs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and Statement of Position (SOP) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs related to products to be marketed to external users are capitalized once technological feasibility has been reached. Costs incurred during the application development stage for software programs to be used solely to meet our internal needs are capitalized. Capitalized software costs are included in property and equipment, net and are amortized over the estimated useful life of the software, which is generally one year.

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

The terms of some revenue sharing agreements with studios obligate the Company to make minimum revenue sharing payments for certain titles. The Company amortizes minimum revenue sharing prepayments (or accretes an amount payable to studios if the payment is due in arrears) as revenue sharing obligations are incurred. A provision for estimated shortfall, if any, on minimum revenue sharing payments is made in the period in which the shortfall becomes probable and can be reasonably estimated. Additionally, the terms of our purchase agreements with studios provide for rebates based on achieving specified performance levels. The Company accrues for these rebates as earned based on historical title performance and estimates of demand for the titles over the remainder of the title term. Actual rebates may vary which could result in an increase or reduction in the estimated amounts previously accrued.

Fulfillment expenses. Fulfillment expenses represent those costs incurred in operating and staffing the Company’s fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company’s content library. Fulfillment expenses also include credit card fees.

Technology and Development

Technology and development expenses consist of payroll and related expenses incurred in testing, maintaining and modifying the Company’s Web Site, its recommendation service, developing solutions for the internet-based delivery of content to subscribers, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation on computer hardware and capitalized software included in research and development activities.

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

Comprehensive Income (Loss)

The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income (loss) and its components in the financial statements. Other comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities. Tax effects of other comprehensive income (loss) are not material for any period presented. See Note 4 to the condensed consolidated financial statements for further discussion.

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

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(in thousands)		(in thousands)
Basic earnings per share:
Net income	$17,037	$25,580	$21,441	$35,444
Shares used in computation:
Weighted-average common shares outstanding	58,383	68,031	56,808	68,360

Basic earnings per share	$0.29	$0.38	$0.38	$0.52

Diluted earnings per share:
Net income	$17,037	$25,580	$21,441	$35,444
Shares used in computation:
Weighted-average common shares outstanding	58,383	68,031	56,808	68,360
Warrants	8,177	—	8,286	—
Employee stock options and employee stock purchase plan shares	2,615	1,860	2,719	1,916

Weighted-average number of shares	69,175	69,891	67,813	70,276

Diluted earnings per share	$0.25	$0.37	$0.32	$0.50

For the three and six months ended June 30, 2006 and 2007, employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three and six months ended June 30, 2006, no outstanding warrants were excluded from the diluted calculation as their exercise prices were lower than the average market price of the common stock. There were no outstanding warrants during the three and six months ended June 30, 2007.

The following table summarizes the outstanding potential common shares excluded from the diluted calculation:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(in thousands)		(in thousands)
Employee stock options	512	2,004	618	1,878

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, using the modified prospective method. The Company had previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123 in 2003, and restated prior periods at that time. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were generally consistent as they relate to the Company’s equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations. Upon the adoption of SFAS No. 123(R), the Company classified tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the SEC’s interpretation of SFAS No. 123(R) and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R). See Note 6 to the condensed consolidated financial statements for a further discussion on stock-based compensation.

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

2. Short-term Investments

At June 30, 2007, short-term investments were classified as available-for-sale securities and are reported at fair value as follows:

	June 30, 2007
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$33,633	$—	$(244)	$33,389
Government and agency securities	123,167	33	(159)	123,041
Asset and mortgage backed securities	37,491	33	(184)	37,340

	$194,291	$66	$(587)	$193,770

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

The Company amortizes license fees on internet-based content on a straight line basis over the term of the license agreement.

Content library and accumulated amortization are as follows:

	As of
	December 31, 2006	June 30, 2007
	(in thousands)
Content library, gross	$484,034	$582,649
Less accumulated amortization	(379,126)	(468,747)

Content library, net	$104,908	$113,902

4. Other Comprehensive Income (Loss)

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(in thousands)		(in thousands)
Net income	$17,037	$25,580	$21,441	$35,444
Other comprehensive loss:
Change in unrealized loss on available-for-sale securities	—	(1,005)	—	(521)

Comprehensive income	$17,037	$24,575	$21,441	$34,923

5. Stock Repurchases

On April 18, 2007, the Company announced a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2007. During the three months ended June 30, 2007, the Company repurchased 1,382,462 shares of common stock at an average price of $21.86 per share for an aggregate amount of $30.2 million. Stock repurchases are accounted for under the retirement method as all shares repurchased have been retired. There were no unsettled share repurchases as of June 30, 2007.

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

Under the Company’s ESPP, employees may purchase common stock of the Company through accumulated payroll deductions. The purchase price of the common stock acquired by employees participating in the ESPP is 85% of the closing price on either the first day of the offering period or the last day of the purchase period, whichever is lower. Through May 1, 2006, offering periods were twenty-four months, and the purchase periods were six months. Therefore, each offering period included four six-month purchase periods, and the purchase price for each six-month period was determined by comparing the closing prices on the first day of the offering period and the last day of the applicable purchase period. In this manner, the look-back for determining the purchase price was up to twenty-four months. However, effective May 1, 2006, the ESPP was amended so that the offering and purchase periods take place concurrently in consecutive six month increments. Under the amended ESPP, therefore, the look-back for determining the purchase price is six months. Employees may invest up to 15% of their gross compensation through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. As of June 30, 2007, 2,724,892 shares were available for future issuance under the 2002 Employee Stock Purchase Plan.

Stock Option Plans

In December 1997, the Company adopted the 1997 Stock Plan, which was amended and restated in October 2001. The 1997 Stock Plan provides for the issuance of stock purchase rights, incentive stock options or non-statutory stock options. As of June 30, 2007, 615,024 shares were reserved for future issuance upon the exercise of outstanding options under the 1997 Stock Plan.

In February 2002, the Company adopted the 2002 Stock Plan, which was amended and restated in May 2006. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. As of June 30, 2007, 4,560,065 shares were reserved for future issuance upon the exercise of outstanding options under the 2002 Stock Plan.

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

A summary of option activity during the six months ended June 30, 2007 is as follows:

		Options Outstanding		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2006	5,605,184	5,453,453	$14.23
Granted	(230,445)	230,445	23.92
Exercised	—	(149,480)	5.13
Canceled	35,366	(35,366)	30.60

Balances as of March 31, 2007	5,410,105	5,499,052	14.78	6.94	$55,623

Granted	(259,247)	259,247	22.35
Exercised	—	(147,246)	4.51
Canceled	24,231	(24,231)	29.42

Balances as of June 30, 2007	5,175,089	5,586,822	15.34	6.87	$39,985

Vested and exercisable as of June 30, 2007		5,586,822	15.34	6.87	39,985

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $10.5 million and $20.5 million, respectively. Total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $2.6 million and $5.3 million, respectively.

Cash received from option exercises and purchases under the ESPP for the three and six months ended June 30, 2006 was $4.6 million and $7.8 million, respectively, and $2.7 million and $3.4 million for the three and six months ended June 30, 2007.

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

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
Dividend yield	0%	0%	0%	0%
Expected volatility	44% - 46%	45%	44% - 53%	43% - 45%
Risk-free interest rate	4.87%	4.65%	4.45% - 4.87%	4.65% - 4.73%
Expected life (in years)	3 - 5	—	3 - 5	—
Suboptimal exercise factor	—	1.77 - 2.09	—	1.77 - 2.09
Post-vesting termination rate	—	0%	—	0%

The fair value of shares issued under the employee stock purchase plan is estimated using the Black-Scholes option pricing model. The following table summarizes the assumptions used to value shares issued under the employee stock purchase plan:

	Three Months Ended
	June 30, 2006	June 30, 2007
Dividend yield	0%	0%
Expected volatility	39%	41%
Risk-free interest rate	5.01%	5.07%
Expected life (in years)	0.5	0.5

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

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected life for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted. In the three and six months ended June 30, 2007, under the lattice-binomial model, the Company used a suboptimal exercise factor of 2.09 for executives and 1.77 for non-executives, which resulted in a calculated expected life of the option grants of 5 years for executives and 4 years for non-executives. In the three and six months ended June 30, 2006, under the Black-Scholes model, the Company used an estimate of expected life of 5 years for executives and 3 years for non-executives, respectively.

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

The weighted-average fair value of employee stock options granted during the three and six months ended June 30, 2006 was $11.89 and $11.73 per share, respectively. The weighted-average fair value of employee stock options granted during the three and six months ended June 30, 2007 was $9.72 and $10.17 per share, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases under SFAS No. 123(R) for the three and six months ended June 30, 2006 and 2007 which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(in thousands)
Fulfillment expenses	$223	$82	$483	$228
Technology and development	867	831	1,832	1,588
Marketing	529	521	1,083	1,052
General and administrative	1,468	1,384	2,999	2,753

Stock-based compensation expense before income taxes	3,087	2,818	6,397	5,621
Income tax benefit	(1,179)	(1,150)	(2,473)	(2,284)

Total stock-based compensation after income taxes	$1,908	$1,668	$3,924	$3,337

7. Income Taxes

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. The adoption of FIN No. 48 did not have a material effect on our financial position or results of operations. In addition, there are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results. The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. The Company recognizes interest and/or penalties related to uncertain tax positions in income tax expense.

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

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, breach of contract as well as claims relating to the Company’s statements regarding DVD delivery times. The Company entered into an amended settlement under which Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were a member on October 19, 2005 are eligible to receive a free one-month upgrade in service level and Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were not a member on October 19, 2005 are eligible to receive a free one-month Netflix membership of either the 1, 2 or 3 DVDs at-a-time unlimited program. The Court issued final judgment on the settlement on July 28, 2006, awarding plaintiffs’ attorneys’ fees and expenses of $2.1 million. The final judgment has been appealed to the California Court of Appeals, First Appellate District. The Appellate Court has not set a hearing date. In accordance with SFAS No. 5, Accounting for Contingencies, the Company estimated and recorded a charge against earnings in general and administrative expenses associated with the legal fees and the incremental expected costs for the free one month membership to former subscribers, of which $6.7 million is included in accrued expenses as of June 30, 2007. The charge for the free one month upgrade to the next level program for existing subscribers will be recorded when the subscribers utilize the upgrade. The actual cost of the settlement will be dependent upon many unknown factors such as the number of former Netflix subscribers who will actually redeem the settlement benefit when it is made available following the appeal period. The Company denies any wrongdoing.

On April 4, 2006, the Company filed a complaint for patent infringement against Blockbuster, Inc. in the United States District Court for the Northern District of California. The complaint alleges that Blockbuster willfully infringed two Netflix patents. On June 13, 2006, Blockbuster responded and filed a counterclaim alleging that the Company had violated Section 2 of the Sherman Antitrust Act. On June 25, 2007, the parties entered into a settlement agreement, which included a one-time payment of $7.0 million, agreeing to settle their differences and to dismiss the complaint and counterclaims with prejudice. On June 26, 2007 the parties filed a joint stipulation dismissing the litigation, and on that same day, the court entered an order dismissing the case.

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

On January 31, 2007, Dennis Dilbeck filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of California captioned Dennis Dilbeck vs. Netflix, Inc., Civil Case No. C 07 00643 PVT. The complaint alleges that the Company violated antitrust and unfair competition laws in seeking to enforce two of its patents against Blockbuster, Inc. and other potential competitors, which patents were allegedly obtained by deceiving the U.S. Patent and Trademark Office. The complaint alleges that the Company’s subscribers have paid artificially inflated subscription prices because potential competitors were allegedly deterred from entering the online DVD rental market by the Company’s patents. The complaint purports to be on behalf of existing and past subscribers who allegedly would have paid lower subscription rates but for the alleged anticompetitive conduct. The complaint seeks injunctive relief, restitution and damages in an unspecified amount. Subsequently, two other consumer class actions were filed in the United States District Court for the Northern District of California – Melanie Polk-Stamps and Babacar Diene vs. Netflix, Inc., Civil Case C 07-01266 and Steven Dassa v. Netflix, Inc., Civil Case C 07 1978 RS – each of which alleged the same causes of actions and made the same request for damages as those set forth in the Dilbeck case. On March 17, 2007, the court entered an order consolidating all of the class actions. Netflix subsequently filed a motion to dismiss the consolidated case. On June 14, 2007, the court entered an order granting Netflix’s motion to dismiss but allowing plaintiffs leave to file an amended complaint.

On April 9, 2007, SBJ Holdings 1, LLC, filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned SBJ Holdings 1, LLC v. Netflix, Inc., Amazon.com, Inc. BarnesandNoble.com, LLC, and Borders Group, Inc., Civil Action No. 2:07-cv-120-TJW. The complaint alleges that the Company infringed U.S. Patent No. 6,330,592 B1, entitled “Method, Memory, Product, and Code for Displaying Pre-Customized Content Associated with Visitor Data”, issued on January 18, 2007. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patent in the future.

9. Guarantees - Intellectual Property Indemnification Obligations

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

10. Related Party Transaction

In April 2007, the Company entered into a license agreement with a company in which an employee had a significant ownership interest. Under this agreement, the Company recorded a charge of $2.3 million in technology and development in the quarter ended June 30, 2007. Potential additional payments not to exceed $0.7 million may be required if the Company meets certain milestones in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: average revenue per paying subscriber; revenue growth for the remainder of 2007; decline in revenue in the third quarter of 2007; cost of subscription revenues; operating expenses; gross margin; liquidity; subscriber acquisition and retention; expenses in 2007 relating to our instant-viewing feature; churn; developments in DVD formats; developments in our internet-based delivery feature; and impacts relating to our pricing strategy, delivery time, volume of movie rentals and growth of the online DVD rental market, our content library investments, marketing expenses, and subscriber acquisition cost. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007, in the Quarterly Report on Form 10-Q filed with the SEC on May 7, 2007, and in the other Quarterly Reports on Form 10-Q to be filed by us in 2007.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

Our Business

We are the largest online movie rental subscription service, providing approximately 6.7 million subscribers access to a comprehensive library of more than 80,000 movie, television and other filmed entertainment titles on DVD plus a growing library of over 2,000 titles that can be watched instantly on their PCs. We offer a variety of subscription plans, starting at $4.99 a month. There are no due dates, no late fees and no shipping fees. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue. We also offer certain titles through our instant-viewing feature. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

We generated revenue of $303.7 million and $609.0 million, respectively, during the three and six months ended June 30, 2007 in comparison with revenue of $239.4 million and $463.5 million, respectively, during the three and six months ended June 30, 2006. This growth is attributed to our expanding subscriber base, which grew from 5.2 million at June 30, 2006 to 6.7 million subscribers at June 30, 2007. Our net income was $25.6 million and $35.4 million, respectively, during the three and six months ended June 30, 2007 in comparison with net income of $17.0 million and $21.4 million, respectively, during the three and six months ended June 30, 2006. Diluted earnings per share was $0.37 and $0.50, respectively, for the three and six months ended June 30, 2007 compared to $0.25 and $0.32, respectively, for the three and six months ended June 30, 2006.

We generated revenue of $303.7 million during the three months ended June 30, 2007 in comparison with revenue of $305.3 million during the three months ended March 31, 2007. This decline is attributed to increased competition and a reduction in our subscriber base which declined from 6.8 million subscribers at March 31, 2007 to 6.7 million subscribers at June 30, 2007. Our net income was $25.6 million during the three months ended June 30, 2007 in comparison with net income of $9.9 million during the three months ended March 31, 2007. Diluted earnings per share was $0.37 for the three months ended June 30, 2007 compared to $0.14 for the three months ended March 31, 2007.

Recent Developments and Initiatives

In late 2006, Blockbuster launched its integrated store-based and online program, Total Access, whereby Blockbuster online subscribers may return DVDs delivered to them from Blockbuster Online to Blockbuster stores in exchange for an in-store rental. We have seen Blockbuster aggressively promote and price their Total Access program through in-store promotions and sign-ups as well as advertising on television and other mass-media channels and Blockbuster has indicated their intent to continue to aggressively grow their online rental business through the remainder of the year. As a result, we anticipate that growth in our subscribers and revenue will continue to be under competitive pressure for the remainder of 2007.

Our core strategy is to grow a large DVD subscription business and to expand into internet-based delivery of content as that market develops. We believe that the DVD format, along with its successor formats of HD DVD and Blu-Ray, will continue to be the main vehicle for watching content in the home for the foreseeable future and that by growing a large DVD subscription business, we will be well positioned to transition our subscribers and our business to internet-based delivery as it becomes a mainstream method for content distribution. To this end, we introduced a new feature in January 2007 that allows subscribers to instantly watch movies and television series on their personal computers. We will continue to improve its quality, content and functionality. We intend to broaden the distribution capability of this service to multiple platforms over time.

In the second quarter of 2007, we lowered the prices of three of our most popular subscription plans. As a result, we expect revenues to decline during the remainder of 2007. We expect revenue to slightly decline during the three months ended September 30, 2007 as compared to the three months ended June 30, 2007, due to the lowered prices of our subscription plans, coupled with the decline in average monthly revenue per paying subscriber resulting from the increased popularity of our lower cost subscription plans, partly offset by growth in our subscriber base.

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

Critical Accounting Policies and Estimates

Other than the change in the method of calculating the fair value of new stock-based compensation awards, there have been no significant changes during the six months ended June 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

Stock-Based Compensation

We adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) on January 1, 2006. Under the fair value recognition provisions of this statement, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period, which is the vesting period. We adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123, in the second quarter of 2003 and restated prior periods at that time. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or results of operations.

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

We grant stock options to our employees on a monthly basis. We have elected to grant all options as non-qualified stock options which vest immediately. As a result of immediate vesting, stock-based compensation expense determined under SFAS No. 123(R) is fully recognized upon the stock option grants and no estimate is required for pre-vesting option forfeitures.

See Note 6 to the condensed consolidated financial statements for further information regarding the SFAS No. 123(R) disclosures.

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

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Subscription	53.7%	54.1%	54.9%	55.0%	54.5%
Fulfillment expenses	9.2%	9.8%	9.9%	9.5%	9.8%

Total cost of revenues	62.9%	63.9%	64.8%	64.5%	64.3%

Gross profit	37.1%	36.1%	35.2%	35.5%	35.7%
Operating expenses:
Technology and development	5.0%	5.1%	6.2%	5.0%	5.7%
Marketing	19.6%	23.6%	14.9%	21.6%	19.3%
General and administrative	2.8%	4.0%	4.6%	3.3%	4.3%
Gain on disposal of DVDs	(0.3)%	(0.2)%	(0.8)%	(0.6)%	(0.6)%
Gain on legal settlement	—	—	(2.3)%	—	(1.1)%

Total operating expenses	27.1%	32.5%	22.6%	29.3%	27.6%

Operating income	10.0%	3.6%	12.6%	6.2%	8.1%
Other income:
Interest and other income	1.5%	1.8%	1.6%	1.3%	1.7%

Income before income taxes	11.5%	5.4%	14.2%	7.5%	9.8%
Income taxes	4.4%	2.2%	5.8%	2.9%	4.0%

Net income	7.1%	3.2%	8.4%	4.6%	5.8%

Revenues

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2006	March 31, 2007	June 30, 2007	Q2’07 vs. Q2’06	Q2’07 vs Q1’07	June 30, 2006	June 30, 2007	Q2’07 vs. Q2’06
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$239,351	$305,320	$303,693	26.9%	(0.5)%	$463,477	$609,013	31.4%

Average number of paying subscribers	4,876	6,415	6,643	36.2%	3.6%	4,628	6,529	41.1%
Average monthly revenue per paying subscriber	$16.36	$15.86	$15.24	(6.8)%	(3.9)%	$16.69	$15.55	(6.8)%

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. In addition, we generate a small portion of our revenues from the sale of advertising.

Three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2007

The increase in our revenues in the three months and six months ended June 30, 2007 as compared to the same prior-year periods was primarily a result of the substantial growth in the average number of paying subscribers, as summarized in the table above, offset in part by a decline in average monthly revenue per paying subscriber.

Three months ended March 31, 2007 as compared to the three months ended June 30, 2007

The decrease in our revenues in the three months ended June 30, 2007 as compared to the three months ended March 31, 2007 was primarily attributable to the decline in average monthly revenue per paying subscriber due to the increased popularity of our lower priced plans and the reduction in ending subscribers resulting from increased competition.

We believe the increase in the average number of paying subscribers was driven primarily by increased consumer awareness of the benefits of online DVD rentals and continuing improvements in our service. The decline in the average monthly revenue per paying subscriber was a result of the increased popularity and awareness of our lower cost subscription plans. We expect the average revenue per paying subscriber to continue to decline due to increased consumer awareness of our lower priced subscription plans. In addition, we lowered the prices of three of our most popular subscription plans during the second quarter of 2007. Due to the lowered prices and the impact of increased competition, we expect the growth in revenue to slow during the remainder of 2007, as compared to 2006. In addition, we believe that revenue will decline slightly during the three months ended September 30, 2007 as compared to the three months ended June 30, 2007, due to the lowered prices of our subscription plans, coupled with the decline in average monthly revenue per paying subscriber resulting from the increased popularity of our lower cost subscription plans, partly offset by growth in our subscriber base.

Subscriber churn was 4.6% in the second quarter of 2007, up slightly from 4.3% and 4.4% in the second quarter of 2006 and the first quarter of 2007, respectively. We believe the increase was primarily due to increased competition.

The following table presents our ending subscriber information:

	As of
	June 30, 2006	March 31, 2007	June 30, 2007
	(in thousands, except percentages)
Free subscribers	152	121	133
As a percentage of total subscribers	2.9%	1.8%	2.0%
Paid subscribers	5,017	6,676	6,609
As a percentage of total subscribers	97.1%	98.2%	98.0%
Total subscribers	5,169	6,797	6,742

Cost of Revenues

Subscription

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2006	March 31, 2007	June 30, 2007	Q2’07 vs. Q2’06	Q2’07 vs Q1’07	June 30, 2006	June 30, 2007	Q2’07 vs. Q2’06
	(in thousands, except percentages)
Subscription	$128,605	$165,189	$166,838	29.7%	1.0%	$254,825	$332,027	30.3%
As a percentage of revenues	53.7%	54.1%	54.9%			55.0%	54.5%

Cost of subscription revenues consists of postage and packaging expenses, amortization of our content library and revenue sharing expenses related to shipping titles and the internet-based delivery of content to paying subscribers. Costs related to free-trial subscribers are allocated to marketing expenses.

Three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2007

The increase in cost of subscription revenues for the three months and six months ended June 30, 2007 as compared to the same prior-year periods was primarily attributable to the following factors:

•

The number of DVDs mailed to paying subscribers increased 21% and 26% in the three and six months ended June 30, 2007, respectively, which was driven by an increase of 36% and 41%, respectively, in the number of average paying subscribers. This increase was partially offset by a decline in monthly movie rentals per average paying subscriber attributed to the increased popularity of our lower priced plans.

•

Postage and packaging expenses increased by 24% and 27% in the three and six months ended June 30, 2007, respectively. This increase was primarily attributable to an increase in the average number of paying subscribers and the number of DVDs mailed to paying subscribers, as well as an increase in the rate of first class postage in the amount of $0.02 in May 2007.

•

Content amortization increased by 57% and 66% in the three and six months ended June 30, 2007, respectively. This increase was primarily attributable to increased acquisitions of our content library. In addition, costs related to our instant-viewing feature have been included in costs of subscriptions since its introduction in January 2007.

Three months ended March 31, 2007 as compared to the three months ended June 30, 2007

Cost of subscription revenues for the three months ended June 30, 2007 were relatively flat as a percentage of revenues as compared to the three months ended March 31, 2007.

Fulfillment expenses

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2006	March 31, 2007	June 30, 2007	Q2’07 vs. Q2’06	Q2’07 vs Q1’07	June 30, 2006	June 30, 2007	Q2’07 vs. Q2’06
	(in thousands, except percentages)
Fulfillment expenses	$21,974	$29,783	$29,855	35.9%	0.2%	$44,019	$59,638	35.5%
As a percentage of revenues	9.2%	9.8%	9.9%			9.5%	9.8%

Fulfillment expenses represent those expenses incurred in operating and staffing our shipping and customer service centers, including costs attributable to receiving, inspecting and warehousing our content library. Fulfillment expenses also include credit card fees.

Three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2007

The increase in fulfillment expenses for the three and six months ended June 30, 2007 as compared to the same prior-year periods was primarily attributable to an increase in credit card fees as a result of the increase in subscriptions and an increase in personnel-related costs resulting from increased headcount in our customer service and shipping centers. The increase in fulfillment expenses was also attributable to higher facility-related costs resulting from the addition of new shipping centers during the first six months of 2007.

Three months ended March 31, 2007 as compared to the three months ended June 30, 2007

Fulfillment expenses for the three months ended June 30, 2007 were relatively flat as a percentage of revenues as compared to the three months ended March 31, 2007.

Gross Margin

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
	(in thousands, except percentages)
Gross profit	$88,772	$110,348	$107,000	$164,633	$217,348
Gross margin	37.1%	36.1%	35.2%	35.5%	35.7%

Three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2007

The decrease in gross margin for the three months ended June 30, 2007 as compared to the same prior-year period was primarily due to an increase in content amortization. Additionally, there was an increase in the rate of first class postage in the amount of $0.02 in May 2007.

The slight increase in gross margin for the six months ended June 30, 2007 as compared to the same prior-year period was primarily due to a decrease in revenue sharing cost per paid shipment, which includes a decline in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers, as well as an increase in revenue per paid shipment as a result of a decline in overall usage.

Three months ended March 31, 2007 as compared to the three months ended June 30, 2007

The decrease in gross margin for the three months ended June 30, 2007 as compared to the three months ended March 31, 2007 was primarily attributable to an increase in content costs related to our instant viewing feature, as the instant viewing feature was rolled out to our entire subscriber base in the second quarter of 2007.

If movie rentals per average paying subscriber increases or if we see more shipments of DVDs subject to revenue sharing and the revenue sharing cost per shipment does not decline, erosion in our gross margin will occur.

In January 2007, we introduced our instant-viewing feature. During 2007, we anticipate incurring at least $40 million in expenses related to our instant viewing feature, a portion of which will be expensed to cost of revenues. As a result, we anticipate that cost of subscription will increase as a percentage of revenues, resulting in a decline in gross margin in 2007.

Technology and Development

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2006	March 31, 2007	June 30, 2007	Q2’07 vs. Q2’06	Q2’07 vs Q1’07	June 30, 2006	June 30, 2007	Q2’07 vs. Q2’06
	(in thousands, except percentages)
Technology and development	$12,043	$15,715	$18,907	57.0%	20.3%	$23,249	$34,622	48.9%
As a percentage of revenues	5.0%	5.1%	6.2%			5.0%	5.7%

Three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2007

Technology and development expenses increased $6.9 million and $11.4 million, respectively, during the three and six months ended June 30, 2007 as compared to the same prior-year period. The increase was primarily the result of an increase in personnel-related costs due to an increase in headcount and increased expenses related to the development of solutions for the internet-based delivery of content.

Three months ended March 31, 2007 as compared to the three months ended June 30, 2007

Technology and development expenses increased $3.2 million during the three months ended June 30, 2007 as compared to the three months ended March 31, 2007 primarily due to increased expenses related to the development of solutions for the internet-based delivery of content.

We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience. Although we continue to develop solutions for the internet-based delivery of content to our subscribers, we expect that our technology and development expenses will decrease for the remainder of 2007.

Marketing

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2006	March 31, 2007	June 30, 2007	Q2’07 vs. Q2’06	Q2’07 vs Q1’07	June 30, 2006	June 30, 2007	Q2’07 vs. Q2’06
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$47,031	$72,138	$45,255	(3.8)%	(37.3)%	$99,999	$117,393	17.4%
As a percentage of revenues	19.6%	23.6%	14.9%			21.6%	19.3%

Other data:
Gross subscriber additions	1,070	1,520	1,028	(3.9)%	(32.4)%	2,447	2,548	4.1%
Subscriber acquisition cost	$43.95	$47.46	$44.02	0.2%	(7.2)%	$40.87	$46.07	12.7%

Three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2007

Marketing expenses decreased $1.8 million during the three months ended June 30, 2007 as compared to the same prior-year period. The decrease was primarily attributable to a decrease in marketing program costs, primarily in online advertising.

Marketing expenses increased $17.4 million during the six months ended June 30, 2007 as compared to the same prior-year period. The increase was primarily attributable to an increase in marketing program costs during the first quarter of 2007, primarily direct mail and online advertising, to attract new subscribers. Subscriber acquisition cost increased for the three and six months ended June 30, 2007 as compared to the same prior-year periods primarily due to an increase in marketing spending per gross subscriber addition resulting from slower subscriber growth from free acquisition channels, such as word-of-mouth, due to increased competition.

We expect that our marketing expenses will increase for the remainder of 2007.

Three months ended March 31, 2007 as compared to the three months ended June 30, 2007

Marketing expenses decreased $26.9 million during the three months ended June 30, 2007 as compared to the three months ended March 31, 2007. The decrease was primarily attributable to a reduction in marketing program spending, primarily in direct mail and online advertising, during the second quarter of 2007.

Subscriber acquisition cost decreased for the three months ended June 30, 2007 as compared to the three months ended March 31, 2007 due to a decrease in gross subscriber additions coupled with a decrease in marketing spending.

General and Administrative

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2006	March 31, 2007	June 30, 2007	Q2’07 vs. Q2’06	Q2’07 vs Q1’07	June 30, 2006	June 30, 2007	Q2’07 vs. Q2’06
	(in thousands, except percentages)
General and administrative	$6,773	$12,188	$13,847	104.4%	13.6%	$15,065	$26,035	72.8%
As a percentage of revenues	2.8%	4.0%	4.6%			3.3%	4.3%

Three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2007

General and administrative expenses increased $7.1 million and $11.0 million, respectively, during the three and six months ended June 30, 2007 as compared to the same prior-year period. The increase was primarily attributable to an increase in personnel-related costs due to an increase in headcount. The increase was also attributable to higher costs related to legal proceedings.

We expect that our general and administrative expenses will decrease for the remainder of 2007.

Three months ended March 31, 2007 as compared to the three months ended June 30, 2007

General and administrative expenses increased $1.7 million during the three months ended June 30, 2007 as compared to the three months ended March 31, 2007, primarily due to higher costs related to legal proceedings.

Gain on Legal Settlement

On June 25, 2007, we resolved a pending patent litigation with Blockbuster, Inc. As part of the settlement, we received a one-time payment of $7.0 million during the second quarter of 2007.

Interest and Other Income

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2006	March 31, 2007	June 30, 2007	Q2’07 vs. Q2’06	Q2’07 vs Q1’07	June 30, 2006	June 30, 2007	Q2’07 vs. Q2’06
	(in thousands, except percentages)
Interest and other income	$3,701	$5,350	$4,972	34.3%	(7.1)%	$6,153	$10,322	67.8%
As a percentage of revenues	1.5%	1.8%	1.6%			1.3%	1.7%

Three and six months ended June 30, 2006 as compared to the three and six months ended June 30, 2007

The increase in interest and other income for the three and six months ended June 30, 2007 as compared with the same prior-year periods was primarily due to a higher average cash, cash equivalents and short-term investments balance which resulted in increased interest income.

Three months ended March 31, 2007 as compared to the three months ended June 30, 2007

The decrease in interest and other income for the three months ended June 30, 2007 as compared to the three months ended March 31, 2007 was primarily attributable to a lower average cash, cash equivalents and short-term investments balance resulting from the stock repurchases that occurred during the quarter.

Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
	(in thousands, except percentages)
Income taxes	$10,553	$6,701	$17,665	$13,383	$24,366
Effective tax rate	38.2%	40.5%	40.8%	38.4%	40.7%

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. The adoption of FIN No. 48 did not have a material effect on our financial position or results of operations. In addition, there are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results. In the second quarter of 2007, we recorded an income tax expense of $17.7 million (40.8% effective tax rate), compared to tax expense of $10.6 million (38.2% effective tax rate) for the second quarter of 2006 and tax expense of $6.7 million (40.5% effective tax rate) for the first quarter of 2007. Our effective tax rate for the second quarter of 2007 differed from the federal statutory rate due primarily to state taxes. The increase in our effective tax rate for the three and six months ended June 30, 2007 as compared to the same prior-year periods was primarily attributable to the impact of stock-based compensation adjustments.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 1997.

Liquidity and Capital Resources

As of June 30, 2007, we had cash and cash equivalents of $184.2 million and short-term investments of $193.8 million. We started an investment portfolio during the first quarter of 2007 in an attempt to earn a better return on our cash balance. Short-term investments are comprised of corporate debt securities, government and agency securities and asset and mortgage backed securities.

On April 18, 2007, the Company announced a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2007.

We have generated net cash from operations during each quarter since the second quarter of 2001. Many factors will impact our ability to continue to generate and grow cash from our operations including, but not limited to, the number of subscribers who sign up for our service, the growth or reduction in our subscriber base, and our ability to develop new revenue sources. In addition, we may have to or otherwise choose to further lower our prices and increase our marketing expenses in order to grow faster or respond to competition. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.

The following table summarizes our cash flow activities:

	Three Months Ended		Six Months Ended
	June 30, 2006	June 30, 2007	June 30, 2006	June 30, 2007
	(in thousands)
Net cash provided by operating activities	$53,299	$72,121	$99,289	$135,150
Net cash used in investing activities	(47,792)	(90,881)	(82,107)	(340,724)
Net cash provided by (used in) financing activities	108,430	(15,516)	112,264	(10,674)

Operating activities

Net cash provided by operating activities for the three months ended June 30, 2007 was $72.1 million as compared to $53.3 million for the same prior-year period. Cash provided by operating activities during the three months ended June 30, 2007 consisted primarily of net income of $25.6 million increased by non-cash amortization of content library of $51.0 million and an increase in accrued expenses of $14.2 million. These increases were partially offset by the excess tax benefits from stock-based compensation of $12.0 million and a decrease in accounts payable of $10.9 million.

Net cash provided by operating activities for the six months ended June 30, 2007 was $135.2 million as compared to $99.3 million for the same prior-year period. Cash provided by operating activities during the six months ended June 30, 2007 consisted primarily of net income of $35.4 million increased by non-cash amortization of content library of $100.4 million, and an increase in accrued expenses of $21.9 million, as a result of our growing operations. These increases were partially offset by the excess tax benefits from stock-based compensation of $16.1 million, a decrease in deferred revenue of $9.2 million, and the gain on disposal of DVDs of $7.8 million.

Investing activities

Net cash used in investing activities for the three months ended June 30, 2007 was $90.9 million as compared to $47.8 million for the same prior-year period. Cash used in investing activities during the three months ended June 30, 2007 consisted primarily of purchases of investments in available-for-sale securities of $53.9 million and purchases of content library of $64.3 million. These uses of cash were offset by proceeds from the sale of investments in available-for-sale securities of $28.7 million.

Net cash used in investing activities for the six months ended June 30, 2007 was $340.7 million as compared to $82.1 million for the same prior-year period. Cash used in investing activities during the six months ended June 30, 2007 consisted primarily of purchases of investments in available-for-sale securities of $318.1 million and purchases of content library of $132.9 million. These uses of cash were offset by proceeds from the sale of short-term investments of $124.1 million.

Financing activities

Net cash used in financing activities for the three and six months ended June 30, 2007 was $15.5 million and $10.7 million, respectively. Cash used in financing activities during the three and six months ended June 30, 2007 primarily consisted of stock repurchases of $30.2 million. This use of cash was offset by an increase in the excess tax benefits from stock-based compensation of $12.0 million and $16.1 million, respectively, for the three and six months ended June 30, 2007.

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

In March 2006, we exercised our option to lease a building adjacent to our headquarters in Los Gatos, California for our occupancy following its construction. The building will comprise approximately 80,000 square feet of office space and have an initial term of 5 years. The building is expected to be completed in the first quarter of 2008.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Netflix have been detected.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended June 30, 2007 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
April 1, 2007 - April 30, 2007	538,937	$21.76	538,937	$88,274,923
May 1, 2007 - May 31, 2007	843,525	21.92	843,525	69,785,158
June 1, 2007 - June 30, 2007	—	—	—	69,785,158

Total	1,382,462	$21.86	1,382,462	$69,785,158

(1)	On April 18, 2007, the Company announced a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2007. For further information regarding stock repurchase activity, see Note 5 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 17, 2007. The following two proposals were adopted:

Proposal One:

Election of Directors:

	Number of Shares
Nominees	For	Withheld
Timothy M. Haley	64,747,437	163,639
Michael N. Schuh	64,771,993	139,083
Gregory S. Stanger	64,776,832	134,244

In addition, the term of each of the following directors continued after the annual meeting: Reed Hastings, Charles Giancarlo, A. George Battle, Jay Hoag and Richard Barton.

Proposal Two:

Ratification of the appointment of KPMG LLP as independent auditors for the year ending December 31, 2007:

Number of Shares
For	Against	Abstain	Non-Votes
64,763,947	111,251	35,878	—

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1**	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2**	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3**	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4**	Amended and Restated 2002 Stock Plan	DEF 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.8	Lease between Sobrato Interests II and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.9**	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10**	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Indicates a management contract or compensatory plan.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: August 6, 2007	By:	/s/ REED HASTINGS
Reed Hastings
Chief Executive Officer
(Principal executive officer)

Dated: August 6, 2007	By:	/s/ BARRY MCCARTHY
Barry McCarthy
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Form	Incorporated by Reference			Filed Herewith
			File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1**	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2**	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3**	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4**	Amended and Restated 2002 Stock Plan	DEF 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.8	Lease between Sobrato Interests II and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.9**	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10**	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Indicates a management contract or compensatory plan.
*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.