Form 10-Q
period 2007-09-30
NETFLIX INC
filed 2007-11-02
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one).

Large accelerated filer   ☒        Accelerated filer  ☐        Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

As of October 31, 2007, there were 65,776,952 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Revenues	$255,950	$293,972	$719,427	$902,985
Cost of revenues:
Subscription	135,210	163,707	390,035	495,734
Fulfillment expenses*	23,583	30,746	67,602	90,384

Total cost of revenues	158,793	194,453	457,637	586,118

Gross profit	97,157	99,519	261,790	316,867
Operating expenses:
Technology and development *	11,929	18,216	35,178	52,838
Marketing *	59,367	49,166	159,366	166,559
General and administrative *	9,948	12,895	25,013	38,930
Gain on disposal of DVDs	(1,142)	(2,310)	(3,493)	(5,500)
Gain on legal settlement	—	—	—	(7,000)

Total operating expenses	80,102	77,967	216,064	245,827

Operating income	17,055	21,552	45,726	71,040
Other income:
Interest and other income	4,687	5,089	10,840	15,411

Income before income taxes	21,742	26,641	56,566	86,451
Income taxes	8,961	10,909	22,344	35,275

Net income	$12,781	$15,732	$34,222	$51,176

Net income per share:
Basic	$0.19	$0.24	$0.56	$0.76
Diluted	$0.18	$0.23	$0.50	$0.74
Weighted average common shares outstanding:
Basic	68,081	66,469	60,606	67,723
Diluted	70,345	68,090	68,626	69,560

* Stock-based compensation included in expense line items:
Fulfillment expenses	$213	$99	$696	$327
Technology and development	884	1,002	2,716	2,590
Marketing	540	547	1,623	1,599
General and administrative	1,532	1,465	4,531	4,218

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	December 31, 2006	September 30, 2007
Assets
Current assets:
Cash and cash equivalents	$400,430	$179,804
Short-term investments	—	206,377
Prepaid expenses	4,742	6,078
Prepaid revenue sharing expenses	9,456	7,553
Deferred tax assets	3,155	2,809
Other current assets	10,635	15,697

Total current assets	428,418	418,318
Content library, net	104,908	114,254
Property and equipment, net	55,503	71,616
Deferred tax assets	15,600	16,512
Other assets	4,350	3,497

Total assets	$608,779	$624,197

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93,864	$89,494
Accrued expenses	29,905	42,017
Deferred revenue	69,678	56,321

Total current liabilities	193,447	187,832
Deferred rent	1,121	1,927

Total liabilities	194,568	189,759
Commitments and contingencies
Stockholders’equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2006 and September 30, 2007; 68,612,463 and 65,667,491 issued and outstanding at December 31, 2006 and September 30, 2007, respectively	69	66
Additional paid-in capital	454,731	423,048
Accumulated other comprehensive income	—	737
Retained earnings (accumulated deficit)	(40,589)	10,587

Total stockholders’equity	414,211	434,438

Total liabilities and stockholders’equity	$608,779	$624,197

See accompanying notes to condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Cash flows from operating activities:
Net income	$12,781	$15,732	$34,222	$51,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	4,066	5,752	11,529	15,479
Amortization of content library	36,253	48,237	95,444	148,664
Amortization of intangible assets	25	25	48	74
Amortization of discounts and premiums on investments	—	23	—	(48)
Stock-based compensation expense	3,169	3,113	9,566	8,734
Excess tax benefits from stock-based compensation	(3,923)	(5,170)	(7,565)	(21,264)
Loss (gain) on disposal of property and equipment	—	128	(23)	128
Gain on sale of short-term investments	—	(170)	—	(364)
Gain on disposal of DVDs	(2,241)	(3,937)	(6,319)	(11,731)
Deferred taxes	4,126	(300)	13,499	(1,060)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(143)	111	(3,930)	(4,495)
Accounts payable	(2,624)	6,048	30	(387)
Accrued expenses	9,049	11,433	12,641	33,376
Deferred revenue	846	(4,201)	1,342	(13,357)
Deferred rent	78	741	267	806

Net cash provided by operating activities	61,462	77,565	160,751	205,731

Cash flows from investing activities:
Purchases of short-term investments	—	(51,972)	—	(370,112)
Proceeds from sale of short-term investments	—	41,264	—	165,379
Purchases of property and equipment	(5,231)	(7,412)	(15,809)	(34,393)
Acquisition of intangible asset	—	—	(585)	—
Acquisitions of content library	(37,255)	(39,452)	(113,239)	(165,346)
Proceeds from sale of DVDs	3,675	4,760	8,909	17,756
Proceeds from disposal of property and equipment	—	—	23	—
Other assets	(311)	615	(528)	779

Net cash used in investing activities	(39,122)	(52,197)	(121,229)	(385,937)

Cash flows from financing activities:
Proceeds from issuance of common stock	776	417	109,398	3,864
Excess tax benefits from stock-based compensation	3,923	5,170	7,565	21,264
Repurchases of common stock	—	(35,333)	—	(65,548)

Net cash (used in) provided by financing activities	4,699	(29,746)	116,963	(40,420)

Net increase (decrease) in cash and cash equivalents	27,039	(4,378)	156,485	(220,626)
Cash and cash equivalents, beginning of period	341,702	184,182	212,256	400,430

Cash and cash equivalents, end of period	$368,741	$179,804	$368,741	$179,804

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

Reclassifications

Certain amounts in the Company’s condensed consolidated statements of cash flows for the nine months ended September 30, 2007 were reclassified to conform to the current period presentation. For the six months ended June 30, 2007, the change in accounts payable within cash provided by operating activities included amounts payable for acquisition of content of $7.0 million. This amount should have been reflected as a reduction to acquisition of content within net cash used in investing activities. As this amount was considered immaterial, we have reclassified $7.0 million from accounts payable within net cash provided by operating activities to acquisition of content library within net cash used in investing activities for the nine months ended September 30, 2007, and will reclassify for the three and six months ended June 30, 2007 in future filings. This reclassification does not have an impact on revenues, net income or net income per share for the impacted periods. The following table reflects the impact of the reclassification:

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Changes in accounts payable:
As previously reported	$(10,850)	$549
Reclassifications	(6,984)	(6,984)

As Reclassified	$(17,834)	$(6,435)

Cash flows from operating activities:
As previously reported	$72,121	$135,150
Reclassifications	(6,984)	(6,984)

As Reclassified	$65,137	$128,166

Acquisitions of content library:
As previously reported	$(64,337)	$(132,878)
Reclassifications	6,984	6,984

As Reclassified	$(57,353)	$(125,894)

Net cash used in investing activities:
As previously reported	$(90,881)	$(340,724)
Reclassifications	6,984	6,984

As Reclassified	$(83,897)	$(333,740)

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

Restricted Cash

As of September 30, 2006 and 2007, other assets included restricted cash of $0.8 million and $1.5 million, respectively, related to workers’ compensation insurance deposits. In addition, as of September 30, 2006 and 2007, other current assets included $2.2 million and $2.3 million, respectively, set aside for plaintiffs’ attorneys’ fees and expenses in the Chavez vs. Netflix, Inc. lawsuit.

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

Capitalized Software Costs

The Company accounts for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet the Company’s internal needs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and Statement of Position (SOP) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs related to products to be marketed to external users are capitalized once technological feasibility has been reached. Costs incurred during the application development stage for software programs to be used solely to meet our internal needs are capitalized. Capitalized software costs are included in property and equipment, net and are amortized over the estimated useful life of the software, which is generally up to three years.

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

Comprehensive Income

The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components in the financial statements. Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of tax. See Note 4 to the condensed consolidated financial statements for further discussion.

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

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	(in thousands, except per share data)
Basic earnings per share:
Net income	$12,781	$15,732	$34,222	$51,176
Shares used in computation:
Weighted-average common shares outstanding	68,081	66,469	60,606	67,723

Basic earnings per share	$0.19	$0.24	$0.56	$0.76

Diluted earnings per share:
Net income	$12,781	$15,732	$34,222	$51,176
Shares used in computation:
Weighted-average common shares outstanding	68,081	66,469	60,606	67,723
Warrants	6	—	5,472	—
Employee stock options and employee stock purchase plan shares	2,258	1,621	2,548	1,837

Weighted-average number of shares	70,345	68,090	68,626	69,560

Diluted earnings per share	$0.18	$0.23	$0.50	$0.74

For the three and nine months ended September 30, 2006 and 2007, employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. For the three and nine months ended September 30, 2006, no outstanding warrants were excluded from the diluted calculation as their exercise prices were lower than the average market price of the common stock. There were no outstanding warrants during the three and nine months ended September 30, 2007.

The following table summarizes the outstanding potential common shares excluded from the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	(in thousands)		(in thousands)
Employee stock options	1,452	2,660	1,223	2,071

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment, using the modified prospective method. The Company had previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123 in 2003, and restated prior periods at that time. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were generally consistent, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations. Upon the adoption of SFAS No. 123(R), the Company classified tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows.

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

2. Short-term Investments

As of September 30, 2007, short-term investments were classified as available-for-sale securities and are reported at fair value as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$34,445	$103	$(79)	$34,469
Government and agency securities	131,161	1,177	—	132,338
Asset and mortgage backed securities	39,540	99	(69)	39,570

	$205,146	$1,379	$(148)	$206,377

3. Content Library

Content library and accumulated amortization are as follows:

	As of
	December 31, 2006	September 30, 2007
	(in thousands)
Content library, gross	$484,034	$627,950
Less accumulated amortization	(379,126)	(513,696)

Content library, net	$104,908	$114,254

4. Other Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	(in thousands)
Net income	$12,781	$15,732	$34,222	$51,176
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	—	1,258	—	737

Comprehensive income	$12,781	$16,990	$34,222	$51,913

5. Stock Repurchases

On April 18, 2007, the Company announced a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2007. During the three months ended September 30, 2007, the Company repurchased 2,061,687 shares of common stock at an average price of $17.14 per share for an aggregate amount of $35.3 million. During the nine months ended September 30, 2007, the Company repurchased 3,444,149 shares of common stock at an average price of $19.03 per share for an aggregate amount of $65.5 million. Stock repurchases are accounted for under the retirement method as all shares repurchased have been retired. There were no unsettled share repurchases as of September 30, 2007.

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

Under the Company’s ESPP, employees may purchase common stock of the Company through accumulated payroll deductions. The purchase price of the common stock acquired by employees participating in the ESPP is 85% of the closing price on either the first day of the offering period or the last day of the purchase period, whichever is lower. Through May 1, 2006, offering periods were twenty-four months, and the purchase periods were six months. Therefore, each offering period included four six-month purchase periods, and the purchase price for each six-month period was determined by comparing the closing prices on the first day of the offering period and the last day of the applicable purchase period. In this manner, the look-back for determining the purchase price was up to twenty-four months. However, effective May 1, 2006, the ESPP was amended so that the offering and purchase periods take place concurrently in consecutive six month increments. Under the amended ESPP, therefore, the look-back for determining the purchase price is six months. Employees may invest up to 15% of their gross compensation through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. As of September 30, 2007, 2,724,892 shares were available for future issuance under the 2002 Employee Stock Purchase Plan.

Stock Option Plans

In December 1997, the Company adopted the 1997 Stock Plan, which was amended and restated in October 2001. The 1997 Stock Plan provides for the issuance of stock purchase rights, incentive stock options or non-statutory stock options. As of September 30, 2007, 615,024 shares were reserved for future issuance upon the exercise of outstanding options under the 1997 Stock Plan.

In February 2002, the Company adopted the 2002 Stock Plan, which was amended and restated in May 2006. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. As of September 30, 2007, 4,241,323 shares were reserved for future issuance upon the exercise of outstanding options under the 2002 Stock Plan.

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

A summary of option activity during the nine months ended September 30, 2007 is as follows:

		Options Outstanding		Weighted-Average Remaining Contractual Term (in years)
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price		Aggregate Intrinsic Value ( in thousands)
Balances as of December 31, 2006	5,605,184	5,453,453	$14.23
Granted	(230,445)	230,445	23.92
Exercised	—	(149,480)	5.13
Canceled	35,366	(35,366)	30.60

Balances as of March 31, 2007	5,410,105	5,499,052	14.78	6.94	$55,623
Granted	(259,247)	259,247	22.35
Exercised	—	(147,246)	4.51
Canceled	24,231	(24,231)	29.42

Balances as of June 30, 2007	5,175,089	5,586,822	15.34	6.87	$39,985
Granted	(339,202)	339,202	18.20
Exercised	—	(90,996)	4.58
Canceled	20,460	(20,460)	28.97

Balances as of September 30, 2007	4,856,347	5,814,568	15.63	6.83	$43,750

Vested and exercisable as of September 30, 2007		5,814,568	15.63	6.83	43,750

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $2.6 million and $23.1 million, respectively. Total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $1.3 million and $6.6 million, respectively.

Cash received from option exercises and purchases under the ESPP for the three and nine months ended September 30, 2006 was $0.8 million and $8.5 million, respectively, and $0.4 million and $3.8 million for the three and nine months ended September 30, 2007.

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

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Dividend yield	0%	0%	0%	0%
Expected volatility	46% -48%	48%	44% -53%	43% -48%
Risk-free interest rate	5.00%	4.92%	4.45% -5.00%	4.65% -4.92%
Expected life (in years)	3 -5	—	3 -5	—
Suboptimal exercise factor	—	1.77 -2.06	—	1.77 -2.09
Post-vesting termination rate	—	—	—	—

The fair value of shares issued under the ESPP is estimated using the Black-Scholes option pricing model. The following table summarizes the assumptions used to value shares issued under the ESPP:

	Nine Months Ended
	September 30, 2006	September 30, 2007
Dividend yield	0%	0%
Expected volatility	39%	41%
Risk-free interest rate	5.01%	5.07%
Expected life (in years)	0.5	0.5

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

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected life for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted. In the three and nine months ended September 30, 2007, under the lattice-binomial model, the Company used a suboptimal exercise factor ranging from 2.06 to 2.09 for executives and 1.77 for non-executives, which resulted in a calculated expected life of the option grants of 5 years for executives and 4 years for non-executives. In the three and nine months ended September 30, 2006, under the Black-Scholes model, the Company used an estimated expected life of 5 years for executives and 3 years for non-executives, respectively.

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

The weighted-average fair value of employee stock options granted during the three and nine months ended September 30, 2006 was $9.43 and $10.82 per share, respectively. The weighted-average fair value of employee stock options granted during the three and nine months ended September 30, 2007 was $8.15 and $9.34 per share, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases under SFAS No. 123(R) for the three and nine months ended September 30, 2006 and 2007 which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	(in thousands)
Fulfillment expenses	$213	$99	$696	$327
Technology and development	884	1,002	2,716	2,590
Marketing	540	547	1,623	1,599
General and administrative	1,532	1,465	4,531	4,218

Stock-based compensation expense before income taxes	3,169	3,113	9,566	8,734
Income tax effect	(1,306)	(1,273)	(3,779)	(3,557)

Total stock-based compensation after income taxes	$1,863	$1,840	$5,787	$5,177

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

8. Legal Proceedings

From time to time, in the normal course of its operations, the Company is a party to litigation matters and claims, including claims relating to employee relations and business practices. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and we cannot reasonably estimate the likelihood or potential dollar amount of any adverse results. The Company expenses legal fees as incurred. Listed below are material legal proceedings to which the Company is a party. An unfavorable outcome of any of these matters could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, breach of contract as well as claims relating to the Company’s statements regarding DVD delivery times. The Company entered into an amended settlement under which Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were a member on October 19, 2005 are eligible to receive a free one-month upgrade in service level and Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were not a member on October 19, 2005 are eligible to receive a free one-month Netflix membership of either the 1, 2 or 3 DVDs at-a-time unlimited program. The Court issued final judgment on the settlement on July 28, 2006, awarding plaintiffs’ attorneys’ fees and expenses of $2.1 million. The final judgment has been appealed to the California Court of Appeals, First Appellate District. The Appellate Court has not set a hearing date. In accordance with SFAS No. 5, Accounting for Contingencies, the Company estimated and recorded a charge against earnings in general and administrative expenses associated with the legal fees and the incremental expected costs for the free one month membership to former subscribers, of which $6.7 million is included in accrued expenses as of September 30, 2007. The charge for the free one month upgrade to the next level program for existing subscribers will be recorded when the subscribers utilize the upgrade. The actual cost of the settlement will be dependent upon many unknown factors such as the number of former Netflix subscribers who will actually redeem the settlement benefit when it is made available following the appeal period. The Company denies any wrongdoing.

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

On January 31, 2007, Dennis Dilbeck filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of California captioned Dennis Dilbeck vs. Netflix, Inc., Civil Case No. C 07 00643 PVT. The complaint alleges that the Company violated antitrust and unfair competition laws in seeking to enforce two of its patents against Blockbuster, Inc. and other potential competitors, which patents were allegedly obtained by deceiving the U.S. Patent and Trademark Office. The complaint alleges that the Company’s subscribers have paid artificially inflated subscription prices because potential competitors were allegedly deterred from entering the online DVD rental market by the Company’s patents. The complaint purports to be on behalf of existing and past subscribers who allegedly would have paid lower subscription rates but for the alleged anticompetitive conduct. The complaint seeks injunctive relief, restitution and damages in an unspecified amount. Subsequently, two other consumer class actions were filed in the United States District Court for the Northern District of California – Melanie Polk-Stamps and Babacar Diene vs. Netflix, Inc., Civil Case C 07-01266 and Steven Dassa v. Netflix, Inc., Civil Case C 07 1978 RS – each of which alleged the same causes of actions and made the same request for damages as those set forth in the Dilbeck case. On March 17, 2007, the court entered an order consolidating all of the class actions. Netflix subsequently filed a motion to dismiss the consolidated case. On June 14, 2007, the court entered an order granting Netflix’s motion to dismiss but allowing plaintiffs leave to file an amended complaint. After conducting some discovery, the plaintiffs did not amend their complaint and the parties requested that the case be dismissed. On October 22, 2007, the court granted the request that the case be dismissed.

On April 9, 2007, SBJ Holdings 1, LLC, filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned SBJ Holdings 1, LLC v. Netflix, Inc., Amazon.com, Inc. BarnesandNoble.com, LLC, and Borders Group, Inc., Civil Action No. 2:07-cv-120-TJW. The complaint alleges that the Company infringed U.S. Patent No. 6,330,592 B1, entitled “Method, Memory, Product, and Code for Displaying Pre-Customized Content Associated with Visitor Data”, issued on December 11, 2001. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patent in the future.

On August 23, 2007, Constellation IP, LLC, filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned Constellation IP, LLC v. The Allstate Corporation, et al., Civil Action No. 5:07-cv-00134. The complaint alleges that the Company infringed U.S. Patent No. 6,453,302 entitled “Computer Generated Presentation System”, issued on September 17, 2002. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patent in the future.

On October 16, 2007, Refined Recommendation Corporation, filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of New Jersey, captioned Refined Recommendation Corporation v. Netflix, Inc., Civil Action No. 2:07-cv-04981-DMC-MF. The complaint alleges that the Company infringed U.S. Patent No. 6,606,102 entitled “Optimizing Interest Potential”, issued on August 12, 2003. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patent in the future.

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

10. Related Party Transaction

In April 2007, the Company entered into a license agreement with a company in which an employee had a significant ownership interest. Under this agreement, the Company recorded a charge of $2.5 million in technology and development in the nine months ended September 30, 2007. Minimum additional payments of $0.5 million may be required if the Company meets certain milestones in the future.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: average revenue per paying subscriber; revenue growth for the remainder of 2007; operating expenses; gross margin; liquidity; subscriber acquisition and retention; developments in our Internet-based delivery feature; and impacts relating to our pricing strategy. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2007 and in the Quarterly Reports on Form 10-Q filed with the SEC on May 7, 2007 and August 6, 2007.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

Our Business

We are the largest online movie rental subscription service, providing more than 7.0 million subscribers access to approximately 90,000 DVD titles plus a growing library of more than 5,000 choices that can be watched instantly on their PCs. We offer nine subscription plans, starting at $4.99 a month. There are no due dates, no late fees and no shipping fees. Subscribers select titles at our Web Site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue. We also offer certain titles through our instant-viewing feature. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

We generated revenue of $294.0 million and $903.0 million, respectively, during the three and nine months ended September 30, 2007 in comparison with revenue of $256.0 million and $719.4 million, respectively, during the three and nine months ended September 30, 2006. This growth is attributed to our expanding subscriber base, which grew from 5.7 million at September 30, 2006 to 7.0 million at September 30, 2007. Our net income was $15.7 million and $51.2 million, respectively, during the three and nine months ended September 30, 2007 in comparison with net income of $12.8 million and $34.2 million, respectively, during the three and nine months ended September 30, 2006. Diluted earnings per share was $0.23 and $0.74, respectively, for the three and nine months ended September 30, 2007 compared to $0.18 and $0.50, respectively, for the three and nine months ended September 30, 2006.

We generated revenue of $294.0 million during the three months ended September 30, 2007 in comparison with revenue of $303.7 million during the three months ended June 30, 2007. During June and July of 2007, we lowered the prices of three of our most popular subscription plans, which resulted in a decline in revenues during the three months ended September 30, 2007. The decline in revenues was also attributed to the decline in average monthly revenue per paying subscriber resulting from the continued growth of our lower cost subscription plans. The decline in revenues was partially offset by growth in our subscriber base. Our net income was $15.7 million during the three months ended September 30, 2007 in comparison with net income of $25.6 million during the three months ended June 30, 2007. Diluted earnings per share was $0.23 for the three months ended September 30, 2007 compared to $0.37 for the three months ended June 30, 2007.

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

Recent Developments and Initiatives

In late 2006, Blockbuster launched its integrated store-based and online program, Total Access, whereby Blockbuster online subscribers may return DVDs delivered to them from Blockbuster Online to Blockbuster stores in exchange for an in-store rental. During 2007, Blockbuster began aggressively promoting and pricing their Total Access program through in-store promotions and sign-ups as well as advertising on television and other mass-media channels. However, in the third quarter of 2007, Blockbuster modified their Total Access program and indicated their intent to decrease discretionary marketing spending. As a result, we expect to see renewed subscriber growth.

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

We expect revenue to increase slightly during the three months ended December 31, 2007 as compared to the three months ended September 30, 2007, due to growth in our subscriber base, partially offset by a decline in average monthly revenue per paying subscriber resulting from the continued growth of our lower cost subscription plans.

Critical Accounting Policies and Estimates

Other than the change in the method of calculating the fair value of new stock-based compensation awards, there have been no significant changes during the nine months ended September 30, 2007 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Subscription	52.8%	54.9%	55.6%	54.2%	54.9%
Fulfillment expenses	9.2%	9.9%	10.5%	9.4%	10.0%

Total cost of revenues	62.0%	64.8%	66.1%	63.6%	64.9%

Gross profit	38.0%	35.2%	33.9%	36.4%	35.1%
Operating expenses:
Technology and development	4.7%	6.2%	6.2%	4.9%	5.9%
Marketing	23.2%	14.9%	16.7%	22.2%	18.4%
General and administrative	3.9%	4.6%	4.4%	3.5%	4.3%
Gain on disposal of DVDs	(0.5%)	(0.8%)	(0.8%)	(0.6%)	(0.6%)
Gain on legal settlement	—	(2.3%)	—	—	(0.8%)

Total operating expenses	31.3%	22.6%	26.5%	30.0%	27.2%

Operating income	6.7%	12.6%	7.4%	6.4%	7.9%
Other income:
Interest and other income	1.8%	1.6%	1.7%	1.5%	1.7%

Income before income taxes	8.5%	14.2%	9.1%	7.9%	9.6%
Income taxes	3.5%	5.8%	3.7%	3.1%	3.9%

Net income	5.0%	8.4%	5.4%	4.8%	5.7%

Revenues

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2006	June 30, 2007	September 30, 2007	Q3’07 vs. Q3’06	Q3’07 vs Q2’07	September 30, 2006	September 30, 2007	Q3’07 vs. Q3’06
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$255,950	$303,693	$293,972	14.9%	(3.2%)	$719,427	$902,985	25.5%
Average number of paying subscribers	5,253	6,643	6,727	28.1%	1.3%	4,836	6,595	36.4%
Average monthly revenue per paying subscriber	$16.24	$15.24	$14.57	(10.3%)	(4.4%)	$16.53	$15.21	(8.0%)

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period.

Three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2007

The increase in our revenues in the three and nine months ended September 30, 2007 as compared to the same prior-year periods was primarily a result of the substantial growth in the average number of paying subscribers, as summarized in the table above, arising from increased consumer awareness of the benefits of online DVD rentals. This increase was offset in part by a decline in average monthly revenue per paying subscriber resulting from the continued growth in our lower cost subscription plans.

Three months ended June 30, 2007 as compared to the three months ended September 30, 2007

The decrease in our revenues in the three months ended September 30, 2007 as compared to the three months ended June 30, 2007 was primarily attributable to the decline in average monthly revenue per paying subscriber arising from the lowered prices of three of our most popular subscription plans and the continued growth in our lower cost subscription plans. The decrease was partially offset by growth in our subscriber base.

During June and July of 2007, we lowered the prices of three of our most popular subscription plans. As a result, we expect the growth in revenue to continue to slow during the remainder of 2007, as compared to 2006. However, we believe that revenue will increase slightly during the three months ended December 31, 2007 as compared to the three months ended September 30, 2007, due to growth in our subscriber base offset by the decline in average monthly revenue per paying subscriber resulting from the continued growth of our lower cost subscription plans.

Subscriber churn was 4.2% in the third quarter of 2007 and in the third quarter of 2006, as compared to 4.6% in the second quarter of 2007. We believe the decrease was primarily due to the reduced pricing of our three most popular plans and reduced competition. In addition, we continued improving the overall service quality and value to our subscribers. We believe these continuing improvements to our service increase subscriber satisfaction, which results in lower churn.

The following table presents our ending subscriber information:

	As of
	September 30, 2006	June 30, 2007	September 30, 2007
	(in thousands, except percentages)
Free subscribers	173	133	183
As a percentage of total subscribers	3.1%	2.0%	2.6%
Paid subscribers	5,489	6,609	6,845
As a percentage of total subscribers	96.9%	98.0%	97.4%
Total subscribers	5,662	6,742	7,028

Cost of Revenues

Subscription

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2006	June 30, 2007	September 30, 2007	Q3’07 vs. Q3’06	Q3’07 vs Q2’07	September 30, 2006	September 30, 2007	Q3’07 vs. Q3’06
	(in thousands, except percentages)
Subscription	$135,210	$166,838	$163,707	21.1%	(1.9%)	$390,035	$495,734	27.1%
As a percentage of revenues	52.8%	54.9%	55.6%			54.2%	54.9%

Cost of subscription revenues consists of postage and packaging expenses, amortization of our content library and revenue sharing expenses related to shipping titles and the Internet-based delivery of content to paying subscribers. Costs related to free-trial subscribers are allocated to marketing expenses.

Three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2007

The increase in cost of subscription revenues for the three months and nine months ended September 30, 2007 as compared to the same prior-year periods was primarily attributable to the following factors:

•

The number of DVDs mailed to paying subscribers increased 15% and 22% in the three and nine months ended September 30, 2007, respectively, which was driven by an increase of 28% and 36%, respectively, in the number of average paying subscribers. This increase was partially offset by a decline in monthly movie rentals per average paying subscriber attributed to the continued growth of our lower priced plans.

•

Postage and packaging expenses increased by 21% and 25% in the three and nine months ended September 30, 2007, respectively. This increase was primarily attributable to an increase in the average number of paying subscribers and the number of DVDs mailed to paying subscribers, as well as an increase in the rate of first class postage in the amount of $0.02 in May 2007. This increase was offset by a decline in monthly movie rentals per average paying subscriber due to the continued growth of our lower priced subscription plans.

•

Content amortization increased by 27% and 51% in the three and nine months ended September 30, 2007, respectively. This increase was primarily attributable to increased acquisitions of our content library. In addition, costs related to our instant-viewing feature have been included in costs of subscriptions since its introduction in January 2007.

Three months ended June 30, 2007 as compared to the three months ended September 30, 2007

Cost of subscription revenues for the three months ended September 30, 2007 decreased as compared to the three months ended June 30, 2007 due to a decrease in revenue sharing expenses and disc depreciation resulting from a decrease in content acquisitions during the third quarter of 2007, offset by an increase in postage and packaging expenses and an increase in content costs related to our instant-viewing feature. This decrease in content acquisitions was primarily attributable to the seasonal decline in studio output during the three months ended September 30, 2007.

Fulfillment expenses

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2006	June 30, 2007	September 30, 2007	Q3’07 vs. Q3’06	Q3’07 vs Q2’07	September 30, 2006	September 30, 2007	Q3’07 vs. Q3’06
	(in thousands, except percentages)
Fulfillment expenses	$23,583	$29,855	$30,746	30.4%	3.0%	$67,602	$90,384	33.7%
As a percentage of revenues	9.2%	9.9%	10.5%			9.4%	10.0%

Fulfillment expenses represent those expenses incurred in operating and staffing our shipping and customer service centers, including costs attributable to receiving, inspecting and warehousing our content library. Fulfillment expenses also include credit card fees.

Three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2007

The increase in fulfillment expenses for the three and nine months ended September 30, 2007 as compared to the same prior-year periods was primarily attributable to an increase in credit card fees as a result of the growth in subscriptions. In addition, increased headcount and the addition of new shipping centers resulted in higher personnel and facility related costs during the first nine months of 2007.

Three months ended June 30, 2007 as compared to the three months ended September 30, 2007

Fulfillment expenses for the three months ended September 30, 2007 slightly increased as compared to the three months ended June 30, 2007 primarily due to personnel-related costs.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
	(in thousands, except percentages)
Gross profit	$97,157	$107,000	$99,519	$261,790	$316,867
Gross margin	38.0%	35.2%	33.9%	36.4%	35.1%

Three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2007

The decrease in gross margin for the three and nine months ended September 30, 2007 as compared to the same prior-year periods was primarily due to the increase in the rate of first class postage in the amount of $0.02 in May 2007 and increases in content amortization associated with Internet-based delivery of content.

Three months ended June 30, 2007 as compared to the three months ended September 30, 2007

The decrease in gross margin for the three months ended September 30, 2007 as compared to the three months ended June 30, 2007 was primarily attributable to a decrease in revenues due to the lowered prices of three of our most popular subscription plans, as well as the increase in the rate of first class postage in May 2007.

We anticipate that gross margin will continue to decline as a result of our lower prices and our continued investment in content for Internet-based delivery.

Technology and Development

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2006	June 30, 2007	September 30, 2007	Q3’07 vs. Q3’06	Q3’07 vs Q2’07	September 30, 2006	September 30, 2007	Q3’07 vs. Q3’06
	(in thousands, except percentages)
Technology and development	$11,929	$18,907	$18,216	52.7%	(3.7%)	$35,178	$52,838	50.2%
As a percentage of revenues	4.7%	6.2%	6.2%			4.9%	5.9%

Three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2007

Technology and development expenses increased $6.3 million and $17.7 million, respectively, during the three and nine months ended September 30, 2007 as compared to the same prior-year periods. The increases were primarily the result of an increase in personnel-related costs due to an increase in headcount and increased expenses related to the development of solutions for the Internet-based delivery of content.

Three months ended June 30, 2007 as compared to the three months ended September 30, 2007

Technology and development expenses decreased $0.7 million during the three months ended September 30, 2007 as compared to the three months ended June 30, 2007 primarily due to a decrease in expenses related to the development of solutions for the Internet-based delivery of content offset by increased personnel-related costs due to an increase in headcount.

We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience. In addition, we continue to develop solutions for the Internet-based delivery of content to our subscribers. As such, we expect that our technology and development expenses will increase slightly for the remainder of 2007.

Marketing

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2006	June 30, 2007	September 30, 2007	Q3’07 vs. Q3’06	Q3’07 vs Q2’07	September 30, 2006	September 30, 2007	Q3’07 vs. Q3’06
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$59,367	$45,255	$49,166	(17.2%)	8.6%	$159,366	$166,559	4.5%
As a percentage of revenues	23.2%	14.9%	16.7%			22.2%	18.4%
Other data:
Gross subscriber additions	1,310	1,028	1,297	(1.0%)	26.2%	3,757	3,845	2.3%
Subscriber acquisition cost	$45.32	$44.02	$37.91	(16.4%)	(13.9%)	$42.42	$43.32	2.1%

Three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2007

Marketing expenses decreased $10.2 million during the three months ended September 30, 2007 as compared to the same prior-year period. The decrease was primarily attributable to a decrease in marketing program costs, principally in online advertising and package inserts. Subscriber acquisition cost decreased for the three months ended September 30, 2007 as compared to the same prior-year period primarily due to faster subscriber growth from free acquisition channels, such as word-of-mouth.

Marketing expenses increased $7.2 million during the nine months ended September 30, 2007 as compared to the same prior-year period. The increase was primarily attributable to an increase in marketing program costs during the first quarter of 2007, principally direct mail and online advertising, to attract new subscribers. Subscriber acquisition cost increased for the nine months ended September 30, 2007 as compared to the same prior-year period primarily due to slower subscriber growth from free acquisition channels, such as word-of-mouth, due to increased competition.

We expect that our marketing expenses will increase for the remainder of 2007.

Three months ended June 30, 2007 as compared to the three months ended September 30, 2007

Marketing expenses increased $3.9 million during the three months ended September 30, 2007 as compared to the three months ended June 30, 2007. The increase was attributable to an increase in marketing program spending, primarily in online advertising, during the third quarter of 2007.

Subscriber acquisition cost decreased for the three months ended September 30, 2007 as compared to the three months ended June 30, 2007 due to a mix of lower prices, more efficient spending and competitors’ lighter marketing.

General and Administrative

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2006	June 30, 2007	September 30, 2007	Q3’07 vs. Q3’06	Q3’07 vs Q2’07	September 30, 2006	September 30, 2007	Q3’07 vs. Q3’06
	(in thousands, except percentages)
General and administrative	$9,948	$13,847	$12,895	29.6%	(6.9%)	$25,013	$38,930	55.6%
As a percentage of revenues	3.9%	4.6%	4.4%			3.5%	4.3%

Three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2007

General and administrative expenses increased $2.9 million and $13.9 million, respectively, during the three and nine months ended September 30, 2007 as compared to the same prior-year periods. The increase was primarily attributable to an increase in personnel-related costs due to an increase in headcount. The increase was also attributable to higher costs related to legal proceedings.

We expect that our general and administrative expenses will increase for the remainder of 2007.

Three months ended September 30, 2007 as compared to the three months ended June 30, 2007

General and administrative expenses decreased $1.0 million during the three months ended September 30, 2007 as compared to the three months ended June 30, 2007, primarily due to lower costs related to legal proceedings.

Gain on Legal Settlement

On June 25, 2007, we resolved a pending patent litigation with Blockbuster, Inc. As part of the settlement, we received a one-time payment of $7.0 million during the second quarter of 2007.

Interest and Other Income

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2006	June 30, 2007	September 30, 2007	Q3’07 vs. Q3’06	Q3’07 vs Q2’07	September 30, 2006	September 30, 2007	Q3’07 vs. Q3’06
	(in thousands, except percentages)
Interest and other income	$4,687	$4,972	$5,089	8.6%	2.4%	$10,840	$15,411	42.2%
As a percentage of revenues	1.8%	1.6%	1.7%			1.5%	1.7%

Three and nine months ended September 30, 2006 as compared to the three and nine months ended September 30, 2007

The increase in interest and other income for the three and nine months ended September 30, 2007 as compared with the same prior-year periods was primarily due to a higher short-term investments balance which resulted in increased interest income.

Three months ended September 30, 2007 as compared to the three months ended June 30, 2007

The increase in interest and other income for the three months ended September 30, 2007 as compared to the three months ended June 30, 2007 was primarily attributable to a higher short-term investments balance during the quarter which resulted in increased interest income.

Income Taxes

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
	(in thousands, except percentages)
Income taxes	$8,961	$17,665	$10,909	$22,344	$35,275
Effective tax rate	41.2%	40.8%	40.9%	39.5%	40.8%

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. The adoption of FIN No. 48 did not have a material effect on our financial position or results of operations. In addition, there are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results. Our effective tax rate for the third quarter of 2007 differed from the federal statutory rate due primarily to state taxes. The decrease in our effective tax rate for the three months ended September 30, 2007 as compared to the same prior-year period was primarily attributable to state tax adjustments that were recorded in the third quarter of 2006. The increase in our effective tax rate for the nine months ended September 30, 2007 as compared to the same prior-year period was primarily attributable to a reduction in disqualifying dispositions.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 1997.

Liquidity and Capital Resources

As of September 30, 2007, we had cash and cash equivalents of $179.8 million and short-term investments of $206.4 million, for a combined total of $386.2 million. We started an investment portfolio during the first quarter of 2007 in an attempt to earn a better return on our cash balance. Short-term investments are comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities. The portfolio is invested in “AAA” rated residential and commercial mortgage-backed securities. The mortgage bonds owned represent the senior tranches of the capital structure and provide credit enhancement through over-collateralization and their subordinated characteristics.

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

The following table summarizes our cash flow activities:

	Three Months Ended		Nine Months Ended
	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
	(in thousands)
Net cash provided by operating activities	$61,462	$77,565	$160,751	$205,731
Net cash used in investing activities	(39,122)	(52,197)	(121,229)	(385,937)
Net cash (used in) provided by financing activities	4,699	(29,746)	116,963	(40,420)

Operating activities

Cash provided by operating activities during the three months ended September 30, 2007 consisted primarily of net income of $15.7 million increased by non-cash amortization of content library of $48.2 million, depreciation of property and equipment of $5.8 million and an increase in accounts payable and accrued expenses of $6.0 million and $11.4 million, respectively. These increases were partially offset by the excess tax benefits from stock-based compensation of $5.2 million and a decrease in deferred revenue of $4.2 million.

Cash provided by operating activities during the nine months ended September 30, 2007 consisted primarily of net income of $51.2 million increased by non-cash amortization of content library of $148.7 million, depreciation of property and equipment of $15.5 million and an increase in accrued expenses of $33.4 million, as a result of our growing operations. These increases were partially offset by the excess tax benefits from stock-based compensation of $21.3 million, a decrease in deferred revenue of $13.4 million, and the gain on disposal of DVDs of $11.7 million.

Investing activities

Cash used in investing activities during the three months ended September 30, 2007 consisted primarily of purchases of investments in available-for-sale securities of $52.0 million and purchases of content library of $39.5 million. These uses of cash were offset by proceeds from the sale of investments in available-for-sale securities of $41.3 million.

Cash used in investing activities during the nine months ended September 30, 2007 consisted primarily of purchases of investments in available-for-sale securities of $370.1 million and purchases of content library of $165.3 million. These uses of cash were offset by proceeds from the sale of investments in available-for-sale securities of $165.4 million.

Financing activities

Cash used in financing activities during the three and nine months ended September 30, 2007 primarily consisted of stock repurchases of $ 35.3 million and $65.5 million, respectively. This use of cash was offset by an excess tax benefits from stock-based compensation of $5.2 million and $21.3 million, respectively, for the three and nine months ended September 30, 2007.

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

Operating Leases

We have entered into various non-cancelable operating lease agreements for our offices and our distribution centers throughout the U.S. with original lease periods expiring through 2013. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease at the commencement of the lease.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended September 30, 2007 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
July 1, 2007 - July 31, 2007	399,246	$17.37	399,246	$62,851,951
August 1, 2007 - August 31, 2007	1,662,441	17.08	1,662,441	34,452,190
September 1, 2007 - September 30, 2007	—	—	—	—

Total	2,061,687	$17.14	2,061,687	$34,452,190

(1)	On April 18, 2007, the Company announced a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2007. For further information regarding stock repurchase activity, see Note 5 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Item 6.	Exhibits

(a) Exhibits:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1**	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2**	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3**	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4**	Amended and Restated 2002 Stock Plan	DEF 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.8	Lease between Sobrato Interests II and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.9**	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10**	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

**	Indicates a management contract or compensatory plan.

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: November 2, 2007	By:	/s/ REED HASTINGS
Reed Hastings
Chief Executive Officer
(Principal executive officer)

Dated: November 2, 2007	By:	/s/ BARRY MCCARTHY
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