Form 10-K
period 2007-12-31
NETFLIX INC
filed 2008-02-28
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

As of June 30, 2007, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $813,946,440. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 15, 2008, there were 61,189,772 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for Registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: the growth of our business; growth in online DVD rentals; operating expenses; gross margin; liquidity; developments in Internet delivery of content, our instant-watching feature and DVD formats; revenue per average paying subscriber; impacts relating to our pricing strategy, our content library investments, and fulfillment expenses. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: “Risk Factors” section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.	Business

We are the largest online movie rental subscription service in the United States, providing approximately 7.5 million subscribers access to approximately 90,000 DVD titles plus a growing library of more than 6,000 choices that can be watched instantly on their personal computers, or PCs. We offer nine subscription plans, starting at $4.99 a month. There are no due dates, no late fees and no shipping fees. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue. We also offer certain titles through our instant-watching feature. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

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

Our core strategy is to grow a large DVD subscription business and to expand into Internet-based delivery of content as that market develops. We believe that the DVD format, along with its high definition successor formats, including Blu-ray will continue to be the main vehicle for watching content in the home for the foreseeable future and that by growing a large DVD subscription business, we will be well positioned to transition our subscribers and our business to Internet-based delivery of content. In January 2007, we introduced our instant-watching feature for PCs. We intend to broaden the distribution capability of our instant-watching feature to other platforms and partners over time. In January 2008, we announced a development arrangement with LG Electronics. While the terms of this arrangement have not been finalized, we anticipate developing, in conjunction with LG Electronics and other consumer electronics’ manufacturers, a set-top box device or other devices that will enable our instant-watching feature to be viewed directly on subscribers’ televisions.

Our proprietary recommendation service enables us to create a customized store for each subscriber and to generate personalized recommendations which effectively merchandise our comprehensive library of content. We believe that our recommendation technology, based on proprietary algorithms and the approximately 2.0 billion movie ratings collected from our subscribers, enables us to build deep subscriber relationships and maintain a high level of library utilization.

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

We stock approximately 90,000 DVD titles. We have established revenue sharing relationships with several studios and distributors. We also purchase titles directly from studios, distributors and other suppliers. In addition, we have more than 6,000 choices available on our Web site for instant-watching.

We ship and receive DVDs throughout the United States. We maintain a nationwide network of shipping centers that allows us to provide fast delivery and return service to our subscribers.

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

Industry Overview

Filmed entertainment is distributed broadly through a variety of channels, including movie theaters, airlines, hotels and in-home. In-home distribution channels include home video rental and retail outlets, cable and satellite television, pay-per-view, video-on-demand, or VOD, and broadcast television. Currently, studios distribute their filmed entertainment content approximately three to six months after theatrical release to the home video market, four to seven months after theatrical release to pay-per-view and VOD, one year after theatrical release to premium television and two to three years after theatrical release to basic cable and network television. However, in what continues to be an emerging trend, the major studios have shortened the release window on certain titles, in particular the theatrical to home video window. We anticipate that the studios will continue to test a variety of modifications or adjustments to the traditional window, including releasing movies simultaneously on DVD and VOD, but we believe that DVD, and its high definition successors, such as Blu-ray, will continue to receive a preferential distribution window in light of the large profits DVD generates for the studios.

Challenges Faced by Consumers in Selecting In-Home Filmed Entertainment

The proliferation of new releases available for in-home filmed entertainment and the additional demand for back catalog titles on DVD create two primary challenges for consumers in selecting titles.

First, despite the large number of available titles on DVD, existing subscription channels and traditional video rental outlets stock a limited selection of titles, frustrating consumer demand for more choice. Subscription channels, pay-per-view and VOD services continue to offer a relatively narrow selection of titles. Likewise, traditional video rental outlets primarily offer new releases and devote limited space to display and stock back catalog titles. We believe our selection of approximately 90,000 titles on DVD offers an attractive alternative to these traditional channels.

Second, even when consumers have access to the vast number of titles available, they generally have limited means to effectively sort through the titles. We believe our recommendation service and our Web site features provide our subscribers the tools to select titles that appeal to their individual preferences.

Competitive Strengths

We believe that our revenue and subscriber growth are a result of the following competitive strengths:

•

Comprehensive Library of Titles.    We have developed strategic relationships with top studios and distributors, enabling us to establish and maintain a broad and deep selection of DVD titles. Since our service is available nationally, we believe that we can economically acquire and provide subscribers a broader selection of DVD titles than video rental outlets, video retailers, subscription channels, pay-per-view and VOD services. To maximize our selection of DVD titles, we continuously add newly released DVD titles to our library. Our DVD library contains numerous copies of popular new releases, as well as many DVD titles that appeal to narrow audiences.

•

Personalized Merchandising.    We utilize our proprietary recommendation service to create a custom interface for each subscriber to effectively merchandise our library. Subscribers rate titles on our Web site, and our recommendation service compares these ratings to the database of ratings collected from our entire user base. For each subscriber, these comparisons are used to make predictions about specific titles the subscriber may enjoy. These predictions are used to merchandise titles to subscribers throughout the Web site. As of December 31, 2007, we had approximately 2.0 billion movie ratings in our database. We believe that our recommendation service allows us to create broad-based demand for our library and maximize utilization of each DVD.

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

•

Convenience, Selection and Fast Delivery.    Subscribers can conveniently select titles by building and modifying a personalized queue of titles on our Web site. We create a unique experience for subscribers by serving pages on our Web site that are tailored to subscribers’ individual rental and ratings history. Based on each subscriber’s queue, we ship DVDs by first class mail. Subscribers return these DVDs to us in prepaid mailers. After receipt of returned DVDs, we mail our subscribers the next available DVD in their queue of selected titles. We have approximately 90,000 DVD titles to choose from, and our nationwide network of distribution centers allows us to offer fast delivery. In addition, we offer subscribers the ability to watch movies instantly on their PCs and anticipate offering this feature on other Netflix-enabled consumer electronics devices.

Growth Strategy

Our strategy to provide a premier filmed entertainment subscription service to our large and growing subscriber base includes the following key elements:

•

Providing Compelling Value for Subscribers.    We provide subscribers access to our comprehensive library of approximately 90,000 DVD titles with no due dates, late fees or shipping charges for a fixed monthly fee. We merchandise titles in easy-to-recognize lists including new releases, by genre and other targeted categories. We also offer more than 6,000 choices through our instant-watching feature. Our convenient, easy-to-use Web site allows subscribers to quickly select current titles, reserve upcoming releases and build an individual queue for future viewing using our proprietary personalization technology. We provide service features to our subscribers that, among other things, enable social networking and further individualization of the service through establishment of sub-account queues and recommendations. Our recommendation service provides subscribers with recommendations of titles from our library. We quickly deliver DVDs to subscribers from our shipping centers located throughout the United States by U.S. mail, and we offer certain movies instantly through our instant-watching feature.

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

•

Building Mutually Beneficial Relationships with Filmed Entertainment Providers.    We have invested substantial resources in establishing strong ties with various filmed entertainment providers. We maintain an office in Beverly Hills, California that provides us access to the major studios. We acquire content through direct purchases, revenue sharing agreements or license agreements. We work with the content providers to determine which method of acquiring titles is the most beneficial for each party. Our growing subscriber base provides studios with an additional distribution outlet for popular movies and television series, as well as niche titles and programs.

Our Web site—www.netflix.com

We have applied substantial resources to plan, develop and maintain proprietary technology to implement the features of our Web site, such as subscription account signup and management, personalized movie merchandising, inventory optimization and customer support. In addition, we offer subscribers the ability to watch certain movies instantly on their PCs and anticipate extending this capability to other Netflix-enabled devices. We also provide our subscribers with the ability to purchase certain previously viewed DVDs.

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

Our account signup and management tools provide a subscriber interface familiar to online shoppers. We use a real-time postal address validator to help our subscribers enter correct postal addresses and to determine the additional postal address fields required to promote speedy and accurate delivery. Subscribers pay for our service by a credit or debit card. We utilize third party services to authorize and process our payment methods.

Throughout our Web site, we have extensive measurement and testing capabilities, allowing us to continuously optimize our Web site according to our needs, as well as those of our subscribers. We use random control testing extensively, including testing service levels, plans, promotions and pricing.

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

Merchandising

Our merchandising efforts are based on the personal recommendations generated by our recommendation service. All subscribers and site visitors are given many opportunities to rate titles and, as of December 31, 2007, we have collected approximately 2.0 billion ratings. The ratings from our recommendation service help determine which available titles are displayed to a subscriber and in which order. In doing so, we help our subscribers quickly find titles they are more likely to enjoy. Ratings also help determine which available titles are featured most prominently on our Web site in an effort to increase customer satisfaction and selection activity. Finally, data from our recommendation service is used to generate lists of similar titles. Subscribers often start from a familiar title and use our recommendations tool to find other titles they might enjoy. This is a powerful method for catalog browsing and expanding library utilization.

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

Marketing

We use multiple marketing channels through which we attract subscribers to our service. Online advertising is an important channel for acquiring subscribers. We advertise our service online through paid search listings, banner ads, text on popular Web portals and other Web sites and permission based e-mails. In addition, we have an affiliate program whereby we make available Web-based banner ads and other advertisements that third parties may retrieve on a self-assisted basis from our Web site and place on their Web sites. We also advertise our service on various regional and national television and radio stations. We utilize direct mail and print advertising to promote our services in certain consumer packaged goods. We also participate in a variety of cooperative advertising programs with studios under the terms of which we receive cash consideration in exchange for featuring the studios movies in Netflix promotional advertising. We believe that our paid marketing efforts are significantly enhanced by the benefits of word-of-mouth advertising, our subscriber referrals and our active public relations programs.

Content Acquisition

We acquire content through direct purchases, revenue sharing agreements and license agreements.

Under our revenue sharing agreements with studios and distributors, we generally obtain titles for a low initial cost in exchange for a commitment for a defined period of time either to share a percentage of our subscription revenues or to pay a fee based on content utilization. After the revenue sharing period expires for a title, we generally have the option of returning the title to the studio, destroying the title or purchasing the title. The principal structure of each agreement is similar in nature but the specific terms are generally unique to each studio. We also purchase titles from various studios, distributors and other suppliers on a purchase order basis. Under these arrangements, we typically pay a per disc fee for each of the DVDs we purchase. For titles delivered through our instant-watching feature, we generally license the content directly for a period of time. Following expiration of the license term, we are no longer able to distribute the content through our instant-watching feature unless we extend or renew the associated license agreement.

Fulfillment Operations

We currently stock approximately 90,000 titles on more than 69 million DVDs. We have allocated substantial resources to developing, maintaining and testing the proprietary technology that helps us manage the fulfillment of individual orders and the integration of our Web site, transaction processing systems, fulfillment operations, inventory levels and coordination of our shipping centers.

We ship and receive DVDs from a nationwide network of shipping centers located throughout the United States. We believe our shipping centers allow us to improve the subscription experience for subscribers by shortening the transit time for our DVDs through the U.S. Postal Service. We currently do not ship on weekends or holidays.

Customer Service

We believe that our ability to establish and maintain long-term relationships with subscribers depends, in part, on the strength of our customer support and service operations. Our customer service center is open seven days a week. In 2007, we substantially increased our investment in customer service in order to improve the overall quality and level of service to our subscribers. In addition, we continue to focus on eliminating the causes of customer support calls and providing certain self-service features on our Web site, such as the ability to report and correct most shipping problems. We continue to explore new avenues to deliver efficient problem resolution and feedback channels. Our customer service center is located in Hillsboro, Oregon.

Competition

The market for in-home filmed entertainment is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple in-home filmed entertainment providers and can easily shift spending from one provider to another. For example, consumers may subscribe to HBO, rent a DVD from Blockbuster, buy a DVD from Wal-Mart or Amazon, download a movie from Apple, and subscribe to Netflix, or some combination thereof, all in the same month.

Video rental outlets, retailers and kiosk services with whom we compete include Blockbuster, Movie Gallery, Amazon.com, Wal-Mart Stores, Best Buy and Redbox. We believe that we compete with these video rental outlets and movie retailers primarily on the basis of title selection, convenience and price. We believe that our scalable business model, our subscription service with home delivery and access to our comprehensive library of approximately 90,000 DVD titles compete favorably against traditional video rental outlets and retailers.

We also compete against other online and store-based DVD subscription services, such as Blockbuster’s Total Access, subscription entertainment services, such as HBO, Showtime and Starz, pay-per-view and VOD providers and cable and satellite providers.

VOD and delivery of movies over the Internet may also emerge as a competitive distribution channel. Apple’s video iPod and Apple TV, Amazon’s Unbox and other companies ranging from Google and Yahoo! to Microsoft and Intel are active in Internet delivery of content. Progress in digital delivery, although slow and scattered, continues to be made. VOD for example, is now widely available to digital cable subscribers in major metropolitan areas, such as New York, Boston, Los Angeles and San Francisco. Internet delivery of movies to a computer is currently available from providers, such as iTunes, Hulu, Vongo, Movielink and CinemaNow.

While we anticipate that new devices and services for delivery of content will proliferate over the coming years, we believe that DVD, and its high definition successors, including Blu-ray, will continue to dominate the home entertainment experience in the near term. At some point in the future, digital delivery directly to the home will surpass DVD. Our ability to personalize our library to each subscriber by leveraging our extensive database of user preferences and our strategy of developing a large and growing subscriber base for DVD rentals positions us favorably to further develop our digital distribution offering as that market develops. The downloading market is segmented into rental of Internet delivered content, the download-to-own segment and the advertising-supported online delivery segment, and we believe we will lead the rental segment with our instant-watching feature as it develops.

In late 2006, Blockbuster launched its integrated store-based and online program, Total Access, whereby Blockbuster online subscribers may return DVDs delivered to them from Blockbuster Online to Blockbuster stores in exchange for an in-store rental. Total Access was aggressively priced and experienced rapid subscriber growth and large operating losses in the first half of 2007. In the second half of 2007, Blockbuster adopted a new competitive strategy which emphasized profitable growth. As part of this new strategy, Blockbuster reduced their marketing spending and raised prices on Total Access, which we believe contributed to an acceleration in our subscriber growth.

We believe we are able to provide greater satisfaction for consumers who subscribe to our service due to our focused attention to the business of online subscription rental and the broad and deep selection of DVD titles we offer subscribers. In addition, we have the ability to personalize our library to each subscriber based on their selection history, personal ratings and the tastes and preferences of similar users through our recommendation service and extensive database of user preferences, as well as the ease and speed with which subscribers are able to select, receive and return DVDs.

Employees

As of December 31, 2007, we had 1,542 full-time employees. We also utilize part-time and temporary employees, primarily in our fulfillment operations, to respond to the fluctuating demand for DVD shipments. As of December 31, 2007, we had 1,128 part-time and temporary employees. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

Intellectual Property

We use a combination of patent, trademark, copyright and trade secret laws and confidentiality agreements to protect our proprietary intellectual property. We have filed patents in the U.S. and abroad. In the U.S., we were issued broad business method patents covering, among other things, our subscription rental service in 2003 and 2006, and we were issued a patent covering our mailing and response envelope in 2005. While our patents are an important element of our business, our business as a whole is not materially dependent on any one or a combination of patents. We have registered trademarks and service marks for the Netflix name and have filed applications for additional trademarks and service marks. Our software, the content of our Web site and other material which we create are protected by copyright. We also protect certain details about our business methods, processes and strategies as trade secrets, and keep confidential information that we believe gives us a competitive advantage.

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

From time to time, we encounter disputes over rights and obligations concerning intellectual property. We cannot assure that we will prevail in any intellectual property dispute.

Other Information

We were incorporated in Delaware in August 1997 and completed our initial public offering in May 2002. Our principal executive offices are located at 100 Winchester Circle, Los Gatos, California 95032, and our telephone number is (408) 540-3700. We maintain a Web site at www.netflix.com. The contents of our Web site are not incorporated in, or otherwise to be regarded as part of, this Annual Report on Form 10-K. In this Annual Report on Form 10-K, “Netflix,” the “Company,” “we,” “us,” “our” and the “registrant” refer to Netflix, Inc.

Our investor relations Web site is located at http://ir.netflix.com. We make available, free of charge, on our investor relations Web site under “SEC Filings,” our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the Securities and Exchange Commission.

Item 1A.	Risk Factors

If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

If our efforts to attract subscribers are not successful, our revenues will be adversely affected.

We must continue to attract subscribers to our service. Our ability to attract subscribers will depend in part on our ability to consistently provide our subscribers with a valuable and quality experience for selecting, viewing, receiving and returning titles, including providing accurate recommendations through our recommendation service. Furthermore, the relative service levels, pricing and related features of competitors to our service may adversely impact our ability to attract subscribers. Competitors include video retailers, video rental outlets, kiosk services, Internet content providers, including online DVD rental services, cable channels, such as HBO, Showtime and Starz, pay per-view and VOD. If consumers do not perceive our service offering to be of value, or if we introduce new services that are not favorably received by them, we may not be able to attract subscribers. In addition, many of our subscribers are rejoining our service, originate from word-of-mouth advertising and are directly referred to our service from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract subscribers, and as a result, our revenues will be adversely affected.

If the market segment for online DVD rentals saturates, our business will be adversely affected.

We have experienced rapid growth of our online DVD rental subscription business since our inception. We have attracted a large number of subscribers who have traditionally used video retailers, video rental outlets, cable channels, pay-per-view and VOD for their in-home filmed entertainment. While the market segment for online DVD rental has grown significantly, we saw our growth slow in 2007. Our slowing growth appears primarily to be the result of the rapid growth of our direct competitor, Blockbuster Online. Even with the apparent reduced competitive threat from Blockbuster Online, our rate of growth may continue to slow. Such slowing growth could indicate that the market segment for online rentals is beginning to saturate. While we believe that online DVD rentals will continue to grow for the foreseeable future, if this market segment were to saturate, our business would be adversely affected.

If we experience excessive rates of churn, our revenues and business will be harmed.

We must minimize the rate of loss of existing subscribers while adding new subscribers. Subscribers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, delivery takes too long, the service is a poor value, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new subscribers both to replace subscribers who cancel and to grow our business beyond our current subscriber base. If too many of our subscribers cancel our service, or if we are unable to attract new subscribers in numbers sufficient to grow our business, our operating results will be adversely affected. If we are unable to successfully compete with current and new competitors in both retaining our existing subscribers and attracting new subscribers, our churn will likely increase and our business will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers.

If we are unable to compete effectively, our business will be adversely affected.

The market for in-home filmed entertainment is intensely competitive and subject to rapid change. New technologies for delivery of in-home filmed entertainment, such as VOD and Internet delivery of content, continue to receive considerable media and investor attention. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. If we are unable to successfully or profitably compete with current and new competitors, programs and technologies, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

In addition, many consumers maintain simultaneous relationships with multiple in-home filmed entertainment providers and can easily shift spending from one provider to another. For example, consumers may subscribe to HBO, rent a DVD from Blockbuster, buy a DVD from Wal-Mart or Amazon, download a movie from Apple and subscribe to Netflix, or some combination thereof, all in the same month. New competitors may be able to launch new businesses at a relatively low cost. DVDs and Internet delivery of content represent only two of many existing and potential new technologies for viewing filmed entertainment. In addition, the growth in adoption of DVD and downloading technology is not mutually exclusive from the growth of other technologies. If we are unable to successfully compete with current and new competitors, programs and technologies, we may not be able to achieve adequate market share, increase our revenues or maintain profitability.

Our principal competitors include:

•	video rental outlets and kiosk services, such as Blockbuster, Movie Gallery and Redbox;

•	online DVD subscription rental sites, such as Blockbuster Online;

•	pay-per-view and VOD services;

•	movie retail stores, such as Best Buy, Wal-Mart and Amazon.com;

•	subscription entertainment services, such as HBO, Showtime and Starz;

•	Internet movie and television content providers, such as iTunes, Amazon.com, Vongo, Hulu, Movielink, and CinemaNow.com;

•	Internet companies, such as Yahoo! and Google;

•	cable providers, such as Time Warner and Comcast; and

•	direct broadcast satellite providers, such as DIRECTV and Echostar.

Some of our competitors have adopted, and may continue to adopt, aggressive pricing policies and devote substantially more resources to marketing, Web site and systems development than we do. There can be no assurance that we will be able to compete effectively against current or new competitors at our existing pricing levels or at even lower price points in the future. Furthermore, we may need to adjust the level of service provided to our subscribers and/or incur significantly higher marketing expenditures than we currently anticipate. As a result of increased competition, we may see a reduction in operating margins and market share.

If VOD or other technologies are more widely adopted and supported as a method of content delivery by the studios and consumers, our business could be adversely affected.

Some digital cable providers and Internet content providers have implemented technology referred to as VOD. This technology transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. High-speed Internet access has greatly increased the speed and quality of viewing VOD content, including feature-length movies, on personal computers and televisions. In addition, other technologies have been developed that allow alternative means for consumers to receive and watch movies or other entertainment, such as on cell phones or other devices such as Apple’s video iPod and Apple TV. Although we anticipate providing solutions for the Internet-based delivery of content, as evidenced by our instant-watching feature, VOD or other technologies may become more affordable and viable alternative methods of content delivery that are widely supported by studios and adopted by consumers. If this happens more quickly than we anticipate or more quickly than our own Internet delivery offerings, or if other providers are better able to meet studio and consumer needs and expectations, our business could be adversely affected.

If the popularity of the DVD format decreases, our business could be adversely affected.

Consumers have rapidly adopted the DVD format for viewing in-home filmed entertainment. While the growth of DVD sales has slowed, we believe that the DVD format, including any successor formats such as Blu-ray, will be valuable long-term consumer propositions and studio profit centers. However, if DVD sales were to decrease, because of a shift away from movie watching or because new or existing technologies were to become more popular at the expense of DVD enjoyment, studios and retailers may reduce their support of the DVD format. Our subscriber growth will be substantially influenced by future popularity of the DVD format, and if such popularity wanes, our subscriber growth may also slow.

If U.S. Copyright law were altered to amend or eliminate the First Sale Doctrine or if studios were to release or distribute titles on DVD in a manner that attempts to circumvent or limit the affects of the First Sale Doctrine, our business could be adversely affected.

Under U.S. Copyright Law, once a copyright owner sells a copy of his work, the copyright owner relinquishes all further rights to sell or otherwise dispose of that copy. While the copyright owner retains the underlying copyright to the expression fixed in the work, the copyright owner gives up his ability to control the fate of the work once it had been sold. As such, once a DVD is sold into the market, those obtaining the DVD are permitted to re-sell it, rent it or otherwise dispose of it. If Congress or the courts were to change or substantially limit this First Sale Doctrine, our ability to obtain content and then rent it could be adversely affected. Likewise, if studios agree to limit the sale or distribution of their content in ways that try to limit the affects of the First Sale Doctrine, our business could be adversely affected. For example, in late 2006 and again in late 2007, Blockbuster announced arrangements with certain content owners pursuant to which Blockbuster would receive content on DVDs for rental exclusively by Blockbuster. To the extent this content is to be distributed exclusively to Blockbuster and not to retail vendors or distributors, we could be prevented from obtaining such content. To the extent the content is also sold to retail vendors or distributors, we would not be prohibited from obtaining and renting such content pursuant to the First Sale Doctrine. Nonetheless, it does impact our ability to obtain such content in the most efficient manner and, in some cases, in sufficient quantity to satisfy demand. If such arrangements were to become more commonplace or if additional impediments to obtaining content were created (such as an exclusive rental window), our ability to obtain content could be impacted and our business could be adversely affected.

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

Our ability to attract and retain subscribers is related to our ability to offer new releases of filmed entertainment on DVDs prior to their release to other distribution channels. Except for theatrical release, DVDs currently enjoy a significant competitive advantage over other distribution channels, such as pay-per-view and VOD, because of the early distribution window for DVDs. The window for DVD rental and retail sales is generally exclusive against other forms of non-theatrical movie distribution, such as pay-per-view, premium television, basic cable and network and syndicated television. The length of the exclusive window for movie rental and retail sales varies. Our business could suffer increased competition if:

•	the window for rental were no longer the first following the theatrical release;

•	the length of this window was shortened; or

•	the window was not exclusive as to other channels.

The order, length and exclusivity of each window for each distribution channel is determined solely by the studio releasing the title, and we cannot assure you that the studios will not change their policies in the future in a manner that would be adverse to our business and results of operations. Currently, studios distribute their filmed entertainment content approximately three to six months after theatrical release to the home video market, four to seven months after theatrical release to pay-per-view and VOD, one year after theatrical release to premium television and two to three years after theatrical release to basic cable and network television. Over the past several years, the major studios have shortened the release window on certain titles, in particular the theatrical to home video window. In addition, some studios have discussed eliminating the exclusive DVD release window on certain titles, in particular releasing movies simultaneously on DVD and VOD.

We depend on studios to license us content for Internet delivery in order to operate our instant-watching feature.

Internet delivery of content involves the licensing of rights which are separate from and independent of the rights we obtain when acquiring DVD content. Our ability to provide our instant-watching feature therefore depends on studios licensing us content specifically for Internet delivery. The license periods and the terms and conditions of such licenses vary by studio. If the studios change their terms and conditions or are no longer willing or able to provide us licenses, our ability to provide Internet delivered content to our subscribers will be adversely affected. Unlike DVD, Internet delivered content is not subject to the First Sale Doctrine. As such we are completely dependent on the studios providing us licenses in order to access and distribute Internet delivered content. In addition, the studios have great flexibility in licensing content. They may elect to license content exclusively to a particular provider or otherwise limit the types of services that can deliver Internet delivered content. For example, HBO licenses content from studios like Warner Bros., and the license provides HBO with the exclusive right to such content against other subscription services, including Netflix. As such, Netflix cannot license certain Warner Bros. content for delivery to its subscribers while Warner Bros. may nonetheless license the same content to transactional VOD providers. This ability to carve-up distribution rights is unique to digital content. If we are unable to secure rights to content and to obtain such content upon terms that are acceptable to us, our ability to operate our instant-watching feature will be adversely impacted, and our subscriber satisfaction with this feature will also be adversely impacted.

We intend to rely on a number of partners to deliver our Internet delivered content to various devices.

We currently offer Internet delivered content only to PCs. We intend to broaden the distribution capability of our instant-watching feature to other platforms and partners over time. In January 2008, we announced our development arrangement with LG Electronics. While the terms of this arrangement have not been finalized, we anticipate developing, in conjunction with LG, a set-top box device that will enable our instant-watching feature to be viewed directly through subscribers’ televisions. We intend to enter other deals with additional partners for distribution of our content to various devices. If we are not successful in creating these relationships, or if we encounter technological, content licensing or other impediments, our ability to grow our instant-watching feature could be adversely impacted.

If we experience increased demand for titles which we are unable to offset with increased subscriber retention or operating margins, our operating results may be adversely affected.

With our unlimited plans, there is no established limit to the number of movies that subscribers may rent on DVD or, as we recently announced, watch through our instant-watching feature. We are continually adjusting our service in ways that may impact subscriber movie usage. Such adjustments include new Web site features and merchandising practices, computer-based instant watching of select titles through our instant-watching feature, an expanded DVD distribution network and software and process changes. In addition, demand for titles may increase for a variety of reasons beyond our control, including promotion by studios and seasonal variations or shifts in consumer movie watching.

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

Certain titles cost us more to acquire or result in greater revenue sharing expenses, depending on the source from whom they are acquired and the terms on which they are acquired. If subscribers select these titles more often on a proportional basis compared to all titles selected, our revenue sharing and other content acquisition expenses could increase, and our gross margins could be adversely affected. In addition, films released on the new high definition DVD formats, Blu-ray and HD DVD, and those released for Internet delivery may be more expensive to acquire than in DVD format. The rate of customer acceptance and adoption of these new formats is uncertain. If subscribers select these formats on a proportional basis more often than the existing DVD format, our content acquisition expenses could increase, and our gross margins could be adversely affected.

If our efforts to build strong brand identity and improve subscriber satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our operating results may be adversely affected.

The Netflix brand is still developing, and we must continue to build strong brand identity. To succeed, we must continue to attract and retain a large number of owners of DVD players who have traditionally relied on store-based rental outlets and persuade them to subscribe to our service through our Web site. In addition, we will have to compete for subscribers against other brands which have greater recognition than ours, such as Blockbuster. We believe that the importance of brand loyalty will only increase in light of competition, both for online subscription services and other means of distributing titles, such as VOD. From time to time, our subscribers express dissatisfaction with our service, including among other things, our inventory allocation and delivery processing. To the extent dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers may be adversely affected.

If we are unable to manage the mix of subscriber acquisition sources, our subscriber levels and marketing expenses may be adversely affected.

We utilize a broad mix of marketing programs to promote our service to potential new subscribers. We obtain new subscribers through our online marketing efforts, including third party banner ads, pop-under placements, direct links and permission-based e-mails, as well as our active affiliate program. In addition, we have engaged in various offline marketing programs, including television and radio advertising, direct mail and print campaigns, consumer package and mailing insertions. We also acquire a number of subscribers who rejoin our service having previously cancelled their membership. We maintain an active public relations program to increase awareness of our service and drive subscriber acquisition. We opportunistically adjust our mix of marketing programs to acquire new subscribers at a reasonable cost with the intention of achieving overall financial goals. If we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscriber levels and marketing expenses may be adversely affected.

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

We have expanded rapidly since we launched our Web site in April 1998. Many of our systems and operational practices were implemented when we were at a smaller scale of operations. If we are not able to refine or revise these legacy systems as we grow, if they fail or, if in responding to any other issues related to growth, our management is materially distracted from our current operations, our business may be adversely affected.

We rely heavily on our proprietary technology to process deliveries and returns of our DVDs and to manage other aspects of our operations, including our instant-watching feature, and the failure of this technology to operate effectively could adversely affect our business.

We use complex proprietary software to process deliveries and returns of our DVDs and to manage other aspects of our operations, including our instant-watching feature. Our proprietary technology is intended to allow our nationwide network of shipping centers to be operated on an integrated basis. We continually enhance or modify the software used for our distribution operations. We cannot be sure that any enhancements or other modifications we make to our distribution operations will achieve the intended results or otherwise be of value to our subscribers. Future enhancements and modifications to our proprietary technology could consume considerable resources. If we are unable to maintain and enhance our technology to manage the processing of DVDs among our shipping centers in a timely and efficient manner, our ability to retain existing subscribers and to add new subscribers may be impaired. In addition, through our instant-watching feature, our subscribers will access titles on our Web site through our proprietary movie player software and must maintain their connection to our Web site for an uninterrupted viewing experience. If this proprietary software fails to satisfactorily display the available titles, our ability to retain existing subscribers and to add new subscribers may be impaired. Also, any harm to our subscribers’ personal computers caused by the proprietary software could have an adverse effect on our business, results of operations and financial condition.

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

Increases in the cost of delivering DVDs could adversely affect our gross profit.

Increases in postage delivery rates could adversely affect our gross profit if we elect not to raise our subscription fees to offset the increase. The U.S. Postal Service increased the rate for first class postage on January 8, 2006 by 2 cents, from 37 cents to 39 cents, and then again in May 2007 by another 2 cents. The U.S. Postal Service has announced an increase in the rate for first class postage effective in May 2008 by one cent to 42 cents and it is also expected that the U.S. Postal Service will raise rates again in subsequent years in accordance with the powers recently given the U.S. Postal Service in connection with the postal reform legislation. The U.S. Postal Service continues to focus on plans to reduce its costs and make its service more efficient. If the U.S. Postal Service were to change any policies relative to the requirements of first-class mail, including changes in size, weight or machinability qualifications of our DVD envelopes, such changes could result in increased shipping costs or higher breakage for our DVDs, and our gross margin could be adversely affected. For example, the Office of Inspector General at the U.S. Postal Service recently issued a report recommending that the U.S. Postal Service revise the machinability qualifications for first class mail related to DVDs or to charge DVD mailers who don’t comply with the new regulations a 17 cent surcharge on all mail deemed unmachinable. We do not currently anticipate any material impact to our operational practices or postage delivery rates arising from this report. Also, if the U.S. Postal Service curtails its services, such as by closing facilities or discontinuing or reducing Saturday delivery service, our ability to timely deliver DVDs could diminish, and our subscriber satisfaction could be adversely affected.

Currently, most filmed entertainment is packaged on a single lightweight DVD. Our delivery process is designed to accommodate the delivery of one DVD to fulfill a selection. Because of the lightweight nature of a DVD, we generally mail one DVD per envelope using standard first class U.S. postage rates. Studios occasionally provide additional content on a second DVD or may package a title on two DVDs. In addition, the studios have begun to release certain films in high definition format on Blu-ray and HD DVDs. These new high definition format DVDs appear to have higher damage rates than regular DVDs. If packaging of filmed entertainment on multiple DVDs were to become more prevalent, if the weight of DVDs were to increase, or the durability of DVDs deteriorate, our costs of delivery and fulfillment processing would increase and our costs of replacing damaged DVDs may rise materially which would depress gross margins and profitability and adversely affect free cash flow.

If we are unable to effectively utilize our recommendation service, our business may suffer.

Based on proprietary algorithms, our recommendation service enables us to predict and recommend titles and effectively merchandise our library to our subscribers. We believe that in order for our recommendation service to function most effectively, it must access a large database of user ratings. We cannot assure that the proprietary algorithms in our recommendation service will continue to function effectively to predict and recommend titles that our subscribers will enjoy, or that we will continue to be successful in enticing subscribers to rate enough titles for our database to effectively predict and recommend new or existing titles.

We are continually refining our recommendation service in an effort to improve its predictive accuracy and usefulness to our subscribers. We may experience difficulties in implementing refinements. In addition, we cannot assure that we will be able to continue to make and implement meaningful refinements to our recommendation service.

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

If we do not acquire sufficient DVD titles, our subscriber satisfaction and results of operations may be adversely affected.

If we do not acquire sufficient copies of DVDs, either by not correctly anticipating demand or by intentionally acquiring fewer copies than needed to fully satisfy demand, we may not appropriately satisfy subscriber demand, and our subscriber satisfaction and results of operations could be adversely affected. Conversely, if we attempt to mitigate this risk and acquire more copies than needed to satisfy our subscriber demand, our inventory utilization would become less effective and our gross margins would be adversely affected. Our ability to accurately predict subscriber demand as well as market factors such as exclusive distribution arrangements may impact our ability to acquire appropriate quantities of certain DVDs.

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

As the revenue sharing agreements expire, we must renegotiate new terms or shift to direct purchasing arrangements, under which we must pay the full wholesale price regardless of whether the DVD is rented. We have seen the purchase mix shift toward direct purchasing arrangements as revenue sharing agreements expire. If we cannot renegotiate purchasing arrangements on favorable terms, the cost of acquiring content could increase and our gross margins may be adversely affected. In addition, the risk associated with accurately predicting title demand could increase if we are required to directly purchase more titles.

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

Subscribers and potential subscribers access our service through our Web site, where the title selection process is integrated with our delivery processing systems and software. Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance of our Web site, network infrastructure and fulfillment processes. Interruptions in these systems could make our Web site unavailable and hinder our ability to fulfill selections. Much of our software is proprietary, and we rely on the expertise of our engineering and software development teams for the continued performance of our software and computer systems. In addition, through our instant-watching feature, our subscribers access titles on our Web site through our proprietary movie player software and must maintain their connection to our Web site for an uninterrupted viewing experience. Service interruptions, errors in our software or the unavailability of our Web site could diminish the overall attractiveness of our subscription service to existing and potential subscribers.

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

Our communications hardware and the computer hardware used to operate our Web site and our Internet-based delivery of content are hosted at the facilities of a third party provider. Hardware for our delivery systems is maintained in our shipping centers. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and hardware or cause them to fail completely. As we do not maintain entirely redundant systems, a disrupting event could result in prolonged downtime of our operations and could adversely affect our business. Problems faced by our third party Web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including us, could adversely impact the experience of our subscribers.

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

The loss of our Chief Executive Officer, Chief Financial Officer or Chief Marketing Officer, or our failure to attract, assimilate and retain other highly qualified personnel in the future could harm our business and new service developments.

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

In the ordinary course of business and in particular in connection with providing our personal movie recommendation service, we collect and utilize data supplied by our subscribers. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation as well as increased enforcement of existing laws, could have an adverse effect on our business.

Our reputation and relationships with subscribers would be harmed if our billing data were to be accessed by unauthorized persons.

To secure transmission of confidential information obtained by us for billing purposes, including subscribers’ credit card data, we rely on licensed encryption and authentication technology. In conjunction with the payment processing companies, we take measures to protect against unauthorized intrusion into our subscribers’ data. If, despite these measures, we experience any unauthorized intrusion into our subscribers’ data, current and potential subscribers may become unwilling to provide the information to us necessary for them to become subscribers, and our business could be adversely affected. Similarly, if a well-publicized breach of the consumer data security of any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions which could adversely affect our business.

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

Our subscribers pay for our subscription services predominately using credit cards and debit cards. Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result in a change in our business practices which increase the fees on a cost-per-transaction basis. These fees may increase in 2008. Such increases may adversely affect our results of operations.

We are subject to rules, regulations and practices governing our accepted payment methods, which are predominately credit cards and debit cards. These rules, regulations and practices could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept these payment methods, and our business and results of operations would be adversely affected.

If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings. Netflix is a registered trademark of Netflix, Inc. in the United States, Canada, the United Kingdom, Japan and Australia. We have also registered the Netflix design logo and the service mark, “Friends,” in the United States and have filed U.S. patent applications for certain aspects of our technology. We have also filed a trademark application in the European Union for the Netflix name. From time to time we expect to file additional trademark and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any patents issued to or held by us, third parties may knowingly or unknowingly infringe our patents, trademarks and other proprietary rights, and we may not be able to prevent infringement without substantial expense to us. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace, and our ability to attract subscribers may be adversely affected.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our Web site, our recommendation service, title selection processes and marketing activities.

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content on our Web site. We use the intellectual property of third parties in merchandising our products and marketing our service through contractual and other rights. From time to time, third parties allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing intellectual property or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current Web site or our recommendation service or inability to market our service or merchandise our products. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

If we are unable to protect our domain names, our reputation and brand could be adversely affected.

We currently hold various domain names relating to our brand, including Netflix.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our Web site and our service. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

As a publisher of content, a host of third party content and a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we publish or distribute. For example, our wholly-owned subsidiary, Red Envelope Entertainment, LLC, or REE, LLC, which is dedicated to acquiring and funding original content productions, may be exposed to liability for copyright infringement and other claims relating to the original content. We also may face potential liability for content uploaded from our users in connection with our community-related content or movie reviews.

If we become liable, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our results of operations. We cannot assure that we are adequately insured to cover claims of these types or to indemnify us for all liability that may be imposed on us.

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

We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management’s time and attention.

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. As we have grown, we have seen a rise in the number of litigation matters against us. Most of these matters relate to patent infringement lawsuits, which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management’s time and attention and could negatively affect our business operations and financial position.

Changes in securities laws and regulations have increased and may continue to increase our costs.

Changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002 and recently enacted rules promulgated by the Securities and Exchange Commission, have increased and may continue to increase our expenses as we devote resources to their requirements.

Deterioration in the economy could impact our business.

Netflix is an entertainment service, and payment for our service may be considered discretionary on the part of many of our current and potential subscribers. To the extent the overall economy deteriorates, such as in the case of a recession, our business could be impacted as subscribers choose either to leave our service or reduce their service levels. Also, our efforts to attract new subscribers may be adversely impacted.

Risks Related to Our Stock Ownership

Our officers and directors and their affiliates will exercise significant control over Netflix.

As of December 31, 2007, our executive officers and directors, their immediate family members and affiliated venture capital funds beneficially owned, in the aggregate, approximately 31% of our outstanding common stock and stock options that are exercisable within 60 days. In particular, Jay Hoag, one of our directors, beneficially owned approximately 23% and Reed Hastings, our Chief Executive Officer, President and Chairman of the Board, beneficially owned approximately 7%. These stockholders may have individual interests that are different from other stockholders and will be able to exercise significant control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

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

The price at which our common stock has traded since our May 2002 initial public offering has fluctuated significantly. The price may continue to be volatile due to a number of factors including the following, some of which are beyond our control:

•	variations in our operating results;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•	announcements of developments affecting our business, systems or expansion plans by us or others;

•	competition, including the introduction of new competitors, their pricing strategies and services;

•	market volatility in general;

•	the level of demand for our stock, including the amount of short interest in our stock; and

•	the operating results of our competitors.

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

During the second quarter of 2003, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”) for stock-based employee compensation. In addition, during the third quarter of 2003, we began granting stock options to our employees on a monthly basis. The vesting periods provide for options to vest immediately, in comparison with the three to four-year vesting periods for stock options granted prior to the third quarter of 2003. As a result of immediate vesting, stock-based compensation expenses determined under SFAS No. 123 are fully recognized in the same periods as the monthly stock option grants. Our stock-based compensation expenses totaled $12.0 million, $12.7 million and $14.3 million during 2007, 2006 and 2005, respectively. We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The lattice-binomial model used by us requires the input of highly subjective assumptions, including the option’s price volatility of the underlying stock. If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

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

We do not own any real estate. The following table sets forth the location, approximate square footage, lease expiration and the primary use of each of our principal properties:

Location	Estimated Square Footage	Lease Expiration Date	Primary Use
Sunnyvale, California	115,000	April 2009	Receiving and storage center, processing and shipping center for the San Francisco Bay Area
Los Gatos, California	81,000	December 2012	Corporate office, general and administrative, marketing and technology and development
Hillsboro, Oregon	49,000	April 2011	Customer service center
Beverly Hills, California	18,000	August 2010	Content acquisition, general and adminstrative

We operate a nationwide network of distribution centers that serve major metropolitan areas throughout the United States. These fulfillment centers are under lease agreements that expire at various dates through September 2012. We also operate a datacenter in a leased third-party facility in Santa Clara, California.

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

Information with respect to this item may be found in Note 5 of the Notes to the Consolidated Financial Statements in Item 8, which information is incorporated herein by reference.

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

	2007		2006
	High	Low	High	Low
First quarter	$26.80	$20.30	$29.92	$23.09
Second quarter	25.99	19.05	33.12	25.80
Third quarter	22.10	15.62	27.56	18.12
Fourth quarter	29.14	20.59	30.00	21.95

As of February 15, 2008, there were approximately 143 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

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

The following graph compares, for the five year period ended December 31, 2007, the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the Nasdaq Composite Index and the GSTI Internet Index. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and December 31, 2007. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the Nasdaq Composite Index and the stocks represented in the GSTI Internet Index, respectively, and reinvestment of any dividends. The GSTI Internet Index is a modified-capitalization weighted index of 14 stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance:

Issuer Purchases of Equity Securities

Stock repurchases during the three months ended December 31, 2007 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program
October 1, 2007—October 31, 2007	30,000	$26.27	30,000	$33,664,135
November 1, 2007—November 30, 2007	1,259,639	26.61	1,259,639	—
December 1, 2007—December 31, 2007	—	—	—	—

Total	1,289,639	$26.60	1,289,639	$—

On April 18, 2007, the Company announced a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2007. During the year ended December 31, 2007, the Company repurchased 4,733,788 shares of common stock at an average price of $21.09 per share for an aggregate amount of $99.9 million, net of expenses.

On January 31, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2008. Under this program, the Company repurchased 3,847,062 shares of common stock at an average price of $25.96 per share for an aggregate amount of $99.9 million, net of expenses. For further information regarding stock repurchase activity, see Note 7 of Notes to consolidated financial statements.

Item 6.	Selected Financial Data

The following selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statements and Supplementary Data.”

	Year ended December 31,
	2007 (2)	2006	2005 (1)	2004	2003
	(in thousands, except per share data)
Revenues	$1,205,340	$996,660	$682,213	$500,611	$270,410
Total cost of revenues	786,168	626,985	465,775	331,712	180,359
Operating income	91,161	64,414	2,989	19,354	4,472
Net income	$66,952	$49,082	$42,027	$21,595	$6,512

Net income per share:
Basic	$1.00	$0.78	$0.79	$0.42	$0.14

Diluted	$0.97	$0.71	$0.64	$0.33	$0.10

Weighted-average common shares outstanding:
Basic	67,076	62,577	53,528	51,988	47,786

Diluted	68,902	69,075	65,518	64,713	62,884

Notes:

(1)	Net income for the year includes a benefit of realized deferred tax assets of $34.9 million or approximately $0.53 per diluted share, related to the recognition of the Company’s deferred tax assets (See Note 8 to Notes to Consolidated Financial Statements). In addition, general and administrative expenses includes an accrual of $8.1 million (net of expected insurance proceeds for reimbursement of legal defense costs of $0.9 million) related to the proposed settlement costs of the Chavez vs. Netflix, Inc. lawsuit (see Note 5 of Notes to Consolidated Financial Statements).

(2)	Operating expenses for the year includes a one-time payment received in the amount of $7.0 million as a result of resolving a pending patent litigation with Blockbuster, Inc.

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$177,439	$400,430	$212,256	$174,461	$89,894
Short-term investments (3)	207,703	—	—	—	45,297
Working capital	203,956	234,971	106,104	92,436	75,927
Total assets	647,020	608,779	364,681	251,793	176,012
Other liabilities	3,695	1,121	842	600	285
Stockholders’ equity	430,749	414,211	226,252	156,283	112,708

	As of December 31,
	2007	2006	2005	2004	2003
	(in thousands, except subscriber acquisition cost)
Other Data:
Total subscribers at end of period	7,479	6,316	4,179	2,610	1,487
Gross subscriber additions during period	5,340	5,250	3,729	2,716	1,571
Subscriber acquisition cost (4)	$40.88	$42.96	$38.77	$37.02	$32.80

(3)	Short-term investments are comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities.

(4)	Subscriber acquisition cost is defined as total marketing expenses divided by total gross subscriber additions during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

We are the largest online movie rental subscription service in the United States, providing approximately 7.5 million subscribers access to approximately 90,000 DVD titles plus a library of more than 6,000 choices that can be watched instantly on their PCs. We offer nine subscription plans, starting at $4.99 a month. There are no due dates, no late fees and no shipping fees. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue. We also offer certain titles through our instant-watching feature. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

Our core strategy is to grow a large DVD subscription business and to expand into Internet-based delivery of content as that market develops. We believe that the DVD format, along with its high definition successor formats, including Blu-ray, will continue to be the main vehicle for watching content in the home for the foreseeable future and that by growing a large DVD subscription business, we will be well positioned to transition our subscribers and our business to Internet-based delivery of content if it becomes the preferred consumer medium for accessing content.

Key Business Metrics

Management periodically reviews certain key business metrics within the context of our articulated performance goals in order to evaluate the effectiveness of our operational strategies, allocate resources and maximize the financial performance of our business. The key business metrics include the following:

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

Performance Highlights

The following represents our 2007 performance highlights:

	2007	2006	2005
Revenues	$1,205,340	$996,660	$682,213
Net income	66,952	49,082	42,027
Net income per share—diluted	$0.97	$0.71	$0.64

Total subscribers at end of period	7,479	6,316	4,179

Churn (annualized)	4.3%	4.1%	4.5%
Subscriber acquisition cost	$40.88	$42.96	$38.77
Gross margin	34.8%	37.1%	31.7%

Recent Developments

We believe that the DVD format, along with its high definition successor formats, including Blu-ray, will continue to be the main vehicle for watching content in the home for the foreseeable future. We introduced a new feature in January 2007 that allows subscribers to instantly watch movies and television series on their PCs. We intend to broaden the distribution capability of this feature to multiple platforms over time, and, as a result, in January 2008 we announced a development arrangement with LG Electronics. While the terms of this arrangement have not been finalized, we anticipate developing, in conjunction with LG, a set-top box device that will enable our instant-watching feature to be viewed directly through subscribers’ televisions.

In late 2006, Blockbuster launched its integrated store-based and online program, Total Access, whereby Blockbuster online subscribers may return DVDs delivered to them from Blockbuster Online to Blockbuster stores in exchange for an in-store rental. Total Access was aggressively priced and experienced rapid subscriber growth and large operating losses in the first half of 2007. In the second half of 2007, Blockbuster adopted a new competitive strategy which emphasized profitable growth. As part of this new strategy, Blockbuster reduced their marketing spending and raised prices on Total Access, which we believe contributed to an acceleration in our subscriber growth.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities in our consolidated financial statements and accompanying notes. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. Although we believe that our estimates, assumptions and judgments are reasonable, they are based upon information presently available. Actual results may differ significantly from these estimates under different assumptions, judgments or conditions.

Amortization of Content Library and Upfront Costs

We acquire content from studios and distributors through direct purchases, revenue sharing agreements or license agreements. We acquire content for the purpose of rental to our subscribers and earning subscription rental revenues, and, as such, we consider our content library to be a productive asset, and classify our content library as a non-current asset. Additionally, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, we classify cash outflows for the acquisition of the content library, net of changes in related accounts payable, as cash flows from investing activities on our consolidated statements of cash flows. This is inclusive of any upfront non-refundable payments required under revenue sharing agreements.

We amortize our DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new-release DVDs and back-catalog DVDs is estimated to be 1 year and 3 years, respectively. In estimating the useful life of our DVDs, we take into account library utilization as well as an estimate for lost or damaged DVDs. Volume purchase discounts received from studios on the purchase of titles are recorded as a reduction of DVD inventory when earned.

For those direct purchase DVDs that we estimate we will sell at the end of their useful lives, a salvage value of $3.00 per DVD has been provided. For those DVDs that we do not expect to sell, no salvage value is provided.

We periodically evaluate the useful lives and salvage values of our DVDs.

Under revenue sharing agreements with studios and distributors, we generally obtain titles for a low initial cost in exchange for a commitment to share a percentage of our subscription revenues or a fee based on utilization over a fixed period of time, or the Title Term, which is typically between 6 and 12 months for each title. At the end of the Title Term, we generally have the option of returning the DVD title to the studio, destroying the title or purchasing the title. In addition, we remit an upfront payment to acquire titles from the studios and distributors under revenue sharing agreements. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with our content library amortization policy. In some cases, this payment also includes a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is charged to expense as future revenue sharing obligations are incurred.

We amortize license fees on Internet-based content on a straight-line basis consistent with the terms of the license agreements.

Stock-Based Compensation

We adopted the provisions of SFAS No. 123(R), Share-Based Payment, (“SFAS No. 123(R)”) on January 1, 2006. Under the fair value recognition provisions of this statement, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period, which is the vesting period. We adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS No 123”) as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123 in the second quarter of 2003, and restated prior periods at that time. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or results of operations.

We changed our method of calculating the fair value of new stock-based compensation awards under our stock plans from a Black-Scholes model to a lattice-binomial model on January 1, 2007. We continue to use a Black-Scholes option model to determine the fair value of employee stock purchase plan shares. The lattice-binomial model has been applied prospectively to options granted subsequent to January 1, 2007. The lattice-binomial model requires the input of highly subjective assumptions, including the option’s price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be materially impacted.

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

We grant stock options to our employees on a monthly basis. We have elected to grant all options as non-qualified stock options which vest immediately. As a result of immediate vesting, stock-based compensation expense determined under SFAS No. 123(R) is fully recognized on the grant date and no estimate is required for post-vesting option forfeitures. See Note 7 to the consolidated financial statements for further information regarding the SFAS No. 123(R) disclosures.

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

At December 31, 2007, our deferred tax assets were $18.5 million. As of December 31, 2006, deferred tax assets did not include the tax benefits attributable to approximately $56 million of excess tax deductions related to stock options. In 2007, these benefits were realized as a reduction of taxes payable and credited to equity.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. We believe that the deferred tax assets recorded on our balance sheet will ultimately be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination.

Descriptions of Consolidated Statements of Operations Components

Revenues

We generate all our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues.

Cost of Revenues

Subscription

We acquire titles from studios and distributors through direct purchases, revenue sharing agreements or license agreements. Direct purchases of DVDs normally result in higher upfront costs than titles obtained through revenue sharing agreements. Cost of subscription revenues consists of postage and packaging costs related to shipping titles to paying subscribers, amortization of our content library and revenue sharing expenses. Costs related to free-trial subscribers are allocated to marketing expenses.

Postage and Packaging.    Postage and packaging expenses consist of the postage costs to mail DVDs to and from our paying subscribers and the packaging and label costs for the mailers. The rate for first-class postage was $0.37 between June 29, 2002 and January 7, 2006. Between January 8, 2006 and May 13, 2007, the rate for first-class postage was $0.39. The U.S. Postal Service increased the rate of first class postage by 2 cents to $0.41 effective May 14, 2007 and by one cent to $0.42 effective May 12, 2008. We receive discounts on outbound postage costs related to our mail preparation practices.

Amortization of Content Library.    The useful life of the new release DVDs and back catalog DVDs is estimated to be 1 year and 3 years, respectively. We provide a salvage value of $3.00 per DVD for those direct purchase DVDs that we estimate will sell at the end of their useful lives. For those DVDs that we do not expect to sell, no salvage value is provided. We amortize license fees on Internet-based content on a straight-line basis consistent with the terms of the license agreements.

Revenue Sharing Expenses.    Our revenue sharing agreements generally commit us to pay an initial upfront fee for content acquired and either a percentage of revenue earned from such rentals for a defined period of time or to pay a fee based on utilization. A portion of the initial upfront fees are non-recoupable for revenue sharing purposes and are capitalized and amortized in accordance with our content library amortization policy. The remaining portion of the initial upfront fee represents prepaid revenue sharing, and this amount is expensed as revenue sharing expense as content subject to revenue sharing agreements is shipped to or watched by subscribers. The terms of some revenue sharing agreements with studios obligate us to make minimum revenue sharing payments for certain titles. We amortize minimum revenue sharing prepayments (or accrete an amount payable to studios if the payment is due in arrears) as revenue sharing obligations are incurred. A provision for estimated shortfall, if any, on minimum revenue sharing payments is made in the period in which the shortfall becomes probable and can be reasonably estimated. Additionally, the terms of some revenue sharing agreements with studios provide for rebates based on achieving specified performance levels. Volume purchase discounts received from studios on the purchase of titles are accrued when earned based on historical title performance and estimates of demand for the titles over the remainder of the title term.

Fulfillment expenses

Fulfillment expenses represent those expenses incurred in operating and staffing our shipping and customer service centers, including costs attributable to receiving, inspecting and warehousing our content library. Fulfillment expenses also include credit card fees.

Operating Expenses

Technology and Development.    Technology and development expenses consist of payroll and related costs incurred in testing, maintaining and modifying our Web site, our recommendation service, developing solutions for the Internet-based delivery of content to subscribers, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data.

Marketing.    Marketing expenses consist primarily of advertising expenses. Advertising expenses include marketing program expenditures and other promotional activities, including revenue sharing expenses, postage and packaging expenses and content amortization related to free trial periods. Marketing expenses also include payroll and related expenses for marketing personnel.

General and Administrative.    General and administrative expenses consist of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting, professional fees and other general corporate expenses.

Stock-Based Compensation.    Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective method. We had previously adopted the fair value recognition provisions of SFAS No. 123 as amended by SFAS No. 148 and restated prior periods at that time.

We grant stock options to our employees on a monthly basis. We have elected to grant all options as non-qualified stock options which vest immediately. As a result of immediate vesting, stock-based compensation expense determined under SFAS No. 123(R) is fully recognized on the grant date, and no estimate is required for post-vesting option forfeitures.

Gain on disposal of DVDs.    Gain on disposal of DVDs represents the difference between proceeds from sales of DVDs and associated cost of DVD sales. Cost of DVD sales includes the net book value of the DVDs sold, shipping charges and, where applicable, a contractually specified fee for the DVDs that are subject to revenue sharing agreements.

Results of Operations

The following table sets forth, for the periods presented, the line items in our consolidated statements of operations as a percentage of total revenues. The information contained in the table below should be read in conjunction with the financial statements and notes thereto included in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K.

	Year Ended December 31,
	2007	2006	2005
Revenues	100.0%	100.0%	100.0%
Cost of revenues:
Subscription	55.1	53.4	57.7
Fulfillment expenses	10.1	9.5	10.6

Total cost of revenues	65.2	62.9	68.3

Gross profit	34.8	37.1	31.7

Operating expenses:
Technology and development	5.9	4.9	5.2
Marketing	18.1	22.6	21.2
General and administrative	4.4	3.6	5.2
Gain on disposal of DVDs	(0.6)	(0.5)	(0.3)
Gain on legal settlement	(0.6)	—	—

Total operating expenses	27.2	30.6	31.3

Operating income	7.6	6.5	0.4
Other income (expense):
Interest and other income (expense)	1.7	1.6	0.8

Income before income taxes	9.3	8.1	1.2
Provision for (benefit from) income taxes	3.7	3.2	(5.0)

Net income	5.6%	4.9%	6.2%

Revenues

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except percentages and average monthly subscription revenue per paying subscriber)
Revenues	$1,205,340	$996,660	$682,213
Percentage change over prior period	20.9%	46.1%

Other data:
Average number of paying subscribers	6,718	5,083	3,169
Percentage change over prior period	32.2%	60.4%
Average monthly revenue per paying subscriber	$14.95	$16.34	$17.94
Percentage change over prior period	(8.5)%	(8.9)%

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably during each subscriber’s monthly subscription period.

The increase in our revenues in 2007 as compared to 2006 was primarily a result of the substantial growth in the average number of paying subscribers arising from increased consumer awareness of the benefits of online

DVD rentals. This increase was offset in part by a decline in average monthly revenue per paying subscriber, resulting from the continued growth in our lower cost subscription plans, as well as a price reduction for our most popular subscription plans during the second quarter of 2007. We expect the average revenue per paying subscriber to continue to decline until the mix of new subscribers and existing subscribers is approximately equivalent by subscription plan price point.

The increase in our revenues in 2006 as compared to 2005 was primarily a result of the substantial growth in the average number of paying subscribers offset in part by a decline in average monthly subscription revenue per paying subscriber. We believe the increase in the number of paying subscribers was driven primarily by increased consumer awareness of the benefits of online DVD rentals and continuing improvements in our service. The decline in the average monthly revenue per paying subscriber was a result of the continued popularity of our lower cost subscription plans.

Churn was 4.3% as of December 31, 2007 and remained relatively flat as compared to 2006 and 2005.

The following table presents our ending subscriber information:

	As of December 31,
	2007	2006	2005
	(in thousands, except percentages)
Free subscribers	153	162	153
As a percentage of total subscribers	2.0%	2.6%	3.7%
Paid subscribers	7,326	6,154	4,026
As a percentage of total subscribers	98.0%	97.4%	96.3%
Total subscribers	7,479	6,316	4,179
Percentage change over prior period	18.4%	51.1%

Cost of Revenues

Subscription

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except percentages)
Subscription	$664,407	$532,621	$393,788
As a percentage of revenues	55.1%	53.4%	57.7%
Percentage change over prior period	24.7%	35.3%

The increase in cost of subscription revenues in absolute dollars for 2007 as compared to 2006 was primarily attributable to the following factors:

•

The number of DVDs mailed to paying subscribers increased 20%. This was driven by a 32% increase in the number of average paying subscribers, partially offset by a decline in monthly movie rentals per average paying subscriber attributed to the continued growth of our lower priced plans.

•

Postage and packaging expenses increased by 24%. This was primarily attributable to the increase in the number of DVDs mailed to paying subscribers, as well as an increase in the rate of first class postage of 2 cents in May 2007.

•

Content amortization increased by 39% primarily due to increased acquisitions of our content library, while revenue sharing expenses remained flat. In addition, costs related to our instant-watching feature have been included in cost of subscription revenues since its introduction in January 2007.

The increase in cost of subscription revenues in absolute dollars for 2006 as compared to 2005 was primarily attributable to the following factors:

•

The number of DVDs mailed to paying subscribers increased 42%. This was driven by a 60% increase in the number of average paying subscribers offset by a slight decline in monthly movie rentals per average paying subscriber attributed to the increased popularity of our lower priced plans.

•

Postage and packaging expenses increased by 48%. This was primarily attributable to the increase in the number of DVDs mailed to paying subscribers, as well as the first class postage rate increase of 2 cents that was effective January 8, 2006.

•	DVD amortization increased by 47% primarily due to increased acquisitions for our DVD library.

•

Revenue sharing expenses increased by 10%. This increase was primarily attributable to the increase in the number of average paying subscribers offset by a decrease in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers.

Fulfillment Expenses

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except percentages)
Fulfillment expenses	$121,761	$94,364	$71,987
As a percentage of revenues	10.1%	9.5%	10.6%
Percentage change over prior period	29.0%	31.1%

The increase in fulfillment expenses in absolute dollars in 2007 as compared to 2006 was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our customer service and shipping centers, coupled with higher credit card fees as a result of 32% growth in the average number of paying subscribers. In addition, the increase in fulfillment expenses was attributable to an increase in facility-related costs resulting from the expansion of our customer service center, the expansion of certain of our shipping centers and the addition of new ones.

The increase in fulfillment expenses in absolute dollars in 2006 as compared to 2005 was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our customer service and shipping centers, coupled with higher credit card fees as a result of 60% growth in the average number of paying subscribers. In addition, the increase in fulfillment expenses was attributable to an increase in facility-related costs resulting from the expansion of certain of our shipping centers and the addition of new ones.

We anticipate that fulfillment expenses will increase in 2008 due to higher volume of shipped discs and continued expansion of our network of distribution centers.

Gross Margin

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except percentages)
Gross profit	$419,172	$369,675	$216,438
Gross margin	34.8%	37.1%	31.7%

The decrease in gross margin in 2007 as compared to 2006 was primarily due to an increase in postage rates effective May 2007 and a reduction in the prices of our most popular subscription plans during the second quarter of 2007. In addition, costs related to our instant-watching feature have been included in cost of subscriptions beginning January 2007.

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

We anticipate that gross margin will decline in 2008, due to the impact of lower prices coupled with the postage rate increase of one cent, which is effective May 2008.

Operating Expenses

Technology and Development

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except percentages)
Technology and development	$71,395	$48,379	$35,388
As a percentage of revenues	5.9%	4.9%	5.2%
Percentage change over prior period	47.6%	36.7%

The increase in technology and development expenses in absolute dollars for 2007 as compared to 2006 was primarily the result of an increase in personnel-related costs due to growth in headcount and expenses related to the development of solutions for the Internet-based delivery of content.

The increase in technology and development expenses in absolute dollars for 2006 as compared to 2005 was primarily the result of an increase in personnel and facility-related costs, as well as expenses related to the development of solutions for the Internet-based delivery of content.

We continuously research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experience. Additionally, we continue to develop and enhance solutions for the Internet-based delivery of content to our subscribers. As a result, we expect our technology and development expenses to increase in absolute dollars in 2008.

Marketing

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$218,280	$225,524	$144,562
As a percentage of revenues	18.1%	22.6%	21.2%
Percentage change over prior period	(3.2)%	56.0%

Other data:
Gross subscriber additions	5,340	5,250	3,729
Percentage change over prior period	1.7%	40.8%
Subscriber acquisition cost	$40.88	$42.96	$38.77
Percentage change over prior period	(4.8)%	10.8%

The decrease in marketing expenses in absolute dollars in 2007 as compared to 2006 was primarily attributable to a decrease in marketing program costs, principally in television advertising and direct mail. In the second half of 2007, we lowered prices on our most popular subscription plans and decided to partially offset the cost of our investment in lower prices by reducing our spending on marketing programs. Subscriber acquisition cost decreased in 2007 as compared to 2006 primarily due to a mix of lower prices and more efficient marketing spending.

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

We anticipate that our marketing expense will decrease in absolute dollars in 2008 due to more efficient use of our marketing dollars.

General and Administrative

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except percentages)
General and administrative	$52,532	$36,155	$35,486
As a percentage of revenues	4.4%	3.6%	5.2%
Percentage change over prior period	45.3%	1.9%

The increase in general and administrative expenses in absolute dollars in 2007 as compared to 2006 was primarily attributable to an increase in personnel-related costs due to growth in headcount. The increase was also attributable to higher costs related to legal proceedings.

The increase in general and administrative expenses in absolute dollars in 2006 as compared to 2005 is primarily attributable to an increase in costs related to ongoing legal proceedings, personnel costs and professional fees to support our growing operations.

We expect that our general and administrative expenses will continue to increase in absolute dollars in 2008 in order to support our growing operations.

Gain on Disposal of DVDs

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except percentages)
Gain on disposal of DVDs	$(7,196)	$(4,797)	$(1,987)
As a percentage of revenues	(0.6)%	(0.5)%	(0.3)%
Percentage change over prior period	50.0%	141.4%

The increase in gain on disposal of DVDs in absolute dollars in 2007 and 2006 as compared to 2006 and 2005, respectively, was primarily attributable to an increase in the volume of DVDs sold, offset in part by an increase in the cost of DVD sales.

Gain on Legal Settlement

On June 25, 2007, we resolved a pending patent litigation with Blockbuster, Inc. As part of the settlement, we received a one-time payment of $7.0 million during the second quarter of 2007.

Interest and Other Income (Expense)

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except percentages)
Interest and other income (expense)	$20,340	$15,904	$5,346
As a percentage of revenues	1.7%	1.6%	0.8%
Percentage change over prior period	27.9%	197.5%

The increase in interest and other income in 2007 as compared to 2006 was primarily a result of our newly invested short-term investment portfolio which was higher yielding than our money market funds. Interest and other income (expense) consist primarily of interest and dividend income generated from invested cash and short-term investments. Interest and dividend income was approximately $19.7 million, $15.9 million and $5.8 million in 2007, 2006 and 2005, respectively.

The increase in interest and other income in 2006 as compared to 2005 was primarily due to higher interest income earned on our cash and cash equivalents due to increased interest rates as well as higher average cash balances resulting from a net increase in cash flows and net proceeds of $101.1 million from the secondary public offering of our common stock in May 2006.

Provision for (Benefit from) Income Taxes

	Year Ended December 31,
	2007	2006	2005
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$44,549	$31,236	$(33,692)
Effective tax rate	40.0%	38.9%	(404.2)%

In 2007 and 2006, our effective tax rate differed from the federal statutory rate of 35% principally due to state income taxes. In 2005, we recorded an income tax benefit of $33.7 million on pretax income of $8.3 million. Our 2005 income tax benefit includes a tax benefit for the reduction in the valuation allowance of $34.9 million. In 2005 we reduced the valuation allowance after determining that substantially all deferred tax assets are more likely than not to be realizable due to expected future income.

Liquidity and Capital Resources

We have generated net cash from operations during each quarter since the second quarter of 2001. Many factors will impact our ability to continue to generate and grow cash from our operations including, but not limited to, the number of subscribers who sign up for our service, the growth or reduction in our subscriber base and our ability to develop new revenue sources. In addition, we may have to or otherwise choose to lower our prices and increase our marketing expenses in order to grow faster or respond to competition. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.

Our primary source of liquidity has been cash from operations, which consists primarily of net income adjusted for non-cash items such as amortization of our content library and the depreciation of property and equipment. Our primary uses of cash include the acquisition of content, marketing and fulfillment expenses.

In 2008, operating cash flows will be a significant source of liquidity, while the acquisition of content, marketing and fulfillment expenses will continue to be significant uses of cash. In addition, on January 31, 2008, our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $100.0 million of our common stock through the end of 2008. We completed this stock repurchase program in February 2008. The following table highlights selected measures of our liquidity and capital resources as of December 31, 2007, 2006 and 2005:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Cash and cash equivalents	$177,439	$400,430	$212,256
Short-term investments	207,703	—	—

	$385,142	$400,430	$212,256

Net cash provided by operating activities	$291,823	$247,862	$157,507
Net cash used in investing activities	$(450,813)	$(185,869)	$(133,248)
Net cash (used in) provided by financing activities	$(64,001)	$126,181	$13,314

Operating Activities

Our operating activities consisted primarily of net income of $67.0 million, increased by non-cash adjustments of $194.8 million and net changes in operating assets and liabilities of $30.0 million during 2007. The majority of the non-cash adjustments came from the amortization of the content library of $203.4 million which increased by $62.3 million over the prior period as we continue to purchase additional titles, including Internet-delivered content in 2007, in order to support our larger subscriber base. Cash provided by operating activities increased $44.0 million in 2007 as compared to 2006. This was primarily due to an increase in net income of $17.9 million, increased non-cash adjustments of $31.2 million and a decrease in net changes in operating assets and liabilities of $5.1 million.

Our operating activities consisted primarily of net income of $49.1 million, increased by non-cash adjustments of $163.7 million and net changes in operating assets and liabilities of $35.1 million during 2006. The majority of the non-cash adjustments came from the amortization of the content library of $141.2 million, which increased $44.3 million over the prior period as we continue to purchase additional titles in order to support our larger subscriber base. Cash provided by operating activities increased $90.4 million in 2006 as compared to 2005 due to higher net income of $7.1 million, non-cash adjustments of $80.8 million and net changes in assets and liabilities of $2.5 million.

Investing Activities

Our investing activities consisted primarily of purchases and sales of available-for-sale securities, acquisitions of content library, including Internet-delivered content in 2007, and purchases of property and equipment. Cash used in investing activities increased $264.9 million in 2007 as compared to 2006. During the first quarter of 2007, we started an investment portfolio which is comprised of short-term investments consisting of corporate debt securities, government and agency securities and asset and mortgage-backed securities. The majority of the portfolio is invested in “AAA” rated residential and commercial mortgage-backed securities. The mortgage bonds owned represent the senior tranches of the capital structure and provide credit enhancement through over-collateralization and their subordinated characteristics.

We continue to purchase additional titles, including Internet-delivered content in 2007, for our content library in order to support our larger subscriber base. Content acquisitions were $53.9 million higher in 2007 as compared to 2006. Purchases of property and equipment consisted of expenditures related to Company expansion, primarily to our headquarters in Los Gatos, California. In March 2006, we exercised our option to lease a building adjacent to our headquarters in Los Gatos, California. The building will comprise approximately 80,000 square feet of office space and have an initial term of 5 years. The building is expected to be completed in the first quarter of 2008. Additionally, purchases of property and equipment consisted of automation equipment for our various shipping centers in order to achieve increased operational efficiencies.

Cash used in investing activities increased $52.6 million in 2006 as compared to 2005. Investing activities primarily consisted of additional titles being purchased for our content library in order to support our larger subscriber base and purchases of property and equipment in order to support our growing operations. Content acquisitions were $58.1 million higher in 2006 as compared to 2005 while purchases of property and equipment were flat.

Financing Activities

Our financing activities consisted primarily of issuance of common stock, repurchases of our common stock and the excess tax benefit from stock-based compensation. Cash provided by financing activities decreased by $190.2 million in 2007 as compared to 2006 primarily due to stock repurchases of $99.9 million in 2007 and a decrease of $103.4 million in issuances of common stock as we had raised $101.1 million in a secondary offering in 2006. On April 18, 2007, we announced a stock repurchase program allowing us to repurchase up to $100.0 million of our common stock through the end of 2007. As of November 2007, we completed our stock repurchase program. We did not have any stock repurchases during 2006. This use of cash was offset by the excess tax benefits from stock-based compensation of $26.2 million.

Cash provided by financing activities increased $112.9 million in 2006 as compared to 2005 primarily due to the proceeds of $101.1 million from the secondary public offering of our common stock in May 2006, as well as $13.2 million of tax benefits from stock-based compensation.

Contractual Obligations

For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 31, 2007. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2007 (in thousands):

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$54,229	$15,133	$24,232	$14,167	$697
Other purchase obligations (1)	68,702	49,820	16,132	2,750	—

Total	$122,931	$64,953	$40,364	$16,917	$697

(1)	Other purchase obligations relate primarily to acquisitions for our content library. Our purchase orders are based on our current needs and are generally fulfilled by our vendors within short time horizons.

License Agreements

In addition to the above contractual obligations, we have certain license agreements with studios that include a maximum number of titles that we may or may not receive in the future. Access to these titles is based on the discretion of the studios and, as such, we may not receive these titles. If we did receive access to the maximum number of titles, we would incur up to an additional $25.5 million in commitments.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claim. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments made by it under these agreements. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141-R, Business Combinations (SFAS No. 141-R), to replace SFAS No. 141, Business Combinations. SFAS No. 141-R requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. In December 2007, the FASB issued proposed FASB Staff Position (“FSP”) No. 157-b (FSP No. 157-b), which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-b partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP No. 157-b. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. To achieve this objective, we maintain a portfolio of cash equivalents and short-term investments in a variety of securities. These securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income within stockholders equity in the consolidated balance sheet.

Some of the securities we invest in may be subject to market risk. This means that a change in prevailing interest rates may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. To minimize this risk, we intend to maintain our portfolio of cash equivalents and short-term investments in a variety of securities. At December 31, 2007, our cash equivalents were generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments were comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities. The majority of the portfolio is invested in “AAA” rated residential and commercial mortgage-backed securities. A hypothetical 1.00% (100 basis point) increase in interest rates would have resulted in a decrease in the fair market value of our short-term investments of approximately $3.5 million.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Information required by this item is incorporated by reference from information contained under the section “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the Annual Meeting of Stockholders.

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

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.8	Lease between Sobrato Interest II and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

23.1	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan

NETFLIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Netflix, Inc.:

We have audited the accompanying consolidated balance sheets of Netflix, Inc. and subsidiary (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007. We also have audited Netflix, Inc’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Netflix, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netflix, Inc. and subsidiary as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Netflix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    KPMG LLP

Mountain View, California

February 26, 2008

NETFLIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$177,439	$400,430
Short-term investments	207,703	—
Prepaid expenses	6,116	4,742
Prepaid revenue sharing expenses	6,983	9,456
Deferred tax assets	2,254	3,155
Other current assets	16,037	10,635

Total current assets	416,532	428,418
Content library, net	132,455	104,908
Property and equipment, net	77,326	55,503
Deferred tax assets	16,242	15,600
Other assets	4,465	4,350

Total assets	$647,020	$608,779

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$104,445	$93,864
Accrued expenses	36,466	29,905
Deferred revenue	71,665	69,678

Total current liabilities	212,576	193,447
Other liabilities	3,695	1,121

Total liabilities	216,271	194,568
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2007 and 2006; no shares issued and outstanding at December 31, 2007 and 2006	—	—
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2007 and 2006, respectively; 64,912,915 and 68,612,463 issued and outstanding at December 31, 2007 and 2006, respectively	65	69
Additional paid-in capital	402,710	454,731
Accumulated other comprehensive income	1,611	—
Retained earnings (accumulated deficit)	26,363	(40,589)

Total stockholders’ equity	430,749	414,211

Total liabilities and stockholders’ equity	$647,020	$608,779

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Revenues	$1,205,340	$996,660	$682,213
Cost of revenues:
Subscription	664,407	532,621	393,788
Fulfillment expenses*	121,761	94,364	71,987

Total cost of revenues	786,168	626,985	465,775

Gross profit	419,172	369,675	216,438

Operating expenses:
Technology and development*	71,395	48,379	35,388
Marketing*	218,280	225,524	144,562
General and administrative*	52,532	36,155	35,486
Gain on disposal of DVDs	(7,196)	(4,797)	(1,987)
Gain on legal settlement	(7,000)	—	—

Total operating expenses	328,011	305,261	213,449

Operating income	91,161	64,414	2,989
Other income (expense):
Interest and other income (expense)	20,340	15,904	5,346

Income before income taxes	111,501	80,318	8,335
Provision for (benefit from) income taxes	44,549	31,236	(33,692)

Net income	$66,952	$49,082	$42,027

Net income per share:
Basic	$1.00	$0.78	$0.79

Diluted	$0.97	$0.71	$0.64

Weighted-average common shares outstanding:
Basic	67,076	62,577	53,528

Diluted	68,902	69,075	65,518

* Stock-based compensation included in expense line items:
Fulfillment expenses	$427	$925	$1,225
Technology and development	3,695	3,608	4,446
Marketing	2,160	2,138	2,565
General and administrative	5,694	6,025	6,091

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2004	52,732,025	$53	$288,150	$(222)	$(131,698)	$156,283
Net income	—	—	—	—	42,027	42,027
Reclassification adjustment for realized losses included in net income	—	—	—	222	—	222

Comprehensive income						42,249

Exercise of options	1,629,115	2	10,117	—	—	10,119
Issuance of common stock under employee stock purchase plan	349,229	—	2,824	—	—	2,824
Issuance of common stock upon exercise of warrants	45,362	—	450	—	—	450
Stock-based compensation expense	—	—	14,327	—	—	14,327

Balances as of December 31, 2005	54,755,731	$55	$315,868	$—	$(89,671)	$226,252
Net income and comprehensive income	—	—	—	—	49,082	49,082
Exercise of options	1,379,012	2	8,372	—	—	8,374
Issuance of common stock under employee stock purchase plan	378,361	—	3,724	—	—	3,724
Issuance of common stock upon exercise of warrants	8,599,359	8	(8)	—	—	—
Issuance of common stock, net of costs	3,500,000	4	100,862	—	—	100,866
Stock-based compensation expense	—	—	12,696	—	—	12,696
Excess tax benefits from stock options	—	—	13,217	—	—	13,217

Balances as of December 31, 2006	68,612,463	$69	$454,731	$—	$(40,589)	$414,211
Net income	—	—	—	—	66,952	66,952
Unrealized gains on available-for-sale securities, net of tax	—	—	—	1,611	—	1,611

Comprehensive income	—	—	—	—	—	68,563

Exercise of options	828,824	—	5,823	—	—	5,823
Issuance of common stock under employee stock purchase plan	205,416	—	3,788	—	—	3,788
Repurchases of common stock	(4,733,788)	(4)	(99,856)			(99,860)
Stock-based compensation expense	—	—	11,976	—	—	11,976
Excess tax benefits from stock options	—	—	26,248	—	—	26,248

Balances as of December 31, 2007	64,912,915	$65	$402,710	$1,611	$26,363	$430,749

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$66,952	$49,082	$42,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	21,394	15,903	9,134
Amortization of content library	203,415	141,160	96,883
Amortization of intangible assets	153	73	985
Amortization of discounts and premiums on investments	24	—	—
Stock-based compensation expense	11,976	12,696	14,327
Excess tax benefits from stock-based compensation	(26,248)	(13,217)	—
Loss (gain) on disposal of property and equipment	142	(23)	—
Gain on sale of short-term investments	(687)	—	—
Gain on disposal of DVDs	(14,637)	(9,089)	(3,588)
Non-cash interest expense	—	—	11
Deferred taxes	(661)	16,150	(34,905)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,303)	(7,064)	(4,884)
Accounts payable	(1,217)	3,208	8,246
Accrued expenses	32,809	17,559	12,432
Deferred revenue	1,987	21,145	16,597
Other liabilities	724	279	242

Net cash provided by operating activities	291,823	247,862	157,507

Cash flows from investing activities:
Purchases of short-term investments	(405,340)	—	—
Proceeds from sale of short-term investments	200,832	—	—
Purchases of property and equipment	(44,256)	(27,333)	(27,653)
Acquisition of intangible asset	(550)	(585)	(481)
Acquisitions of content library	(223,436)	(169,528)	(111,446)
Proceeds from sale of DVDs	21,640	12,886	5,781
Proceeds from disposal of property and equipment	15	23	—
Other assets	282	(1,332)	551

Net cash used in investing activities	(450,813)	(185,869)	(133,248)

Cash flows from financing activities:
Proceeds from issuance of common stock	9,611	112,964	13,393
Excess tax benefits from stock-based compensation	26,248	13,217	—
Repurchases of common stock	(99,860)	—	—
Principal payments on notes payable and capital lease obligations	—	—	(79)

Net cash (used in) provided by financing activities	(64,001)	126,181	13,314

Effect of exchange rate changes on cash and cash equivalents	—	—	222
Net (decrease) increase in cash and cash equivalents	(222,991)	188,174	37,795
Cash and cash equivalents, beginning of year	400,430	212,256	174,461

Cash and cash equivalents, end of year	$177,439	$400,430	$212,256

Supplemental disclosure:
Cash paid for interest	—	—	170
Income taxes paid	(15,775)	(2,324)	(977)

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Description of Business

Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is an online movie rental subscription service, providing approximately 7.5 million subscribers access to approximately 90,000 DVD titles plus a library of more than 6,000 choices that can be watched instantly on their PCs. The Company offers nine subscription plans, starting at $4.99 a month. There are no due dates, no late fees and no shipping fees. Subscribers select titles at the Company’s Web site aided by its proprietary recommendation service, receive them on DVD by U.S. mail and return them to the Company at their convenience using the Company’s prepaid mailers. After a DVD has been returned, the Company mails the next available DVD in a subscriber’s queue. The Company also offers certain titles through its instant-watching feature. All of the Company’s revenues are generated in the United States.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.

Reclassification

Amounts for the year ended December 31, 2006 have been reclassified to conform to our current presentation when necessary. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the estimate of useful lives and residual value of its content library; the valuation of stock-based compensation; and the recognition and measurement of income tax assets and liabilities. On an ongoing basis, the Company evaluates its estimates, including those related to the useful lives and residual values surrounding the Company’s content library. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, short-term investments, accounts payable and accrued expenses approximates their carrying value due to their short maturities.

Cash Equivalents and Short-term Investments

The Company classifies cash equivalents and short-term investments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company classifies short-term investments as available-for-sale, which consists of marketable securities with original maturities in excess of 90 days. Short-term investments are reported at fair

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheet. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income in the consolidated statements of operations. The Company uses the specific identification method to determine cost in calculating realized gains and losses upon the sale of short-term investments.

Short-term investments are reviewed periodically to identify possible other-than-temporary impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value.

Restricted Cash

As of December 31, 2007 and 2006, other assets included restricted cash of $1.9 million and $1.5 million, respectively, related to workers’ compensation insurance deposits. In addition, as of December 31, 2007 and 2006, other current assets included $2.3 million and $2.2 million, respectively, set aside for plaintiffs’ attorneys’ fees and expenses in the Chavez vs. Netflix, Inc. lawsuit. See Note 5 for further discussion.

Content Library

The Company acquires content from studios and distributors through direct purchases, revenue sharing agreements or license agreements. The Company acquires content for the purpose of rental to its subscribers and earns subscription rental revenues, and, as such, the Company considers its content library to be a productive asset. Accordingly, the Company classifies its content library as a non-current asset on its consolidated balance sheets. Additionally, in accordance with SFAS No. 95, Statement of Cash Flows, cash outflows for the acquisition of the content library, net of changes in accounts payable, are classified as cash flows from investing activities in the Company’s consolidated statements of cash flows. This is inclusive of any upfront non-refundable payments required under revenue sharing agreements.

The Company amortizes its DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new release DVDs and back catalog DVDs is estimated to be 1 year and 3 years, respectively. In estimating the useful life of its DVDs, the Company takes into account library utilization as well as an estimate for lost or damaged DVDs. Volume purchase discounts received from studios on the purchase of titles are recorded as a reduction of DVD inventory when earned.

The Company provides a salvage value of $3.00 per DVD for those direct purchase DVDs that the Company estimates it will sell at the end of their useful lives. For those DVDs that the Company does not expect to sell, no salvage value is provided.

Under revenue sharing agreements with studios and distributors, the Company generally obtains titles for low initial cost in exchange for a commitment to share a percentage of our subscription revenues or a fee, based on utilization, over a fixed period, or the Title Term, which typically ranges from six to twelve months for each DVD title. The revenue sharing expense associated with the use of each title is expensed to cost of revenues. At the end of the Title Term, the Company generally has the option of returning the DVD title to the studio, destroying the title or purchasing the title. In addition, the Company remits an upfront non-refundable payment to acquire titles from the studios and distributors under revenue sharing agreements. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with the

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company’s DVD amortization policy. This payment may also include a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is charged to expense as future revenue sharing obligations are incurred.

The Company amortizes license fees on Internet-based content on a straight-line basis consistent with the terms of the license agreements.

Amortization of Intangible Assets

Intangible assets are carried at cost less accumulated amortization. The Company amortizes the intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from approximately 10 years to 14 years. Intangible assets are included as part of other assets in the consolidated balance sheets. In the first quarter of 2007, the Company wrote off fully amortized intangible assets of $11.9 million. See Note 3 for further discussion.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to 5 years, or the lease term for leasehold improvements, if applicable. See Note 3 for further discussion.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets such as content library, property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. The Company evaluated its long-lived assets, and impairment charges were not material for any of the years presented.

Capitalized Software Costs

The Company accounts for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet the Company’s internal needs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, and Statement of Position (SOP) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the application development stage for software programs to be used solely to meet our internal needs are capitalized. Capitalized software costs are included in property and equipment, net and are amortized over the estimated useful life of the software, generally up to three years. The net book value of capitalized software costs is not significant as of December 31, 2007 and 2006.

Revenue Recognition

Subscription revenues are recognized ratably over each subscriber’s monthly subscription period. Refunds to subscribers are recorded as a reduction of revenues. Revenues from sales of advertising are recognized upon completion of the campaign. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities. Deferred revenue consists of subscriptions revenues billed to subscribers that have not been recognized and gift subscriptions that have not been redeemed.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Revenues

Subscription.    Cost of subscription revenues consists of postage and packaging expenses, amortization of the content library and revenue sharing expenses. Revenue sharing expenses are recorded when either DVDs are shipped to subscribers or Internet-based content is viewed by subscribers.

The terms of some revenue sharing agreements with studios obligate the Company to make minimum revenue sharing payments for certain titles. The Company amortizes minimum revenue sharing prepayments (or accretes an amount payable to studios if the payment is due in arrears) as revenue sharing obligations are incurred. A provision for estimated shortfall, if any, on minimum revenue sharing payments is made in the period in which the shortfall becomes probable and can be reasonably estimated. Additionally, the terms of certain purchase agreements with studios provide for rebates based on achieving specified performance levels. The Company accrues for these rebates as earned based on historical title performance and estimates of demand for the titles over the remainder of the title term. Actual rebates may vary which could result in an increase or reduction in the estimated amounts previously accrued.

Fulfillment Expenses.    Fulfillment expenses represent those costs incurred in operating and staffing the Company’s fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company’s content library. Fulfillment expenses also include credit card fees.

Technology and Development

Technology and development expenses consist of payroll and related costs incurred in testing, maintaining and modifying the Company’s Web site, its recommendation service, developing solutions for the Internet-based delivery of content to subscribers, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software used to run its Web site and store its data.

Marketing

Marketing expenses consist primarily of advertising expenses. Advertising expenses include marketing program expenditures and other promotional activities, including revenue sharing expenses, postage and packaging expenses and content amortization related to free trial periods. Advertising costs are expensed as incurred except for advertising production costs, which are expensed the first time the advertising is run. Advertising expense totaled approximately $207.9 million, $215.3 million and $135.9 million in 2007, 2006 and 2005, respectively.

The Company and its vendors participate in a variety of cooperative advertising programs and other promotional programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising of the vendor’s products. If the consideration received represents reimbursement of specific incremental and identifiable costs incurred to promote the vendor’s product, it is recorded as an offset to the associated marketing expense incurred. Any reimbursement greater than the specific incremental and identifiable costs incurred is recognized as a reduction of cost of revenues when recognized in the Company’s consolidated statements of operations.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

Comprehensive Income

The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components in the financial statements. Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of tax. Total comprehensive income and the components of accumulated other comprehensive income are presented in the accompanying consolidated statements of stockholders’ equity.

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

	Year ended December 31,
	2007	2006	2005
	(in thousands, except per share data)
Basic earnings per share:
Net income	$66,952	$49,082	$42,027
Shares used in computation:
Weighted-average common shares outstanding	67,076	62,577	53,528

Basic earnings per share	$1.00	$0.78	$0.79

Diluted earnings per share:
Net income	$66,952	$49,082	$42,027
Shares used in computation:
Weighted-average common shares outstanding	67,076	62,577	53,528
Warrants	—	4,093	8,354
Employee stock options and employee stock purchase plan shares	1,826	2,405	3,636

Weighted-average number of shares	68,902	69,075	65,518

Diluted earnings per share	$0.97	$0.71	$0.64

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. There were no outstanding warrants during the year ended December 31, 2007. For the years ended December 31, 2006 and 2005, no outstanding warrants were excluded from the diluted calculation as their exercise prices were lower than the average market price of the common stock. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31
	2007	2006	2005
	(in thousands)
Employee stock options	1,973	1,196	1,023

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average exercise price of excluded outstanding stock options was $27.83, $29.84 and $28.39 for the years ended December 31, 2007, 2006 and 2005, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”), using the modified prospective method. The Company had previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123 in 2003, and restated prior periods at that time. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were generally consistent, the adoption of SFAS No. 123(R) did not have a significant impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141-R, Business Combinations (SFAS No. 141-R), to replace SFAS No. 141, Business Combinations. SFAS No. 141-R requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected to be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. In December 2007, the FASB issued proposed FASB Staff Position (“FSP”) No. 157-b (FSP No. 157-b), which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-b partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP No. 157-b. The Company does not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes. The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Taxes. Specifically, the pronouncement prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure and transition of uncertain tax positions. The interpretation was effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on our financial position or results of operations.

2.    Short-term Investments

At December 31, 2007, short-term investments were classified as available-for-sale securities and are reported at fair value as follows:

	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$36,445	$315	$(85)	$36,675
Government and agency securities	130,884	2,155	(33)	133,006
Asset and mortgage backed securities	37,842	307	(127)	38,022

	$205,171	$2,777	$(245)	$207,703

The Company recognized gross realized gains of $0.7 million and gross realized losses of $0.05 million during 2007 from the sales of available-for-sale securities. The Company recognized interest income related to available-for-sale securities of $9.6 million during 2007. Realized gains and losses and interest income are included in interest and other income (expense).

The estimated fair value of short-term investments by contractual maturity as of December 31, 2007 is as follows:

(in thousands)
Due within one year	$22,950
Due after one year and through 5 years	165,695
Due after 5 years and through 10 years	2,950
Due after 10 years	16,108

Total short-term investments	$207,703

As the portfolio has been in existence for less than one year as of December 31, 2007, there are no investments which have been in a continuous loss position for more than twelve months.

3.    Balance Sheet Components

Content Library, Net

Content library and accumulated amortization consisted of the following:

	As of December 31,
	2007	2006
	(in thousands)
Content library, gross	$698,704	$484,034
Less accumulated amortization	(566,249)	(379,126)

Content library, net	$132,455	$104,908

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment, Net

Property and equipment and accumulated depreciation consisted of the following:

		As of December 31,
		2007	2006
		(in thousands)
Computer equipment	3 years	$35,585	$28,237
Other equipment	3-5 years	41,140	25,000
Computer software, including internal-use software	1-3 years	22,058	16,883
Furniture and fixtures	3 years	7,882	4,855
Leasehold improvements	Over life of lease	18,440	14,389
Capital work-in-progress		18,452	11,482

Property and equipment, gross		143,557	100,846
Less: Accumulated depreciation		(66,231)	(45,343)

Property and equipment, net		$77,326	$55,503

Capital work-in-progress consists primarily of approximately $10.2 million of capital expenditures not yet in service and approximately $8.2 million of leasehold improvements associated with the leasing of the building adjacent to the Company’s headquarters in Los Gatos, California. The building is expected to be completed in the first quarter of 2008, at which time the Company will commence depreciation of the related leasehold improvements. The leasehold improvements will be depreciated over the shorter of the lease term or the estimated useful life of the related assets.

Intangible Assets

Intangible assets and accumulated amortization consisted of the following:

	As of December 31,
	2007	2006
	(in thousands)
Patents, gross	$1,566	$1,066
Less accumulated amortization	(200)	(97)

Patents, net	$1,366	$969

The weighted-average remaining estimated lives of the patents are approximately 9 years. The annual amortization expense of the patents that existed as of December 31, 2007 is expected to be approximately $0.2 million for each of the five succeeding years.

Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2007	2006
	(in thousands)
Accrued state sales and use tax	$9,469	$9,019
Accrued payroll and employee benefits	4,607	5,080
Accrued settlement costs	6,732	6,615
Other	15,658	9,191

Total accrued expenses	$36,466	$29,905

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Warrants

In July 2001, in connection with borrowings under subordinated promissory notes, the Company issued to the note holders warrants to purchase 13,637,894 shares of the Company’s common stock at $1.50 per share. The Company accounted for the fair value of the warrants of $10.9 million as an increase to additional paid-in capital with a corresponding discount on subordinated notes payable. As of December 31, 2004, warrants to purchase 9,100,120 shares of the Company’s common stock remained outstanding. Warrants to purchase 1,894 shares were exercised in 2005 and accordingly, as of December 31, 2005, warrants to purchase 9,098,226 shares of the Company’s common stock remained outstanding. In 2006, the remaining warrants were exercised, and accordingly, there were no warrants outstanding as of December 31, 2006. There were no warrants issued in 2007.

5.    Commitments and Contingencies

Lease Commitments

The Company leases facilities under non-cancelable operating leases with various expiration dates through 2013. The facilities generally require the Company to pay property taxes, insurance and maintenance costs. Further, several lease agreements contain rent escalation clauses or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the consolidated statements of operations. The Company has the option to extend or renew most of its leases which may increase the future minimum lease commitments.

Future minimum lease payments under non-cancelable capital and operating leases as of December 31, 2007 are as follows:

Year Ending December 31,	Operating Leases
(in thousands)
2008	$15,133
2009	13,603
2010	10,629
2011	7,759
2012	6,408
Thereafter	697

Total minimum payments	$54,229

Rent expense associated with the operating leases was $11.9 million, $10.8 million and $7.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company expenses legal fees as incurred. Listed below are material legal proceedings to which the Company is a party. An unfavorable outcome of any of these matters could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, breach of contract as well as claims relating to the Company’s statements regarding DVD delivery times. The Company entered into an amended settlement under which Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were a member on October 19, 2005 are eligible to receive a free one-month upgrade in service level, and Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were not a member on October 19, 2005 are eligible to receive a free one-month Netflix membership of either the 1, 2 or 3 DVDs at-a-time unlimited program. The Court issued final judgment on the settlement on July 28, 2006, awarding plaintiffs’ attorneys’ fees and expenses of $2.1 million. The final judgment has been appealed to the California Court of Appeals, First Appellate District. The Appellate Court has not set a hearing date. In accordance with SFAS No. 5, Accounting for Contingencies, the Company estimated and recorded a charge against earnings in general and administrative expenses associated with the legal fees and the incremental expected costs for the free one month membership to former subscribers, of which $6.7 million is included in accrued expenses as of December 31, 2007. The charge for the free one month upgrade to the next level program for existing subscribers will be recorded when the subscribers utilize the upgrade. The actual cost of the settlement will be dependent upon many unknown factors such as the number of former Netflix subscribers who will actually redeem the settlement benefit when it is made available following the appeal period. The Company denies any wrongdoing.

On January 2, 2007, Lycos, Inc. filed a complaint for patent infringement against the Company, TiVo, Inc. and Blockbuster, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges that the Company infringed U.S. Patents Nos. 5,867,799 and 5,983,214, entitled “Information System and Method for Filtering a Massive Flow of Information Entities to Meet User Information Classification Needs” and “System and Method Employing Individual User Content-Based Data and User Collaboration Feedback Data to Evaluate the Content of an Information Entity in a Large Information Communication Network”, respectively. The complaint seeks unspecified compensatory and enhanced damages, interest and fees and seeks to permanently enjoin the defendants from infringing the patents in the future. On August 6, 2007, the case was transferred to the District of Massachusetts.

On January 31, 2007, Dennis Dilbeck filed a putative class action lawsuit against the Company in the United States District Court for the Northern District of California captioned Dennis Dilbeck vs. Netflix, Inc., Civil Case No. C 07 00643 PVT. The complaint alleges that the Company violated antitrust and unfair competition laws in seeking to enforce two of its patents against Blockbuster, Inc. and other potential competitors, which patents were allegedly obtained by deceiving the U.S. Patent and Trademark Office. The complaint alleges that the Company’s subscribers have paid artificially inflated subscription prices because potential competitors were allegedly deterred from entering the online DVD rental market by the Company’s patents. The complaint purports to be on behalf of existing and past subscribers who allegedly would have paid lower subscription rates but for the alleged anticompetitive conduct. The complaint seeks injunctive relief, restitution and damages in an unspecified amount. Subsequently, two other consumer class actions were filed in the United States District Court for the Northern District of California—Melanie Polk-Stamps and Babacar Diene vs. Netflix, Inc., Civil Case C 07-01266 and Steven Dassa v. Netflix, Inc., Civil Case C 07 1978 RS – each of which alleged the same causes of actions and made the same request for damages as those set forth in the Dilbeck case. On March 17, 2007, the court entered an order consolidating all of the class actions. Netflix subsequently filed a motion to

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dismiss the consolidated case. On June 14, 2007, the court entered an order granting Netflix’s motion to dismiss but allowing plaintiffs leave to file an amended complaint. After conducting some discovery, the plaintiffs did not amend their complaint and the parties requested that the case be dismissed. On October 22, 2007, the court granted the request that the case be dismissed.

On April 9, 2007, SBJ Holdings 1, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned SBJ Holdings 1, LLC v. Netflix, Inc., Amazon.com, Inc. BarnesandNoble.com, LLC, and Borders Group, Inc., Civil Action No. 2:07-cv-120-TJW. The complaint alleges that the Company infringed U.S. Patent No. 6,330,592 B1 entitled “Method, Memory, Product, and Code for Displaying Pre-Customized Content Associated with Visitor Data”, issued on December 11, 2001. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patent in the future.

On August 23, 2007, Constellation IP, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned Constellation IP, LLC v. The Allstate Corporation, et al., Civil Action No. 5:07-cv-00134. The complaint alleges that the Company infringed U.S. Patent No. 6,453,302 entitled “Computer Generated Presentation System”, issued on September 17, 2002. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patent in the future. On November 30, 2007, the Company entered into a settlement agreement with the plaintiff. On December 6, 2007 the plaintiff filed a motion to dismiss the Company from the litigation. On January 9, 2008, the court entered an Order dismissing all claims against the Company with prejudice.

On October 16, 2007, Refined Recommendation Corporation filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of New Jersey, captioned Refined Recommendation Corporation v. Netflix, Inc., Civil Action No. 2:07-cv-04981-DMC-MF. The complaint alleges that the Company infringed U.S. Patent No. 6,606,102 entitled “Optimizing Interest Potential”, issued on August 12, 2003. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patent in the future. On February 15, 2008, the case was transferred to the Northern District of California.

On December 28, 2007, Parallel Networks, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned Parallel Networks, LLC v. Netflix, Inc., et. al, Civil Action No 2:07-cv-562-LED. The complaint alleges that the Company infringed U.S. Patent Nos. 5,894,554 and 6,415,335 B1 entitled “System For Managing Dynamic Web Page Generation Requests by Intercepting Request at Web Server and Routing to Page Server Thereby Releasing Web Server to Process Other Requests” and “System and Method for Managing Dynamic Web Page Generation Requests”, issued on April 13, 1999 and July 2, 2002, respectively. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patent in the future.

6.    Guarantees—Intellectual Property Indemnification Obligations

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

7.    Stockholders’ Equity

On May 3, 2006, the Company issued 3,500,000 shares of common stock upon the closing of a secondary public offering for net proceeds of $101.1 million.

On April 18, 2007, the Company announced a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2007. During the year ended December 31, 2007, the Company repurchased 4,733,788 shares of common stock at an average price of $21.09 per share for an aggregate amount of $99.9 million, net of expenses. Stock repurchases are accounted for under the retirement method as all shares repurchased have been retired. There were no unsettled share repurchases as of December 31, 2007.

On January 31, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2008. Under this program, the Company repurchased 3,847,062 shares of common stock at an average price of $25.96 per share for an aggregate amount of $99.9 million, net of expenses.

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 31, 2007 and 2006.

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

Employee Stock Purchase Plan

In February 2002, the Company adopted the 2002 Employee Stock Purchase Plan (“ESPP”), which reserved a total of 1,166,666 shares of common stock for issuance. The 2002 Employee Stock Purchase Plan also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of:

•	2% of the outstanding shares of the common stock on the first day of the applicable year;

•	666,666 shares; and

•	such other amount as the Company’s Board of Directors may determine.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the Company’s ESPP, employees may purchase common stock of the Company through accumulated payroll deductions. The purchase price of the common stock acquired by the employees participating in the ESPP is 85% of the closing price on either the first day of the offering period or the last day of the purchase period, whichever is lower. Through May 1, 2006, offering periods were twenty-four months, and the purchase periods were six months. Therefore, each offering period included four six-month purchase periods, and the purchase price for each six-month period was determined by comparing the closing prices on the first day of the offering period and the last day of the applicable purchase period. In this manner, the look-back for determining the purchase price was up to twenty-four months. However, effective May 1, 2006, the ESPP was amended so that offering and purchase periods take place concurrently in consecutive six month increments. Under the amended ESPP, therefore, the look-back for determining the purchase price is six months. Employees may invest up to 15% of their gross compensation through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. During the years ended December 31, 2007, 2006 and 2005, employees purchased approximately 205,416, 378,361 and 349,229 shares at average prices of $18.43, $9.84 and $8.09 per share, respectively. Cash received from purchases under the ESPP for the years ended December 31, 2007, 2006 and 2005 was $3.8 million, $3.7 million and $2.8 million, respectively. As of December 31, 2007, 2,630,931 shares were available for future issuance under the 2002 Employee Stock Purchase Plan.

Stock Option Plans

In December 1997, the Company adopted the 1997 Stock Plan, which was amended and restated in October 2001. The 1997 Stock Plan provides for the issuance of stock purchase rights, incentive stock options or non-statutory stock options. In November 2007, the 1997 Stock Plan expired and, as a result, there were no shares reserved for future issuance upon the exercise of outstanding options under the 1997 Stock Plan as of December 31, 2007.

In February 2002, the Company adopted the 2002 Stock Plan, which was amended and restated in May 2006. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. As of December 31, 2007, 3,994,866 shares were reserved for future issuance under the 2002 Stock Plan.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the activities related to the Company’s options is as follows:

	Shares Available for Grant	Options Outstanding		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2004	4,251,012	5,815,752	7.91
Authorized	2,000,000	—	—
Granted	(1,741,319)	1,741,319	15.30
Exercised	—	(1,629,115)	6.22
Canceled	73,140	(73,140)	19.68

Balances as of December 31, 2005	4,582,833	5,854,816	10.43
Authorized	2,000,000	—	—
Granted	(1,043,910)	1,043,910	25.70
Exercised	—	(1,379,012)	6.07
Canceled	66,261	(66,261)	28.56

Balances as of December 31, 2006	5,605,184	5,453,453	14.23
Granted	(1,103,522)	1,103,522	21.72
Exercised	—	(828,824)	7.03
Canceled	108,513	(108,513)	29.46
Expired	(615,309)	—	—

Balances as of December 31, 2007	3,994,866	5,619,638	16.47	6.53	60,856
Vested and exercisable at December 31, 2007		5,619,638	16.47	6.53	60,856

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was $13.7 million, $29.2 million and $24.0 million, respectively.

Cash received from option exercises for the years ended December 31, 2007, 2006 and 2005 was $5.8 million, $8.4 million and $10.1 million, respectively.

The following table summarizes information on outstanding and exercisable options as of December 31, 2007:

Options Outstanding and Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exerices Price
$0.08 – $1.50	1,411,329	3.75	$1.50
$1.51 – $5.51	144,936	4.27	4.01
$5.52 – $11.48	406,235	6.70	10.69
$11.49 – $16.33	425,155	6.63	13.43
$16.34 – $21.45	1,006,254	8.18	19.16
$21.46 – $26.29	893,128	8.67	23.78
$26.30 – $29.60	1,006,781	7.25	27.74
$29.61 – $36.37	325,820	6.09	34.90

	5,619,638	6.53	16.47

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation

Vested stock options granted before June 30, 2004 can be exercised up to three months following termination of employment. Vested stock options granted after June 30, 2004 and before January 1, 2007 can be exercised up to one year following termination of employment. For newly granted options, beginning in January 2007, employee stock options will remain exercisable for the full ten year contractual term regardless of employment status. In conjunction with this change, the Company changed its method of calculating the fair value of new stock-based compensation awards granted under its stock option plans from a Black-Scholes model to a lattice-binomial model. The Company believes that the lattice-binomial model is more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. The lattice-binomial model has been applied prospectively to options granted in 2007. The following table summarizes the assumptions used to value option grants using the Black-Scholes model in 2005 and 2006 and a lattice-binomial model in 2007:

	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	43% – 52%	48%	59%
Risk-free interest rate	4.40% – 4.92%	4.76%	3.67%
Expected life (in years)	—	3.93	3.08
Suboptimal exercise factor	1.77-2.09	—	—

The fair value of shares issued under the ESPP is estimated using the Black-Scholes option pricing model. The following table summarizes the assumptions used to value shares issued under the ESPP:

	Year Ended December 31,
	2007	2006	2005
Dividend yield	0%	0%	0%
Expected volatility	42%	39%	45%
Risk-free interest rate	4.62%	5.07%	3.80%
Expected life (in years)	0.5	0.5	1.3

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

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected life for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted. In the year ended December 31, 2007, under the lattice-binomial model, the Company used a suboptimal exercise factor ranging from 2.06 to 2.09 for executives and 1.77 to 1.78 for non-executives, which resulted in a calculated expected life of the option grants of 5 years for executives and 4 years for non-executives. From the second quarter through the fourth quarter of 2006, under the Black-Scholes model, the Company used an estimate of expected life of 5 years for executives and 3 years for non-executives. The Company used an estimate of expected life of 4 years for executives and 3 years for non-executives from the second quarter of 2005 through the first quarter of 2006.

The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. The Company does not anticipate paying any cash dividends in the

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company does not use a post-vesting termination rate as options are fully vested upon grant date.

The weighted-average fair value of employee stock options granted during 2007, 2006 and 2005 was $9.68, $10.76 and $6.16 per share, respectively. The weighted-average fair value of shares granted under the employee stock purchase plan during 2007, 2006 and 2005 was $6.70, $7.49 and $6.68 per share, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases under SFAS No. 123(R) which was allocated as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Fulfillment expenses	$427	$925	$1,225
Technology and development	3,695	3,608	4,446
Marketing	2,160	2,138	2,565
General and administrative	5,694	6,025	6,091

Stock-based compensation expense before income taxes	11,976	12,696	14,327
Income tax benefit	(4,757)	(4,937)	—

Total stock-based compensation after income taxes	$7,219	$7,759	$14,327

8.    Income Taxes

The components of provision for (benefit from) income taxes for all periods presented were as follows:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Current tax provision:
Federal	$38,002	$10,282	$633
State	7,208	4,804	580

Total current	45,210	15,086	1,213
Deferred tax provision:
Federal	(413)	15,005	(31,453)
State	(248)	1,145	(3,452)

Total deferred	(661)	16,150	(34,905)

Provision for (benefit from) income taxes	$44,549	$31,236	$(33,692)

Provision for (benefit from) income taxes differed from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income as a result of the following:

	Year Ended December 31,
	2007	2006	2005
	(in thousands)
Expected tax expense at U.S. federal statutory rate of 35%	$39,025	$28,111	$2,917
State income taxes, net of Federal income tax effect	5,818	3,866	377
Valuation allowance	(80)	(16)	(35,596)
Stock-based compensation	(248)	(878)	(1,433)
Other	34	153	43

Provision for (benefit from) income taxes	44,549	$31,236	$(33,692)

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences and tax carryforwards that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	Year Ended December 31,
	2007	2006
Deferred tax assets:
Accruals and reserves	$2,986	$3,109
Depreciation	473	1,393
Stock-based compensation	15,736	12,769
Other	(699)	1,564

Gross deferred tax assets	18,496	18,835
Valuation allowance against deferred tax assets	—	(80)

Net deferred tax assets	$18,496	$18,755

The total valuation allowance for the years ended December 31, 2007 and 2006 decreased by $0.08 million and $0.016 million, respectively.

As a result of the Company’s analysis of expected future income at December 31, 2005, it was considered more likely than not that substantially all deferred tax assets would be realized, resulting in the release of the previously recorded valuation allowance and generating a $34.9 million tax benefit. In evaluating its ability to realize the deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2007 it was considered more likely than not that substantially all deferred tax assets would be realized, and no valuation allowance was recorded.

As of December 31, 2006, the Company had unrecognized net operating loss carryforwards for federal tax purposes of approximately $56 million attributable to excess tax deductions related to stock options. In 2007 all of the unrecognized net operating loss was used to reduce the taxable income and the benefit was credited to equity.

The Company files income tax returns in the U.S. federal jurisdiction and all of the states where income tax is imposed. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 1997.

9.    Employee Benefit Plan

The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 60% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board of Directors. During 2007, 2006 and 2005, the Company’s matching contributions totaled $1.5 million, $1.4 million and $0.9 million, respectively.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Related Party Transaction

In April 2007, Netflix entered into a license agreement with a company in which an employee had a significant ownership interest at that time. Pursuant to this agreement, Netflix recorded a charge of $2.5 million in technology and development expense. In January 2008, in conjunction with various arrangements Netflix paid a total of $6.0 million to this same company, of which $5.7 million will be accounted for as an investment under the cost method. In conjunction with these arrangements, the employee with the significant ownership interest in the same company terminated his employment with Netflix.

11.    Selected Quarterly Financial Data (Unaudited)

	Quarter Ended
	December 31	September 30	June 30	March 31
2007
Total revenues	$302,355	$293,972	$303,693	$305,320
Gross profit	$102,305	$99,519	$107,000	$110,348
Net income	$15,776	$15,732	$25,580	$9,864
Net income per share:
Basic	$0.24	$0.24	$0.38	$0.14
Diluted	$0.24	$0.23	$0.37	$0.14
Subscribers at end of period	7,479	7,028	6,742	6,797

2006
Total revenues	$277,233	$255,950	$239,351	$224,126
Gross profit	$107,885	$97,157	$88,772	$75,861
Net income	$14,860	$12,781	$17,037	$4,404
Net income per share:
Basic	$0.22	$0.19	$0.29	$0.08
Diluted	$0.21	$0.18	$0.25	$0.07
Subscribers at end of period	6,316	5,662	5,169	4,866

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated: February 27, 2008	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: February 27, 2008	By:	/s/ BARRY MCCARTHY
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

Signature	Title	Date
/s/ REED HASTINGS Reed Hastings	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2008

/s/ BARRY MCCARTHY Barry McCarthy	Chief Financial Officer (principal financial and accounting officer)	February 27, 2008

/s/ RICHARD BARTON Richard Barton	Director	February 27, 2008

/s/ TIMOTHY M. HALEY Timothy M. Haley	Director	February 27, 2008

/s/ JAY C. HOAG Jay C. Hoag	Director	February 27, 2008

/s/ GREG STANGER Greg Stanger	Director	February 27, 2008

/s/ MICHAEL N. SCHUH Michael N. Schuh	Director	February 27, 2008

/s/ CHARLES H. GIANCARLO Charles H. Giancarlo	Director	February 27, 2008

/s/ A. GEORGE BATTLE A. George Battle	Director	February 27, 2008

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.8	Lease between Sobrato Interest II and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

23.1	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan