Form 10-Q
period 2008-03-31
NETFLIX INC
filed 2008-05-06
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2008, there were 61,688,144 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues	$326,183	$305,320
Cost of revenues:
Subscription	187,156	165,189
Fulfillment expenses *	35,649	29,783

Total cost of revenues	222,805	194,972

Gross profit	103,378	110,348

Operating expenses:
Technology and development *	20,516	15,715
Marketing *	54,936	72,138
General and administrative *	13,816	12,188
Gain on disposal of DVDs	(833)	(908)

Total operating expenses	88,435	99,133

Operating income	14,943	11,215
Other income (expense):
Interest and other income (expense)	7,660	5,350

Income before income taxes	22,603	16,565
Provision for income taxes	9,225	6,701

Net income	$13,378	$9,864

Net income per share:
Basic	$0.21	$0.14

Diluted	$0.21	$0.14

Weighted average common shares outstanding:
Basic	62,776	68,693

Diluted	64,840	70,672

* Stock-based compensation included in expense line items:
Fulfillment expenses	$106	$146
Technology and development	996	757
Marketing	509	531
General and administrative	1,519	1,369

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$168,989	$177,439
Short-term investments	126,506	207,703
Prepaid expenses	6,780	6,116
Prepaid revenue sharing expenses	7,402	6,983
Deferred tax assets	3,277	2,254
Other current assets	13,208	16,037

Total current assets	326,162	416,532
Content library, net	145,361	132,455
Property and equipment, net	86,997	77,326
Deferred tax assets	16,767	16,242
Other assets	10,391	4,465

Total assets	$585,678	$647,020

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$114,568	$104,445
Accrued expenses	44,021	36,466
Deferred revenue	68,375	71,665

Total current liabilities	226,964	212,576
Other liabilities	3,281	3,695

Total liabilities	230,245	216,271
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at March 31, 2008 and December 31, 2007; 61,550,284 and 64,912,915 issued and outstanding at March 31, 2008 and December 31, 2007, respectively	61	65
Additional paid-in capital	315,321	402,710
Accumulated other comprehensive income	310	1,611
Retained earnings	39,741	26,363

Total stockholders’ equity	355,433	430,749

Total liabilities and stockholders’ equity	$585,678	$647,020

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2008	March 31, 2007
Cash flows from operating activities:
Net income	$13,378	$9,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	6,359	4,625
Amortization of content library	57,570	49,442
Amortization of discounts and premiums on investments	139	(82)
Stock-based compensation expense	3,130	2,803
Excess tax benefits from stock-based compensation	(820)	(4,076)
Gain on sale of short-term investments	(4,320)	(147)
Gain on disposal of DVDs	(2,592)	(2,597)
Deferred taxes	(836)	(255)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,562	(10,266)
Accounts payable	(1,199)	11,399
Accrued expenses	7,827	7,699
Deferred revenue	(3,290)	(5,444)
Other assets and liabilities	(161)	64

Net cash provided by operating activities	77,747	63,029

Cash flows from investing activities:
Purchases of short-term investments	(91,954)	(264,234)
Proceeds from sale of short-term investments	175,319	95,422
Purchases of property and equipment	(12,431)	(18,013)
Acquisitions of content library	(65,123)	(68,541)
Proceeds from sale of DVDs	4,507	5,626
Investment in business	(6,000)	—
Other assets	8	(103)

Net cash provided by (used in) investing activities	4,326	(249,843)

Cash flows from financing activities:
Proceeds from issuance of common stock	8,542	766
Excess tax benefits from stock-based compensation	820	4,076
Repurchases of common stock	(99,885)	—

Net cash (used in) provided by financing activities	(90,523)	4,842

Net decrease in cash and cash equivalents	(8,450)	(181,972)
Cash and cash equivalents, beginning of period	177,439	400,430

Cash and cash equivalents, end of period	$168,989	$218,458

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Examples include the estimates of useful lives and residual value of the Company’s content library, the valuation of stock-based compensation and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2008. Interim results are not necessarily indicative of the results for a full year.

Fair Value of Financial Instruments

The fair value of the Company’s cash and cash equivalents, short-term investments, accounts payable and accrued expenses approximates their carrying value due to their short maturities.

Cash Equivalents and Short-Term Investments

The Company classifies cash equivalents and short-term investments in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company classifies short-term investments as available-for-sale, which consists of marketable securities with original maturities in excess of 90 days. Short-term investments are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity in the condensed consolidated balance sheets. The amortization of premiums and discounts, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income (expense) in the condensed consolidated statements of operations. The Company uses the specific identification method to determine cost when calculating realized gains and losses upon the sale of short-term investments.

Short-term investments are reviewed periodically to identify possible other-than-temporary impairment. When evaluating the investments, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company’s short-term investments had no other-than-temporary impairment during the three months ended March 31, 2008 and 2007.

Restricted Cash

As of March 31, 2008 and December 31, 2007, other assets included restricted cash of $1.9 million related to workers’ compensation insurance deposits. In addition, as of March 31, 2008 and December 31, 2007, other current assets included $2.3 million set aside for plaintiffs’ attorneys’ fees and expenses in the Chavez vs. Netflix, Inc. lawsuit. See Note 7 to the condensed consolidated financial statements for further discussion.

Content Library

The Company acquires content from studios and distributors through direct purchases, revenue sharing agreements and license agreements. The Company acquires content for the purpose of rental to its subscribers and earns subscription rental revenues and, as such, considers its content library to be a productive asset. Accordingly, the Company classifies its content library as a non-current asset in its condensed consolidated balance sheets. Additionally, in accordance with SFAS No. 95, Statement of Cash Flows, cash outflows for the acquisition of the content library, net of changes in accounts payable, are classified as cash flows from investing activities in the Company’s condensed consolidated statements of cash flows. This is inclusive of any upfront non-refundable payments required under revenue sharing agreements.

The Company amortizes its DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful lives of new release and catalog DVDs are estimated to be one year and three years, respectively. In estimating the useful lives of the DVDs, the Company takes into account library utilization as well as an estimate for lost or damaged DVDs. Volume purchase discounts received from studios on the purchase of titles are recorded as a reduction of DVD inventory when earned.

The Company provides a salvage value of $3.00 per DVD for direct purchase DVDs that the Company estimates it will sell at the end of their useful lives. For DVDs that the Company does not expect to sell, no salvage value is provided.

Under revenue sharing agreements with studios and distributors, the Company generally obtains titles for a low initial cost in exchange for a commitment to share a percentage of its subscription revenues or a fee, based on utilization, over a fixed period, or the title term, which typically ranges from six to twelve months for each DVD title. The revenue sharing expense associated with the use of each title is expensed to cost of revenues. At the end of the title term, the Company generally has the option of returning the DVD title to the studio, destroying the title or purchasing the title. In addition, the Company remits an upfront non-refundable payment to acquire titles from the studios and distributors under revenue sharing agreements. This payment includes a contractually specified initial fixed license fee that is capitalized and amortized in accordance with the Company’s DVD amortization policy. This payment may also include a contractually specified prepayment of future revenue sharing obligations that is classified as prepaid revenue sharing expense and is charged to expense as future revenue sharing obligations are incurred.

The Company offers movies and TV episodes that can be watched on subscribers’ PCs (“streaming content”). The Company amortizes license fees on streaming content on a straight-line basis consistent with the terms of the license agreements. Streaming content is also acquired under revenue sharing agreements with studios and distributors.

Amortization of Intangible Assets

Intangible assets are carried at cost less accumulated amortization. The Company amortizes intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from approximately 10 to 14 years. Intangible assets are included in other assets in the condensed consolidated balance sheets.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to five years, or the lease term for leasehold improvements, if applicable.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as content library, property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount in which the carrying amount of an asset group exceeds fair value of the asset group. Impairment charges were not material during the three months ended March 31, 2008 and 2007.

Capitalized Software Costs

The Company accounts for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet the Company’s internal needs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed and Statement of Position (“SOP”) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the application development stage for software programs to be used solely to meet the Company’s internal needs are capitalized. Capitalized software costs are included in property and equipment, net and are amortized over the estimated useful lives of the software, generally up to three years. The net book value of capitalized software costs is not significant as of March 31, 2008 and December 31, 2007.

Revenue Recognition

Subscription revenues are recognized ratably over each subscriber’s monthly subscription period. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities. Refunds to subscribers are recorded as a reduction of revenues. Revenues from advertising sales are recognized upon completion of the campaigns. Deferred revenue consists of subscription revenues billed to subscribers that have not been recognized and gift subscriptions that have not been redeemed.

Cost of Revenues

Subscription. Cost of subscription revenues consists of postage and packaging expenses, amortization of the content library and revenue sharing expenses. Revenue sharing expenses are recorded when DVDs are shipped to subscribers or subscribers watch streaming content.

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

Fulfillment expenses. Fulfillment expenses represent costs incurred in operating and staffing the Company’s shipping centers and customer service location, including costs attributable to receiving, inspecting and warehousing the Company’s content library. Fulfillment expenses also include credit card fees.

Technology and Development

Technology and development expenses consist of payroll and related costs incurred in testing, maintaining and modifying the Company’s Web site, recommendation service, telecommunications systems and infrastructure. Technology and development expenses also include costs incurred related to improvements for the delivery of streaming content, other internal-use software systems and the depreciation of the computer hardware and capitalized software used to run the Company’s Web site and store its data.

Marketing

Marketing expenses consist primarily of advertising costs. Advertising costs include marketing program expenditures and other promotional activities, including revenue sharing expenses, postage and packaging expenses and content amortization related to free trial periods. Advertising costs are expensed as incurred except for advertising production costs, which are expensed the first time the advertising is run.

The Company and its vendors participate in a variety of cooperative advertising programs and other promotional programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising of the vendor’s products. If the consideration received represents reimbursement of specific incremental and identifiable costs incurred to promote the vendor’s product, it is recorded as an offset to the associated marketing expense incurred. Any reimbursement greater than the specific incremental and identifiable costs incurred is recognized as a reduction in cost of revenues when recognized in the Company’s condensed consolidated statements of operations.

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

Net Income Per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and shares currently purchasable pursuant to our employee stock purchase plan using the treasury stock method. The computation of net income per share is as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands, except per share data)
Basic earnings per share:
Net income	$13,378	$9,864
Shares used in computation:
Weighted-average common shares outstanding	62,776	68,693

Basic earnings per share	$0.21	$0.14

Diluted earnings per share:
Net income	$13,378	$9,864
Shares used in computation:
Weighted-average common shares outstanding	62,776	68,693
Employee stock options and employee stock purchase plan shares	2,064	1,979

Weighted-average number of shares	64,840	70,672

Diluted earnings per share	$0.21	$0.14

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)
Employee stock options	616	1,756

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Upon the adoption of SFAS No. 123(R), the Company classified tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows. See Note 5 to the condensed consolidated financial statements for further discussion.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. SFAS No. 159 was effective for the Company beginning in the first quarter of fiscal 2008. The Company elected to account for the investment in a business under the cost method during the first quarter of 2008. The adoption of SFAS No. 159 in the first quarter of fiscal 2008 did not impact the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP No. 157-2. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations. See Note 2 to the condensed consolidated financial statements for further discussion.

2. Short-Term Investments and Fair Value Measurement

Short-term investments are classified as available-for-sale securities and are reported at fair value as follows:

	March 31, 2008
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$33,800	$565	$(96)	$34,269
Government and agency securities	56,703	197	(4)	56,896
Asset and mortgage-backed securities	35,484	506	(649)	35,341

	$125,987	$1,268	$(749)	$126,506

	December 31, 2007
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$36,445	$315	$(85)	$36,675
Government and agency securities	130,884	2,155	(33)	133,006
Asset and mortgage-backed securities	37,842	307	(127)	38,022

	$205,171	$2,777	$(245)	$207,703

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. In accordance with SFAS No. 157, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value. The three hierarchy levels are defined as follows:

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category includes money market funds of $125.0 million, which are included in cash and cash equivalents in the condensed consolidated balance sheets.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. The Level 2 category includes short-term investments of $126.5 million, which are comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities. The majority of the residential and commercial mortgage-backed securities are “AAA” rated. The mortgage bonds owned represent the senior tranches of the capital structure and provide credit enhancement through over-collateralization and their subordination characteristics.

Level 3 – Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company has no Level 3 financial assets measured at fair value on the condensed consolidated balance sheets as of March 31, 2008.

The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The Company did not have any financial liabilities that were covered by SFAS No. 157 as of March 31, 2008.

3. Content Library

Content library and accumulated amortization are as follows:

	As of
	March 31, 2008	December 31, 2007
	(in thousands)
Content library, gross	$766,240	$698,704
Less accumulated amortization	(620,879)	(566,249)

Content library, net	$145,361	$132,455

4. Other Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)
Net income	$13,378	$9,864
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	(1,301)	484

Comprehensive income	$12,077	$10,348

5. Stockholders’ Equity

Stock Repurchases

On March 5, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $150.0 million of its common stock through the end of 2008. Under this program, no shares were repurchased during the three months ended March 31, 2008.

On January 31, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2008. Under this program, the Company repurchased 3,847,062 shares of common stock at an average price of $25.96 per share for an aggregate amount of $99.9 million, net of expenses. The Company had no stock repurchases during the three months ended March 31, 2007.

Employee Stock Purchase Plan

In February 2002, the Company adopted the 2002 Employee Stock Purchase Plan (“ESPP”), which reserved a total of 1,166,666 shares of common stock for issuance. The 2002 ESPP also provides for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of:

•	2 percent of the outstanding shares of the common stock on the first day of the applicable year;

•	666,666 shares; and

•	such other amount as the Company’s Board of Directors may determine.

Under the Company’s ESPP, employees may purchase common stock of the Company through accumulated payroll deductions. The purchase price of the common stock acquired by employees participating in the ESPP is 85% of the closing price on either the first day of the offering period or the last day of the purchase period, whichever is lower. Through May 1, 2006, offering periods were 24 months, and the purchase periods were six months. Therefore, each offering period included four six-month purchase periods, and the purchase price for each six-month period was determined by comparing the closing prices on the first day of the offering period and the last day of the applicable purchase period. In this manner, the look-back for determining the purchase price was up to 24 months. However, effective May 1, 2006, the ESPP was amended so that the offering and purchase periods take place concurrently in consecutive six-month increments. Therefore, under the amended ESPP, the look-back for determining the purchase price is six months. Employees may invest up to 15% of their gross salary through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. As of March 31, 2008, 2,630,931 shares were available for future issuance under the 2002 ESPP.

Stock Option Plans

In December 1997, the Company adopted the 1997 Stock Plan, which was amended and restated in October 2001. The 1997 Stock Plan provides for the issuance of stock purchase rights, incentive stock options or non-statutory stock options. In November 2007, the 1997 Stock Plan expired and, as a result, there were no shares reserved, thereafter, for future issuance upon the exercise of outstanding options under the 1997 Stock Plan.

In February 2002, the Company adopted the 2002 Stock Plan, which was amended and restated in May 2006. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. As of March 31, 2008, 3,806,976 shares were reserved for future issuance upon the exercise of outstanding options under the 2002 Stock Plan.

A summary of option activity during the three months ended March 31, 2008 is as follows:

	Shares Available For Grant	Options Outstanding		Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
		Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2007	3,994,866	5,619,638	$16.47
Granted	(217,942)	217,942	27.30
Exercised	—	(484,431)	17.63
Canceled	30,384	(30,384)	28.61
Expired	(332)	—	—

Balances as of March 31, 2008	3,806,976	5,322,765	16.74	6.50	$95,556

Vested and exercisable as of March 31, 2008		5,322,765	16.74	6.50	95,556

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended March 31, 2008 and 2007 was $6.6 million and $2.7 million, respectively.

Cash received from option exercises for the three months ended March 31, 2008 and 2007 was $8.5 million and $0.8 million, respectively.

Stock-Based Compensation

Vested stock options granted before June 30, 2004 can be exercised up to three months following termination of employment. Vested stock options granted after June 30, 2004 and before January 1, 2007 can be exercised up to one year following termination of employment. Beginning in January 2007, newly-granted employee stock options will remain exercisable for the full ten year contractual term regardless of employment status. In conjunction with this change, the Company changed its method of calculating the fair value of new stock-based compensation awards granted under its stock option plans from a Black-Scholes model to a lattice-binomial model. The Company believes that the lattice-binomial model is more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. The lattice-binomial model has been applied prospectively starting with options granted in 2007. The following table summarizes the assumptions used to value option grants using the lattice-binomial model:

	Three Months Ended
	March 31, 2008	March 31, 2007
Dividend yield	—	—
Expected volatility	54%	43%
Risk-free interest rate	3.86%	4.73%
Suboptimal exercise factor	1.77-2.04	1.77-2.09

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

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors when determining the estimate of expected life for each group, including the historical option exercise behavior and the terms and vesting periods of the options granted. In the first quarter of 2008, the Company used a suboptimal exercise factor of 2.04 for executives and 1.77 for non-executives, which resulted in a calculated expected life of the option grants of four years for executives and three years for non-executives. In the first quarter of 2007, the Company used a suboptimal exercise factor of 2.09 for executives and 1.77 for non-executives, which resulted in a calculated expected life of five years for executives and four years for non-executives.

The Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company does not use a post-vesting termination rate as options are fully vested upon grant date.

The weighted-average fair value of employee stock options granted during the three months ended March 31, 2008 and 2007 was $12.39 and $10.68 per share, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases under SFAS No. 123(R) for the three months ended March 31, 2008 and 2007 which was allocated as follows:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)
Fulfillment expenses	$106	$146
Technology and development	996	757
Marketing	509	531
General and administrative	1,519	1,369

Stock-based compensation expense before income taxes	3,130	2,803
Income tax benefit	(1,277)	(1,134)

Stock-based compensation after income taxes	$1,853	$1,669

6. Income Taxes

On January 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. The adoption of FIN No. 48 did not have a material effect on the Company’s financial position or results of operations. In addition, there are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results. The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal and state income tax examinations by tax authorities for years after 1997.

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

On April 9, 2007, SBJ Holdings 1, LLC filed a complaint for patent infringement against the Company, Amazon.com, Inc., BarnesandNoble.com, LLC, and Borders Group, Inc. in the United States District Court for the Eastern District of Texas, captioned SBJ Holdings 1, LLC v. Netflix, Inc., Amazon.com, Inc., BarnesandNoble.com, LLC, and Borders Group, Inc., Civil Action No. 2:07-cv-120-TJW. The complaint alleges that the Company infringed U.S. Patent No. 6,330,592 B1 entitled “Method, Memory, Product, and Code for Displaying Pre-Customized Content Associated with Visitor Data”, issued on December 11, 2001. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patent in the future.

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

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, and breach of contract, as well as claims relating to the Company’s statements regarding DVD delivery times. The Company entered into an amended settlement under which Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were a member on October 19, 2005 are eligible to receive a free one-month upgrade in service level, and Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were not a member on October 19, 2005 are eligible to receive a free one-month Netflix membership of either the 1, 2 or 3 DVDs at-a-time unlimited program. The Court issued final judgment on the settlement on July 28, 2006, awarding plaintiffs’ attorneys’ fees and expenses of $2.1 million. The final judgment was appealed to the California Court of Appeal, First Appellate District. The appeal was heard on April 2, 2008. On April 21, 2008, the Court of Appeal affirmed the final judgment. The appeal period for the Court of Appeal’s affirmation has not yet expired. In accordance with SFAS No. 5, Accounting for Contingencies, the Company estimated and recorded a charge against earnings in general and administrative expenses associated with the legal fees and the incremental expected costs for the free one-month membership to former subscribers, of which $6.8 million is included in accrued expenses as of March 31, 2008. The charge for the free one-month upgrade to the next level program for existing subscribers will be recorded when the subscribers utilize the upgrade. The actual cost of the settlement will be dependent upon many unknown factors such as the number of former Netflix subscribers who actually redeem the settlement benefit when it is made available following the appeal period. The Company denies any wrongdoing.

8. Related Party Transaction

In April 2007, Netflix entered into a license agreement with a company in which an employee had a significant ownership interest at that time. Pursuant to this agreement, Netflix recorded a charge of $2.5 million in technology and development expense in 2007. In January 2008, in conjunction with various arrangements, Netflix paid a total of $6.0 million to this same company, of which $5.7 million was accounted for as an investment under the cost method. The investment is included in other assets in the condensed consolidated balance sheet. In conjunction with these arrangements, the employee with the significant ownership interest in the same company terminated his employment with Netflix.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our strategy for delivering streaming content; operating expenses; interest and other income (expense); effective tax rate for the second quarter of 2008; liquidity; churn; developments in DVD formats; and average revenue per average paying subscriber. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission on February 28, 2008 and the other Quarterly Reports on Form 10-Q to be filed by us in 2008.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

Our Business

We are an online movie rental subscription service in the United States (“U.S.”), providing approximately 8.2 million subscribers access to over 100,000 DVD titles plus a library of over 9,000 movies and TV episodes that subscribers can watch on their PCs (“streaming content”). We offer nine subscription plans starting at $4.99 per month. There are no due dates, no late fees and no shipping fees. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s Queue. We also offer certain movies and TV episodes that can be watched on subscribers’ PCs. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/Terms Of Use.

Our core strategy is to grow a large DVD subscription business and expand into streaming content as that market develops. We believe that the DVD format, along with its high definition successor format, Blu-ray Disc, will continue to be the main vehicle for watching content in the home for the foreseeable future, and, by growing a large DVD subscription business, we will be well positioned to transition our subscribers and our business to stream movies and TV episodes if that becomes the preferred consumer medium for accessing content.

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

Management believes it is useful to monitor these metrics together and not individually as management does not make business decisions based upon any single metric. Please see “Results of Operations” below for further discussion on these key business metrics.

Performance Highlights

The following represents our performance highlights for the three months ended March 31, 2008, December 31, 2007 and March 31, 2007:

	Three Months Ended
	March 31, 2008	December 31, 2007	March 31, 2007
	(in thousands, except per share data, percentages and subscriber acquisition cost)
Revenues	$326,183	$302,355	$305,320
Net income	13,378	15,776	9,864
Net income per share - diluted	$0.21	$0.24	$0.14
Total subscribers at end of period	8,243	7,479	6,797
Churn	3.9%	4.1%	4.4%
Subscriber acquisition cost	$29.50	$34.60	$47.46
Gross margin	31.7%	33.8%	36.1%

Recent Developments and Initiatives

In January 2007, we introduced the ability to stream content over the Internet so subscribers could watch movies and TV episodes on their PCs. We intend to broaden this distribution capability for other platforms and with partners over time. In January 2008, we announced a development arrangement with LG Electronics. While the terms of this arrangement have not been finalized, we anticipate developing, in conjunction with LG Electronics, a set-top box that will enable our subscribers to watch movies and TV episodes directly on their televisions. We are also working with other consumer electronics manufacturers to offer devices that can stream movies and TV episodes to subscribers’ televisions.

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

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

Results of Operations

The following table sets forth, for the periods presented, the line items in our condensed consolidated statements of operations as a percentage of total revenues. The information contained in the table below should be read in conjunction with the condensed consolidated financial statements, notes to the condensed consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

	Three Months Ended
	March 31, 2008	March 31, 2007
Revenues	100.0%	100.0%
Cost of revenues:
Subscription	57.4%	54.1%
Fulfillment expenses	10.9%	9.8%

Total cost of revenues	68.3%	63.9%

Gross profit	31.7%	36.1%
Operating expenses:
Technology and development	6.3%	5.1%
Marketing	16.8%	23.6%
General and administrative	4.2%	4.0%
Gain on disposal of DVDs	(0.2%)	(0.2%)

Total operating expenses	27.1%	32.5%

Operating income	4.6%	3.6%
Other income:
Interest and other income (expense)	2.3%	1.8%

Income before income taxes	6.9%	5.4%
Provision for income taxes	2.8%	2.2%

Net income	4.1%	3.2%

Revenues

	Three Months Ended			Change
	March 31, 2008	December 31, 2007	March 31, 2007	Q1’08 vs. Q1'07	Q1’08 vs Q4'07
	(in thousands, except percentages and average monthly revenue per paying subscriber)
Revenues	$326,183	$302,355	$305,320	6.8%	7.9%
Other data:
Average number of paying subscribers	7,714	7,086	6,415	20.2%	8.9%
Average monthly revenue per paying subscriber	$14.09	$14.22	$15.86	(11.2%)	(0.9%)

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period.

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

The increase in our revenues during the three months ended March 31, 2008 as compared to the same prior-year period was primarily a result of the substantial growth in the average number of paying subscribers arising from changes in the competitive environment. This was partly offset by a price reduction for our most popular subscription plans during the second half of 2007 and a decline in the average monthly revenue per paying subscriber, resulting from the continued growth of our lower cost subscription plans.

Three months ended March 31, 2008 as compared to the three months ended December 31, 2007

The increase in our revenues during the three months ended March 31, 2008 as compared to the three months ended December 31, 2007 was primarily a result of the growth in the average number of paying subscribers.

Churn was 3.9% in the first quarter of 2008, down from 4.1% in the fourth quarter of 2007 and 4.4% in the first quarter of 2007. We believe the decrease was primarily due to changes in the competitive environment and a reduction in pricing for our most popular subscription plans. In addition, we continued improving the overall service quality and value to our subscribers. We believe these continuing improvements to our service increase subscriber satisfaction, which results in lower churn.

We anticipate that the average revenue per paying subscriber will continue to decline until the mix of new subscribers and existing subscribers is approximately equivalent by subscription plan price point.

The following table presents our ending subscriber information:

	As of
	March 31, 2008	December 31, 2007	March 31, 2007
	(in thousands, except percentages)
Free subscribers	141	153	121
As a percentage of total subscribers	1.7%	2.0%	1.8%
Paid subscribers	8,102	7,326	6,676
As a percentage of total subscribers	98.3%	98.0%	98.2%
Total subscribers	8,243	7,479	6,797

Cost of Revenues

Subscription

	Three Months Ended			Change
	March 31, 2008	December 31, 2007	March 31, 2007	Q1’08 vs. Q1'07	Q1’08 vs Q4'07
	(in thousands, except percentages)
Subscription	$187,156	$168,673	$165,189	13.3%	11.0%
As a percentage of revenues	57.4%	55.8%	54.1%

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

The increase in cost of subscription revenues for the three months ended March 31, 2008 as compared to the same prior-year period was primarily attributable to the following factors:

•

The number of DVDs mailed to paying subscribers increased 15%, which was driven by a 20% increase in the number of average paying subscribers, partially offset by a decline in monthly DVD rentals per average paying subscriber attributed to the continued popularity of our lower priced plans.

•

Postage and packaging expenses increased by 21%. This increase was primarily attributable to an increase in the number of DVDs mailed to paying subscribers and an increase in the rate of first class postage in the amount of $0.02 effective May 2007.

•	Content library amortization increased by 16%. This increase was primarily attributable to increased content library acquisitions in order to support the growth of our subscriber base.

•

Revenue sharing expenses decreased by 7%. This decrease was primarily attributable to a decrease in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers, partially offset by the increase in the number of average paying subscribers.

Three months ended March 31, 2008 as compared to the three months ended December 31, 2007

The increase in cost of subscription revenues for the three months ended March 31, 2008 as compared to the three months ended December 31, 2007 was primarily attributable to the following factors:

•

The number of DVDs mailed to paying subscribers increased 18%, which was driven by a 9% increase in the number of average paying subscribers and an increase in monthly DVD rentals per average paying subscriber attributed to a seasonal increase in disc usage.

•

Postage and packaging expenses increased by 17%. This increase was primarily attributable to an increase in the number of DVDs mailed to paying subscribers and the monthly DVD rentals per average paying subscriber due to a seasonal increase in disc usage.

•	Content library amortization remained relatively flat.

•

Revenue sharing expenses increased by 11%. This increase was primarily attributable to the increase in the number of average paying subscribers offset by a decrease in the percentage of DVDs subject to revenue sharing agreements mailed to paying subscribers.

Fulfillment Expenses

	Three Months Ended			Change
	March 31, 2008	December 31, 2007	March 31, 2007	Q1’08 vs. Q1'07	Q1’08 vs Q4'07
	(in thousands, except percentages)
Fulfillment expenses	$35,649	$31,377	$29,783	19.7%	13.6%
As a percentage of revenues	10.9%	10.4%	9.8%

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

The increase in fulfillment expenses for the three months ended March 31, 2008 as compared to the same prior-year period was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our shipping centers and customer service location. In addition, the increase in fulfillment expenses was attributable to an increase in facility-related costs resulting from the expansion of our customer service center and the expansion and addition of shipping centers.

Three months ended March 31, 2008 as compared to the three months ended December 31, 2007

The increase in fulfillment expenses for the three months ended March 31, 2008 as compared to the three months ended December 31, 2007 was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our shipping centers and customer service location due to a seasonal increase in disc usage. In addition, the increase in fulfillment expenses was attributable to an increase in facility-related costs resulting from the expansion and addition of shipping centers.

Gross Margin

	Three Months Ended			Change
	March 31, 2008	December 31, 2007	March 31, 2007	Q1’08 vs. Q1'07	Q1’08 vs Q4'07
	(in thousands, except percentages)
Gross profit	$103,378	$102,305	$110,348	(6.3%)	1.0%
Gross margin	31.7%	33.8%	36.1%

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

The decrease in gross margin for the three months ended March 31, 2008 as compared to the same prior-year period was primarily attributable to a reduction in the prices of our most popular subscription plans during the second half of 2007 and an increase in postage rates effective May 2007. In addition, the decrease in gross margin was due to increased cost attributable to content library acquisitions during this same period.

Three months ended March 31, 2008 as compared to the three months ended December 31, 2007

The decrease in gross margin for the three months ended March 31, 2008 as compared to the three months ended December 31, 2007 was primarily attributable to an increase in monthly DVD rentals per average paying subscriber due to a seasonal increase in disc usage. In addition, the decrease in gross margin was due to increased cost attributable to content library acquisitions during this same period.

Technology and Development

	Three Months Ended			Change
	March 31, 2008	December 31, 2007	March 31, 2007	Q1’08 vs. Q1'07	Q1’08 vs Q4'07
	(in thousands, except percentages)
Technology and development	$20,516	$18,557	$15,715	30.6%	10.6%
As a percentage of revenues	6.3%	6.1%	5.1%

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

The increase in technology and development expenses for the three months ended March 31, 2008 as compared to the same prior-year period was primarily attributable to an increase in personnel-related costs due to growth in headcount.

Three months ended March 31, 2008 as compared to the three months ended December 31, 2007

The increase in technology and development expenses during the three months ended March 31, 2008 as compared to the three months ended December 31, 2007 was primarily attributable to an increase in personnel-related costs.

We regularly research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experiences. As a result, we anticipate that our technology and development expenses will increase on a year-over-year basis for the remainder of 2008.

Marketing

	Three Months Ended			Change
	March 31, 2008	December 31, 2007	March 31, 2007	Q1’08 vs. Q1'07	Q1’08 vs Q4'07
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$54,936	$51,721	$72,138	(23.8%)	6.2%
As a percentage of revenues	16.8%	17.1%	23.6%
Other data:
Gross subscriber additions	1,862	1,495	1,520	22.5%	24.5%
Subscriber acquisition cost	$29.50	$34.60	$47.46	(37.8%)	(14.7%)

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

The decrease in marketing expenses for the three months ended March 31, 2008 as compared to the same prior-year period was primarily attributable to a decrease in marketing program costs.

Subscriber acquisition cost decreased for the three months ended March 31, 2008 as compared to the same prior-year period primarily due to a decrease in marketing spending per gross subscriber addition resulting from changes in the competitive environment.

Three months ended March 31, 2008 as compared to the three months ended December 31, 2007

The increase in marketing expenses during the three months ended March 31, 2008 as compared to the three months ended December 31, 2007 was primarily attributable to an increase in marketing program costs and costs of free trials.

Subscriber acquisition cost decreased for the three months ended March 31, 2008 as compared to the three months ended December 31, 2007 primarily due to a decrease in marketing spending per gross subscriber addition resulting from changes in the competitive environment.

We anticipate that marketing expenses will decrease on a year-over-year basis for the remainder of 2008 as we cut marketing spending to offset, in part, the costs of the price decrease we implemented in the second half of 2007.

General and Administrative

	Three Months Ended			Change
	March 31, 2008	December 31, 2007	March 31, 2007	Q1’08 vs. Q1'07	Q1’08 vs Q4'07
	(in thousands, except percentages)
General and administrative	$13,816	$13,602	$12,188	13.4%	1.6%
As a percentage of revenues	4.2%	4.5%	4.0%

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

The increase in general and administrative expenses for the three months ended March 31, 2008 as compared to the same prior-year period was primarily attributable to an increase in personnel-related costs due to an increase in headcount.

Three months ended March 31, 2008 as compared to the three months ended December 31, 2007

The slight increase in general and administrative expenses during the three months ended March 31, 2008 as compared to the three months ended December 31, 2007 was primarily attributable to an increase in personnel-related costs due to an increase in headcount.

We anticipate that general and administrative expenses will increase on a year-over-year basis for the remainder of 2008 in order to support our growing operations.

Interest and Other Income (Expense)

	Three Months Ended			Change
	March 31, 2008	December 31, 2007	March 31, 2007	Q1’08 vs. Q1'07	Q1’08 vs Q4'07
	(in thousands, except percentages)
Interest and other income (expense)	$7,660	$4,929	$5,350	43.2%	55.4%
As a percentage of revenues	2.3%	1.6%	1.8%

Three months ended March 31, 2008 as compared to the three months ended March 31, 2007

The increase in interest and other income (expense) for the three months ended March 31, 2008 as compared with the same prior-year period was primarily attributable to gains realized from the sale of short-term investments.

Three months ended March 31, 2008 as compared to the three months ended December 31, 2007

The increase in interest and other income (expense) during the three months ended March 31, 2008 as compared to the three months ended December 31, 2007 was primarily attributable to gains realized from the sale of short-term investments.

For the remainder of 2008, we anticipate that interest and other income (expense) will consist primarily of interest income without the benefit of additional one-time gains.

Income Taxes

	Three Months Ended
	March 31, 2008	December 31, 2007	March 31, 2007
	(in thousands, except percentages)
Income taxes	$9,225	$9,274	$6,701
Effective tax rate	40.8%	37.0%	40.5%

On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. The adoption of FIN No. 48 did not have a material effect on our financial position or results of operations. In addition, there are no uncertain tax positions whose resolution in the next 12 months is expected to materially affect operating results. Our effective tax rate for the first quarter of 2008 differed from the federal statutory rate due primarily to state taxes. The increase in our effective tax rate for the three months ended March 31, 2008 as compared to the same prior-year period was primarily attributable to the impact of stock-based compensation adjustments.

We have determined that some of our research and development efforts in recent years qualify for federal and state tax credits. Once our analysis is complete, these tax credits will be recorded in the second quarter of 2008. As a result, we expect that our effective tax rate for the second quarter of 2008 will be approximately 26%.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 1997.

Liquidity and Capital Resources

We have generated net cash from operations during each quarter since the second quarter of 2001. Many factors will impact our ability to continue to generate and grow cash from our operations including, but not limited to, the number of subscribers who sign up for our service, the growth or reduction in our subscriber base and our ability to develop new revenue sources. In addition, we may have or otherwise choose to lower our prices and increase our marketing expenses in order to grow faster or respond to competition. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.

Our primary source of liquidity has been cash from operations, which consists mainly of net income adjusted for non-cash items such as amortization of our content library and the depreciation of property and equipment. Our primary uses of cash include our stock repurchase programs, the acquisition of content and marketing and fulfillment expenses.

In 2008, operating cash flows is expected to be a significant source of liquidity, while the acquisition of content and marketing and fulfillment expenses are expected to continue to be significant uses of cash. Other significant uses of cash in 2008 may include stock repurchases. The following table highlights selected measures of our liquidity and capital resources as of March 31, 2008 and 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)
Net cash provided by operating activities	$77,747	$63,029
Net cash provided by (used in) investing activities	4,326	(249,843)
Net cash (used in) provided by financing activities	(90,523)	4,842

Operating Activities

Our operating activities consisted of net income of $13.4 million, increased by non-cash adjustments of $58.6 million, and an increase in net operating assets and liabilities of $5.7 million. The majority of the non-cash adjustments resulted from $57.6 million amortization of the content library. Our content library increased as we continued to both purchase and license additional content in order to support our larger subscriber base. Cash provided by operating activities increased $14.7 million for the three months ended March 31, 2008 as compared to the same prior-year period. This was primarily due to an increase in net income of $3.5 million and an increase in non-cash adjustments of $8.9 million.

Investing Activities

Our investing activities consisted primarily of purchases and sales of available-for-sale securities, acquisitions of content and purchases of property and equipment. Cash used in investing activities increased $254.2 million for the three months ended March 31, 2008 as compared to the same prior-year period. This is primarily attributable to a decrease of $172.3 million in purchases of available-for-sale securities coupled with an increase of $79.9 million in the proceeds from the sales of available-for-sale securities as compared to the same prior-year period.

Financing Activities

Our financing activities consisted primarily of the issuance of common stock and repurchases of our common stock. Cash used in financing activities decreased by $95.4 million for the three months ended March 31, 2008 as compared to the same prior-year period primarily due to stock repurchases of $99.9 million. On January 31, 2008, our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $100.0 million of our common stock through the end of 2008. Under this program, we repurchased 3,847,062 shares of common stock at an average price of $25.96 per share for an aggregate amount of $99.9 million, net of expenses. On March 5, 2008 our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $150.0 million of our common stock through the end of 2008. Under this program, no shares were repurchased during the three months ended March 31, 2008. We did not have any stock repurchases during the first quarter of 2007. This decrease was offset by a $7.8 million increase in proceeds from the issuance of common stock.

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

Operating Leases

We have entered into various non-cancelable operating lease agreements for our offices and distribution centers throughout the U.S. with original lease periods expiring through 2013. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis at the commencement of the lease.

In March 2006, we exercised our option to lease a building adjacent to our headquarters in Los Gatos, California. The building was completed in the first quarter of 2008 and comprises approximately 80,000 square feet of office space. The lease has an initial term of five years.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of time and/or amount, and, in some instances, we may have recourse against third parties for certain payments made by us under these agreements. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.

It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of our obligations and the unique facts and circumstances involved in each particular agreement. No amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification obligations.

Recent Accounting Pronouncements

In December 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), Business Combinations, to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to choose to measure many financial instruments and certain other items at fair value. The statement requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS No. 159 also amends certain provisions of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, although earlier adoption is permitted. SFAS No. 159 was effective for us beginning in the first quarter of fiscal 2008. We elected to account for the investment in a business under the cost method during the first quarter of 2008. The adoption of SFAS No. 159 in the first quarter of fiscal 2008 did not impact our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP No. 157-2. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations. See Note 2 to the condensed consolidated financial statements for further discussion.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2007. We started an investment portfolio during the first quarter of 2007 which is comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities. However, our exposure to market risk has not changed significantly since December 31, 2007.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 7 in the notes to the condensed consolidated financial statements is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended March 31, 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
January 1, 2008 - January 31, 2008	240,000	$24.76	240,000	$94,057,696
February 1, 2008 - February 29, 2008	3,607,062	26.04	3,607,062	—
March 1, 2008 - March 31, 2008	—	—	—	—

Total	3,847,062	$25.96	3,847,062	$—

(1)	On January 31, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2008. Under this program, the Company repurchased 3,847,062 shares of common stock at an average price of $25.96 per share for an aggregate amount of $99.9 million, net of expenses.

On March 5, 2008 the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $150.0 million of its common stock through the end of 2008. Under this program, no shares were repurchased during the three months ended March 31, 2008.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.8	Lease between Sobrato Interest II and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: May 5, 2008	By:	/s/ REED HASTINGS
Reed Hastings
Chief Executive Officer
(Principal executive officer)

Dated: May 5, 2008	By:	/s/ BARRY MCCARTHY
Barry McCarthy
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.8	Lease between Sobrato Interest II and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.