Form 10-Q
period 2008-06-30
NETFLIX INC
filed 2008-08-11
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

As of July 31, 2008, there were 60,868,077 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues	$337,614	$303,693	$663,797	$609,013
Cost of revenues:
Subscription	193,769	166,838	380,925	332,027
Fulfillment expenses *	36,318	29,855	71,967	59,638

Total cost of revenues	230,087	196,693	452,892	391,665

Gross profit	107,527	107,000	210,905	217,348
Operating expenses:
Technology and development *	22,186	18,803	42,453	34,414
Marketing *	39,984	45,238	94,879	117,359
General and administrative *	13,419	13,815	27,158	25,971
Gain on disposal of DVDs	(2,263)	(2,282)	(3,096)	(3,190)
Gain on legal settlement	—	(7,000)	—	(7,000)

Total operating expenses	73,326	68,574	161,394	167,554

Operating income	34,201	38,426	49,511	49,794
Other income (expense):
Interest expense on lease financing obligations	(681)	(298)	(1,104)	(597)
Interest and other income (expense)	2,404	4,972	10,064	10,322

Income before income taxes	35,924	43,100	58,471	59,519
Provision for income taxes	9,345	17,606	18,548	24,249

Net income	$26,579	$25,494	$39,923	$35,270

Net income per share:
Basic	$0.43	$0.37	$0.64	$0.52
Diluted	$0.42	$0.36	$0.62	$0.50
Weighted average common shares outstanding:
Basic	61,782	68,031	62,262	68,360
Diluted	63,857	69,891	64,341	70,276
* Stock-based compensation included in expense line items:
Fulfillment expenses	$108	$82	$214	$228
Technology and development	849	831	1,845	1,588
Marketing	455	521	964	1,052
General and administrative	1,493	1,384	3,012	2,753

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$144,289	$177,439
Short-term investments	169,175	207,703
Prepaid expenses	7,631	6,116
Prepaid revenue sharing expenses	14,861	6,983
Deferred tax assets	3,339	2,254
Other current assets	19,859	16,037

Total current assets	359,154	416,532
Content library, net	126,928	132,455
Property and equipment, net	129,553	113,175
Deferred tax assets	19,621	16,865
Other assets	10,767	4,465

Total assets	$646,023	$683,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109,000	$104,445
Accrued expenses	27,462	36,466
Current portion lease financing obligations	1,029	823
Deferred revenue	67,886	71,665

Total current liabilities	205,377	213,399
Lease financing obligations, excluding current portion	38,582	35,652
Other liabilities	12,602	4,629

Total liabilities	256,561	253,680
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at June 30, 2008 and December 31, 2007; 61,910,603 and 64,912,915 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	62	65
Additional paid-in capital	324,865	402,710
Accumulated other comprehensive (loss) income	(814)	1,611
Retained earnings	65,349	25,426

Total stockholders’ equity	389,462	429,812

Total liabilities and stockholders’ equity	$646,023	$683,492

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Cash flows from operating activities:
Net income	$26,579	$25,494	$39,923	$35,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	8,188	5,319	14,772	10,112
Amortization of content library	57,012	50,985	114,582	100,427
Amortization of discounts and premiums on investments	177	11	316	(71)
Stock-based compensation expense	2,905	2,818	6,035	5,621
Excess tax benefits from stock-based compensation	(2,554)	(12,018)	(3,374)	(16,094)
(Loss) gain on sale of short-term investments	78	(47)	(4,242)	(194)
Gain on disposal of DVDs	(4,059)	(5,197)	(6,651)	(7,794)
Deferred taxes	(2,502)	(563)	(3,361)	(877)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(10,659)	5,660	(8,097)	(4,606)
Accounts payable	9,124	(17,834)	7,925	(6,435)
Accrued expenses	(14,551)	14,244	(6,724)	21,943
Deferred revenue	(489)	(3,712)	(3,779)	(9,156)
Other assets and liabilities	8,896	74	8,689	212

Net cash provided by operating activities	78,145	65,234	156,014	128,358

Cash flows from investing activities:
Purchases of short-term investments	(65,937)	(53,906)	(157,891)	(318,140)
Proceeds from sale of short-term investments	21,682	28,693	197,001	124,115
Purchases of property and equipment	(14,662)	(8,968)	(27,093)	(26,981)
Acquisition of intangible asset	(1,000)	—	(1,000)
Acquisitions of content library	(55,175)	(57,353)	(120,298)	(125,894)
Proceeds from sale of DVDs	5,379	7,370	9,886	12,996
Investment in business	—	—	(6,000)	—
Other assets	20	267	28	164

Net cash used in investing activities	(109,693)	(83,897)	(105,367)	(333,740)

Cash flows from financing activities:
Principal payments of lease financing obligations	(230)	(97)	(352)	(192)
Proceeds from issuance of common stock	4,524	2,681	13,066	3,447
Excess tax benefits from stock-based compensation	2,554	12,018	3,374	16,094
Repurchases of common stock	—	(30,215)	(99,885)	(30,215)

Net cash provided by (used in) financing activities	6,848	(15,613)	(83,797)	(10,866)

Net decrease in cash and cash equivalents	(24,700)	(34,276)	(33,150)	(216,248)
Cash and cash equivalents, beginning of period	168,989	218,458	177,439	400,430

Cash and cash equivalents, end of period	$144,289	$184,182	$144,289	$184,182

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Examples include the estimates of useful lives and residual value of the Company’s content library, the valuation of stock-based compensation and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

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

Cash Equivalents and Short-Term Investments

The Company classifies cash equivalents and short-term investments in accordance with the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company classifies short-term investments as available-for-sale, which consists of marketable securities with original maturities in excess of 90 days. Short-term investments are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income (loss) within stockholders’ equity in the condensed consolidated balance sheets. The amortization of premiums and discounts, realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income (expense) in the condensed consolidated statements of operations. The Company uses the specific identification method to determine cost when calculating realized gains and losses upon the sale of short-term investments.

Short-term investments are reviewed periodically to identify possible other-than-temporary impairment. When evaluating the investments, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company’s short-term investments had no other-than-temporary impairment during the three and six months ended June 30, 2008 and 2007.

Restricted Cash

As of June 30, 2008 and December 31, 2007, other assets included restricted cash of $1.9 million related to workers’ compensation insurance deposits. In the second quarter of 2008, the Company paid $2.4 million for plaintiffs’ attorneys’ fees and expenses in the Chavez vs. Netflix, Inc. lawsuit, of which $2.3 million was included in other current assets as of December 31, 2007. See Note 8 to the condensed consolidated financial statements for further discussion.

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

The Company offers movies and TV episodes that can be watched on subscribers’ PCs and TVs via Netflix ready devices (“streaming content”). The Company capitalizes and amortizes license fees on streaming content on a straight-line basis consistent with the terms of the license agreements. Streaming content is also acquired under revenue sharing agreements with studios and distributors.

Amortization of Intangible Assets

Intangible assets are carried at cost less accumulated amortization. The Company amortizes intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from approximately 10 to 14 years. Intangible assets are included in other assets in the condensed consolidated balance sheets. See Note 4 to the condensed consolidated financial statements for further discussion.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to 30 years, or the lease term for leasehold improvements, if applicable.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as content library, property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount in which the carrying amount of an asset group exceeds fair value of the asset group. Impairment charges were not material during the six months ended June 30, 2008 and 2007.

Capitalized Software Costs

The Company accounts for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet the Company’s internal needs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed and Statement of Position (“SOP”) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the application development stage for software programs to be used solely to meet the Company’s internal needs are capitalized. Capitalized software costs are included in property and equipment, net and are amortized over the estimated useful lives of the software, generally up to three years. The net book value of capitalized software costs is not significant as of June 30, 2008 and December 31, 2007.

Revenue Recognition

Subscription revenues are recognized ratably over each subscriber’s monthly subscription period. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities. Refunds to subscribers are recorded as a reduction of revenues. Revenues from advertising sales are recognized upon completion of the related campaign. Deferred revenue consists of subscription revenues billed to subscribers that have not been recognized and gift subscriptions that have not been redeemed.

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

The Company and its vendors participate in a variety of cooperative advertising programs and other promotional programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising of the vendor’s products. If the consideration received represents reimbursement of specific incremental and identifiable costs incurred to promote the vendor’s product, it is recorded as an offset to the associated marketing expense incurred. Any reimbursement greater than the specific incremental and identifiable costs incurred is recognized as a reduction in cost of revenues in the Company’s condensed consolidated statements of operations.

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

Comprehensive Income (Loss)

The Company reports comprehensive income or loss in accordance with the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting comprehensive income and its components in the financial statements. Comprehensive income (loss) consists of unrealized gains and losses on available-for-sale securities, net of tax.

Net Income Per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options and shares currently purchasable pursuant to the Company’s employee stock purchase plan using the treasury stock method. The computation of net income per share is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands, except per share data)
Basic earnings per share:
Net income	$26,579	$25,494	$39,923	$35,270
Shares used in computation:
Weighted-average common shares outstanding	61,782	68,031	62,262	68,360

Basic earnings per share	$0.43	$0.37	$0.64	$0.52

Diluted earnings per share:
Net income	$26,579	$25,494	$39,923	$35,270
Shares used in computation:
Weighted-average common shares outstanding	61,782	68,031	62,262	68,360
Employee stock options and employee stock purchase plan shares	2,075	1,860	2,079	1,916

Weighted-average number of shares	63,857	69,891	64,341	70,276

Diluted earnings per share	$0.42	$0.36	$0.62	$0.50

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)
Employee stock options	355	2,004	409	1,878

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Upon the adoption of SFAS No. 123(R), the Company classified tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options as financing cash flows. See Note 6 to the condensed consolidated financial statements for further discussion.

Recent Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the U.S. (the GAAP hierarchy). SFAS 162 is effective 60 days following the SEC approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company currently adheres to the GAAP hierarchy as presented in SFAS No. 162, and does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The Company does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP No. 157-2. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations. See Note 3 to the condensed consolidated financial statements for further discussion.

2. Immaterial Error Corrections

In June 2004, the Company entered into a lease arrangement whereby the Company leased a building that was constructed by a third party. In June 2006, the Company entered into a similar lease arrangement whereby the Company leased a second building that was constructed by the same third party. Upon commencement of the leases, the Company accounted for both of these arrangements as operating leases under SFAS No. 13, Accounting for Leases, whereby the total minimum lease payment obligations under the leases were recognized as monthly rent expense on a straight-line basis over the terms of the leases.

In June 2008, it was determined that because the terms of the original lease agreements required the Company’s involvement in the construction of certain elements of the buildings, under Emerging Issues Task Force (“EITF”) No. 97-10, The Effect of Lessee Involvement in Asset Construction, the Company was deemed to be the owner (for accounting purposes only) of the buildings subject to the leases during the construction period. The Company should have reflected an asset on its balance sheet for the costs paid by the lessor to construct these buildings, as well as a corresponding liability. Upon completion of construction, the Company did not meet the “sale-leaseback” criteria under SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases; an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11, and therefore should have treated the leases as financing obligations and the assets and corresponding liabilities would not be derecognized.

The corrections to the historical financial statements to apply EITF No. 97-10 were considered immaterial and did not affect the total cash payments the Company has made or is obligated to make under the lease agreements, nor did it change the total expense to be recognized over the lease terms. However, the timing and nature of expense is different under this treatment as compared to operating lease treatment. Specifically, the Company should have recognized land lease expense, depreciation expense on the assets it is deemed to own and interest expense on the associated lease financing obligations.

As of June 30, 2008, property and equipment, net were increased by $38.8 million and lease financing obligations were increased by $39.6 million, of which the current portion was $1.0 million. As of December 31, 2007, property and equipment, net were increased by $35.8 million and lease financing obligations were increased by $36.5 million, of which the current portion was $0.8 million.

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

			Adjusted
	Three Months Ended		Three Months Ended
	June 30, 2007	Adjustments	June 30, 2007
Revenues	$303,693	$—	$303,693
Cost of revenues:
Subscription	166,838	—	166,838
Fulfillment expenses	29,855	—	29,855

Total cost of revenues	196,693	—	196,693

Gross profit	107,000	—	107,000
Operating expenses:
Technology and development	18,907	(104)	18,803
Marketing	45,255	(17)	45,238
General and administrative	13,847	(32)	13,815
Gain on disposal of DVDs	(2,282)	—	(2,282)
Gain on legal settlement	(7,000)	—	(7,000)

Total operating expenses	68,727	(153)	68,574

Operating income	38,273	153	38,426
Other income (expense):
Interest expense on lease financing obligations	—	(298)	(298)
Interest and other income (expense)	4,972	—	4,972

Income before income taxes	43,245	(145)	43,100
Provision for income taxes	17,665	(59)	17,606

Net income	$25,580	$(86)	$25,494

Net income per share:
Basic	$0.38		$0.37
Diluted	$0.37		$0.36
Weighted average common shares outstanding:
Basic	68,031		68,031
Diluted	69,891		69,891

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

			Adjusted
	Six Months Ended		Six Months Ended
	June 30, 2007	Adjustments	June 30, 2007
Revenues	$609,013	$—	$609,013
Cost of revenues:
Subscription	332,027	—	332,027
Fulfillment expenses	59,638	—	59,638

Total cost of revenues	391,665	—	391,665

Gross profit	217,348	—	217,348
Operating expenses:
Technology and development	34,622	(208)	34,414
Marketing	117,393	(34)	117,359
General and administrative	26,035	(64)	25,971
Gain on disposal of DVDs	(3,190)	—	(3,190)
Gain on legal settlement	(7,000)	—	(7,000)

Total operating expenses	167,860	(306)	167,554

Operating income	49,488	306	49,794
Other income (expense):
Interest expense on lease financing obligations	—	(597)	(597)
Interest and other income (expense)	10,322	—	10,322

Income before income taxes	59,810	(291)	59,519
Provision for income taxes	24,366	(117)	24,249

Net income	$35,444	$(174)	$35,270

Net income per share:
Basic	$0.52		$0.52
Diluted	$0.50		$0.50
Weighted average common shares outstanding:
Basic	68,360		68,360
Diluted	70,276		70,276

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

			Adjusted
	As of December 31, 2007	Adjustments	As of December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$177,439	$—	$177,439
Short-term investments	207,703	—	207,703
Prepaid expenses	6,116	—	6,116
Prepaid revenue sharing expenses	6,983	—	6,983
Deferred tax assets	2,254	—	2,254
Other current assets	16,037	—	16,037

Total current assets	416,532	—	416,532
Content library, net	132,455	—	132,455
Property and equipment, net	77,326	35,849	113,175
Deferred tax assets	16,242	623	16,865
Other assets	4,465	—	4,465

Total assets	$647,020	$36,472	$683,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$104,445	$—	$104,445
Accrued expenses	36,466	—	36,466
Current portion lease financing obligations	—	823	823
Deferred revenue	71,665	—	71,665

Total current liabilities	212,576	823	213,399
Lease financing obligations, excluding current portion	—	35,652	35,652
Other liabilities	3,695	934	4,629

Total liabilities	216,271	37,409	253,680
Stockholders’ equity:
Common stock	65	—	65
Additional paid-in capital	402,710	—	402,710
Accumulated other comprehensive income	1,611	—	1,611
Retained earnings	26,363	(937)	25,426

Total stockholders’ equity	430,749	(937)	429,812

Total liabilities and stockholders’ equity	$647,020	$36,472	$683,492

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

			Adjusted
	Three Months Ended		Three Months Ended
	June 30, 2007	Adjustments	June 30, 2007
Cash flows from operating activities:
Net income	$25,580	$(86)	$25,494
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	5,151	168	5,319
Amortization of content library	50,985	—	50,985
Amortization of discounts and premiums on investments	11	—	11
Stock-based compensation expense	2,818	—	2,818
Excess tax benefits from stock-based compensation	(12,018)	—	(12,018)
Gain on sale of short-term investments	(47)	—	(47)
Gain on disposal of DVDs	(5,197)	—	(5,197)
Deferred taxes	(505)	(58)	(563)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	5,660	—	5,660
Accounts payable	(17,834)	—	(17,834)
Accrued expenses	14,244	—	14,244
Deferred revenue	(3,712)	—	(3,712)
Other assets and liabilities	1	73	74

Net cash provided by operating activities	65,137	97	65,234

Cash flows from investing activities:
Purchases of short-term investments	(53,906)	—	(53,906)
Proceeds from sale of short-term investments	28,693	—	28,693
Purchases of property and equipment	(8,968)	—	(8,968)
Acquisitions of content library	(57,353)	—	(57,353)
Proceeds from sale of DVDs	7,370	—	7,370
Other assets	267	—	267
		—
Net cash used in investing activities	(83,897)	—	(83,897)

Cash flows from financing activities:
Principal payments of lease financing obligations	—	(97)	(97)
Proceeds from issuance of common stock	2,681	—	2,681
Excess tax benefits from stock-based compensation	12,018	—	12,018
Repurchases of common stock	(30,215)	—	(30,215)

Net cash used in financing activities	(15,516)	(97)	(15,613)

Net decrease in cash and cash equivalents	(34,276)	—	(34,276)
Cash and cash equivalents, beginning of period	218,458	—	218,458

Cash and cash equivalents, end of period	$184,182	$—	$184,182

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

			Adjusted
	Six Months Ended		Six Months Ended
	June 30, 2007	Adjustments	June 30, 2007
Cash flows from operating activities:
Net income	$35,444	$(174)	$35,270
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	9,776	336	10,112
Amortization of content library	100,427	—	100,427
Amortization of discounts and premiums on investments	(71)	—	(71)
Stock-based compensation expense	5,621	—	5,621
Excess tax benefits from stock-based compensation	(16,094)	—	(16,094)
Gain on sale of short-term investments	(194)	—	(194)
Gain on disposal of DVDs	(7,794)	—	(7,794)
Deferred taxes	(760)	(117)	(877)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,606)	—	(4,606)
Accounts payable	(6,435)	—	(6,435)
Accrued expenses	21,943	—	21,943
Deferred revenue	(9,156)	—	(9,156)
Other assets and liabilities	65	147	212

Net cash provided by operating activities	128,166	192	128,358

Cash flows from investing activities:
Purchases of short-term investments	(318,140)	—	(318,140)
Proceeds from sale of short-term investments	124,115	—	124,115
Purchases of property and equipment	(26,981)	—	(26,981)
Acquisitions of content library	(125,894)	—	(125,894)
Proceeds from sale of DVDs	12,996	—	12,996
Other assets	164	—	164

Net cash used in investing activities	(333,740)	—	(333,740)

Cash flows from financing activities:
Principal payments of lease financing obligations	—	(192)	(192)
Proceeds from issuance of common stock	3,447	—	3,447
Excess tax benefits from stock-based compensation	16,094	—	16,094
Repurchases of common stock	(30,215)	—	(30,215)

Net cash used in financing activities	(10,674)	(192)	(10,866)

Net decrease in cash and cash equivalents	(216,248)	—	(216,248)
Cash and cash equivalents, beginning of period	400,430	—	400,430

Cash and cash equivalents, end of period	$184,182	$—	$184,182

The Company has also corrected immaterial errors in its previously filed Form 10-K for the year ended December 31, 2007 and will report the adjusted amounts the next time these periods are reported. Net income was reduced by $0.3 million, $0.2 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net income per share remained unchanged for the years ended December 31, 2007, 2006 and 2005. Total assets were increased by $24.2 million, total liabilities were increased by $24.8 million and shareholders’ equity was reduced by $0.6 million at December 31, 2006. Cash provided by operating activities and cash used in financing activities were increased by $0.4 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively. Cash provided by operating activities and cash used in financing activities remained unchanged for the year ended December 31, 2005.

3. Short-Term Investments and Fair Value Measurement

Short-term investments are classified as available-for-sale securities and are reported at fair value as follows:

	June 30, 2008
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Corporate debt securities	$35,396	$202	$(155)	$35,443
Government and agency securities	101,522	118	(765)	100,875
Asset and mortgage-backed securities	33,071	299	(513)	32,857

	$169,989	$619	$(1,433)	$169,175

	December 31, 2007
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
		(in thousands)
Corporate debt securities	$36,445	$315	$(85)	$36,675
Government and agency securities	130,884	2,155	(33)	133,006
Asset and mortgage-backed securities	37,842	307	(127)	38,022

	$205,171	$2,777	$(245)	$207,703

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category includes money market funds of $82.4 million, which are included in cash and cash equivalents in the condensed consolidated balance sheets.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. The Level 2 category includes short-term investments of $169.2 million, which are comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities. Substantially all of the residential and commercial mortgage-backed securities are “AAA” rated. The mortgage bonds owned represent the senior tranches of the capital structure and provide credit enhancement through over-collateralization and their subordination characteristics.

Level 3 – Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company has no Level 3 financial assets measured at fair value on the condensed consolidated balance sheets as of June 30, 2008.

The hierarchy level assigned to each security in the Company’s available-for-sale portfolio is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The Company did not have any financial liabilities that were covered by SFAS No. 157 as of June 30, 2008.

4. Balance Sheet Components

Content Library, net

Content library and accumulated amortization are as follows:

	As of
	June 30, 2008	December 31, 2007
	(in thousands)
Content library, gross	$790,257	$698,704
Less accumulated amortization	(663,329)	(566,249)

Content library, net	$126,928	$132,455

Property and Equipment, net

Property and equipment and accumulated depreciation consisted of the following:

		As of
		June 30, 2008	December 31, 2007
Computer equipment	3 years	$40,395	$35,585
Other equipment	3-5 years	51,606	41,140
Computer software, including internal-use software	1-3 years	29,344	22,058
Furniture and fixtures	3 years	11,815	7,882
Building	30 years	40,681	37,193
Leasehold improvements	Over life of lease	32,046	18,440
Capital work-in-progress		4,845	18,452

Property and equipment, gross		210,732	180,750
Less: Accumulated depreciation		(81,179)	(67,575)

Property and equipment, net		$129,553	$113,175

Intangible Assets

Intangible assets and accumulated amortization consisted of the following:

	As of
	June 30, 2008	December 31, 2007
	(in thousands)
Patents, gross	$2,184	$1,566
Less accumulated amortization	(278)	(200)

Patents, net	$1,906	$1,366

In the second quarter of 2008, the Company capitalized $0.6 million related to the acquisition of a certain technology patent license. The capitalized patent licenses are being amortized to technology and development in the condensed consolidated statements of operations over the remaining life of the patents, the last of which expires in August 2020.

5. Other Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)
Net income	$26,579	$25,494	$39,923	$35,270
Other comprehensive income:
Change in unrealized gain on available-for-sale securities, net of tax	(1,124)	(1,005)	(2,425)	(521)

Comprehensive income	$25,455	$24,489	$37,498	$34,749

6. Stockholders’ Equity

Stock Repurchases

On March 5, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $150.0 million of its common stock through the end of 2008. No shares have been repurchased under this program as of June 30, 2008.

On January 31, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2008. During the six months ended June 30, 2008, the Company repurchased 3,847,062 shares of common stock under this program. Shares were purchased at an average price of $25.96 per share for an aggregate amount of $99.9 million, net of expenses.

On April 17, 2007, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2007. During the three months ended June 30, 2007, the Company repurchased 1,382,462 shares of common stock at an average price of $21.86 per share for an aggregate amount of $30.2 million, net of expenses.

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

Under the Company’s ESPP, employees may purchase common stock of the Company through accumulated payroll deductions. The purchase price of the common stock acquired by employees participating in the ESPP is 85% of the closing price on either the first day of the offering period or the last day of the purchase period, whichever is lower. Through May 1, 2006, offering periods were 24 months, and the purchase periods were six months. Therefore, each offering period included four six-month purchase periods, and the purchase price for each six-month period was determined by comparing the closing prices on the first day of the offering period and the last day of the applicable purchase period. In this manner, the look-back for determining the purchase price was up to 24 months. However, effective May 1, 2006, the ESPP was amended so that the offering and purchase periods take place concurrently in consecutive six-month increments. Therefore, under the amended ESPP, the look-back for determining the purchase price is six months. Employees may invest up to 15% of their gross salary through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. As of June 30, 2008, 2,525,464 shares were available for future issuance under the ESPP.

Stock Option Plans

The 1997 Stock Plan provides for the issuance of stock purchase rights, incentive stock options or non-statutory stock options. In November 2007, the 1997 Stock Plan expired and, as a result, there were no shares reserved, thereafter, for future issuance other than upon the exercise of outstanding options under the 1997 Stock Plan.

In February 2002, the Company adopted the 2002 Stock Plan, which was amended and restated in May 2006. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. As of June 30, 2008, 3,635,304 shares were reserved for future issuance upon the exercise of outstanding options under the 2002 Stock Plan.

A summary of option activity during the six months ended June 30, 2008 is as follows:

		Options Outstanding		Weighted- Average
	Shares Available For Grant	Number of Shares	Weighted- Average Exercise Price	Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2007	3,994,866	5,619,638	$16.47
Granted	(217,942)	217,942	27.30
Exercised	—	(484,431)	17.63
Canceled	30,384	(30,384)	28.61
Expired	(332)	—	—

Balances as of March 31, 2008	3,806,976	5,322,765	16.74	6.50	$95,556
Granted	(177,253)	177,253	32.58
Exercised	—	(254,852)	8.50
Canceled	5,581	(5,581)	33.97

Balances as of June 30, 2008	3,635,304	5,239,585	17.66	6.50	$49,657

Vested and exercisable as of June 30, 2008		5,239,585	17.66	6.50	49,657

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised during the three and six months ended June 30, 2008 was $6.6 million and $13.2 million, respectively. Total intrinsic value of options exercised during the three and six months ended June 30, 2007 was $2.6 million and $5.3 million, respectively.

Cash received from option exercises and purchases under the ESPP for the three and six months ended June 30, 2008 was $4.5 million and $13.1 million, respectively. Cash received from option exercises and purchases under the ESPP for the three and six months ended June 30, 2007 was $2.7 million and $3.4 million, respectively.

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

The following table summarizes the assumptions used to value option grants using the lattice-binomial model:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Dividend yield	—	—	—	—
Expected volatility	51%	45%	51% - 54%	43% - 45%
Risk-free interest rate	3.69%	4.65%	3.69% - 3.86%	4.65% - 4.73%
Suboptimal exercise factor	1.77 - 1.92	1.77 - 2.09	1.77 - 2.04	1.77 - 2.09

The fair value of shares issued under the ESPP is estimated using the Black-Scholes option pricing model. The following table summarizes the assumptions used to value shares issued under the ESPP:

	Three Months Ended
	June 30, 2008	June 30, 2007
Dividend yield	—	—
Expected volatility	55%	41%
Risk-free interest rate	1.58%	5.07%
Expected life (in years)	0.5	0.5

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

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors when determining the estimate of expected life for each group, including the historical option exercise behavior and the terms and vesting periods of the options granted. In the first and second quarters of 2008, the Company used a suboptimal exercise factor of 2.04 and 1.92, respectively, for executives and 1.77 for non-executives, which resulted in a calculated expected life of the option grants of four years for executives and three years for non-executives. In the first and second quarters of 2007, the Company used a suboptimal exercise factor of 2.09 for executives and 1.77 for non-executives, which resulted in a calculated expected life of five years for executives and four years for non-executives.

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

The weighted-average fair value of employee stock options granted during the three and six months ended June 30, 2008 was $14.06 and $13.14 per share, respectively. The weighted-average fair value of employee stock options granted during the three and six months ended June 30, 2007 was $9.72 and $10.17 per share, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and ESPP under SFAS No. 123(R) for the three and six months ended June 30, 2008 and 2007 which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)		(in thousands)
Fulfillment expenses	$108	$82	$214	$228
Technology and development	849	831	1,845	1,588
Marketing	455	521	964	1,052
General and administrative	1,493	1,384	3,012	2,753

Stock-based compensation expense before income taxes	2,905	2,818	6,035	5,621
Income tax benefit	(755)	(1,150)	(2,032)	(2,284)

Stock-based compensation after income taxes	$2,150	$1,668	$4,003	$3,337

7. Income Taxes

The Company’s effective tax rate decreased from 40.8% for the quarter ended March 31, 2008 to 26.0% for the quarter ended June 30, 2008. This decrease was primarily attributable to a discrete tax benefit recorded during the quarter for federal and state tax credits.

As of January 1, 2008, the Company had no gross unrecognized tax benefits. During the quarter ended June 30, 2008, the Company had an increase in gross unrecognized tax benefits of approximately $0.4 million related to its current year tax position and an increase of approximately $9.0 million related to its prior year tax positions. The gross uncertain tax positions, if recognized by the Company, will result in a reduction of approximately $7.6 million to the tax provision which will impact the Company’s effective tax rate.

In accordance with FIN No. 48, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of June 30, 2008 is zero due to sufficient tax attributes or tax payments available for years prior to fiscal 2008.

Due to the Company’s taxable loss position in prior years, all tax years are open to examination in the U.S and state jurisdictions. The Company is also open to examination in various state jurisdictions for tax years 2000 and forward, none of which were individually material. The Company does not anticipate the total amount of its unrecognized tax benefits to significantly change over the next twelve months.

8. Legal Proceedings

From time to time, in the normal course of its operations, the Company is a party to litigation matters and claims, including claims relating to employee relations and business practices. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company cannot reasonably estimate the likelihood or potential dollar amount of any adverse results. The Company expenses legal fees as incurred. Listed below are material legal proceedings to which the Company is a party. An unfavorable outcome of any of these matters could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

On August 27, 2007, plaintiff/relator Norman Baccash, on behalf of the United States, filed suit against the Company in the United States District Court for the Northern District of Georgia, alleging claims under the False Claims Act, 31 U.S.C. § 3729 et seq. (the “Act”). The complaint was filed under seal, pursuant to the Act, to provide the United States an opportunity to intervene and conduct the action on its own. On June 26, 2008, the United States declined to intervene in the litigation and the complaint was ordered unsealed on July 11, 2008. The complaint alleges that the Company falsely certified that its DVD mailers qualified as machinable under the mailing standards of the United States Postal Service, thereby avoiding $260 million in surcharges for nonmachinable mail. The complaint seeks monetary relief in amount three times the damages suffered by United States, civil penalties of between $5,500 and $11,000 for each violation of the Act, a monetary award for the relator pursuant to the Act, injunctive relief and costs. The complaint has not been served on the Company.

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

On April 9, 2007, SBJ Holdings 1, LLC filed a complaint for patent infringement against the Company, Amazon.com, Inc., BarnesandNoble.com, LLC, and Borders Group, Inc. in the United States District Court for the Eastern District of Texas, captioned SBJ Holdings 1, LLC v. Netflix, Inc., Amazon.com, Inc., BarnesandNoble.com, LLC, and Borders Group, Inc., Civil Action No. 2:07-cv-120-TJW. The complaint alleges that the Company infringed U.S. Patent No. 6,330,592 B1 entitled “Method, Memory, Product, and Code for Displaying Pre-Customized Content Associated with Visitor Data”, issued on December 11, 2001. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patent in the future. On June 11, 2008, the Company entered into a settlement agreement with the plaintiff. On July 10, 2008, pursuant to a stipulation between the parties, the court entered an Order dismissing all claims against the Company with prejudice.

On January 2, 2007, Lycos, Inc. filed a complaint for patent infringement against the Company, TiVo, Inc. and Blockbuster, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges that the Company infringed U.S. Patents Nos. 5,867,799 and 5,983,214, entitled “Information System and Method for Filtering a Massive Flow of Information Entities to Meet User Information Classification Needs” and “System and Method Employing Individual User Content-Based Data and User Collaboration Feedback Data to Evaluate the Content of an Information Entity in a Large Information Communication Network”, respectively. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patents in the future. On August 6, 2007, the case was transferred to the District of Massachusetts. On June 27, 2008, TiVo, Inc. was dismissed from the litigation pursuant to a stipulation with the plaintiff.

On September 23, 2004, Frank Chavez, individually and on behalf of others similarly situated, filed a class action lawsuit against the Company in California Superior Court, City and County of San Francisco. The complaint asserts claims of, among other things, false advertising, unfair and deceptive trade practices, and breach of contract, as well as claims relating to the Company’s statements regarding DVD delivery times. The Company entered into an amended settlement under which Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were a member on October 19, 2005 are eligible to receive a free one-month upgrade in service level, and Netflix subscribers who were enrolled in a paid membership before January 15, 2005 and were not a member on October 19, 2005 are eligible to receive a free one-month Netflix membership of either the 1, 2 or 3 DVDs at-a-time unlimited program. The Court issued final judgment on the settlement on July 28, 2006, awarding plaintiffs’ attorneys’ fees and expenses of $2.1 million. The final judgment was appealed to the California Court of Appeal, First Appellate District. The appeal was heard on April 2, 2008. On April 21, 2008, the Court of Appeal affirmed the final judgment. The appeal period for the Court of Appeal’s affirmation has expired, and the decision is now final. In accordance with SFAS No. 5, Accounting for Contingencies, the Company estimated and recorded a charge against earnings in general and administrative expenses associated with the legal fees and the incremental expected costs for the free one-month membership to former subscribers, of which $4.4 million is included in accrued expenses as of June 30, 2008. The charge for the free one-month upgrade to the next level program for existing subscribers will be recorded when the subscribers utilize the upgrade. The actual cost of the settlement will be dependent upon many unknown factors such as the number of former Netflix subscribers who actually redeem the settlement benefit when it is made available following the appeal period. The Company denies any wrongdoing.

9. Related Party Transaction

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our strategy for delivering streaming content; operating expenses; interest and other income (expense); liquidity; churn; developments in DVD formats; that the DVD format will continue to be the main vehicle for watching content in the home; the broadening of our distribution capabilities over other platforms; and average revenue per average paying subscriber. These forward-looking statements can be identified by words such as: “will”, “anticipate”, “intend”, “may” and derivations thereof. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2008, in the Quarterly Report on Form 10-Q filed with the SEC on May 6, 2008, and in the other Quarterly Reports on Form 10-Q to be filed by us in 2008.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

Our Business

We are an online movie rental subscription service in the United States (“U.S.”), providing approximately 8.4 million subscribers access to over 100,000 DVD titles plus a library of over 12,000 movies and TV episodes that subscribers can watch on their PCs and TVs via Netflix ready devices (“streaming content”). We offer nine subscription plans starting at $4.99 per month. There are no due dates, no late fees and no shipping fees. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue. We also offer certain movies and TV episodes that can be watched on subscribers’ PCs and TVs via Netflix ready devices. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

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

Performance Highlights

The following represents our performance highlights for the three months ended June 30, 2008, March 31, 2008 and June 30, 2007 and the six months ended June 30, 2008 and June 30, 2007:

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2008	March 31, 2008	June 30, 2007	Q2’08 vs. Q2’07	Q2’08 vs Q1’08	June 30, 2008	June 30, 2007	Q2’08 vs. Q2’07
	(in thousands except per share data, percentages and subscriber acquisition cost)
Revenues	$337,614	$326,183	$303,693	11.2%	3.5%	$663,797	$609,013	9.0%
Net income	26,579	13,344	25,494	4.3%	99.2%	39,923	35,270	13.2%
Net income per share - diluted	$0.42	$0.21	$0.36	16.7%	100.0%	$0.62	$0.50	24.0%
Total subscribers at end of period	8,411	8,243	6,742	24.8%	2.0%	8,411	6,742	24.8%
Churn	4.2%	3.9%	4.6%	(8.7%)	7.7%		—
Subscriber acquisition cost	$28.89	$29.48	$44.01	(34.4%)	(2.0%)	$29.23	$46.06	(36.5%)
Gross margin	31.8%	31.7%	35.2%			31.8%	35.7%

Recent Developments and Initiatives

In January 2007, we introduced the ability to stream content over the Internet so subscribers could watch movies and TV episodes on their PCs. We intend to broaden this distribution capability for other platforms and with partners over time. To this end, in July 2008, we finalized an agreement with LG Electronics to develop a Blu-ray disc player that will enable our subscribers to watch movies and TV episodes directly on their televisions. In July 2008, we also announced a partnership with Microsoft that will allow our subscribers to stream content to their televisions via Microsoft’s Xbox 360 video game and entertainment system. This feature will be available to Xbox LIVE Gold members who are also Netflix subscribers. In May 2008, we announced the introduction of The Netflix Player by Roku, a device that enables our subscribers to instantly stream content to their televisions. We are also working with other consumer electronics manufacturers to offer other devices that can stream movies and TV episodes to subscribers’ televisions.

Critical Accounting Policies and Estimates

There have been no significant changes during the six months ended June 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

	Three Months Ended			Six Months Ended
	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Subscription	57.4%	57.4%	54.9%	57.4%	54.5%
Fulfillment expenses	10.8%	10.9%	9.9%	10.8%	9.8%

Total cost of revenues	68.2%	68.3%	64.8%	68.2%	64.3%

Gross profit	31.8%	31.7%	35.2%	31.8%	35.7%
Operating expenses:
Technology and development	6.6%	6.2%	6.2%	6.4%	5.7%
Marketing	11.8%	16.8%	14.9%	14.3%	19.2%
General and administrative	4.0%	4.2%	4.5%	4.1%	4.3%
Gain on disposal of DVDs	(0.7%)	(0.2%)	(0.8%)	(0.5%)	(0.6%)
Gain in legal settlement	—	—	(2.3%)	—	(1.1%)

Total operating expenses	21.7%	27.0%	22.5%	24.3%	27.5%

Operating income	10.1%	4.7%	12.7%	7.5%	8.2%
Other income:
Interest expense on lease financing obligations	(0.2%)	(0.1%)	(0.1%)	(0.2%)	(0.1%)
Interest and other income (expense)	0.7%	2.3%	1.6%	1.5%	1.7%

Income before income taxes	10.6%	6.9%	14.2%	8.8%	9.8%
Provision for income taxes	2.8%	2.8%	5.8%	2.8%	4.0%

Net income	7.8%	4.1%	8.4%	6.0%	5.8%

Revenues

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period.

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2008	March 31, 2008	June 30, 2007	Q2’08 vs. Q2’07	Q2’08 vs Q1’08	June 30, 2008	June 30, 2007	Q2’08 vs. Q2’07
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$337,614	$326,183	$303,693	11.2%	3.5%	$663,797	$609,013	9.0%
Average number of paying subscribers	8,169	7,714	6,643	23.0%	5.9%	7,942	6,529	21.6%
Average monthly revenue per paying subscriber	$13.78	$14.09	$15.24	(9.6%)	(2.2%)	$13.93	$15.55	(10.4%)

Three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007

The increase in our revenues during the three and six months ended June 30, 2008 as compared to the same prior-year periods was primarily a result of the substantial growth in the average number of paying subscribers arising from changes in the competitive environment. This was partly offset by a price reduction for our most popular subscription plans during the second half of 2007 and a decline in the average monthly revenue per paying subscriber resulting from the continued growth of our lower cost subscription plans.

Three months ended June 30, 2008 as compared to the three months ended March 31, 2008

The increase in our revenues during the three months ended June 30, 2008 as compared to the three months ended March 31, 2008 was primarily a result of the growth in the average number of paying subscribers. This was partly offset by a decline in the average monthly revenue per paying subscriber resulting from the continued growth of our lower cost subscription plans.

Churn was 4.2% in the second quarter of 2008, up from 3.9% in the first quarter of 2008 and down from 4.6% in the second quarter of 2007. We believe that the increase from the first quarter of 2008 is primarily due to seasonality. We believe the decrease from the second quarter of 2007 was primarily due to changes in the competitive environment and a reduction in pricing for our most popular subscription plans.

We anticipate that the average revenue per paying subscriber will continue to decline until the mix of new subscribers and existing subscribers is approximately equivalent by subscription plan price point.

The following table presents our ending subscriber information:

	As of
	June 30, 2008	March 31, 2008	June 30, 2007
	(in thousands, except percentages)
Free subscribers	176	141	133
As a percentage of total subscribers	2.1%	1.7%	2.0%
Paid subscribers	8,235	8,102	6,609
As a percentage of total subscribers	97.9%	98.3%	98.0%
Total subscribers	8,411	8,243	6,742

Cost of Revenues

Subscription

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2008	March 31, 2008	June 30, 2007	Q2’08 vs. Q2’07	Q2’08 vs Q1’08	June 30, 2008	June 30, 2007	Q2’08 vs. Q2’07
	(in thousands, except percentages)
Subscription	$193,769	$187,156	$166,838	16.1%	3.5%	$380,925	$332,027	14.7%
As a percentage of revenues	57.4%	57.4%	54.9%			57.4%	54.5%

Three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007

The increase in cost of subscription revenues for the three and six months ended June 30, 2008 as compared to the same prior-year periods was primarily attributable to the following factors:

•

The number of DVDs mailed to paying subscribers increased 20% and 18%, respectively, in the three and six months ended June 30, 2008, which was driven by an increase in the number of average paying subscribers of 23% and 22%, respectively. This increase was partially offset by a decline in monthly DVD rentals per average paying subscriber attributed to the continued popularity of our lower priced plans.

•

Postage and packaging expenses increased by 25% and 23%, respectively, in the three and six months ended June 30, 2008. This was primarily attributable to an increase in the number of DVDs mailed to paying subscribers and increases in the rates of first class postage in May 2007 and May 2008.

•

Content library amortization decreased by 6% in the three months ended June 30, 2008. This decrease was primarily attributable to decreased content library acquisitions resulting from an increase in the number of DVDs subject to revenue sharing agreements. Content library amortization for the six months ended June 30, 2008 was relatively flat.

•

Revenue sharing expenses increased by 14% and 3%, respectively, in the three and six months ended June 30, 2008. This increase was primarily attributable to an increase in the number of DVDs subject to revenue sharing agreements mailed to paying subscribers coupled with the increases in the number of average paying subscribers.

Three months ended June 30, 2008 as compared to the three months ended March 31, 2008

The increase in cost of subscription revenues for the three months ended June 30, 2008 as compared to the three months ended March 31, 2008 was primarily attributable to the following factors:

•

Revenue sharing expenses increased by 18%. This was primarily attributable to an increase in the number of DVDs subject to revenue sharing agreements mailed to paying subscribers, coupled with an increase in the number of average paying subscribers.

•

Content library amortization decreased by 7%. This was primarily attributable to decreased content library acquisitions resulting from an increase in the number of DVDs subject to revenue sharing agreements, a decrease in back catalog DVD purchases and a seasonal decline in the purchase of new release DVDs.

Fulfillment Expenses

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2008	March 31, 2008	June 30, 2007	Q2’08 vs. Q2’07	Q2’08 vs Q1’08	June 30, 2008	June 30, 2007	Q2’08 vs. Q2’07
	(in thousands, except percentages)
Fulfillment expenses	$36,318	$35,649	$29,855	21.6%	1.9%	$71,967	$59,638	20.7%
As a percentage of revenues	10.8%	10.9%	9.9%			10.8%	9.8%

Three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007

The increase in fulfillment expenses for the three and six months ended June 30, 2008 as compared to the same prior-year periods was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our shipping centers and customer service location. In addition, the increase in fulfillment expenses was attributable to higher credit card fees as a result of the increase in revenues from subscriptions.

Three months ended June 30, 2008 as compared to the three months ended March 31, 2008

The slight increase in fulfillment expenses for the three months ended June 30, 2008 as compared to the three months ended March 31, 2008 was primarily attributable to an increase in costs for customer service, as well as higher credit card fees resulting from the increase in revenue from subscriptions.

Gross Margin

	Three Months Ended			Six Months Ended
	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
		(in thousands, except percentages)
Gross profit	$107,527	$103,378	$107,000	$210,905	$217,348
Gross margin	31.8%	31.7%	35.2%	31.8%	35.7%

Three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007

The decrease in gross margin for the three and six months ended June 30, 2008 as compared to the same prior-year periods was primarily attributable to a reduction in the prices of our most popular subscription plans during the second half of 2007 and increases in postage rates effective May 2007 and May 2008.

Three months ended June 30, 2008 as compared to the three months ended March 31, 2008

Gross margin for the three months ended June 30, 2008 as compared to the three months ended March 31, 2008 was relatively flat, due to a slight increase in content spending as a percentage of revenue, offset by a slight decline in shipping and packaging and fulfillment expenses as a percentage of revenue due to a seasonal decline in DVD usage.

Technology and Development

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2008	March 31, 2008	June 30, 2007	Q2’08 vs. Q2’07	Q2’08 vs Q1’08	June 30, 2008	June 30, 2007	Q2’08 vs. Q2’07
	(in thousands, except percentages)
Technology and development	$22,186	$20,267	$18,803	18.0%	9.5%	$42,453	$34,414	23.4%
As a percentage of revenues	6.6%	6.2%	6.2%			6.4%	5.7%

Three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007

The increase in technology and development expenses for the three and six months ended June 30, 2008 as compared to the same prior-year periods was primarily attributable to an increase in personnel-related costs due to growth in headcount.

Three months ended June 30, 2008 as compared to the three months ended March 31, 2008

The increase in technology and development expenses during the three months ended June 30, 2008 as compared to the three months ended March 31, 2008 was primarily attributable to an increase in facilities related expenses as well as to the depreciation of computer hardware and software.

We regularly research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experiences. As a result, we anticipate that our technology and development expenses will increase on a year-over-year basis for the remainder of 2008.

Marketing

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2008	March 31, 2008	June 30, 2007	Q2’08 vs. Q2’07	Q2’08 vs Q1’08	June 30, 2008	June 30, 2007	Q2’08 vs. Q2’07
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$39,984	$54,896	$45,238	(11.6%)	(27.2%)	$94,879	$117,359	(19.2%)
As a percentage of revenues	11.8%	16.8%	14.9%			14.3%	19.2%
Other data:
Gross subscriber additions	1,384	1,862	1,028	34.6%	(25.7%)	3,246	2,548	27.4%
Subscriber acquisition cost	$28.89	$29.48	$44.01	(34.4%)	(2.0%)	$29.23	$46.06	(36.5%)

Three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007

The decrease in marketing expenses for the three and six months ended June 30, 2008 as compared to the same prior-year period was primarily attributable to a decrease in marketing program spending.

Subscriber acquisition cost decreased for the three and six months ended June 30, 2008 as compared to the same prior-year periods primarily due to changes in the competitive environment coupled with a decrease in marketing spending to offset, in part, the costs of the price decrease we implemented in the second half of 2007.

Three months ended June 30, 2008 as compared to the three months ended March 31, 2008

The decrease in marketing expenses during the three months ended June 30, 2008 as compared to the three months ended March 31, 2008 was primarily attributable to a decrease in marketing program spending, primarily in online advertising.

Subscriber acquisition cost decreased for the three months ended June 30, 2008 as compared to the three months ended March 31, 2008 primarily due to a seasonal decline in marketing spending.

We anticipate that marketing expenses will decrease on a year-over-year basis as we cut marketing spending to offset, in part, the costs of the price decrease we implemented in the second half of 2007.

General and Administrative

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2008	March 31, 2008	June 30, 2007	Q2’08 vs. Q2’07	Q2’08 vs Q1’08	June 30, 2008	June 30, 2007	Q2’08 vs. Q2’07
	(in thousands, except percentages)
General and administrative	$13,419	$13,739	$13,815	(2.9)%	(2.3)%	$27,158	$25,971	4.6%
As a percentage of revenues	4.0%	4.2%	4.5%			4.1%	4.3%

Three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007

The slight decrease in general and administrative expenses for the three months ended June 30, 2008 as compared to the same prior-year period was primarily attributable to a decrease in costs related to legal proceedings, offset by an increase in facilities related expenses and personnel-related costs due to an increase in headcount.

The increase in general and administrative expenses for the six months ended June 30, 2008 as compared to the same prior-year period was primarily attributable to an increase in personnel-related costs due to an increase in headcount, coupled with an increase in facilities related costs.

Three months ended June 30, 2008 as compared to the three months ended March 31, 2008

The slight decrease in general and administrative expenses during the three months ended June 30, 2008 as compared to the three months ended March 31, 2008 was primarily attributable to a decrease in costs related to legal proceedings.

We anticipate that general and administrative expenses will increase on a year-over-year basis for the remainder of 2008 in order to support our growing operations.

Gain on Legal Settlement

On June 25, 2007, we resolved a pending patent litigation with Blockbuster, Inc. As part of the settlement, we received a one-time payment of $7.0 million during the second quarter of 2007.

Interest Expense on Lease Financing Obligations

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2008	March 31, 2008	June 30, 2007	Q2’08 vs. Q2’07	Q2’08 vs Q1’08	June 30, 2008	June 30, 2007	Q2’08 vs. Q2’07
	(in thousands, except percentages)
Interest expense on lease financing obligations	$(681)	$(423)	$(298)	128.5%	61.0%	$(1,104)	$(597)	84.9%
As a percentage of revenues	(0.2)%	(0.1)%	(0.1)%			(0.2)%	(0.1)%

In June 2004 and June 2006, we entered into two separate lease arrangements whereby we leased a building that was constructed by a third party. As discussed in Note 2, we have accounted for these leases in accordance with EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction, and SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases; an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11, which causes Netflix to be considered the owner (for accounting purposes) of the two buildings.

Accordingly, we have recorded assets on our balance sheet for the costs paid by our lessor to construct our headquarters facilities, along with corresponding financing liabilities for amounts equal to these lessor-paid construction costs. The monthly rent payments we make to our lessor under our lease agreements are recorded in our financial statements as land lease expense and principal and interest on the financing liabilities. Interest expense on lease financing obligations reflects the portion of our monthly lease payments that is allocated to interest expense.

Interest and Other Income (Expense)

	Three Months Ended			Change		Six Months Ended		Change
	June 30, 2008	March 31, 2008	June 30, 2007	Q2’08 vs. Q2’07	Q2’08 vs Q1’08	June 30, 2008	June 30, 2007	Q2’08 vs. Q2’07
	(in thousands, except percentages)
Interest and other income	$2,404	$7,660	$4,972	(51.6)%	(68.6%)	$10,064	$10,322	(2.5%)
As a percentage of revenues	0.7%	2.3%	1.6%			1.5%	1.7%

Three and six months ended June 30, 2008 as compared to the three and six months ended June 30, 2007

The decrease in interest and other income (expense) for the three and six months ended June 30, 2008 as compared with the same prior-year periods was primarily attributable to a lower cash balance resulting from the repurchase of $99.9 million of our common stock in the first quarter of 2008.

Three months ended June 30, 2008 as compared to the three months ended March 31, 2008

The decrease in interest and other income (expense) during the three months ended June 30, 2008 as compared to the three months ended March 31, 2008 was primarily attributable to higher gains realized from the sale of short-term investments during the three months ended March 31, 2008 coupled with a lower yield during the second quarter of 2008.

For the remainder of 2008, we anticipate that interest and other income (expense) will consist primarily of interest income without the benefit of additional one-time gains.

Income Taxes

	Three Months Ended			Six Months Ended
	June 30, 2008	March 31, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands, except percentages)
Income taxes	$9,345	$9,203	$17,606	$18,548	$24,249
Effective tax rate	26.0%	40.8%	40.8%	31.7%	40.7%

As of January 1, 2008, we had no gross unrecognized tax benefits. During the quarter ended June 30, 2008, we had an increase in gross unrecognized tax benefits of approximately $0.4 million related to the current year tax position and an increase of approximately $9.0 million related to our prior year tax position. The gross uncertain tax position, if recognized by us, will result in a reduction of approximately $7.6 million to the tax provision which will impact our effective tax rate.

Our effective tax rate for the second quarter of 2008 differed from the federal statutory rate due primarily to tax credits recorded during the quarter. The decrease in our effective tax rates for the three and six months ended June 30, 2008 as compared to the same prior-year periods was primarily attributable to the impact of federal and state tax credits recorded during the quarter.

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

Our primary source of liquidity has been cash from operations, which consists mainly of net income adjusted for non-cash items such as amortization of our content library and the depreciation of property and equipment, and stock-based compensation related to the issuance of common stock. Our primary uses of cash include our stock repurchase programs, the acquisition of content and marketing and fulfillment expenses.

In 2008, operating cash flows is expected to be a significant source of liquidity, while the acquisition of content and marketing and fulfillment expenses are expected to continue to be significant uses of cash. Other significant uses of cash in 2008 may include stock repurchases. The following table highlights selected measures of our liquidity and capital resources for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
	(in thousands)
Net cash provided by operating activities	$78,145	$65,234	$156,014	$128,358
Net cash used in investing activities	(109,693)	(83,897)	(105,367)	(333,740)
Net cash provided by (used in) financing activities	6,848	(15,613)	(83,797)	(10,866)

Operating Activities

During the three months ended June 30, 2008, our operating activities consisted of net income of $26.6 million, increased by non-cash adjustments of $59.2 million, and a decrease in net operating assets and liabilities of $7.7 million. The majority of the non-cash adjustments resulted from $57.0 million of amortization of the content library. Cash provided by operating activities increased $12.9 million for the three months ended June 30, 2008 as compared to the same prior-year period. This was primarily due to an increase in non-cash adjustments of $17.9 million.

During the six months ended June 30, 2008, our operating activities consisted of net income of $39.9 million, increased by non-cash adjustments of $118.1 million, and a decrease in net operating assets and liabilities of $2.0 million. The majority of the non-cash adjustments resulted from $114.6 million of amortization of the content library. Our content library increased as we continued to both purchase and license additional content in order to support our larger subscriber base. Cash provided by operating activities increased $27.7 million for the six months ended June 30, 2008 as compared to the same prior-year period. This was primarily due to an increase in net income of $4.7 and an increase in non-cash adjustments of $27.0 million.

Investing Activities

During the three months ended June 30, 2008, our investing activities consisted primarily of purchases and sales of available-for-sale securities, acquisitions of content and purchases of property and equipment. Cash used in investing activities increased $25.8 million for the three months ended June 30, 2008 as compared to the same prior-year period. This is primarily attributable to an increase of $12.0 million in purchases of available-for-sale securities coupled with a decrease of $7.0 million in the proceeds from the sales of available-for-sale securities as compared to the same prior-year period. Purchases of property and equipment increased by $5.7 million for the three months ended June 30, 2008 as compared to the same prior year period as we invested in increasing the efficiency of our fulfillment centers. In addition, content acquisitions decreased by $2.2 million as the number of DVDs subject to revenue sharing agreements increased.

During the six months ended June 30, 2008, our investing activities consisted primarily of purchases and sales of available-for-sale securities, acquisitions of content and purchases of property and equipment. Cash used in investing activities decreased $228.4 million for the six months ended June 30, 2008 as compared to the same prior-year period. This is primarily attributable to a decrease of $160.2 million in purchases of available-for-sale securities coupled with an increase of $72.9 million in the proceeds from the sales of available-for-sale securities as compared to the same prior-year period.

Financing Activities

During the three months ended June 30, 2008, our financing activities consisted primarily of the issuance of common stock. Cash provided by financing activities was $6.8 million during the three months ended June 30, 2008 as compared to cash used in financing activities of $15.6 for the three months ended June 30, 2007. This was primarily because we did not repurchase common stock through our stock repurchase program during the quarter ended June 30, 2008.

During the six months ended June 30, 2008, our financing activities consisted of the issuance of common stock, repurchases of our common stock and the excess tax benefit from stock-based compensation. Cash used in financing activities increased by $72.9 million during the six months ended June 30, 2008 primarily due to an increase in stock repurchases of $69.7 million. On January 31, 2008, our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $100.0 million of our common stock through the end of 2008. Under this program, we repurchased 3,847,062 shares of common stock at an average price of $25.96 per share for an aggregate amount of $99.9 million, net of expenses. On March 5, 2008, our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $150.0 million of our common stock through the end of 2008. No shares were repurchased under this program during the six months ended June 30, 2008. Stock repurchases during the first quarter of 2007 were approximately $30.2 million.

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

In June 2004, we entered into a seven year lease arrangement for our headquarters in Los Gatos, California. In March 2006, we exercised our option to lease over five years an adjacent building. The buildings were completed in the first quarter of 2006 and 2008, respectively, and each building comprises approximately 80,000 square feet of office space. The terms of the lease agreements required our involvement in the construction of certain elements of the buildings. Upon commencement of the lease, we accounted for both of these arrangements as operating leases, whereby the total minimum lease payment obligations under the leases were recognized as monthly rent expense on a straight-line basis over the term of the lease. In June 2008, we concluded that GAAP requires these leases to be treated as financing obligations, and accordingly have corrected our historical accounting. As we are deemed to be the owner (for accounting purposes only) of the buildings subject to the leases during the construction period, we have recorded an asset as well as a corresponding liability for the costs paid by the lessor to construct these buildings. The corrections were deemed immaterial to our financial statements and did not affect the total cash payments we have made or our payment obligations under the lease agreements. See Note 2 to the condensed consolidated financial statements for further discussion.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 identifies the sources of accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). SFAS 162 is effective 60 days following the Securities and Exchange Commission approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of “Present Fairly in Conformity with Generally Accepted Accounting Principles”. We currently adhere to the hierarchy of GAAP as presented in SFAS No. 162, and do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to replace SFAS No. 141, Business Combinations. SFAS No. 141(R) requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of this standard to have a material impact on our financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP No. 157-2. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations. See Note 3 to the condensed consolidated financial statements for further discussion.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 8 in the notes to the condensed consolidated financial statements is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 21, 2008. The following two proposals were adopted:

Proposal One:

Election of Directors:

	Number of Shares
Nominees	For	Withheld
Reed Hastings	54,631,213	707,455
Jay C. Hoag	48,056,101	7,282,567
A. George (Skip) Battle	48,736,485	6,602,183

In addition, the term of each of the following directors continued after the annual meeting: Richard Barton, Charles Giancarlo, Timothy Haley, Michael Schuh and Greg Stanger.

Proposal Two:

Ratification of the appointment of KPMG LLP as independent auditors for the year ending December 31, 2008:

Number of Shares
For	Against	Abstain	Non-Votes
55,063,524	170,605	104,539	—

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.8	Lease between Sobrato Land Holdings and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: August 11, 2008	By:	/s/ REED HASTINGS
Reed Hastings
Chief Executive Officer
(Principal executive officer)

Dated: August 11, 2008	By:	/s/ BARRY MCCARTHY
Barry McCarthy
Chief Financial Officer
(Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.8	Lease between Sobrato Land Holdings and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.