Form 10-Q
period 2008-09-30
NETFLIX INC
filed 2008-11-03
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 31, 2008, there were 58,669,096 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues	$341,269	$293,972	$1,005,066	$902,985
Cost of revenues:
Subscription	186,573	163,707	567,498	495,734
Fulfillment expenses *	37,923	30,746	109,890	90,384

Total cost of revenues	224,496	194,453	677,388	586,118

Gross profit	116,773	99,519	327,678	316,867
Operating expenses:
Technology and development *	23,368	18,112	65,821	52,526
Marketing *	49,217	49,149	144,096	166,508
General and administrative *	11,742	12,863	38,900	38,834
Gain on disposal of DVDs	(1,628)	(2,310)	(4,724)	(5,500)
Gain on legal settlement	—	—	—	(7,000)

Total operating expenses	82,699	77,814	244,093	245,368

Operating income	34,074	21,705	83,585	71,499
Other income (expense):
Interest expense on lease financing obligations	(677)	(296)	(1,781)	(893)
Interest and other income (expense)	1,536	5,089	11,600	15,411

Income before income taxes	34,933	26,498	93,404	86,017
Provision for income taxes	14,562	10,851	33,110	35,100

Net income	$20,371	$15,647	$60,294	$50,917

Net income per share:
Basic	$0.34	$0.24	$0.98	$0.75
Diluted	$0.33	$0.23	$0.95	$0.73
Weighted average common shares outstanding:
Basic	60,408	66,469	61,651	67,723
Diluted	62,272	68,090	63,658	69,560
* Stock-based compensation included in expense line items:
Fulfillment expenses	$126	$99	$340	$327
Technology and development	950	1,002	2,795	2,590
Marketing	460	547	1,424	1,599
General and administrative	1,499	1,465	4,511	4,218

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	September 30, 2008	December 31, 2007
Assets
Current assets:
Cash and cash equivalents	$111,524	$177,439
Short-term investments	139,304	207,703
Prepaid expenses	9,982	6,116
Prepaid revenue sharing expenses	15,274	6,983
Deferred tax assets	7,023	2,254
Other current assets	18,268	16,037

Total current assets	301,375	416,532
Content library, net	122,558	132,455
Property and equipment, net	128,541	113,175
Deferred tax assets	19,831	16,865
Other assets	10,694	4,465

Total assets	$582,999	$683,492

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109,277	$104,445
Accrued expenses	31,625	36,466
Current portion lease financing obligations	1,090	823
Deferred revenue	65,897	71,665

Total current liabilities	207,889	213,399
Lease financing obligations, excluding current portion	38,287	35,652
Other liabilities	11,990	4,629

Total liabilities	258,166	253,680
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at September 30, 2008 and December 31, 2007; 59,119,998 and 64,912,915 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	62	65
Additional paid-in capital	331,489	402,710
Treasury stock at cost (2,991,684 shares)	(90,028)	—
Accumulated other comprehensive (loss) income	(2,410)	1,611
Retained earnings	85,720	25,426

Total stockholders’ equity	324,833	429,812

Total liabilities and stockholders’ equity	$582,999	$683,492

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income	$20,371	$15,647	$60,294	$50,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	8,643	5,945	23,313	16,057
Amortization of content library	47,596	48,237	162,178	148,664
Amortization of discounts and premiums on investments	122	23	436	(48)
Stock-based compensation expense	3,035	3,113	9,070	8,734
Excess tax benefits from stock-based compensation	(1,093)	(5,170)	(4,467)	(21,264)
(Gain) loss on disposal of property and equipment	(1)	128	101	128
Loss (gain) on sale of short-term investments	494	(170)	(3,746)	(364)
Gain on disposal of DVDs	(3,205)	(3,937)	(9,856)	(11,731)
Deferred taxes	(3,894)	(358)	(7,255)	(1,235)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(209)	111	(8,306)	(4,495)
Accounts payable	(1,056)	6,048	6,869	(387)
Accrued expenses	4,730	11,433	(1,994)	33,376
Deferred revenue	(1,989)	(4,201)	(5,768)	(13,357)
Other assets and liabilities	(313)	814	8,376	1,026

Net cash provided by operating activities	73,231	77,663	229,245	206,021

Cash flows from investing activities:
Purchases of short-term investments	(22,950)	(51,972)	(180,841)	(370,112)
Proceeds from sale of short-term investments	50,609	41,264	247,610	165,379
Purchases of property and equipment	(9,226)	(7,412)	(36,319)	(34,393)
Acquisition of intangible asset	(62)	—	(1,062)	—
Acquisitions of content library	(41,564)	(39,452)	(161,862)	(165,346)
Proceeds from sale of DVDs	3,787	4,760	13,673	17,756
Investment in business	—	—	(6,000)	—
Other assets	3	615	31	779

Net cash used in investing activities	(19,403)	(52,197)	(124,770)	(385,937)

Cash flows from financing activities:
Principal payments of lease financing obligations	(234)	(98)	(586)	(290)
Proceeds from issuance of common stock	2,576	417	15,642	3,864
Excess tax benefits from stock-based compensation	1,093	5,170	4,467	21,264
Repurchases of common stock	(90,028)	(35,333)	(189,913)	(65,548)

Net cash used in financing activities	(86,593)	(29,844)	(170,390)	(40,710)

Net decrease in cash and cash equivalents	(32,765)	(4,378)	(65,915)	(220,626)
Cash and cash equivalents, beginning of period	144,289	184,182	177,439	400,430

Cash and cash equivalents, end of period	$111,524	$179,804	$111,524	$179,804

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

Short-term investments are reviewed periodically to identify possible other-than-temporary impairment. When evaluating the investments, the Company reviews factors such as length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery in market value. The Company’s short-term investments had no other-than-temporary impairment during the three and nine months ended September 30, 2008 and 2007.

Restricted Cash

As of September 30, 2008 and December 31, 2007, other assets included restricted cash of $1.9 million related to workers’ compensation insurance deposits. In the second quarter of 2008, the Company paid $2.4 million for plaintiffs’ attorneys’ fees and expenses in the Chavez vs. Netflix, Inc. lawsuit, of which $2.3 million was included in other current assets as of December 31, 2007.

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

The Company offers movies and TV episodes that can be watched on subscribers’ PCs and TVs via Netflix ready devices (“streaming content”). The Company capitalizes and amortizes license fees on streaming content on a straight-line basis consistent with the terms of the license agreements. Streaming content is also acquired under revenue sharing agreements with studios and distributors. The revenue sharing expense associated with the streaming of content is expensed to cost of revenues.

Amortization of Intangible Assets

Intangible assets are carried at cost less accumulated amortization. The Company amortizes intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from approximately 9 to 14 years. Intangible assets are included in other assets in the condensed consolidated balance sheets. See Note 4 to the condensed consolidated financial statements for further discussion.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to 30 years, or the lease term for leasehold improvements, if applicable. See Note 4 to the condensed consolidated financial statements for further discussion.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, long-lived assets, such as content library, property and equipment and intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized for the amount in which the carrying amount of an asset group exceeds fair value of the asset group. Impairment charges were not material during the three and nine months ended September 30, 2008 and 2007.

Capitalized Software Costs

The Company accounts for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet the Company’s internal needs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed and Statement of Position (“SOP”) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the application development stage for software programs to be used solely to meet the Company’s internal needs are capitalized. Capitalized software costs are included in property and equipment, net and are amortized over the estimated useful lives of the software, generally up to three years. The net book value of capitalized software costs is not significant as of September 30, 2008 and December 31, 2007.

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

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands, except per share data)
Basic earnings per share:
Net income	$20,371	$15,647	$60,294	$50,917
Shares used in computation:
Weighted-average common shares outstanding	60,408	66,469	61,651	67,723

Basic earnings per share	$0.34	$0.24	$0.98	$0.75

Diluted earnings per share:
Net income	$20,371	$15,647	$60,294	$50,917
Shares used in computation:
Weighted-average common shares outstanding	60,408	66,469	61,651	67,723
Employee stock options and employee stock purchase plan shares	1,864	1,621	2,007	1,837

Weighted-average number of shares	62,272	68,090	63,658	69,560

Diluted earnings per share	$0.33	$0.23	$0.95	$0.73

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Employee stock options	555	2,660	458	2,071

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Vested stock options granted before June 30, 2004 can be exercised up to three months following termination of employment. Vested stock options granted after June 30, 2004 and before January 1, 2007 can be exercised up to one year following termination of employment. Beginning in January 2007, newly-granted employee stock options can be exercised for the full ten year contractual term regardless of employment status. In conjunction with this change, the Company changed its method of calculating the fair value of new stock-based compensation awards granted under its stock option plans from a Black-Scholes model to a lattice-binomial model. See Note 6 to the condensed consolidated financial statements for further discussion.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP No. 157-2. Effective January 1, 2008, the Company adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position or results of operations. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in cases where a market is not active. The Company has considered FSP No. 157-3 in its determination of estimated fair values as of September 30, 2008, and the impact was not material. See Note 3 to the condensed consolidated financial statements for further discussion.

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

As of September 30, 2008, property and equipment, net, included $40.7 million for the two buildings described above and related accumulated depreciation of $2.2 million. As of December 31, 2007, property and equipment, net, included $37.2 million and related accumulated depreciation of $1.3 million.

The impact of these corrections on the previously presented periods is as follows:

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30, 2007	Adjustments	Adjusted Three Months Ended September 30, 2007
Revenues	$293,972	$—	$293,972
Cost of revenues:
Subscription	163,707	—	163,707
Fulfillment expenses	30,746	—	30,746

Total cost of revenues	194,453	—	194,453

Gross profit	99,519	—	99,519
Operating expenses:
Technology and development	18,216	(104)	18,112
Marketing	49,166	(17)	49,149
General and administrative	12,895	(32)	12,863
Gain on disposal of DVDs	(2,310)	—	(2,310)

Total operating expenses	77,967	(153)	77,814

Operating income	21,552	153	21,705
Other income (expense):
Interest expense on lease financing obligations	—	(296)	(296)
Interest and other income (expense)	5,089	—	5,089

Income before income taxes	26,641	(143)	26,498
Provision for income taxes	10,909	(58)	10,851

Net income	$15,732	$(85)	$15,647

Net income per share:
Basic	$0.24		$0.24
Diluted	$0.23		$0.23
Weighted average common shares outstanding:
Basic	66,469		66,469
Diluted	68,090		68,090

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Nine Months Ended September 30, 2007	Adjustments	Adjusted Nine Months Ended September 30, 2007
Revenues	$902,985	$—	$902,985
Cost of revenues:
Subscription	495,734	—	495,734
Fulfillment expenses	90,384	—	90,384

Total cost of revenues	586,118	—	586,118

Gross profit	316,867	—	316,867
Operating expenses:
Technology and development	52,838	(312)	52,526
Marketing	166,559	(51)	166,508
General and administrative	38,930	(96)	38,834
Gain on disposal of DVDs	(5,500)	—	(5,500)
Gain on legal settlement	(7,000)	—	(7,000)

Total operating expenses	245,827	(459)	245,368

Operating income	71,040	459	71,499
Other income (expense):
Interest expense on lease financing obligations	—	(893)	(893)
Interest and other income (expense)	15,411	—	15,411

Income before income taxes	86,451	(434)	86,017
Provision for income taxes	35,275	(175)	35,100

Net income	$51,176	$(259)	$50,917

Net income per share:
Basic	$0.76		$0.75
Diluted	$0.74		$0.73
Weighted average common shares outstanding:
Basic	67,723		67,723
Diluted	69,560		69,560

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended September 30, 2007	Adjustments	Adjusted Three Months Ended September 30, 2007
Cash flows from operating activities:
Net income	$15,732	$(85)	$15,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	5,777	168	5,945
Amortization of content library	48,237	—	48,237
Amortization of discounts and premiums on investments	23	—	23
Stock-based compensation expense	3,113	—	3,113
Excess tax benefits from stock-based compensation	(5,170)	—	(5,170)
Loss on disposal of property and equipment	128	—	128
Gain on sale of short-term investments	(170)	—	(170)
Gain on disposal of DVDs	(3,937)	—	(3,937)
Deferred taxes	(300)	(58)	(358)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	111	—	111
Accounts payable	6,048	—	6,048
Accrued expenses	11,433	—	11,433
Deferred revenue	(4,201)	—	(4,201)
Other assets and liabilities	741	73	814

Net cash provided by operating activities	77,565	98	77,663

Cash flows from investing activities:
Purchases of short-term investments	(51,972)	—	(51,972)
Proceeds from sale of short-term investments	41,264	—	41,264
Purchases of property and equipment	(7,412)	—	(7,412)
Acquisitions of content library	(39,452)	—	(39,452)
Proceeds from sale of DVDs	4,760	—	4,760
Other assets	615	—	615

Net cash used in investing activities	(52,197)	—	(52,197)

Cash flows from financing activities:
Principal payments of lease financing obligations	—	(98)	(98)
Proceeds from issuance of common stock	417	—	417
Excess tax benefits from stock-based compensation	5,170	—	5,170
Repurchases of common stock	(35,333)	—	(35,333)

Net cash used in financing activities	(29,746)	(98)	(29,844)

Net decrease in cash and cash equivalents	(4,378)	—	(4,378)
Cash and cash equivalents, beginning of period	184,182	—	184,182

Cash and cash equivalents, end of period	$179,804	$—	$179,804

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2007	Adjustments	Adjusted Nine Months Ended September 30, 2007
Cash flows from operating activities:
Net income	$51,176	$(259)	$50,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	15,553	504	16,057
Amortization of content library	148,664	—	148,664
Amortization of discounts and premiums on investments	(48)	—	(48)
Stock-based compensation expense	8,734	—	8,734
Excess tax benefits from stock-based compensation	(21,264)	—	(21,264)
Loss on disposal of property and equipment	128	—	128
Gain on sale of short-term investments	(364)	—	(364)
Gain on disposal of DVDs	(11,731)	—	(11,731)
Deferred taxes	(1,060)	(175)	(1,235)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,495)	—	(4,495)
Accounts payable	(387)	—	(387)
Accrued expenses	33,376	—	33,376
Deferred revenue	(13,357)	—	(13,357)
Other assets and liabilities	806	220	1,026

Net cash provided by operating activities	205,731	290	206,021

Cash flows from investing activities:
Purchases of short-term investments	(370,112)	—	(370,112)
Proceeds from sale of short-term investments	165,379	—	165,379
Purchases of property and equipment	(34,393)	—	(34,393)
Acquisitions of content library	(165,346)	—	(165,346)
Proceeds from sale of DVDs	17,756	—	17,756
Other assets	779	—	779

Net cash used in investing activities	(385,937)	—	(385,937)

Cash flows from financing activities:
Principal payments of lease financing obligations	—	(290)	(290)
Proceeds from issuance of common stock	3,864	—	3,864
Excess tax benefits from stock-based compensation	21,264	—	21,264
Repurchases of common stock	(65,548)	—	(65,548)

Net cash used in financing activities	(40,420)	(290)	(40,710)

Net decrease in cash and cash equivalents	(220,626)	—	(220,626)
Cash and cash equivalents, beginning of period	400,430	—	400,430

Cash and cash equivalents, end of period	$179,804	$—	$179,804

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

3. Short-Term Investments and Fair Value Measurement

Short-term investments are classified as available-for-sale securities and are reported at fair value as follows:

	September 30, 2008
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$28,571	$76	$(1,275)	$27,372
Government and agency securities	89,999	286	(361)	89,924
Asset and mortgage-backed securities	23,144	56	(1,192)	22,008

	$141,714	$418	$(2,828)	$139,304

	December 31, 2007
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$36,445	$315	$(85)	$36,675
Government and agency securities	130,884	2,155	(33)	133,006
Asset and mortgage-backed securities	37,842	307	(127)	38,022

	$205,171	$2,777	$(245)	$207,703

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

Level 1 – Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category includes money market funds of $42.9 million, which are included in cash and cash equivalents in the condensed consolidated balance sheets.

Level 2 – Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. The Level 2 category includes short-term investments and cash equivalents of $158.9 million, which are comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities. Substantially all of the residential and commercial mortgage-backed securities are “AAA” rated. The mortgage bonds owned represent the senior tranches of the capital structure and provide credit enhancement through over-collateralization and their subordination characteristics.

Level 3 – Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company has no Level 3 financial assets measured at fair value on the condensed consolidated balance sheets as of September 30, 2008.

The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The Company did not have any material financial liabilities that were covered by SFAS No. 157 as of September 30, 2008.

4. Balance Sheet Components

Content Library, net

Content library and accumulated amortization consisted of the following:

	As of
	September 30, 2008	December 31, 2007
	(in thousands)
Content library, gross	$831,734	$698,704
Less accumulated amortization	(709,176)	(566,249)

Content library, net	$122,558	$132,455

Property and Equipment, net

Property and equipment and accumulated depreciation consisted of the following:

		As of
		September 30, 2008	December 31, 2007
		(in thousands)
Computer equipment	3 years	$42,040	$35,585
Other equipment	3-5 years	56,817	41,140
Computer software, including internal-use software	1-3 years	29,855	22,058
Furniture and fixtures	3 years	12,073	7,882
Building (1)	30 years	40,681	37,193
Leasehold improvements	Over life of lease	32,531	18,440
Capital work-in-progress		4,294	18,452

Property and equipment, gross		218,291	180,750
Less: Accumulated depreciation		(89,750)	(67,575)

Property and equipment, net		$128,541	$113,175

(1)	See Note 2 to the condensed consolidated financial statements for further discussion.

Intangible Assets

Intangible assets and accumulated amortization consisted of the following:

	As of
	September 30, 2008	December 31, 2007
	(in thousands)
Patents, gross	$2,229	$1,566
Less accumulated amortization	(331)	(200)

Patents, net	$1,898	$1,366

In 2008, the Company capitalized $0.7 million related to the acquisition of certain technology patent licenses. The capitalized patent licenses are being amortized to technology and development in the condensed consolidated statements of operations over the remaining life of the patents, the last of which expires in September 2021.

5. Other Comprehensive Income

The components of comprehensive income are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Net income	$20,371	$15,647	$60,294	$50,917
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(1,596)	1,258	(4,021)	737

Comprehensive income	$18,775	$16,905	$56,273	$51,654

6. Stockholders’ Equity

Stock Repurchases

On March 5, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $150 million of its common stock through the end of 2008. During the three months ended September 30, 2008, the Company repurchased 2,991,684 shares of common stock under this program. Shares were purchased at an average price of approximately $30 per share for an aggregate amount of approximately $90 million. As the ultimate disposition has not been decided, repurchased shares under this plan are recorded as treasury stock under the cost method. As of September 30, 2008, there were no unsettled share repurchases.

On January 31, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $100 million of its common stock through the end of 2008. During the three months ended March 31, 2008, the Company repurchased 3,847,062 shares of common stock under this program. Shares were purchased at an average price of approximately $26 per share for an aggregate amount of $100 million. Repurchased shares under this plan were accounted for under the retirement method, as all shares repurchased had been retired.

On April 17, 2007, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $100 million of its common stock through the end of 2007. During the three months ended September 30, 2007, the Company repurchased 2,061,687 shares of common stock at an average price of approximately $17 per share for an aggregate amount of approximately $35 million. During the nine months ended September 30, 2007, the Company repurchased 3,444,149 shares of common stock at an average price of approximately $19 per share for an aggregate amount of $66 million. During the year ended December 31, 2007, the Company repurchased 4,733,788 shares of common stock at an average price of approximately $21 per share for an aggregate amount of $100 million. Repurchased shares under this plan were accounted for under the retirement method, as all shares repurchased had been retired.

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

Under the Company’s ESPP, employees may purchase common stock of the Company through accumulated payroll deductions. The purchase price of the common stock acquired by employees participating in the ESPP is 85% of the closing price on either the first day of the offering period or the last day of the purchase period, whichever is lower. Through May 1, 2006, offering periods were 24 months, and the purchase periods were six months. Therefore, each offering period included four six-month purchase periods, and the purchase price for each six-month period was determined by comparing the closing prices on the first day of the offering period and the last day of the applicable purchase period. In this manner, the look-back for determining the purchase price was up to 24 months. However, effective May 1, 2006, the ESPP was amended so that the offering and purchase periods take place concurrently in consecutive six-month increments. Therefore, under the amended ESPP, the look-back for determining the purchase price is six months. Employees may invest up to 15% of their gross salary through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. As of September 30, 2008, 2,525,464 shares were available for future issuance under the ESPP.

Stock Option Plans

The 1997 Stock Plan provides for the issuance of stock purchase rights, incentive stock options or non-statutory stock options. In November 2007, the 1997 Stock Plan expired and, as a result, there were no shares available for grant, thereafter, under the 1997 Stock Plan.

In February 2002, the Company adopted the 2002 Stock Plan, which was amended and restated in May 2006. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. As of September 30, 2008, 3,437,268 shares were available for grant under the 2002 Stock Plan.

A summary of option activity during the nine months ended September 30, 2008 is as follows:

	Options Outstanding			Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value ( in thousands)
	Shares Available For Grant	Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2007	3,994,866	5,619,638	$16.47
Granted	(217,942)	217,942	27.30
Exercised	—	(484,431)	17.63
Cancelled	30,384	(30,384)	28.61
Expired	(332)	—	—

Balances as of March 31, 2008	3,806,976	5,322,765	16.74	6.50	$95,556
Granted	(177,253)	177,253	32.58
Exercised	—	(254,852)	8.50
Cancelled	5,581	(5,581)	33.97

Balances as of June 30, 2008	3,635,304	5,239,585	17.66	6.50	$49,657
Granted	(203,843)	203,843	28.97
Exercised	—	(201,079)	12.81
Cancelled	5,807	(5,807)	28.54

Balances as of September 30, 2008	3,437,268	5,236,542	18.27	6.43	$67,521

Vested and exercisable as of September 30, 2008		5,236,542	18.27	6.43	67,521

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised during the three and nine months ended September 30, 2008 was $3.5 million and $16.7 million, respectively. Total intrinsic value of options exercised during the three and nine months ended September 30, 2007 was $1.3 million and $6.6 million, respectively.

Cash received from option exercises and purchases under the ESPP for the three and nine months ended September 30, 2008 was $2.6 million and $15.6 million, respectively. Cash received from option exercises and purchases under the ESPP for the three and nine months ended September 30, 2007 was $0.4 million and $3.9 million, respectively.

Stock-Based Compensation

The following table summarizes the assumptions used to value option grants using the lattice-binomial model:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Dividend Yield	—	—	—	—
Expected Volatility	50%	48%	50% - 54%	43% - 48%
Risk-free interest rate	4.00%	4.92%	3.69% - 4.00%	4.65% - 4.92%
Suboptimal exercise factor	1.77 - 1.90	1.77 - 2.06	1.77 - 2.04	1.77 - 2.09

The fair value of shares issued under the ESPP is estimated using the Black-Scholes option pricing model. The following table summarizes the assumptions used to value shares issued under the ESPP:

	Nine Months Ended
	September 30, 2008	September 30, 2007
Dividend yield	—	—
Expected volatility	55%	41%
Risk-free interest rate	1.58%	5.07%
Expected life (in years)	0.5	0.5

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

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors when determining the estimate of expected life for each group, including the historical option exercise behavior and the terms and vesting periods of the options granted. In the nine months ended September 30, 2008, the Company used a suboptimal exercise factor ranging from 1.90 to 2.04, for executives and 1.77 for non-executives, which resulted in a calculated expected life of the option grants of four years for executives and three years for non-executives. In the nine months ended September 30, 2007, the Company used a suboptimal exercise factor ranging from 2.06 to 2.09 for executives and 1.77 for non-executives, which resulted in a calculated expected life of five years for executives and four years for non-executives.

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

The weighted-average fair value of employee stock options granted during the three and nine months ended September 30, 2008 was $12.40 and $12.89 per share, respectively. The weighted-average fair value of employee stock options granted during the three and nine months ended September 30, 2007 was $8.15 and $9.34 per share, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and ESPP under SFAS No. 123(R) for the three and nine months ended September 30, 2008 and 2007 which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Fulfillment expenses	$126	$99	$340	$327
Technology and development	950	1,002	2,795	2,590
Marketing	460	547	1,424	1,599
General and administrative	1,499	1,465	4,511	4,218

Stock-based compensation expense before income taxes	3,035	3,113	9,070	8,734
Income tax benefit	(1,266)	(1,276)	(3,298)	(3,560)

Stock-based compensation after income taxes	$1,769	$1,837	$5,772	$5,174

7. Income Taxes

The effective tax rate for the three months ended September 30, 2008 was 41.7%. The provision is primarily for the U.S. federal and state taxes netted with the research and development credits claimed during the year. Our effective tax rate differed from the federal statutory rate primarily due to state tax provision netted with the research and development credits claimed. The provision for income taxes for the three months ended September 30, 2008 was $14.6 million.

As of January 1, 2008, the Company had no gross unrecognized tax benefits. During the nine months ended September 30, 2008, the Company had an increase in gross unrecognized tax benefits of approximately $1.5 million related to its current year tax position and an increase of approximately $9.0 million related to its prior year tax positions. The gross uncertain tax positions, if recognized by the Company, will result in a reduction of approximately $8.0 million to the tax provision which will favorably impact the Company’s effective tax rate.

In accordance with FIN No. 48, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense. Accrued interest and penalties relating to the income tax on the unrecognized tax benefits as of September 30, 2008 were immaterial due to sufficient tax attributes or tax payments available for years prior to fiscal 2008.

The Company anticipates settling $0.3 million of its unrecognized tax benefits over the next twelve months. As a result, this amount was included in the current income payable.

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

On October 24, 2008, Media Queue, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Oklahoma, captioned Media Queue, LLC v. Netflix, Inc., et. al, Civil Action No.
CIV 08-402-KEW. The complaint alleges that the Company infringed U.S. Patent No. 7,389,243 entitled “Notification System and Method for Media Queue” issued on June 17, 2008. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patent in the future.

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

On October 16, 2007, Refined Recommendation Corporation filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of New Jersey, captioned Refined Recommendation Corporation v. Netflix, Inc., Civil Action No. 2:07-cv-04981-DMC-MF. The complaint alleges that the Company infringed U.S. Patent No. 6,606,102 entitled “Optimizing Interest Potential”, issued on August 12, 2003. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the defendants from infringing the patent in the future. On February 15, 2008, the case was transferred to the Northern District of California. On September 16, 2008, the Company entered into a settlement agreement with the plaintiff. On September 24, 2008, pursuant to a stipulation between the parties, the court entered an Order dismissing all claims against the Company with prejudice.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our strategy for delivering streaming content; subscriber growth; operating expenses; interest and other income (expense); liquidity; churn; developments in DVD formats; that the DVD format will continue to be the main vehicle for watching content in the home; the broadening of our distribution capabilities over other platforms; and average revenue per average paying subscriber. These forward-looking statements can be identified by words such as: “will”, “anticipate”, “intend”, “may”, “expect” and derivations thereof. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on February 28, 2008, in the Quarterly Reports on Form 10-Q filed with the SEC on May 6, 2008 and August 11, 2008.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

Our Business

We are an online movie rental subscription service in the United States (“U.S.”), providing approximately 8.7 million subscribers access to over 100,000 DVD titles plus a growing library of over 12,000 choices that subscribers can watch on their PCs and TVs via Netflix ready devices (“streaming content”). We offer a variety of subscription plans with no due dates, no late fees and no shipping fees. Subscribers select titles at our Web site aided by our proprietary recommendation service, receive them on DVD by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue. We also offer certain movies and TV episodes that can be watched on subscribers’ PCs and TVs via Netflix ready devices. The terms and conditions by which subscribers utilize our service and a more detailed description of how our service works can be found at www.netflix.com/TermsOfUse.

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

Performance Highlights

The following represents our performance highlights for the three months ended September 30, 2008, June 30, 2008 and September 30, 2007 and the nine months ended September 30, 2008 and September 30, 2007:

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2008	June 30, 2008	September 30, 2007	Q3’08 vs. Q3’07	Q3’08 vs Q2’08	September 30, 2008	September 30, 2007	Q3’08 vs. Q3’07
	(in thousands except per share data, percentages and subscriber acquisition cost)
Revenues	$341,269	$337,614	$293,972	16.1%	1.1%	$1,005,066	$902,985	11.3%
Net income	20,371	26,579	15,647	30.2%	(23.4%)	60,294	50,917	18.4%
Net income per share - diluted	$0.33	$0.42	$0.23	43.5%	(21.4%)	$0.95	$0.73	30.1%
Total subscribers at end of period	8,672	8,411	7,028	23.4%	3.1%	8,672	7,028	23.4%
Churn	4.2%	4.2%	4.2%	—	—	—	—	—
Subscriber acquisition cost	$32.21	$28.89	$37.89	(15.0%)	11.5%	$30.18	$43.31	(30.3%)
Gross margin	34.2%	31.8%	33.9%	0.9%	7.5%	32.6%	35.1%	(7.1%)

Recent Developments and Initiatives

We continue to make progress in the area of streaming content. We have announced several partnerships with technology and consumer electronics companies that will enable our subscribers to stream content directly to their television sets. These partners include Roku, LG, Microsoft, Samsung, and TiVo. The Netflix Player by Roku as well as LG’s BD300 Blu-ray player are currently available for retail purchase. We continue to increase our streaming content offering as well, including recent additions of content from CBS, Disney and Starz Play.

We believe that recent deterioration in the economy has slowed our growth. We would anticipate that a continued deterioration in the economy or a prolonged recession would slow the rate of subscriber growth or otherwise impact our business, including churn and subscriber acquisition costs.

Critical Accounting Policies and Estimates

There have been no significant changes during the nine months ended September 30, 2008 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

	Three Months Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of revenues:
Subscription	54.7%	57.4%	55.6%	56.5%	54.9%
Fulfillment expenses	11.1%	10.8%	10.5%	10.9%	10.0%

Total cost of revenues	65.8%	68.2%	66.1%	67.4%	64.9%

Gross margin	34.2%	31.8%	33.9%	32.6%	35.1%
Operating expenses:
Technology and development	6.8%	6.6%	6.2%	6.5%	5.9%
Marketing	14.4%	11.8%	16.7%	14.3%	18.4%
General and administrative	3.4%	4.0%	4.4%	3.9%	4.3%
Gain on disposal of DVDs	(0.4%)	(0.7%)	(0.8%)	(0.4%)	(0.6%)
Gain on legal settlement	—	—	—	—	(0.8%)

Total operating expenses	24.2%	21.7%	26.5%	24.3%	27.2%

Operating income	10.0%	10.1%	7.4%	8.3%	7.9%
Other income (expense):
Interest expense on lease financing obligations	(0.2%)	(0.2%)	(0.1%)	(0.2%)	(0.1%)
Interest and other income (expense)	0.4%	0.7%	1.7%	1.2%	1.7%

Income before income taxes	10.2%	10.6%	9.0%	9.3%	9.5%
Provision for income taxes	4.2%	2.7%	3.7%	3.3%	3.9%

Net income	6.0%	7.9%	5.3%	6.0%	5.6%

Revenues

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period.

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2008	June 30, 2008	September 30, 2007	Q3’08 vs. Q3’07	Q3’08 vs Q2’08	September 30, 2008	September 30, 2007	Q3’08 vs. Q3’07
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$341,269	$337,614	$293,972	16.1%	1.1%	$1,005,066	$902,985	11.3%
Average number of paying subscribers	8,363	8,169	6,727	24.3%	2.4%	8,082	6,595	22.5%
Average monthly revenue per paying subscriber	$13.60	$13.78	$14.57	(6.7%)	(1.3%)	$13.82	$15.21	(9.1%)

Three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007

The increase in our revenues during the three and nine months ended September 30, 2008 as compared to the same prior-year periods was primarily a result of the substantial growth in the average number of paying subscribers. This was partly offset by a price reduction for our most popular subscription plans during the second half of 2007 and a decline in the average monthly revenue per paying subscriber resulting from the continued growth of our lower cost subscription plans.

Three months ended September 30, 2008 as compared to the three months ended June 30, 2008

The increase in our revenues during the three months ended September 30, 2008 as compared to the three months ended June 30, 2008 was primarily a result of the growth in the average number of paying subscribers. This was partly offset by a one-time credit of $6.5 million given to subscribers related to a shipping disruption during the quarter.

Churn was flat at 4.2% in the third quarter of 2008, as compared with the second quarter of 2008 and the third quarter of 2007.

We anticipate that the average revenue per paying subscriber will continue to decline until the mix of new subscribers and existing subscribers is approximately equivalent by subscription plan price point.

The following table presents our ending subscriber information:

	As of
	September 30, 2008	June 30, 2008	September 30, 2007
	(in thousands, except percentages)
Free subscribers	182	176	183
As a percentage of total subscribers	2.1%	2.1%	2.6%
Paid subscribers	8,490	8,235	6,845
As a percentage of total subscribers	97.9%	97.9%	97.4%
Total subscribers	8,672	8,411	7,028

Cost of Revenues

Subscription

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2008	June 30, 2008	September 30, 2007	Q3’08 vs. Q3’07	Q3’08 vs Q2’08	September 30, 2008	September 30, 2007	Q3’08 vs. Q3’07
	(in thousands, except percentages)
Subscription	$186,573	$193,769	$163,707	14.0%	(3.7%)	$567,498	$495,734	14.5%
As a percentage of revenues	54.7%	57.4%	55.6%			56.5%	54.9%

Three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007

The increase in cost of subscription revenues for the three and nine months ended September 30, 2008 as compared to the same prior-year periods was primarily attributable to the following factors:

•

The number of DVDs mailed to paying subscribers increased 23% and 19%, respectively, in the three and nine months ended September 30, 2008, which was driven by an increase in the number of average paying subscribers of 24% and 23%, respectively. This increase was partially offset by a decline in monthly DVD rentals per average paying subscriber attributed to the continued popularity of our lower priced plans.

•

Postage and packaging expenses increased by 25% and 24%, respectively, in the three and nine months ended September 30, 2008. This was primarily attributable to an increase in the number of DVDs mailed to paying subscribers and increases in the rates of first class postage in May 2007 and May 2008.

•

Revenue sharing expenses increased by 25% and 10%, respectively, in the three and nine months ended September 30, 2008. This increase was primarily attributable to an increase in the number of DVDs subject to revenue sharing agreements mailed to paying subscribers coupled with the increases in the number of average paying subscribers.

•

Content library amortization increased by 9% for the nine months ended September 30, 2008. This increase was primarily due to acquisitions in the content library. The content library amortization for the three months ended September 30, 2008 was relatively flat as compared to the same prior-period.

Three months ended September 30, 2008 as compared to the three months ended June 30, 2008

The decrease in cost of subscription revenues for the three months ended September 30, 2008 as compared to the three months ended June 30, 2008 was primarily attributable to the following factors:

•	Content library amortization decreased by 17%. This was primarily attributable to decreased content library acquisitions resulting from a decline in the purchase of new release DVDs.

•	Revenue sharing expenses decreased by 5%. This was primarily attributable to a decrease in the number of DVDs subject to revenue sharing agreements mailed to paying subscribers.

•	The number of DVDs mailed to paying subscribers increased by 2%. This increase was primarily attributed to the increase in the number of average paying subscribers.

•

Postage and packaging expenses increased by 3%. This increase was primarily attributable to the increase in the number of DVDs mailed to paying subscribers, as well as the increase in the rates of first class postage effective May 2008.

Fulfillment Expenses

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2008	June 30, 2008	September 30, 2007	Q3’08 vs. Q3’07	Q3’08 vs Q2’08	September 30, 2008	September 30, 2007	Q3’08 vs. Q3’07
	(in thousands, except percentages)
Fulfillment expenses	$37,923	$36,318	$30,746	23.3%	4.4%	$109,890	$90,384	21.6%
As a percentage of revenues	11.1%	10.8%	10.5%			10.9%	10.0%

Three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007

The increase in fulfillment expenses for the three and nine months ended September 30, 2008 as compared to the same prior-year periods was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our shipping centers and customer service location, coupled with higher credit card fees as a result of the increase in revenues from subscriptions. In addition, the increase in fulfillment expenses was attributable to additional facility-related costs resulting from the addition of new shipping centers.

Three months ended September 30, 2008 as compared to the three months ended June 30, 2008

The increase in fulfillment expenses for the three months ended September 30, 2008 as compared to the three months ended June 30, 2008 was primarily attributable to an increase in costs for customer service, as well as an increase in depreciation related to equipment used in our shipping centers. In addition, credit card fees increased resulting from the increase in revenues from subscriptions.

Gross Margin

	Three Months Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands, except percentages)
Gross profit	$116,773	$107,527	$99,519	$327,678	$316,867
Gross margin	34.2%	31.8%	33.9%	32.6%	35.1%

Three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007

The increase in gross margin for the three months ended September 30, 2008 as compared to the same prior-year period was primarily attributable to a decrease in content spending as a percentage of revenue, partly offset by an increase in postage and packaging expenses as a result of the increase in postage rates effective in May 2008.

The decrease in gross margin for the nine months ended September 30, 2008 as compared to the same prior-year period was primarily attributable to a reduction in the prices of our most popular subscription plans during the second half of 2007 and increases in postage rates effective May 2007 and May 2008.

Three months ended September 30, 2008 as compared to the three months ended June 30, 2008

The increase in gross margin for the three months ended September 30, 2008 as compared to the three months ended June 30, 2008 was primarily attributable to a decrease in content spending as a percentage of revenue, driven by a weak new release calendar. This was partly offset by an increase in postage and packaging expenses resulting from the increase in postage rates effective in May 2008.

Technology and Development

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2008	June 30, 2008	September 30, 2007	Q3’08 vs. Q3’07	Q3’08 vs Q2’08	September 30, 2008	September 30, 2007	Q3’08 vs. Q3’07
	(in thousands, except percentages)
Technology and development	$23,368	$22,186	$18,112	29.0%	5.3%	$65,821	$52,526	25.3%
As a percentage of revenues	6.8%	6.6%	6.2%			6.5%	5.9%

Three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007

The increase in technology and development expenses for the three and nine months ended September 30, 2008 as compared to the same prior-year periods was primarily attributable to an increase in personnel-related costs due to growth in headcount.

Three months ended September 30, 2008 as compared to the three months ended June 30, 2008

The increase in technology and development expenses during the three months ended September 30, 2008 as compared to the three months ended June 30, 2008 was primarily attributable to an increase in personnel-related costs.

We regularly research and test a variety of potential improvements to our internal hardware and software systems in an effort to improve our productivity and enhance our subscribers’ experiences. As a result, we anticipate that our technology and development expenses will increase on a year-over-year basis for the remainder of 2008.

Marketing

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2008	June 30, 2008	September 30, 2007	Q3’08 vs. Q3’07	Q3’08 vs Q2’08	September 30, 2008	September 30, 2007	Q3’08 vs. Q3’07
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$49,217	$39,984	$49,149	0.1%	23.1%	$144,096	$166,508	(13.5%)
As a percentage of revenues	14.4%	11.8%	16.7%			14.3%	18.4%
Other data:
Gross subscriber additions	1,528	1,384	1,297	17.8%	10.4%	4,774	3,845	24.2%
Subscriber acquisition cost	$32.21	$28.89	$37.89	(15.0%)	11.5%	$30.18	$43.31	(30.3%)

Three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007

Marketing expenses for the three months ended September 30, 2008 as compared to the same prior-year period was relatively flat. The decrease in marketing expenses for the nine months ended September 30, 2008 as compared to the same prior-year period was primarily attributable to a decrease in marketing program spending, primarily in direct mail advertising.

Subscriber acquisition cost decreased for the three and nine months ended September 30, 2008 as compared to the same prior-year periods primarily due to changes in the competitive environment coupled with a decrease in marketing spending to offset, in part, the costs of the price decrease we implemented in the second half of 2007.

Three months ended September 30, 2008 as compared to the three months ended June 30, 2008

The increase in marketing expenses during the three months ended September 30, 2008 as compared to the three months ended June 30, 2008 was primarily attributable to an increase in marketing program spending, primarily in online advertising, direct mail advertising and inserts.

Subscriber acquisition cost increased for the three months ended September 30, 2008 as compared to the three months ended June 30, 2008 primarily due to a decline in acquisition rates across all channels.

We anticipate that marketing expenses will decrease on a year-over-year basis as we reduce marketing spending to offset, in part, the costs of the price decrease we implemented in the second half of 2007.

General and Administrative

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2008	June 30, 2008	September 30, 2007	Q3’08 vs. Q3’07	Q3’08 vs Q2’08	September 30, 2008	September 30, 2007	Q3’08 vs. Q3’07
	(in thousands, except percentages)
General and administrative	$11,742	$13,419	$12,863	(8.7%)	(12.5%)	$38,900	$38,834	0.2%
As a percentage of revenues	3.4%	4.0%	4.4%			3.9%	4.3%

Three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007

The decrease in general and administrative expenses for the three months ended September 30, 2008 as compared to the same prior-year period was primarily attributable to a decrease in personnel-related costs.

General and administrative expenses for the nine months ended September 30, 2008 as compared to the same prior-year period was relatively flat.

Three months ended September 30, 2008 as compared to the three months ended June 30, 2008

The decrease in general and administrative expenses during the three months ended September 30, 2008 as compared to the three months ended June 30, 2008 was primarily attributable to a decrease in personnel-related costs.

We anticipate that general and administrative expenses will decrease on a year-over-year basis for the remainder of 2008 due to lower personnel-related costs.

Gain on Legal Settlement

On June 25, 2007, we resolved a pending patent litigation with Blockbuster, Inc. As part of the settlement, we received a one-time payment of $7.0 million during the second quarter of 2007.

Interest Expense on Lease Financing Obligations

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2008	June 30, 2008	September 30, 2007	Q3’08 vs. Q3’07	Q3’08 vs Q2’08	September 30, 2008	September 30, 2007	Q3’08 vs. Q3’07
	(in thousands, except percentages)
Interest expense on lease financing obligations	$(677)	$(681)	$(296)	128.7%	(0.6%)	$(1,781)	$(893)	99.4%
As a percentage of revenues	(0.2)%	(0.2)%	(0.1)%			(0.2)%	(0.1)%

In June 2004 and June 2006, we entered into two separate lease arrangements whereby we leased a building that was constructed by a third party. As discussed in Note 2 of the condensed consolidated financial statements, we have accounted for these leases in accordance with EITF No. 97-10, The Effect of Lessee Involvement in Asset Construction, and SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases; an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11, which causes Netflix to be considered the owner (for accounting purposes) of the two buildings.

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

Interest and Other Income (Expense)

	Three Months Ended			Change		Nine Months Ended		Change
	September 30, 2008	June 30, 2008	September 30, 2007	Q3’08 vs. Q3’07	Q3’08 vs Q2’08	September 30, 2008	September 30, 2007	Q3’08 vs. Q3’07
	(in thousands, except percentages)
Interest and other income (expense)	$1,536	$2,404	$5,089	(69.8%)	(36.1%)	$11,600	$15,411	(24.7%)
As a percentage of revenues	0.4%	0.7%	1.7%			1.2%	1.7%

Three and nine months ended September 30, 2008 as compared to the three and nine months ended September 30, 2007

The decrease in interest and other income (expense) for the three and nine months ended September 30, 2008 as compared with the same prior-year periods was primarily attributable to a lower cash balance resulting from the repurchase of our common stock.

Three months ended September 30, 2008 as compared to the three months ended June 30, 2008

The decrease in interest and other income (expense) during the three months ended September 30, 2008 as compared to the three months ended June 30, 2008 was primarily attributable to a lower cash balance resulting from the repurchase of our common stock coupled with a lower yield during the third quarter of 2008.

For the remainder of 2008, we anticipate that interest and other income (expense) will consist primarily of interest income.

Income Taxes

	Three Months Ended			Nine Months Ended
	September 30, 2008	June 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands, except percentages)
Income taxes	$14,562	$9,345	$10,851	$33,110	$35,100
Effective tax rate	41.7%	26.0%	41.0%	35.4%	40.8%

The effective tax rate for the three months ended September 30, 2008 was 41.7%. The provision is primarily for the U.S. federal and state taxes netted with the research and development credits claimed during the year. Our effective tax rate differed from the federal statutory rate primarily due to state tax provision netted with the research and development credits claimed. Our effective tax rate for the three months ended September 30, 2008 as compared to the same prior-year period was relatively flat. The decrease in our effective tax rates for the nine months ended June 30, 2008 as compared to the same prior-year period was primarily attributable to the impact of federal and state tax credits recorded during the year.

Due to our taxable loss position in prior years, all tax years are open to examination in the U.S and state jurisdictions. We are also open to examination in various state jurisdictions for tax years 2000 and forward, none of which were individually material. We do not anticipate the total amount of its unrecognized tax benefits to significantly change over the next twelve months.

Liquidity and Capital Resources

As of September 30, 2008, we had cash and cash equivalents of $111.5 million and short-term investments of $139.3 million, for a combined total of $250.8 million. Short-term investments are comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities. Substantially all of the residential and commercial mortgage-backed securities are “AAA” rated. The mortgage bonds owned represent the senior tranches of the capital structure and provide credit enhancement through over-collateralization and their subordinated characteristics.

We have generated net cash from operations during each quarter since the second quarter of 2001. Many factors will impact our ability to continue to generate and grow cash from our operations including, but not limited to, the number of subscribers who sign up for our service and the growth or reduction in our subscriber base. In addition, we may have or otherwise choose to lower our prices and increase our marketing expenses in order to grow faster or respond to competition. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.

Our primary source of liquidity has been cash from operations, which consists mainly of net income adjusted for non-cash items such as amortization of our content library, the depreciation of property and equipment, and stock-based compensation related to the issuance of common stock. Our primary uses of cash include our stock repurchase programs, the acquisition of content, marketing expenses and fulfillment expenses. The following table highlights selected measures of our liquidity and capital resources for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
	(in thousands)
Net cash provided by operating activities	$73,231	$77,663	$229,245	$206,021
Net cash used in investing activities	(19,403)	(52,197)	(124,770)	(385,937)
Net cash used in financing activities	(86,593)	(29,844)	(170,390)	(40,710)

Operating Activities

During the three months ended September 30, 2008, our operating activities consisted of net income of $20.4 million, increased by non-cash adjustments of $51.7 million, and an increase in net operating assets and liabilities of $1.1 million. The majority of the non-cash adjustments resulted from $47.6 million of amortization of the content library. Cash provided by operating activities decreased $4.4 million for the three months ended September 30, 2008 as compared to the same prior-year period. This was primarily due to a decrease in net operating assets and liabilities, offset by an increase in net income and non-cash adjustments.

During the nine months ended September 30, 2008, our operating activities consisted of net income of $60.3 million, increased by non-cash adjustments of $169.8 million, and a decrease in net operating assets and liabilities of $0.9 million. The majority of the non-cash adjustments resulted from $162.2 million of amortization of the content library. Our content library increased as we continued to both purchase and license additional content in order to support our larger subscriber base. Cash provided by operating activities increased $23.2 million for the nine months ended September 30, 2008 as compared to the same prior-year period. This was primarily due to a decrease in net operating assets and liabilities, offset by an increase in net income and non-cash adjustments.

Investing Activities

During the three months ended September 30, 2008, our investing activities consisted primarily of acquisitions of content, purchases and sales of available-for-sale securities and purchases of property and equipment. Cash used in investing activities decreased $32.8 million for the three months ended September 30, 2008 as compared to the same prior-year period. This is primarily attributable to a decrease of $29.0 million in purchases of available-for-sale securities coupled with an increase of $9.3 million in the proceeds from the sales of available-for-sale securities.

During the nine months ended September 30, 2008, our investing activities consisted primarily of purchases and sales of available-for-sale securities, acquisitions of content and purchases of property and equipment. Cash used in investing activities decreased $261.2 million for the nine months ended September 30, 2008 as compared to the same prior-year period. This is primarily attributable to a decrease of $189.3 million in purchases of available-for-sale securities coupled with an increase of $82.2 million in the proceeds from the sales of available-for-sale securities as compared to the same prior-year period.

Financing Activities

During the three months ended September 30, 2008, our financing activities consisted primarily of repurchases of common stock. Cash used in financing activities increased $56.7 million during the three months ended September 30, 2008 as compared to the same prior-year period primarily due to an increase in stock repurchases of $54.7 million.

During the nine months ended September 30, 2008, our financing activities consisted primarily of repurchases of common stock. Cash used in financing activities increased by $129.7 million during the nine months ended September 30, 2008 as compared to the same prior-year period primarily due to an increase in stock repurchases of $124.4 million. On April 17, 2007, our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $100 million of our common stock through the end of 2007. Under this program, we repurchased 4,733,788 shares of common stock at an average price of approximately $21 per share for an aggregate amount of $100 million. On January 31, 2008, our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $100 million of our common stock through the end of 2008. Under this program, we repurchased 3,847,062 shares of common stock at an average price of approximately $26 per share for an aggregate amount of approximately $100 million. On March 5, 2008, our Board of Directors authorized a stock repurchase program allowing us to repurchase up to $150 million of our common stock through the end of 2008. Under this program, we repurchased 2,991,684 shares of common stock at an average price of approximately $30 per share for an aggregate amount of $90 million during the nine months ended September 30, 2008.

Contractual Obligations

Contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on the information available to us as of September 30, 2008. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at September 30, 2008:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$25,754	$10,681	$11,777	$2,857	$439
Lease financing obligations (1)	25,265	5,473	11,544	8,248	—
Other purchase obligations (2)	149,145	78,999	59,293	10,853	—

Total	$200,164	$95,153	$82,614	$21,958	$439

(1)	See Note 2 to the condensed consolidated financial statements for further discussion.

(2)	Other purchase obligations relate primarily to acquisitions for our content library.

License Agreements

In addition to the above contractual obligations, we have certain license agreements with studios that include a maximum number of titles that we may or may not receive in the future. Access to these titles is based on the discretion of the studios and, as such, we may not receive these titles. If we did receive access to the maximum number of titles, we would incur up to an additional $25.4 million in commitments.

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

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract, which procedures typically allow us to challenge the other party’s claims. Further, our obligations under these agreements may be limited in terms of time and/or amount, and, in some instances, we may have recourse against third parties for certain payments made by us under these agreements. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers or in other capacities in which we ask them to serve. The terms of such obligations vary.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position (“FSP”) No. 157-2, which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP No. 157-2. Effective January 1, 2008, we adopted SFAS No. 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our financial position or results of operations. In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active. FSP No. 157-3 clarifies the application of SFAS No. 157 in cases where a market is not active. We have considered FSP No. 157-3 in our determination of estimated fair values as of September 30, 2008 and the impact was not material. See Note 3 to the condensed consolidated financial statements for further discussion.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended September 30, 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
July 1, 2008 - July 31, 2008	439,000	$28.49	439,000	$137,491,793
August 1, 2008 - August 31, 2008	2,214,457	30.33	2,214,457	70,330,619
September 1, 2008 - September 30, 2008	338,227	30.63	338,227	59,971,923

Total	2,991,684	$30.09	2,991,684	$—

(1)	On March 5, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $150.0 million of its common stock through the end of 2008. For further information regarding stock repurchase activity, see Note 6 of Notes to Condensed Consolidated Financial Statements in this Quarterly Report.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.8	Lease between Sobrato Land Holdings and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: November 3, 2008	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: November 3, 2008	By:	/s/ BARRY MCCARTHY
Barry McCarthy Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.8	Lease between Sobrato Land Holdings and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes -Oxley Act of 2002					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.