Form 10-K
period 2008-12-31
NETFLIX INC
filed 2009-02-25
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

As of June 30, 2008, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $1,523,744,783. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 17, 2009, there were 58,684,337 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for Registrant’s 2009 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our competitive advantage; the continued popularity of the DVD format; the proliferation of Internet-connected devices and the economic models for entertainment video delivery; gross margin; liquidity; developments in DVD formats; our strategy for delivering streaming content; our consumer electronics partnerships; revenue per average paying subscriber; impacts relating to our pricing strategy, our content library investments and the size of our stock repurchase program for 2009. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: “Risk Factors” section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.	Business

With more than 10 million subscribers, we are the largest online movie rental subscription service in the United States. We offer a variety of subscription plans, with no due dates, no late fees, no shipping fees and no pay-per-view fees. We provide subscribers access to over 100,000 DVD and Blu-ray titles plus more than 12,000 streaming content choices. Subscribers select titles at our Web site aided by our proprietary recommendation service and merchandising tools. Subscribers can:

•	Receive DVDs by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue.

•

Watch streaming content without commercial interruption on personal computers (“PCs”), Intel-based Macintosh computers (“Macs”) and televisions (“TVs”). The viewing experience is enabled by Netflix controlled software that can run on a variety of devices. These devices include PCs, Macs, Internet connected Blu-ray players, such as those manufactured by LG Electronics and Samsung, set-top boxes, such as TiVo and the Netflix Player by Roku, game consoles, such as Microsoft’s Xbox 360, and planned for later this year, TVs from Vizio and LG Electronics.

Our core strategy is to grow a large subscription business consisting of DVD by mail and streaming content. We offer over 100,000 titles on DVD. In comparison, the 12,000 content choices available for streaming are relatively limited. We expect to substantially broaden the content choices as more content becomes available to us. Until such time, by bundling DVD and streaming as part of the Netflix subscription, we are able to offer subscribers a uniquely comprehensive selection of movies for one low monthly price. We believe this creates a competitive advantage as compared to a streaming only subscription service. This advantage will diminish over time as more content becomes available over the Internet from competing services, by which time we expect to have further developed our other advantages such as brand, distribution, and our proprietary merchandising platform. Despite the growing popularity of Internet delivered content, we expect that the standard definition DVD, along with its high definition successor, Blu-ray, (collectively referred to in this Annual Report as “DVD”) will continue to be the primary means by which most Netflix subscribers view content for the foreseeable future. However, at some point in the future, we expect that Internet delivery of content to the home will surpass DVD.

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

We stock over 100,000 DVD titles. We have established revenue sharing relationships with several studios and distributors. We also purchase titles directly from studios, distributors and other suppliers. In addition, we have more than 12,000 content choices licensed for streaming.

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

Industry Overview

Motion pictures, including movies and television programs (“entertainment video”) are distributed broadly through a variety of channels, including movie theaters, airlines, hotels and in-home. In-home distribution channels include DVD rental and retail outlets and web sites, cable, satellite and telecommunication providers offering basic and premium television, pay-per-view, and video-on-demand (“VOD”) and Internet delivery. Currently, studios distribute their entertainment video content approximately three to six months after theatrical release to the home video market, three to seven months after theatrical release to pay-per-view and VOD, one year after theatrical release to premium television and two to three years after theatrical release to basic cable and network television. Internet delivered content is made available typically at the same time as pay-per-view or VOD; however, some content, such as television shows, are often made available for Internet viewing shortly after the original airing date. The major studios and television networks have continued to experiment with shortened release windows and we anticipate that they will continue to test a variety of modifications or adjustments to the traditional windows, including releasing movies simultaneously on DVD and VOD. We believe, however, that DVD will continue to receive a preferential distribution window in light of the large profits DVD generates for the studios in the near term.

Challenges Faced by Consumers in Selecting In-Home Entertainment Video

The continued proliferation of new releases of entertainment video, coupled with the availability of a large and growing back catalog of titles on DVD create two primary challenges for consumers in selecting titles.

First, despite the large number of available titles on DVD, existing subscription channels and traditional DVD rental outlets stock a limited selection of titles, frustrating consumer demand for more choice. Subscription channels, pay-per-view and VOD services continue to offer a relatively narrow selection of titles. Likewise, traditional DVD rental outlets primarily offer new releases and devote limited space to display and stock back catalog titles. We believe our selection of over 100,000 titles on DVD offers an attractive alternative to these traditional channels.

Second, even when consumers have access to the vast number of titles available, they generally have limited means to effectively sort through the titles. We believe our recommendation service, our merchandising practices and our other Web site features provide our subscribers the tools to select titles that appeal to their individual preferences.

Competitive Strengths

We believe that our revenue and subscriber growth are a result of the following competitive strengths:

•

Comprehensive Library of Titles.    We have well established relationships with major studios and distributors, enabling us to maintain a broad and deep selection of DVD titles. We also offer our subscribers access to a smaller library of titles available for streaming. Because of our scale, national footprint and Internet based subscription model, we believe that we can efficiently acquire and provide subscribers a broader selection of DVD titles than DVD rental outlets, DVD retailers, and cable, satellite and telecommunication providers. In addition, by providing both DVD and streaming content as part of the Netflix subscription, we are able to offer subscribers a uniquely comprehensive selection of movies for one low monthly price. To maximize our selection of DVD titles, we continuously add newly released DVD titles to our library. Our DVD library contains numerous copies of popular new releases, as well as many DVD titles that appeal to narrow audiences.

•

Personalized Merchandising.    We utilize various tools, including our proprietary recommendation service, to create a custom interface for each subscriber to effectively merchandise our library. Subscribers rate titles on our Web site, and our recommendation service compares these ratings to the database of ratings collected from our entire user base. For each subscriber, these comparisons are used to make predictions about specific titles the subscriber may enjoy. These predictions, along with other factors, are used to help merchandise titles to subscribers throughout the Web site. We believe that our recommendation service and our other merchandising practices allow us to create broad-based demand for our library and maximize utilization of our library.

•

Growing Scale.    We have achieved a level of scale in our business that provides many operational advantages. For example, we are able to cost effectively automate many of our shipping and receiving processes, helping to drive down costs while also providing a better, more consistent experience to our subscribers. Also, our growing scale, namely, our more than 10 million subscribers, provides what we believe to be a key strategic advantage as our business expands into the Internet delivery of content. We believe that this large installed base of subscribers positions us well to compete in the Internet delivery of content with companies that may have more recognizable names or more resources.

•

Convenience, Selection and Fast Delivery.    Subscribers can conveniently select titles by building and modifying a personalized queue of titles on our Web site. We create a unique experience for subscribers by serving pages on our Web site that are tailored to subscribers’ individual rental and ratings history. Based on each subscriber’s queue, we ship DVDs by first class mail. Subscribers return these DVDs to us in prepaid mailers. After receipt of returned DVDs, we mail our subscribers the next available DVD in their queue of selected titles. We have over 100,000 DVD titles to choose from, and our nationwide network of distribution centers allows us to offer fast delivery. In addition, we offer subscribers more than 12,000 streaming content choices that can be watched instantly without commercial interruption.

Growth Strategy

Our core strategy to grow a large subscription business consisting of DVD by mail and streaming content includes the following key elements:

•

Providing Compelling Value for Subscribers.    We provide subscribers access to our comprehensive library of over 100,000 DVD titles with no due dates, no late fees, no shipping fees and no pay-per-view fees for a fixed monthly price. We merchandise titles in easy-to-recognize lists including new releases, by genre and other targeted categories. We also offer more than 12,000 streaming content choices that can be watched instantly. Our convenient, easy-to-use Web site allows subscribers to quickly select current titles, reserve upcoming releases and build an individual queue for future viewing. Our recommendation service provides subscribers with recommendations of titles from our library. We quickly deliver DVDs to subscribers from our shipping centers located throughout the United States by U.S. mail, and we offer certain movies and TV episodes that can be watched instantly.

•

Utilizing Technology to Enhance Subscriber Experience and Operate Efficiently.    We utilize proprietary and other technology to manage the processing and distribution of DVDs from our shipping centers and the delivery of streaming content over the Internet. Our software and equipment automate the process of tracking and routing DVDs to and from each of our shipping centers and allocate order responsibilities among them. We continuously monitor, test and seek to improve the efficiency of our distribution, processing and inventory management systems as our subscriber base and shipping volume grows. We operate a nationwide network of shipping centers and continue to develop and grow this network to meet the demands of our operations.

•

Building Mutually Beneficial Relationships with Entertainment Video Providers.    We have invested substantial resources in establishing strong ties with various entertainment video providers. We maintain an office in Beverly Hills, California that provides us access to the major studios. We obtain content through direct purchases, revenue sharing agreements or license agreements. We work with the content providers to determine which method of acquiring titles is the most beneficial for each party. Our growing subscriber base provides studios with an additional distribution outlet for popular movies and television series, as well as niche titles and programs.

Our Web site—www.netflix.com

We apply substantial resources to develop and maintain technology to implement the features of our Web site, such as subscription account signup and management, personalized movie merchandising, inventory optimization and streaming content. We believe that our Web site provides our subscribers with an easy-to-use interface that enhances the value of our service. We believe that our ability to personally merchandise our content through the Web site optimizes subscriber satisfaction and management of our library by integrating the predictions from our recommendation service, each subscriber’s current queue and viewing history, inventory levels and other factors to determine which movies to promote to each subscriber. Subscribers pay for our service by a credit or debit card. We utilize third party services to authorize and process our payment methods. Throughout our Web site, we have extensive measurement and testing capabilities, allowing us to continuously optimize our Web site according to our needs, as well as those of our subscribers. We use random control testing extensively, including testing service levels, plans, promotions and pricing.

Merchandising

We use our proprietary recommendation service along with other data, such as viewing history and inventory levels, to determine which titles are presented to a subscriber. In doing so, we believe we provide our subscribers with a quick and personalized way to find titles they are more likely to enjoy while also effectively managing our inventory utilization. Our merchandising efforts are used throughout our website to determine which titles are displayed to subscribers, including the generation of lists of similar titles. We believe our merchandising efforts create a powerful method for catalog browsing and efficient library utilization.

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

Marketing

We use multiple marketing channels through which we attract subscribers to our service. Online advertising is an important channel for acquiring subscribers. We advertise our service online through such vehicles as paid search listings, banner ads, text links and permission based e-mails. In addition, we have an affiliate program whereby we make available Web-based banner ads and other advertisements that third parties may retrieve on a self-assisted basis from our Web site and place on their Web sites. We also engage our consumer electronic partners to generate new subscribers for our service. We also advertise our service on various regional and national television and radio stations. We use targeted, solo direct mail, shared mail and newspaper print advertising to acquire new subscribers. We also participate in a variety of cooperative advertising programs with studios under the terms of which we receive cash consideration in exchange for featuring the studios movies in Netflix promotional advertising. We believe that our paid marketing efforts are significantly enhanced by the benefits of word-of-mouth advertising, our subscriber referrals and our active public relations programs.

Content Acquisition

We obtain content through direct purchases, revenue sharing agreements and license agreements. Under our DVD and streaming revenue sharing agreements with studios and distributors, we generally obtain titles for a low initial cost in exchange for a commitment for a defined period of time either to share a percentage of our subscription revenues or to pay a fee based on content utilization. After the revenue sharing period expires for a DVD, we generally have the option of returning the DVD to the studio, destroying the DVD or purchasing the DVD. The principal structure of each agreement is similar in nature but the specific terms are generally unique to each studio. We also purchase DVDs from various studios, distributors and other suppliers on a purchase order basis. Under these arrangements, we typically pay a per disc fee for each of the DVDs we purchase. For titles that are streamed to our subscribers, we generally license the content directly from studios and distributors for a defined period of time. Following expiration of the license term, we remove the content from our service unless we extend or renew the associated license agreement.

Fulfillment Operations

We currently stock over 100,000 titles on more than 72 million DVDs. Not all titles are available in both standard definition DVD and Blu-ray formats. We have allocated substantial resources to developing, maintaining and testing the technology that helps us manage the fulfillment of individual orders and the integration of our Web site, transaction processing systems, fulfillment operations, inventory levels and coordination of our shipping centers. We ship and receive DVDs from a nationwide network of shipping centers located throughout the United States. We believe our shipping centers allow us to improve the customer experience for subscribers by shortening the transit time for our DVDs through the U.S. Postal Service.

Customer Service

We believe that our ability to establish and maintain long-term relationships with subscribers depends, in part, on the strength of our customer support and service operations. As such, we work on maintaining and improving the overall quality and level of customer service and support we provide to our subscribers. Our customer service center is located in Hillsboro, Oregon, and primarily handles subscriber inquiries by telephone. In addition, we continue to focus on eliminating the causes of customer support calls and providing certain self-service features on our Web site, such as the ability to report and correct most shipping problems. We continue to explore new avenues to deliver efficient problem resolution and feedback channels.

Competition

The market for in-home entertainment video is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple in-home entertainment video providers and can easily shift spending from one provider to another. For example, consumers may subscribe to cable, rent a DVD from Redbox or Blockbuster, buy a DVD from Wal-Mart or Amazon, download a movie from Apple iTunes, watch a television show on Hulu.com, and subscribe to Netflix, or some combination thereof, all in the same month. New competitors may be able to launch new businesses at a relatively low cost. DVDs and Internet delivery of content represent only two of many existing and potential new technologies for viewing entertainment video. In addition, the growth in adoption of DVD and Internet delivery of content is not mutually exclusive from the growth of other technologies.

Our principal competitors include:

•	DVD rental outlets and kiosk services, such as Blockbuster, Movie Gallery and Redbox;

•

video package providers with pay-per-view and VOD content including cable providers, such as Time Warner and Comcast; direct broadcast satellite providers, such as DIRECTV and Echostar; and telecommunication providers such as AT&T and Verizon;

•	online DVD subscription rental web sites, such as Blockbuster Online;

•	entertainment video retail stores, such as Best Buy, Wal-Mart and Amazon.com;

•	Internet movie and television content providers, such as Apple’s iTunes, Amazon.com, Hulu.com and Google’s YouTube.

While we anticipate that new devices and services for Internet delivery of content will proliferate over the coming years, we believe that DVD will continue to be an important part of the home entertainment experience for the foreseeable future. However, at some point in the future, we expect that Internet delivery of content directly to the home will surpass DVD.

We believe there will be three primary economic models for Internet delivered content: ad supported, such as Hulu.com and YouTube; pay-per-view or transactional, such as Amazon’s Video on Demand and Apple iTunes; and, subscription, such as our service. It is our intent to focus exclusively on the subscription segment of Internet delivered content.

Employees

As of December 31, 2008, we had 1,644 full-time employees. We also utilize part-time and temporary employees, primarily in our fulfillment operations, to respond to the fluctuating demand for DVD shipments. As of December 31, 2008, we had 1,626 part-time and temporary employees. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

We must continue to attract subscribers to our service. Our ability to attract subscribers will depend in part on our ability to consistently provide our subscribers with a valuable and quality experience for selecting, viewing, receiving and returning titles, including providing valuable recommendations through our recommendation service. Furthermore, the relative service levels, pricing and related features of competitors to our service may adversely impact our ability to attract subscribers. Competitors include movie retail stores, DVD rental outlets and kiosk services, Internet content providers’ online DVD subscription rental web sites and video package providers with pay per-view and VOD content. If consumers do not perceive our service offering to be of value, or if we introduce new services that are not favorably received by them, we may not be able to attract subscribers. In addition, many of our subscribers are rejoining our service or originate from word-of-mouth advertising from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract subscribers, and as a result, our revenues will be adversely affected.

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

Netflix is an entertainment service, and payment for our service may be considered discretionary on the part of many of our current and potential subscribers. To the extent the overall economy continues to deteriorate, such as in the case of a prolonged recession, our business could be impacted as subscribers choose either to leave our service or reduce their service levels. Also, efforts to attract new subscribers may be adversely impacted.

If the market segment for online DVD rentals saturates, our business will be adversely affected.

The market segment for online DVD rental has grown significantly since inception. Some of the increasing growth can be attributed to changes in our service offering, especially the ability of our subscribers to stream movies and TV episodes on their TVs, PCs and Macs. Fluctuations in our rate of growth could indicate that the market segment for online DVD rentals is beginning to saturate. While we believe that online DVD rentals will continue to grow for the foreseeable future, if this market segment were to saturate, our business would be adversely affected.

If we are unable to compete effectively, our business will be adversely affected.

The market for in-home entertainment video is intensely competitive and subject to rapid change. New technologies for delivery of in-home entertainment video, such as VOD and Internet delivery of content, continue to receive considerable media and investor attention. Many of our competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. If we are unable to successfully or profitably compete with current and new competitors, programs and technologies, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

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

If VOD or other technologies are more widely adopted and supported as a method of content delivery, our business could be adversely affected.

Some digital cable providers and Internet content providers have implemented technology referred to as VOD. This technology transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. In addition, other technologies have been developed that allow alternative means for consumers to receive and watch movies or other entertainment, particularly over the Internet and on such devices as cell phones. Although we are providing our own Internet-based delivery of content, allowing our subscribers to stream certain movies and TV episodes, VOD or other technologies may become more affordable and viable alternative methods of content delivery that are widely supported by studios and distributors and adopted by consumers. If this happens more quickly than we anticipate or more quickly than our own Internet delivery offerings, or if other providers are better able to meet studio and consumer needs and expectations, our business could be adversely affected.

If the popularity of the DVD format decreases, our business could be adversely affected.

While the growth of DVD sales has slowed, we believe that the DVD will be a valuable long-term consumer proposition and studio profit center. However, if DVD sales were to decrease, because of a shift away from movie watching or because new or existing technologies were to become more popular at the expense of DVD enjoyment, studios and retailers may reduce their support of the DVD format. Our subscriber growth will be substantially influenced by the continued popularity of the DVD format, and if such popularity wanes, our subscriber growth may also slow.

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

If studios were to offer new releases of entertainment video to other distribution channels prior to, or on parity with, the release on DVD, our business could be adversely affected.

Except for theatrical release, DVDs currently enjoy a competitive advantage over other distribution channels, such as pay-per-view and VOD, because of the early distribution window on the DVD format. The window for new releases on DVD is generally exclusive against other forms of non-theatrical movie distribution, such as pay-per-view, Internet-delivery, premium television, basic cable and network and syndicated television. The length of the exclusive window for movie rental and retail sales varies and the order, length and exclusivity of each window for each distribution channel are determined solely by the studio releasing the title. Over the past several years, the major studios have shortened the release windows and several studios have released movies simultaneously on DVD and VOD. If other distribution channels were to receive priority over, or parity with, DVD and such practices are widely adopted, our subscribers might find these other distribution channels of more value than our service and our business could be adversely affected.

We depend on studios and distributors to license us content that we can stream instantly over the Internet.

Streaming content over the Internet involves the licensing of rights which are separate from and independent of the rights we acquire when obtaining DVD content. Our ability to provide our subscribers with content they can watch instantly therefore depends on studios and distributors licensing us content specifically for Internet delivery. The license periods and the terms and conditions of such licenses vary. If the studios and distributors change their terms and conditions or are no longer willing or able to provide us licenses, our ability to stream content to our subscribers will be adversely affected. Unlike DVD, streaming content is not subject to the First Sale Doctrine. As such, we are completely dependent on the studio or distributor providing us licenses in order to access and stream content. Many of the licenses provide for the studios or distributor to withdraw content from our service relatively quickly. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. For example, in December 2008, certain content associated with our license from the Starz Play service was withdrawn on short notice. In addition, the studios have great flexibility in licensing content. They may elect to license content exclusively to a particular provider or otherwise limit the types of services that can deliver streaming content. For example, HBO licenses content from studios like Warner Bros. and the license provides HBO with the exclusive right to such content against other subscription services, including Netflix. As such, Netflix cannot license certain Warner Bros. content for delivery to its subscribers while Warner Bros. may nonetheless license the same content to transactional VOD providers. This ability to carve-up and maintain ongoing control over distribution rights, including the ability to withdraw content, is unique to streaming content. If we are unable to secure and maintain rights to streaming content or if we cannot otherwise obtain such content upon terms that are acceptable to us, our ability to stream movies and TV episodes to our subscribers will be adversely impacted, and our subscriber acquisition and retention could also be adversely impacted. During the course of our license relationship, various contract administration issues can arise. To the extent that we are unable to resolve any of these issues in an amicable manner, our relationship with the studios and distributors or our access to content may be adversely impacted.

We intend to engage a number of partners to offer instant streaming of content from Netflix to various devices.

We currently offer subscribers the ability to receive streaming content through their PCs, Macs and other devices, including the Xbox 360, Internet connected Blu-ray players from LG Electronics and Samsung, TiVo and the Netflix Player by Roku. We intend to broaden our capability to instantly stream movies and TV episodes to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our business could be adversely impacted. Our agreements with our consumer electronics partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us. For example, while the PC and Mac platforms constitute the largest number of devices used by our subscribers to enjoy streaming content, the agreement covering the next largest number of devices will expire in late 2009, unless the partner exercises its option to extend. If such agreement were to terminate, our subscriber acquisition and retention could be adversely impacted. Furthermore, devices are manufactured and sold by entities other than Netflix and while these entities should be responsible for the devices’ performance, the connection between these devices and Netflix may nonetheless result in consumer dissatisfaction toward Netflix and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our watch instantly functionality may require that partners update their devices. If partners do not update or otherwise modify their devices, our service and our subscribers use and enjoyment could be negatively impacted.

If we experience increased demand for titles which we are unable to offset with increased subscriber retention or operating margins, our operating results may be adversely affected.

With our unlimited plans, there is no established limit to the number of movies and TV episodes that subscribers may rent on DVD or watch instantly. We are continually adjusting our service in ways that may impact subscriber movie usage. Such adjustments include new Web site features and merchandising practices, improvements in the technology that enable subscribers to instantly watch movies and TV episodes, an expanded DVD distribution network and software and process changes. In addition, demand for titles may increase for a variety of reasons beyond our control, including promotion by studios and seasonal variations or shifts in consumer movie watching.

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

If our subscribers select titles or formats that are more expensive for us to obtain and deliver more frequently, our expenses may increase.

Certain titles cost us more to purchase or result in greater revenue sharing expenses, depending on the source from whom they are obtained and the terms on which they are obtained. If subscribers select these titles more often on a proportional basis compared to all titles selected, our revenue sharing and other content acquisition expenses could increase, and our gross margins could be adversely affected. In addition, films released on Blu-ray and those released for streaming may be more expensive to obtain than in the standard definition DVD format. The rate of customer acceptance and adoption of these new formats is uncertain. If subscribers select these formats on a proportional basis more often than the existing standard definition DVD format, our content acquisition expenses could increase, and our gross margins could be adversely affected.

If our efforts to build strong brand identity and improve subscriber satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our operating results may be adversely affected.

We must continue to build and maintain strong brand identity. To succeed, we must continue to attract and retain a large number of subscribers who have relied on other rental outlets and persuade them to subscribe to our service. In addition, we may have to compete for subscribers against other brands which have greater recognition than ours. We believe that the importance of brand loyalty will only increase in light of competition, both for online subscription services and other means of distributing titles, such as VOD. From time to time, our subscribers express dissatisfaction with our service, including among other things, our inventory allocation, delivery processing and service interruptions. Furthermore, third party devices that enable instant streaming of movies and TV episodes from Netflix may not meet consumer expectations. To the extent dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract and retain subscribers may be adversely affected.

If we are unable to manage the mix of subscriber acquisition sources, our subscriber levels and marketing expenses may be adversely affected.

We utilize a broad mix of marketing programs to promote our service to potential new subscribers. We obtain new subscribers through our online marketing efforts, including paid search listings, banner ads, text links and permission-based e-mails, as well as our active affiliate program. We also engage our consumer electronics partners to generate new subscribers for our service. In addition, we have engaged in various offline marketing programs, including television and radio advertising, direct mail and print campaigns, consumer package and mailing insertions. We also acquire a number of subscribers who rejoin our service having previously cancelled their membership. We maintain an active public relations program to increase awareness of our service and drive subscriber acquisition. We opportunistically adjust our mix of marketing programs to acquire new subscribers at a reasonable cost with the intention of achieving overall financial goals. If we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscriber levels and marketing expenses may be adversely affected.

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

We have expanded rapidly since we launched our Web site in April 1998. Many of our systems and operational practices were implemented when we were at a smaller scale of operations. Also, as we grow, we have implemented new systems and software to help run our operations. If we are not able to refine or revise our legacy systems or implement new systems and software as we grow, if they fail or, if in responding to any other issues related to growth, our management is materially distracted from our current operations, our business may be adversely affected.

We rely heavily on our proprietary technology to process deliveries and returns of our DVDs and to manage other aspects of our operations, including streaming of movies and TV episodes to our subscribers, and the failure of this technology to operate effectively could adversely affect our business.

We use complex proprietary and other technology to process deliveries and returns of our DVDs and to manage other aspects of our operations, including streaming of movies and TV episodes to our subscribers. This technology, including equipment and related software, is intended to allow our nationwide network of shipping centers to be operated on an integrated basis. We continually enhance or modify the technology used for our distribution operations. We cannot be sure that any enhancements or other modifications we make to our distribution operations will achieve the intended results or otherwise be of value to our subscribers. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to maintain and enhance our technology to manage the processing of DVDs among our shipping centers in a timely and efficient manner, our ability to retain existing subscribers and to add new subscribers may be impaired. In addition, our subscribers may instantly watch movies and TV episodes but they must maintain their connection to our service for an uninterrupted viewing experience. If our software fails to satisfactorily display the available titles, our ability to retain existing subscribers and to add new subscribers may be impaired. Also, any harm to our subscribers’ personal computers or other devices caused by the proprietary software could have an adverse effect on our business, results of operations and financial condition.

If we experience delivery problems or if our subscribers or potential subscribers lose confidence in the U.S. mail system, we could lose subscribers, which could adversely affect our operating results.

We rely exclusively on the U.S. Postal Service to deliver DVDs from our shipping centers and to return DVDs to us from our subscribers. We are subject to risks associated with using the public mail system to meet our shipping needs, including delays or disruptions caused by inclement weather, natural disasters, labor activism, health epidemics or bioterrorism. Our DVDs are also subject to risks of breakage and theft during our processing of shipments as well as during delivery and handling by the U.S. Postal Service. The risk of breakage is also impacted by the materials and methods used to replicate our DVDs. If the entities replicating our DVDs use materials and methods more likely to break during delivery and handling or we fail to timely deliver DVDs to our subscribers, our subscribers could become dissatisfied and cancel our service, which could adversely affect our operating results. In addition, increased breakage and theft rates for our DVDs will increase our cost of acquiring titles.

Increases in the cost of delivering DVDs could adversely affect our gross profit.

Increases in postage delivery rates could adversely affect our gross profit if we elect not to raise our subscription fees to offset the increase. The U.S. Postal Service increased the rate for first class postage on May 12, 2008 to 42 cents. The U.S. Postal Service has announced an increase in the rate for first class postage effective in May 2009 by 2 cents to 44 cents and it is also expected that the U.S. Postal Service will raise rates again in subsequent years in accordance with the powers given the U.S. Postal Service in connection with the 2007 postal reform legislation. The U.S. Postal Service continues to focus on plans to reduce its costs and make its service more efficient. If the U.S. Postal Service were to change any policies relative to the requirements of first-class mail, including changes in size, weight or machinability qualifications of our DVD envelopes, such changes could result in increased shipping costs or higher breakage for our DVDs, and our gross margin could be adversely affected. For example, the Office of Inspector General at the U.S. Postal Service issued a report in November 2007 recommending that the U.S. Postal Service revise the machinability qualifications for first class mail related to DVDs or to charge DVD mailers who don’t comply with the new regulations a 17 cent surcharge on all mail deemed unmachinable. We do not anticipate any material impact to our operational practices or postage delivery rates arising from this report. Also, if the U.S. Postal Service curtails its services, such as by closing facilities or discontinuing or reducing Saturday delivery service, our ability to timely deliver DVDs could diminish, and our subscriber satisfaction could be adversely affected.

Studios have begun to release films in high definition format on Blu-ray. This new high definition format DVD has higher damage rates than we currently experience with standard definition DVDs. If we were to see a significant increase in the number of Blu-ray DVDs we ship or an increase in the percentage of Blu-ray DVDs our subscribers take and the damage rates remained higher than standard definition DVDs, our gross margins, profitability and cash flow could be adversely affected.

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

If we are unable to renew or renegotiate our revenue sharing agreements when they expire on terms favorable to us, or if the cost of obtaining titles on a wholesale basis increases, our gross margins may be adversely affected.

We obtain DVDs through a mix of revenue sharing agreements and direct purchases. The type of agreement depends on the economic terms we can negotiate as well as studio preferences. We have entered into numerous revenue sharing arrangements with studios and distributors which typically enabled us to increase our copy depth of DVDs on an economical basis because of a low initial payment with additional payments made only if our subscribers rent the DVD. During the course of our revenue sharing relationships, various contract administration issues can arise. To the extent that we are unable to resolve any of these issues in an amicable manner, our relationship with the studios and distributors or our access to content may be adversely impacted.

As the revenue sharing agreements expire, we must renegotiate new terms or shift to direct purchasing arrangements, under which we must pay the full wholesale price regardless of whether the DVD is rented. If we cannot renegotiate purchasing on favorable terms, the cost of obtaining content could increase and our gross margins may be adversely affected. In addition, the risk associated with accurately predicting title demand could increase if we are required to directly purchase more titles.

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

Subscribers and potential subscribers access our service through our Web site, where the title selection process is integrated with our delivery processing systems and software. Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance of our Web site, network infrastructure and fulfillment processes. Interruptions in these systems, or with the Internet in general, could make our Web site unavailable and hinder our ability to fulfill selections. For example, in August 2008, we suffered a service interruption that impacted our ability to ship and receive DVDs as well as stream movies to our subscribers. Much of our software is proprietary, and we rely on the expertise of our engineering and software development teams for the continued performance of our software and computer systems. Service interruptions, errors in our software or the unavailability of our Web site could diminish the overall attractiveness of our subscription service to existing and potential subscribers.

Our servers are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Our Web site periodically experiences directed attacks intended to cause a disruption in service. Any attempts by hackers to disrupt our Web site service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. Our insurance does not cover expenses related to direct attacks on our Web site or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. In certain instances, we have voluntarily provided affected subscribers with a credit during periods of extended outage. Any significant disruption to our Web site or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

Our communications hardware and the computer hardware used to operate our Web site and our streaming of content are hosted at the facilities of a third party provider. Hardware for our delivery systems is maintained in our shipping centers. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and hardware or cause them to fail completely. As we do not maintain entirely redundant systems, a disrupting event could result in prolonged downtime of our operations and could adversely affect our business. Problems faced by our third party Web hosting provider, with the telecommunications network providers with whom it contracts or with the systems by which it allocates capacity among its customers, including us, could adversely impact the experience of our subscribers.

In the event of an earthquake or other natural or man-made disaster, our operations could be adversely affected.

Our executive offices and data center are located in the San Francisco Bay Area. We have shipping centers located throughout the United States, including earthquake and hurricane-sensitive areas. Our business and operations could be adversely affected in the event of these natural disasters as well as from electrical blackouts, fires, floods, power losses, telecommunications failures, break-ins or similar events. We may not be able to effectively shift our fulfillment and delivery operations to handle disruptions in service arising from these events. Because the San Francisco Bay Area is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our executive offices and data center. We are not insured against any losses or expenses that arise from a disruption to our business due to earthquakes and may not have adequate insurance to cover losses and expenses from other natural disasters.

Privacy concerns could limit our ability to leverage our subscriber data and our disclosure of or unauthorized access to subscriber data could adversely impact our business and reputation.

In the ordinary course of business and in particular in connection with providing our personal movie recommendation service, we collect and utilize data supplied by our subscribers. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation as well as increased enforcement of existing laws, could have an adverse effect on our business. In addition, if unauthorized access to our subscriber data were to occur or if we were to disclose data about our subscribers in a manner that was objectionable to them, our business reputation could be adversely affected and we could face potential legal claims that could impact our operating results.

Our reputation and relationships with subscribers would be harmed if our subscriber data, particularly billing data, were to be accessed by unauthorized persons.

We maintain personal data regarding our subscribers, including names and mailing addresses. With respect to billing data, such as credit card numbers, we rely on licensed encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our subscribers’ data. If, despite these measures, we, or our payment processing service, experience any unauthorized intrusion into our subscribers’ data, current and potential subscribers may become unwilling to provide the information to us necessary for them to become subscribers, we could face legal claims, and our business could be adversely affected. Similarly, if a well-publicized breach of the consumer data security of any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions which could adversely affect our business.

In addition, because we obtain subscribers’ billing information on our Web site, we do not obtain signatures from subscribers in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent credit cards are used on our Web site to obtain service and access our DVD inventory and streaming. Typically, these credit cards have not been registered as stolen and are therefore not rejected by our automatic authorization safeguards. While we do have a number of other safeguards in place, we nonetheless experience some loss from these fraudulent transactions. We do not currently carry insurance against the risk of fraudulent credit card transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings. We have filed and from time to time we expect to file for trademark and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any patents issued to or held by us, third parties may knowingly or unknowingly infringe our patents, trademarks and other proprietary rights, and we may not be able to prevent infringement without substantial expense to us. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace, and our ability to attract subscribers may be adversely affected.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our Web site, our recommendation service, title selection processes and marketing activities.

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content on our Web site. We use the intellectual property of third parties in merchandising our products and marketing our service through contractual and other rights. From time to time, third parties allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current Web site or our recommendation service or inability to market our service or merchandise our products. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

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

If we become subject to liability for content that we produce, publish or distribute through our service, our results of operations would be adversely affected.

As a producer, publisher and distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we produce, publish or distribute. We also may face potential liability for content uploaded from our users in connection with our community-related content or movie reviews. If we become liable, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our results of operations. We cannot assure that we are adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

If government regulations relating to the Internet or other areas of our business change or if consumer attitudes toward use of the Internet change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses.

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

As of December 31, 2008, our executive officers and directors, their immediate family members and affiliated venture capital funds beneficially owned, in the aggregate, approximately 29% of our outstanding common stock and stock options that are exercisable within 60 days. In particular, Jay Hoag, one of our directors, beneficially owned approximately 20% and Reed Hastings, our Chief Executive Officer, President and Chairman of the Board, beneficially owned approximately 6%. These stockholders may have individual interests that are different from other stockholders and will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

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

Our stock-based compensation expenses totaled $12.3 million, $12.0 million and $12.7 million during 2008, 2007 and 2006, respectively. We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The lattice-binomial model used by us requires the input of highly subjective assumptions, including the option’s price volatility of the underlying stock. If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

Financial forecasting by us and financial analysts who may publish estimates of our performance may differ materially from actual results.

Given the dynamic nature of our business, the current uncertain economic climate and the inherent limitations in predicting the future, forecasts of our revenues, gross margin, operating expenses, number of paying subscribers, number of DVDs shipped per day and other financial and operating data may differ materially from actual results. Such discrepancies could cause a decline in the trading price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate. The following table sets forth the location, approximate square footage, lease expiration and the primary use of each of our principal properties:

Location	Estimated Square Footage	Lease Expiration Date	Primary Use
Los Gatos, California	165,000	March 2013	Corporate office, general and administrative, marketing and technology and development
Sunnyvale, California	115,000	April 2009	Receiving and storage center, processing and shipping center for the San Francisco Bay Area
Columbus, Ohio	90,000	July 2016	Receiving and storage center, processing and shipping center for the Columbus Area
Hillsboro, Oregon	49,000	April 2011	Customer service center
Beverly Hills, California	20,000	August 2010	Content acquisition, general and administrative

We operate a nationwide network of distribution centers that serve major metropolitan areas throughout the United States. These fulfillment centers are under lease agreements that expire at various dates through July 2016. We also operate a data center in a leased third-party facility in Santa Clara, California.

In the second quarter of 2009, our central receiving and storage center will be moved from its current location in Sunnyvale, California to Columbus, Ohio. We believe our properties are suitable and adequate for our present needs, and we periodically evaluate whether additional facilities are necessary.

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

	2008		2007
	High	Low	High	Low
First quarter	$39.65	$20.35	$26.80	$20.30
Second quarter	40.90	26.04	25.99	19.05
Third quarter	33.97	26.39	22.10	15.62
Fourth quarter	31.00	17.90	29.14	20.59

As of February 17, 2009, there were approximately 171 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

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

The following graph compares, for the five year period ended December 31, 2008, the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Composite Index and the S&P North American Technology Internet Index (“GIN”, previously named the GSTI Internet Index). Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007 and December 31, 2008. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index and the stocks represented in the S&P North American Technology Internet Index, respectively, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of 21 stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance:

Issuer Purchases of Equity Securities

Stock repurchases during the three months ended December 31, 2008 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program
October 1, 2008—October 31, 2008	492,200	$19.98	492,200	$50,136,675
November 1, 2008—November 30, 2008	7,200	21.74	7,200	49,980,115
December 1, 2008—December 31, 2008	—	—	—	—

Total	499,400	$20.01	499,400	$—

On January 26, 2009, the Company announced that its Board of Directors authorized a stock repurchase program for 2009. Based on the Board’s authorization, the Company anticipates a repurchase program of up to $175 million in 2009. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

On March 5, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $150 million of its common stock through the end of 2008. Under this program, the Company repurchased 3,491,084 shares of common stock at an average price of approximately $29 per share for an aggregate amount of $100 million.

On January 31, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $100 million of its common stock through the end of 2008. Under this program, the Company repurchased 3,847,062 shares of common stock at an average price of approximately $26 per share for an aggregate amount of $100 million.

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

	Year ended December 31,
	2008	2007 (1)(2)	2006 (1)	2005 (1)(3)	2004 (1)
	(in thousands, except per share data)
Revenues	$1,364,661	$1,205,340	$996,660	$682,213	$500,611
Total cost of revenues	910,234	786,168	626,985	465,775	331,712
Operating income	121,506	91,773	65,218	2,622	19,142
Net income	83,026	66,608	48,839	41,889	21,383
Net income per share:
Basic	$1.36	$0.99	$0.78	$0.78	$0.41

Diluted	$1.32	$0.97	$0.71	$0.64	$0.33

Weighted-average shares outstanding:
Basic	60,961	67,076	62,577	53,528	51,988

Diluted	62,836	68,902	69,075	65,518	64,713

Notes:

(1)	Certain amounts in prior periods have been revised to conform to current period presentation (see Note 1 to Notes to Consolidated Financial Statements).

(2)	Operating expenses for the year includes a one-time payment received in the amount of $7.0 million as a result of resolving a patent litigation with Blockbuster, Inc.

(3)	Net income for the year includes a benefit of realized deferred tax assets of $34.9 million or approximately $0.53 per diluted share, related to the recognition of the Company’s deferred tax assets. In addition, general and administrative expenses includes an accrual of $8.1 million (net of expected insurance proceeds for reimbursement of legal defense costs of $0.9 million) related to the settlement costs of the Chavez vs. Netflix, Inc. lawsuit.

	As of December 31,
	2008	2007 (1)	2006 (1)	2005 (1)	2004 (1)
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$139,881	$177,439	$400,430	$212,256	$174,461
Short-term investments (4)	157,390	207,703	—	—	—
Working capital	145,430	223,518	234,582	105,776	92,436
Total assets	617,946	678,998	633,013	385,114	255,057
Lease financing obligations, excluding current portion	37,988	35,652	23,798	19,876	3,264
Other liabilities	16,786	4,629	1,761	1,421	812
Stockholders’ equity	347,155	429,812	413,618	225,902	156,071

	As of / Year Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except subscriber acquisition cost)
Other Data:
Total subscribers at end of period	9,390	7,479	6,316	4,179	2,610
Gross subscriber additions during period	6,859	5,340	5,250	3,729	2,716
Subscriber acquisition cost (5)	$29.12	$40.86	$42.94	$38.78	$37.02

(4)	Short-term investments are comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities.

(5)	Subscriber acquisition cost is defined as total marketing expenses divided by total gross subscriber additions during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

With more than 10 million subscribers, we are the largest online movie rental subscription service in the United States. We offer a variety of subscription plans, with no due dates, no late fees, no shipping fees and no pay-per-view fees. We provide subscribers access to over 100,000 DVD and Blu-ray titles plus more than 12,000 streaming content choices. Subscribers select titles at our Web site aided by our proprietary recommendation service and merchandising tools. Subscribers can:

•	Receive DVDs by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue.

•

Watch streaming content without commercial interruption on personal computers (“PCs”), Intel-based Macintosh computers (“Macs”) and televisions (“TVs”). The viewing experience is enabled by Netflix controlled software that can run on a variety of devices. These devices include PCs, Macs, Internet connected Blu-ray players, such as those manufactured by LG Electronics and Samsung, set-top boxes, such as TiVo and the Netflix Player by Roku, game consoles, such as Microsoft’s Xbox 360, and planned for later this year, TVs from Vizio and LG Electronics.

Our core strategy is to grow a large subscription business consisting of DVD by mail and streaming content. We offer over 100,000 titles on DVD. In comparison, the 12,000 content choices available for streaming are relatively limited. We expect to substantially broaden the content choices as more content becomes available to us. Until such time, by bundling DVD and streaming as part of the Netflix subscription, we are able to offer subscribers a uniquely comprehensive selection of movies for one low monthly price. We believe this creates a competitive advantage as compared to a streaming only subscription service. This advantage will diminish over time as more content becomes available over the Internet from competing services, by which time we expect to have further developed our other advantages such as brand, distribution, and our proprietary merchandising platform. Despite the growing popularity of Internet delivered content, we expect that DVD will continue to be the primary means by which most Netflix subscribers view content for the foreseeable future. However, at some point in the future, we expect that Internet delivery of content directly to the home will surpass DVD.

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

Performance Highlights

The following represents our performance highlights for 2008, 2007 and 2006 (in thousands, except for per share amounts, percentages and subscriber acquisition costs):

	2008	2007	2006
Revenues	$1,364,661	$1,205,340	$996,660
Net income	83,026	66,608	48,839
Net income per share—diluted	$1.32	$0.97	$0.71

Total subscribers at end of period	9,390	7,479	6,316

Churn (annualized) (1)	4.2%	4.3%	4.1%
Subscriber acquisition cost	$29.12	$40.86	$42.94
Gross margin	33.3%	34.8%	37.1%

(1)	Churn (annualized) is the average of Churn for the four quarters of each respective year

Recent Developments

We continue to broaden the content available for streaming including recent additions of content from CBS, Disney, Sony and Starz Play. We have also announced several partnerships with technology and consumer electronics companies that enable our subscribers to watch streaming content without commercial interruption. These partners include Roku, LG Electronics, Microsoft, Samsung, TiVo and Vizio.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We base our estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.

Content Accounting

We obtain content from studios and distributors through direct purchases, revenue sharing agreements or license agreements.

We acquire DVD content for the purpose of rental to our subscribers and earning subscription rental revenues, and, as such, we consider our DVD library to be a productive asset. Accordingly, we classify our DVD library as a non-current asset on our consolidated balance sheets. Additionally, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, Statement of Cash Flows, (“SFAS 95”) cash outflows for the acquisition of the DVD library, net of changes in related accounts payable, are classified as cash flows from investing activities on our consolidated statements of cash flows. This is inclusive of any upfront non-refundable payments required under revenue sharing agreements.

We amortize our DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new-release DVDs and back-catalog DVDs is estimated to be one year and three years, respectively. In estimating the useful life of our DVDs, we take into account library utilization as well as an estimate for lost or damaged DVDs.

For those direct purchase DVDs that we estimate we will sell at the end of their useful lives, a salvage value of $3.00 per DVD has been provided. For those DVDs that we do not expect to sell, no salvage value is provided. We periodically evaluate the useful lives and salvage values of our DVDs.

We also obtain content distribution rights in order to stream movies and TV episodes without commercial interruption to subscribers. We account for streaming content in accordance with SFAS No. 63, Reporting by Broadcasters (“SFAS 63”), which requires classification of streaming content as either a current or non-current asset in the consolidated balance sheets based on the estimated time of usage after certain criteria have been met, including availability of the streaming content for its first showing. We amortize our streaming content on a straight-line basis generally over the term of the related license agreements or the title’s window of availability. Cash outflows associated with the streaming content are classified as cash flows from operating activities on our consolidated statements of cash flows.

We also obtain DVD and streaming content through revenue sharing agreements with studios and distributors. We generally obtain titles for low initial cost in exchange for a commitment to share a percentage of our subscription revenues or a fee, based on utilization, over a fixed period, or the Title Term, which typically ranges from six to twelve months for each title. The initial cost may be in the form of an upfront non-refundable payment. This payment is capitalized in the content library in accordance with our DVD and streaming content policies as applicable. The initial cost may also be in the form of a prepayment of future revenue sharing obligations which is classified as prepaid revenue sharing expense. The terms of some revenue sharing agreements with studios obligate us to make minimum revenue sharing payments for certain titles. We amortize minimum revenue sharing prepayments (or accrete an amount payable to studios if the payment is due in arrears) as revenue sharing obligations are incurred. A provision for estimated shortfall, if any, on minimum revenue sharing payments is made in the period in which the shortfall becomes probable and can be reasonably estimated. Under the revenue sharing agreements for our DVD library, at the end of the Title Term, we generally have the option of returning the DVD to the studio, destroying the DVD or purchasing the DVD.

Additionally, the terms of certain DVD direct purchase agreements with studios provide for volume purchase discounts or rebates based on achieving specified performance levels. Volume purchase discounts are recorded as a reduction of DVD library when earned. We accrue for rebates as earned based on historical title performance and estimates of demand for the titles over the remainder of the title term.

Stock-Based Compensation

We adopted the provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), on January 1, 2006. Under the fair value recognition provisions of this statement, stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period, which is the vesting period.

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

We grant stock options to our employees on a monthly basis. We have elected to grant all options as non-qualified stock options which vest immediately. As a result of immediate vesting, stock-based compensation expense determined under SFAS No. 123(R) is fully recognized on the grant date and no estimate is required for post-vesting option forfeitures. See Note 7 to the consolidated financial statements for further information regarding SFAS No. 123(R).

Income Taxes

We record a tax provision for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying the enacted tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

As of December 31, 2008, our deferred tax asset balance was $28.0 million. As of December 31, 2007, our deferred tax asset balance was $19.1 million. There was no valuation allowance as of December 31, 2008 or 2007.

During 2007, we adopted the Financial Accounting Standard Board’s (“FASB”) Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 changes the accounting for uncertainty in income taxes by creating a new framework for how companies should recognize, measure, present and disclose uncertain tax positions in their financial statements. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. We recognize interest and penalties related to uncertain tax positions in income tax expense. See Note 8 to the consolidated financial statements for further information regarding income taxes.

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

Descriptions of Consolidated Statements of Operations Components

Revenues

We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues. We generate all our revenues in the United States.

Cost of Revenues

Subscription

Cost of subscription revenues consists of postage and packaging costs related to shipping DVDs to subscribers as well as content related expenses. Costs related to free-trial periods are allocated to marketing expenses.

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

Content Expenses.    We obtain titles from studios and distributors through direct purchases, revenue sharing agreements or license agreements. Direct purchases of DVDs normally result in higher upfront costs than titles obtained through revenue sharing agreements. Content related expenses consist of costs incurred in obtaining titles such as amortization of content and revenue sharing expense.

Fulfillment expenses

Fulfillment expenses represent those expenses incurred in operating and staffing our shipping and customer service centers, including costs attributable to receiving, inspecting and warehousing our content library. Fulfillment expenses also include credit card fees.

Operating Expenses

Technology and Development.    Technology and development expenses consist of payroll and related costs incurred in testing, maintaining and modifying our Web site, our recommendation service, developing solutions for streaming content to subscribers, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data.

Marketing.    Marketing expenses consist primarily of advertising expenses. Advertising expenses include marketing program expenditures and other promotional activities, including allocated costs of revenues relating to free trial periods Also included in marketing expense are payments made to our consumer electronics partners to generate new subscribers for our service as well as payroll related expenses.

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

	Year Ended December 31,
	2008	2007	2006
Revenues	100.0%	100.0%	100.0%
Costs of revenues:
Subscription	55.8	55.1	53.4
Fulfillment expenses	10.9	10.1	9.5

Total cost of revenues	66.7	65.2	62.9

Gross profit	33.3	34.8	37.1

Operating expenses:
Technology and development	6.6	5.9	4.8
Marketing	14.6	18.1	22.6
General and administrative	3.6	4.3	3.6
Gain on disposal of DVDs	(0.4)	(0.5)	(0.5)
Gain on legal settlement	—	(0.6)	—

Total operating expenses	24.4	27.2	30.5

Operating income	8.9	7.6	6.6
Other income (expense):
Interest expense on lease financing obligations	(0.2)	(0.1)	(0.1)
Interest and other income (expense)	0.9	1.7	1.5

Income before income taxes	9.6	9.2	8.0
Provision for income taxes	3.5	3.7	3.1

Net income	6.1%	5.5%	4.9%

Revenues

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except percentages and average monthly subscription revenue pre paying subscriber)
Revenues	$1,364,661	$1,205,340	$996,660
Percentage change over prior period	13.2%	20.9%

Other data:
Average number of paying subscribers	8,268	6,718	5,083
Percentage change over prior period	23.1%	32.2%
Average monthly revenue per paying subscriber	$13.75	$14.95	$16.34
Percentage change over prior period	(8.0)%	(8.5)%

The increase in our revenues in 2008 as compared to 2007, and 2007 as compared to 2006, was primarily a result of the substantial growth in the average number of paying subscribers arising from increased consumer awareness of the benefits of online movie and TV episode rentals and other aspects of our service. This increase was offset in part by a decline in average monthly revenue per paying subscriber, resulting from the continued growth in our lower cost subscription plans, as well as a price reduction for our most popular subscription plans during the third quarter of 2007. We expect the average revenue per paying subscriber to continue to decline until the mix of new subscribers and existing subscribers is approximately equivalent by subscription plan price point.

The following table presents our ending subscriber information:

	As of December 31,
	2008	2007	2006
	(in thousands, except percentages)
Free subscribers	226	153	162
As a percentage of total subscribers	2.4%	2.0%	2.6%
Paid subscribers	9,164	7,326	6,154
As a percentage of total subscribers	97.6%	98.0%	97.4%
Total subscribers	9,390	7,479	6,316
Percentage change over prior period	25.6%	18.4%

Cost of Revenues

Subscription

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except percentages)
Subscription	$761,133	$664,407	$532,621
As a percentage of revenues	55.8%	55.1%	53.4%
Percentage change over prior period	14.6%	24.7%

The increase in cost of subscription revenues in absolute dollars for 2008 as compared to 2007 was primarily attributable to the following factors:

•

The number of DVDs mailed to paying subscribers increased 19%. This was driven by a 23% increase in the number of average paying subscribers, partially offset by a decline in monthly DVD rentals per average paying subscriber attributed to the continued growth of our lower priced plans.

•

Postage and packaging expenses increased by 23%. This was primarily attributable to the increase in the number of DVDs mailed to paying subscribers and increases in the rates of first class postage in May 2007 and May 2008.

•	Content expenses increased by 7%. This increase was primarily attributable to the increased investments in streaming content in 2008, as well as an increase in DVD revenue sharing costs.

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

•

Content expenses increased by 26%. This increase was primarily attributable to the increased acquisition of DVD library with the remaining increase attributable to the investment in streaming content as we introduced Internet delivery of content in January 2007.

Fulfillment Expenses

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except percentages)
Fulfillment expenses	$149,101	$121,761	$94,364
As a percentage of revenues	10.9%	10.1%	9.5%
Percentage change over prior period	22.5%	29.0%

The increase in fulfillment expenses in absolute dollars in 2008 as compared to 2007, and 2007 as compared to 2006, was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our shipping centers and customer service location, coupled with higher credit card fees as a result of the growth in the average number of paying subscribers. In addition, the increase in fulfillment expenses was attributable to an increase in facility-related costs resulting from the addition of new shipping centers, and for 2007, the expansion of our customer service center.

Gross Margin

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except percentages)
Gross profit	$454,427	$419,172	$369,675
Gross margin	33.3%	34.8%	37.1%

The decrease in gross margin in 2008 as compared to 2007, and 2007 as compared to 2006, was primarily due to an increase in postage rates effective May 2008 and 2007 and a reduction in the prices of our most popular subscription plans during the second half of 2007. In addition, costs related to our streaming content have been included in cost of subscriptions beginning January 2007.

We anticipate that gross margin will decline in 2009, due to increased investment in content library coupled with an expected increase in postage rates effective May 2009.

Operating Expenses

Technology and Development

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except percentages)
Technology and development	$89,873	$70,979	$47,831
As a percentage of revenues	6.6%	5.9%	4.8%
Percentage change over prior period	26.6%	48.4%

The increase in technology and development expenses in absolute dollars for 2008 as compared to 2007 was primarily the result of an increase in personnel-related costs due to growth in headcount and expenses related to the development of solutions for streaming content and continued improvements to our service.

The increase in technology and development expenses in absolute dollars for 2007 as compared to 2006 was primarily the result of an increase in personnel-related costs due to growth in headcount and expenses related to the development of solutions for streaming content.

Marketing

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$199,713	$218,212	$225,436
As a percentage of revenues	14.6%	18.1%	22.6%
Percentage change over prior period	(8.5)%	(3.2)%

Other data:
Gross subscriber additions	6,859	5,340	5,250
Percentage change over prior period	28.4%	1.7%
Subscriber acquisition cost	$29.12	$40.86	$42.94
Percentage change over prior period	(28.7)%	(4.8)%

The decrease in marketing expenses in absolute dollars in 2008 as compared to 2007 was primarily attributable to a decrease in marketing program spending, principally in direct mail and inserts. In the second half of 2007, we lowered prices on our most popular subscription plans and decided to partially offset the cost of our investment in lower prices by reducing our spending on marketing programs. Subscriber acquisition cost decreased in 2008 as compared to 2007 primarily due to more efficient marketing spending.

The decrease in marketing expenses in absolute dollars in 2007 as compared to 2006 was primarily attributable to a decrease in marketing program spending, principally in television advertising and direct mail. Subscriber acquisition cost decreased in 2007 as compared to 2006 primarily due to more efficient marketing spending.

General and Administrative

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except percentages)
General and administrative	$49,662	$52,404	$35,987
As a percentage of revenues	3.6%	4.3%	3.6%
Percentage change over prior period	(5.2)%	45.6%

The decrease in general and administrative expenses in absolute dollars in 2008 as compared to 2007 was primarily attributable to a decrease in costs related to our subsidiary, Red Envelope Entertainment, as well as a decrease in costs related to legal proceedings. These decreases were offset by an increase in personnel-related costs.

The increase in general and administrative expenses in absolute dollars in 2007 as compared to 2006 was primarily attributable to an increase in personnel-related costs due to growth in headcount. The increase was also attributable to higher costs related to legal proceedings.

Gain on Disposal of DVDs

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except percentages)
Gain on disposal of DVDs	$(6,327)	$(7,196)	$(4,797)
As a percentage of revenues	(0.4)%	(0.5)%	(0.5)%
Percentage change over prior period	(12.1)%	50.0%

The decrease in gain on disposal of DVDs in absolute dollars in 2008 as compared to 2007 was primarily attributable to a decrease in the sales price of DVDs.

The increase in gain on disposal of DVDs in absolute dollars in 2007 as compared to 2006 was primarily attributable to an increase in the volume of DVDs sold, offset in part by an increase in the cost of DVD sales.

In the first quarter of 2009, we discontinued retail sales of previously viewed DVD’s to subscribers. However, we will continue to sell previously viewed DVDs through wholesale channels.

Gain on Legal Settlement

On June 25, 2007, we resolved a pending patent litigation with Blockbuster, Inc. As part of the settlement, we received a one-time payment of $7.0 million during the second quarter of 2007.

Interest Expense on Lease Financing Obligations

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except percentages)
Interest expense on lease financing obligations	$2,458	$1,188	$1,210
As a percentage of revenues	0.2%	0.1%	0.1%
Percentage change over prior period	106.9%	(1.8)%

In June 2004 and June 2006, we entered into two separate lease arrangements whereby we leased a building that was constructed by a third party. As discussed in Note 1 of the condensed consolidated financial statements, we have accounted for these leases in accordance with Emerging Issues Task Force (“EITF”) No. 97-10, The Effect of Lessee Involvement in Asset Construction (“EITF 97-10”), and SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases; an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11 (“SFAS 98”), which causes Netflix to be considered the owner (for accounting purposes) of the two buildings.

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

Interest and Other Income (Expense)

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except percentages)
Interest and other income, net	$12,452	$20,340	$15,904
As a percentage of revenues	0.9%	1.7%	1.5%
Percentage change over prior period	(38.8)%	27.9%

The decrease in interest and other income in 2008 as compared to 2007 was primarily a result of the lower cash balance resulting from the repurchase of our common stock. Interest and other income (expense) consist primarily of interest and dividend income generated from invested cash and short-term investments. Interest and dividend income was approximately $9 million, $20 million and $16 million in 2008, 2007 and 2006, respectively. Additionally, in 2008 interest and other income included approximately $3 million gain on the sale of short-term investments.

The increase in interest and other income in 2007 as compared to 2006 was primarily a result of our newly invested short-term investment portfolio which was higher yielding than our money market funds, and higher average cash balances.

Provision for Income Taxes

	Year Ended December 31,
	2008	2007	2006
	(in thousands, except percentages)
Provision for income taxes	$48,474	$44,317	$31,073
Effective tax rate	36.9%	40.0%	38.9%

In 2008, our effective tax rate differed from the federal statutory rate of 35% principally due to state income taxes of $5 million or 4% of income before income tax. This was partially offset by R&D tax credits of $3 million. In 2007 and 2006, our effective tax rate differed from the federal statutory rate of 35% principally due to state income taxes.

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

Our primary source of liquidity has been cash from operations, which consists primarily of net income adjusted for non-cash items such as amortization of our content library, depreciation of property and equipment and stock-based compensation related to the issuance of common stock. Our primary uses of cash include our stock repurchase programs, shipping and packaging expenses, the acquisition of content, capital expenditures related to IT and automation equipment for operations, marketing and fulfillment expenses.

In 2009, operating cash flows will be a significant source of liquidity, while the shipping and packaging expenses, acquisition of content, marketing and fulfillment expenses will continue to be significant uses of cash. In addition, on January 26, 2009, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase our common stock through the end of 2009. Based on the Board’s authorization, the Company anticipates a repurchase program of up to $175 million in 2009. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The following table highlights selected measures of our liquidity and capital resources as of December 31, 2008, 2007 and 2006:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Cash and cash equivalents	$139,881	$177,439	$400,430
Short-term investments	157,390	207,703	—

	$297,271	$385,142	$400,430

Net cash provided by operating activities	$284,037	$277,424	$248,190
Net cash used in investing activities	$(144,960)	$(436,024)	$(185,869)
Net cash (used in) provided by financing activities	$(176,635)	$(64,391)	$125,853

Operating Activities

During 2008, our operating activities consisted primarily of net income of $83.0 million, increased by non-cash adjustments of $225.1 million offset by a decrease in net changes in operating assets and liabilities of $24.1 million. The majority of the non-cash adjustments came from the amortization of the content library of $209.8 million which increased by $6.3 million over the prior period as we continue to purchase additional titles in order to support our larger subscriber base. The decrease in net changes in operating assets and liabilities was mainly driven by acquisitions of content library related to our streaming content, as we continued to increase our investments in streaming content in 2008. Cash provided by operating activities increased $6.6 million in 2008 as compared to 2007. This was primarily due to an increase in net income of $16.4 million, increased non-cash adjustments of $29.8 million and a decrease in net changes in operating assets and liabilities of $39.6 million.

During 2007, our operating activities consisted primarily of net income of $66.6 million, increased by non-cash adjustments of $195.3 million and net changes in operating assets and liabilities of $15.5 million. The majority of the non-cash adjustments came from the amortization of the content library of $203.4 million which increased by $62.3 million over the prior period as we continued to purchase additional titles, including streaming content in 2007, in order to support our larger subscriber base. Cash provided by operating activities increased $29.2 million in 2007 as compared to 2006. This was primarily due to an increase in net income of $17.8 million, increased non-cash adjustments of $31.1 million and a decrease in net changes in operating assets and liabilities of $19.7 million. See Note 1 of our Notes to Consolidated Financial Statements for information related to reclassifications in cash flows in 2007.

Investing Activities

Our investing activities consisted primarily of purchases and sales of available-for-sale securities, acquisitions of content library related to DVDs and purchases of property and equipment. Cash used in investing activities decreased $291.1 million in 2008 as compared to 2007. This decrease was primarily driven by a decrease in the purchases of short-term investments of $148.4 million coupled with an increase in the proceeds from the sale of short-term investments of $106.5 million. In addition, content acquisitions related to acquisitions of DVDs decreased by $45.8 million as more DVDs were obtained through revenue sharing agreements in 2008.

Cash used in investing activities increased $250.2 million in 2007 as compared to 2006. During the first quarter of 2007, we started an investment portfolio which is comprised of short-term investments consisting of corporate debt securities, government and agency securities and asset and mortgage-backed securities. Content acquisitions were $39.1 million higher in 2007 as compared to 2006. Purchases of property and equipment consisted of expenditures related to Company expansion, primarily to our headquarters in Los Gatos, California. In March 2006, we exercised our option to lease a building adjacent to our headquarters in Los Gatos, California. The building comprises approximately 80,000 square feet of office space and has an initial term of 5 years. The building was completed in the first quarter of 2008. Additionally, purchases of property and equipment consisted of automation equipment for our various shipping centers in order to achieve increased operational efficiencies.

Financing Activities

Our financing activities consist primarily of repurchases of our common stock, issuance of common stock, and the excess tax benefit from stock-based compensation. Cash used by financing activities increased by $112.2 million in 2008 as compared to 2007 primarily due to an increase in stock repurchases of $100.0 million in 2008 as compared to 2007. In addition, the excess tax benefits from stock-based compensation decreased by $21.0 million in 2008, as the Company utilized the remaining benefits from its net operating losses. This use of cash was offset by an increase in proceeds from the issuance of our common stock of $9.3 million.

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

Contractual Obligations

For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 31, 2008. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2008 (in thousands):

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
Operating lease obligations	$30,398	$11,137	$13,150	$4,672	$1,439
Lease financing obligations	23,930	5,521	11,646	6,763	—
Other purchase obligations (1)	158,739	91,058	62,450	5,231	—

Total	$213,067	$107,716	$87,246	$16,666	$1,439

(1)	Other purchase obligations relate primarily to acquisitions for our content library.

License Agreements

In addition to the above contractual obligations, we have certain license agreements with studios that include a maximum number of titles that we may or may not receive in the future. Access to these titles is based on the discretion of the studios and, as such, we may not receive these titles. If we did receive access to the maximum number of titles, we would incur up to an additional $14.6 million in commitments.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third parties for certain payments. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB

Statement No. 142, Goodwill and Other Intangible Assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations (“SFAS 141-R”) and SFAS 160, Non-controlling Interests in Consolidated Financial Statement, an amendment of Accounting Research Bulletin No. 5 (“SFAS 160”). SFAS 141-R requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. These statements are effective for financial statements issued for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In February 2008, the FASB issued FSP No. 157-2 (FSP 157-2), which would delay the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP 157-2. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. We do not expect the adoption of SFAS 157 for non-financial assets and non-financial liabilities to have a material effect on our financial position or results of operations.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. To achieve this objective, we follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. We maintain a portfolio of cash equivalents and short-term investments in a variety of securities. These securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income within stockholders equity in the consolidated balance sheet.

As a result of current adverse financial market conditions, investments in some financial instruments, such as structured investment vehicles, sub-prime mortgage-backed securities and collateralized debt obligations, may pose risks arising from recent market liquidity and credit concerns. As of December 31, 2008, we had no material impairment charges associated with our short-term investment portfolio relating to such adverse financial market conditions. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. Some of the securities we invest in may be subject to market risk due to changes in prevailing interest rates which may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. At December 31, 2008, our cash equivalents were generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments were comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities. Approximately 60% of the portfolio is invested in government and agency issued securities.

At December 31, 2008, we had securities classified as short-term investments of $157.4 million. Changes in interest rates could adversely affect the market value of these investments. The table below separates these investments, based on stated maturities, to show the approximate exposure to interest rates.

Due within one year	$32,689
Due within five years	118,127
Due within ten years	—
Due after ten years	6,574

Total	$157,390

A sensitivity analysis was performed on our investment portfolio as of December 31, 2008. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following tables present the hypothetical fair values (in $ thousands) of our debt securities classified as short term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of December 31, 2008:

Fair Value December 31, 2008
-150 BPS	-100 BPS	-50 BPS	+50 BPS	+100 BPS	+150 BPS
160,283	159,319	158,354	156,426	155,462	154,497

Item 8.	Financial Statements and Supplementary Data

See “Financial Statements” beginning on page F-1 which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

NETFLIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Netflix, Inc.:

We have audited the accompanying consolidated balance sheets of Netflix, Inc. and subsidiary (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. We also have audited Netflix, Inc’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Netflix, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netflix, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Netflix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Mountain View, California

February 24, 2009

NETFLIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$139,881	$177,439
Short-term investments	157,390	207,703
Prepaid expenses	8,122	6,116
Prepaid revenue sharing expenses	18,417	6,983
Current content library, net	18,691	16,301
Deferred tax assets	5,617	2,254
Other current assets	13,329	15,627

Total current assets	361,447	432,423
Content library, net	98,547	112,070
Property and equipment, net	124,948	113,175
Deferred tax assets	22,409	16,865
Other assets	10,595	4,465

Total assets	$617,946	$678,998

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$100,344	$99,951
Accrued expenses	31,394	36,466
Current portion of lease financing obligations	1,152	823
Deferred revenue	83,127	71,665

Total current liabilities	216,017	208,905
Lease financing obligations, excluding current portion	37,988	35,652
Other liabilities	16,786	4,629

Total liabilities	270,791	249,186
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2008 and 2007; no shares issued and outstanding at December 31, 2008 and 2007	—	—
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2008 and 2007; 58,862,478 and 64,912,915 issued and outstanding at December 31, 2008 and 2007, respectively	62	65
Additional paid-in capital	338,577	402,710
Treasury stock at cost (3,491,084 shares)	(100,020)	—
Accumulated other comprehensive income	84	1,611
Retained earnings	108,452	25,426

Total stockholders’ equity	347,155	429,812

Total liabilities and stockholders’ equity	$617,946	$678,998

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Revenues	$1,364,661	$1,205,340	$996,660

Cost of revenues:
Subscription	761,133	664,407	532,621
Fulfillment expenses*	149,101	121,761	94,364

Total cost of revenues	910,234	786,168	626,985

Gross profit	454,427	419,172	369,675

Operating expenses:
Technology and development*	89,873	70,979	47,831
Marketing*	199,713	218,212	225,436
General and administrative*	49,662	52,404	35,987
Gain on disposal of DVDs	(6,327)	(7,196)	(4,797)
Gain on legal settlement	—	(7,000)	—

Total operating expenses	332,921	327,399	304,457

Operating income	121,506	91,773	65,218
Other income (expense):
Interest expense on lease financing obligations	(2,458)	(1,188)	(1,210)
Interest and other income (expense)	12,452	20,340	15,904

Income before income taxes	131,500	110,925	79,912
Provision for income taxes	48,474	44,317	31,073

Net income	$83,026	$66,608	$48,839

Net income per share:
Basic	$1.36	$0.99	$0.78

Diluted	$1.32	$0.97	$0.71

Weighted-average common shares outstanding:
Basic	60,961	67,076	62,577

Diluted	62,836	68,902	69,075

* Amortization of stock-based compensation included in expense line items:
Fulfillment expenses	$466	$427	$925
Technology and development	3,890	3,695	3,608
Marketing	1,886	2,160	2,138
General and administrative	6,022	5,694	6,025

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

			Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Balances as of December 31, 2005	54,755,731	$55	$315,868	$—	$—	$(90,021)	$225,902
Net income and comprehensive income	—	—	—	—	—	48,839	48,839
Exercise of options	1,379,012	2	8,372	—	—	—	8,374
Issuance of common stock under employee stock purchase plan	378,361	—	3,724	—	—	—	3,724
Issuance of common stock upon exercise of warrants	8,599,359	8	(8)	—	—	—	—
Issuance of common stock, net of costs	3,500,000	4	100,862	—	—	—	100,866
Stock-based compensation expense	—	—	12,696	—	—	—	12,696
Stock option income tax benefits	—	—	13,217	—	—	—	13,217

Balances as of December 31, 2006	68,612,463	$69	$454,731	$—	$—	$(41,182)	$413,618
Net income	—	—	—	—	—	66,608	66,608
Net unrealized gains on available-for-sale securities, net of tax	—	—	—	—	1,611	—	1,611

Comprehensive income	—	—	—	—	—	—	68,219

Exercise of options	828,824	—	5,822	—	—	—	5,822
Issuance of common stock under employee stock purchase plan	205,416	—	3,787	—	—	—	3,787
Repurchases and retirement of common stock	(4,733,788)	(4)	(99,854)	—			(99,858)
Stock-based compensation expense	—	—	11,976	—	—	—	11,976
Stock option income tax benefits	—	—	26,248	—	—	—	26,248

Balances as of December 31, 2007	64,912,915	$65	$402,710	$—	$1,611	$25,426	$429,812
Net income	—	—	—	—	—	83,026	83,026
Net unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(1,527)	—	(1,527)

Comprehensive income	—	—	—	—	—	—	81,499

Exercise of options	1,056,641	—	14,019	—	—	—	14,019
Issuance of common stock under employee stock purchase plan	231,068	—	4,853	—	—	—	4,853
Repurchases and retirement of common stock	(3,847,062)	(3)	(99,881)	—	—	—	(99,884)
Repurchases of common stock to be held as treasury stock	(3,491,084)	—	—	(100,020)	—	—	(100,020)
Stock-based compensation expense	—	—	12,264	—	—	—	12,264
Stock option income tax benefits	—	—	4,612	—	—	—	4,612

Balances as of December 31, 2008	58,862,478	$62	$338,577	$(100,020)	$84	$108,452	$347,155

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income	$83,026	$66,608	$48,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and intangibles	32,454	22,219	16,648
Amortization of content library	209,757	203,415	141,160
Amortization of discounts and premiums on investments	625	24	—
Stock-based compensation expense	12,264	11,976	12,696
Excess tax benefits from stock-based compensation	(5,220)	(26,248)	(13,217)
Loss (gain) on disposal of property and equipment	101	142	(23)
Gain on sale of short-term investments	(3,130)	(687)	—
Gain on disposal of DVDs	(13,350)	(14,637)	(9,089)
Deferred taxes	(8,427)	(893)	15,988
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(4,181)	(3,893)	(7,064)
Content library	(48,290)	(34,821)	—
Accounts payable	7,111	16,555	3,208
Accrued expenses	(1,824)	32,809	17,559
Deferred revenue	11,462	1,987	21,145
Other assets and liabilities	11,659	2,868	340

Net cash provided by operating activities	284,037	277,424	248,190

Cash flows from investing activities:
Purchases of short-term investments	(256,959)	(405,340)	—
Proceeds from sale of short-term investments	307,333	200,832	—
Purchases of property and equipment	(43,790)	(44,256)	(27,333)
Acquisitions of intangible asset	(1,062)	(550)	(585)
Acquisitions of content library	(162,849)	(208,647)	(169,528)
Proceeds from sale of DVDs	18,368	21,640	12,886
Investment in business	(6,000)	—	—
Other assets	(1)	297	(1,309)

Net cash used in investing activities	(144,960)	(436,024)	(185,869)

Cash flows from financing activities:
Principal payments of lease financing obligations	(823)	(390)	(328)
Proceeds from issuance of common stock	18,872	9,609	112,964
Excess tax benefits from stock-based compensation	5,220	26,248	13,217
Repurchases of common stock	(199,904)	(99,858)	—

Net cash provided by (used in) financing activities	(176,635)	(64,391)	125,853

Net (decrease) increase in cash and cash equivalents	(37,558)	(222,991)	188,174
Cash and cash equivalents, beginning of year	177,439	400,430	212,256

Cash and cash equivalents, end of year	$139,881	$177,439	$400,430

Supplemental disclosure:
Income taxes paid	$(40,494)	$(15,775)	$(2,324)
Interest paid	(2,458)	(1,188)	(1,210)

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Description of Business

Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is an online movie rental subscription service with more than 10 million subscribers. The Company offers a variety of plans, with no due dates, no late fees, no shipping fees, and no pay-per-view fees. The Company provides subscribers access to over 100,000 DVD and Blu-ray titles plus more than 12,000 streaming content choices. Subscribers select titles at the Company’s Web site aided by its proprietary recommendation service and merchandising tools. Subscribers can:

•

Receive DVDs by U.S. mail and return them to the Company at their convenience using the Company’s prepaid mailers. After a DVD has been returned, the Company mails the next available DVD in a subscriber’s queue.

•

Watch streaming content without commercial interruption on personal computers (“PCs”), Intel-based Macintosh computers (“Macs”) and televisions (“TVs”). The viewing experience is enabled by Netflix controlled software that can run on a variety of devices.

The Company is organized in a single operating segment. All of the Company’s revenues are generated in the United States.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.

Reclassification and Revision of Immaterial Errors

Due to the nature of the Company’s streaming content model, the Company determined in 2008 that it should have applied the guidance in Statement of Financial Accounting Standards (“SFAS”) No. 63, Financial Reporting by Broadcasters (“SFAS 63”). SFAS 63 specifies classification of acquired streaming content as an asset only after certain criteria have been met, including availability of the streaming content for its first showing, and requires streaming content assets to be segregated between current and non-current based on estimated time of usage. The Company’s previous financial statements classified acquired streaming content as part of non-current content library and presented the related cash outflows as investing activities. The Company has revised its 2007 consolidated financial statements to correct immaterial errors that arose from not applying the provisions of SFAS 63. The revisions to the fiscal 2007 balance sheet included a reclassification of $16.3 million from content library, net to current content library, net and a reduction of content library, net and accounts payable by $4 million. In addition, $14.8 million has been reclassified from net cash used in investing activities to net cash used in operating activities in the Company’s 2007 consolidated statements of cash flows. The summarized interim financial information for 2007 and the first three quarters of 2008 reflected in Note 11, Selected Quarterly Financial Data has also been revised for the adoption of SFAS 63.

In fiscal 2008, it was determined that because the terms of the Company’s original facilities lease agreements required the Company’s involvement in the construction of certain buildings, under Emerging Issues Task Force (“EITF”) No. 97-10, The Effect of Lessee Involvement in Asset Construction, the Company was deemed to be the owner (for accounting purposes only) of the buildings subject to the leases during the construction period. The Company should have reflected an asset on its balance sheet for the costs paid by the lessor to construct these buildings, as well as a corresponding liability. Upon completion of construction, the

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company did not meet the “sale-leaseback” criteria under SFAS No. 98, Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases; an amendment of FASB Statements No. 13, 66, and 91 and a rescission of FASB Statement No. 26 and Technical Bulletin No. 79-11, and therefore should have treated the leases as financing obligations and the assets and corresponding liabilities would not be derecognized. Previously these arrangements were accounted for as operating leases. The Company has revised its 2007 and 2006 consolidated financial statements to correct immaterial errors in the historical accounting treatment. Specifically, total assets were increased by $36.5 million inclusive of $35.9 million for property and equipment, net and total liabilities were increased by $37.4 million for lease financing obligations at December 31, 2007. Net operating expenses were reduced by $0.6 million and $0.8 million in 2007 and 2006, respectively and interest expense on lease financing obligations was recorded in the amount of $1.2 million for both 2007 and 2006 in the consolidated statements of operations. Diluted net income per share remained unchanged for the years ended December 31, 2007 and 2006. Additionally, $0.4 million and $0.3 million, for 2007 and 2006 were reclassified from net cash provided by operating activities to net cash used in financing activities in the consolidated statements of cash flows. The summarized interim financial information for 2007 and the first quarter of 2008 reflected in Note 11, Selected Quarterly Financial Data has also been revised for the adoption of EITF 97-10.

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

Cash Equivalents and Short-term Investments

The Company classifies cash equivalents and short-term investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company classifies short-term investments, which consist of marketable securities with original maturities in excess of 90 days as available-for-sale. Short-term investments are reported at fair value with unrealized gains and losses included in accumulated other comprehensive income within stockholders’ equity in the consolidated balance sheet. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in interest and other income in the consolidated statements of operations. The Company uses the specific identification method to determine cost in calculating realized gains and losses upon the sale of short-term investments.

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Content Library

The Company obtains content from studios and distributors through direct purchases, revenue sharing agreements or license agreements. The Company acquires DVD content for the purpose of rental to its subscribers and earns subscription rental revenues, and, as such, the Company considers its DVD library to be a productive asset. Accordingly, the Company classifies its DVD library as a non-current asset on its consolidated balance sheets. Additionally, in accordance with SFAS No. 95, Statement of Cash Flows, cash outflows for the acquisition of the DVD library, net of changes in related accounts payable, are classified as cash flows from investing activities in the Company’s consolidated statements of cash flows. This is inclusive of any upfront non-refundable payments required under revenue sharing agreements.

The Company amortizes its DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new release DVDs and back catalog DVDs is estimated to be one year and three years, respectively. In estimating the useful life of its DVDs, the Company takes into account library utilization as well as an estimate for lost or damaged DVDs.

The Company provides a salvage value of $3.00 per DVD for those direct purchase DVDs that the Company estimates it will sell at the end of their useful lives. For those DVDs that the Company does not expect to sell, no salvage value is provided.

The Company obtains content distribution rights in order to stream movies and TV episodes without commercial interruption to subscribers’ PCs, Macs and TVs enabled by Netflix controlled software that can run on a variety of devices. The Company accounts for streaming content in accordance with SFAS 63, which requires classification of streaming content as either a current or non-current asset in the consolidated balance sheets based on the estimated time of usage after certain criteria have been met including availability of the streaming content for its first showing. Streaming content is amortized on a straight-line basis generally over the terms of the license agreements or the title’s window of availability. Liabilities related to streaming content acquisitions are reported at the gross amount. Cash outflows associated with streaming content are classified as cash flows from operating activities in the consolidated statements of cash flow.

The Company also obtains DVD and streaming content through revenue sharing agreements with studios and distributors. The Company generally obtains titles for low initial cost in exchange for a commitment to share a percentage of its subscription revenues or a fee, based on utilization, over a fixed period, or the Title Term, which typically ranges from six to twelve months for each title. The initial cost may be in the form of an upfront non-refundable payment. This payment is capitalized in the content library in accordance with the Company’s DVD and streaming content policies as applicable. The initial cost may also be in the form of a prepayment of future revenue sharing obligations which is classified as prepaid revenue sharing expense. The terms of some revenue sharing agreements with studios obligate the Company to make minimum revenue sharing payments for certain titles. The Company amortizes minimum revenue sharing prepayments (or accretes an amount payable to studios if the payment is due in arrears) as revenue sharing obligations are incurred. A provision for estimated shortfall, if any, on minimum revenue sharing payments is made in the period in which the shortfall becomes probable and can be reasonably estimated. Under the revenue sharing agreements for its DVD library, at the end of the Title Term, the Company generally has the option of returning the DVD title to the studio, destroying the title or purchasing the title.

Additionally, the terms of certain DVD purchase agreements with studios provide for volume purchase discounts or rebates based on achieving specified performance levels. Volume purchase discounts are recorded as a reduction of DVD library when earned. The Company accrues for rebates as earned based on historical title performance and estimates of demand for the titles over the remainder of the title term. Actual rebates may vary which could result in an increase or reduction in the estimated amounts previously accrued.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization of Intangible Assets

Intangible assets are carried at cost less accumulated amortization. The Company amortizes the intangible assets with finite lives using the straight-line method over the estimated economic lives of the assets, ranging from approximately 10 years to 14 years. Intangible assets are included as part of other assets in the consolidated balance sheets.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to 30 years, or the lease term for leasehold improvements, if applicable. Leased buildings are capitalized and included in property and equipment when the Company had been involved in the construction and did not meet the “sale-leaseback” criteria under SFAS No. 98. See Note 3 for further discussion.

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

Capitalized Software Costs

The Company accounts for software development costs which consist of costs to develop software programs to be used solely to meet the Company’s internal needs in accordance with Statement of Position (“SOP”) No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. Costs incurred during the application development stage for software programs to be used solely to meet our internal needs are capitalized. Capitalized software costs are included in property and equipment, net and are amortized over the estimated useful life of the software, generally up to three years. The net book value of capitalized software costs is not significant as of December 31, 2008 and 2007.

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

Cost of Revenues

Subscription.    Cost of subscription revenues consists of postage and packaging expenses related to shipping DVDs to subscribers, as well as content related expenses incurred in obtaining titles such as

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortization of content and revenue sharing expenses. Revenue sharing expenses are recorded when either DVDs are shipped to subscribers or streaming content is viewed by subscribers. Costs related to free-trial periods are allocated to marketing expenses.

Fulfillment Expenses.    Fulfillment expenses represent those costs incurred in operating and staffing the Company’s fulfillment and customer service centers, including costs attributable to receiving, inspecting and warehousing the Company’s content library. Fulfillment expenses also include credit card fees.

Technology and Development

Technology and development expenses consist of payroll and related costs incurred in testing, maintaining and modifying the Company’s Web site, its recommendation service, developing solutions for the streaming of content to subscribers, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software used to run its Web site and store its data.

Marketing

Marketing expenses consist primarily of advertising expenses. Advertising expenses include marketing program expenditures and other promotional activities, including allocated costs of revenues related to free trial periods. Also included in marketing expenses are payments made to our consumer electronics partners to generate new subscribers for the Company’s service, and payroll related expenses. Advertising costs are expensed as incurred except for advertising production costs, which are expensed the first time the advertising is run. Advertising expense totaled approximately $181.4 million, $207.9 million, and $215.3 million in 2008, 2007, and 2006, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. There was no valuation allowance as of December 31, 2008 or 2007.

During 2007, the Company adopted the Financial Accounting Standard Board’s (“FASB”) Financial Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 changes the accounting for uncertainty in income taxes by creating a new framework for how companies should recognize, measure, present and disclose uncertain tax positions in their financial statements. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. See Note 8 to the consolidated financial statements for further information regarding income taxes

Comprehensive Income

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

Net Income Per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist primarily of incremental shares issuable upon the assumed exercise of stock options, warrants to purchase common stock and shares currently purchasable pursuant to the Company’s employee stock purchase plan using the treasury stock method. The computation of net income per share is as follows:

	Year ended December 31,
	2008	2007	2006
	(in thousands, except per share data)
Basic earnings per share:
Net income	$83,026	$66,608	$48,839
Shares used in computation:
Weighted-average common shares outstanding	60,961	67,076	62,577

Basic earnings per share	$1.36	$0.99	$0.78

Diluted earnings per share:
Net income	$83,026	$66,608	$48,839
Shares used in computation:
Weighted-average common shares outstanding	60,961	67,076	62,577
Warrants	—	—	4,093
Employee stock options and employee stock purchase plan shares	1,875	1,826	2,405

Weighted-average number of shares	62,836	68,902	69,075

Diluted earnings per share	$1.32	$0.97	$0.71

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. There were no outstanding warrants during the years ended December 31, 2008 and 2007. For the year ended December 31, 2006, no outstanding warrants were excluded from the diluted calculation as their exercise prices were lower than the average market price of the common stock. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31
	2008	2007	2006
	(in thousands)
Employee stock options	726	1,973	1,196

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average exercise price of excluded outstanding stock options was $32.42, $27.83, and $29.84 for the years ended December 31, 2008, 2007 and 2006, respectively.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), using the modified prospective method. The Company had previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an Amendment of FASB Statement No. 123 in 2003, and restated prior periods at that time. Because the fair value recognition provisions of SFAS 123 and SFAS 123R were generally consistent, the adoption of SFAS 123R did not have a significant impact on the Company’s financial position or results of operations.

Recent Accounting Pronouncements

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets.” This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141-R, Business Combinations (“SFAS 141-R”) and SFAS No. 160 Non-controlling Interests in Consolidated Financial Statement, an amendment of Accounting Research Bulletin No. 5 (“SFAS 160”). SFAS 141-R requires the use of the acquisition method of accounting, defines the acquirer, establishes the acquisition date and broadens the scope to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. These statements are effective for the Company in the first quarter of fiscal 2009. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 was effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. In December 2007, the FASB issued proposed FSP No. 157-2 (FSP 157-2), which would delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP No. 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP 157-2. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows. We do not expect the adoption of SFAS 157 for non-financial assets and non-financial liabilities to have a material effect on our financial position or results of operations.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Short-term Investments

Short-term investments were classified as available-for-sale securities and are reported at fair value as follows:

	December 31, 2008
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$45,482	$440	$(727)	$45,195
Government and agency securities	92,378	1,812	(244)	93,946
Asset and mortgage backed securities	19,446	15	(1,212)	18,249

	$157,306	$2,267	$(2,183)	$157,390

	December 31, 2007
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$36,445	$315	$(85)	$36,675
Government and agency securities	130,884	2,155	(33)	133,006
Asset and mortgage backed securities	37,842	307	(127)	38,022

	$205,171	$2,777	$(245)	$207,703

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2008:

	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
Corporate debt securities	$22,806	$(692)	$1,316	$(35)	$24,122	$(727)
Government and agency securities	12,128	(244)	—	—	12,128	(244)
Asset and mortgage backed securities	15,511	(1,212)	—	—	15,511	(1,212)

	$50,445	$(2,148)	$1,316	$(35)	$51,761	$(2,183)

There were no investments which had been in a continuous loss position for more than twelve months as of December 31, 2007.

The Company recognized gross realized gains of $4.9 million and gross realized losses of $1.8 million during 2008 from the sales of available-for-sale securities. The Company recognized gross realized gains of $0.7 million during 2007 from the sales of available-for-sale securities. Realized gains and losses and interest income are included in interest and other income (expense). There were no material other-than-temporary impairments related to available-for-sale securities in 2008 or 2007.

\NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated fair value of short-term investments by contractual maturity as of December 31, 2008 is as follows:

(in thousands)
Due within one year	$32,689
Due after one year and through 5 years	118,127
Due after 5 years and through 10 years	—
Due after 10 years	6,574

Total short-term investments	$157,390

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. In accordance with SFAS 157, fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-level hierarchy which prioritizes the inputs used in measuring fair value. The three hierarchy levels are defined as follows:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category includes money market funds of $60.9 million at December 31, 2008, which are included in cash and cash equivalents in the consolidated balance sheets.

Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. The Level 2 category includes short-term investments and cash equivalents of $174.0 million at December 31, 2008, which are primarily comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities. All of the residential and commercial mortgage-backed securities are “AAA” rated. The mortgage bonds owned represent the senior tranches of the capital structure and provide credit enhancement through over-collateralization and their subordination characteristics.

Level 3—Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company has no material Level 3 financial assets measured at fair value in the consolidated balance sheets as of December 31, 2008.

The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The Company did not have any material financial liabilities that were covered by SFAS 157 as of December 31, 2008.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Balance Sheet Components

Content Library, Net

Content library and accumulated amortization consisted of the following:

	As of December 31,
	2008	2007
	(in thousands)
Content library, gross	$637,336	$694,620
Less accumulated amortization	(520,098)	(566,249)

	117,238	128,371
Less: Current content library, net	18,691	16,301

Content library, net	$98,547	$112,070

In the fourth quarter of 2008, the Company offset the asset balances and associated accumulated amortization on fully amortized content library of $224 million related to DVD’s previously identified as being no longer in circulation.

Property and Equipment, Net

Property and equipment and accumulated depreciation consisted of the following:

		As of
		December 31, 2008	December 31, 2007
		(in thousands)
Computer equipment	3 years	$44,598	$35,585
Other equipment	3-5 years	59,061	41,140
Computer software, including internal-use software	1-3 years	30,060	22,058
Furniture and fixtures	3 years	12,304	7,882
Building	30 years	40,681	37,193
Leasehold improvements	Over life of lease	33,124	18,440
Capital work-in-progress		3,958	18,452

Property and equipment, gross		223,786	180,750
Less: Accumulated depreciation		(98,838)	(67,575)

Property and equipment, net		$124,948	$113,175

Capital work-in-progress consists primarily of approximately $3.5 million of equipment not yet in service and approximately $0.4 million of leasehold improvements.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets

Other assets consisted of the following:

	As of December 31,
	2008	2007
	(in thousands)
Intangible assets, net	$1,844	$1,366
Investment in business	5,700	—
Long term deposits	511	662
Other	2,540	2,437

Other assets	$10,595	$4,465

As of December 31, 2008 and 2007, other assets included restricted cash of $1.9 million, respectively, related to workers’ compensation insurance deposits. In the second quarter of 2008, the Company paid $2.4 million for plaintiffs’ attorneys’ fees and expenses in the Chavez vs. Netflix, Inc. lawsuit, of which $2.3 million was included in other current assets as of December 31, 2007.

Intangible assets and accumulated amortization consisted of the following:

	As of
	December 31, 2008	December 31, 2007
	(in thousands)
Patents, gross	$2,229	$1,566
Less accumulated amortization	(385)	(200)

Patents, net	$1,844	$1,366

The weighted-average remaining estimated lives of the patents are approximately 9 years. Amortization expense related to intangible assets was $0.2 million, $0.2 million and $0.1 million respectively for the years ended December 31, 2008, 2007, and 2006. Additionally, the Company expensed $0.4 million related to historical use of patents acquired in the year ended December 31, 2008.

The annual amortization expense of the patents that existed as of December 31, 2008 is expected to be approximately $0.2 million for each of the five succeeding years.

Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2008	2007
Accrued state sales and use tax	$9,127	$9,469
Accrued payroll and employee benefits	5,956	4,607
Accrued settlement costs	2,409	6,732
Other	13,902	15,658

Total accrued expenses	$31,394	$36,466

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Warrants

In July 2001, in connection with borrowings under subordinated promissory notes, the Company issued to the note holders warrants to purchase 13,637,894 shares of the Company’s common stock at $1.50 per share. The Company accounted for the fair value of the warrants of $10.9 million as an increase to additional paid-in capital with a corresponding discount on subordinated notes payable. As of December 31, 2004, warrants to purchase 9,100,120 shares of the Company’s common stock remained outstanding. Warrants to purchase 1,894 shares were exercised in 2005 and accordingly, as of December 31, 2005, warrants to purchase 9,098,226 shares of the Company’s common stock remained outstanding. In 2006, the remaining warrants were exercised, and accordingly, there were no warrants outstanding as of December 31, 2006. There were no warrants issued in 2007 or 2008.

5.    Commitments and Contingencies

The Company leases facilities under non-cancelable operating leases with various expiration dates through 2016. The facilities generally require the Company to pay property taxes, insurance and maintenance costs. Further, several lease agreements contain rent escalation clauses or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the consolidated statements of operations. The Company has the option to extend or renew most of its leases which may increase the future minimum lease commitments.

Future minimum payments under lease financing obligations and non-cancelable operating leases as of December 31, 2008 are as follows:

Year Ending December 31,	Future Minimum Payments
(in thousands)
2009	$16,658
2010	14,142
2011	10,654
2012	8,823
2013	2,612
Thereafter	1,439

Total minimum payments	$54,328

Rent expense associated with the operating leases was $15.3 million, $11.9 million and $10.8 million for the years ended December 31, 2008, 2007 and 2006, respectively.

The Company also has $116.7 million of commitments at December 31, 2008 related to streaming content license agreements that have been executed but for which the streaming content does not meet the criteria in SFAS 63 to be classified as an asset.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In January and February 2009, a number of purported anti-trust class action suits were filed against the Company. Wal-Mart Stores, Inc. and Walmart.com USA LLC (collectively, Wal-Mart) were also named as defendants in these suits. Most of the suits were filed in the United States District Court for the Northern District of California and other federal district courts around the country. A number of suits were filed in the Superior Court of the State of California, Santa Clara County. The plaintiffs, who are current or former Netflix customers, generally allege that Netflix and Wal-Mart entered into an agreement to divide the markets for sales and online rentals of DVDs in the United States, which resulted in higher Netflix subscription prices. The complaints, which assert violation of federal and/or state antitrust laws, seek injunctive relief, costs (including attorneys’ fees) and damages in an unspecified amount. On January 16, 2009, plaintiffs from one of the Northern District of California actions filed a motion before the Judicial Panel on Multidistrict Litigation to have all cases that have been filed in federal court coordinated or consolidated for pre-trial purposes in the Northern District of California. The Company has not responded to the complaints.

On December 26, 2008, Quito Enterprises, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Southern District of Florida, captioned Quito Enterprises, LLC v. Netflix, Inc., et. al, Civil Action No. 1:08-cv-23543-AJ. The complaint alleges that the Company infringed U.S. Patent No. 5,890,152 entitled “Personal Feedback Browser for Obtaining Media Files” issued on March 30, 1999. The complaint seeks unspecified damages, interest, and seeks to permanently enjoin the Company from infringing the patent in the future.

On October 24, 2008, Media Queue, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Oklahoma, captioned Media Queue, LLC v. Netflix, Inc., et. al , Civil Action No. CIV 08-402-KEW. The complaint alleges that the Company infringed U.S. Patent No. 7,389,243 entitled “Notification System and Method for Media Queue” issued on June 17, 2008. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future.

On August 27, 2007, plaintiff/relator Norman Baccash, on behalf of the United States, filed suit against the Company in the United States District Court for the Northern District of Georgia, alleging claims under the False Claims Act, 31 U.S.C. § 3729 et seq. (the “Act”). The complaint was filed under seal, pursuant to the Act, to provide the United States an opportunity to intervene and conduct the action on its own. On June 26, 2008, the United States declined to intervene in the litigation and the complaint was ordered unsealed on July 11, 2008. The complaint alleges that the Company falsely certified that its DVD mailers qualified as machinable under the mailing standards of the United States Postal Service, thereby avoiding $260 million in surcharges for nonmachinable mail. The complaint seeks monetary relief in amount three times the damages suffered by United States, civil penalties of between $5,500 and $11,000 for each violation of the Act, a monetary award for the relator pursuant to the Act, injunctive relief and costs. On February 2, 2009, the Company filed a motion to dismiss the complaint. A hearing date has not been scheduled for the motion to dismiss.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On December 28, 2007, Parallel Networks, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned Parallel Networks, LLC v. Netflix, Inc., et. al , Civil Action No 2:07-cv-562-LED. The complaint alleges that the Company infringed U.S. Patent Nos. 5,894,554 and 6,415,335 B1 entitled “System For Managing Dynamic Web Page Generation Requests by Intercepting Request at Web Server and Routing to Page Server Thereby Releasing Web Server to Process Other Requests” and “System and Method for Managing Dynamic Web Page Generation Requests”, issued on April 13, 1999 and July 2, 2002, respectively. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future.

On January 3, 2007, Lycos, Inc. filed a complaint for patent infringement against the Company, TiVo, Inc. and Blockbuster, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges that the Company infringed U.S. Patents Nos. 5,867,799 and 5,983,214, entitled “Information System and Method for Filtering a Massive Flow of Information Entities to Meet User Information Classification Needs” and “System and Method Employing Individual User Content-Based Data and User Collaboration Feedback Data to Evaluate the Content of an Information Entity in a Large Information Communication Network”, respectively. The complaint seeks unspecified compensatory and enhanced damages, interest and fees and seeks to permanently enjoin the defendants from infringing the patents in the future. On August 6, 2007, the case was transferred to the District of Massachusetts. On June 27, 2008, TiVo, Inc. was dismissed from the litigation pursuant to a stipulation with the plaintiff. On November 21, 2008, the Company filed a motion for summary judgment of non-infringement based on limited issues. The motion is scheduled to be heard on May 21, 2009.

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

The Company’s obligations under these agreements may be limited in terms of time or amount, and in some instances, the Company may have recourse against third parties for certain payments. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.

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

On January 26, 2009, the Company announced that its Board of Directors authorized a stock repurchase program for 2009. Based on the Board’s authorization, the Company anticipates a repurchase program of up to $175 million in 2009. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On March 5, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $150 million of its common stock through the end of 2008. Under this program, the Company repurchased 3,491,084 shares of common stock at an average price of approximately $29 per share for an aggregate amount of $100 million. Shares repurchased under this program are held as treasury stock and accordingly repurchases were accounted for under the treasury method.

On January 31, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $100 million of its common stock through the end of 2008. Under this program, the Company repurchased 3,847,062 shares of common stock at an average price of approximately $26 per share for an aggregate amount of $100 million. Shares repurchased under this program are held as treasury stock and accordingly repurchases were accounted for under the treasury method.

On April 17, 2007, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $100.0 million of its common stock through the end of 2007. During the year ended December 31, 2007, the Company repurchased 4,733,788 shares of common stock at an average price of approximately $21 per share for an aggregate amount of $100 million. Shares repurchased under this program have been retired.

There were no unsettled share repurchases as of December 31, 2008.

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 31, 2008 and 2007.

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

Under the Company’s ESPP, employees may purchase common stock of the Company through accumulated payroll deductions. The purchase price of the common stock acquired by the employees participating in the ESPP is 85% of the closing price on either the first day of the offering period or the last day of the purchase period, whichever is lower. Through May 1, 2006, offering periods were twenty-four months, and the purchase periods were six months. Therefore, each offering period included four six-month purchase periods, and the purchase price for each six-month period was determined by comparing the closing prices on the first day of the offering period and the last day of the applicable purchase period. In this manner, the look-back for determining the purchase price was up to twenty-four months. However, effective May 1, 2006, the ESPP was amended so that offering and purchase periods take place concurrently in consecutive six month increments. Under the amended

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ESPP, therefore, the look-back for determining the purchase price is six months. Employees may invest up to 15% of their gross compensation through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. During the years ended December 31, 2008, 2007 and 2006, employees purchased approximately 231,068, 205,416 and 378,361 shares at average prices of $21.00, $18.43 and $9.84 per share, respectively. Cash received from purchases under the ESPP for the years ended December 31, 2008, 2007 and 2006 was $4.9 million, $3.8 million and $3.7 million, respectively. As of December 31, 2008, 2,399,863 shares were available for future issuance under the 2002 Employee Stock Purchase Plan.

Stock Option Plans

In December 1997, the Company adopted the 1997 Stock Plan, which was amended and restated in October 2001. The 1997 Stock Plan provides for the issuance of stock purchase rights, incentive stock options or non-statutory stock options. In November 2007, the 1997 Stock Plan expired and, as a result, there were no shares reserved for future issuance upon the exercise of outstanding options under the 1997 Stock Plan as of December 31, 2008.

In February 2002, the Company adopted the 2002 Stock Plan, which was amended and restated in May 2006. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. As of December 31, 2008, 3,192,515 shares were reserved for future grant under the 2002 Stock Plan.

A summary of the activities related to the Company’s options is as follows:

	Shares Available for Grant	Options Outstanding		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2005	4,582,833	5,854,816	10.43
Authorized	2,000,000	—	—
Granted	(1,043,910)	1,043,910	25.70
Exercised	—	(1,379,012)	6.07
Canceled	66,261	(66,261)	28.56

Balances as of December 31, 2006	5,605,184	5,453,453	14.23
Granted	(1,103,522)	1,103,522	21.72
Exercised	—	(828,824)	7.03
Canceled	108,513	(108,513)	29.46
Expired	(615,309)	—	—

Balances as of December 31, 2007	3,994,866	5,619,638	16.47
Granted	(856,733)	856,733	27.98
Exercised	—	(1,056,641)	13.27
Canceled	54,714	(54,714)	28.88
Expired	(332)	—	—

Balances as of December 31, 2008	3,192,515	5,365,016	18.81	6.36	61,503

Vested and exercisable at December 31, 2008		5,365,016	18.81	6.36	61,503

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2008, 2007 and 2006 was $18.9 million, $13.7 million and $29.2 million, respectively.

Cash received from option exercises for the years ended December 31, 2008, 2007 and 2006 was $14.0 million, $5.8 million and $8.4 million, respectively.

The following table summarizes information on outstanding and exercisable options as of December 31, 2008:

Options Outstanding and Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$ 1.50	1,021,220	2.59	$1.50
$ 3.00 – $11.92	598,583	5.54	9.88
$12.38 – $19.34	588,838	6.66	16.41
$19.48 – $22.04	589,835	8.06	20.87
$22.15 – $25.35	588,033	8.17	23.26
$25.39 – $26.90	572,297	7.61	26.28
$27.10 – $29.22	566,277	7.42	27.72
$29.23 – $32.60	560,593	8.01	30.54
$34.75 – $36.37	227,434	5.11	35.56
$ 36.51	51,906	9.25	36.51

	5,365,016	6.36	18.81

Stock-Based Compensation

Vested stock options granted before June 30, 2004 can be exercised up to three months following termination of employment. Vested stock options granted after June 30, 2004 and before January 1, 2007 can be exercised up to one year following termination of employment. For newly granted options, beginning in January 2007, employee stock options will remain exercisable for the full ten year contractual term regardless of employment status. In conjunction with this change, the Company changed its method of calculating the fair value of new stock-based compensation awards granted under its stock option plans from a Black-Scholes model to a lattice-binomial model. The Company believes that the lattice-binomial model is more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. The lattice-binomial model has been applied prospectively to options granted in 2007. The following table summarizes the assumptions used to value option grants using the Black-Scholes model in 2006 and a lattice-binomial model in 2007 and 2008:

	Year Ended December 31,
	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	50% – 60%	43% – 52%	48%
Risk-free interest rate	3.68% – 4.00%	4.40% – 4.92%	4.76%
Expected term (in years)	—	—	3.93
Suboptimal exercise factor	1.76-2.04	1.77-2.09	—

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of shares issued under the ESPP is estimated using the Black-Scholes option pricing model. The following table summarizes the assumptions used to value shares issued under the ESPP:

	Year Ended December 31,
	2008	2007	2006
Dividend yield	0%	0%	0%
Expected volatility	57%	42%	39%
Risk-free interest rate	1.41%	4.62%	5.07%
Expected life (in years)	0.5	0.5	0.5

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

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected term for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted. In the year ended December 31, 2008, under the lattice-binomial model, the Company used a suboptimal exercise factor ranging from 1.90 to 2.04 for executives and 1.76 to 1.77 for non-executives, which resulted in a calculated expected term of the option grants of 4 years for executives and 3 years for non-executives. In the year ended December 31, 2007, under the lattice-binomial model, the Company used a suboptimal exercise factor ranging from 2.06 to 2.09 for executives and 1.77 to 1.78 for non-executives, which resulted in a calculated expected term of the option grants of 5 years for executives and 4 years for non-executives. From the second quarter through the fourth quarter of 2006, under the Black-Scholes model, the Company used an estimate of expected term of 5 years for executives and 3 years for non-executives. The Company used an estimate of expected term of 4 years for executives and 3 years for non-executives from the second quarter of 2005 through the first quarter of 2006.

In valuing shares issued under the Company’s employee stock options, the Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the contractual term of the options. In valuing shares issued under the Company’s ESPP, the Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the expected term of the shares. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company does not use a post-vesting termination rate as options are fully vested upon grant date. The weighted-average fair value of employee stock options granted during 2008, 2007 and 2006 was $12.25, $9.68 and $10.76 per share, respectively. The weighted-average fair value of shares granted under the employee stock purchase plan during 2008, 2007 and 2006 was $8.28, $6.70 and $7.49 per share, respectively.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases under SFAS 123R which was allocated as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Fulfillment expenses	$466	$427	$925
Technology and development	3,890	3,695	3,608
Marketing	1,886	2,160	2,138
General and administrative	6,022	5,694	6,025

Stock-based compensation expense before income taxes	12,264	11,976	12,696
Income tax benefit	(4,585)	(4,760)	(4,950)

Total stock-based compensation after income taxes	$7,679	$7,216	$7,746

8.    Income Taxes

The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Current tax provision:
Federal	$41,883	$37,770	$10,119
State	14,585	7,208	4,804

Total current	56,468	44,978	14,923
Deferred tax provision:
Federal	(3,680)	(413)	15,005
State	(4,314)	(248)	1,145

Total deferred	(7,994)	(661)	16,150

Provision for income taxes	$48,474	$44,317	$31,073

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the three years ended December 31, 2008 is as follows:

	Year Ended December 31,
	2008	2007	2006
	(in thousands)
Expected tax expense at U.S. federal statutory rate of 35%	$46,060	$39,025	$28,111
State income taxes, net of Federal income tax effect	5,155	5,818	3,866
Valuation allowance	—	(80)	(16)
R&D tax credit	(3,321)	—	—
Stock-based compensation	108	(248)	(878)
Other	472	(198)	(10)

Provision for income taxes	$48,474	$44,317	$31,073

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences and tax carryforwards that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	Year Ended December 31,
	2008	2007
Deferred tax assets:
Accruals and reserves	$1,378	$2,986
Depreciation	2,947	473
Stock-based compensation	17,440	15,736
R&D credits	5,158	—
Other	1,103	(76)

Deferred tax assets	$28,026	$19,119

In evaluating its ability to realize the deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2008 and 2007, it was considered more likely than not that substantially all deferred tax assets would be realized, and no valuation allowance was recorded.

On October 3, 2008, the Tax Extenders and Alternative Minimum Tax Relief Act of 2008 was signed into law. This bill, among other things, retroactively extended the expired research and development tax credit. As a result, the Company has recorded a tax benefit of approximately $0.5 million in the fourth quarter of calendar year 2008 to account for the retroactive effects of the research credit extension.

In the first quarter of 2007, the Company adopted the provisions of FIN 48. Beginning with the adoption of FIN 48, the Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the consolidated balance sheet. The total amount of gross unrecognized tax benefits as of the date of adoption of FIN 48 was zero. As of December 31, 2008, the total amount of gross unrecognized tax benefits was $10.9 million, of which $8.7 million, if recognized, would favorably impact the Company’s effective tax rate. The Company’s total gross unrecognized tax benefits are classified as non-current liabilities in the Consolidated Balance Sheet. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balance as of December 31, 2007	$—
Increases related to tax positions taken during the current period	10,859

Balance as of December 31, 2008	$10,859

The Company’s policy to include interest and penalties related to unrecognized tax benefits within the provision for income taxes did not change as a result of adopting FIN 48. As of the date of adoption, the Company had no accrued gross interest and penalties relating to unrecognized tax benefits. As of December 31, 2008, the total amount of gross interest and penalties accrued was $0.3 million, which is classified as non-current liabilities in the consolidated balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction and all of the states where income tax is imposed. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 1997. The Company does not believe it is reasonably possible that its unrecognized tax benefits would significantly change over the next twelve months.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Employee Benefit Plan

The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 60% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board of Directors. During 2008, 2007 and 2006, the Company’s matching contributions totaled $2.0 million, $1.5 million and $1.4 million, respectively.

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

11.    Selected Quarterly Financial Data (Unaudited)

As discussed in Note 1, certain amounts as reported in the fiscal 2008 and 2007 Interim Consolidated Financial Statements have been revised to reflect the correction of immaterial errors associated with lease accounting and the application of SFAS 63 to streaming content. The selected quarterly financial data shown in the “As Revised” table reflects the revisions discussed in Note 1.

	December 31	September 30	June 30	March 31
AS REVISED (in thousands, except per share amounts)
2008
Total current assets	$361,447	$334,385	$382,852	$353,758
Total assets	617,946	578,462	641,899	623,374
Total liabilities and stockholder’s equity	617,946	578,462	641,899	623,374

Net cash provided by operating activities	$92,100	$60,495	$67,380	$64,062
Net cash provided by (used) in investing activities	(57,498)	(6,667)	(98,928)	18,133
Net cash (used in) provided by financing activities	(6,245)	(86,593)	6,848	(90,645)

Total revenues	$359,595	$341,269	$337,614	$326,183
Gross profit	126,749	116,773	107,527	103,378
Net income	22,732	20,371	26,579	13,344
Net income per share:
Basic	0.39	0.34	0.43	0.21
Diluted	0.38	0.33	0.42	0.21
Subscribers at end of period	9,390	8,672	8,411	8,243

2007
Total current assets	$432,423	$424,799	$416,078	$429,401
Total assets	678,998	653,169	637,664	651,277
Total liabilities and stockholder’s equity	678,998	653,169	637,664	651,277

Net cash provided by operating activities	$87,607	$71,826	$60,997	$56,994
Net cash used in investing activities	(66,291)	(46,360)	(79,660)	(243,713)
Net cash (used in) provided by financing activities	(23,681)	(29,844)	(15,613)	4,747

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	December 31	September 30	June 30	March 31

Total revenues	$302,355	$293,972	$303,693	$305,320
Gross profit	102,305	99,519	107,000	110,348
Net income	15,691	15,647	25,494	9,776
Net income per share:
Basic	0.24	0.24	0.37	0.14
Diluted	0.23	0.23	0.36	0.14
Subscribers at end of period	7,479	7,028	6,742	6,797

ADJUSTMENTS (in thousands, except per share amounts)
2008
Total current assets	—	$33,010	$23,698	$27,596
Total assets	—	(4,537)	(4,124)	37,696
Total liabilities and stockholder’s equity	—	(4,537)	(4,124)	37,696

Net cash provided by operating activities	—	$(12,736)	$(10,765)	$(13,685)
Net cash provided by (used) in investing activities	—	12,736	10,765	13,807
Net cash (used in) provided by financing activities	—	—	—	(122)

Net income	—	—	—	$(34)

2007
Total current assets	$15,891	$6,481	$5,508	$3,128
Total assets	31,978	28,972	25,364	26,167
Total liabilities and stockholder’s equity	31,978	28,972	25,364	26,167

Net cash provided by operating activities	$1,515	$(5,739)	$(4,140)	$(6,035)
Net cash used in investing activities	(1,415)	5,837	4,237	6,130
Net cash (used in) provided by financing activities	(100)	(98)	(97)	(95)

Net income	$(85)	$(85)	$(86)	$(88)
Net income per share:
Basic	—	—	(0.01)	—
Diluted	(0.01)	—	(0.01)	—

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated: February 24, 2009	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: February 24, 2009	By:	/s/ BARRY MCCARTHY
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

Signature	Title	Date
/s/ REED HASTINGS Reed Hastings	President, Chief Executive Officer and Director (principal executive officer)	February 24, 2009

/s/ BARRY MCCARTHY Barry McCarthy	Chief Financial Officer (principal financial and accounting officer)	February 24, 2009

/s/ RICHARD BARTON Richard Barton	Director	February 24, 2009

/s/ TIMOTHY M. HALEY Timothy M. Haley	Director	February 24, 2009

/s/ JAY C. HOAG Jay C. Hoag	Director	February 24, 2009

/s/ GREG STANGER Greg Stanger	Director	February 24, 2009

/s/ MICHAEL N. SCHUH Michael N. Schuh	Director	February 24, 2009

/s/ CHARLES H. GIANCARLO Charles H. Giancarlo	Director	February 24, 2009

/s/ A. GEORGE BATTLE A. George Battle	Director	February 24, 2009

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.8	Lease between Sobrato Interest II and Netflix, Inc. dated June 26, 2006	10-Q	000-49802	10.16	August 9, 2006

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Executive Severance and Retention Incentive Plan	8-K	000-49802	10.2	July 5, 2005

23.1	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan