Form 10-Q
period 2009-03-31
NETFLIX INC
filed 2009-05-08
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 30, 2009, there were 57,697,841 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2009	March 31, 2008
Revenues	$394,098	$326,183

Cost of revenues:
Subscription	215,299	187,156
Fulfillment expenses *	43,969	35,649

Total cost of revenues	259,268	222,805

Gross profit	134,830	103,378

Operating expenses:
Technology and development *	24,200	20,267
Marketing *	62,242	54,895
General and administrative *	13,014	13,739
Gain on disposal of DVDs	(1,097)	(833)

Total operating expenses	98,359	88,068

Operating income	36,471	15,310
Other income (expense):
Interest expense on lease financing obligations	(670)	(423)
Interest and other income (expense)	1,610	7,660

Income before income taxes	37,411	22,547
Provision for income taxes	15,048	9,203

Net income	$22,363	$13,344

Net income per share:
Basic	$0.38	$0.21

Diluted	$0.37	$0.21

Weighted average common shares outstanding:
Basic	58,734	62,776

Diluted	60,709	64,840

* Stock-based compensation included in expense line items:
Fulfillment expenses	$120	$106
Technology and development	1,071	996
Marketing	443	509
General and administrative	1,498	1,519

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	March 31, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$115,131	$139,881
Short-term investments	171,358	157,390
Prepaid expenses	8,210	8,122
Prepaid revenue sharing expenses	13,957	18,417
Current content library, net	33,299	18,691
Deferred tax assets	5,542	5,617
Other current assets	17,383	13,329

Total current assets	364,880	361,447
Content library, net	105,361	98,547
Property and equipment, net	123,817	124,948
Deferred tax assets	23,107	22,409
Other assets	11,513	10,595

Total assets	$628,678	$617,946

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$112,767	$100,344
Accrued expenses	32,108	31,394
Current portion of lease financing obligations	1,215	1,152
Deferred revenue	80,623	83,127

Total current liabilities	226,713	216,017
Lease financing obligations, excluding current portion	37,656	37,988
Other liabilities	17,997	16,786

Total liabilities	282,366	270,791
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at March 31, 2009 and December 31, 2008; 58,495,014 and 58,862,478 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	63	62
Additional paid-in capital	358,620	338,577
Treasury stock at cost (4,667,627 and 3,491,084 shares, at March 31, 2009 and December 31, 2008, respectively)	(142,739)	(100,020)
Accumulated other comprehensive (loss) income	(447)	84
Retained earnings	130,815	108,452

Total stockholders’ equity	346,312	347,155

Total liabilities and stockholders’ equity	$628,678	$617,946

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income	$22,363	$13,344
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	9,175	6,584
Amortization of content library	49,304	57,570
Amortization of discounts and premiums on investments	194	139
Stock-based compensation expense	3,132	3,130
Excess tax benefits from stock-based compensation	(3,684)	(820)
Loss on disposal of property and equipment	144	—
Gain on sale of short-term investments	(572)	(4,320)
Gain on disposal of DVDs	(2,033)	(2,592)
Deferred taxes	(623)	(859)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(391)	2,750
Content library	(22,091)	(23,412)
Accounts payable	8,572	8,680
Accrued expenses	4,331	7,827
Deferred revenue	(2,504)	(3,290)
Other assets and liabilities	316	(669)

Net cash provided by operating activities	65,633	64,062

Cash flows from investing activities:
Purchases of short-term investments	(52,384)	(91,954)
Proceeds from sale of short-term investments	36,933	175,319
Proceeds from maturities of short-term investments	1,330	—
Purchases of property and equipment	(6,572)	(12,431)
Acquisition of intangible asset	(200)	—
Acquisitions of content library	(46,499)	(51,316)
Proceeds from sale of DVDs	2,726	4,507
Investment in business	—	(6,000)
Other assets	(2)	8

Net cash (used in) provided by investing activities	(64,668)	18,133

Cash flows from financing activities:
Principal payments of lease financing obligations	(269)	(122)
Proceeds from issuance of common stock	13,589	8,542
Excess tax benefits from stock-based compensation	3,684	820
Repurchases of common stock	(42,719)	(99,885)

Net cash used in financing activities	(25,715)	(90,645)

Net decrease in cash and cash equivalents	(24,750)	(8,450)
Cash and cash equivalents, beginning of period	139,881	177,439

Cash and cash equivalents, end of period	$115,131	$168,989

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Examples include the estimates of useful lives and residual value of the Company’s content library, the valuation of stock-based compensation and the recognition and measurement of income tax assets and liabilities. The actual results experienced by the Company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2009. Interim results are not necessarily indicative of the results for a full year.

There have been no material changes in our significant accounting policies, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Positions (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments and No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporary impairments of debt securities, changes the existing impairment model for those securities, and modifies the presentation and frequency of related disclosures. FSP No. FAS 107-1 and APB 28-1amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. These FSP’s are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

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

	Three months ended March 31,
	2009	2008
	(in thousands, except per share data)
Basic earnings per share:
Net income	$22,363	$13,344
Shares used in computation:
Weighted-average common shares outstanding	58,734	62,776

Basic earnings per share	$0.38	$0.21

Diluted earnings per share:
Net income	$22,363	$13,344
Shares used in computation:
Weighted-average common shares outstanding	58,734	62,776
Employee stock options and employee stock purchase plan shares	1,975	2,064

Weighted-average number of shares	60,709	64,840

Diluted earnings per share	$0.37	$0.21

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three months ended March 31,
	2009	2008
	(in thousands)
Employee stock options	85	616

3. Short-Term Investments and Fair Value Measurement

Short-term investments are classified as available-for-sale securities and are reported at fair value as follows:

	March 31, 2009
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Corporate debt securities	$69,845	$666	$(738)	$69,773
Government and agency securities	86,666	859	(42)	87,483
Asset and mortgage backed securities	15,294	119	(1,311)	14,102

	$171,805	$1,644	$(2,091)	$171,358

	December 31, 2008
	Gross Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

	(in thousands)
Corporate debt securities	$45,482	$440	$(727)	$45,195
Government and agency securities	92,378	1,812	(244)	93,946
Asset and mortgage backed securities	19,446	15	(1,212)	18,249

	$157,306	$2,267	$(2,183)	$157,390

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

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category includes money market funds of $51.4 million, which are included in cash and cash equivalents in the condensed consolidated balance sheets.

Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. The Level 2 category includes short-term investments and cash equivalents of $175.4 million, which are comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities.

Level 3—Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company has no material Level 3 financial assets measured at fair value on the condensed consolidated balance sheets as of March 31, 2009.

The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The Company did not have any material financial liabilities that were covered by SFAS No. 157 as of March 31, 2009.

4. Balance Sheet Components

Content Library, Net

Content library and accumulated amortization are as follows:

	As of
	March 31, 2009	December 31, 2008

	(in thousands)
Content library, gross	$660,566	$637,336
Less: Accumulated amortization	(521,906)	(520,098)

	138,660	117,238
Less: Current content library, net	33,299	18,691

Content library, net	$105,361	$98,547

Property and Equipment, Net

Property and equipment and accumulated depreciation are as follows:

		As of
	Useful Life	March 31, 2009	December 31, 2008

		(in thousands)
Computer equipment	3 years	$47,981	$44,598
Other equipment	3-5 years	60,512	59,061
Computer software, including internal-use software	1-3 years	29,979	30,060
Furniture and fixtures	3 years	12,343	12,304
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	34,985	33,124
Capital work-in-progress		4,960	3,958

Property and equipment, gross		231,441	223,786
Less: Accumulated depreciation		(107,624)	(98,838)

Property and equipment, net		$123,817	$124,948

5. Other Comprehensive Income

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

	Three months ended March 31,
	2009	2008
	(in thousands)
Net income	$22,363	$13,344
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(531)	(1,301)

Comprehensive income	$21,832	$12,043

6. Stockholders’ Equity

Stock Repurchases

On January 26, 2009, the Company announced that its Board of Directors authorized a stock repurchase program for 2009. Under this program, the Company anticipates repurchasing up to $132 million during the second through fourth quarters of 2009. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. During the three months ended March 31, 2009, under this program, the Company repurchased 1,176,543 shares of common stock at an average price of approximately $36 per share for an aggregate amount of approximately $43 million. Shares repurchased under this program are held as treasury stock and accordingly repurchases were accounted for under the treasury method.

There were no unsettled share repurchases at March 31, 2009.

Stock-Based Compensation

A summary of option activity during the three months ended March 31, 2009 is as follows:

		Options Outstanding		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2008	3,192,515	5,365,016	$18.81
Granted	(182,896)	182,896	33.33
Exercised	—	(809,079)	16.80
Canceled	302	(302)	32.79

Balances as of March 31, 2009	3,009,921	4,738,531	19.72	6.43	109,947

Vested and exercisable at March 31, 2009		4,738,531	19.72	6.43	109,947

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended March 31, 2009 and 2008 was $16.4 million and $6.6 million, respectively.

Cash received from option exercises for the three months ended March 31, 2009 and 2008 was $13.6 million and $8.5 million, respectively.

The following table summarizes the assumptions used to value option grants using the lattice-binomial model:

	Three Months Ended March 31,
	2009	2008
Dividend yield	0%	0%
Expected volatility	56%	54%
Risk-free interest rate	2.60%	3.86%
Suboptimal exercise factor	1.73-1.87	1.77-2.04

In the first quarter of 2009, the Company used a suboptimal exercise factor of 1.87 for executives and 1.73 for non-executives, which resulted in a calculated expected life of the option grants of four years for executives and three years for non-executives. In the first quarter of 2008, the Company used a suboptimal exercise factor of 2.04 for executives and 1.77 for non-executives, which resulted in a calculated expected life of four years for executives and three years for non-executives.

The weighted-average fair value of employee stock options granted during the three months ended March 31, 2009 and 2008 was $14.10 and $12.39 per share, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases under SFAS No. 123(R) for the three months ended March 31, 2009 and 2008 which was allocated as follows:

	Three Months Ended March 31,
	2009	2008
	(in thousands)
Fulfillment expense	$120	$106
Technology and development	1,071	996
Marketing	443	509
General and administrative	1,498	1,519

Stock-based compensation expense before income taxes	3,132	3,130
Income tax benefit	(1,259)	(1,277)

Total stock-based compensation after income taxes	$1,873	$1,853

7. Income Taxes

The provision is primarily for the U.S. federal and state taxes offset by the research and development credits claimed during the year. The Company’s effective tax rate differed from the federal statutory rate primarily due to state tax provision offset by the research and development credits claimed. The provision for income taxes for the three months ended March 31, 2009 was $15.0 million. The effective tax rate for the three months ended March 31, 2009 and 2008 is 40.2% and 40.8%, respectively. The decrease in the effective tax rates for the three months ended March 31, 2009 as compared to the same prior-year period was primarily attributable to the impact of stock-based compensation adjustments.

During the periods presented, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals. The Company’s effective tax rate includes the impact of tax contingency reserves and changes to the reserves, including related interest, as considered appropriate by management. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the condensed consolidated balance sheet. As of January 1, 2009, the Company had $10.9 million gross unrecognized tax benefits. During the three months ended March 31, 2009, the Company had an increase in gross unrecognized tax benefits of approximately $0.3 million. The gross uncertain tax positions, if recognized by the Company, will result in a reduction of approximately $9.0 million to the tax provision which will favorably impact the Company’s effective tax rate. In accordance with FIN No. 48, the Company recognizes interest and penalties related to uncertain tax positions in income tax expense.

The Company anticipates settling $0.3 million of its unrecognized tax benefits over the next twelve months. As a result, this amount was included in the current income taxes payable.

The Company files income tax returns in the U.S. federal jurisdiction and various states. The Company is subject to U.S. federal or state income tax examinations by tax authorities for years after 1997. Due to the Company’s loss position for tax purposes in prior years, all tax years are open to examination in the U.S and state jurisdictions. The Company is also open to examination in various state jurisdictions for tax years 2000 and forward, none of which are individually material.

8. Commitments and Contingencies

The Company accounts for streaming content in accordance with SFAS No. 63, Financial Reporting by Broadcasters , which requires classification of streaming content as either a current or non-current asset in the consolidated balance sheets based on the estimated time of usage after certain criteria have been met including availability of the streaming content for its first showing. The Company has $94.5 million of commitments at March 31, 2009 related to streaming content license agreements that have been executed but for which the streaming content does not meet the asset recognition criteria in SFAS 63.

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

On April 1, 2009, Jay Nunez, individually and on behalf of others similarly situated in California, filed a purported class action lawsuit against the Company in California Superior Court, County of Orange. The complaint asserts claims of unlawful, unfair and deceptive business practices and violation of the California Consumer Legal Remedies Act relating to certain of the Company’s marketing statements. The complaint seeks restitution, injunction and other relief. The Company has not responded to the complaint.

In January and February 2009, a number of purported anti-trust class action suits were filed against the Company. Wal-Mart Stores, Inc. and Walmart.com USA LLC (collectively, Wal-Mart) were also named as defendants in these suits. Most of the suits were filed in the United States District Court for the Northern District of California and other federal district courts around the country. A number of suits were filed in the Superior Court of the State of California, Santa Clara County. The plaintiffs, who are current or former Netflix customers, generally allege that Netflix and Wal-Mart entered into an agreement to divide the markets for sales and online rentals of DVDs in the United States, which resulted in higher Netflix subscription prices. The complaints, which assert violation of federal and/or state antitrust laws, seek injunctive relief, costs (including attorneys’ fees) and damages in an unspecified amount. On January 16, 2009, plaintiffs from one of the Northern District of California actions filed a motion before the Judicial Panel on Multidistrict Litigation to have all cases that have been filed in federal court coordinated or consolidated for pre-trial purposes in the Northern District of California. On April 10, 2009, the Judicial Panel on Multidistrict Litigation ordered all cases pending in federal court transferred to the Northern District of California to be consolidated or coordinated for pre-trial purposes. The Company has not responded to the complaints.

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

On October 24, 2008, Media Queue, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Oklahoma, captioned Media Queue, LLC v. Netflix, Inc., et. al , Civil Action No. CIV 08-402-KEW. The complaint alleges that the Company infringed U.S. Patent No. 7,389,243 entitled “Notification System and Method for Media Queue” issued on June 17, 2008. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future. On February 24, 2009, the case was transferred to the Northern District of California.

On August 27, 2007, plaintiff/relator Norman Baccash, on behalf of the United States, filed suit against the Company in the United States District Court for the Northern District of Georgia, alleging claims under the False Claims Act, 31 U.S.C. § 3729 et seq. (the “Act”). The complaint was filed under seal, pursuant to the Act, to provide the United States an opportunity to intervene and conduct the action on its own. On June 26, 2008, the United States declined to intervene in the litigation and the complaint was ordered unsealed on July 11, 2008. The complaint alleges that the Company falsely certified that its DVD mailers qualified as machinable under the mailing standards of the United States Postal Service, thereby avoiding $260 million in surcharges for nonmachinable mail. The complaint seeks monetary relief in amount three times the damages suffered by the United States, civil penalties of between $5,500 and $11,000 for each violation of the Act, a monetary award for the relator pursuant to the Act, injunctive relief and costs. On February 2, 2009, the Company filed a motion to dismiss the complaint. On April 9, 2009, the parties stipulated to dismiss the Action against Netflix with prejudice as to Relator and without prejudice as to the United States of America after Relator decided to no longer pursue the Action. On April 10, 2009, the Court entered an Order dismissing the case pursuant to the stipulation.

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

On January 3, 2007, Lycos, Inc. filed a complaint for patent infringement against the Company, TiVo, Inc. and Blockbuster, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges that the Company infringed U.S. Patents Nos. 5,867,799 and 5,983,214, entitled “Information System and Method for Filtering a Massive Flow of Information Entities to Meet User Information Classification Needs” and “System and Method Employing Individual User Content-Based Data and User Collaboration Feedback Data to Evaluate the Content of an Information Entity in a Large Information Communication Network”, respectively. The complaint seeks unspecified compensatory and enhanced damages, interest and fees and seeks to permanently enjoin the defendants from infringing the patents in the future. On August 6, 2007, the case was transferred to the District of Massachusetts. On June 27, 2008, TiVo, Inc. was dismissed from the litigation pursuant to a stipulation with the plaintiff. On November 21, 2008, the Company filed a motion for summary judgment of non-infringement based on limited issues. The motion is scheduled to be heard on June 15, 2009.

Indemnifications

In the ordinary course of business, the Company enters into contractual arrangements under which it has agreed to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time and/or amount, and, in some instances, the Company may have recourse against third parties for certain payments. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.

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

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to: statements regarding the breadth of content choices available to us, our competitive advantage, the continued popularity of the DVD format, expectations on the growth of Internet delivery of content, and our liquidity. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009 and the other Quarterly Reports on Form 10-Q to be filed by us in 2009.

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

•

Watch streaming content without commercial interruption on personal computers (“PCs”), Intel-based Macintosh computers (“Macs”) and televisions (“TVs”). The viewing experience is enabled by Netflix controlled software that can run on a variety of devices. These devices include PCs, Macs, Internet connected Blu-ray players, such as those manufactured by LG Electronics and Samsung, set-top boxes, such as TiVo and the Roku Player, game consoles, such as Microsoft’s Xbox 360, and planned for later this year, TVs from Vizio and LG Electronics.

Our core strategy is to grow a large subscription business consisting of DVD by mail and streaming content. We offer over 100,000 titles on DVD. In comparison, the 12,000 content choices available for streaming are relatively limited. We expect to substantially broaden the content choices as more content becomes available to us. Until such time, by bundling DVD and streaming as part of the Netflix subscription, we are able to offer subscribers a uniquely comprehensive selection of movies for one low monthly price. We believe this creates a competitive advantage as compared to a streaming only subscription service. This advantage will diminish over time as more content becomes available over the Internet from competing services, by which time we expect to have further developed our other advantages such as brand, distribution, and our proprietary merchandising platform. Despite the growing popularity of Internet delivered content, we expect that standard definition DVD, along with its high definition successor, Blu-ray (collectively referred to in this Quarterly Report as “DVD”), will continue to be the primary means by which most Netflix subscribers view content for the foreseeable future. However, at some point in the future, we expect that Internet delivery of content directly to the home will surpass DVD.

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

Performance Highlights

The following represents our performance highlights for the three months ended March 31, 2009, December 31, 2008 and March 31, 2008:

	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
	(in thousands , except per share data, percentages and subscriber acquisition cost)
Revenues	$394,098	$359,595	$326,183
Net income	22,363	22,732	13,344
Net income per share—diluted	$0.37	$0.38	$0.21
Total subscribers at end of period	10,310	9,390	8,243
Churn	4.2%	4.2%	3.9%
Subscriber acquisition cost	$25.79	$26.67	$29.48
Gross margin	34.2%	35.2%	31.7%

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
Revenues	100.0%	100.0%	100.0%

Cost of revenues:
Subscription	54.6%	53.9%	57.4%
Fulfillment expenses	11.2%	10.9%	10.9%

Total cost of revenues	65.8%	64.8%	68.3%

Gross profit	34.2%	35.2%	31.7%

Operating expenses:
Technology and development	6.1%	6.7%	6.2%
Marketing	15.8%	15.5%	16.8%
General and administrative	3.3%	3.0%	4.2%
Gain on disposal of DVDs	(0.2)%	(0.5)%	(0.2)%

Total operating expenses	25.0%	24.7%	27.0%

Operating income	9.2%	10.5%	4.7%
Other income (expense):
Interest expense on lease financing obligations	(0.2)%	(0.2)%	(0.1)%
Interest and other income (expense)	0.5%	0.3%	2.3%

Income before income taxes	9.5%	10.6%	6.9%
Provision for income taxes	3.8%	4.3%	2.8%

Net income	5.7%	6.3%	4.1%

Revenues

	Three Months Ended			Change
	March 31, 2009	December 31, 2008	March 31, 2008	Q1’09 vs. Q1’08	Q1’09 vs. Q4’08
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$394,098	$359,595	$326,183	20.8%	9.6%
Other data:
Average number of paying subscribers	9,640	8,827	7,714	25.0%	9.2%
Average monthly revenue per paying subscriber	$13.63	$13.58	$14.09	(3.3)%	0.4%

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues.

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

The increase in our revenues during the three months ended March 31, 2009 as compared to the same prior-year period was primarily a result of the substantial growth in the average number of paying subscribers. This increase was partly offset by a decline in the average monthly revenue per paying subscriber, resulting from the growing popularity of our lower priced subscription plans.

Three months ended March 31, 2009 as compared to the three months ended December 31, 2008

The increase in our revenues during the three months ended March 31, 2009 as compared to the three months ended December 31, 2008 was primarily a result of the growth in the average number of paying subscribers.

The following table presents our ending subscriber information:

	As of
	March 31, 2009	December 31, 2008	March 31, 2008
	(in thousands, except percentages)
Free subscribers	194	226	141
As a percentage of total subscribers	1.9%	2.4%	1.7%
Paid subscribers	10,116	9,164	8,102
As a percentage of total subscribers	98.1%	97.6%	98.3%
Total subscribers	10,310	9,390	8,243

Cost of Revenues

Subscription

	Three Months Ended			Change
	March 31, 2009	December 31, 2008	March 31, 2008	Q1’09 vs. Q1’08	Q1’09 vs. Q4’08
	(in thousands, except percentages)
Subscription	$215,299	$193,635	$187,156	15.0%	11.2%
As a percentage of revenues	54.6%	53.9%	57.4%

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

The increase in cost of subscription revenues for the three months ended March 31, 2009 as compared to the same prior-year period was primarily attributable to the following factors:

•

The number of DVDs mailed to paying subscribers increased 17%, which was driven by a 25% increase in the number of average paying subscribers, partially offset by a decline in monthly DVD rentals per average paying subscriber attributed to the growing popularity of our lower priced plans.

•

Postage and packaging expenses increased by 20%. This was primarily attributable to an increase in the number of DVDs mailed to paying subscribers and to an increase in the rates of first class postage in May 2008.

•	Content expenses increased by 10%. This increase was primarily attributable to increased investments in streaming content.

Three months ended March 31, 2009 as compared to the three months ended December 31, 2008

The increase in cost of subscription revenues for the three months ended March 31, 2009 as compared to the three months ended December 31, 2008 was primarily attributable to the following factors:

•

The number of DVDs mailed to paying subscribers increased 16%, which was driven by a 9% increase in the number of average paying subscribers and an increase in monthly DVD rentals per average paying subscriber attributed to a seasonal increase in disc usage.

•

Postage and packaging expenses increased by 16%. This increase was primarily attributable to an increase in the number of DVDs mailed to paying subscribers and the monthly DVD rentals per average paying subscriber due to a seasonal increase in disc usage.

•	Content expenses increased by 6%. This increase was primarily attributable to a seasonal increase in content acquisitions.

Fulfillment Expenses

	Three Months Ended			Change
	March 31, 2009	December 31, 2008	March 31, 2008	Q1’09 vs. Q1’08	Q1’09 vs. Q4’08
	(in thousands, except percentages)
Fulfillment expenses	$43,969	$39,211	$35,649	23.3%	12.1%
As a percentage of revenues	11.2%	10.9%	10.9%

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

The increase in fulfillment expenses for the three months ended March 31, 2009 as compared to the same prior-year period was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our shipping centers and customer service location, coupled with higher credit card fees as a result of the growth in the average number of paying subscribers. In addition, the increase in fulfillment expenses was attributable to an increase in facility-related costs resulting from the addition of new shipping centers and the relocation of our central receiving and storage center.

Three months ended March 31, 2009 as compared to the three months ended December 31, 2008

The increase in fulfillment expenses for the three months ended March 31, 2009 as compared to the three months ended December 31, 2008 was primarily attributable to an increase in personnel-related costs resulting from the higher volume of activities in our shipping centers due to a seasonal increase in disc usage. In addition, the increase in fulfillment expenses was attributable to an increase in facility-related costs resulting from the relocation of our central receiving and storage center.

Gross Margin

	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
	(in thousands, except percentages)
Gross profit	$134,830	$126,749	$103,378
Gross margin	34.2%	35.2%	31.7%

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

The increase in gross margin for the three months ended March 31, 2009 as compared to the same prior-year period was primarily attributable to the popularity of our lower priced plans, which have higher gross margins. In addition, our margins continue to benefit from increased utilization of catalog titles resulting from ongoing improvements in our merchandising and recommendation systems.

Three months ended March 31, 2009 as compared to the three months ended December 31, 2008

The decrease in gross margin for the three months ended March 31, 2009 as compared to the three months ended December 31, 2008 was primarily attributable to an increase in postage and packaging expenses resulting from an increase in monthly DVD rentals per average paying subscriber due to a seasonal increase in disc usage.

Technology and Development

	Three Months Ended			Change
	March 31, 2009	December 31, 2008	March 31, 2008	Q1’09 vs. Q1’08	Q1’09 vs. Q4’08
	(in thousands, except percentages)
Technology and development	$24,200	$24,052	$20,267	19.4%	0.6%
As a percentage of revenues	6.1%	6.7%	6.2%

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

The increase in technology and development expenses for the three months ended March 31, 2009 as compared to the same prior-year period was primarily attributable to an increase in personnel-related costs due to growth in headcount and expenses related to the development of solutions for streaming content and continued improvements in our service.

Three months ended March 31, 2009 as compared to the three months ended December 31, 2008

Technology and development expenses during the three months ended March 31, 2009 as compared to the three months ended December 31, 2008 were relatively flat.

Marketing

	Three Months Ended			Change
	March 31, 2009	December 31, 2008	March 31, 2008	Q1’09 vs. Q1’08	Q1’09 vs. Q4’08
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$62,242	$55,617	$54,895	13.4%	11.9%
As a percentage of revenues	15.8%	15.5%	16.8%
Other data:
Gross subscriber additions	2,413	2,085	1,862	29.6%	15.7%
Subscriber acquisition cost	$25.79	$26.67	$29.48	(12.5)%	(3.3)%

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

The increase in marketing expenses for the three months ended March 31, 2009 as compared to the same prior-year period was primarily attributable to an increase in marketing program spending, primarily in consumer electronic partner programs and online advertising. Subscriber acquisition cost decreased for the three months ended March 31, 2009 as compared to the same prior-year period primarily due to strong performance in all marketing channels coupled with strong organic subscriber growth.

Three months ended March 31, 2009 as compared to the three months ended December 31, 2008

The increase in marketing expenses during the three months ended March 31, 2009 as compared to the three months ended December 31, 2008 was primarily attributable to an increase in marketing program spending, primarily in online advertising. Subscriber acquisition cost decreased for the three months ended March 31, 2009 as compared to the three months ended December 31, 2008 primarily due to strong performance in all marketing channels coupled with strong organic subscriber growth.

General and Administrative

	Three Months Ended			Change
	March 31, 2009	December 31, 2008	March 31, 2008	Q1’09 vs. Q1’08	Q1’09 vs. Q4’08
	(in thousands, except percentages)
General and administrative	$13,014	$10,762	$13,739	(5.3)%	20.9%
As a percentage of revenues	3.3%	3.0%	4.2%

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

The decrease in general and administrative expenses for the three months ended March 31, 2009 as compared to the same prior-year period was primarily attributable to a decrease in personnel-related costs due to a decrease in headcount offset by an increase in costs related to legal proceedings.

Three months ended March 31, 2009 as compared to the three months ended December 31, 2008

The increase in general and administrative expenses during the three months ended March 31, 2009 as compared to the three months ended December 31, 2008 was primarily attributable to an increase in costs related to legal proceedings.

Interest and Other Income (Expense)

	Three Months Ended			Change
	March 31, 2009	December 31, 2008	March 31, 2008	Q1’09 vs. Q1’08	Q1’09 vs. Q4’08
	(in thousands, except percentages)
Interest and other income (expense)	$1,610	$852	$7,660	(79.0)%	89.0%
As a percentage of revenues	0.5%	0.3%	2.3%

Three months ended March 31, 2009 as compared to the three months ended March 31, 2008

The decrease in interest and other income (expense) for the three months ended March 31, 2009 as compared with the same prior-year period was primarily attributable to gains realized from the sale of short-term investments and higher interest and dividends in the first quarter of 2008.

Three months ended March 31, 2009 as compared to the three months ended December 31, 2008

The increase in interest and other income (expense) during the three months ended March 31, 2009 as compared to the three months ended December 31, 2008 was primarily attributable to gains realized from the sale of short-term investments in the first quarter of 2009.

Income Taxes

	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
	(in thousands, except percentages)
Provision for income taxes	$15,048	$15,364	$9,203
Effective tax rate	40.2%	40.3%	40.8%

Our effective tax rate for the first quarter of 2009 was 40.2% and differed from the federal statutory rate due primarily to state taxes offset by the Federal and California R&D tax credit recorded during the quarter. The decrease in our effective tax rate for the three months ended March 31, 2009 as compared to the same prior-year period was primarily attributable to the impact of stock-based compensation adjustments. The effective tax rate for the three months ended March 31, 2009 differed from the effective tax rate for the period ended December 31, 2008 due to a discrete tax benefit recorded for Federal and State tax credits.

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

Our primary source of liquidity has been cash from operations, which consists mainly of net income adjusted for non-cash items such as amortization of our content library, depreciation of property and equipment and stock-based compensation related to the issuance of common stock. Our primary uses of cash include our stock repurchase programs, postage and packaging expenses, the acquisition of content, capital expenditures related to information technology and automation equipment for operations, marketing and fulfillment expenses.

In 2009, operating cash flows is expected to be a significant source of liquidity, while postage and packaging expenses, acquisition of content, marketing and fulfillment expenses are expected to continue to be significant uses of cash. In addition, on January 26, 2009, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase our common stock through the end of 2009. Under this program, the Company anticipates repurchasing up to $132 million during the second through fourth quarters of 2009. The timing and actual number of shares repurchased will depend on various factors, including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The following table highlights selected measures of our liquidity and capital resources as of March 31, 2009 and 2008:

	Three Months Ended
	March 31, 2009	March 31, 2008
Net cash provided by operating activities	$65,633	$64,062
Net cash (used in) provided by investing activities	(64,668)	18,133
Net cash used in financing activities	(25,715)	(90,645)

Operating Activities

Our operating activities consisted of net income of $22.4 million, increased by non-cash adjustments of $55.0 million offset by a decrease in net changes in operating assets and liabilities of $11.8 million. The majority of the non-cash adjustments resulted from amortization of the content library of $49.3 million as we continue to purchase additional titles in order to support our larger subscriber base. The net changes in operating assets and liabilities were mainly driven by acquisitions of streaming content, as we continued to increase our investments in streaming content in 2009. Cash provided by operating activities increased $1.6 million for the three months ended March 31, 2009 as compared to the same prior-year period. This was primarily due to an increase in net income of $9.1 million, offset by a decrease in non-cash adjustments of $3.8 million and a decrease in net changes in operating assets and liabilities of $3.7 million.

Investing Activities

Our investing activities consisted primarily of purchases and sales of available-for-sale securities, acquisitions of DVD content and purchases of property and equipment. Cash used in investing activities increased $82.8 million for the three months ended March 31, 2009 as compared to the same prior-year period. This is primarily attributable to a decrease of $137.1 million in the proceeds from the sales and maturities of available-for-sale securities offset by a decrease in the purchases of available-for-sale securities of $39.6 million as compared to the same prior-year period.

Financing Activities

Our financing activities consisted primarily of the issuance of common stock and repurchases of our common stock. Cash used in financing activities decreased by $64.9 million for the three months ended March 31, 2009 as compared to the same prior-year period primarily due to a decrease in stock repurchases of $57.2 million coupled with an increase in the proceeds from the issuance of common stock of $5.0 million.

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

Operating Leases

We have entered into various non-cancelable operating lease agreements for our offices and distribution centers throughout the U.S. with original lease periods expiring through 2016. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense on our operating leases on a straight-line basis at the commencement of the lease.

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

Recent Accounting Pronouncements

In April 2009, the FASB issued FASB Staff Positions (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments and No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporary impairments of debt securities, changes the existing impairment model for those securities, and modifies the presentation and frequency of related disclosures. FSP FAS 107-1 and APB 28-1amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. These FSP’s are effective for interim periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2008. We started an investment portfolio during the first quarter of 2007 which is comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities. However, our exposure to market risk has not changed significantly since December 31, 2008.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

The information set forth under Note 8 in the notes to the condensed consolidated financial statements is incorporated herein by reference.

Item 1A.    Risk Factors

There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended March 31, 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
January 1, 2009 - January 31, 2009	—	$—	—	$—
February 1, 2009 - February 28, 2009	879,737	36.45	879,737	142,936,055
March 1, 2009 - March 31, 2009	296,806	35.90	296,806	132,281,188

Total	1,176,543	$36.31	1,176,543	$132,281,188

(1)	On January 26, 2009, the Company announced that its Board of Directors authorized a stock repurchase program for 2009. Based on the Board’s authorization, the Company anticipates repurchasing up to $132 million during the second through fourth quarters of 2009. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Item 6. Exhibits

(a) Exhibits:

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: May 7, 2009	By:	/s/ REED HASTINGS
Reed Hastings
Chief Executive Officer (Principal executive officer)

Dated: May 7, 2009	By:	/s/ BARRY MCCARTHY
Barry McCarthy
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhi bit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.