Form 10-Q
period 2009-06-30
NETFLIX INC
filed 2009-07-31
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of June 30, 2009, there were 57,415,726 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues	$408,509	$337,614	$802,607	$663,797

Cost of revenues:
Subscription	224,858	193,769	440,157	380,925
Fulfillment expenses *	44,385	36,318	88,354	71,967

Total cost of revenues	269,243	230,087	528,511	452,892

Gross profit	139,266	107,527	274,096	210,905

Operating expenses:
Technology and development *	27,119	22,186	51,319	42,453
Marketing *	46,231	39,984	108,473	94,879
General and administrative *	13,252	13,419	26,266	27,158
Gain on disposal of DVDs	(118)	(2,263)	(1,215)	(3,096)

Total operating expenses	86,484	73,326	184,843	161,394

Operating income	52,782	34,201	89,253	49,511
Other income (expense):
Interest expense on lease financing obligations	(674)	(681)	(1,344)	(1,104)
Interest and other income (expense)	866	2,404	2,476	10,064

Income before income taxes	52,974	35,924	90,385	58,471
Provision for income taxes	20,531	9,345	35,579	18,548

Net income	$32,443	$26,579	$54,806	$39,923

Net income per share:
Basic	$0.56	$0.43	$0.94	$0.64

Diluted	$0.54	$0.42	$0.91	$0.62

Weighted average common shares outstanding:
Basic	57,872	61,782	58,301	62,262

Diluted	59,660	63,857	60,182	64,341

* Stock-based compensation included in expense line items:
Fulfillment expenses	$102	$108	$222	$214
Technology and development	1,190	849	2,261	1,845
Marketing	458	455	901	964
General and administrative	1,528	1,493	3,026	3,012

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	June 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$87,471	$139,881
Short-term investments	167,498	157,390
Prepaid expenses	11,430	8,122
Prepaid revenue sharing expenses	14,671	18,417
Current content library, net	33,519	18,691
Deferred tax assets	5,594	5,617
Other current assets	22,381	13,329

Total current assets	342,564	361,447
Content library, net	100,316	98,547
Property and equipment, net	120,346	124,948
Deferred tax assets	17,225	22,409
Other assets	11,542	10,595

Total assets	$591,993	$617,946

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$101,634	$100,344
Accrued expenses	27,782	31,394
Current portion of lease financing obligations	1,275	1,152
Deferred revenue	80,495	83,127

Total current liabilities	211,186	216,017
Lease financing obligations, excluding current portion	37,301	37,988
Other liabilities	19,135	16,786

Total liabilities	267,622	270,791
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at June 30, 2009 and December 31, 2008; 57,415,726 and 58,862,478 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	64	62
Additional paid-in capital	375,574	338,577
Treasury stock at cost (6,295,073 and 3,491,084 shares at June 30, 2009 and December 31, 2008, respectively)	(215,250)	(100,020)
Accumulated other comprehensive income, net	725	84
Retained earnings	163,258	108,452

Total stockholders’ equity	324,371	347,155

Total liabilities and stockholders’ equity	$591,993	$617,946

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income	$32,443	$26,579	$54,806	$39,923
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment and intangibles	9,013	8,188	18,188	14,772
Amortization of content library	53,235	57,012	102,539	114,582
Amortization of discounts and premiums on investments	119	177	313	316
Stock-based compensation expense	3,278	2,905	6,410	6,035
Excess tax benefits from stock-based compensation	(3,815)	(2,554)	(7,499)	(3,374)
Loss on disposal of property and equipment	110	—	254	—
Loss (gain) on sale of short-term investments	101	78	(471)	(4,242)
Gain on disposal of DVDs	(506)	(4,059)	(2,539)	(6,651)
Deferred taxes	5,404	(2,502)	4,781	(3,361)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(8,845)	(10,947)	(9,236)	(8,197)
Content library	(9,343)	(7,982)	(31,434)	(31,394)
Accounts payable	(6,549)	7,092	2,023	15,772
Accrued expenses	(234)	(14,551)	4,097	(6,724)
Deferred revenue	(128)	(489)	(2,632)	(3,779)
Other assets and liabilities	1,019	8,433	1,335	7,764

Net cash provided by operating activities	75,302	67,380	140,935	131,442

Cash flows from investing activities:
Purchases of short-term investments	(28,769)	(65,937)	(81,153)	(157,891)
Proceeds from sale of short-term investments	7,832	21,017	44,765	195,436
Proceeds from maturities of short-term investments	26,175	665	27,505	1,565
Purchases of property and equipment	(6,933)	(14,662)	(13,505)	(27,093)
Acquisition of intangible assets	—	(1,000)	(200)	(1,000)
Acquisitions of content library	(43,224)	(44,410)	(89,723)	(95,726)
Proceeds from sale of DVDs	1,159	5,379	3,885	9,886
Investment in business	—	—	—	(6,000)
Other assets	11	20	9	28

Net cash used in investing activities	(43,749)	(98,928)	(108,417)	(80,795)

Cash flows from financing activities:
Principal payments of lease financing obligations	(295)	(230)	(564)	(352)
Proceeds from issuance of common stock	9,778	4,524	23,367	13,066
Excess tax benefits from stock-based compensation	3,815	2,554	7,499	3,374
Repurchases of common stock	(72,511)	—	(115,230)	(99,885)

Net cash (used in) provided by financing activities	(59,213)	6,848	(84,928)	(83,797)

Net decrease in cash and cash equivalents	(27,660)	(24,700)	(52,410)	(33,150)
Cash and cash equivalents, beginning of period	115,131	168,989	139,881	177,439

Cash and cash equivalents, end of period	$87,471	$144,289	$87,471	$144,289

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

The Company has evaluated subsequent events through July 31, 2009, the date which these financial statements were both available to be issued and were issued.

There have been no material changes in our significant accounting policies, except for the adoption of the Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”) No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments and No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Recent Accounting Pronouncements

In June 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. SFAS No. 168 replaces SFAS No. 162 and establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. SFAS No. 168 is applicable for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS No. 167 eliminates Interpretation 46(R)’s exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. SFAS No. 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying Interpretation 46(R)’s provisions. SFAS No. 167 is applicable for annual periods beginning after November 15, 2009 and interim periods thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140. SFAS No. 166 eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. SFAS No. 166 is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

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

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands, except per share data)
Basic earnings per share:
Net income	$32,443	$26,579	$54,806	$39,923
Shares used in computation:
Weighted-average common shares outstanding	57,872	61,782	58,301	62,262

Basic earnings per share	$0.56	$0.43	$0.94	$0.64

Diluted earnings per share:
Net income	$32,443	$26,579	$54,806	$39,923
Shares used in computation:
Weighted-average common shares outstanding	57,872	61,782	58,301	62,262
Employee stock options and employee stock purchase plan shares	1,788	2,075	1,881	2,079

Weighted-average number of shares	59,660	63,857	60,182	64,341

Diluted earnings per share	$0.54	$0.42	$0.91	$0.62

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
	(in thousands)
Employee stock options	79	355	82	409

3. Short-Term Investments and Fair Value Measurement

On April 1, 2009, the Company adopted FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability has Significantly Decreased and Identifying Transactions That Are Not Orderly, No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments and No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP FAS No. 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. FSP No. FAS 115-2 and FAS 124-2 modifies the requirements for recognizing other-than-temporary impairments of debt securities, changes the existing impairment model for those securities, and modifies the presentation and frequency of related disclosures. FSP No. FAS 107-1 and APB 28-1amends FAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The adoption of these standards did not have a material effect on the Company’s financial position or results of operations.

The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. Short-term investments are therefore classified as available-for-sale securities and are reported at fair value as follows:

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$76,442	$1,120	$(35)	$77,527
Government and agency securities	78,097	703	(43)	78,757
Asset and mortgage backed securities	11,807	184	(777)	11,214

	$166,346	$2,007	$(855)	$167,498

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$45,482	$440	$(727)	$45,195
Government and agency securities	92,378	1,812	(244)	93,946
Asset and mortgage backed securities	19,446	15	(1,212)	18,249

	$157,306	$2,267	$(2,183)	$157,390

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	As of June 30, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$6,729	$(32)	$822	$(3)	$7,551	$(35)
Government and agency securities	12,483	(43)	—	—	12,483	(43)
Asset and mortgage backed securities	596	(150)	2,054	(627)	2,650	(777)

	$19,808	$(225)	$2,876	$(630)	$22,684	$(855)

	As of December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$22,806	$(692)	$1,316	$(35)	$24,122	$(727)
Government and agency securities	12,128	(244)	—	—	12,128	(244)
Asset and mortgage backed securities	15,511	(1,212)	—	—	15,511	(1,212)

	$50,445	$(2,148)	$1,316	$(35)	$51,761	$(2,183)

Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2009. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in 2009 or 2008. There were no material gross realized gains or losses from the sales of available-for-sale securities in the three or six months ended June 30, 2009. In addition, there were no material gross realized gains or losses from the sale of available-for-sale securities in the three months ended June 30, 2008. The Company recognized gross realized gains of $4.4 million and gross realized losses of $0.2 million during the six months ended June 30, 2008 from the sales of available-for-sale securities. Realized gains and losses and interest income are included in interest and other income (expense).

The estimated fair value of short-term investments by contractual maturity as of June 30, 2009 is as follows:

(in thousands)
Due within one year	$59,856
Due after one year and through 5 years	102,803
Due after 5 years and through 10 years	—
Due after 10 years	4,839

Total short-term investments	$167,498

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

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category includes money market funds of $23.0 million, which are included in cash and cash equivalents in the condensed consolidated balance sheets.

Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. The Level 2 category includes short-term investments of $167.5 million and cash equivalents of $8.8 million, which are comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities.

Level 3—Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company has no material Level 3 financial assets measured at fair value on the condensed consolidated balance sheets as of June 30, 2009.

The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The Company did not have any material financial liabilities that were covered by SFAS No. 157 as of June 30, 2009.

4. Content Library

Content library and accumulated amortization are as follows:

	As of
	June 30, 2009	December 31, 2008
	(in thousands)
Content library, gross	$676,611	$637,336
Less accumulated amortization	(542,776)	(520,098)

	133,835	117,238
Less: Current content library, net	33,519	18,691

Content library, net	$100,316	$98,547

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(in thousands)		(in thousands)
Net income	$32,443	$26,579	$54,806	$39,923
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	1,172	(1,124)	641	(2,425)

Comprehensive income	$33,615	$25,455	$55,447	$37,498

6. Stockholders’ Equity

Stock Repurchases

On January 26, 2009, the Company announced that its Board of Directors authorized a stock repurchase program for 2009. Under this program, the Company is authorized to repurchase up to $60 million during the third and fourth quarters of 2009. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. During the three months ended June 30, 2009, under this program, the Company repurchased 1,627,446 shares of common stock at an average price of approximately $45 per share for an aggregate amount of approximately $73 million. During the six months ended June 30, 2009, under this program, the Company repurchased 2,803,989 shares of common stock at an average price of approximately $41 per share for an aggregate amount of approximately $115 million. Shares repurchased under this program are held as treasury stock and accordingly repurchases were accounted for at cost under the treasury method.

There were no unsettled share repurchases at June 30, 2009.

Stock-Based Compensation

A summary of option activity during the six months ended June 30, 2009 is as follows:

	Shares Available for Grant	Options Outstanding		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2008	3,192,515	5,365,016	$18.81
Granted	(329,765)	329,765	37.51
Exercised	—	(1,204,962)	16.88
Canceled	417	(417)	31.89

Balances as of June 30, 2009	2,863,167	4,489,402	$20.70	6.37	$92,865

Vested and exercisable at June 30, 2009		4,489,402	$20.70	6.37	$92,865

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended June 30, 2009 and 2008 was $11.2 million and $6.6 million, respectively. Total intrinsic value of options exercised for the six months ended June 30, 2009 and 2008 was $27.5 million and $13.2 million, respectively.

Cash received from option exercises and purchases under the ESPP for the three months ended June 30, 2009 and 2008 was $9.8 million and $4.5 million, respectively. Cash received from option exercises and purchases under the ESPP for the six months ended June 30, 2009 and 2008 was $23.4 million and $13.1 million, respectively.

The following table summarizes the assumptions used to value option grants using the lattice-binomial model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Dividend yield	0%	0%	0%	0%
Expected volatility	52%	51%	52% - 56%	51% - 54%
Risk-free interest rate	3.01%	3.69%	2.60%-3.01%	3.69%-3.86%
Suboptimal exercise factor	1.74-1.94	1.77-1.92	1.73-1.94	1.77-2.04

In the first and second quarters of 2009, the Company used a suboptimal exercise factor of 1.87 and 1.94, respectively, for executives and 1.73 and 1.74, respectively, for non-executives, which resulted in a calculated expected life of the option grants of four years for executives and three years for non-executives. In the first and second quarters of 2008, the Company used a suboptimal exercise factor of 2.04 and 1.92, respectively, for executives and 1.77 for non-executives, which resulted in a calculated expected life of four years for executives and three years for non-executives.

The weighted-average fair value of employee stock options granted during the three months ended June 30, 2009 and 2008 was $18.34 and $14.06 per share, respectively. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2009 and 2008 was $15.99 and $13.14 per share, respectively.

The following table summarizes the assumptions used to value employee stock purchase rights using the Black Scholes option pricing model:

	Three Months Ended June 30,
	2009	2008
Dividend yield	0%	0%
Expected volatility	55%	55%
Risk-free interest rate	0.35%	1.58%
Expected life (in years)	0.5	0.5

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases for the three and six months ended June 30, 2009 and 2008 which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in thousands)
Fulfillment expense	$102	$108	$222	$214
Technology and development	1,190	849	2,261	1,845
Marketing	458	455	901	964
General and administrative	1,528	1,493	3,026	3,012

Stock-based compensation expense before income taxes	3,278	2,905	6,410	6,035
Income tax benefit	(1,272)	(755)	(2,531)	(2,032)

Total stock-based compensation after income taxes	$2,006	$2,150	$3,879	$4,003

7. Income Taxes

The provision for income taxes for the three months ended June 30, 2009 was $20.5 million. The effective tax rate for the three months ended June 30, 2009 and 2008 is 38.8% and 26.0%, respectively. The effective tax rate for the six months ended June 30, 2009 and 2008 is 39.4% and 31.7%, respectively. The increase in the effective tax rates for the three and six months ended June 30, 2009 as compared to the same prior-year period was primarily attributable to the absence of a cumulative benefit for prior period R&D tax credits that is reflected in the prior year.

As of January 1, 2009, the Company had $10.9 million gross unrecognized tax benefits. During the six months ended June 30, 2009, the Company had an increase in gross unrecognized tax benefits of approximately $1.2 million. The gross uncertain tax positions, if recognized by the Company, will result in a reduction of approximately $9.7 million to the tax provision which will favorably impact the Company’s effective tax rate. The Company anticipates settling $0.3 million of its unrecognized tax benefits over the next twelve months. As a result, this amount was included in the current income taxes payable.

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

8. Commitments and Contingencies

The Company accounts for streaming content in accordance with SFAS No. 63, Financial Reporting by Broadcasters, which requires classification of streaming content as either a current or non-current asset in the consolidated balance sheets based on the estimated time of usage after certain criteria have been met including availability of the streaming content for its first showing. The Company has $88.5 million of commitments at June 30, 2009 related to streaming content license agreements that have been executed but for which the streaming content does not meet the asset recognition criteria in SFAS No. 63.

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

In January through April of 2009, a number of purported anti-trust class action suits were filed against the Company. Wal-Mart Stores, Inc. and Walmart.com USA LLC (collectively, Wal-Mart) were also named as defendants in these suits. Most of the suits were filed in the United States District Court for the Northern District of California and other federal district courts around the country. A number of suits were filed in the Superior Court of the State of California, Santa Clara County. The plaintiffs, who are current or former Netflix customers, generally allege that Netflix and Wal-Mart entered into an agreement to divide the markets for sales and online rentals of DVD’s in the United States, which resulted in higher Netflix subscription prices. The complaints, which assert violation of federal and/or state antitrust laws, seek injunctive relief, costs (including attorneys’ fees) and damages in an unspecified amount. On April 10, 2009, the Judicial Panel on Multidistrict Litigation ordered all cases pending in federal court transferred to the Northern District of California to be consolidated or coordinated for pre-trial purposes. These cases have been assigned the multidistrict litigation number MDL-2029. The cases pending in the Superior Court of the State of California, Santa Clara County have been consolidated. In addition, in May of 2009, three additional lawsuits were filed — two in the Northern District of California and one in the Superior Court of the State of California, San Mateo County — alleging identical conduct and seeking identical relief. In these three cases, the plaintiffs are current or former subscribers to the online DVD rental service offered by Blockbuster Inc. The two cases filed in federal court on behalf of Blockbuster subscribers have been related to MDL-2029.

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

On January 3, 2007, Lycos, Inc. filed a complaint for patent infringement against the Company, TiVo, Inc. and Blockbuster, Inc. in the United States District Court for the Eastern District of Virginia. The complaint alleges that the Company infringed U.S. Patents Nos. 5,867,799 and 5,983,214, entitled “Information System and Method for Filtering a Massive Flow of Information Entities to Meet User Information Classification Needs” and “System and Method Employing Individual User Content-Based Data and User Collaboration Feedback Data to Evaluate the Content of an Information Entity in a Large Information Communication Network”, respectively. The complaint seeks unspecified compensatory and enhanced damages, interest and fees and seeks to permanently enjoin the defendants from infringing the patents in the future. On August 6, 2007, the case was transferred to the District of Massachusetts. On November 21, 2008, the Company filed a motion for summary judgment of non-infringement and on June 18, 2009, the Court granted Netflix’s motion for summary judgment.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to: statements regarding the breadth of content choices available to us, our competitive advantage, increasing content choices for streaming, the availability of electronic equipment that will enable streamed content, the continued popularity of the DVD format, expectations on the growth of Internet delivery of content, and our liquidity. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission on February 25, 2009, in the Quarterly Report on Form 10-Q filed with the SEC on May 8, 2009, and in the other Quarterly Reports on Form 10-Q to be filed by us in 2009.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

Our Business

With more than 10 million subscribers, we are the largest online movie rental subscription service in the United States. We offer a variety of subscription plans, with no due dates, no late fees, no shipping fees and no pay-per-view fees. We provide subscribers access to over 100,000 DVD and Blu-ray titles and more than 12,000 streaming content choices. Subscribers select titles at our Web site aided by our proprietary recommendation service and merchandising tools. Subscribers can:

•	Receive DVD’s by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue.

•

Watch streaming content without commercial interruption on personal computers (“PCs”), Intel-based Macintosh computers (“Macs”) and televisions (“TVs”). The viewing experience is enabled by Netflix controlled software that can run on a variety of devices. These devices include PCs, Macs, Internet connected Blu-ray players, such as those manufactured by LG Electronics and Samsung, set-top boxes, such as TiVo and the Roku Player, game consoles, such as Microsoft’s Xbox 360, and TVs from Sony and LG Electronics.

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

Performance Highlights

The following represents our performance highlights for the three months ended June 30, 2009, March 31, 2009 and June 30, 2008 and the six months ended June 30, 2009 and June 30, 2008:

	Three Months Ended			Change
	June 30, 2009	March 31, 2009	June 30, 2008	Q2’09 vs. Q2’08	Q2’09 vs. Q1’09

	(in thousands, except per share data, percentages and subscriber acquisition cost)
Revenues	$408,509	$394,098	$337,614	21.0%	3.7%
Net income	32,443	22,363	26,579	22.1%	45.1%
Net income per share - diluted	$0.54	$0.37	$0.42	28.6%	45.9%
Total subscribers at end of period	10,599	10,310	8,411	26.0%	2.8%
Churn	4.5%	4.2%	4.2%	7.1%	7.1%
Subscriber acquisition cost	$23.88	$25.79	$28.89	(17.3)%	(7.4)%
Gross margin	34.1%	34.2%	31.8%	7.2%	(0.3)%

	Six Months Ended		Change
	June 30, 2009	June 30, 2008	YTD’09 vs YTD’08
	(in thousands, except per share data, percentages and subscriber acquisition cost)
Revenues	$802,607	$663,797	20.9%
Net income	54,806	39,923	37.3%
Net income per share - diluted	$0.91	$0.62	46.8%
Total subscribers at end of period	10,599	8,411	26.0%
Churn*	4.3%	4.1%	4.9%
Subscriber acquisition cost	$24.94	$29.23	(14.7)%
Gross margin	34.2%	31.8%	7.5%

*	Churn for the six months ended June 30, 2009 and 2008 is the average of Churn for the two quarters of the respective period.

Critical Accounting Policies and Estimates

There have been no significant changes during the six months ended June 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

	Three Months Ended			Six Months Ended
	June 30, 2009	March 31, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Subscription	55.0%	54.6%	57.4%	54.8%	57.4%
Fulfillment expenses	10.9%	11.2%	10.8%	11.0%	10.8%

Total cost of revenues	65.9%	65.8%	68.2%	65.8%	68.2%

Gross profit	34.1%	34.2%	31.8%	34.2%	31.8%

Operating expenses:
Technology and development	6.6%	6.1%	6.6%	6.4%	6.4%
Marketing	11.3%	15.8%	11.8%	13.5%	14.3%
General and administrative	3.2%	3.3%	4.0%	3.3%	4.1%
Gain on disposal of DVDs	—	(0.2)%	(0.7)%	(0.2)%	(0.5)%

Total operating expenses	21.1%	25.0%	21.7%	23.0%	24.3%

Operating income	13.0%	9.2%	10.1%	11.2%	7.5%
Other income (expense):
Interest expense on lease financing obligations	(0.2)%	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Interest and other income (expense)	0.2%	0.5%	0.7%	0.3%	1.5%

Income before income taxes	13.0%	9.5%	10.6%	11.3%	8.8%
Provision for income taxes	5.0%	3.8%	2.8%	4.4%	2.8%

Net income	8.0%	5.7%	7.8%	6.9%	6.0%

Revenues

We currently generate all of our revenues in the United States. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues.

We offer a variety of subscription plans for DVD rental and streaming service. The price per plan varies based on the number of DVD’s that a subscriber has out at any given point and based on whether the service has limited or unlimited usage. All of our unlimited plans allow the subscriber unlimited streaming to their computer or Netflix ready device. The vast majority of our subscriber base has chosen a 1, 2 or 3-out Unlimited plan. Customers electing access to the high definition Blu-ray discs in addition to standard definition DVD’s pay a surcharge of $1 to $4 for our most popular plans. Pricing of our plans is as follows:

Price per month
1-out Limited	$4.99
1-out Unlimited	8.99
2-out Unlimited	13.99
3-out Unlimited	16.99
All other Unlimited Plans	23.99 to 47.99

The following table presents our ending subscriber information:

	As of
	June 30, 2009	March 31, 2009	June 30, 2008
	(in thousands, except percentages)
Free subscribers	224	194	176
As a percentage of total subscribers	2.1%	1.9%	2.1%
Paid subscribers	10,375	10,116	8,235
As a percentage of total subscribers	97.9%	98.1%	97.9%
Total subscribers	10,599	10,310	8,411

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

	Three Months Ended		Change
	June 30, 2009	June 30, 2008	Q2’09 vs. Q2’08
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$408,509	$337,614	21.0%
Other data:
Average number of paying subscribers	10,246	8,169	25.4%
Average monthly revenue per paying subscriber	$13.29	$13.78	(3.6)%

The $70.9 million increase in our revenues was primarily a result of the 25.4% growth in the average number of paying subscribers. This increase was partially offset by a 3.6% decline in the average monthly revenue per paying subscriber to $13.29, resulting from the growing popularity of our lower priced subscription plans. The total number of average paying subscribers in our 1 and 2-out plans grew by 41.5% year over year as compared to a 3.5% growth in all other plans.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

	Six Months Ended		Change
	June 30, 2009	June 30, 2008	YTD’09 vs. YTD’08
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$802,607	$663,797	20.9%
Other data:
Average number of paying subscribers	9,943	7,942	25.2%
Average monthly revenue per paying subscriber	$13.45	$13.93	(3.4)%

The $138.8 million increase in our revenues was primarily a result of the 25.2% growth in the average number of paying subscribers. This increase was partially offset by a 3.4% decline in the average monthly revenue per paying subscriber, resulting from the growing popularity of our lower priced subscription plans. The total number of average paying subscribers in our 1 and 2-out plans grew by 40.0% year over year as compared to a 5.5% growth in all other plans.

Three months ended June 30, 2009 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	June 30, 2009	March 31, 2009	Q2’09 vs. Q1’09
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$408,509	$394,098	3.7%
Other data:
Average number of paying subscribers	10,246	9,640	6.3%
Average monthly revenue per paying subscriber	$13.29	$13.63	(2.5)%

The $14.4 million increase in our revenues was primarily a result of the 6.3% growth in the average number of paying subscribers. This increase was partially offset by a 2.5% decline in the average monthly revenue per paying subscriber, resulting from the growing popularity of our lower priced subscription plans. The total number of average paying subscribers in our 1 and 2-out plans grew by 10.5% quarter over quarter as compared to a 0.7% decline in all other plans.

Until the average price of gross new additions is equal to the average price of existing subscribers, we expect our average monthly revenue per paying subscriber will continue to decline, as the lower priced plans grow as a percentage of our subscriber base. Our revenues and average monthly revenue per paying subscriber could be impacted by future changes to our pricing structure which may result from competitive effects that we are unable to predict.

Cost of Revenues

Subscription

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

	Three Months Ended		Change
	June 30, 2009	June 30, 2008	Q2’09 vs Q2’08
	(in thousands except percentages)
Subscription	$224,858	$193,769	16.0%
As a percentage of revenues	55.0%	57.4%

The $31.1 million increase in cost of subscription revenues was due to the following factors:

•

Postage and packaging expenses increased $21.0 million due to an 18.3% increase in the number of DVD’s mailed to paying subscribers and to a two cent (4.8%) increase in the rates of first class postage in May 2009. The increase in the number of DVD’s mailed was driven by a 25.4% increase in the number of average paying subscribers, partially offset by a 5.7% decline in monthly DVD rentals per average paying subscriber attributed to the growing popularity of our lower priced plans.

•	Content expenses increased by $10.1 million due to increased investments in our content library, particularly related to additions to our streaming content.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

	Six Months Ended		Change
	June 30, 2009	June 30, 2008	YTD’09 vs YTD’08
	(in thousands except percentages)
Subscription	$440,157	$380,925	15.5%
As a percentage of revenues	54.8%	57.4%

The $59.2 million increase in cost of subscription revenues was due to the following factors:

•

Postage and packaging expenses increased $40.1 million due to a 17.6% increase in the number of DVD’s mailed to paying subscribers. The increase in the number of DVD’s mailed was driven by a 25.2% increase in the number of average paying subscribers, partially offset by a 6.1% decline in monthly DVD rentals per average paying subscriber attributed to the growing popularity of our lower priced plans

•	Content expenses increased by $19.1 million due to increased investments in our content library, particularly related to additions to our streaming content.

Three months ended June 30, 2009 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	June 30, 2009	March 31, 2009	Q2’09 vs Q1’09
	(in thousands except percentages)
Subscription	$224,858	$215,299	4.4%
As a percentage of revenues	55.0%	54.6%

The $9.6 million increase in cost of subscription revenues was due to the following factors:

•

Postage and packaging expenses slightly increased by $3.0 million. The number of DVD’s mailed to paying subscribers remained flat despite a 6.3% increase in the number of average paying subscribers, consistent with similar historical sequential patterns of lower DVD shipments per average paying subscriber.

•	Content expenses increased by $6.6 million due to increased investments in our content library.

Fulfillment Expenses

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

	Three Months Ended		Change
	June 30, 2009	June 30, 2008	Q2’09 vs Q2’08
	(in thousands except percentages)
Fulfillment expenses	$44,385	$36,318	22.2%
As a percentage of revenues	10.9%	10.8%

The $8.1 million increase in fulfillment expenses was due to the following:

•	Delivery centers and customer service related costs increased $6.0 million primarily due to a 15.9% increase in headcount to support the higher volume of content delivery.

•	Credit card fees increased $2.1 million as a result of the 21.0% growth in revenues.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

	Six Months Ended		Change
	June 30, 2009	June 30, 2008	YTD’09 vs YTD’08
	(in thousands except percentages)
Fulfillment expenses	$88,354	$71,967	22.8%
As a percentage of revenues	11.0%	10.8%

The $16.4 million increase in fulfillment expenses was due to the following:

•	Delivery centers and customer service related costs increased $12.2 million primarily due to a 14.6% increase in headcount to support the higher volume of content delivery.

•	Credit card fees increased $4.2 million as a result of the 20.9% growth in revenues.

Three months ended June 30, 2009 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	June 30, 2009	March 31, 2009	Q2’09 vs Q1’09
	(in thousands except percentages)
Fulfillment expenses	$44,385	$43,969	0.9%
As a percentage of revenues	10.9%	11.2%

Fulfillment expenses for the three months ended June 30, 2009 as compared to the three months ended March 31, 2009 were relatively flat as costs related to delivery centers and customer service decreased slightly as the number of DVD’s shipped to paying subscribers remained flat quarter over quarter. This decrease was offset by a 3.8% increase in the credit card fees consistent with the increase in revenues.

Gross Margin

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

	Three Months Ended		Change
	June 30, 2009	June 30, 2008	Q2’09 vs. Q2’08
	(in thousands except percentages and average monthly gross profit per paying subscriber)
Gross profit	$139,266	$107,527	29.5%
Gross margin	34.1%	31.8%
Average monthly gross profit per paying subscriber	$4.53	$4.39	3.2%

The 2.3% increase in gross margin was due to a decline in the average revenue per paying subscriber of 3.6% offset by a larger decrease in the cost of subscription per average paying subscriber of 7.5%. This is primarily attributable to the growing popularity of our lower priced plans evidenced by the increase in average gross profit per paying subscriber. This increase is due to the fact that the decrease in revenue per average paying subscriber is proportionally lower than the decrease in the DVD rentals per average paying subscriber, offset slightly by higher content expense associated with our investment in streaming. In addition, our gross margins continue to benefit from increased utilization of catalog titles resulting from ongoing improvements in our merchandising and recommendation systems.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

	Six Months Ended		Change
	June 30, 2009	June 30, 2008	YTD’09 vs YTD’08
	(in thousands except percentages and average monthly gross profit per paying subscriber)
Gross profit	$274,096	$210,905	30.0%
Gross margin	34.2%	31.8%
Average monthly gross profit per paying subscriber	$4.59	$4.43	3.6%

The 2.4% increase in gross margin was due to a decline in the average revenue per paying subscriber of 3.4% offset by a larger decrease in the cost of subscription per average paying subscriber of 7.7%. This is primarily attributable to the growing popularity of our lower priced plans evidenced by the increase in average gross profit per paying subscriber. This increase is due to the fact that the decrease in revenue per average paying subscriber is proportionally lower than the decrease in the DVD rentals per average paying subscriber, offset slightly by higher content expense associated with our investments in streaming. In addition, our gross margins continue to benefit from increased utilization of catalog titles resulting from ongoing improvements in our merchandising and recommendation systems.

Three months ended June 30, 2009 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	June 30, 2009	March 31, 2009	Q2’09 vs Q1’09
	(in thousands except percentages and average monthly gross profit per paying subscriber)
Gross profit	$139,266	$134,830	3.3%
Gross margin	34.1%	34.2%
Average monthly gross profit per paying subscriber	4.53	4.66	(2.8%)

The gross margin was relatively flat. Average monthly gross profit per paying subscriber decreased due to the fact that the decrease in DVD shipments per average paying subscriber was outpaced by higher content investments.

Technology and Development

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

	Three Months Ended		Change
	June 30, 2009	June 30, 2008	Q2’09 vs. Q2’08
	(in thousands, except percentages)
Technology and development	$27,119	$22,186	22.2%
As a percentage of revenues	6.6%	6.6%

The $4.9 million increase in technology and development expenses was primarily attributable to a $4.8 million increase in personnel-related costs due to growth in headcount related to the development of solutions for streaming content and continued improvements in our service.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

	Six Months Ended		Change
	June 30, 2009	June 30, 2008	YTD’09 vs. YTD’08
	(in thousands, except percentages)
Technology and development	$51,319	$42,453	20.9%
As a percentage of revenues	6.4%	6.4%

The $8.9 million increase in technology and development expenses was primarily attributable to a $7.5 million increase in personnel-related costs due to growth in headcount related to the development of solutions for streaming content and continued improvements in our service.

Three months ended June 30, 2009 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	June 30, 2009	March 31, 2009	Q2’09 vs. Q1’09
	(in thousands, except percentages)
Technology and development	$27,119	$24,200	12.1%
As a percentage of revenues	6.6%	6.1%

The $2.9 million increase in technology and development expenses was primarily attributable to a $2.2 million increase in personnel-related costs due to growth in headcount.

Marketing

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

	Three Months Ended		Change
	June 30, 2009	June 30, 2008	Q2’09 vs. Q2’08
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$46,231	$39,984	15.6%
As a percentage of revenues	11.3%	11.8%

Other data:
Gross subscriber additions	1,936	1,384	39.9%
Subscriber acquisition cost	$23.88	$28.89	(17.3)%

The $6.2 million increase in marketing expenses was primarily attributable to a $4.8 million increase in marketing program spending, resulting from the growth in our consumer electronic partner programs.

Subscriber acquisition cost decreased for the three months ended June 30, 2009 as compared to the same prior-year period primarily due to strong performance in all marketing channels coupled with strong organic subscriber growth.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

	Six Months Ended		Change
	June 30, 2009	June 30, 2008	YTD’09 vs. YTD’08
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$108,473	$94,879	14.3%
As a percentage of revenues	13.5%	14.3%

Other data:
Gross subscriber additions	4,349	3,246	34.0%
Subscriber acquisition cost	$24.94	$29.23	(14.7)%

The $13.6 million increase in marketing expenses was primarily attributable to an $11.0 million increase in marketing program spending, resulting from the growth in our consumer electronic partner programs.

Subscriber acquisition cost decreased for the six months ended June 30, 2009 as compared to the same prior-year period primarily due to strong performance in all marketing channels coupled with strong organic subscriber growth.

Three months ended June 30, 2009 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	June 30, 2009	March 31, 2009	Q2’09 vs. Q1’09
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$46,231	$62,242	(25.7)%
As a percentage of revenues	11.3%	15.8%

Other data:
Gross subscriber additions	1,936	2,413	(19.8)%
Subscriber acquisition cost	$23.88	$25.79	(7.4)%

The $16.0 million decrease in marketing expenses was primarily attributable to a $14.9 million decrease in marketing program spending, due to lower online advertising.

Subscriber acquisition cost decreased for the three months ended June 30, 2009 as compared to the three months ended March 31, 2009 primarily due to strong performance in all marketing channels coupled with strong organic subscriber growth.

General and Administrative

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

	Three Months Ended		Change
	June 30, 2009	June 30, 2008	Q2’09 vs. Q2’08
	(in thousands, except percentages)
General and administrative	$13,252	$13,419	(1.2)%
As a percentage of revenues	3.2%	4.0%

General and administrative expenses for the three months ended June 30, 2009 as compared to the same prior-year period were relatively flat attributable to a $1.4 million increase in costs related to legal proceedings offset by a $1.4 million decrease in costs related to our subsidiary, Red Envelope Entertainment.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

	Six Months Ended		Change
	June 30, 2009	June 30, 2008	YTD’09 vs. YTD’08
	(in thousands, except percentages)
General and administrative	$26,266	$27,158	(3.3)%
As a percentage of revenues	3.3%	4.1%

General and administrative expenses were relatively flat, due to a $2.1 million increase in costs related to legal proceedings offset by a $2.4 million decrease in costs related to our subsidiary, Red Envelope Entertainment.

Three months ended June 30, 2009 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	June 30, 2009	March 31, 2009	Q2’09 vs. Q1’09
	(in thousands, except percentages)
General and administrative	$13,252	$13,014	1.8%
As a percentage of revenues	3.2%	3.3%

General and administrative expenses were relatively flat.

Interest and Other Income (Expense)

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

	Three Months Ended		Change
	June 30, 2009	June 30, 2008	Q2’09 vs. Q2’08
	(in thousands, except percentages)
Interest and other income (expense)	$866	$2,404	(64.0)%
As a percentage of revenues	0.2%	0.7%

The decrease in interest and other income (expense) was primarily attributable to 52.3% lower interest and dividends earned on our cash and short-term investments, due to lower cash balances resulting from the repurchase of our common stock.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

	Six Months Ended		Change
	June 30, 2009	June 30, 2008	YTD’09 vs. YTD’08
	(in thousands, except percentages)
Interest and other income (expense)	$2,476	$10,064	(75.4)%
As a percentage of revenues	0.3%	1.5%

The decrease in interest and other income (expense) was primarily attributable to 60.5% lower interest and dividends earned on our cash and short-term investments, due to lower cash balances resulting from the repurchase of our common stock, coupled with a $3.8 million decrease in realized gains recognized as compared to the same prior year period.

Three months ended June 30, 2009 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	June 30, 2009	March 31, 2009	Q2’09 vs. Q1’09
	(in thousands, except percentages)
Interest and other income (expense)	$866	$1,610	(46.2)%
As a percentage of revenues	0.2%	0.5%

The decrease in interest and other income (expense) during was primarily attributable to gains of $0.6 million realized from the sale of short-term investments in the first quarter of 2009.

Income Taxes

Three months ended June 30, 2009 as compared to the three months ended June 30, 2008

	Three Months Ended		Change
	June 30, 2009	June 30, 2008	Q2’09 vs Q2’08
	(in thousands, except percentages)
Provision for income taxes	$20,531	$9,345	119.7%
Effective tax rate	38.8%	26.0%

Our effective tax rate for the second quarter of 2009 was 38.8% and differed from the federal statutory rate due primarily to state taxes offset by the Federal and California R&D tax credit recorded during the quarter. The increase in our effective tax rate for the three months ended June 30, 2009 as compared to the same prior-year periods was primarily attributable to the absence of a cumulative benefit for prior period R&D tax credits that is reflected in the three months ended June 30, 2008. This cumulative benefit resulted in an 8.5% reduction to the effective tax rate.

Six months ended June 30, 2009 as compared to the six months ended June 30, 2008

	Six Months Ended		Change
	June 30, 2009	June 30, 2008	YTD’09 vs YTD’08
	(in thousands, except percentages)
Provision for income taxes	$35,579	$18,548	91.8%
Effective tax rate	39.4%	31.7%

Our effective tax rate for the six months ended June 30, 2009 was 39.4% and differed from the federal statutory rate due primarily to state taxes offset by the Federal and California R&D tax credit recorded during the quarter. The increase in our effective tax rate for the six months ended June 30, 2009 as compared to the same prior-year periods was primarily attributable to the absence of a cumulative benefit for prior period R&D tax credits that is reflected in the six months ended June 30, 2008. This cumulative benefit resulted in an 8.5% reduction to the effective tax rate.

Three months ended June 30, 2009 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	June 30, 2009	March 31, 2009	Q2’09 vs Q1’09
	(in thousands, except percentages)
Provision for income taxes	$20,531	$15,048	36.4%
Effective tax rate	38.8%	40.2%

The effective tax rate for the three months ended June 30, 2009 decreased 1.4% from the effective tax rate for the period ended March 31, 2009 due to a discrete tax benefit recorded for Federal and State tax credits.

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

In addition, on January 26, 2009, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase our common stock through the end of 2009. Under this program, the Company is authorized to repurchase up to $60 million during the third and fourth quarters of 2009. The timing and actual number of shares repurchased will depend on various factors, including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The following table highlights selected measures of our liquidity and capital resources for the three and six months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net cash provided by operating activities	$75,302	$67,380	$140,935	$131,442
Net cash used in investing activities	(43,749)	(98,928)	(108,417)	(80,795)
Net cash (used in) provided by financing activities	(59,213)	6,848	(84,928)	(83,797)

Operating Activities

During the three months ended June 30, 2009, our operating activities consisted of net income of $32.4 million, increased by non-cash adjustments of $66.9 million offset by a decrease in net changes in operating assets and liabilities of $24.1 million. The majority of the non-cash adjustments resulted from amortization of the content library of $53.2 million as we continue to purchase additional titles to support our larger subscriber base. The net changes in operating assets and liabilities were mainly driven by the acquisition of streaming content, as we continued to increase our investments in streaming content in 2009. Cash provided by operating activities increased by $7.9 million for the three months ended June 30, 2009 as compared to the same prior-year period. This was primarily due to an increase in net income of $5.9 million and an increase in non-cash adjustments of $7.7 million offset by a decrease in net changes in operating assets and liabilities of $5.7 million.

During the six months ended June 30, 2009, our operating activities consisted of net income of $54.8 million, increased by non-cash adjustments of $122.0 million offset by a decrease in net changes in operating assets and liabilities of $35.8 million. The majority of the non-cash adjustments resulted from amortization of the content library of $102.5 million as we continue to purchase additional titles in order to support our larger subscriber base. The net changes in operating assets and liabilities were mainly driven by acquisitions of streaming content, as we continued to increase our investments in streaming content in 2009. Cash provided by operating activities increased $9.5 million for the six months ended June 30, 2009 as compared to the same prior-year period. This was primarily due to an increase in net income of $14.9 million and an increase in non-cash adjustments of $3.9 million and a decrease in net changes in operating assets and liabilities of $9.3 million.

Investing Activities

During the three months ended June 30, 2009, our investing activities consisted primarily of purchases and sales of available-for-sale securities, acquisitions of DVD content and purchases of property and equipment. Cash used in investing activities decreased by $55.2 million for the three months ended June 30, 2009 as compared to the same prior-year period. This is primarily attributable to a decrease of $37.2 million in the purchases of available-for-sale securities and an increase in the proceeds and maturities of available-for-sale securities of $12.3 million. In addition, during 2008, we invested in automation equipment for our various shipping centers to achieve operational efficiencies and because such investments were completed prior to 2009, cash flows related to purchases of property and equipment decreased by $7.7 million as compared to the same prior-year period.

During the six months ended June 30, 2009, our investing activities consisted primarily of purchases and sales of available-for-sale securities, acquisitions of DVD content and purchases of property and equipment. Cash used in investing activities increased $27.6 million for the six months ended June 30, 2009 as compared to the same prior-year period. This is primarily attributable to a decrease of $124.7 million in the proceeds from the sales and maturities of available-for-sale securities offset by a decrease in the purchases of available-for-sale securities of $76.7 million and a decrease in the purchases of property and equipment of $13.6 million as compared to the same prior-year period.

Financing Activities

During the three months ended June 30, 2009, our financing activities consisted primarily of the issuance of common stock and repurchases of our common stock. Cash used in financing activities increased by $66.1 million for the three months ended June 30, 2009 as compared to the same prior-year period primarily due to an increase in stock repurchases of $72.5 million offset by an increase in the proceeds from the issuance of common stock of $5.3 million.

During the six months ended June 30, 2009, our financing activities consisted primarily of the issuance of common stock and repurchases of our common stock. Cash used in financing activities increased by $1.1 million for the six months ended June 30, 2009 as compared to the same prior-year period primarily due to an increase in stock repurchases of $15.3 million offset by an increase in the proceeds from the issuance of common stock of $10.3 million.

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

Indemnifications

The information set forth under Note 8 in the notes to the condensed consolidated financial statements under the caption “Indemnifications” is incorporated herein by reference

Recent Accounting Pronouncements

The information set forth under Note 1 in the notes to the condensed consolidated financial statements under the caption “Basis of Presentation and Summary of Significant Accounting Policies” is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 8 in the notes to the condensed consolidated financial statements under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 except as follows:

Reference was made to the possible expiration in late 2009 of the agreement covering the next largest number of devices through which subscribers enjoy streaming content (the largest number being the PC and Mac platforms). This agreement was extended at the partner’s option. Nonetheless, our business could be adversely impacted if our consumer electronics partners are not willing to extend agreements so as to continue to provide access to our service or are unwilling to do so on terms acceptable to us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended June 30, 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
April 1, 2009 - April 30, 2009	265,485	$46.26	265,485	$119,999,374
May 1, 2009 - May 31, 2009	1,361,961	44.22	1,361,961	59,769,681
June 1, 2009 - June 30, 2009	—	—	—	59,769,681

Total	1,627,446	$44.56	1,627,446	$59,769,681

(1)	On January 26, 2009, the Company announced that its Board of Directors authorized a stock repurchase program for 2009. Based on the Board’s authorization, the Company anticipates repurchasing up to $60 million during the third and fourth quarters of 2009. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Item 4.	Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held on May 28, 2009. The following two proposals were adopted:

Proposal One:

Election of Directors:

	Number of Shares
Nominees	For	Withheld
Richard N. Barton	52,588,722	385,529
Charles H. Giancarlo	52,622,371	351,880

In addition, the term of each of the following directors continued after the annual meeting: Reed Hastings, Jay C. Hoag, A George (Skip) Battle, Timothy Haley, Michael Schuh and Greg Stanger.

Proposal Two:

Ratification of the appointment of KPMG LLP as independent auditors for the year ending December 31, 2009:

Number of Shares
For	Against	Abstain	Non-Votes
52,595,094	319,514	59,643	—

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on July 31, 2009, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008, (ii) Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2009 and 2008 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: July 31, 2009	By:	/s/ REED HASTINGS
Reed Hastings
Chief Executive Officer (Principal executive officer)

Dated: July 31, 2009	By:	/S/ BARRY MCCARTHY
Barry McCarthy
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed with the SEC on July 31, 2009, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008, (ii) Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2009 and 2008 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.