Form 10-Q
period 2009-09-30
NETFLIX INC
filed 2009-10-26
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, there were 54,642,694 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues	$423,120	$341,269	$1,225,727	$1,005,066

Cost of revenues:
Subscription	233,091	186,573	677,863	567,498
Fulfillment expenses *	42,183	37,923	125,922	109,890

Total cost of revenues	275,274	224,496	803,785	677,388

Gross profit	147,846	116,773	421,942	327,678

Operating expenses:
Technology and development *	30,014	23,368	81,333	65,821
Marketing *	58,556	49,217	167,029	144,096
General and administrative *	11,543	11,742	37,809	38,900
Gain on disposal of DVDs	(1,604)	(1,628)	(2,819)	(4,724)

Total operating expenses	98,509	82,699	283,352	244,093

Operating income	49,337	34,074	138,590	83,585
Other income (expense):
Interest expense on lease financing obligations	(674)	(677)	(2,018)	(1,781)
Interest and other income (expense)	1,808	1,536	4,284	11,600

Income before income taxes	50,471	34,933	140,856	93,404
Provision for income taxes	20,330	14,562	55,909	33,110

Net income	$30,141	$20,371	$84,947	$60,294

Net income per share:
Basic	$0.54	$0.34	$1.48	$0.98

Diluted	$0.52	$0.33	$1.43	$0.95

Weighted average common shares outstanding:
Basic	56,146	60,408	57,576	61,651

Diluted	57,938	62,272	59,427	63,658

* Stock-based compensation included in expense line items:
Fulfillment expenses	$99	$126	$321	$340
Technology and development	1,169	950	3,430	2,795
Marketing	452	460	1,353	1,424
General and administrative	1,512	1,499	4,538	4,511

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	September 30, 2009	December 31, 2008
Assets
Current assets:
Cash and cash equivalents	$55,717	$139,881
Short-term investments	99,745	157,390
Prepaid expenses	11,947	8,122
Prepaid revenue sharing expenses	10,671	18,417
Current content library, net	32,937	18,691
Deferred tax assets	5,706	5,617
Other current assets	18,239	13,329

Total current assets	234,962	361,447
Content library, net	104,539	98,547
Property and equipment, net	122,119	124,948
Deferred tax assets	17,244	22,409
Other assets	13,267	10,595

Total assets	$492,131	$617,946

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$93,451	$100,344
Accrued expenses	29,606	31,394
Current portion of lease financing obligations	1,342	1,152
Deferred revenue	79,123	83,127

Total current liabilities	203,522	216,017
Lease financing obligations, excluding current portion	36,940	37,988
Other liabilities	19,467	16,786

Total liabilities	259,929	270,791
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at September 30, 2009 and December 31, 2008; 54,642,694 and 58,862,478 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	64	62
Additional paid-in capital	378,549	338,577
Treasury stock at cost (9,144,939 and 3,491,084 shares at September 30, 2009 and December 31, 2008, respectively)	(340,362)	(100,020)
Accumulated other comprehensive income, net	552	84
Retained earnings	193,399	108,452

Total stockholders’ equity	232,202	347,155

Total liabilities and stockholders’ equity	$492,131	$617,946

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income	$30,141	$20,371	$84,947	$60,294
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	9,618	8,643	27,806	23,313
Amortization of content library	56,690	47,596	159,229	162,178
Amortization of discounts and premiums on investments	126	122	439	438
Stock-based compensation expense	3,232	3,035	9,642	9,070
Excess tax benefits from stock-based compensation	(1,600)	(1,093)	(9,099)	(4,467)
(Gain) loss on disposal of property and equipment	—	(1)	254	101
(Gain) loss on sale of short-term investments	(984)	494	(1,455)	(3,748)
Gain on disposal of DVDs	(2,491)	(3,205)	(5,030)	(9,856)
Deferred taxes	(71)	(3,894)	4,710	(7,255)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	7,625	(7,022)	(1,611)	(15,219)
Content library	(9,998)	(5,773)	(41,432)	(37,167)
Accounts payable	(13,173)	(744)	(11,150)	15,028
Accrued expenses	2,175	4,730	6,272	(1,994)
Deferred revenue	(1,372)	(1,989)	(4,004)	(5,768)
Other assets and liabilities	(1,607)	(775)	(272)	6,989

Net cash provided by operating activities	78,311	60,495	219,246	191,937

Cash flows from investing activities:
Purchases of short-term investments	(21,006)	(22,950)	(102,159)	(180,841)
Proceeds from sale of short-term investments	85,904	50,004	130,669	245,440
Proceeds from maturities of short-term investments	3,480	605	30,985	2,170
Purchases of property and equipment	(9,994)	(9,226)	(23,499)	(36,319)
Acquisition of intangible asset	—	(62)	(200)	(1,062)
Acquisitions of content library	(46,273)	(28,828)	(135,996)	(124,554)
Proceeds from sale of DVDs	3,345	3,787	7,230	13,673
Investment in business	—	—	—	(6,000)
Other assets	134	3	143	31

Net cash provided by (used in) investing activities	15,590	(6,667)	(92,827)	(87,462)

Cash flows from financing activities:
Principal payments of lease financing obligations	(294)	(234)	(858)	(586)
Proceeds from issuance of common stock	2,725	2,576	26,092	15,642
Excess tax benefits from stock-based compensation	1,600	1,093	9,099	4,467
Repurchases of common stock	(129,686)	(90,028)	(244,916)	(189,913)

Net cash used in financing activities	(125,655)	(86,593)	(210,583)	(170,390)

Net decrease in cash and cash equivalents	(31,754)	(32,765)	(84,164)	(65,915)
Cash and cash equivalents, beginning of period	87,471	144,289	139,881	177,439

Cash and cash equivalents, end of period	$55,717	$111,524	$55,717	$111,524

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

Certain prior period amounts have been reclassified to conform to current period presentation.

The Company has evaluated subsequent events through October 23, 2009, the date which these financial statements were available to be issued.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, except for the adoption on April 1, 2009 of authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) related to the determination of fair value when the volume and level of activity for an asset or liability has significantly decreased, the identification of transactions that are not orderly, the recognition and presentation of other-than-temporary impairments, and the disclosure of the fair value of financial instruments on an interim basis.

Recent Accounting Pronouncements

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effective for interim periods beginning after August 28, 2009. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the exemption for qualifying special-purpose entities from consolidation requirements, contains new criteria for determining the primary beneficiary of a variable interest entity, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

In June 2009, the FASB issued authoritative guidance which eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. The guidance is applicable for annual periods beginning after November 15, 2009 and interim periods therein and thereafter. The Company does not expect the adoption of this standard to have a material effect on its financial position or results of operations.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

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

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands, except per share data)
Basic earnings per share:
Net income	$30,141	$20,371	$84,947	$60,294
Shares used in computation:
Weighted-average common shares outstanding	56,146	60,408	57,576	61,651

Basic earnings per share	$0.54	$0.34	$1.48	$0.98

Diluted earnings per share:
Net income	$30,141	$20,371	$84,947	$60,294
Shares used in computation:
Weighted-average common shares outstanding	56,146	60,408	57,576	61,651
Employee stock options and employee stock purchase plan shares	1,792	1,864	1,851	2,007

Weighted-average number of shares	57,938	62,272	59,427	63,658

Diluted earnings per share	$0.52	$0.33	$1.43	$0.95

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands)
Employee stock options	78	555	81	458

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

3. Short-Term Investments and Fair Value Measurement

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

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$73,026	$1,084	$(36)	$74,074
Government and agency securities	17,265	176	(16)	17,425
Asset and mortgage backed securities	8,533	132	(419)	8,246

	$98,824	$1,392	$(471)	$99,745

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$45,482	$440	$(727)	$45,195
Government and agency securities	92,378	1,812	(244)	93,946
Asset and mortgage backed securities	19,446	15	(1,212)	18,249

	$157,306	$2,267	$(2,183)	$157,390

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	As of September 30, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$13,534	$(36)	$—	$—	$13,534	$(36)
Government and agency securities	—	—	3,618	(16)	3,618	(16)
Asset and mortgage backed securities	362	(41)	2,162	(378)	2,524	(419)

	$13,896	$(77)	$5,780	$(394)	$19,676	$(471)

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	As of December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$22,806	$(692)	$1,316	$(35)	$24,122	$(727)
Government and agency securities	12,128	(244)	—	—	12,128	(244)
Asset and mortgage backed securities	15,511	(1,212)	—	—	15,511	(1,212)

	$50,445	$(2,148)	$1,316	$(35)	$51,761	$(2,183)

Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at September 30, 2009. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in 2009 or 2008.

The gross realized gains on the sales of available-for-sale securities for the three months ended September 30, 2009 and 2008 were $1.0 million and $0.2 million, respectively. There were no realized losses for the three months ended September 30, 2009. The gross realized losses on the sale of available-for-sale securities in the three months ended September 30, 2008 were $0.7 million. The gross realized gains on the sales of available-for-sale securities for the nine months ended September 30, 2009 and 2008 were $1.7 million and $4.6 million, respectively. The gross realized losses on the sale of available-for-sale securities for the nine months ended September 30, 2009 and 2008 were $0.2 million and $0.9 million, respectively. Realized gains and losses and interest income are included in interest and other income (expense).

The estimated fair value of short-term investments by contractual maturity as of September 30, 2009 is as follows:

(in thousands)
Due within one year	$18,445
Due after one year and through 5 years	76,622
Due after 5 years and through 10 years	—
Due after 10 years	4,678

Total short-term investments	$99,745

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the Company uses a three-level hierarchy established by the FASB which prioritizes the inputs used in measuring fair value. The three hierarchy levels are defined as follows:

Level 1—Valuations based on unadjusted quoted prices in active markets for identical assets. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The Level 1 category includes money market funds, which were not material as of September 30, 2009 and which are included in cash and cash equivalents in the condensed consolidated balance sheets.

Level 2—Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. The fair value of available-for-sale securities included in the Level 2 category is based on the market values obtained from an independent pricing service that were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. The Level 2 category includes short-term investments of $99.7 million, which are comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities.

Level 3—Valuations based on inputs that are unobservable and involve management judgment and the reporting entity’s own assumptions about market participants and pricing. The Company has no material Level 3 financial assets measured at fair value on the condensed consolidated balance sheets as of September 30, 2009.

The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The Company did not have any material financial liabilities that are measured at fair value on a recurring basis as of September 30, 2009.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

4. Other Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of tax. The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands)		(in thousands)
Net income	$30,141	$20,371	$84,947	$60,294
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	(173)	(1,596)	468	(4,021)

Comprehensive income	$29,968	$18,775	$85,415	$56,273

5. Stockholders’ Equity

Stock Repurchases

On August 6, 2009, the Company announced that its Board of Directors authorized a stock repurchase plan that enables the Company to repurchase up to $300 million of its common stock through the end of 2010. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. During the three months ended September 30, 2009, under this program, the Company repurchased 1,579,700 shares of common stock at an average price of approximately $44 per share for an aggregate amount of approximately $70 million. Of this amount, 1,480,000 shares repurchased are held as treasury stock and accordingly repurchases were accounted for at cost under the treasury method. The remaining 99,700 shares repurchased during the three months ended September 30, 2009 have been retired. Subsequent to September 30, 2009, the Company repurchased 1,147,383 shares of common stock at an average price of approximately $46 per share for an aggregate amount of $52 million.

On January 26, 2009, the Company announced that its Board of Directors authorized a stock repurchase program for 2009. During the three months ended September 30, 2009, under this program, the Company repurchased 1,369,866 shares of common stock at an average price of approximately $44 per share for an aggregate amount of approximately $60 million. During the nine months ended September 30, 2009, under this program, the Company repurchased 4,173,855 shares of common stock at an average price of approximately $42 per share for an aggregate amount of approximately $175 million. Shares repurchased under this program are held as treasury stock and accordingly repurchases were accounted for at cost under the treasury method. This program terminated on August 6, 2009.

There were transactions to repurchase a total of 234,629 shares unsettled at September 30, 2009.

Stock-Based Compensation

A summary of option activity during the nine months ended September 30, 2009 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances as of December 31, 2008	3,192,515	5,365,016	$18.81
Granted	(477,843)	477,843	39.06
Exercised		(1,381,496)	16.70
Canceled	1,133	(1,133)	12.69
Expired	(716)

Balances as of September 30, 2009	2,715,089	4,460,230	21.64	6.29	$109,413

Vested and exercisable at September 30, 2009		4,460,230	21.64	6.29	$109,413

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended September 30, 2009 and 2008 was $5.0 million and $3.5 million, respectively. Total intrinsic value of options exercised for the nine months ended September 30, 2009 and 2008 was $32.6 million and $16.7 million, respectively.

Cash received from option exercises for the three months ended September 30, 2009 and 2008 was $2.7 million and $2.6 million, respectively. Cash received from option exercises and purchases under the ESPP for the nine months ended September 30, 2009 and 2008 was $26.1 million and $15.6 million, respectively.

The following table summarizes the assumptions used to value option grants using the lattice-binomial model:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Dividend yield	0%	0%	0%	0%
Expected volatility	48%	50%	48% - 56%	50% - 54%
Risk-free interest rate	3.62%	4.00%	2.60% - 3.62%	3.69% - 4.00%
Suboptimal exercise factor	1.74-1.94	1.77-1.90	1.73-1.94	1.77-2.04

In the nine months ended September 30, 2009, the Company used a suboptimal exercise factor ranging from 1.87 to 1.94 for executives and 1.73 to 1.74 for non-executives, which resulted in a calculated expected life of the option grants of four years for executives and three years for non-executives. In the nine months ended September 30, 2008, the Company used a suboptimal exercise factor ranging from 1.90 to 2.04 for executives and 1.77 for non-executives, which resulted in a calculated expected life of four years for executives and three years for non-executives.

The weighted-average fair value of employee stock options granted during the three months ended September 30, 2009 and 2008 was $18.07 and $12.40 per share, respectively. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2009 and 2008 was $16.63 and $12.89 per share, respectively.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes the assumptions used to value employee stock purchase rights using the Black Scholes option pricing model:

	Nine Months Ended
	September 30, 2009	September 30, 2008
Dividend yield	—	—
Expected volatility	55%	55%
Risk-free interest rate	0.35%	1.58%
Expected life (in years)	0.5	0.5

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases for the three and nine months ended September 30, 2009 and 2008 which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
	(in thousands)
Fulfillment expense	$99	$126	$321	$340
Technology and development	1,169	950	3,430	2,795
Marketing	452	460	1,353	1,424
General and administrative	1,512	1,499	4,538	4,511

Stock-based compensation expense before income taxes	3,232	3,035	9,642	9,070
Income tax benefit	(1,302)	(1,266)	(3,833)	(3,298)

Total stock-based compensation after income taxes	$1,930	$1,769	$5,809	$5,772

6. Income Taxes

The effective tax rate for the three months ended September 30, 2009 and 2008 is 40.3% and 41.7%, respectively. The effective tax rate for the nine months ended September 30, 2009 and 2008 is 39.7% and 35.4%, respectively. The decrease in the effective tax rate for the three months ended September 30, 2009 as compared to the same prior year period was primarily attributable to provision to tax return adjustments reflected in the three months ended September 30, 2008 which resulted in a 1.2% increase to the effective tax rate. The increase in the effective tax rate for the nine months ended September 30, 2009 as compared to the same prior-year period was primarily attributable to the absence of a cumulative benefit for prior period research and development tax credits that is reflected in the prior year.

As of January 1, 2009, the Company had $10.9 million gross unrecognized tax benefits. During the nine months ended September 30, 2009, the Company had an increase in gross unrecognized tax benefits of approximately $1.8 million. The gross uncertain tax positions, if recognized by the Company, will result in a reduction of approximately $10.2 million to the tax provision which will favorably impact the Company’s effective tax rate. The Company anticipates settling $0.2 million of its unrecognized tax benefits over the next twelve months. As a result, this amount was included in current income taxes payable.

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

7. Commitments and Contingencies

Credit Agreement

In September 2009, the Company entered into a credit agreement which provides for a $100 million three-year revolving credit facility. The Company may request that an additional $50 million of borrowing capacity be added to the revolving line of credit, subject to receipt of lending commitments and other conditions. Subject to certain conditions stated in the credit agreement, the Company may borrow, prepay and re-borrow amounts under the credit facility at any time during the term of the credit agreement. The Company may prepay the loans under the credit agreement in whole or in part at any time without premium or penalty. In addition, the Company is required to prepay the obligations under the credit agreement with the proceeds of certain asset sales and

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

debt issuances and certain insurance and condemnation proceeds. Loans under the credit agreement will bear interest, at the Company’s option, at either: (i) LIBOR plus a spread ranging from 2.75 percent to 3.25 percent or (ii) a base rate determined in accordance with the credit agreement, plus a spread of 1.75% to 2.25%. Funds borrowed under the credit agreement may be used for working capital, general corporate purposes, and subject to the satisfaction of certain conditions, the purchase by the Company of its stock. The Company entered into the credit agreement in order to enhance its financial flexibility. As of September 30, 2009, the Company had not borrowed any funds under the credit agreement. In October 2009, the Company borrowed $20 million under the credit agreement.

The credit agreement includes, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends or make distributions (each subject to specified exceptions), and certain financial covenants. At September 30, 2009, the Company was in compliance with these covenants.

Content Acquisition

The Company classifies streaming content as either a current or non-current asset in the consolidated balance sheets based on the estimated time of usage after certain criteria have been met including availability of the streaming content for its first showing. The Company has $102 million of commitments at September 30, 2009 related to streaming content license agreements that have been executed but for which the streaming content does not meet asset recognition criteria.

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

On September 25, 2009, Alcatel-Lucent USA Inc. filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned Alcatel-Lucent USA Inc. v. Amazon.com Inc., et. al, Civil Action No. 6:09-cv-422. The complaint alleges that the Company infringed U.S. Patents Nos. 5,649,131 entitled “Communications Protocol” issued on July 15, 1997, 5,623,656 entitled “Script Based Data Communication System and Method Utilizing State Memory” issued on April 22, 1997 and 5,404,507 entitled “Apparatus and Method for Finding Records in a Database by Formulating a Query Using Equivalent Terms Which Correspond to Terms in the Input Query” issued April 4, 1995. The complaint seeks unspecified compensatory and enhanced damages, interest, costs and fees, and seeks to permanently enjoin the Company from infringing the patents in the future. The complaint has not been served on the Company.

On April 1, 2009, Jay Nunez, individually and on behalf of others similarly situated in California, filed a purported class action lawsuit against the Company in California Superior Court, County of Orange. The complaint asserts claims of unlawful, unfair and deceptive business practices and violation of the California Consumer Legal Remedies Act relating to certain of the Company’s marketing statements. The complaint seeks restitution, injunction and other relief. On July 14, 2009, the Company filed a demurrer to the first amended complaint. On August 21, 2009, the Court granted the Company’s demurrer and granted leave to amend. Plaintiff filed a second amended complaint on September 11, 2009.

In January through April of 2009, a number of purported anti-trust class action suits were filed against the Company. Wal-Mart Stores, Inc. and Walmart.com USA LLC (collectively, Wal-Mart) were also named as defendants in these suits. Most of the suits were filed in the United States District Court for the Northern District of California and other federal district courts around the country. A number of suits were filed in the Superior Court of the State of California, Santa Clara County. The plaintiffs, who are current or former Netflix customers, generally allege that Netflix and Wal-Mart entered into an agreement to divide the markets for sales and online rentals of DVDs in the United States, which resulted in higher Netflix subscription prices. The complaints, which assert violation of federal and/or state antitrust laws, seek injunctive relief, costs (including attorneys’ fees) and damages in an unspecified amount. On April 10, 2009, the Judicial Panel on Multidistrict Litigation ordered all cases pending in federal court transferred to the Northern District of California to be consolidated or coordinated for pre-trial purposes. These cases have been

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

assigned the multidistrict litigation number MDL-2029. The cases pending in the Superior Court of the State of California, Santa Clara County have been consolidated. In addition, in May of 2009, three additional lawsuits were filed—two in the Northern District of California and one in the Superior Court of the State of California, San Mateo County—alleging identical conduct and seeking identical relief. In these three cases, the plaintiffs are current or former subscribers to the online DVD rental service offered by Blockbuster Inc. The two cases filed in federal court on behalf of Blockbuster subscribers have been related to MDL-2029. The lawsuit filed in Superior Court of the State of California, San Mateo County has been coordinated with the cases pending in Santa Clara County.

On December 26, 2008, Quito Enterprises, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Southern District of Florida, captioned Quito Enterprises, LLC v. Netflix, Inc., et. al, Civil Action No. 1:08-cv-23543-AJ. The complaint alleges that the Company infringed U.S. Patent No. 5,890,152 entitled “Personal Feedback Browser for Obtaining Media Files” issued on March 30, 1999. The complaint seeks unspecified damages, interest, and seeks to permanently enjoin the Company from infringing the patent in the future. On September 30, 2009, the Company filed a motion for summary judgment of invalidity. The Court has not set a hearing date for the motion.

On October 24, 2008, Media Queue, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Oklahoma, captioned Media Queue, LLC v. Netflix, Inc., et. al, Civil Action No. CIV 08-402-KEW. The complaint alleges that the Company infringed U.S. Patent No. 7,389,243 entitled “Notification System and Method for Media Queue” issued on June 17, 2008. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future. On February 24, 2009, the case was transferred to the Northern District of California. On August 14, 2009, the Company filed a motion for summary judgment of non-infringement. A hearing on the motion is scheduled for November 17, 2009.

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

Indemnification

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to: statements regarding the breadth of content choices available to us, our competitive advantage, increasing content choices for streaming, our core strategy, the expansion of electronic equipment that will enable streamed content, the continued popularity of the DVD format, expectations with respect to the growth of Internet delivery of content, growth in our average number of paying subscribers and revenue per paying subscriber, future investments in our content library and its effect on our gross margin, and our liquidity. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Annual Report on Form 10-K for the year ended December 31, 2008 filed with the Securities and Exchange Commission (“SEC”) on February 25, 2009 and in the Quarterly Reports on Form 10-Q filed with the SEC on May 8, 2009 and July 31, 2009.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

Our Business

With more than 11 million subscribers, we are the largest online movie rental subscription service in the United States. We offer a variety of subscription plans, with no due dates, no late fees, no shipping fees and no pay-per-view fees. We offer a vast selection of DVD titles and a growing library of movies and TV episodes that can be watched instantly. Subscribers select titles at our Web site aided by our proprietary recommendation service and merchandising tools. On average, approximately 2 million discs are shipped daily from our distribution centers across the United States. Additionally, more than 40% of our subscribers instantly watched more than 15 minutes of streaming content in the third quarter of 2009.

Subscribers can:

•	Receive DVDs by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue.

•

Watch streaming content without commercial interruption on personal computers (“PCs”), Intel-based Macintosh computers (“Macs”) and televisions (“TVs”). The viewing experience is enabled by Netflix controlled software that can run on a variety of devices. These devices currently include Blu-ray disc players, Internet connected TVs, digital video players, and game consoles.

Our core strategy is to grow a large subscription business consisting of DVD by mail and streaming content. By combining DVD and streaming as part of the Netflix subscription, we are able to offer subscribers a uniquely compelling selection of movies for one low monthly price. We believe this creates a competitive advantage as compared to a streaming only subscription service. This advantage will diminish over time as more content becomes available over the Internet from competing services, by which time we expect to have further developed our other advantages such as brand, distribution, and our proprietary merchandising platform. Despite the growing popularity of Internet delivered content, we expect that standard definition DVD, along with its high definition successor, Blu-ray (collectively referred to in this Quarterly Report as “DVD”), will continue to be the primary means by which Netflix subscribers view content for the foreseeable future. However, at some point in the future, we expect that Internet delivery of content directly to the home will surpass DVD as the primary means by which Netflix subscribers view content.

Performance Highlights

The following represents our performance highlights for the three months ended September 30, 2009, June 30, 2009 and September 30, 2008 and the nine months ended September 30, 2009 and September 30, 2008:

	Three Months Ended			Change
	September 30, 2009	June 30, 2009	September 30, 2008	Q3’09 vs. Q3’08	Q3’09 vs. Q2’09
	(in thousands, except per share data, percentages and subscriber acquisition cost)
Revenues	$423,120	$408,509	$341,269	24.0%	3.6%
Net income	30,141	32,443	20,371	48.0%	(7.1)%
Net income per share - diluted	$0.52	$0.54	$0.33	57.6%	(3.7)%
Total subscribers at end of period	11,109	10,599	8,672	28.1%	4.8%
Churn *	4.4%	4.5%	4.2%	4.8%	(2.2)%
Subscriber acquisition cost **	$26.86	$23.88	$32.21	(16.6)%	12.5%
Gross margin	34.9%	34.1%	34.2%	2.0%	2.3%

	Nine Months Ended		Change
	September 30, 2009	September 30, 2008	YTD ‘09 vs YTD ‘08
	(in thousands, except per share data, percentages and subscriber acquisition cost)
Revenues	$1,225,727	$1,005,066	22.0%
Net income	84,947	60,294	40.9%
Net income per share - diluted	$1.43	$0.95	50.5%
Total subscribers at end of period	11,109	8,672	28.1%
Churn *	4.4%	4.1%	7.3%
Subscriber acquisition cost	$25.58	$30.18	(15.2)%
Gross margin	34.4%	32.6%	5.5%

*	Churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber addition, then divided by three months. Churn for the nine months ended September 30, 2009 and 2008 is the average of Churn for the three quarters of the respective period.
**	Subscriber acquisition costs is defined as total marketing expense divided by total gross subscriber additions.

Critical Accounting Policies and Estimates

There have been no significant changes during the nine months ended September 30, 2009 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

	Three Months Ended			Nine Months Ended
	September 30, 2009	June 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Subscription	55.1%	55.6%	54.7%	55.3%	56.5%
Fulfillment expenses	10.0%	10.3%	11.1%	10.3%	10.9%

Total cost of revenues	65.1%	65.9%	65.8%	65.6%	67.4%

Gross profit	34.9%	34.1%	34.2%	34.4%	32.6%

Operating expenses:
Technology and development	7.1%	6.6%	6.8%	6.6%	6.5%
Marketing	13.8%	11.3%	14.4%	13.6%	14.3%
General and administrative	2.7%	3.2%	3.4%	3.1%	3.9%
Gain on disposal of DVDs	(0.3)%	—	(0.4)%	(0.2)%	(0.4)%

Total operating expenses	23.3%	21.1%	24.2%	23.1%	24.3%

Operating income	11.6%	13.0%	10.0%	11.3%	8.3%
Other income (expense):
Interest expense on lease financing obligations	(0.2)%	(0.2)%	(0.2)%	(0.2)%	(0.2)%
Interest and other income (expense)	0.5%	0.2%	0.4%	0.4%	1.2%

Income before income taxes	11.9%	13.0%	10.2%	11.5%	9.3%
Provision for income taxes	4.8%	5.0%	4.2%	4.6%	3.3%

Net income	7.1%	8.0%	6.0%	6.9%	6.0%

Revenues

We currently generate all of our revenues in the United States, and we have no long-lived assets outside the United States, although we plan to expand internationally with a streaming subscription service. We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues.

We offer a variety of subscription plans for DVD rental and streaming service. The price per plan varies based on the number of DVDs that a subscriber has out at any given point and based on whether the service has limited or unlimited usage. All of our unlimited plans allow the subscriber unlimited streaming to their computer or Netflix ready device. The vast majority of our subscriber base has chosen a 1, 2 or 3-out Unlimited plan. Customers electing access to the high definition Blu-ray discs in addition to standard definition DVDs pay a surcharge of $1 to $4 for our most popular plans. Pricing of our plans is as follows:

Price per month
1-out Limited	$4.99
1-out Unlimited	8.99
2-out Unlimited	13.99
3-out Unlimited	16.99
All other Unlimited Plans	23.99 to 47.99

The following table presents our ending subscriber information:

	As of
	September 30, 2009	June 30, 2009	September 30, 2008
	(in thousands, except percentages)
Free subscribers	274	224	182
As a percentage of total subscribers	2.5%	2.1%	2.1%
Paid subscribers	10,835	10,375	8,490
As a percentage of total subscribers	97.5%	97.9%	97.9%
Total subscribers	11,109	10,599	8,672

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

	Three Months Ended		Change
	September 30, 2009	September 30, 2008	Q3’09 vs. Q3’08
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$423,120	$341,269	24.0%
Other data:
Average number of paying subscribers	10,605	8,363	26.8%
Average monthly revenue per paying subscriber	$13.30	$13.60	(2.2)%

The $81.9 million increase in our revenues was primarily a result of the 26.8% growth in the average number of paying subscribers. This increase was partially offset by a 2.2% decline in the average monthly revenue per paying subscriber to $13.30, resulting from the growing popularity of our lower priced subscription plans. The total number of average paying subscribers in our 1 and 2-out plans grew by 48.9% year over year as compared to a 2.8% decline in all other plans.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

	Nine Months Ended		Change
	September 30, 2009	September 30, 2008	YTD’09 vs. YTD’08
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$1,225,727	$1,005,066	22.0%
Other data:
Average number of paying subscribers	10,164	8,082	25.8%
Average monthly revenue per paying subscriber	$13.40	$13.82	(3.0)%

The $220.7 million increase in our revenues was primarily a result of the 25.8% growth in the average number of paying subscribers. This increase was partially offset by a 3.0% decline in the average monthly revenue per paying subscriber, resulting from the growing popularity of our lower priced subscription plans. The total number of average paying subscribers in our 1 and 2-out plans grew by 43.0% year over year as compared to a 2.6% growth in all other plans.

Three months ended September 30, 2009 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	September 30, 2009	June 30, 2009	Q3’09 vs. Q2’09
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$423,120	$408,509	3.6%
Other data:
Average number of paying subscribers	10,605	10,246	3.5%
Average monthly revenue per paying subscriber	$13.30	$13.29	0.1%

The $14.6 million increase in our revenues was primarily a result of the 3.5% growth in the average number of paying subscribers.

We plan to continue to expand the number of devices on which Netflix subscribers can watch streaming content. We expect the availability of these new devices will accelerate growth in the average number of paying subscribers.

Until the average price paid by our new additions is equal to the average price paid by existing subscribers, we expect our average monthly revenue per paying subscriber will continue to decline, as the lower priced plans grow as a percentage of our subscriber base. Our revenues and average monthly revenue per paying subscriber could be impacted by future changes to our pricing structure which may result from competitive effects that we are unable to predict.

Cost of Revenues

Subscription

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

	Three Months Ended		Change
	September 30, 2009	September 30, 2008	Q3’09 vs. Q3’08
	(in thousands except percentages)
Subscription	$233,091	$186,573	24.9%
As a percentage of revenues	55.1%	54.7%

The $46.5 million increase in cost of subscription revenues was due to the following factors:

•

Content delivery expenses increased $28.6 million primarily due to a 20.6% increase in the number of DVDs mailed to paying subscribers and to a two cent (4.8%) increase in the rates of first class postage in May 2009. The increase in the number of DVDs mailed was driven by a 26.8% increase in the number of average paying subscribers, partially offset by a 4.9% decline in monthly DVD rentals per average paying subscriber primarily attributed to the growing popularity of our lower priced plans.

•	Content acquisition expenses increased by $17.9 million primarily due to increased investments in our content library, particularly related to additions to our streaming content.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

	Nine Months Ended		Change
	September 30, 2009	September 30, 2008	YTD’09 vs YTD’08
	(in thousands except percentages)
Subscription	$677,863	$567,498	19.4%
As a percentage of revenues	55.3%	56.5%

The $110.4 million increase in cost of subscription revenues was due to the following factors:

•

Content delivery expenses increased $73.4 million due primarily to an 18.6% increase in the number of DVDs mailed to paying subscribers. The increase in the number of DVDs mailed was driven by a 25.8% increase in the number of average paying subscribers, partially offset by a 5.8% decline in monthly DVD rentals per average paying subscriber primarily attributed to the growing popularity of our lower priced plans

•	Content acquisition expenses increased by $37.0 million primarily due to increased investments in our content library, particularly related to additions to our streaming content.

Three months ended September 30, 2009 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	September 30, 2009	June 30, 2009	Q3’09 vs. Q2’09
	(in thousands except percentages)
Subscription	$233,091	$227,316	2.5%
As a percentage of revenues	55.1%	55.6%

The $5.8 million increase in cost of subscription revenues was due to the following factors:

•

Content delivery expenses increased by $8.2 million due to a 4.4% increase in the number of DVDs mailed to paying subscribers, coupled with an increase in the costs of delivering streaming content to our subscribers. The increase in the number of DVDs mailed was driven by a 3.5% increase in the number of average paying subscribers, coupled with a 0.9% increase in monthly DVD rentals per average paying subscriber.

•

Content acquisition expenses decreased by $2.4 million primarily due to a decrease in revenue sharing expenses, attributed to 8.6% fewer DVDs mailed under revenue sharing agreements. This decrease was partially offset by increased investments in our content library, particularly related to additions to our streaming content.

Fulfillment Expenses

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

	Three Months Ended		Change
	September 30, 2009	September 30, 2008	Q3’09 vs. Q3’08
	(in thousands except percentages)
Fulfillment expenses	$42,183	$37,923	11.2%
As a percentage of revenues	10.0%	11.1%

The $4.3 million increase in fulfillment expenses was due to the following:

•	Delivery centers and customer service related expenses increased $1.5 million primarily due to a 20.3% increase in headcount to support the higher volume of content delivery.

•	Credit card fees increased $2.8 million as a result of the 24.0% growth in revenues.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

	Nine Months Ended		Change
	September 30, 2009	September 30, 2008	YTD’09 vs YTD’08
	(in thousands except percentages)
Fulfillment expenses	$125,922	$109,890	14.6%
As a percentage of revenues	10.3%	10.9%

The $16.0 million increase in fulfillment expenses was due to the following:

•	Delivery centers and customer service related expenses increased $8.9 million primarily due to a 16.5% increase in headcount to support the higher volume of content delivery.

•	Credit card fees increased $7.1 million as a result of the 22.0% growth in revenues.

Three months ended September 30, 2009 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	September 30, 2009	June 30, 2009	Q3’09 vs. Q2’09
	(in thousands except percentages)
Fulfillment expenses	$42,183	$41,927	1.0%
As a percentage of revenues	10.0%	10.3%

Fulfillment expenses were relatively flat as compared to the prior quarter.

Gross Margin

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

	Three Months Ended		Change
	September 30, 2009	September 30, 2008	Q3’09 vs. Q3’08
	(in thousands except percentages and average monthly gross profit per paying subscriber)
Gross profit	$147,846	$116,773	26.6%
Gross margin	34.9%	34.2%
Average monthly gross profit per paying subscriber	$4.65	$4.65	—

The 0.7% increase in gross margin was primarily attributed to a one-time credit of $6.5 million given to subscribers related to a shipping disruption during the third quarter of 2008. In addition, our gross margins continue to benefit from increased utilization of catalog titles resulting from ongoing improvements in our merchandising and recommendation systems.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

	Nine Months Ended		Change
	September 30, 2009	September 30, 2008	YTD’09 vs. YTD’08
	(in thousands except percentages and average monthly gross profit per paying subscriber)
Gross profit	$421,942	$327,678	28.8%
Gross margin	34.4%	32.6%
Average monthly gross profit per paying subscriber	$4.61	$4.50	2.4%

The 1.8% increase in gross margin was due to a decline in the average revenue per paying subscriber of 3.0% offset by a larger decrease in the cost of subscription per average paying subscriber of 5.0%. This is primarily attributable to the growing popularity of our lower priced plans evidenced by the increase in average gross profit per paying subscriber. This increase is due to the fact that the decrease in revenue per average paying subscriber is proportionally lower than the decrease in the DVD shipments per average paying subscriber, offset slightly by higher content expense associated with our investments in streaming. In addition, our gross margins continue to benefit from increased utilization of catalog titles resulting from ongoing improvements in our merchandising and recommendation systems.

Three months ended September 30, 2009 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	September 30, 2009	June 30, 2009	Q3’09 vs. Q2’09
	(in thousands except percentages and average monthly gross profit per paying subscriber)
Gross profit	$147,846	$139,266	6.2%
Gross margin	34.9%	34.1%
Average monthly gross profit per paying subscriber	$4.65	$4.53	2.6%

Gross margin and average monthly gross profit per paying subscriber increased primarily due to a decrease in revenue sharing expenses, attributed to an 8.6% decrease in the number of DVD’s subject to revenue sharing agreements mailed to paying subscribers.

We expect to continue to make substantial investments in our content library and in particular may increase spending associated with streaming content. These investments would reduce our gross margin to the extent that increases outpace growth in our average number of paying subscribers.

Technology and Development

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

	Three Months Ended		Change
	September 30, 2009	September 30, 2008	Q3’09 vs. Q3’08
	(in thousands, except percentages)
Technology and development	$30,014	$23,368	28.4%
As a percentage of revenues	7.1%	6.8%

The $6.6 million increase in technology and development expenses was primarily attributable to a $4.7 million increase in personnel-related costs due to growth in headcount related to the development of solutions for streaming content and continued improvements in our service. The increase is also partly attributable to the $1 million expense associated with the Netflix Prize, which was awarded in the third quarter of 2009. The Netflix Prize was a contest launched in 2006 challenging participants to improve the Company’s movie rating prediction system.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

	Nine Months Ended		Change
	September 30, 2009	September 30, 2008	YTD’09 vs. YTD’08
	(in thousands, except percentages)
Technology and development	$81,333	$65,821	23.6%
As a percentage of revenues	6.6%	6.5%

The $15.5 million increase in technology and development expenses was primarily attributable to a $12.2 million increase in personnel-related costs due to growth in headcount related to the development of solutions for streaming content and continued improvements in our service. The increase is also partly attributable to the $1 million expense associated with the Netflix Prize which was awarded in the third quarter of 2009.

Three months ended September 30, 2009 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	September 30, 2009	June 30, 2009	Q3’09 vs. Q2’09
	(in thousands, except percentages)
Technology and development	$30,014	$27,119	10.7%
As a percentage of revenues	7.1%	6.6%

The $2.9 million increase in technology and development expenses was attributable to a $2 million increase in various costs related to the development of solutions for streaming content and continued improvements in our web site and service. The increase is also attributable to the $1 million expense associated with the Netflix Prize.

Marketing

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

	Three Months Ended		Change
	September 30, 2009	September 30, 2008	Q3’09 vs. Q3’08
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$58,556	$49,217	19.0%
As a percentage of revenues	13.8%	14.4%

Other data:
Gross subscriber additions	2,180	1,528	42.7%
Subscriber acquisition cost	$26.86	$32.21	(16.6)%

The $9.3 million increase in marketing expenses was primarily attributable to an $8.6 million increase in marketing program spending, resulting from the growth in our consumer electronic partner programs coupled with increased spending in direct mail and television advertising.

Subscriber acquisition cost decreased for the three months ended September 30, 2009 as compared to the same prior-year period primarily due to strong performance in all marketing channels coupled with strong organic subscriber growth.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

	Nine Months Ended		Change
	September 30, 2009	September 30, 2008	YTD’09 vs. YTD’08
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$167,029	$144,096	15.9%
As a percentage of revenues	13.6%	14.3%

Other data:
Gross subscriber additions	6,529	4,774	36.8%
Subscriber acquisition cost	$25.58	$30.18	(15.2)%

The $22.9 million increase in marketing expenses was primarily attributable to a $19.6 million increase in marketing program spending, resulting from the growth in our consumer electronic partner and affiliate programs.

Subscriber acquisition cost decreased for the nine months ended September 30, 2009 as compared to the same prior-year period primarily due to strong performance in all marketing channels coupled with strong organic subscriber growth.

Three months ended September 30, 2009 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	September 30, 2009	June 30, 2009	Q3’09 vs. Q2’09
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$58,556	$46,231	26.7%
As a percentage of revenues	13.8%	11.3%

Other data:
Gross subscriber additions	2,180	1,936	12.6%
Subscriber acquisition cost	$26.86	$23.88	12.5%

The $12.3 million increase in marketing expenses was primarily attributable to a $12.8 million increase in marketing program spending across all channels.

Subscriber acquisition cost increased for the three months ended September 30, 2009 as compared to the three months ended June 30, 2009 primarily due to the increase in marketing program spending partially offset by high third quarter subscriber additions.

General and Administrative

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

	Three Months Ended		Change
	September 30, 2009	September 30, 2008	Q3’09 vs. Q3’08
	(in thousands, except percentages)
General and administrative	$11,543	$11,742	(1.7)%
As a percentage of revenues	2.7%	3.4%

General and administrative expenses for the three months ended September 30, 2009 as compared to the same prior-year period were relatively flat due to a $2.0 million release of accruals associated with a former class action suit that was settled in 2008. The legal liability associated with this settlement expired in the third quarter of 2009. This is offset by a $2.2 million increase in costs related to legal proceedings.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

	Nine Months Ended		Change
	September 30, 2009	September 30, 2008	YTD’09 vs. YTD’08
	(in thousands, except percentages)
General and administrative	$37,809	$38,900	(2.8)%
As a percentage of revenues	3.1%	3.9%

General and administrative expenses were relatively flat, due to a $2.7 million decrease in costs related to our subsidiary, Red Envelope Entertainment coupled with a $2.0 million release of accruals associated with a former class action suit that was settled in 2008. These decreases were offset by a $4.5 million increase in costs related to legal proceedings.

Three months ended September 30, 2009 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	September 30, 2009	June 30, 2009	Q3’09 vs. Q2’09
	(in thousands, except percentages)
General and administrative	$11,543	$13,252	(12.9)%
As a percentage of revenues	2.7%	3.2%

General and administrative expenses decreased $1.7 million, primarily attributable to a $2.0 million release of accruals associated with a former class action suit that was settled in 2008.

Interest and Other Income (Expense)

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

	Three Months Ended		Change
	September 30, 2009	September 30, 2008	Q3’09 vs. Q3’08
	(in thousands, except percentages)
Interest and other income (expense)	$1,808	$1,536	17.7%
As a percentage of revenues	0.5%	0.4%

The increase in interest and other income (expense) was primarily attributable to a $1.5 million increase in realized gains as compared to the same prior year period, partially offset by lower interest and dividends earned on our cash and short-term investments, due to lower cash balances resulting from the repurchase of our common stock.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

	Nine Months Ended		Change
	September 30, 2009	September 30, 2008	YTD’09 vs. YTD’08
	(in thousands, except percentages)
Interest and other income (expense)	$4,284	$11,600	(63.1)%
As a percentage of revenues	0.4%	1.2%

The decrease in interest and other income (expense) was primarily attributable to lower interest and dividends earned on our cash and short-term investments, due to lower cash balances resulting from the repurchase of our common stock, coupled with a $2.3 million decrease in realized gains recognized as compared to the same prior year period.

Three months ended September 30, 2009 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	September 30, 2009	June 30, 2009	Q3’09 vs. Q2’09
	(in thousands, except percentages)
Interest and other income (expense)	$1,808	$866	108.8%
As a percentage of revenues	0.5%	0.2%

The increase in interest and other income (expense) was primarily attributable to gains of $1.0 million realized from the sale of short-term investments in the third quarter of 2009.

Income Taxes

Three months ended September 30, 2009 as compared to the three months ended September 30, 2008

	Three Months Ended		Change
	September 30, 2009	September 30, 2008	Q3’09 vs Q3’08
	(in thousands, except percentages)
Provision for income taxes	$20,330	$14,562	39.6%
Effective tax rate	40.3%	41.7%

Our effective tax rate for the third quarter of 2009 was 40.3% and differed from the federal statutory rate due primarily to state taxes offset by the Federal and California research and development tax credit recorded during the quarter. The decrease in our effective tax rate was primarily attributable to provision to tax return adjustments reflected in the three months ended September 30, 2008 which resulted in a 1.2% increase to the effective tax rate.

Nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008

	Nine Months Ended		Change
	September 30, 2009	September 30, 2008	YTD’09 vs YTD’08
	(in thousands, except percentages)
Provision for income taxes	$55,909	$33,110	68.9%
Effective tax rate	39.7%	35.4%

Our effective tax rate for the nine months ended September 30, 2009 was 39.7% and differed from the federal statutory rate due primarily to state taxes offset by the Federal and California research and development and employment tax credits recorded during 2009. The increase in our effective tax rate was primarily attributable to a cumulative benefit recorded as a discrete item in the second quarter of 2008 for prior period R&D tax credits.

Three months ended September 30, 2009 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	September 30, 2009	June 30, 2009	Q3’09 vs Q2’09
	(in thousands, except percentages)
Provision for income taxes	$20,330	$20,531	(1.0)%
Effective tax rate	40.3%	38.8%

The 1.5% increase in our effective tax rate was primarily attributable to a benefit for Federal and State tax credits recorded as a discrete item during the previous quarter.

Liquidity and Capital Resources

We have generated net cash from operations during each quarter since the second quarter of 2001. Many factors will impact our ability to continue to generate and grow cash from our operations including, but not limited to, the number of subscribers who sign up for our service and the growth or reduction in our subscriber base. In addition, we may have or otherwise choose to lower our prices and increase our marketing expenses in order to grow faster or respond to competition. In September 2009, we entered into a credit agreement which provides for a $100 million three-year revolving credit facility. In October 2009, we borrowed $20 million under this credit facility. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain additional financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.

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

In addition, on August 6, 2009, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase $300 million of our common stock through the end of 2010. As of September 30, 2009, we have purchased approximately $70 million of our common stock under this program. Subsequent to September 30, 2009, we purchased an additional $52 million of our common stock under the program. The timing and actual number of shares repurchased will depend on various factors, including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The following table highlights selected measures of our liquidity and capital resources for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net cash provided by operating activities	$78,311	$60,495	$219,246	$191,937
Net cash provided by (used in) investing activities	15,590	(6,667)	(92,827)	(87,462)
Net cash used in financing activities	(125,655)	(86,593)	(210,583)	(170,390)

Operating Activities

During the three months ended September 30, 2009, our operating activities consisted of net income of $30.1 million, increased by non-cash adjustments of $64.5 million offset by a decrease in net changes in operating assets and liabilities of $16.3 million. The majority of the non-cash adjustments resulted from amortization of the content library of $56.7 million as we continue to purchase additional titles. The net changes in operating assets and liabilities were mainly driven by timing differences in accounts payable and prepaid expenses and other current assets. The net changes in operating assets and liabilities were also driven by the acquisition of streaming content, as we continued to increase our investments in streaming content in 2009. Cash provided by operating activities increased by $17.8 million for the three months ended September 30, 2009 as compared to the same prior-year period. This was primarily due to an increase in net income of $9.8 million and an increase in non-cash adjustments of $12.8 million offset by a decrease in net changes in operating assets and liabilities of $4.8 million.

During the nine months ended September 30, 2009, our operating activities consisted of net income of $84.9 million, increased by non-cash adjustments of $186.5 million offset by a decrease in net changes in operating assets and liabilities of $52.2 million. The majority of the non-cash adjustments resulted from amortization of the content library of $159.2 million as we continue to purchase additional titles. The net changes in operating assets and liabilities were mainly driven by acquisitions of streaming content, as we continued to increase our investments in streaming content in 2009. Cash provided by operating activities increased $27.3 million for the nine months ended September 30, 2009 as compared to the same prior-year period. This was primarily due to an increase in net income of $24.7 million and an increase in non-cash adjustments of $16.7 million and a decrease in net changes in operating assets and liabilities of $14.1 million.

Investing Activities

During the three months ended September 30, 2009, our investing activities consisted primarily of purchases, maturities, and sales of available-for-sale securities, acquisitions of DVD content and purchases of property and equipment. Cash provided by investing activities increased by $22.3 million for the three months ended September 30, 2009 as compared to the same prior-year period. This is primarily attributable to an increase of $38.8 million in the proceeds from sales and maturities of available-for-sale securities offset by an increase in acquisitions of content library of $17.4 million, as we continue to purchase additional titles.

During the nine months ended September 30, 2009, our investing activities consisted primarily of purchases and sales of available-for-sale securities, acquisitions of DVD content and purchases of property and equipment. Cash used in investing activities increased $5.4 million for the nine months ended September 30, 2009 as compared to the same prior-year period. This is primarily attributable to a decrease of $86.0 million in the proceeds from the sales and maturities of available-for-sale securities offset by a decrease in the purchases of available-for-sale securities of $78.7 million. In addition, during 2008, we invested in automation equipment for our various shipping centers to achieve operational efficiencies therefore, cash flows related to purchases of property and equipment decreased by $12.8 million in 2009. This decrease is offset by an increase in acquisitions of content library of $11.4 million, as we continue to purchase additional titles.

Financing Activities

During the three months ended September 30, 2009, our financing activities consisted primarily of repurchases of our common stock. Cash used in financing activities increased by $39.1 million for the three months ended September 30, 2009 as compared to the same prior-year period primarily due to an increase in stock repurchases of $39.7 million.

During the nine months ended September 30, 2009, our financing activities consisted primarily of repurchases of our common stock. Cash used in financing activities increased by $40.2 million for the nine months ended September 30, 2009 as compared to the same prior-year period primarily due to an increase in stock repurchases of $55.0 million offset by an increase in the proceeds from the issuance of common stock of $10.5 million.

Contractual Obligations

Credit Agreement

In September 2009, we entered into a credit agreement which provides for a $100 million three-year revolving credit facility. We may request that an additional $50 million of borrowing capacity be added to the revolving line of credit, subject to receipt of lending commitments and other conditions. Subject to certain conditions stated in the credit agreement, we may borrow, prepay and re-borrow amounts under the credit facility at any time during the term of the credit agreement. We may prepay the loans under the Credit Agreement in whole or in part at any time without premium or penalty. In addition, we are required to prepay the obligations under the Credit Agreement with the proceeds of certain asset sales and debt issuances and certain insurance and condemnation proceeds. Loans under the credit agreement will bear interest at our option at either: (i) LIBOR plus a spread ranging from 2.75 percent to 3.25 percent or (ii) a base rate determined in accordance with the Credit Agreement, plus a spread of 1.75% to 2.25%. Funds borrowed under the credit agreement may be used for working capital, general corporate purposes, and subject to the satisfaction of certain conditions, the purchase by us of our stock. We entered into the credit agreement in order to enhance our financial flexibility. As of September 30, 2009, we had not borrowed any funds under the credit agreement. In October 2009, we borrowed $20 million under the credit agreement.

The credit agreement includes, among other terms and conditions, limitations on our ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends or make distributions (each subject to specified exceptions), and certain financial covenants. At September 30, 2009, we were in compliance with these covenants.

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

Indemnification

The information set forth under Note 7 in the notes to the condensed consolidated financial statements under the caption “Indemnification” is incorporated herein by reference

Recent Accounting Pronouncements

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 7 in the notes to the condensed consolidated financial statements under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 except as follows:

•

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

•

We previously disclosed how increases in costs of delivery of DVDs, such as those that could result from a rise in postal rates or change in postal policies, could adversely affect our gross profit. With respect to that disclosure, in October 2009, the U.S. Postal Service announced that it would not raise rates in 2010. In addition, we note that a game rental mailer filed a complaint with the Postal Regulatory Commission alleging that the U.S. Postal Service unreasonably discriminated against the mailer in favor of Netflix and Blockbuster. To the extent this proceeding was to result in operational or regulatory changes impacting our mail processing, our gross margins and business operations could be adversely affected.

•

Some studios have expressed a desire to delay the availability of new releases DVDs for rental for a brief period of time following the DVDs’ release to the retail market and, in connection therewith, would prohibit certain of their wholesalers from selling to various rental outlets, such as Netflix and Redbox. In fact, Universal Studios, Twentieth Century Fox and Warner Bros are engaged in litigation brought by Redbox over this practice. This practice could impact our ability to receive content in an efficient manner and in sufficient quantity to satisfy demand in which case our business could be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended September 30, 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
July 1, 2009 - July 31, 2009	100,000	$41.90	100,000	$55,580,000
August 1, 2009 - August 31, 2009	2,164,866	44.31	2,164,866	259,888,595
September 1, 2009 - September 30, 2009	684,700	43.20	684,700	230,311,779

Total	2,949,566	$43.97	2,949,566	230,311,779

(1)	On August 6, 2009, the Company announced that its Board of Directors authorized a stock repurchase plan that enables the Company to repurchase up to $300 million of its common stock through the end of 2010. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Subsequent to September 30, 2009, the Company repurchased 1,147,383 shares of common stock at an average price of approximately $46 per share for an aggregate amount of $52 million

On January 26, 2009, the Company announced that its Board of Directors authorized a stock repurchase program for 2009. This program terminated on August 6, 2009.

Item 6.	Exhibits

(a) Exhibits:

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

10.11	Credit Agreement	8-K	000-49802	10.10	September 21, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on October 30, 2009, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008, (ii) Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2009 and 2008 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: October 23, 2009	By:	/s/ REED HASTINGS
Reed Hastings
Chief Executive Officer (Principal executive officer)

Dated: October 23, 2009	By:	/s/ BARRY MCCARTHY
Barry McCarthy
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

		Incorporated by Reference				Filed Herewith
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

10.11	Credit Agreement	8-K	000-49802	10.1	September 21, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the SEC on October 30, 2009, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008, (ii) Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2009 and 2008 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.