Form 10-K
period 2009-12-31
NETFLIX INC
filed 2010-02-22
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

As of June 30, 2009, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $1,622,014,793. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 31, 2010, there were 53,533,265 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for Registrant’s 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; expected competition and our competitive advantage; the growth of Internet delivery of content; the continued popularity of the DVD format; the growth of streaming content choices available through our service; the expansion of electronic equipment that will enable streamed content; gross margin; liquidity; revenue per average paying subscriber; impacts relating to our pricing strategy; our content library investments; international expansion; and, our stock-based compensation expense for 2010. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: “Risk Factors” section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.	Business

With more than 12 million subscribers, we are the world’s largest subscription service streaming movies and TV episodes over the Internet and sending DVDs by mail. Our subscribers can instantly watch unlimited movies and TV episodes streamed to their TVs and computers and can receive DVDs delivered quickly to their homes. We offer a variety of subscription plans, with no due dates, no late fees, no shipping fees and no pay-per-view fees. Aided by our proprietary recommendation and merchandising technology, subscribers can select from a growing library of titles that can be watched instantly and a vast array of titles on DVD. On average, approximately 2 million discs are shipped daily from our distribution centers across the United States. Additionally, more than 48% of our subscribers instantly watched more than 15 minutes of streaming content in the fourth quarter of 2009.

Subscribers can:

•

Watch streaming content without commercial interruption on their computers and TVs. The viewing experience is enabled by Netflix controlled software that can run on a variety of consumer electronics devices (“Netflix Ready Devices”). These Netflix Ready Devices currently include Blu-ray disc players, Internet-connected TVs, digital video players and game consoles.

•	Receive DVDs by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue.

Our core strategy is to grow a large subscription business consisting of streaming and DVD-by-mail content. By combining streaming and DVD as part of the Netflix subscription, we are able to offer subscribers a uniquely compelling selection of movies for one low monthly price. We believe this creates a competitive advantage as compared to a streaming only subscription service. This advantage will diminish over time as more content becomes available over the Internet from competing services, by which time we expect to have further developed our other advantages such as brand, distribution, and our proprietary merchandising platform. Despite the growing popularity of Internet delivered content, we expect that the standard definition DVD, along with its high definition successor, Blu-ray (collectively referred to as “DVD”), will continue to be the primary means by which a majority of Netflix subscribers view content for the foreseeable future. However, at some point in the future, we expect that Internet delivery of content to the home will surpass DVD as the primary means by which most Netflix subscribers view content.

We promote our service to consumers through various marketing programs, including online promotions, TV and radio advertising, package inserts, direct mail and other promotions with third parties. We also engage our consumer electronics partners to generate new subscribers for our service. These programs encourage consumers to subscribe to our service and may include a free trial period. At the end of the free trial period, subscribers are automatically enrolled as paying subscribers, unless they cancel their subscription. All paying subscribers are billed monthly in advance. We believe that our paid marketing efforts are significantly enhanced by the benefits of word-of-mouth advertising, our subscriber referrals and our active public relations programs.

We use our proprietary recommendation and merchandising technology to determine which titles are presented to a subscriber. In doing so, we believe we provide our subscribers with a quick and personalized way to find titles they are more likely to enjoy while also effectively managing our inventory utilization. Our merchandising efforts are used throughout our web site and as part of the user interface on many Netflix Ready Devices to determine which titles are displayed to subscribers, including the generation of lists of similar titles. We believe our merchandising efforts create a powerful method for catalog browsing and efficient library utilization.

We obtain content through direct purchases, revenue sharing agreements and license agreements with studios, distributors and other suppliers. DVD content is typically obtained through direct purchases or revenue sharing agreements. Streaming content is generally licensed for a fixed fee for the term of the license agreement.

We ship and receive DVDs throughout the United States and maintain a nationwide network of shipping centers that allows us to provide fast delivery and return service to our subscribers. We also utilize third party content delivery networks to help us efficiently stream movies and TV episodes in high volume to Netflix subscribers over the Internet.

We are focused on growing our subscriber base and revenues and utilizing our proprietary recommendation and merchandising technology to minimize variable and fixed operating costs within the framework of providing a valuable and compelling user experience. Our technology is extensively employed to manage and integrate our business, including our Web site interface, order processing, fulfillment operations and customer service. We believe that our technology also allows us to maximize our library utilization and to run our fulfillment operations in a flexible manner with minimal capital requirements.

We are organized in a single operating segment. We currently generate all our revenues in the United States, although we plan to launch a limited international expansion with a streaming subscription service in 2010. Substantially all our revenues are derived from monthly subscription fees. We have no long-lived assets outside the United States.

Industry and competitive overview

We operate in the subscription segment of the in-home entertainment video market. In 2007, we expanded our DVD-by-mail distribution model to include streaming content over the Internet. This hybrid distribution model expands the consumer appeal of the Netflix subscription service beyond the traditional reach of the DVD rental segment and offers subscribers a uniquely compelling selection of content, both streaming and DVD, for one low monthly price. While the consumer appeal of this hybrid service has grown quickly, the market for Internet delivered video content is still in its formative stages, and we expect competition to be intense.

Currently the market for Internet delivered video consists of three market segments: video-on-demand (“VOD”), ad supported, and subscription. The VOD segment includes competitors like Amazon, Apple, Blockbuster, Cinemanow and Microsoft. The ad supported segment includes competitors like Hulu and YouTube. Currently, Netflix is the primary provider in the subscription segment, but we expect direct and indirect competition to emerge and continue to grow as the consumer appeal for Internet delivery of video continues to expand.

The market for in-home entertainment video is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple in-home entertainment video providers and can easily shift spending from one provider to another. For example, consumers may subscribe to cable, rent a DVD from Redbox or Blockbuster, buy a DVD from Wal-Mart or Amazon, download a movie from Apple iTunes, watch a TV show on Hulu.com, and subscribe to Netflix, or some combination thereof, all in the same month. New competitors may be able to launch new businesses at a relatively low cost. DVDs and Internet delivery of content represent only two of many existing and potential new technologies for viewing entertainment video. In addition, the growth in adoption of DVD and Internet delivery of content is not mutually exclusive from the growth of other technologies.

Our principal competitors include:

•	DVD rental outlets and kiosk services, such as Blockbuster, Movie Gallery and Redbox;

•

video package providers with pay-per-view and VOD content including cable providers, such as Time Warner and Comcast; direct broadcast satellite providers, such as DIRECTV and Echostar; and telecommunication providers such as AT&T and Verizon;

•	online DVD subscription rental web sites, such as Blockbuster Online;

•	entertainment video retail stores, such as Best Buy, Wal-Mart and Amazon.com; and

•	Internet movie and TV content providers, such as Apple’s iTunes, Amazon.com, Hulu.com and Google’s YouTube.

Studio licensing and movie distribution

Motion pictures, including movies and TV episodes (“entertainment video”) are distributed broadly through a variety of channels, including movie theaters, airlines, hotels and in-home. In-home distribution channels include DVD rental, retail outlets and web sites, Internet delivery and cable, satellite and telecommunication providers offering basic and premium TV, pay-per-view and VOD. Currently, studios distribute movies approximately three to six months after theatrical release to the home video market, three to seven months after theatrical release to pay-per-view and VOD, one year after theatrical release to premium TV and two to three years after theatrical release to basic cable and network TV. Internet delivered content is made available typically at the same time as pay-per-view or VOD. However, some content, such as TV episodes, are often made available for Internet viewing shortly after the original airing date. The major studios and TV networks have continued to experiment with shortened release windows, and we anticipate that they will continue to test a variety of modifications or adjustments to the traditional windows, including releasing movies simultaneously on DVD and VOD.

Competitive strengths

We believe that our revenue and subscriber growth are a result of the following competitive strengths:

Iconic brand.    Netflix has been highly rated in online retail customer satisfaction by independent surveys from Nielsen Online and in every one of the ten consecutive surveys conducted by ForeSee/FGI Research. Because of the high level of consumer satisfaction with Netflix, over 90 percent of surveyed subscribers say that they would recommend the Netflix service to a friend. We believe that these high levels of customer satisfaction and brand loyalty make it expensive and difficult for competitors to displace Netflix as a subscription segment leader.

Personalized merchandising.    We utilize various tools, including our proprietary recommendation technology, to create a custom interface for each subscriber. We believe that this customization enhances the user experience by helping Netflix subscribers discover great movies. Subscribers rate titles through our service, and our recommendation technology compares these ratings to the database of ratings collected from our entire user base. For each subscriber, these comparisons are used to make predictions about specific titles the subscriber may enjoy. These predictions, along with other factors, are used to help merchandise titles to subscribers. We believe that our recommendation technology and our other merchandising practices allow us to create broad-based demand for our library and maximize utilization of our library. By creating demand for content, we seek to cost-effectively balance subscriber demand between newer, more expensive titles, and older, less expensive titles. Our ability to generate demand for these older, or “long-tail,” titles while maintaining high levels of customer satisfaction helps us manage and maintain our gross margin, subscriber acquisition cost, churn rate and lifetime subscriber profit. To that end, approximately 70% of the DVDs shipped during 2009 were titles with DVD release dates greater than 13 weeks.

Growing scale.    We have achieved a level of scale in our business that provides many operational and competitive advantages. From an operational perspective, for example, we are able to cost effectively automate many of our shipping and receiving processes, helping to drive down unit shipping costs while also providing a better, more consistent experience to our subscribers. Such scale economies also have contributed over time to expanding operating margins which has made it possible for Netflix to aggressively price its service offering at levels difficult for competition to meet.

Convenience, selection and fast delivery.    Subscribers can conveniently select titles by building and modifying a personalized queue of titles on our Web site or by selecting titles directly from select Netflix Ready Devices. We create a unique experience for subscribers by generating user interfaces on our Website and Netflix Ready Devices that are tailored to subscribers’ individual rental and ratings history. Subscribers rate approximately 20 million movies a week and Netflix has recorded more than 3 billion ratings to date. Based on each subscriber’s queue, we ship DVDs by first class mail and subscribers return these DVDs to us in prepaid mailers. After receipt of returned DVDs, we mail our subscribers the next available DVD in their queue of selected titles. We have a vast array of titles on DVD and our nationwide network of distribution centers allows us to offer fast delivery. In addition, subscribers can select from a growing number of titles that can be watched instantly on their computers or TVs without commercial interruption. The number of streaming content choices has grown approximately 30% over the year ended December 31, 2009 and is expected to continue to grow rapidly for the foreseeable future.

Growth strategy

Our core strategy to grow a large subscription business consisting of streaming and DVD-by-mail content includes the following key elements:

Providing compelling value for subscribers.    For a low fixed monthly fee, we provide subscribers access to a growing library of movies and TV episodes that can be watched instantly and a vast selection of DVD titles. We quickly deliver DVDs to subscribers from our shipping centers located throughout the United States by U.S. mail. Subscribers can, at no additional fee, also stream movies and TV episodes to their computers and TVs. There are no due dates, no late fees, no shipping fees and no pay-per-view fees. We merchandise titles in easy-to-recognize lists including new releases, by genre and other targeted categories. Our recommendation and merchandising technology provides subscribers with individualized recommendations of titles from our library. Our convenient, easy-to-use Web site allows subscribers to quickly select current titles, reserve upcoming releases and build an individual queue for future viewing.

Utilizing technology to enhance subscriber experience and operate efficiently.    We utilize proprietary and other technology to manage the processing and distribution of DVDs from our shipping centers and the delivery of streaming content over the Internet. Our software and equipment automate the process of tracking and routing DVDs to and from each of our shipping centers and allocate order responsibilities among them. We continuously monitor, test and seek to improve the efficiency of our distribution, processing and inventory management systems as our subscriber base and shipping volume grows. We operate a nationwide network of shipping centers and continue to develop this network to meet the demands of our operations. We also utilize third party content delivery networks to help us efficiently stream movies and TV episodes in high volume to Netflix subscribers over the Internet.

Building mutually beneficial relationships with entertainment video providers.    We have invested substantial resources in establishing strong ties with various entertainment video providers. We maintain an office in Beverly Hills, California in order to maintain effective working relationships with the major studios. We obtain content through direct purchases, revenue sharing agreements and license agreements. We work with the content providers to determine which method of acquiring titles is the most beneficial for each party. Our growing subscriber base provides studios with an additional distribution outlet for popular movies and TV episodes, as well as niche titles and programs.

Expanding the number of devices capable of streaming video from Netflix.    We have engaged a number of consumer electronics partners to offer instant streaming of content from Netflix to various devices. We currently offer subscribers the ability to stream content through their computers and other devices, including the Xbox 360, PlayStation3, Internet-connected TVs and Blu-ray players, TiVo, and the Roku video digital player. We intend to broaden our partner relationships over time so that more devices, such as the Nintendo Wii game console, are capable of streaming content from Netflix. By providing consumers with a broad array of devices capable of streaming content from Netflix, we believe that we enhance the value of our service to subscribers as well as position ourselves for continued growth as the Internet delivery of content becomes more popular.

Our web site—www.netflix.com

We apply substantial resources to develop and maintain technology to implement the features of our Web site, such as subscription account signup and management, personalized movie merchandising, inventory optimization and streaming content. We believe that our Web site provides our subscribers with an easy-to-use interface that enhances the value of our service. We believe that our ability to personally merchandise our content through the Web site optimizes subscriber satisfaction and management of our library by integrating the predictions from our recommendation and merchandising technology, each subscriber’s current queue and viewing history, inventory levels and other factors to determine which movies to promote to each subscriber. Subscribers pay for our service by a credit or debit card. We utilize third party services to authorize and process our payment methods. Throughout our Web site, we have extensive measurement and testing capabilities, allowing us to continuously optimize our Web site according to our needs, as well as those of our subscribers. We use random control testing extensively, including testing service levels, plans, promotions and pricing.

Merchandising

We use our proprietary recommendation and merchandising technology along with other data to determine which titles are presented to a subscriber. In doing so, we believe we provide our subscribers with a quick and personalized way to find titles they are more likely to enjoy while also effectively managing our inventory utilization. Our merchandising efforts are used throughout our web site to determine which titles are displayed to subscribers, including the generation of lists of similar titles. We believe our merchandising efforts create a powerful method for catalog browsing and efficient library utilization.

We also provide our subscribers with detailed information about each title in our library which helps them select movies they will enjoy. This information may include:

•	factual data, including length, rating, cast and crew, special DVD features and screen formats;

•	movie trailers and other editorial perspectives, including plot synopses and reviews written by our editors, third parties and by other Netflix subscribers; and

•	data from our recommendation and merchandising technology, including personal rating, average rating and other similar titles the subscriber may enjoy.

Marketing

We use multiple marketing channels through which we attract subscribers to our service. Online advertising is an important channel for acquiring subscribers. We advertise our service online through such vehicles as paid search listings, banner ads, text links and permission based e-mails. In addition, we have an affiliate program whereby we make available Web-based banner ads and other advertisements that third parties may retrieve on a self-assisted basis from our Web site and place on their Web sites. We also engage our consumer electronics partners to generate new subscribers for our service. We also advertise our service on various regional and national TV and radio stations. We use targeted, solo direct mail, shared mail and newspaper print advertising to acquire new subscribers. We also participate in a variety of cooperative advertising programs with studios under the terms of which we receive cash consideration in exchange for featuring the studios movies in Netflix promotional advertising. We believe that our paid marketing efforts are significantly enhanced by the benefits of word-of-mouth advertising, our subscriber referrals and our active public relations programs.

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

Fulfillment operations

We have allocated substantial resources to developing, maintaining and testing the technology that helps us manage fulfillment and the integration of our web site, transaction processing systems, fulfillment operations, inventory levels, content delivery networks and coordination of our shipping centers. We ship and receive DVDs from a nationwide network of shipping centers located throughout the United States. We believe our shipping centers allow us to improve the customer experience for subscribers by shortening the transit time for our DVDs through the U.S. Postal Service. We also utilize third party content delivery networks to help us efficiently stream movies and TV episodes in high volume to our subscribers over the Internet.

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

Employees

As of December 31, 2009, we had 1,883 full-time employees. We also utilize part-time and temporary employees, primarily in our fulfillment operations, to respond to the fluctuating demand for DVD shipments. As of December 31, 2009, we had 2,197 part-time and temporary employees. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Other information

We were incorporated in Delaware in August 1997 and completed our initial public offering in May 2002. Our principal executive offices are located at 100 Winchester Circle, Los Gatos, California 95032, and our telephone number is (408) 540-3700. We maintain a Web site at www.netflix.com . The contents of our Web site are not incorporated in, or otherwise to be regarded as part of, this Annual Report on Form 10-K. In this Annual Report on Form 10-K, “Netflix,” the “Company,” “we,” “us,” “our” and the “registrant” refer to Netflix, Inc.

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

We must continue to attract subscribers to our service. Our ability to attract subscribers will depend in part on our ability to consistently provide our subscribers with a valuable and quality experience for selecting, viewing, receiving and returning DVD and streaming titles, including providing valuable recommendations through our recommendation and merchandising technology. Furthermore, the relative service levels, pricing and related features of competitors to our service may adversely impact our ability to attract subscribers. Competitors include DVD rental outlets and kiosk services, video package providers with pay-per-view and VOD content, online DVD subscription rental web sites, entertainment video retail stores and Internet movie and TV content providers. If consumers do not perceive our service offering to be of value, or if we introduce new services that are not favorably received by them, we may not be able to attract subscribers. In addition, many of our subscribers are rejoining our service or originate from word-of-mouth advertising from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract subscribers, and as a result, our revenues will be adversely affected.

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

The market segment for online DVD rental has grown significantly since inception. Some of the increasing growth can be attributed to changes in our service offering, especially the ability of our subscribers to stream movies and TV episodes on their TVs and computers. A decline in our rate of growth could indicate that the market segment for online DVD rentals is beginning to saturate. While we believe that online DVD rentals will continue to grow for the foreseeable future, if this market segment were to saturate, our business would be adversely affected.

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

Some digital cable providers and Internet content providers have implemented technology referred to as VOD. This technology transmits movies and other entertainment content on demand with interactive capabilities such as start, stop and rewind. In addition, other technologies have been developed that allow alternative means for consumers to receive and watch movies or other entertainment, particularly over the Internet and on devices such as cell phones. Although we are providing our own Internet-based delivery of content, allowing our subscribers to stream certain movies and TV episodes, VOD or other technologies may become more affordable and viable alternative methods of content delivery that are widely supported by studios and distributors and adopted by consumers. If this happens more quickly than we anticipate or more quickly than our own Internet delivery offerings, or if other providers are better able to meet studio and consumer needs and expectations, our business could be adversely affected.

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

Under U.S. Copyright Law, once a copyright owner sells a copy of his work, the copyright owner relinquishes all further rights to sell or otherwise dispose of that copy. While the copyright owner retains the underlying copyright to the expression fixed in the work, the copyright owner gives up his ability to control the fate of the work once it had been sold. As such, once a DVD is sold into the market, those obtaining the DVD are permitted to re-sell it, rent it or otherwise dispose of it. If Congress or the courts were to change or substantially limit this First Sale Doctrine, our ability to obtain content and then rent it could be adversely affected. Likewise, if studios agree to limit the sale or distribution of their content in ways that try to limit the affects of the First Sale Doctrine, our business could be adversely affected. For example, some studios have expressed a desire to delay the availability of new release DVDs for rental for a brief period of time following the DVDs release to the retail market and, in connection therewith, would prohibit certain of their wholesalers from selling to various rental outlets, such as us and Redbox. In fact, Universal Studios and Twentieth Century Fox are engaged in litigation brought by Redbox over this practice. Furthermore, certain content owners, from time to time, have established exclusive rental windows with particular outlets. This happened in late 2006 and again in late 2007 when Blockbuster announced arrangements with certain content owners pursuant to which Blockbuster would receive content on DVDs for rental exclusively by Blockbuster. To the extent content is to be distributed exclusively and not to retail vendors or distributors, we could be prevented from obtaining such content. To the extent the content is also sold to retail vendors or distributors, we would not be prohibited from obtaining and renting such content pursuant to the First Sale Doctrine. Nonetheless, to the extent content owners do not distribute to us directly or through their wholesalers or otherwise establish exclusive rental windows, it will impact our ability to obtain such content in the most efficient manner and, in some cases, in sufficient quantity to satisfy demand. If such arrangements were to become more commonplace or if additional impediments to obtaining content were created, our ability to obtain content could be impacted and our business could be adversely affected.

Delayed availability of new release DVDs for rental could adversely affect our business.

We recently entered into a licensing agreement with Warner Bros. whereby we agreed not to rent new release Warner Bros. DVDs until twenty-eight days after such DVDs are first made available for retail sale. We believe that this agreement, and perhaps others like it, will provide us with less expensive content as well as deeper copy depth, thus improving both our business and consumer experience. Nonetheless, it is possible that the delay in obtaining new release content both from Warner Bros. and any other suppliers that may adopt similar licensing strategies could impact consumer perception of our service or otherwise negatively impact subscriber satisfaction. If this were to happen, our business could be adversely impacted.

If studios were to offer new releases of entertainment video to other distribution channels prior to, or on parity with, the release on DVD, our business could be adversely affected.

Except for theatrical release, DVDs currently enjoy a competitive advantage over other distribution channels, such as pay-per-view and VOD, because of the early distribution window on the DVD format. The window for new releases on DVD is generally exclusive against other forms of non-theatrical movie distribution, such as pay-per-view, Internet delivery, premium TV, basic cable and network and syndicated TV. The length of the exclusive window for movie rental and retail sales varies and the order, length and exclusivity of each window for each distribution channel are determined solely by the studio releasing the title. Over the past several years, the major studios have shortened the release windows and several studios have released movies simultaneously on DVD and VOD. If other distribution channels were to receive priority over, or parity with, DVD and such practices are widely adopted, our subscribers might find these other distribution channels of more value than our service and our business could be adversely affected.

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

We rely upon a number of partners to offer instant streaming of content from Netflix to various devices.

We currently offer subscribers the ability to receive streaming content through their PCs, Macs and other devices, including Internet-connected Blu-ray players and TVs, digital video players and game consoles. We intend to broaden our capability to instantly stream movies and TV episodes to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our business could be adversely impacted. Our agreements with our consumer electronics partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us. Furthermore, devices are manufactured and sold by entities other than Netflix and while these entities should be responsible for the devices’ performance, the connection between these devices and Netflix may nonetheless result in consumer dissatisfaction toward Netflix and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices. If partners do not update or otherwise modify their devices, our service and our subscribers use and enjoyment could be negatively impacted.

If we experience increased demand for titles which we are unable to offset with increased subscriber retention or operating margins, our operating results may be adversely affected.

With our unlimited plans, there is no established limit to the number of movies and TV episodes that subscribers may rent on DVD or watch instantly. We are continually adjusting our service in ways that may impact subscriber content usage. Such adjustments include new Web site features and merchandising practices, improvements in the technology that enable subscribers to instantly watch movies and TV episodes, an expanded DVD distribution network and software and process changes. In addition, demand for titles may increase for a variety of reasons beyond our control, including promotion by studios and seasonal variations or shifts in consumer content watching.

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

Certain titles cost us more to purchase or result in greater revenue sharing expenses, depending on the source from which they are obtained and the terms on which they are obtained. If subscribers select these titles more often on a proportional basis compared to all titles selected, our revenue sharing and other content acquisition expenses could increase, and our gross margins could be adversely affected. In addition, films released on Blu-ray and those released for streaming may be more expensive to obtain than in the standard definition DVD format. The rate of customer acceptance and adoption of these new formats is uncertain. If subscribers select these formats on a proportional basis more often than the existing standard definition DVD format, our content acquisition expenses could increase, and our gross margins could be adversely affected.

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

We utilize a broad mix of marketing programs to promote our service to potential new subscribers. We obtain new subscribers through our online marketing efforts, including paid search listings, banner ads, text links and permission-based e-mails, as well as our active affiliate program. We also engage our consumer electronics partners to generate new subscribers for our service. In addition, we have engaged in various offline marketing programs, including TV and radio advertising, direct mail and print campaigns, consumer package and mailing insertions. We also acquire a number of subscribers who rejoin our service having previously cancelled their membership. We maintain an active public relations program to increase awareness of our service and drive subscriber acquisition. We opportunistically adjust our mix of marketing programs to acquire new subscribers at a reasonable cost with the intention of achieving overall financial goals. If we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscriber levels and marketing expenses may be adversely affected.

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

We use complex proprietary and other technology to process deliveries and returns of our DVDs and to manage other aspects of our operations, including streaming of movies and TV episodes to our subscribers. We continually enhance or modify the technology used for our distribution operations. We cannot be sure that any enhancements or other modifications we make to our distribution operations will achieve the intended results or otherwise be of value to our subscribers. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to maintain and enhance our technology to manage the processing of DVDs among our shipping centers or the streaming of movies and TV episodes to our subscribers in a timely and efficient manner, our ability to retain existing subscribers and to add new subscribers may be impaired. In addition, if our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to retain existing subscribers and to add new subscribers may be impaired. Also, any harm to our subscribers’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

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

Increases in postage delivery rates could adversely affect our gross profit if we elect not to raise our subscription fees to offset the increase. The U.S. Postal Service increased the rate for first class postage on May 12, 2008 to 42 cents and again in May 2009 to 44 cents. It is expected that the U.S. Postal Service will raise rates again in subsequent years in accordance with the powers given the U.S. Postal Service in connection with the 2007 postal reform legislation. However, in October 2009, the U.S. Postal Service announced that it would not raise rates in 2010. The U.S. Postal Service continues to focus on plans to reduce its costs and make its service more efficient. If the U.S. Postal Service were to change any policies relative to the requirements of first-class mail, including changes in size, weight or machinability qualifications of our DVD envelopes, such changes could result in increased shipping costs or higher breakage for our DVDs, and our gross margin could be adversely affected. For example, the Office of Inspector General (“OIG”) at the U.S. Postal Service issued a report in November 2007 recommending that the U.S. Postal Service revise the machinability qualifications for first class mail related to DVDs or to charge DVD mailers who don’t comply with the new regulations a 17 cent surcharge on all mail deemed unmachinable. In addition, a by-mail game rental company filed a complaint with the Postal Regulatory Commission alleging that the U.S. Postal Service unreasonably discriminated against it in favor of Netflix and Blockbuster. To the extent this proceeding was to result in operational or regulatory changes impacting our mail processing, our gross margins and business operations could be adversely affected. We do not anticipate any material impact to our operational practices or postage delivery rates arising from the OIG report or the proceeding. Also, if the U.S. Postal Service curtails its services, such as by closing facilities or discontinuing or reducing Saturday delivery service, our ability to timely deliver DVDs could diminish, and our subscriber satisfaction could be adversely affected.

Studios also release films in high definition format on Blu-ray. This high definition format DVD has higher damage rates than we currently experience with standard definition DVDs. If we were to see a significant increase in the number of Blu-ray DVDs we ship or an increase in the percentage of Blu-ray DVDs our subscribers take and the damage rates remained higher than standard definition DVDs, our gross margins, profitability and cash flow could be adversely affected.

If we are unable to effectively utilize our recommendation and merchandising technology, our business may suffer.

Our proprietary recommendation and merchandising technology enables us to predict and recommend titles and effectively merchandise our library to our subscribers. We believe that in order for our recommendation and merchandising technology to function most effectively, it must access a large database of user ratings. We cannot assure that our recommendation and merchandising technology will continue to function effectively to predict and recommend titles that our subscribers will enjoy, or that we will continue to be successful in enticing subscribers to rate enough titles for our database to effectively predict and recommend new or existing titles.

We are continually refining our recommendation and merchandising technology in an effort to improve its predictive accuracy and usefulness to our subscribers. We may experience difficulties in implementing refinements. In addition, we cannot assure that we will be able to continue to make and implement meaningful refinements to our recommendation technology.

If our recommendation and merchandising technology does not enable us to predict and recommend titles that our subscribers will enjoy or if we are unable to implement meaningful improvements, our personal movie recommendation service will be less useful, in which event:

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

Any significant disruption in our computer systems or those of third parties that we utilize in our operations could result in a loss or degradation of service and could adversely impact our business.

Subscribers and potential subscribers access our service through our Web site or a Netflix Ready Device. Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance of our computer systems and those of third parties that we utilize in our operations. Interruptions in these systems, or with the Internet in general, including discriminatory network management practices, could make our service unavailable or degraded or otherwise hinder our ability to fulfill DVD selections or deliver streaming content. For example, in August 2008, we suffered a service interruption that impacted our ability to ship and receive DVDs as well as stream movies to our subscribers. Much of our software is proprietary, and we rely on the expertise of our engineering and software development teams for the continued performance of our software and computer systems. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our subscription service to existing and potential subscribers.

Our servers and those of third parties we use in our operations are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Our Web site periodically experiences directed attacks intended to cause a disruption in service. Any attempts by hackers to disrupt our service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. Our insurance does not cover expenses related to direct attacks on our Web site or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. In certain instances, we have voluntarily provided affected subscribers with a credit during periods of extended outage. Any significant disruption to our service or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party Web hosting provider. We recently have begun utilizing third-party Internet-based or “cloud” computing systems in connection with our business operations. Also, we utilize third-party content delivery networks to help us stream movies and TV episodes in high volume to Netflix subscribers over the Internet. Fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and hardware or cause them to fail completely. As we do not maintain entirely redundant systems, a disrupting event could result in prolonged downtime of our operations and could adversely affect our business. In addition, problems faced by our third party Web hosting, cloud computing, or content delivery network providers, including technological or business-related disruptions, could adversely impact the experience of our subscribers.

In the event of an earthquake or other natural or man-made disaster, our operations could be adversely affected.

Our executive offices and data centers are located in the San Francisco Bay Area. We have shipping centers located throughout the United States, including earthquake and hurricane-sensitive areas. Our business and operations could be adversely affected in the event of these natural disasters as well as from electrical blackouts, fires, floods, power losses, telecommunications failures, break-ins or similar events. We may not be able to effectively shift our fulfillment and delivery operations to handle disruptions in service arising from these events. Because the San Francisco Bay Area is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our executive offices and data centers. We are not insured against any losses or expenses that arise from a disruption to our business due to earthquakes and may not have adequate insurance to cover losses and expenses from other natural disasters.

Privacy concerns could limit our ability to leverage our subscriber data and our disclosure of or unauthorized access to subscriber data could adversely impact our business and reputation.

In the ordinary course of business and in particular in connection with providing our personal movie recommendations, we collect and utilize data supplied by our subscribers. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation as well as increased enforcement of existing laws, could have an adverse effect on our business. In addition, if unauthorized access to our subscriber data were to occur or if we were to disclose data about our subscribers in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results.

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

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our Web site, our recommendation and merchandising technology, title selection processes and marketing activities.

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content on our Web site. We use the intellectual property of third parties in merchandising our products and marketing our service through contractual and other rights. From time to time, third parties allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not exhaustively searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current Web site or our recommendation and merchandising technology or inability to market our service or merchandise our products. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

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

If we become subject to liability for content that we distribute through our service, our results of operations would be adversely affected.

As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we distribute. We also may face potential liability for content uploaded from our users in connection with our community-related content or movie reviews. If we become liable, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our results of operations. We cannot assure that we are adequately insured or indemnified to cover claims of these types or liability that may be imposed on us.

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

We issued $200 million in a debt offering and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

As of December 31, 2009, we have $200 million in 8.50% senior notes outstanding. Risks relating to our long-term indebtedness include:

•

Requiring us to dedicate a portion of our cash flow from operations to payments on our indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, acquisitions and investments and other general corporate purposes;

•	Limiting our flexibility in planning for, or reacting to, changes in our business and the markets in which we operate; and

•	Limiting our ability to borrow additional funds or to borrow funds at rates or on other terms we find acceptable.

In addition, it is possible that we may need to incur additional indebtedness in the future in the ordinary course of business. The terms of indentures governing our outstanding senior notes allow us to incur additional debt subject to certain limitations. If new debt is added to current debt levels, the risks described above could intensify.

The agreements governing our indebtedness contain various covenants that limit our discretion in the operation of our business and also require us to meet certain covenants. The failure to comply with such covenants could have a material adverse effect on us.

The agreements governing our indebtedness contain various covenants, including those that restrict our ability to, among other things:

•	Borrow money, and guarantee or provide other support for indebtedness of third parties including guarantees;

•	Pay dividends on, redeem or repurchase our capital stock;

•	Make investments in entities that we do not control, including joint ventures;

•	Enter into certain asset sale transactions;

•	Enter into secured financing arrangements;

•	Enter into sale and leaseback transactions; and

•	Enter into unrelated businesses.

These covenants may limit our ability to effectively operate our businesses. Any failure to comply with the restrictions of any agreement governing our other indebtedness may result in an event of default under those agreements.

Risks Related to Our Stock Ownership

Our officers and directors and their affiliates will exercise significant control over Netflix.

As of December 31, 2009, our executive officers and directors, their immediate family members and affiliated venture capital funds beneficially owned, in the aggregate, approximately 23% of our outstanding common stock and stock options that are exercisable within 60 days. In particular, Jay Hoag, one of our directors, beneficially owned approximately 14% and Reed Hastings, our Chief Executive Officer, President and Chairman of the Board, beneficially owned approximately 6%. These stockholders may have individual interests that are different from other stockholders and will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

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

We record substantial stock compensation expenses related to our issuance of stock options and shares under our employee share purchase program that may have a material negative impact on our operating results for the foreseeable future.

Our stock-based compensation expenses totaled $12.6 million, $12.3 million and $12.0 million during 2009, 2008 and 2007, respectively. We expect our stock-based compensation expenses will continue to be significant in future periods, which will have an adverse impact on our operating results. The lattice-binomial model used to value our stock option grants and the black-scholes models used to value shares granted under our employee share purchase program both require the input of highly subjective assumptions, including the price volatility of the underlying stock. If facts and circumstances change and we employ different assumptions for estimating stock-based compensation expense in future periods, or if we decide to use a different valuation model, the future period expenses may differ significantly from what we have recorded in the current period and could materially affect the fair value estimate of stock-based payments, our operating income, net income and net income per share.

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

We do not own any real estate. The following table sets forth the location, approximate square footage, lease expiration and the primary use of each of our principal properties:

Location	Estimated Square Footage	Lease Expiration Date	Primary Use
Los Gatos, California	165,000	March 2013	Corporate office, general and administrative, marketing and technology and development
Columbus, Ohio	90,000	August 2016	Receiving for the Company and storage center, processing and shipping center for the Columbus Area
Hillsboro, Oregon	49,000	April 2011	Customer service center
Beverly Hills, California	20,000	August 2015	Content acquisition, general and administrative

We operate a nationwide network of distribution centers that serve major metropolitan areas throughout the United States. These fulfillment centers are under lease agreements that expire at various dates through August 2016. We also operate data centers in a leased third-party facility in Santa Clara, California. We believe that our current space will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.

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

	2009		2008
	High	Low	High	Low
First quarter	$44.42	$28.78	$39.65	$20.35
Second quarter	50.24	36.25	40.90	26.04
Third quarter	48.20	37.93	33.97	26.39
Fourth quarter	61.65	44.30	31.00	17.90

As of January 31, 2010, there were approximately 203 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

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

The following graph compares, for the five year period ended December 31, 2009, the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Composite Index and the S&P North American Technology Internet Index. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2004, December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008 and December 31, 2009. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index and the stocks represented in the S&P North American Technology Internet Index, respectively, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of 23 stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance:

Issuer Purchases of Equity Securities

Stock repurchases during the three months ended December 31, 2009 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value That May Yet Be Purchased Under the Program
October 1, 2009—October 31, 2009	1,147,383	$45.57	1,147,383	$178,030,792
November 1, 2009—November 30, 2009	470,376	57.69	470,376	150,894,286
December 1, 2009—December 31, 2009	—	—	—	150,894,286

Total	1,617,759	$49.09	1,617,759	$150,894,286

On August 6, 2009, the Company announced that its Board of Directors authorized a stock repurchase plan that enables the Company to repurchase up to $300 million of its common stock through the end of 2010. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Under this program, the Company repurchased 3,197,459 shares of common stock at an average price of approximately $47 per share for an aggregate amount of $149 million.

On January 26, 2009, the Company announced that its Board of Directors authorized a stock repurchase program for 2009. Under this program, the Company repurchased 4,173,855 shares of common stock at an average price of approximately $42 per share for an aggregate amount of approximately $175 million. This program terminated on August 6, 2009.

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

The following selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8, Financial Statements and Supplementary Data .”

	Year ended December 31,
	2009	2008	2007 (1)	2006	2005 (2)
	(in thousands, except per share data)
Revenues	$1,670,269	$1,364,661	$1,205,340	$996,660	$682,213
Total cost of revenues	1,079,271	910,234	786,168	626,985	465,775
Operating income	191,939	121,506	91,773	65,218	2,622
Net income	115,860	83,026	66,608	48,839	41,889

Net income per share:
Basic	$2.05	$1.36	$0.99	$0.78	$0.78

Diluted	$1.98	$1.32	$0.97	$0.71	$0.64

Weighted-average shares outstanding:
Basic	56,560	60,961	67,076	62,577	53,528

Diluted	58,416	62,836	68,902	69,075	65,518

Notes:

(1)	Operating expenses for the year includes a one-time payment received in the amount of $7.0 million as a result of resolving a patent litigation with Blockbuster, Inc.

(2)	Net income for the year includes a benefit of realized deferred tax assets of $34.9 million or approximately $0.53 per diluted share, related to the recognition of the Company’s deferred tax assets. In addition, general and administrative expenses includes an accrual of $8.1 million (net of expected insurance proceeds for reimbursement of legal defense costs of $0.9 million) related to the settlement costs of a class action lawsuit.

	As of December 31,
	2009	2008 (5)	2007	2006	2005
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$134,224	$139,881	$177,439	$400,430	$212,256
Short-term investments (3)	186,018	157,390	207,703	—	—
Working capital	184,644	142,908	223,518	234,582	105,776
Total assets	679,734	615,424	678,998	633,013	385,114
Long-term debt	200,000	—	—	—	—
Lease financing obligations, excluding current portion	36,572	37,988	35,652	23,798	19,876
Other non-current liabilities	17,650	14,264	4,629	1,761	1,421
Stockholders’ equity	199,143	347,155	429,812	413,618	225,902

	As of / Year Ended December 31,
	2009	2008	2007	2006	2005
	(in thousands, except subscriber acquisition cost)
Other Data:
Total subscribers at end of period	12,268	9,390	7,479	6,316	4,179
Gross subscriber additions during period	9,332	6,859	5,340	5,250	3,729
Subscriber acquisition cost (4)	$25.48	$29.12	$40.86	$42.94	$38.78

(3)	Short-term investments are comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities.

(4)	Subscriber acquisition cost is defined as total marketing expenses divided by total gross subscriber additions during the period.

(5)	Certain amounts as of December 31, 2008 have been reclassified to conform to the current period presentation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our Business

With more than 12 million subscribers, we are the world’s largest subscription service streaming movies and TV episodes over the Internet and sending DVDs by mail. Our subscribers can instantly watch unlimited movies and TV episodes streamed to their TVs and computers and can receive DVDs delivered quickly to their homes. We offer a variety of subscription plans, with no due dates, no late fees, no shipping fees and no pay-per-view fees. Aided by our proprietary recommendation and merchandising technology, subscribers can select from a growing library of titles that can be watched instantly and a vast array of titles on DVD. On average, approximately 2 million discs are shipped daily from our distribution centers across the United States. Additionally, more than 48% of our subscribers instantly watched more than 15 minutes of streaming content in the fourth quarter of 2009.

Subscribers can:

•

Watch streaming content without commercial interruption on their computers and TVs. The viewing experience is enabled by Netflix controlled software that can run on a variety of consumer electronics devices (“Netflix Ready Devices”). These Netflix Ready Devices currently include Blu-ray disc players, Internet-connected TVs, digital video players and game consoles.

•	Receive DVDs by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue.

Our core strategy is to grow a large subscription business consisting of streaming and DVD-by–mail content. By combining streaming and DVD as part of the Netflix subscription, we are able to offer subscribers a uniquely compelling selection of movies for one low monthly price. We believe this creates a competitive advantage as compared to a streaming only subscription service. This advantage will diminish over time as more content becomes available over the Internet from competing services, by which time we expect to have further developed our other advantages such as brand, distribution and our proprietary merchandising platform. Despite the growing popularity of Internet delivered content, we expect that the standard definition DVD, along with its high definition successor, Blu-ray (collectively referred to as “DVD”), will continue to be the primary means by which a majority of Netflix subscribers view content for the foreseeable future. However, at some point in the future, we expect that Internet delivery of content to the home will surpass DVD as the primary means by which most Netflix subscribers view content.

Performance Highlights

The following represents our performance highlights for 2009, 2008 and 2007 (in thousands, except for per share amounts, percentages and subscriber acquisition costs):

	2009	2008	2007
Revenues	$1,670,269	$1,364,661	$1,205,340
Net income	115,860	83,026	66,608
Net income per share—diluted	$1.98	$1.32	$0.97

Total subscribers at end of period	12,268	9,390	7,479

Churn (annualized) (1)	4.2%	4.2%	4.3%
Subscriber acquisition cost	$25.48	$29.12	$40.86
Gross margin	35.4%	33.3%	34.8%

(1)	Churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber addition, then divided by three months. Churn (annualized) is the average of Churn for the four quarters of each respective year.

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

Content Accounting

We obtain content through direct purchases, revenue sharing agreements and license agreements with studios, distributors, and other suppliers. DVD content is obtained through direct purchases or revenue sharing agreements. Streaming content is generally licensed for a fixed fee for the term of the license agreement but may also be obtained through a revenue sharing agreement.

We acquire DVD content for the purpose of rental to our subscribers and earning subscription rental revenues, and, as such, we consider our direct purchase DVD library to be a productive asset. Accordingly, we classify our DVD library as a non-current asset on our consolidated balance sheets. Additionally, cash outflows for the acquisition of the DVD library, net of changes in related accounts payable, are classified as cash flows from investing activities on our consolidated statements of cash flows. This is inclusive of any upfront non-refundable payments required under revenue sharing agreements.

We amortize our direct purchase DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new-release DVDs and back-catalog DVDs is estimated to be one year and three years, respectively. In estimating the useful life of our DVDs, we take into account library utilization as well as an estimate for lost or damaged DVDs. For those direct purchase DVDs that we estimate we will sell at the end of their useful lives, a salvage value is provided. For those DVDs that we do not expect to sell, no salvage value is provided. We periodically evaluate the useful lives and salvage values of our DVDs.

Additionally, the terms of certain DVD direct purchase agreements with studios and distributors provide for volume purchase discounts or rebates based on achieving specified performance levels. Volume purchase discounts are recorded as a reduction of DVD library when earned. We accrue for rebates as earned based on historical title performance and estimates of demand for the titles over the remainder of the title term.

We obtain content distribution rights in order to stream movies and TV episodes without commercial interruption to subscribers’ computers and TVs via Netflix Ready Devices. We account for streaming content in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) topic 920 Entertainment—Broadcasters. Cash outflows associated with the streaming content are classified as cash flows from operating activities on our consolidated statements of cash flows.

We classify our streaming content obtained through a license agreement as either a current or non-current asset in the consolidated balance sheets based on the estimated time of usage after certain criteria have been met, including availability of the streaming content for its first showing. We amortize licensed streaming content on a straight-line basis generally over the term of the related license agreements or the title’s window of availability.

We also obtain DVD and streaming content through revenue sharing agreements with studios and distributors. We generally obtain titles for low initial cost in exchange for a commitment to share a percentage of our subscription revenues or to pay a fee, based on utilization, for a defined period of time, or the Title Term, which typically ranges from six to twelve months for each title. The initial cost may be in the form of an upfront non-refundable payment. This payment is capitalized in the content library in accordance with our DVD and streaming content policies as applicable. The initial cost may also be in the form of a prepayment of future revenue sharing obligations which is classified as prepaid revenue sharing expense. The terms of some revenue sharing agreements with studios obligate us to make minimum revenue sharing payments for certain titles. We amortize minimum revenue sharing prepayments (or accrete an amount payable to studios if the payment is due in arrears) as revenue sharing obligations are incurred. A provision for estimated shortfall, if any, on minimum revenue sharing payments is made in the period in which the shortfall becomes probable and can be reasonably estimated. Under the revenue sharing agreements for our DVD library, at the end of the Title Term, we generally have the option of returning the DVD to the studio, destroying the DVD or purchasing the DVD.

Stock-Based Compensation

Stock-based compensation expense is estimated at the grant date based on the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period, which is the vesting period.

We calculate the fair value of new stock-based compensation awards under our stock option plans using a lattice-binomial model. We use a Black-Scholes model to determine the fair value of employee stock purchase plan shares. These models require the input of highly subjective assumptions, including price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be materially impacted.

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

•

Suboptimal Exercise Factor:    Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives.

We grant stock options to our employees on a monthly basis. We have elected to grant all options as non-qualified stock options which vest immediately. As a result of immediate vesting, stock-based compensation expense is fully recognized on the grant date and no estimate is required for post-vesting option forfeitures. We also issue shares through our employee stock purchase program (“ESPP”) which has been determined to be compensatory in nature. Stock-based compensation expense for shares issued under this program is expensed over the offering period of six months.

Our stock-based compensation expenses totaled $12.6 million, $12.3 million and $12.0 million during 2009, 2008 and 2007, respectively. As a result of changes in our compensation structure and related employee elections for 2010 resulting in an increase in the number of options granted to employees, we expect our stock-based compensation expense for 2010 and future periods will increase significantly. See Note 7 to the consolidated financial statements for further information about stock based compensation.

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

	Year Ended December 31,
	2009	2008	2007
Revenues	100.0%	100.0%	100.0%
Costs of revenues:
Subscription	54.4	55.8	55.1
Fulfillment expenses	10.2	10.9	10.1

Total cost of revenues	64.6	66.7	65.2

Gross profit	35.4	33.3	34.8

Operating expenses:
Technology and development	6.9	6.6	5.9
Marketing	14.2	14.6	18.1
General and administrative	3.1	3.6	4.3
Gain on disposal of DVDs	(0.3)	(0.4)	(0.5)
Gain on legal settlement	—	—	(0.6)

Total operating expenses	23.9	24.4	27.2

Operating income	11.5	8.9	7.6
Other income (expense):
Interest expense	(0.4)	(0.2)	(0.1)
Interest and other income (expense)	0.4	0.9	1.7

Income before income taxes	11.5	9.6	9.2
Provision for income taxes	4.6	3.5	3.7

Net income	6.9%	6.1%	5.5%

Revenues

We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues. We currently generate all our revenues in the United States, although we plan to launch a limited international expansion with a streaming subscription service in 2010.

We offer a variety of subscription plans combining streaming movies and TV episodes over the Internet and sending DVDs by mail. The price per plan varies based on the number of DVDs that a subscriber has out at any given point and based on whether the service has limited or unlimited usage. All of our unlimited plans allow the subscriber unlimited streaming to their computer or Netflix Ready Device. The vast majority of our subscriber base has chosen a 1, 2 or 3-out Unlimited plan. Customers electing access to the high definition Blu-ray discs in addition to standard definition DVDs pay a surcharge ranging from $1 to $4 for our most popular plans. Pricing of our plans is as follows:

Price per month
1-out Limited	$4.99
1-out Unlimited	8.99
2-out Unlimited	13.99
3-out Unlimited	16.99
All other Unlimited Plans	23.99 to 47.99

	Year ended December 31,		Change
	2009	2008	2009 vs 2008
	(in thousands, except percentages and average monthly revenue per paying subscriber)
Revenues	$1,670,269	$1,364,661	22.4%
Other data:
Average number of paying subscribers	10,464	8,268	26.6%
Average monthly revenue per paying subscriber	$13.30	$13.75	(3.3)%

The $305.6 million increase in our revenues was primarily a result of the 26.6% growth in the average number of paying subscribers arising from increased consumer awareness of the compelling value proposition of streaming and DVDs by mail for one low price and other benefits of our service. This increase was offset in part by a 3.3% decline in average monthly revenue per paying subscriber, resulting from the continued growth in our lower priced subscription plans. The total number of average paying subscribers in our 1 and 2-out plans grew by 48.1% as compared to a 1.1% decline in all other plans during the year ended December 31, 2009.

	Year ended December 31,		Change
	2008	2007	2008 vs. 2007
	(in thousands, except percentages and average monthly revenue per paying subscriber)
Revenues	$1,364,661	$1,205,340	13.2%
Other data:
Average number of paying subscribers	8,268	6,718	23.1%
Average monthly revenue per paying subscriber	$13.75	$14.95	(8.0)%

The $159.3 million increase in our revenues was primarily a result of the 23.1% growth in the average number of paying subscribers arising from increased consumer awareness of the compelling value proposition of streaming and DVDs by mail for one low price and other benefits of our service. This increase was offset in part by an 8.0% decline in average monthly revenue per paying subscriber, resulting from the continued growth in our lower priced subscription plans, as well as a price reduction for our most popular subscription plans during the third quarter of 2007. The total number of average paying subscribers in our 1 and 2-out plans grew by 39.8% as compared to 6.1% in all other plans during the year ended December 31, 2008.

Until the average price paid by our new subscriber additions is equal to the average price paid by existing subscribers, we expect our average monthly revenue per paying subscriber will continue to decline, as the lower priced plans grow as a percentage of our subscriber base. This decline could be partially offset by the growth in the number of subscribers electing to receive Blu-ray discs for a surcharge as described above. Our revenues and average monthly revenue per paying subscriber could be impacted by future changes to our pricing structure which may result from competitive effects that we are unable to predict.

The following table presents our year-end subscriber information:

	As of December 31,
	2009	2008	2007
	(in thousands, except percentages)
Free subscribers	376	226	153
As a percentage of total subscribers	3.1%	2.4%	2.0%
Paid subscribers	11,892	9,164	7,326
As a percentage of total subscribers	96.9%	97.6%	98.0%
Total subscribers	12,268	9,390	7,479
Percentage change over prior period	30.6%	25.6%

Cost of Revenues

Cost of Subscription

Cost of subscription revenues consists of content delivery costs related to shipping DVDs and providing streaming content to subscribers as well as expenses related to the acquisition of content. Costs related to free-trial periods are allocated to marketing expenses.

Content delivery expenses consist of the postage costs to mail DVDs to and from our paying subscribers, the packaging and label costs for the mailers and all costs associated with streaming content over the Internet. We utilize third party content delivery networks to help us efficiently stream content in high volume to our subscribers over the Internet.

Content acquisition expenses consist of costs incurred in obtaining content such as amortization of content and revenue sharing expense. We obtain content from studios, distributors and other suppliers through direct purchases, revenue sharing agreements and license agreements.

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages)
Cost of subscription	$909,461	$761,133	19.5%
As a percentage of revenues	54.4%	55.8%

The $148.3 million increase in cost of subscription revenues was due to the following factors:

•

Content delivery expenses increased $101.7 million primarily due to an 18.6% increase in the number of DVDs mailed to paying subscribers. The increase in the number of DVDs mailed was driven by a 26.6% increase in the average number of paying subscribers, partially offset by a 6.3% decline in monthly DVD rentals per average paying subscriber primarily attributed to the growing popularity of our lower priced plans.

•	Content acquisition expenses increased by $46.6 million. This increase was primarily attributable to investments in streaming content.

	Year ended December 31,		Change
	2008	2007	2008 vs. 2007
	(in thousands, except percentages)
Cost of subscription	$761,133	$664,407	14.6%
As a percentage of revenues	55.8%	55.1%

The $96.7 million increase in cost of subscription revenues was due to the following factors:

•

Content delivery expenses increased $72.7 million primarily due to a 19.0% increase in the number of DVDs mailed to paying subscribers. The increase in the number of DVDs mailed was driven by a 23.1% increase in the average number of paying subscribers, partially offset by a 3.2% decline in monthly DVD rentals per average paying subscriber primarily attributed to the growing popularity of our lower priced plans. The increase is also due to an increase in the rates of first class postage in May 2008.

•	Content acquisition expenses increased by $24.0 million This increase was primarily attributable to the increased investments in streaming content, as well as an increase in DVD revenue sharing costs.

Fulfillment Expenses

Fulfillment expenses represent those expenses incurred in operating and staffing our shipping and customer service centers, including costs attributable to receiving, inspecting and warehousing our content library. Fulfillment expenses also include credit card fees.

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages)
Fulfillment expenses	$169,810	$149,101	13.9%
As a percentage of revenues	10.2%	10.9%

The $20.7 million increase in fulfillment expenses was due to the following:

•	Shipping and customer service centers expenses increased $10.5 million primarily due to a 14.0% increase in headcount to support the higher volume of content delivery and growth in subscribers.

•	Credit card fees increased $10.2 million as a result of the 22.4% growth in revenues.

	Year ended December 31,		Change
	2008	2007	2008 vs. 2007
	(in thousands, except percentages)
Fulfillment expenses	$149,101	$121,761	22.5%
As a percentage of revenues	10.9%	10.1%

The $27.3 million increase in fulfillment expenses was due to the following:

•

Shipping and customer service centers expenses increased $22.0 million primarily due to a 29.8% increase in headcount to support the higher volume of content delivery and the addition of new shipping centers.

•	Credit card fees increased $5.3 million as a result of the 13.2% growth in revenues.

Gross Margin

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages)
Gross profit	$590,998	$454,427	30.1%
Gross margin	35.4%	33.3%
Average monthly gross profit per paying subscriber	$4.71	$4.58	2.8%

The 2.1% increase in gross margin was primarily due to lower DVD content acquisition expenses per DVD mailed and a 6.3% decline in monthly DVD rentals per average paying subscriber driven by the growing popularity of our lower priced plans. This decline was higher than the decline in average revenue per paying subscriber of 3.3%. This was offset partially by increased investments in our streaming content.

	Year ended December 31,		Change
	2008	2007	2008 vs. 2007
	(in thousands, except percentages)
Gross profit	$454,427	$419,172	8.4%
Gross margin	33.3%	34.8%
Average monthly gross profit per paying subscriber	$4.58	$5.20	(11.9)%

The 1.5% decrease in gross margin was primarily due to an increase in postage rates effective May 2008 and a reduction in the prices of our most popular subscription plans during the second half of 2007.

We expect to continue to make substantial investments in our content library and in particular may increase spending associated with streaming content. These investments would reduce our gross margin to the extent that increases outpace growth in our revenues.

Operating Expenses

Technology and Development

Technology and development expenses consist of payroll and related costs incurred in testing, maintaining and modifying our Web site, our recommendation and merchandising technology, developing solutions for streaming content to subscribers, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data.

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages)
Technology and development	$114,542	$89,873	27.4%
As a percentage of revenues	6.9%	6.6%

The $24.7 million increase in technology and development expenses was primarily the result of a $17.4 million increase in personnel-related costs due to 26.6% growth in headcount to develop solutions for streaming content and continued improvements to our service. The increase is also partly due to a $6.7 million increase in facilities and equipment expenses to support the increased headcount and overall growth of operations.

	Year ended December 31,		Change
	2008	2007	2008 vs. 2007
	(in thousands, except percentages)
Technology and development	$89,873	$70,979	26.6%
As a percentage of revenues	6.6%	5.9%

The $18.9 million increase in technology and development expenses was primarily the result of a $10.4 million increase in personnel-related costs due to 28.0% growth in headcount and an $8.5 million increase in other expenses to develop solutions for streaming content and continued improvements to our service.

Marketing

Marketing expenses consist primarily of advertising expenses and payments made to our affiliates including consumer electronics partners. Advertising expenses include marketing program expenditures and other promotional activities, including allocated costs of revenues relating to free trial periods. Also included in marketing expense are payroll related expenses.

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages)
Marketing	$237,744	$199,713	19.0%
As a percentage of revenues	14.2%	14.6%

Other Data:
Gross subscriber additions	9,332	6,859	36.1%
Subscriber acquisition cost	$25.48	$29.12	(12.5)%

The $38.0 million increase in marketing expenses was primarily attributable to an increase of $21.4 million in spending related to affiliates including our consumer electronics partners. The increase is also due to an

$11.5 million increase in marketing program spending, principally in TV and radio advertising and direct mail to promote our hybrid service of streaming content and DVDs by mail. Subscriber acquisition cost decreased primarily due to momentum associated with the launch of new consumer electronics partner devices and the broad appeal of streaming content.

	Year ended December 31,		Change
	2008	2007	2008 vs. 2007
Marketing	$199,713	$218,212	(8.5)%
As a percentage of revenues	14.6%	18.1%

Other Data:
Gross subscriber additions	6,859	5,340	28.4%
Subscriber acquisition cost	$29.12	$40.86	(28.7)%

The $18.5 million decrease in marketing expenses was primarily attributable to a $34.2 million decrease in marketing program spending, principally in direct mail and inserts, offset partially by an increase of $11.5 million in spending related to affiliates including our consumer electronics partners. In the second half of 2007, we lowered prices on our most popular subscription plans and decided to partially offset the cost of our investment in lower prices by reducing our spending on marketing programs. The decrease was partially offset by higher personnel-related costs due to higher headcount and an increase in the costs of free trial periods due to the 28.4% increase in gross subscriber additions. Subscriber acquisition cost decreased in 2008 as compared to 2007 primarily due to more efficient marketing spending.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting, professional fees and other general corporate expenses.

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages)
General and administrative	$51,333	$49,662	3.4%
As a percentage of revenues	3.1%	3.6%

The $1.7 million increase in general and administrative expenses was primarily attributable to a $7.4 million increase in legal costs offset partially by a $2.7 million decrease in costs related to our subsidiary, Red Envelope Entertainment, a $2.1 million release of accruals in 2009 associated with a former class action suit that was settled in 2008, and decreases in personnel-related costs.

	Year ended December 31,		Change
	2008	2007	2008 vs. 2007
	(in thousands, except percentages)
General and administrative	$49,662	$52,404	(5.2)%
As a percentage of revenues	3.6%	4.3%

The $2.7 million decrease in general and administrative expenses was primarily attributable to a $2.6 million decrease in costs related to our subsidiary, Red Envelope Entertainment, as well as a $3.2 million decrease in legal costs. These decreases were partially offset by an increase in personnel-related costs due to a 9.6% increase in headcount.

Gain on Disposal of DVDs

Gain on disposal of DVDs represents the difference between proceeds from sales of DVDs and associated cost of DVD sales. Cost of DVD sales includes the net book value of the DVDs sold, shipping charges and, where applicable, a contractually specified fee for the DVDs that are subject to revenue sharing agreements.

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages)
Gain on disposal of DVDs	$(4,560)	$(6,327)	(27.9)%
As a percentage of revenues	(0.3)%	(0.4)%

The $1.8 million decrease in gain on disposal of DVDs was primarily attributable to the discontinuation of retail sales of previously viewed DVDs to subscribers in the first quarter of 2009. We continue to sell previously viewed DVDs through wholesale channels and expect our future gains to continue to be insignificant in relation to our overall operations.

	Year ended December 31,		Change
	2008	2007	2008 vs. 2007
	(in thousands, except percentages)
Gain on disposal of DVDs	$(6,327)	$(7,196)	(12.1)%
As a percentage of revenues	(0.4)%	(0.5)%

The $0.9 million decrease in gain on disposal of DVDs in absolute dollars was primarily attributable to a decrease in the sales price of DVDs.

Gain on Legal Settlement

On June 25, 2007, we resolved a pending patent litigation with Blockbuster, Inc. As part of the settlement, we received a one-time payment of $7.0 million during the second quarter of 2007.

Interest Expense

Interest expense consists of the interest on our lease financing obligations and the interest on our 8.50% senior notes including the amortization of debt issuance costs. Also, in the fourth quarter of 2009, we expensed the debt issuance costs related to our line of credit.

In June 2004 and June 2006, we entered into two separate lease arrangements whereby we leased a building that was constructed by a third party. As discussed in Note 5 of the consolidated financial statements, we have accounted for these leases in accordance with ASC topic 840.40 Leases—Sale-Leaseback Transactions as it applies to situations in which an entity is involved with the construction funding of an asset that will be leased when the construction project is completed. This guidance requires Netflix to be considered the owner (for accounting purposes) of the two buildings.

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

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages)
Interest Expense	$6,475	$2,458	163.4%
As a percentage of revenues	0.4%	0.2%

The $4.0 million increase in interest expense is entirely attributable to the interest expense associated with our 8.50% senior notes and line of credit. Interest expense in 2009 includes $2.8 million for our lease financing obligations, $2.6 million of interest payments due on our notes and $1.1 million of amortization of debt issuance costs.

	Year ended December 31,		Change
	2008	2007	2008 vs. 2007
	(in thousands, except percentages)
Interest Expense	$2,458	$1,188	106.9%
As a percentage of revenues	0.2%	0.1%

The $1.3 million increase in interest expense is due to an increase in the interest on our lease financing obligations arising when the lease term for the second of our headquarter buildings commenced.

Interest and Other Income (Expense)

Interest and other income (expense) consist primarily of interest and dividend income generated from invested cash and short-term investments.

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages)
Interest and other income (expense)	$6,728	$12,452	(46.0)%
As a percentage of revenues	0.4%	0.9%

The $5.7 million decrease in interest and other income was primarily attributable to lower cash and investment balances resulting from the repurchase of our common stock, and a $1.6 million decrease in realized gains recognized as compared to the prior year. The decrease was offset by a $1.8 million dollar gain realized in 2009 on the sale of our investment in a private company which we accounted for under the cost method.

	Year ended December 31,		Change
	2008	2007	2008 vs. 2007
	(in thousands, except percentages)
Interest and other income (expense)	$12,452	$20,340	(38.8)%
As a percentage of revenues	0.9%	1.7%

The $7.9 million decrease in interest and other income was primarily a result of the lower cash and investment balances resulting from the repurchase of our common stock. The decrease was offset by a $2.4 million increase in realized gains.

Interest and dividend income was approximately $3.7 million, $9.2 million and $19.7 million in 2009, 2008 and 2007, respectively. Interest and other income included gains of approximately $1.5 million, $3.1 million and $0.7 million on the sale of short-term investments in 2009, 2008 and 2007, respectively.

Provision for Income Taxes

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages)
Provision for income taxes	$76,332	$48,474	57.5%
Effective tax rate	39.7%	36.9%

In 2009, our effective tax rate differed from the federal statutory rate of 35% principally due to state income taxes of $10 million or 5% of income before income tax. This was partially offset by Federal and California research and development (“R&D”) tax credits of $2 million. The increase in our effective tax rate was primarily attributable to a cumulative benefit recorded as a discrete item in the second quarter of 2008 for prior period R&D tax credits.

	Year ended December 31,		Change
	2008	2007	2008 vs. 2007
	(in thousands, except percentages)
Provision for income taxes	$48,474	$44,317	9.4%
Effective tax rate	36.9%	40.0%

In 2008, our effective tax rate differed from the federal statutory rate of 35% principally due to state income taxes of $5 million or 4% of income before income tax. This was partially offset by R&D tax credits of $3 million. The decrease in our effective tax rate was primarily attributable to a cumulative benefit recorded as a discrete item in the second quarter of 2008 for prior period R&D tax credits.

Liquidity and Capital Resources

We have generated net cash from operations during each quarter since the second quarter of 2001. Many factors will impact our ability to continue to generate and grow cash from our operations including, but not limited to, the price of our service, the number of subscribers who sign up for our service and the growth or reduction in our subscriber base.

In September 2009, we entered into a credit agreement which provided for a $100 million three-year revolving credit facility. In October 2009, the Company borrowed $20 million under the credit agreement. In November 2009, we issued $200 million of our 8.50% senior notes due in 2017. In connection with the notes offering, we repaid all outstanding amounts under our credit agreement and terminated it. Although we currently anticipate that cash flows from operations, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain additional financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.

Our primary source of liquidity has been cash from operations. Additionally, debt financing has also been a source of liquidity in fiscal 2009. Our primary uses of cash include our stock repurchase programs, shipping and packaging expenses, the acquisition of content, capital expenditures related to information technology and automation equipment for operations, marketing and fulfillment expenses.

In addition, on August 6, 2009, we announced that our Board of Directors authorized a stock repurchase program through the end of 2010 allowing us to repurchase $300 million of our common stock of which we have purchased $149.1 million as of December 31, 2009. Subsequent to December 31, 2009, we purchased an additional $62.4 million of our common stock under the program. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. The following table highlights selected measures of our liquidity and capital resources as of December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Cash and cash equivalents	$134,224	$139,881	$177,439
Short-term investments	186,018	157,390	207,703

	$320,242	$297,271	$385,142

Net cash provided by operating activities	$325,063	$284,037	$277,424
Net cash used in investing activities	$(246,079)	$(144,960)	$(436,024)
Net cash used in financing activities	$(84,641)	$(176,635)	$(64,391)

Operating Activities

During 2009, our operating activities consisted primarily of net income of $115.9 million, increased by non-cash adjustments of $254.9 million and offset by a decrease in net changes in operating assets and liabilities of $45.7 million. The majority of the non-cash adjustments came from the amortization of the content library of $219.5 million which increased by $9.7 million over the prior period as we continue to purchase additional titles in order to support our larger subscriber base. The decrease in cash flow attributable to the net changes in operating assets and liabilities was mainly driven by acquisitions of content library related to our streaming content, as we continued to increase our investments in streaming content in 2009. Cash provided by operating activities increased $41.0 million in 2009 as compared to 2008. This was primarily due to an increase in net income of $32.8 million, increased non-cash adjustments of $27.3 million and a decrease in net changes in operating assets and liabilities of $19.1 million.

During 2008, our operating activities consisted primarily of net income of $83.0 million, increased by non-cash adjustments of $227.6 million offset by a decrease in net changes in operating assets and liabilities of $26.6 million. The majority of the non-cash adjustments came from the amortization of the content library of $209.8 million which increased by $6.3 million over the prior period as we continue to purchase additional titles in order to support our larger subscriber base. The decrease in net changes in operating assets and liabilities was mainly driven by acquisitions of content library related to our streaming content, as we continued to increase our investments in streaming content in 2008. Cash provided by operating activities increased $6.6 million in 2008 as compared to 2007. This was primarily due to an increase in net income of $16.4 million, increased non-cash adjustments of $32.3 million and a decrease in net changes in operating assets and liabilities of $42.1 million.

Investing Activities

Our investing activities consisted primarily of purchases, sales and maturities of available-for-sale securities, acquisitions of DVD content library and purchases of property and equipment. Cash used in investing activities increased $101.1 million in 2009 as compared to 2008. This increase was primarily driven by a decrease in the proceeds from the sales and maturities of short-term investments of $105.0 million offset partially by a decrease in the purchases of short term investments of $29.0 million. In addition, acquisitions of DVDs increased by $30.2 million.

Cash used in investing activities decreased $291.1 million in 2008 as compared to 2007. This decrease was primarily driven by a decrease in the purchases of short-term investments of $148.4 million coupled with an increase in the proceeds from the sales and maturities of short-term investments of $106.5 million. In addition, acquisitions of DVDs decreased by $45.8 million as more DVDs were obtained through revenue sharing agreements in 2008.

Financing Activities

Our financing activities consist primarily of issuance of debt, repurchases of our common stock, issuance of common stock, and the excess tax benefit from stock-based compensation. Cash used by financing activities decreased by $92.0 million in 2009 as compared to 2008 primarily due to the $193.9 million net proceeds received from the issuance of our 8.50% senior notes and a $16.4 million increase in proceeds received from the issuance of common stock through option exercises and through our employee stock purchase plan. In addition, the excess tax benefits from stock-based compensation increased by $7.5 million in 2009. These cash inflows were offset by an increase in repurchases of our common stock of $124.4 million.

Cash used by financing activities increased by $112.2 million in 2008 as compared to 2007 primarily due to an increase in stock repurchases of $100.0 million. In addition, the excess tax benefits from stock-based compensation decreased by $21.0 million in 2008, as remaining benefits from net operating losses were utilized. This use of cash was offset by an increase in proceeds from the issuance of our common stock of $9.3 million.

Contractual Obligations

For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 31, 2009. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2009 (in thousands):

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 years
8.50% senior notes	$336,472	$17,472	$34,000	$34,000	$251,000
Operating lease obligations	40,347	13,313	17,354	7,812	1,868
Lease financing obligations	12,399	3,901	8,102	396	—
Other purchase obligations (1)	388,056	235,435	145,252	7,369	—

Total	$777,274	$270,121	$204,708	$49,577	$252,868

(1)	Other purchase obligations relate primarily to acquisitions for our content library and to marketing activities.

As of December 31, 2009, the Company had gross unrecognized tax benefits of $13.2 million and an additional $0.9 million for gross interest and penalties classified as non-current liabilities in the Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

License Agreements

In addition to the above contractual obligations, we have certain license agreements with studios that include a maximum number of titles that we may or may not receive in the future. Access to these titles is based on the discretion of the studios and, as such, we may not receive these titles. If we did receive access to the maximum number of titles, we would incur up to an additional $6 million in commitments during 2010.

Off-Balance Sheet Arrangements

We have not engaged in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition and cash flows are not presently subject to off-balance sheet risks.

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

As of December 31, 2009, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. Some of the securities we invest in may be subject to market risk due to changes in prevailing interest rates which may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. At December 31, 2009, our cash equivalents were generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments were comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities. Approximately 52% of the portfolio is invested in government and agency issued securities.

At December 31, 2009, we had securities classified as short-term investments of $186.0 million. Changes in interest rates could adversely affect the market value of these investments. The table below separates these investments, based on stated maturities, to show the approximate exposure to interest rates.

(in thousands)
Due within one year	$44,455
Due within five years	137,763
Due within ten years	—
Due after ten years	3,800

Total	$186,018

A sensitivity analysis was performed on our investment portfolio as of December 31, 2009. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following tables present the hypothetical fair values (in $ thousands) of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of December 31, 2009:

Fair Value December 31, 2009
-150 BPS	-100 BPS	-50 BPS	+50 BPS	+100 BPS	+150 BPS
$190,243	$188,835	$187,426	$184,610	$183,201	$181,793

Item 8.	Financial Statements and Supplementary Data

See “Financial Statements” beginning on page F-1 which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 14.	Principal Accounting Fees and Services

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

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

23.1	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 19, 2010, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2009 and 2008, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007 and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan

NETFLIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Netflix, Inc.:

We have audited the accompanying consolidated balance sheets of Netflix, Inc. and subsidiary (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2009. We also have audited Netflix, Inc’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Netflix, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netflix, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Netflix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Mountain View, California

February 19, 2010

NETFLIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$134,224	$139,881
Short-term investments	186,018	157,390
Prepaid expenses	12,491	8,122
Prepaid revenue sharing expenses	17,133	18,417
Current content library, net	37,329	18,691
Other current assets	23,818	16,424

Total current assets	411,013	358,925
Content library, net	108,810	98,547
Property and equipment, net	131,653	124,948
Deferred tax assets	15,958	22,409
Other non-current assets	12,300	10,595

Total assets	$679,734	$615,424

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$91,475	$100,344
Accrued expenses	33,387	31,394
Current portion of lease financing obligations	1,410	1,152
Deferred revenue	100,097	83,127

Total current liabilities	226,369	216,017
Long-term debt	200,000	—
Lease financing obligations, excluding current portion	36,572	37,988
Other non-current liabilities	17,650	14,264

Total liabilities	480,591	268,269
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2009 and 2008; no shares issued and outstanding at December 31, 2009 and 2008	—	—
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2009 and 2008; 53,440,073 and 58,862,478 issued and outstanding at December 31, 2009 and 2008, respectively	53	62
Additional paid-in capital	—	338,577
Treasury stock at cost (3,491,084 shares at December 31, 2008)	—	(100,020)
Accumulated other comprehensive income	273	84
Retained earnings	198,817	108,452

Total stockholders’ equity	199,143	347,155

Total liabilities and stockholders’ equity	$679,734	$615,424

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Revenues	$1,670,269	$1,364,661	$1,205,340

Cost of revenues:
Subscription	909,461	761,133	664,407
Fulfillment expenses*	169,810	149,101	121,761

Total cost of revenues	1,079,271	910,234	786,168

Gross Profit	590,998	454,427	419,172

Operating expenses:
Technology and development*	114,542	89,873	70,979
Marketing*	237,744	199,713	218,212
General and administrative*	51,333	49,662	52,404
Gain on disposal of DVDs	(4,560)	(6,327)	(7,196)
Gain on legal settlement	—	—	(7,000)

Total operating expenses	399,059	332,921	327,399

Operating income	191,939	121,506	91,773
Other income (expense):
Interest expense	(6,475)	(2,458)	(1,188)
Interest and other income (expense)	6,728	12,452	20,340

Income before income taxes	192,192	131,500	110,925
Provision for income taxes	76,332	48,474	44,317

Net income	$115,860	$83,026	$66,608

Net income per share:
Basic	$2.05	$1.36	$0.99

Diluted	$1.98	$1.32	$0.97

Weighted-average common shares outstanding:
Basic	56,560	60,961	67,076

Diluted	58,416	62,836	68,902

* Stock-based compensation included in expense line items:
Fulfillment expenses	$380	$466	$427
Technology and development	4,453	3,890	3,695
Marketing	1,786	1,886	2,160
General and administrative	5,999	6,022	5,694

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2006	68,612,463	$69	$454,731	$—	$—	$(41,182)	$413,618
Net Income	—	—	—	—	—	66,608	66,608
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	—	1,611	—	1,611

Comprehensive income, net of taxes	—	—	—	—	—	—	68,219

Issuance of common stock upon exercise of options	828,824	—	5,822	—	—	—	5,822
Issuance of common stock under employee stock purchase plan	205,416	—	3,787	—	—	—	3,787
Repurchases of common stock	(4,733,788)	(4)	(99,854)	—			(99,858)
Stock-based compensation expense	—	—	11,976	—	—	—	11,976
Excess stock option income tax benefits	—	—	26,248	—	—	—	26,248

Balances as of December 31, 2007	64,912,915	$65	$402,710	$—	$1,611	$25,426	$429,812
Net Income	—	—	—	—	—	83,026	83,026
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	—	(1,527)	—	(1,527)

Comprehensive income, net of taxes	—	—	—	—	—	—	81,499

Issuance of common stock upon exercise of options	1,056,641	—	14,019	—	—	—	14,019
Issuance of common stock under employee stock purchase plan	231,068	—	4,853	—	—	—	4,853
Repurchases of common stock	(3,847,062)	(3)	(99,881)	—	—	—	(99,884)
Repurchases of common stock to be held in treasury	(3,491,084)	—	—	(100,020)	—	—	(100,020)
Stock-based compensation expense	—	—	12,264	—	—	—	12,264
Excess stock option income tax benefits	—	—	4,612	—	—	—	4,612

Balances as of December 31, 2008	58,862,478	$62	$338,577	$(100,020)	$84	$108,452	$347,155
Net Income	—	—	—	—	—	115,860	115,860
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	—	189	—	189

Comprehensive income, net of taxes	—	—	—	—	—	—	116,049

Issuance of common stock upon exercise of options	1,724,110	1	29,508	—	—	—	29,509
Issuance of common stock under employee stock purchase plan	224,799	—	5,765	—	—	—	5,765
Repurchases of common stock and retirement of outstanding treasury stock	(7,371,314)	(10)	(398,850)	100,020	—	(25,495)	(324,335)
Stock-based compensation expense	—	—	12,618	—	—	—	12,618
Excess stock option income tax benefits	—	—	12,382	—	—	—	12,382

Balances as of December 31, 2009	53,440,073	$53	$—	$—	$273	$198,817	$199,143

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net income	$115,860	$83,026	$66,608
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property, equipment and intangibles	38,044	32,454	22,219
Amortization of content library	219,490	209,757	203,415
Amortization of discounts and premiums on investments	607	625	24
Amortization of debt issuance costs	1,124	—	—
Stock-based compensation expense	12,618	12,264	11,976
Excess tax benefits from stock-based compensation	(12,683)	(5,220)	(26,248)
Loss (gain) on disposal of property and equipment	254	101	142
Gain on sale of short-term investments	(1,509)	(3,130)	(687)
Gain on disposal of DVDs	(7,637)	(13,350)	(14,637)
Gain on sale of investment in business	(1,783)	—	—
Deferred taxes	6,328	(5,905)	(893)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(11,001)	(4,181)	(3,893)
Content library	(64,217)	(48,290)	(34,821)
Accounts payable	(2,256)	7,111	16,555
Accrued expenses	13,169	(1,824)	32,809
Deferred revenue	16,970	11,462	1,987
Other assets and liabilities	1,685	9,137	2,868

Net cash provided by operating activities	325,063	284,037	277,424

Cash flows from investing activities:
Purchases of short-term investments	(228,000)	(256,959)	(405,340)
Proceeds from sale of short-term investments	166,706	304,163	200,832
Proceeds from maturities of short-term investments	35,673	3,170	—
Purchases of property and equipment	(45,932)	(43,790)	(44,256)
Acquisition of intangible asset	(200)	(1,062)	(550)
Acquisitions of content library	(193,044)	(162,849)	(208,647)
Proceeds from sale of DVDs	11,164	18,368	21,640
Investment in business	—	(6,000)	—
Proceeds from sale of investment in business	7,483	—	—
Other assets	71	(1)	297

Net cash used in investing activities	(246,079)	(144,960)	(436,024)

Cash flows from financing activities:
Principal payments of lease financing obligations	(1,158)	(823)	(390)
Proceeds from issuance of common stock	35,274	18,872	9,609
Excess tax benefits from stock-based compensation	12,683	5,220	26,248
Borrowings on line of credit, net of issuance costs	18,978	—	—
Payments on line of credit	(20,000)	—	—
Proceeds from issuance of debt, net of issuance costs	193,917	—	—
Repurchases of common stock	(324,335)	(199,904)	(99,858)

Net cash used by financing activities	(84,641)	(176,635)	(64,391)

Net decrease in cash and cash equivalents	(5,657)	(37,558)	(222,991)
Cash and cash equivalents, beginning of year	139,881	177,439	400,430

Cash and cash equivalents, end of year	$134,224	$139,881	$177,439

Supplemental disclosure:
Income taxes paid	$58,770	$40,494	$15,775
Interest paid	3,878	2,458	1,188

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Summary of Significant Accounting Policies

Description of Business

Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is a subscription service streaming movies and TV episodes over the Internet and sending DVDs by mail to more than 12 million subscribers. The Company’s subscribers can instantly watch unlimited movies and TV episodes streamed to their TVs and computers and can receive DVDs delivered quickly to their homes. The Company offers a variety of subscription plans, with no due dates, no late fees, no shipping fees and no pay-per-view fees. Aided by proprietary recommendation and merchandising technology, subscribers can select from a growing library of titles that can be watched instantly and a vast array of titles on DVD.

Subscribers can:

•

Watch streaming content without commercial interruption on their computers and TVs. The viewing experience is enabled by Netflix controlled software that can run on a variety of consumer electronics devices (“Netflix Ready Devices”). These Netflix Ready Devices currently include Blu-ray disc players, Internet-connected TVs, digital video players and game consoles.

•

Receive DVDs by U.S. mail and return them to the Company at their convenience using the Company’s prepaid mailers. After a DVD has been returned, the Company mails the next available DVD in a subscriber’s queue.

The Company is organized in a single operating segment. All revenues are currently generated in the United States, and there are no long-lived assets outside the United States. Substantially all revenues are derived from monthly subscription fees.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. Intercompany balances and transactions have been eliminated.

Reclassification

Certain prior period amounts have been reclassified to conform to current presentation. These reclassifications did not significantly impact any prior amounts of reported total assets or total liabilities, and did not impact stockholders’ equity, results of operations or cash flows.

Subsequent Events

The Company has evaluated subsequent events through February 19, 2010, the date which these financial statements were available to be issued.

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash Equivalents and Short-term Investments

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

Short-term investments are reviewed periodically to identify possible other-than-temporary impairment. When evaluating the investments, the Company reviews factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to sell, or whether it would be more likely than not that the Company would be required to sell the investments before the recovery of their amortized cost basis.

Content Library

The Company obtains content through direct purchases, revenue sharing agreements and license agreements with studios, distributors and other suppliers. DVD content is obtained through direct purchases or revenue sharing agreements. Streaming content is generally licensed for a fixed fee for the term of the license agreement but may also be obtained through a revenue sharing agreement.

The Company acquires DVD content for the purpose of rental to its subscribers and earns subscription rental revenues, and, as such, the Company considers its DVD library to be a productive asset. Accordingly, the Company classifies its DVD library as a non-current asset on its consolidated balance sheets. Additionally, cash outflows for the acquisition of the DVD library, net of changes in related accounts payable, are classified as cash flows from investing activities in the Company’s consolidated statements of cash flows. This is inclusive of any upfront non-refundable payments required under revenue sharing agreements.

The Company amortizes its direct purchase DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new release DVDs and back catalog DVDs is estimated to be one year and three years, respectively. In estimating the useful life of its DVDs, the Company takes into account library utilization as well as an estimate for lost or damaged DVDs. The Company provides a salvage value for those direct purchase DVDs that the Company estimates it will sell at the end of their useful lives. For those DVDs that the Company does not expect to sell, no salvage value is provided.

Additionally, the terms of certain DVD purchase agreements with studios and distributors provide for volume purchase discounts or rebates based on achieving specified performance levels. Volume purchase discounts are recorded as a reduction of DVD library when earned. The Company accrues for rebates as earned based on historical title performance and estimates of demand for the titles over the remainder of the title term. Actual rebates may vary which could result in an increase or reduction in the estimated amounts previously accrued.

The Company obtains content distribution rights in order to stream movies and TV episodes without commercial interruption to subscribers’ computers and TVs via Netflix Ready Devices. The Company accounts for streaming content in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Standards Codification (“ASC”) topic 920 Entertainment—Broadcasters. Cash outflows associated with streaming content are classified as cash flows from operating activities on the consolidated statements of cash flow.

The Company classifies streaming content obtained through a license agreement as either a current or non-current asset in the consolidated balance sheets based on the estimated time of usage after certain criteria have been met, including availability of the streaming content for its first showing. Streaming content is amortized on a straight-line basis generally over the terms of the license agreements or the title’s window of availability.

The Company also obtains DVD and streaming content through revenue sharing agreements with studios and distributors. The Company generally obtains titles for low initial cost in exchange for a commitment to share a percentage of its subscription revenues or to pay a fee, based on utilization, for a defined period of time, or the Title Term, which typically ranges from six to twelve months for each title. The initial cost may be in the form of an upfront non-refundable payment. This payment is capitalized in the content library in accordance with the Company’s DVD and streaming content policies as applicable. The initial cost may also be in the form of a prepayment of future revenue sharing obligations which is classified as prepaid revenue sharing expense. The terms of some revenue sharing agreements with studios obligate the Company to make minimum revenue sharing payments for certain titles. The Company amortizes minimum revenue sharing prepayments (or accretes an amount payable to studios if the payment is due in arrears) as revenue sharing obligations are incurred. A provision for estimated shortfall, if any, on minimum revenue sharing payments is made in the period in which the shortfall becomes probable and can be reasonably estimated. Under the revenue sharing agreements for its DVD library, at the end of the Title Term, the Company generally has the option of returning the DVD title to the studio, destroying the title or purchasing the title.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to 30 years, or the lease term for leasehold improvements, if applicable. Leased buildings are capitalized and included in property and equipment when the Company was involved in the construction funding and did not meet the “sale-leaseback” criteria as required by ASC topic 840.40 Leases—Sale-Leaseback Transactions.

Impairment of Long-Lived Assets

Long-lived assets such as content library, property and equipment and intangible assets subject to depreciation and amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. The Company evaluated its long-lived assets, and impairment charges were not material for any of the years presented.

Capitalized Software Costs

Costs incurred during the application development stage for software programs to be used solely to meet the Company’s internal needs are capitalized. Costs incurred in connection with the development of software used by the Company’s subscribers, such as that included in consumer electronics partner devices, are capitalized during

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the period between technological feasibility and general availability of the software. Capitalized software costs are included in property and equipment, net and are amortized over the estimated useful life of the software, generally up to three years. The net book value of capitalized software costs is not significant as of December 31, 2009 and 2008.

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

Marketing

Marketing expenses consist primarily of advertising expenses and payments made to affiliates including the Company’s consumer electronics partners. Advertising expenses include marketing program expenditures and other promotional activities, including allocated costs of revenues relating to free trial periods. Also included in marketing expenses are payroll related expenses. Advertising costs are expensed as incurred except for advertising production costs, which are expensed the first time the advertising is run. Advertising expense totaled approximately $205.9 million, $181.4 million and $207.9 million in 2009, 2008, and 2007, respectively.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. There was no valuation allowance as of December 31, 2009 or 2008.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. See Note 8 to the consolidated financial statements for further information regarding income taxes.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchases

To facilitate a stock repurchase program, shares are repurchased by the Company in the open market and are accounted for when the transaction is settled. Shares held for future issuance are classified as treasury stock. Shares formally or constructively retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. If additional paid in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares.

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

	Year ended December 31,
	2009	2008	2007
	(in thousands, except per share data)
Basic earnings per share:
Net income	$115,860	$83,026	$66,608
Shares used in computation:
Weighted-average common shares outstanding	56,560	60,961	67,076

Basic earnings per share	$2.05	$1.36	$0.99

Diluted earnings per share:
Net income	$115,860	$83,026	$66,608
Shares used in computation:
Weighted-average common shares outstanding	56,560	60,961	67,076
Employee stock options and employee stock purchase plan shares	1,856	1,875	1,826

Weighted-average number of shares	58,416	62,836	68,902

Diluted earnings per share	$1.98	$1.32	$0.97

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31
	2009	2008	2007
	(in thousands)
Employee stock options	64	726	1,973

The weighted average exercise price of excluded outstanding stock options was $45.78, $32.42 and $27.83 for the years ended December 31, 2009, 2008 and 2007, respectively.

Stock-Based Compensation

The Company grants stock options to its employees on a monthly basis. The Company has elected to grant all options as fully vested non-qualified stock options. As a result of immediate vesting, stock-based compensation expense is fully recognized on the grant date, and no estimate is required for post-vesting option forfeitures.

2.    Short-term Investments

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

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$82,362	$915	$(106)	$83,171
Government and agency securities	96,998	72	(416)	96,654
Asset and mortgage backed securities	6,262	143	(212)	6,193

	$185,622	$1,130	$(734)	$186,018

	December 31, 2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$45,482	$440	$(727)	$45,195
Government and agency securities	92,378	1,812	(244)	93,946
Asset and mortgage backed securities	19,446	15	(1,212)	18,249

	$157,306	$2,267	$(2,183)	$157,390

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
Corporate debt securities	$25,982	$(106)	$—	$—	$25,982	$(106)
Government and agency securities	85,391	(414)	3,279	(2)	88,670	(416)
Asset and mortgage backed securities	280	(1)	768	(211)	1,048	(212)

	$111,653	$(521)	$4,047	$(213)	$115,700	$(734)

	As of December 31, 2008
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
			(in thousands)
Corporate debt securities	$22,806	$(692)	$1,316	$(35)	$24,122	$(727)
Government and agency securities	12,128	(244)	—	—	12,128	(244)
Asset and mortgage backed securities	15,511	(1,212)	—	—	15,511	(1,212)

	$50,445	$(2,148)	$1,316	$(35)	$51,761	$(2,183)

Because the Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at December 31, 2009. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in 2009, 2008 or 2007.

The gross realized gains on the sales of available-for-sale securities for the three years ended December 31, 2009, 2008 and 2007 were $1.9 million, $4.9 million and $0.8 million, respectively. The gross realized losses on the sales of available-for-sale securities for the three years ended December 31, 2009, 2008 and 2007 were $0.4 million, $1.8 million and $0.1 million, respectively. Realized gains and losses and interest income are included in interest and other income (expense).

The estimated fair value of short-term investments by contractual maturity as of December 31, 2009 is as follows:

(in thousands)
Due within one year	$44,455
Due after one year and through 5 years	137,763
Due after 5 years and through 10 years	—
Due after 10 years	3,800

Total short-term investments	$186,018

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Current Assets:
Money market funds (1)	$690	$690	$—	$—
Fixed income available-for-sale securities (2)	186,018	—	186,018	—

Total current assets	186,708	690	186,018	—

Non-current Assets:
Money market funds (3)	2,829	2,829	—	—

Total non-current assets	2,829	2,829	—	—

Total assets	$189,537	$3,519	$186,018	$—

	Fair Value Measurements at December 31, 2008
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
		(in thousands)
Current Assets:
Money market funds (1)	$60,930	$60,930	$—	$—
Cash equivalents (1)	16,600	—	16,600	—
Fixed income available-for-sale securities (2)	157,390	—	157,390	—

Total current assets	234,920	60,930	173,990	—

Non-current Assets:
Money market funds (3)	1,929	1,929	—	—

Total non-current assets	1,929	1,929	—	—

Total assets	$236,849	$62,859	$173,990	$—

(1)	Included in cash and cash equivalents in the Company’s consolidated balance sheets.

(2)	Included in short-term investments in the Company’s consolidated balance sheets.

(3)	Included in other non-current assets in the Company’s consolidated balance sheets.

The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The Company did not have any material financial liabilities measured at fair value on a recurring basis as of December 31, 2009. See Note 4 for further information regarding the fair value of the 8.50% senior notes.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Balance Sheet Components

Content Library, Net

Content library and accumulated amortization consisted of the following:

	As of December 31,
	2009	2008
	(in thousands)
Content library, gross	$742,802	$637,336
Less: accumulated amortization	(596,663)	(520,098)

	146,139	117,238
Less: Current content library, net	37,329	18,691

Content library, net	$108,810	$98,547

Property and Equipment, Net

Property and equipment and accumulated depreciation consisted of the following:

		As of December 31,
		2009	2008
		(in thousands)
Computer equipment	3 years	$62,132	$44,598
Operations and other equipment	5 years	65,059	59,061
Software, including internal-use software	1-3 years	35,401	30,060
Furniture and fixtures	3 years	12,421	12,304
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	35,156	33,124
Capital work-in-progress		15,097	3,958

Property and equipment, gross		265,947	223,786
Less: Accumulated depreciation		(134,294)	(98,838)

Property and equipment, net		$131,653	$124,948

Capital work-in-progress as of December 31, 2009 consists primarily of approximately $13.1 million of operations equipment and $1.9 million of software not yet in service, and approximately $0.1 million of leasehold improvements.

Other Assets

Other assets consisted of the following:

	As of December 31,
	2009	2008
	(in thousands)
Patents, net	$1,639	$1,844
Investment in business	—	5,700
Restricted cash	2,829	1,929
Debt issuance costs, net	5,966	—
Other	1,866	1,122

Other assets	$12,300	$10,595

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted cash of $2.8 million and $1.9 million, as of December 31, 2009 and 2008, respectively, related to workers’ compensation insurance deposits.

Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2009	2008
	(in thousands)
Accrued state sales and use tax	$11,625	$9,127
Accrued payroll and employee benefits	6,427	5,956
Accrued settlement costs	—	2,409
Accrued interest on debt	2,597	—
Accrued content acquisition costs	5,810	6,237
Other	6,928	7,665

Total accrued expenses	$33,387	$31,394

4.    Long-term Debt

Senior Notes

In November 2009, the Company issued $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (the “8.50% Notes”). The net proceeds to the Company from the 8.50% Notes were approximately $193.9 million. Debt issuance costs of $6.1 million are recorded in other assets on the consolidated balance sheet and are amortized over the term of the notes as interest expense. The notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010. The 8.50% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to November 15, 2012, in the event of a qualified equity offering, the Company may redeem up to 35% of the 8.50% Notes at a redemption price of 108.50% of the principal plus accrued interest. Additionally, the Company may redeem the 8.50% Notes prior to November 15, 2013 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. On or after November 15, 2013, the Company may redeem the 8.50% Notes in whole or in part at specified prices ranging from 104.25% to 100% of the principal plus accrued interest.

The 8.50% Notes include, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends or make distributions (each subject to specified exceptions). At December 31, 2009, the Company was in compliance with these covenants.

Based on quoted market prices, the fair value of the 8.50% Notes was approximately $207.5 million as of December 31, 2009.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Credit Agreement

In September 2009, the Company entered into a credit agreement which provided for a $100 million three-year revolving line of credit. Loans under the credit agreement bore interest, at the Company’s option, at either a base rate determined in accordance with the credit Agreement, plus a spread of 1.75% to 2.25%, or an adjusted LIBOR rate plus a spread of 2.75% to 3.25%. In October 2009, the Company borrowed $20 million under the credit agreement. The proceeds, net of issuance costs, to the Company were approximately $19.0 million. In connection with the issuance of the 8.50% Notes, the Company repaid all outstanding amounts under and terminated the credit agreement. Issuance costs related to the line of credit are included in interest expense.

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

Because the terms of the Company’s original facilities lease agreements required the Company’s involvement in the construction funding of the buildings at its Los Gatos, California headquarters site, the Company is the “deemed owner” (for accounting purposes only) of these buildings. Accordingly, the Company recorded an asset of $40.7 million, representing the total costs of the buildings and improvements, including the costs paid by the lessor (the legal owner of the buildings), with corresponding liabilities. Upon completion of construction of each building, the Company did not meet the sale-leaseback criteria for de-recognition of the building assets and liabilities. Therefore the leases are accounted for as financing obligations.

Future minimum payments under lease financing obligations and non-cancelable operating leases as of December 31, 2009 are as follows:

Year Ending December 31,	Future Minimum Payments
(in thousands)
2010	$17,214
2011	13,950
2012	11,506
2013	5,064
2014	3,144
Thereafter	1,868

Total minimum payments	$52,746

Future minimum payments under lease financing obligations as of December 31, 2009 total $12.4 million. The lease financing obligation balance at the end of the lease term will be approximately $32.6 million which reflects the net book value of the buildings to be relinquished to the lessor.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Rent expense associated with the operating leases was $14.5 million, $13.7 million and $10.6 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The Company also has $114.8 million of commitments at December 31, 2009 related to streaming content license agreements that have been executed but for which the streaming content does not meet asset recognition criteria.

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

On December 17, 2009, plaintiffs Jane Doe, Nelly Valdez-Marquez, Anthony Sinopoli, and Paul Navarro filed a purported class action lawsuit against the Company in the United District Court, District of Northern California, Case No. C09-05903 on behalf of (1) a nationwide class consisting of “all Netflix subscribers that rented a Netflix movie and also rated a movie on the Netflix website during the period of October 1998 through December 2005, residing in the United States,” (2) a subclass of California residents and (3) an injunctive class consisting of “all Netflix subscribers since 2006, residing in the United States.” Plaintiffs allege that Netflix breached the privacy rights of its subscribers by, among other things, releasing certain data in connection with the “Netflix Prize” contest. Plaintiffs have brought this action pursuant to the Video Privacy Protection Act, 18 U.S.C. § 2710; California Consumers Legal Remedies Act, Civil Code § 1750 (“CLRA”); California Customer Records Act, Civil Code § 1798.80; California’s Unfair Competition Law, Bus. & Prof’l Code §§ 17200, 17500 (“UCL”); and common law actions for Unjust Enrichment and Public Disclosure of Private Facts. Plaintiffs are seeking declaratory relief; statutory, actual and punitive damages; disgorgement of profits; and injunctive relief.

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

On April 1, 2009, Jay Nunez, individually and on behalf of others similarly situated in California, filed a purported class action lawsuit against the Company in California Superior Court, County of Orange. The complaint asserts claims of unlawful, unfair and deceptive business practices and violation of the California Consumer Legal Remedies Act relating to certain of the Company’s marketing statements. The complaint seeks restitution, injunction and other relief. On July 14, 2009, the Company filed a demurrer to the first amended complaint. On August 21, 2009, the Court granted the Company’s demurrer and granted leave to amend. Plaintiff filed a second amended complaint on September 11, 2009. On November 30, 2009, plaintiff filed a voluntary request for dismissal. As set forth in the declaration of plaintiff’s counsel in support of dismissal, neither plaintiff nor his counsel has received or will receive any compensation or other consideration from Netflix or any other entity as a result of the voluntary dismissal of this action. On December 18, 2009, the Court dismissed the action.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January through April of 2009, a number of purported anti-trust class action suits were filed against the Company. Wal-Mart Stores, Inc. and Walmart.com USA LLC (collectively, Wal-Mart) were also named as defendants in these suits. Most of the suits were filed in the United States District Court for the Northern District of California and other federal district courts around the country. A number of suits were filed in the Superior Court of the State of California, Santa Clara County. The plaintiffs, who are current or former Netflix customers, generally allege that Netflix and Wal-Mart entered into an agreement to divide the markets for sales and online rentals of DVDs in the United States, which resulted in higher Netflix subscription prices. The complaints, which assert violation of federal and/or state antitrust laws, seek injunctive relief, costs (including attorneys’ fees) and damages in an unspecified amount. On April 10, 2009, the Judicial Panel on Multidistrict Litigation ordered all cases pending in federal court transferred to the Northern District of California to be consolidated or coordinated for pre-trial purposes. These cases have been assigned the multidistrict litigation number MDL-2029. The cases pending in the Superior Court of the State of California, Santa Clara County have been consolidated. In addition, in May of 2009, three additional lawsuits were filed—two in the Northern District of California and one in the Superior Court of the State of California, San Mateo County—alleging identical conduct and seeking identical relief. In these three cases, the plaintiffs are current or former subscribers to the online DVD rental service offered by Blockbuster Inc. The two cases filed in federal court on behalf of Blockbuster subscribers have been related to MDL-2029. On December 1, 2009, the federal Court entered an order granting defendants’ motion to dismiss the two federal cases filed on behalf of Blockbuster subscribers. Plaintiffs have until March 1, 2010 to file an amended complaint. The lawsuit filed in Superior Court of the State of California, San Mateo County has been coordinated with the cases pending in Santa Clara County.

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

On October 24, 2008, Media Queue, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Oklahoma, captioned Media Queue, LLC v. Netflix, Inc., et. al , Civil Action No. CIV 08-402-KEW. The complaint alleges that the Company infringed U.S. Patent No. 7,389,243 entitled “Notification System and Method for Media Queue” issued on June 17, 2008. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future. On February 24, 2009, the case was transferred to the Northern District of California. On August 14, 2009, the Company filed a motion for summary judgment of non-infringement. A hearing on the motion was held on November 17, 2009. On December 1, 2009, the Court granted the Company’s motion for summary judgment of non-infringement. On February 10, 2009, plaintiff appealed the summary judgement ruling.

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

7.    Stockholders’ Equity

On August 6, 2009, the Company announced that its Board of Directors authorized a stock repurchase plan that enables the Company to repurchase up to $300 million of its common stock through the end of 2010. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. Under this program, the Company repurchased 3,197,459 shares of common stock at an average price of approximately $47 per share for an aggregate amount of $149 million. Of this amount, 1,480,000 shares repurchased were initially held as treasury stock and accordingly repurchases were accounted for at cost under the treasury method. These shares were subsequently retired. The remaining 1,717,459 shares repurchased have also been retired. Subsequent to December 31, 2009, the Company repurchased 1,010,000 shares of common stock at an average price of approximately $62 for an aggregate amount of $62.4 million. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

On January 26, 2009, the Company announced that its Board of Directors authorized a stock repurchase program for 2009. Under this program, the Company repurchased 4,173,855 shares of common stock at an average price of approximately $42 per share for an aggregate amount of approximately $175 million. Shares repurchased under this program were initially held as treasury stock and accordingly repurchases were accounted for at cost under the treasury method. These shares were subsequently retired. This program terminated on August 6, 2009.

On March 5, 2008, the Company’s Board of Directors authorized a stock repurchase program allowing the Company to repurchase up to $150 million of its common stock through the end of 2008. Under this program, the Company repurchased 3,491,084 shares of common stock at an average price of approximately $29 per share for an aggregate amount of $100 million. Shares repurchased under this program were initially held as treasury stock and accordingly repurchases were accounted for under the treasury method. These shares have been subsequently retired.

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

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the fourth quarter of 2009, the Company determined that all shares held in treasury stock would be retired. Accordingly, these constructively retired shares were deducted from common stock for par value and from additional paid in capital for the excess over par value, until additional paid in capital was exhausted and then from retained earnings.

There were no unsettled share repurchases as of December 31, 2009.

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 31, 2009 and 2008.

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

Under the Company’s ESPP, employees may purchase common stock of the Company through accumulated payroll deductions. The purchase price of the common stock acquired by the employees participating in the ESPP is 85% of the closing price on either the first day of the offering period or the last day of the purchase period, whichever is lower. Through May 1, 2006, offering periods were twenty-four months, and the purchase periods were six months. Therefore, each offering period included four six-month purchase periods, and the purchase price for each six-month period was determined by comparing the closing prices on the first day of the offering period and the last day of the applicable purchase period. In this manner, the look-back for determining the purchase price was up to twenty-four months. However, effective May 1, 2006, the ESPP was amended so that offering and purchase periods take place concurrently in consecutive six month increments. Under the amended ESPP, therefore, the look-back for determining the purchase price is six months. Employees may invest up to 15% of their gross compensation through payroll deductions. In no event shall an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period. During the years ended December 31, 2009, 2008 and 2007, employees purchased approximately 224,799, 231,068 and 205,416 shares at average prices of $25.65, $21.00 and $18.43 per share, respectively. Cash received from purchases

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

under the ESPP for the years ended December 31, 2009, 2008 and 2007 was $5.8 million, $4.9 million and $3.8 million, respectively. As of December 31, 2009, 2,841,730 shares were available for future issuance under the 2002 Employee Stock Purchase Plan.

Stock Option Plans

In December 1997, the Company adopted the 1997 Stock Plan, which was amended and restated in October 2001. The 1997 Stock Plan provides for the issuance of stock purchase rights, incentive stock options or non-statutory stock options. In November 2007, the 1997 Stock Plan expired and, as a result, there were no shares reserved for future issuance upon the exercise of outstanding options under the 1997 Stock Plan as of December 31, 2009.

In February 2002, the Company adopted the 2002 Stock Plan, which was amended and restated in May 2006. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. As of December 31, 2009, 2,591,267 shares were reserved for future grant under the 2002 Stock Plan.

A summary of the activities related to the Company’s options is as follows:

	Shares Available for Grant	Options Outstanding		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2006	5,605,184	5,453,453	14.23
Granted	(1,103,522)	1,103,522	21.72
Exercised	—	(828,824)	7.03
Canceled	108,513	(108,513)	29.46
Expired	(615,309)	—	—

Balances as of December 31, 2007	3,994,866	5,619,638	16.47
Granted	(856,733)	856,733	27.98
Exercised	—	(1,056,641)	13.27
Canceled	54,714	(54,714)	28.88
Expired	(332)	—	—

Balances as of December 31, 2008	3,192,515	5,365,016	18.81
Granted	(601,665)	601,665	41.65
Exercised	—	(1,724,110)	17.11
Canceled	1,133	(1,133)	12.69
Expired	(716)	—	—

Balances as of December 31, 2009	2,591,267	4,241,438	22.74	6.16	137,308

Vested and exercisable at December 31, 2009		4,241,438	22.74	6.16	137,308

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2009, 2008 and 2007 was $44.7 million, $18.9 million and $13.7 million, respectively.

Cash received from option exercises for the years ended December 31, 2009, 2008 and 2007 was $29.5 million, $14.0 million and $5.8 million, respectively.

The following table summarizes information on outstanding and exercisable options as of December 31, 2009:

Options Outstanding and Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$1.50	581,057	1.86	$1.50
$ 3.00 – $11.92	427,176	4.90	10.79
$12.38 – $19.48	463,604	5.69	16.61
$20.02 – $22.81	461,016	6.97	21.56
$22.83 – $26.29	462,788	7.19	24.67
$26.35 – $27.24	423,664	6.62	26.85
$27.25 – $30.84	505,602	7.07	29.19
$30.89 – $36.51	457,751	6.59	33.65
$36.95 – $53.80	421,536	9.49	43.23
$58.23	37,244	9.92	58.23

	4,241,438

Stock-Based Compensation

Vested stock options granted before June 30, 2004 can be exercised up to three months following termination of employment. Vested stock options granted after June 30, 2004 and before January 1, 2007 can be exercised up to one year following termination of employment. For newly granted options, beginning in January 2007, employee stock options will remain exercisable for the full ten year contractual term regardless of employment status. In conjunction with this change, the Company changed its method of calculating the fair value of new stock-based compensation awards granted under its stock option plans from a Black-Scholes model to a lattice-binomial model. The Company believes that the lattice-binomial model is more capable of incorporating the features of the Company’s employee stock options than closed-form models such as the Black-Scholes model. The lattice-binomial model has been applied prospectively to options granted in 2007. The following table summarizes the assumptions used to value option grants using a lattice-binomial model:

	Year Ended December 31,
	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	46% – 56%	50% – 60%	43% – 52%
Risk-free interest rate	2.60% – 3.62%	3.68% – 4.00%	4.40% – 4.92%
Suboptimal exercise factor	1.73 – 2.01	1.76 – 2.04	1.77 – 2.09

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of shares issued under the ESPP is estimated using the Black-Scholes option pricing model. The following table summarizes the assumptions used to value shares issued under the ESPP:

	Year Ended December 31,
	2009	2008	2007
Dividend yield	0%	0%	0%
Expected volatility	42% – 55%	55% – 60%	38% – 47%
Risk-free interest rate	0.16% – 0.35%	1.23% – 1.58%	4.16% – 5.07%
Expected life (in years)	0.5	0.5	0.5

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

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected term for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted. In the year ended December 31, 2009, the Company used a suboptimal exercise factor ranging from 1.87 to 2.01 for executives and 1.73 to 1.76 for non-executives, which resulted in a calculated expected term of the option grants of 4 years for executives and 3 years for non-executives. In the year ended December 31, 2008, the Company used a suboptimal exercise factor ranging from 1.90 to 2.04 for executives and 1.76 to 1.77 for non-executives, which resulted in a calculated expected term of the option grants of 4 years for executives and 3 years for non-executives. In the year ended December 31, 2007, the Company used a suboptimal exercise factor ranging from 2.06 to 2.09 for executives and 1.77 to 1.78 for non-executives, which resulted in a calculated expected term of the option grants of 5 years for executives and 4 years for non-executives.

In valuing shares issued under the Company’s employee stock options, the Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the contractual term of the options. In valuing shares issued under the Company’s ESPP, the Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the expected term of the shares. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company does not use a post-vesting termination rate as options are fully vested upon grant date. The weighted-average fair value of employee stock options granted during 2009, 2008 and 2007 was $17.79, $12.25 and $9.68 per share, respectively. The weighted-average fair value of shares granted under the employee stock purchase plan during 2009, 2008 and 2007 was $14.44, $8.28 and $6.70 per share, respectively.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases which was allocated as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Fulfillment expenses	$$380	$466	$427
Technology and development	4,453	3,890	3,695
Marketing	1,786	1,886	2,160
General and administrative	5,999	6,022	5,694

Stock-based compensation expense before income taxes	12,618	12,264	11,976
Income tax benefit	(5,017)	(4,585)	(4,760)

Total stock-based compensation after income taxes	$7,601	$7,679	$7,216

8.    Income Taxes

The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Current tax provision:
Federal	$55,104	$41,883	$38,002
State	14,900	12,063	7,208

Total current	70,004	53,946	45,210
Deferred tax provision:
Federal	6,568	(3,680)	(645)
State	(240)	(1,792)	(248)

Total deferred	6,328	(5,472)	(893)

Provision for income taxes	$76,332	$48,474	$44,317

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes for the three years ended December 31, 2009 is as follows:

	Year Ended December 31,
	2009	2008	2007
	(in thousands)
Expected tax expense at U.S. federal statutory rate of 35%	$67,267	$46,060	$39,025
State income taxes, net of Federal income tax effect	10,350	5,155	5,818
Valuation allowance	—	—	(80)
R&D tax credit	(1,600)	(3,321)	—
Stock-based compensation	(89)	108	(248)
Other	404	472	(198)

Provision for income taxes	$76,332	$48,474	$44,317

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax effects of temporary differences and tax carryforwards that give rise to significant portions of the deferred tax assets are presented below (in thousands):

	Year Ended December 31,
	2009	2008
Deferred tax assets:
Accruals and reserves	$1,144	$1,378
Depreciation	(3,259)	2,947
Stock-based compensation	16,824	17,440
R&D credits	3,178	2,636
Other	1,166	1,103

Deferred tax assets	$19,053	$25,504

In evaluating its ability to realize the deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2009 and 2008, it was considered more likely than not that substantially all deferred tax assets would be realized, and no valuation allowance was recorded.

The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the consolidated balance sheet. As of December 31, 2009, the total amount of gross unrecognized tax benefits was $13.2 million, of which $10.7 million, if recognized, would favorably impact the Company’s effective tax rate. As of December 31, 2008, the Company had $10.9 million gross unrecognized benefits, of which $8.7 million, if recognized, would favorably impact the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as other non-current liabilities in the Consolidated Balance Sheet. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balance as of December 31, 2007	$—
Increases related to tax positions taken during the current period	10,859

Balance as of December 31, 2008	$10,859
Increases related to tax positions taken during the current period	2,385

Balance as of December 31, 2009	$13,244

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of the date of adoption, the Company had no accrued gross interest and penalties relating to unrecognized tax benefits. As of December 31, 2009, the total amount of gross interest and penalties accrued was $0.9 million, which is classified as other non-current liabilities in the consolidated balance sheet.

The Company files income tax returns in the U.S. federal jurisdiction and all of the states where income tax is imposed. The Company is subject to US federal income tax examinations by the IRS for years after 2000 and state income tax examination by state taxing authorities for years after 1999. The Company does not believe it is reasonably possible that its unrecognized tax benefits would significantly change over the next twelve months.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Employee Benefit Plan

The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 60% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board of Directors. During 2009, 2008 and 2007, the Company’s matching contributions totaled $2.3 million, $2.0 million and $1.5 million, respectively.

10.    Related Party Transaction

In April 2007, Netflix entered into a license agreement with a company in which an employee had a significant ownership interest at that time. Pursuant to this agreement, Netflix recorded a charge of $2.5 million in technology and development expense. In January 2008, in conjunction with various arrangements Netflix paid a total of $6.0 million to this same company, of which $5.7 million was accounted for as an investment under the cost method. In conjunction with these arrangements, the employee with the significant ownership interest in the same company terminated his employment with Netflix. In the fourth quarter of 2009, Netflix sold its investment in this company to an unrelated party and realized a pre-tax gain of $1.8 million.

11.    Selected Quarterly Financial Data (Unaudited)

	December 31	September 30	June 30	March 31
2009
Total revenues	$444,542	423,120	408,509	394,098
Gross profit	169,056	147,846	139,266	134,830
Net income	30,913	30,141	32,443	22,363
Net income per share:
Basic	0.58	0.54	0.56	0.38
Diluted	0.56	0.52	0.54	0.37

2008
Total revenues	$359,595	$341,269	$337,614	$326,183
Gross profit	126,749	116,773	107,527	103,378
Net income	22,732	20,371	26,579	13,344
Net income per share:
Basic	0.39	0.34	0.43	0.21
Diluted	0.38	0.33	0.42	0.21

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated: February 19, 2010	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: February 19, 2010	By:	/s/ BARRY MCCARTHY
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

Signature	Title	Date
/s/ REED HASTINGS Reed Hastings	President, Chief Executive Officer and Director (principal executive officer)	February 19, 2010

/s/ BARRY MCCARTHY Barry McCarthy	Chief Financial Officer (principal financial and accounting officer)	February 19, 2010

/s/ RICHARD BARTON Richard Barton	Director	February 19, 2010

/s/ TIMOTHY M. HALEY Timothy M. Haley	Director	February 19, 2010

/s/ JAY C. HOAG Jay C. Hoag	Director	February 19, 2010

/s/ GREG STANGER Greg Stanger	Director	February 19, 2010

/s/ MICHAEL N. SCHUH Michael N. Schuh	Director	February 19, 2010

/s/ CHARLES H. GIANCARLO Charles H. Giancarlo	Director	February 19, 2010

/s/ A. GEORGE BATTLE A. George Battle	Director	February 19, 2010

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	S-1/A	333-83878	3.4	April 16, 2002

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	10-Q	000-49802	10.16	August 9, 2006

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6	Lease between Sobrato Land Holdings and Netflix, Inc.	10-Q	000-49802	10.15	August 2, 2004

10.7	Lease between Sobrato Interests II and Netflix, Inc.	10-Q	000-49802	10.16	August 2, 2004

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	July 5, 2005

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

23.1	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the SEC on February 19, 2010, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2009 and 2008, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007 and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan