Form 10-Q
period 2010-03-31
NETFLIX INC
filed 2010-04-28
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

As of March 31, 2010, there were 52,261,855 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31,	March 31,
	2010	2009
Revenues	$493,665	$394,098

Cost of revenues:
Subscription	259,560	217,456
Fulfillment expenses *	47,602	41,812

Total cost of revenues	307,162	259,268

Gross profit	186,503	134,830

Operating expenses:
Technology and development *	37,399	24,200
Marketing *	75,219	62,242
General and administrative *	17,193	13,014
Gain on disposal of DVDs	(1,653)	(1,097)

Total operating expenses	128,158	98,359

Operating income	58,345	36,471
Other income (expense):
Interest expense	(4,959)	(670)
Interest and other income	972	1,610

Income before income taxes	54,358	37,411
Provision for income taxes	22,086	15,048

Net income	$32,272	$22,363

Net income per share:
Basic	$0.61	$0.38

Diluted	$0.59	$0.37

Weighted average common shares outstanding:
Basic	52,911	58,734

Diluted	54,775	60,709

* Stock-based compensation included in expense line items:

Fulfillment expenses	$176	$120
Technology and development	1,869	1,071
Marketing	643	443
General and administrative	2,814	1,498

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	March 31, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$79,861	$134,224
Short-term investments	186,469	186,018
Current content library, net	55,566	37,329
Prepaid content	31,704	26,741
Prepaid and other current assets	25,938	26,701

Total current assets	379,538	411,013
Content library, net	109,431	108,810
Property and equipment, net	127,165	131,653
Deferred tax assets	18,791	15,958
Other non-current assets	13,368	12,300

Total assets	$648,293	$679,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$102,703	$91,475
Accrued expenses	38,718	33,387
Current portion of lease financing obligations	1,917	1,410
Deferred revenue	100,109	100,097

Total current liabilities	243,447	226,369
Long-term debt	200,000	200,000
Lease financing obligations, excluding current portion	35,704	36,572
Other non-current liabilities	22,407	17,650

Total liabilities	501,558	480,591
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at March 31, 2010 and December 31, 2009; 52,261,855 and 53,440,073 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	52	53
Accumulated other comprehensive income, net	487	273
Retained earnings	146,196	198,817

Total stockholders’ equity	146,735	199,143

Total liabilities and stockholders’ equity	$648,293	$679,734

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income	$32,272	$22,363
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property, equipment, and intangibles	10,859	9,175
Amortization of content library	62,292	49,304
Amortization of discounts and premiums on investments	234	194
Amortization of debt issuance costs	98	—
Stock-based compensation expense	5,502	3,132
Excess tax benefits from stock-based compensation	(7,424)	(3,684)
Loss on disposal of property and equipment	—	144
Gain on sale of short-term investments	(264)	(572)
Gain on disposal of DVDs	(3,228)	(2,033)
Deferred taxes	(2,761)	(1,344)
Changes in operating assets and liabilities:
Prepaid content and other current assets	(4,415)	(391)
Content library	(50,475)	(22,091)
Accounts payable	16,878	8,572
Accrued expenses	11,953	2,945
Deferred revenue	12	(2,504)
Other assets and liabilities	3,879	2,423

Net cash provided by operating activities	75,412	65,633

Cash flows from investing activities:
Purchases of short-term investments	(34,202)	(52,384)
Proceeds from sale of short-term investments	30,770	36,933
Proceeds from maturities of short-term investments	4,013	1,330
Purchases of property and equipment	(6,393)	(6,572)
Acquisitions of intangible asset	(130)	(200)
Acquisitions of content library	(36,902)	(46,499)
Proceeds from sale of DVDs	3,984	2,726
Other assets	(172)	(2)

Net cash used in investing activities	(39,032)	(64,668)

Cash flows from financing activities:
Principal payments of lease financing obligations	(361)	(269)
Proceeds from issuance of common stock	9,918	13,589
Excess tax benefits from stock-based compensation	7,424	3,684
Repurchases of common stock	(107,724)	(42,719)

Net cash used in financing activities	(90,743)	(25,715)

Net decrease in cash and cash equivalents	(54,363)	(24,750)
Cash and cash equivalents, beginning of period	134,224	139,881

Cash and cash equivalents, end of period	$79,861	$115,131

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiary (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Examples include the estimates of useful lives and residual value of the Company’s content library, the valuation of stock-based compensation, the recognition and measurement of income tax assets and liabilities and royalties that may be due to performing rights organizations. The actual results experienced by the Company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2010. Interim results are not necessarily indicative of the results for a full year.

Certain prior period amounts have been reclassified to conform to current period presentation. Specifically, all prepayments related to content acquisition and licensing including those previously included in prepaid revenue sharing expenses and in other current assets have been reclassified to prepaid content. The remaining balance of other current assets has also been reclassified to be presented in combination with prepaid expenses.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

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

	Three months ended
	March 31, 2010	March 31, 2009
	(in thousands, except per share data)
Basic earnings per share:
Net income	$32,272	$22,363
Shares used in computation:
Weighted-average common shares outstanding	52,911	58,734

Basic earnings per share	$0.61	$0.38

Diluted earnings per share:
Net income	$32,272	$22,363
Shares used in computation:
Weighted-average common shares outstanding	52,911	58,734
Employee stock options and employee stock purchase plan shares	1,864	1,975

Weighted-average number of shares	54,775	60,709

Diluted earnings per share	$0.59	$0.37

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three months ended
	March 31, 2010	March 31, 2009
	(in thousands)
Employee stock options	22	85

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

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$105,614	$891	$(82)	$106,423
Government and agency securities	75,337	71	(88)	75,320
Asset and mortgage backed securities	4,763	158	(195)	4,726

	$185,714	$1,120	$(365)	$186,469

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$82,362	$915	$(106)	$83,171
Government and agency securities	96,998	72	(416)	96,654
Asset and mortgage backed securities	6,262	143	(212)	6,193

	$185,622	$1,130	$(734)	$186,018

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	As of March 31, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$36,015	$(82)	$—	$—	$36,015	$(82)
Government and agency securities	16,387	(88)	—	—	16,387	(88)
Asset and mortgage backed securities	255	(3)	783	(192)	1,038	(195)

	$52,657	$(173)	$783	$(192)	$53,440	$(365)

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$25,982	$(106)	$—	$—	$25,982	$(106)
Government and agency securities	85,391	(414)	3,279	(2)	88,670	(416)
Asset and mortgage backed securities	280	(1)	768	(211)	1,048	(212)

	$111,653	$(521)	$4,047	$(213)	$115,700	$(734)

Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at March 31, 2010. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three months ended March 31, 2010 or 2009.

The estimated fair value of short-term investments by contractual maturity as of March 31, 2010 is as follows:

(in thousands)
Due within one year	$25,339
Due after one year and through 5 years	157,865
Due after 5 years and through 10 years	—
Due after 10 years	3,265

Total short-term investments	$186,469

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	Fair Value Measurements at March 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Current Assets:
Money market funds (1)	$64	$64	$—	$—
Fixed income available-for-sale securities (2)	186,469	—	186,469	—

Total current assets	186,533	64	186,469	—

Non-current Assets:
Money market funds (3)	3,729	3,729	—	—

Total non-current assets	3,729	3,729	—	—

Total assets	$190,262	$3,793	$186,469	$—

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Current Assets:
Money market funds (1)	$690	$690	$—	$—
Fixed income available-for-sale securities (2)	186,018	—	186,018	—

Total current assets	186,708	690	186,018	—

Non-current Assets:
Money market funds (3)	2,829	2,829	—	—

Total non-current assets	2,829	2,829	—	—

Total assets	$189,537	$3,519	$186,018	$—

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets
(2)	Included in short –term investments in the Company’s condensed consolidated balance sheets.
(3)	Included in other non-current assets in the Company’s condensed consolidated balance sheets

The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date.

4. Long-term Debt

As of March 31, 2010, the Company had $200.0 million of long-term debt outstanding. The debt consists of $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (“the Notes”). Interest on the Notes is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010.

The 8.50% Notes include, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends or make distributions (each subject to specified exceptions). At March 31, 2010 and December 31, 2009, the Company was in compliance with these covenants.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Based on quoted market prices, the fair value of the 8.50% Notes as of March 31, 2010 and December 31, 2009 was approximately $210.0 million and $207.5 million, respectively.

5. Balance Sheet Components

Content Library, Net

Content library and accumulated amortization are as follows:

	As of
	March 31, 2010	December 31, 2009
	(in thousands)
Content library, gross	$764,436	$742,802
Less: Accumulated amortization	(599,439)	(596,663)

	164,997	146,139
Less: Current content library, net	55,566	37,329

Content library, net	$109,431	$108,810

Property and Equipment, Net

Property and equipment and accumulated depreciation are as follows:

		As of
	Useful Life	March 31, 2010	December 31, 2009
		(in thousands)
Computer equipment	3 years	$65,056	$62,132
Other equipment	5 years	65,108	65,059
Computer software, including internal-use software	3 years	37,454	35,401
Furniture and fixtures	3 years	12,436	12,421
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	35,340	35,156
Capital work-in-progress		14,902	15,097

Property and equipment, gross		270,977	265,947
Less: Accumulated depreciation		(143,812)	(134,294)

Property and equipment, net		$127,165	$131,653

6. Other Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of tax. The components of comprehensive income are as follows:

	Three months ended
	March 31, 2010	March 31, 2009
	(in thousands)
Net income	$32,272	$22,363
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	214	(531)

Comprehensive income	$32,486	$21,832

7. Stockholders’ Equity

Stock Repurchases

On August 6, 2009, the Company announced that its Board of Directors authorized a stock repurchase plan that enables the Company to repurchase up to $300 million of its common stock through the end of 2010. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions. During the three months ended March 31, 2010, under this program, the Company repurchased 1,670,000 shares of common stock at an average price of approximately $65 per share for an aggregate amount of approximately $108 million. Shares repurchased under this program have been retired.

        Shares repurchased by the Company are accounted for when the transaction is settled. There were no unsettled share repurchases at March 31, 2010. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. If additional paid in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares. In the first quarter of 2010, $84.9 million was deducted from retained earnings related to share repurchases.

Stock-Based Compensation

A summary of option activity during the three months ended March 31, 2010 is as follows:

		Options Outstanding		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2009	2,591,267	4,241,438	$22.74
Granted	(191,127)	191,127	61.95
Exercised	—	(491,782)	20.17

Balances as of March 31, 2010	2,400,140	3,940,783	24.97	6.11	$192,200

Vested and exercisable at March 31, 2010		3,940,783	24.97	6.11	$192,200

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended March 31, 2010 and 2009 was $22.8 million and $16.4 million, respectively.

Cash received from option exercises for the three months ended March 31, 2010 and 2009 was $9.9 million and $13.6 million, respectively.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The following table summarizes the assumptions used to value option grants using the lattice-binomial model:

	Three Months Ended
	March 31, 2010	March 31, 2009
Dividend yield	0%	0%
Expected volatility	46%	56%
Risk-free interest rate	3.67%	2.60%
Suboptimal exercise factor	1.78-2.15	1.73-1.87

In the three months ended March 31, 2010, the Company used a suboptimal exercise factor of 2.15 for executives and 1.78 for non-executives, resulting in a calculated expected life of the option grants of five years for executives and four years for non-executives. In the three months ended March 31, 2009, the Company used a suboptimal exercise factor of 1.87 for executives and 1.73 for non-executives, resulting in a calculated expected life of four years for executives and three years for non-executives.

The weighted-average fair value of employee stock options granted during the three months ended March 31, 2010 and 2009 was $27.59 and $14.10 per share, respectively. The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases for the three months ended March 31, 2010 and 2009 which was allocated as follows:

	Three Months Ended
	March 31, 2010	March 31, 2009
	(in thousands)
Fulfillment expense	$176	$120
Technology and development	1,869	1,071
Marketing	643	443
General and administrative	2,814	1,498

Stock-based compensation expense before income taxes	5,502	3,132
Income tax benefit	(2,234)	(1,259)

Total stock-based compensation after income taxes	$3,268	$1,873

8. Income Taxes

The effective tax rate for the three months ended March 31, 2010 and 2009 is 40.6% and 40.2%, respectively.

As of December 31, 2009, the Company had $13.2 million of gross unrecognized tax benefits. During the three months ended March 31, 2010, the Company had an increase in gross unrecognized tax benefits of approximately $0.3 million. The gross uncertain tax positions, if recognized by the Company, will result in a reduction of approximately $10.9 million to the tax provision thereby favorably impacting the Company’s effective tax rate. The Company does not believe it is reasonably possible that its unrecognized tax benefits would significantly change over the next twelve months. Accordingly, the Company’s unrecognized tax benefits are classified as other non-current liabilities in the Condensed Consolidated Balance Sheet.

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and all of the states where income tax is imposed. The Company is subject to U.S. federal and state income tax examinations for years after 1996.

9. Commitments and Contingencies

Lease Financing Obligation

In June 2004 and June 2006, the Company entered into two separate lease agreements for the Los Gatos, California headquarters site. Because the terms of the original facilities lease required the Company’s involvement in the construction funding of the buildings, the Company is the “deemed owner” (for accounting purposes only) of these buildings in accordance with ASC topic 840.40 Leases—Sale-Leaseback Transactions as it applies to situations where an entity is involved with the construction funding of an asset that will be leased when the construction project is completed.

        Accordingly, the Company recorded an asset of $40.7 million, representing the total costs of the buildings and improvements, including the costs paid by the lessor (the legal owner of the buildings), with a corresponding liability. Upon completion of construction of each building, the Company did not meet the sale-leaseback criteria for derecognition of the building assets and liabilities. Therefore the leases are accounted for as financing obligations and the building is depreciated over a 30 year useful life. The monthly rent payments made to the lessor under the lease agreements are recorded in the Company’s financial statements as land lease expense and principal and interest on the financing liabilities.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In the first quarter of 2010, the Company extended the facility leases for the Los Gatos buildings for an additional five year term after the remaining term of the original lease, thus increasing the future minimum payments under lease financing obligations as of March 31, 2010 to $26.8 million. The leases will continue to be accounted for as financing obligations and no gain or loss was recorded as a result of the lease financing modification. The lease financing obligation balance at the end of the extended lease term will be approximately $25.8 million which approximates the net book value of the buildings to be relinquished to the lessor.

Streaming Content

The Company classifies streaming content as either a current or non-current asset in the consolidated balance sheets based on the estimated time of usage after certain criteria have been met including availability of the streaming content for its first showing. The Company had $179.1 million and $114.8 million of commitments at March 31, 2010 and December 31, 2009, respectively, related to streaming content license agreements commitments that do not meet asset recognition criteria.

The Company is currently involved in negotiations with performing rights organizations (PROs) that hold the rights to music used in connection with streaming content. The Company accrues for estimated royalties that may be due to PROs. The outcome of these negotiations is uncertain. Additionally, pending litigation between certain PROs and other third parties could impact our negotiations. If we are unable to reach mutually acceptable terms with the PROs, the Company could become involved in similar litigation. The results of any negotiation or litigation may be materially different from management’s estimates.

Litigation

From time to time, in the normal course of its operations, the Company is a party to litigation matters and claims, including claims relating to employee relations and business practices. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company cannot reasonably estimate the likelihood or potential dollar amount of any adverse results. The Company expenses legal fees as incurred. Listed below are material legal proceedings to which the Company is a party. An unfavorable outcome to any of these matters could have a material adverse effect on the Company’s financial position, liquidity or results of operations.

On March 29, 2010, Parallel Networks, LLC filed a complaint for patent infringement against the Company and others in the United States District Court for the Eastern District of Texas, captioned Parallel Networks, LLC v. Abercrombie & Fitch Co., et. al , Civil Action No 6:10-cv-00111-LED. The complaint alleges that the Company infringed U.S. Patent No. 6,446,111 entitled “Method and Apparatus for Client-Server Communication Using a Limited Capability Client Over a Low-Speed Communication Link,” issued on September 3, 2002. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future.

On December 17, 2009, plaintiffs Jane Doe, Nelly Valdez-Marquez, Anthony Sinopoli and Paul Navarro filed a purported class action lawsuit against the Company in the United District Court, Northern District of California, Case No. C09-05903 on behalf of (1) a nationwide class consisting of “all Netflix subscribers that rented a Netflix movie and also rated a movie on the Netflix website during the period of October 1998 through December 2005, residing in the United States,” (2) a subclass of California residents and (3) an injunctive class consisting of “all Netflix subscribers since 2006, residing in the United States.” Plaintiffs alleged that Netflix breached the privacy rights of its subscribers by, among other things, releasing certain data in connection with the “Netflix Prize” contest. Plaintiffs brought this action pursuant to the Video Privacy Protection Act, 18 U.S.C. § 2710; California Consumers Legal Remedies Act, Civil Code § 1750 (“CLRA”); California Customer Records Act, Civil Code § 1798.80; California’s Unfair Competition Law, Bus. & Prof’l Code §§ 17200, 17500 (“UCL”); and common law actions for Unjust Enrichment and Public Disclosure of Private Facts. Plaintiffs sought declaratory relief; statutory, actual and punitive damages; disgorgement of profits; and injunctive relief. The Company has settled this action and, pursuant to the settlement agreement, the plaintiffs voluntarily dismissed the lawsuit on March 19, 2010.

On September 25, 2009, Alcatel-Lucent USA Inc. filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned Alcatel-Lucent USA Inc. v. Amazon.com Inc., et. al, Civil Action No. 6:09-cv-422. The complaint alleges that the Company infringed U.S. Patents Nos. 5,649,131 entitled “Communications Protocol” issued on July 15, 1997, 5,623,656 entitled “Script Based Data Communication System and Method Utilizing State Memory” issued on April 22, 1997 and 5,404,507 entitled “Apparatus and Method for Finding Records in a Database by Formulating a Query Using Equivalent Terms Which Correspond to Terms in the Input Query,” issued April 4, 1995. The complaint seeks unspecified compensatory and enhanced damages, interest, costs and fees, and seeks to permanently enjoin the Company from infringing the patents in the future.

In January through April of 2009, a number of purported anti-trust class action suits were filed against the Company. Wal-Mart Stores, Inc. and Walmart.com USA LLC (collectively, Wal-Mart) were also named as defendants in these suits. Most of the suits were filed in the United States District Court for the Northern District of California and other federal district courts around the country. A number of suits were

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

filed in the Superior Court of the State of California, Santa Clara County. The plaintiffs, who are current or former Netflix customers, generally allege that Netflix and Wal-Mart entered into an agreement to divide the markets for sales and online rentals of DVDs in the United States, which resulted in higher Netflix subscription prices. The complaints, which assert violations of federal and/or state antitrust laws, seek injunctive relief, costs (including attorneys’ fees) and damages in an unspecified amount. On April 10, 2009, the Judicial Panel on Multidistrict Litigation ordered all cases pending in federal court transferred to the Northern District of California to be consolidated or coordinated for pre-trial purposes. These cases have been assigned the multidistrict litigation number MDL-2029. On March 19, 2010, plaintiffs filed a motion for class certification. The cases pending in the Superior Court of the State of California, Santa Clara County have been consolidated. In addition, in May of 2009, three additional lawsuits were filed—two in the Northern District of California and one in the Superior Court of the State of California, San Mateo County—alleging identical conduct and seeking identical relief. In these three cases, the plaintiffs are current or former subscribers to the online DVD rental service offered by Blockbuster Inc. The two cases filed in federal court on behalf of Blockbuster subscribers have been related to MDL-2029. On December 1, 2009, the federal Court entered an order granting defendants’ motion to dismiss the two federal cases filed on behalf of Blockbuster subscribers. Plaintiffs filed an amended complaint on March 1, 2010. Defendants moved to dismiss the Blockbuster subscribers’ amended complaint on March 31, 2010. The lawsuit filed in Superior Court of the State of California, San Mateo County has been coordinated with the cases pending in Santa Clara County.

On December 26, 2008, Quito Enterprises, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Southern District of Florida, captioned Quito Enterprises, LLC v. Netflix, Inc., et. al, Civil Action No. 1:08-cv-23543-AJ. The complaint alleges that the Company infringed U.S. Patent No. 5,890,152 entitled “Personal Feedback Browser for Obtaining Media Files” issued on March 30, 1999. The complaint seeks unspecified damages, interest, and seeks to permanently enjoin the Company from infringing the patent in the future. On September 30, 2009, the Company filed a motion for summary judgment of invalidity. The Company has settled this action, and on March 8, 2010, pursuant to a stipulation between the parties, the Court entered an Order dismissing all claims against the Company with prejudice.

On October 24, 2008, Media Queue, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Oklahoma, captioned Media Queue, LLC v. Netflix, Inc., et. al , Civil Action No. CIV 08-402-KEW. The complaint alleges that the Company infringed U.S. Patent No. 7,389,243 entitled “Notification System and Method for Media Queue” issued on June 17, 2008. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future. On February 24, 2009, the case was transferred to the Northern District of California. On August 14, 2009, the Company filed a motion for summary judgment of non-infringement. A hearing on the motion was held on November 17, 2009. On December 1, 2009, the Court granted the Company’s motion for summary judgment of non-infringement. On February 10, 2010, plaintiff appealed the summary judgment ruling.

On December 28, 2007, Parallel Networks, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned Parallel Networks, LLC v. Netflix, Inc., et. al , Civil Action No 2:07-cv-562-DF. The complaint alleges that the Company infringed U.S. Patent Nos. 5,894,554 and 6,415,335 B1 entitled “System For Managing Dynamic Web Page Generation Requests by Intercepting Request at Web Server and Routing to Page Server Thereby Releasing Web Server to Process Other Requests” and “System and Method for Managing Dynamic Web Page Generation Requests”, issued on April 13, 1999 and July 2, 2002, respectively. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future. On March 10, 2010, the Company filed a motion for summary judgment of invalidity. On March 26, 2010, the Company filed a motion for summary judgment of non-infringement. Hearing dates have not been scheduled for these motions.

Indemnification

In the ordinary course of business, the Company enters into contractual arrangements under which it has agreed to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of the Company’s breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, the Company’s obligations under these agreements may be limited in terms of time or amount, and, in some instances, the Company may have recourse against third parties for certain payments. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to: statements regarding international expansion, trends in average revenue per paying subscriber, investments in our content library and increased spending for streaming content, our competitive advantage, increasing content choices for streaming, our core strategy, the expansion of electronic equipment that will enable streamed content, the continued popularity of the DVD format, expectations with respect to the growth of Internet delivery of content, growth in our average number of paying subscribers, future investments in our content library and its effect on our gross margin, and our liquidity. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2010.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

Our Business

With more than 13 million subscribers, we are the world’s largest subscription service streaming movies and TV episodes over the Internet and sending DVDs by mail. Our subscribers can instantly watch unlimited movies and TV episodes streamed to their TVs and computers and can receive DVDs delivered quickly to their homes. We offer a variety of subscription plans, with no due dates, no late fees, no shipping fees and no pay-per-view fees. Aided by our proprietary recommendation and merchandising technology, subscribers can select from a growing library of titles that can be watched instantly and a vast array of titles on DVD. On average, over 2 million discs are shipped daily from our distribution centers across the United States. Additionally, more than 55% of our subscribers instantly watched more than 15 minutes of streaming content in the first quarter of 2010.

Subscribers can:

•

Watch streaming content without commercial interruption on their computers and TVs. The viewing experience is enabled by Netflix controlled software that runs on a variety of consumer electronics devices (“Netflix Ready Devices”). These Netflix Ready Devices currently include platforms such as Blu-ray disc players, Internet-connected TVs, digital video players and game consoles.

•	Receive DVDs by U.S. mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue.

Our core strategy is to grow a large subscription business consisting of streaming and DVD-by-mail content. By combining streaming and DVD as part of the Netflix subscription, we are able to offer subscribers a uniquely compelling selection of movies for one low monthly price. We believe this creates a competitive advantage as compared to a streaming only subscription service. This advantage will diminish over time as more content becomes available over the Internet from competing services, by which time we expect to have further developed our other advantages such as brand, distribution, and our proprietary merchandising platform. Despite the growing popularity of Internet delivered content, we expect that standard definition DVD, along with its high definition successor, Blu-ray (collectively referred to in this Quarterly Report as “DVD”), will continue to be the primary means by which the majority of Netflix subscribers view content for the foreseeable future. However, at some point in the future, we expect that Internet delivery of content to the home will surpass DVD as the primary means by which most Netflix subscribers view content.

Performance Highlights

The following represents our performance highlights for the three months ended March 31, 2010, December 31, 2009 and March 31, 2009:

	Three Months Ended			Change
	March 31, 2010	December 31, 2009	March 31, 2009	Q1’10 vs. Q1’09	Q1’10 vs. Q4’09
	(in thousands except per share data, percentages and subscriber acquisition cost)
Revenues	$493,665	$444,542	$394,098	25.3%	11.1%
Net income	32,272	30,913	22,363	44.3%	4.4%
Net income per share - diluted	$0.59	$0.56	$0.37	59.5%	5.4%
Total subscribers at end of period	13,967	12,268	10,310	35.5%	13.8%
Churn*	3.8%	3.9%	4.2%	(9.5)%	(2.6)%
Subscriber acquisition cost**	$21.54	$25.23	$25.79	(16.5)%	(14.6)%
Gross margin	37.8%	38.0%	34.2%	10.5%	(0.5)%

*	Churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber addition, then divided by three months.
**	Subscriber acquisition costs is defined as total marketing expense divided by total gross subscriber additions.

Critical Accounting Policies and Estimates

There have been no significant changes during the three months ended March 31, 2010 to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
Revenues	100.0%	100.0%	100.0%

Cost of revenues:
Subscription	52.6%	52.1%	55.2%
Fulfillment expenses	9.6%	9.9%	10.6%

Total cost of revenues	62.2%	62.0%	65.8%

Gross profit	37.8%	38.0%	34.2%

Operating expenses:
Technology and development	7.6%	7.5%	6.1%
Marketing	15.2%	15.9%	15.8%
General and administrative	3.5%	3.0%	3.3%
Gain on disposal of DVDs	(0.3)%	(0.4)%	(0.2)%

Total operating expenses	26.0%	26.0%	25.0%

Operating income	11.8%	12.0%	9.2%
Other income (expense):
Interest expense	(1.0)%	(1.0)%	(0.2)%
Interest and other income	0.2%	0.5%	0.5%

Income before income taxes	11.0%	11.5%	9.5%
Provision for income taxes	4.5%	4.5%	3.8%

Net income	6.5%	7.0%	5.7%

Revenues

We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues. We currently generate all our revenues in the United States, although we plan to launch a limited international expansion with a streaming subscription service in the second half of 2010.

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

Price per month
1-out Limited	$4.99
1-out Unlimited	8.99
2-out Unlimited	13.99
3-out Unlimited	16.99
All other Unlimited Plans	23.99 to 47.99

The following table presents our ending subscriber information:

	As of
	March 31, 2010	December 31, 2009	March 31, 2009
	(in thousands, except percentages)
Free subscribers	345	376	194
As a percentage of total subscribers	2.5%	3.1%	1.9%
Paid subscribers	13,622	11,892	10,116
As a percentage of total subscribers	97.5%	96.9%	98.1%
Total subscribers	13,967	12,268	10,310

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	March 31, 2010	March 31, 2009	Q1’10 vs. Q1’09
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$493,665	$394,098	25.3%
Other data:
Average number of paying subscribers	12,757	9,640	32.3%
Average monthly revenue per paying subscriber	$12.90	$13.63	(5.4)%

The $99.6 million increase in our revenues was primarily a result of the 32.3% growth in the average number of paying subscribers arising from increased consumer awareness of the compelling value proposition of streaming and DVDs by mail for one low price and other benefits of our service. This increase was partially offset by a 5.4% decline in the average monthly revenue per paying subscriber to $12.90, resulting from the continued growth of our lower priced subscription plans. The total number of average paying subscribers in our 1 and 2-out plans grew by 59.3% year over year as compared to an 11.6% decline in all other plans.

Three months ended March 31, 2010 as compared to the three months ended December 31, 2009

	Three Months Ended		Change
	March 31, 2010	December 31, 2009	Q1’10 vs. Q4’09
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$493,665	$444,542	11.1%

Other data:
Average number of paying subscribers	12,757	11,364	12.3%
Average monthly revenue per paying subscriber	$12.90	$13.04	(1.1)%

The $49.1 million increase in our revenues was primarily a result of the 12.3% growth in the average number of paying subscribers arising from increased consumer awareness of the compelling value proposition of streaming and DVDs by mail for one low price and other benefits of our service. This increase was partially offset by a 1.1% decline in the average monthly revenue per paying subscriber to $12.90, resulting from the continued growth of our lower priced subscription plans. The total number of average paying subscribers in our 1 and 2-out plans grew by 18.4% quarter over quarter as compared to a 2.6% decline in all other plans.

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

Cost of Revenues

Cost of Subscription

Cost of subscription revenues consists of content delivery costs related to shipping DVDs and providing streaming content to subscribers as well as expenses related to the acquisition and licensing of content. Costs related to free-trial periods are allocated to marketing expenses.

Content delivery expenses consist of the postage costs to mail DVDs to and from our paying subscribers, the packaging and label costs for the mailers and all costs associated with streaming content over the Internet. We utilize third party content delivery networks to help us efficiently stream content in high volume to our subscribers over the Internet.

Content acquisition and licensing expenses consist of costs incurred in obtaining content such as amortization of content and revenue sharing expense. We obtain content from studios, distributors and other suppliers through direct purchases, revenue sharing agreements and license agreements.

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	March 31, 2010	March 31, 2009	Q1’10 vs. Q1’09
	(in thousands except percentages)
Cost of Subscription	$259,560	$217,456	19.4%
As a percentage of revenues	52.6%	55.2%

The $42.1 million increase in cost of subscription revenues was due to the following factors:

•

Content delivery expenses increased $25.6 million primarily due to a 14.9% increase in the number of DVDs mailed to paying subscribers. The increase in the number of DVDs mailed was driven by a 32.3% increase in the average number of paying subscribers, partially offset by a 13.1% decline in monthly DVD rentals per average paying subscriber primarily attributed to the growing popularity of our lower priced plans.

•	Content acquisition and licensing expenses increased by $16.5 million primarily due to increased investments in our content library, particularly related to additions to our streaming content.

Three months ended March 31, 2010 as compared to the three months ended December 31, 2009

	Three Months Ended		Change
	March 31, 2010	December 31, 2009	Q1’10 vs. Q4’09
	(in thousands except percentages)
Cost of Subscription	$259,560	$231,598	12.1%
As a percentage of revenues	52.6%	52.1%

The $28.0 million increase in cost of subscription revenues was due to the following factors:

•

Content delivery expenses increased $15.6 million due primarily to a 12.7% increase in the number of DVDs mailed to paying subscribers. The increase in the number of DVDs mailed was driven by a 12.3% increase in the average number of paying subscribers.

•	Content acquisition and licensing expenses increased by $12.4 million primarily due to increased revenue sharing expenses.

Fulfillment Expenses

Fulfillment expenses represent those expenses incurred in operating and staffing our shipping and customer service centers, including costs attributable to receiving, inspecting and warehousing our content library. Fulfillment expenses also include credit card fees.

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	March 31, 2010	March 31, 2009	Q1’10 vs. Q1’09
	(in thousands except percentages)
Fulfillment expenses	$47,602	$41,812	13.8%
As a percentage of revenues	9.6%	10.6%

The $5.8 million increase in fulfillment expenses was due to the following:

•	Shipping and customer service centers expenses increased $1.8 million primarily due to a 14.1% increase in headcount to support the higher volume of content delivery and growth in subscribers.

•	Credit card fees increased $4.0 million as a result of the 25.3% growth in revenues.

Three months ended March 31, 2010 as compared to the three months ended December 31, 2009

	Three Months Ended		Change
	March 31, 2010	December 31, 2009	Q1’10 vs. Q4’09
	(in thousands except percentages)
Fulfillment expenses	$47,602	$43,888	8.5%
As a percentage of revenues	9.6%	9.9%

The $3.7 million increase in fulfillment expenses was due to the following:

•	Shipping and customer service centers expenses increased $2.4 million primarily due to a 3.7% increase in headcount to support the higher volume of content delivery and growth in subscribers.

•	Credit card fees increased $1.3 million as a result of the 11.1% growth in revenues.

Gross Margin

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	March 31, 2010	March 31, 2009	Q1’10 vs. Q1’09
	(in thousands except percentages)
Gross profit	$186,503	$134,830	38.3%
Gross margin	37.8%	34.2%
Average monthly gross profit per paying subscriber	$4.87	$4.66	4.5%

The increase in gross margin was primarily due to lower DVD content acquisition expenses per DVD mailed and a 13.1% decline in monthly DVD shipments per average paying subscriber driven by the growing popularity of our lower priced plans and the growth in streaming. This decline was higher than the decline in average revenue per paying subscriber of 5.4%. This was offset partially by increased investments in our streaming content.

Three months ended March 31, 2010 as compared to the three months ended December 31, 2009

	Three Months Ended		Change
	March 31, 2010	December 31, 2009	Q1’10 vs. Q4’09
	(in thousands except percentages)
Gross profit	$186,503	$169,056	10.3%
Gross margin	37.8%	38.0%
Average monthly gross profit per paying subscriber	$4.87	$4.96	(1.8)%

The decrease in gross margin was primarily attributable to an increase in DVD usage.

We expect to continue to make substantial investments in our content library, and in particular may increase spending associated with streaming content. These investments would reduce our gross margin to the extent that increases outpace growth in our revenues.

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

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	March 31, 2010	March 31, 2009	Q1’10 vs. Q1’09
	(in thousands except percentages)
Technology and development	$37,399	$24,200	54.5%
As a percentage of revenues	7.6%	6.1%

The $13.2 million increase in technology and development expenses was primarily the result of a $6.0 million increase in personnel related costs and a $5.3 million increase in facilities and equipment related expenses. Both increases are due to growth in headcount related to the development of solutions for streaming content and continued improvements in our service.

Three months ended March 31, 2010 as compared to the three months ended December 31, 2009

	Three Months Ended		Change
	March 31, 2010	December 31, 2009	Q1’10 vs. Q4’09
	(in thousands except percentages)
Technology and development	$37,399	$33,209	12.6%
As a percentage of revenues	7.6%	7.5%

The $4.2 million increase in technology and development expenses was primarily the result of a $2.0 million increase in personnel related costs and a $1.7 million increase in equipment related expenses. Both increases are due to growth in headcount related to the development of solutions for streaming content and continued improvements in our service.

Marketing

Marketing expenses consist primarily of advertising expenses and payments made to our affiliates, including consumer electronics partners. Advertising expenses include marketing program expenditures and other promotional activities, including allocated costs of revenues relating to free trial periods. Payments to our affiliates, including consumer electronics partners, may be in the form of a one-time payment or may be a revenue sharing payment for each subscriber acquired. Also included in marketing expense are payroll related expenses.

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	March 31,	March 31,	Q1’10 vs.
	2010	2009	Q1’09
	(in thousands except percentages)
Marketing	$75,219	$62,242	20.8%
As a percentage of revenues	15.2%	15.8%
Other data:
Gross subscriber additions	3,492	2,413	44.7%
Subscriber acquisition cost	$21.54	$25.79	(16.5)%

The $13.0 million increase in marketing expenses was primarily attributable to a $10.3 million increase in marketing program spending, resulting from the growth in our consumer electronic partner programs coupled with increased spending in television advertising. In addition, costs of free trials increased $2.6 million consistent with the 44.7% increase in gross subscriber additions.

Subscriber acquisition cost decreased primarily due to strong performance in all marketing channels coupled with strong organic subscriber growth.

Three months ended March 31, 2010 as compared to the three months ended December 31, 2009

	Three Months Ended		Change
	March 31, 2010	December 31, 2009	Q1’10 vs. Q4’09
	(in thousands except percentages)
Marketing	$75,219	$70,715	6.4%
As a percentage of revenues	15.2%	15.9%
Other data:
Gross subscriber additions	3,492	2,803	24.6%
Subscriber acquisition cost	$21.54	$25.23	(14.6)%

The $4.5 million increase in marketing expenses was primarily attributable to a $2.2 million increase in marketing program spending primarily related to increased spending in online and consumer electronic partner programs, offset by decreased spending in direct mail campaigns and television advertising. In addition, cost of free trials increased $2.0 million consistent with the 24.6% increase in gross subscriber additions.

Subscriber acquisition cost decreased as a result of more efficient marketing spending and continued strong organic subscriber growth.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting, professional fees and other general corporate expenses.

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	March 31,	March 31,	Q1’10 vs.
	2010	2009	Q1’09
	(in thousands except percentages)
General and administrative	$17,193	$13,014	32.1%
As a percentage of revenues	3.5%	3.3%

The $4.2 million increase in general and administrative expenses was primarily attributable to a $2.6 million increase in legal costs coupled with a $1.3 million increase in stock-based compensation expenses resulting primarily from increased employee compensation allocated from total compensation to the stock option program.

Three months ended March 31, 2010 as compared to the three months ended December 31, 2009

	Three Months Ended		Change
	March 31,	December 31,	Q1’10 vs.
	2010	2009	Q4’09
	(in thousands except percentages)
General and administrative	$17,193	$13,524	27.1%
As a percentage of revenues	3.5%	3.0%

The $3.7 million increase in general and administrative expenses was primarily attributable to a $1.4 million increase in legal costs coupled with a $1.4 million increase in stock-based compensation expenses resulting primarily from increased employee compensation allocated from total compensation to the stock option program.

Interest Expense

Interest expense consists primarily of the interest on our 8.50% senior notes including the amortization of debt issuance costs, as well as the interest on our lease financing obligations.

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	March 31,	March 31,	Q1’10 vs.
	2010	2009	Q1’09
	(in thousands except percentages)
Interest expense	$4,959	$670	640.1%
As a percentage of revenues	1.0%	0.2%

The $4.3 million increase in interest expense was entirely attributable to the interest expense associated with our 8.50% senior notes.

Three months ended March 31, 2010 as compared to the three months ended December 31, 2009

	Three Months Ended		Change
	March 31,	December 31,	Q1’10 vs.
	2010	2009	Q4’09
	(in thousands except percentages)
Interest expense	$4,959	$4,457	11.3%
As a percentage of revenues	1.0%	1.0%

The $0.5 million increase in interest expense was due to a full quarter’s interest accrual on the 8.50% Notes. The increase is partially offset by a decrease in interest expense associated with a line of credit that was fully paid and terminated in the fourth quarter of 2009.

Interest and Other Income

Interest and other income consist primarily of interest and dividend income generated from invested cash and short-term investments.

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	March 31,	March 31,	Q1’10 vs.
	2010	2009	Q1’09
	(in thousands except percentages)
Interest and other income	$972	$1,610	(39.6)%
As a percentage of revenues	0.2%	0.5%

The $0.6 million decrease in interest and other income was primarily attributable to lower interest and dividends earned on our cash and short-term investments, due to lower cash balances resulting from the repurchase of our common stock, coupled with a decrease in realized gains from the sale of short-term investments.

Three months ended March 31, 2010 as compared to the three months ended December 31, 2009

	Three Months Ended		Change
	March 31, 2010	December 31, 2009	Q1’10 vs. Q4’09
	(in thousands except percentages)
Interest and other income	$972	$2,444	(60.2)%
As a percentage of revenues	0.2%	0.5%

The $1.5 million decrease in interest and other income was primarily attributable to gains of $1.8 million realized from the sale of our investment in a private company in the fourth quarter of 2009.

Income Taxes

Three months ended March 31, 2010 as compared to the three months ended March 31, 2009

	Three Months Ended		Change
	March 31, 2010	March 31, 2009	Q1’10 vs. Q1’09
	(in thousands, except percentages)
Provision for income taxes	$22,086	$15,048	46.8%
Effective tax rate	40.6%	40.2%

Our effective tax rate for the first quarter of 2010 was 40.6% and differed from the federal statutory rate due primarily to state taxes offset by the California research and development tax credit recorded during the quarter. The effective tax rate is relatively flat as compared to the same quarter in prior year.

Three months ended March 31, 2010 as compared to the three months ended December 31, 2009

	Three Months Ended		Change
	March 31, 2010	December 31, 2009	Q1’10 vs. Q4’09
	(in thousands, except percentages)
Provision for income taxes	$22,086	$20,423	8.1%
Effective tax rate	40.6%	39.8%

The 0.8% increase in our effective tax rate was primarily attributable to the expiration of the Federal research and development tax credit benefit at December 31, 2009.

Liquidity and Capital Resources

Our primary uses of cash include our stock repurchase programs, the acquisition and licensing of content, shipping and packaging expenses, marketing, payroll related expenses, and capital expenditures related to information technology and automation equipment for operations. Our primary source of cash is monthly subscription fees. Additionally, in November 2009, we issued $200 million of our 8.50% senior notes due in 2017.

Although we currently anticipate that cash flows from operations, together with our available funds, will continue to be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain additional financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing.

On August 6, 2009, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase $300 million of our common stock through the end of 2010. As of March 31, 2010, we have purchased approximately $257 million of our common stock under this program. The timing and actual number of shares repurchased will depend on various factors, including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

The following table highlights selected measures of our liquidity and capital resources (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Net cash provided by operating activities	$75,412	$65,633
Net cash used in investing activities	(39,032)	(64,668)
Net cash used in financing activities	(90,743)	(25,715)

Operating Activities

During the three months ended March 31, 2010, our operating activities consisted of net income of $32.3 million, increased by non-cash adjustments of $65.3 million offset by a decrease in net changes in operating assets and liabilities of $22.2 million. The majority of the non-cash adjustments resulted from amortization of the content library of $62.3 million, which increased $13.0 million as compared to the same prior-year period due to the continued purchase of additional titles in order to support our larger subscriber base. The decrease in cash flow attributable to the net changes in operating assets and liabilities was mainly driven by additions to the streaming content library offset partially by timing differences in accounts payable and accrued expenses. Cash provided by operating activities increased by $9.8 million for the three months ended March 31, 2010 as compared to the same prior-year period. This was primarily due to an increase in net income of $9.9 million.

Investing Activities

During the three months ended March 31, 2010, our investing activities consisted primarily of acquisitions of DVD content, purchases, maturities, and sales of available-for-sale securities and purchases of property and equipment. Cash used in investing activities decreased by $25.6 million for the three months ended March 31, 2010 as compared to the same prior-year period. This decrease is primarily attributable to a decrease of $18.2 million in the purchases of available-for-sale securities coupled with a decrease in acquisitions of content library of $9.6 million.

Financing Activities

During the three months ended March 31, 2010, our financing activities consisted primarily of repurchases of our common stock. Cash used in financing activities increased by $65.0 million as compared to the same prior-year period due to an increase in stock repurchases of $65.0 million.

Contractual Obligations

        For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of March 31, 2010. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at March 31, 2010 (in thousands):

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
8.50% senior notes	$336,472	$17,472	$34,000	$34,000	$251,000
Operating lease obligations	48,387	13,565	17,865	11,244	5,713
Lease financing obligations (1)	26,829	4,174	8,431	5,886	8,338
Other purchase obligations (2)	492,241	245,744	227,521	18,976	—

Total	$903,929	$280,955	$287,817	$70,106	$265,051

(1)	In the first quarter of 2010, the Company extended the facilities leases for the Los Gatos buildings. See note 9 to the Condensed Consolidated Financial Statements for further discussion of our lease financing obligations.
(2)	Other purchase obligations relate primarily to acquisitions and licenses for our content library and to marketing activities.

As of March 31, 2010, the Company had gross unrecognized tax benefits of $13.5 million. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.

Indemnification

The information set forth under Note 9 in the notes to the condensed consolidated financial statements under the caption “Indemnification” is incorporated herein by reference

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance, to us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2009. Our exposure to market risk has not changed significantly since December 31, 2009.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 9 in the notes to the condensed consolidated financial statements under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended March 31, 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
January 1, 2010 – January 31, 2010	—	$—	—	$150,894,286
February 1, 2010 – February 28, 2010	1,100,000	62.15	1,100,000	82,532,099
March 1, 2010 – March 31, 2010	570,000	69.06	570,000	43,169,969

Total	1,670,000	$64.51	1,670,000	43,169,969

(1)	On August 6, 2009, the Company announced that its Board of Directors authorized a stock repurchase plan that enables the Company to repurchase up to $300 million of its common stock through the end of 2010. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, alternative investment opportunities and other market conditions.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on April 27, 2010, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: April 27, 2010	By:	/s/ REED HASTINGS
Reed Hastings
Chief Executive Officer (Principal executive officer)

Dated: April 27, 2010	By:	/s/ BARRY MCCARTHY
Barry McCarthy
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the SEC on April 27, 2010, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.