Form 10-Q
period 2010-06-30
NETFLIX INC
filed 2010-07-27
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010, there were 52,358,171 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

Netflix, Inc.

Condensed Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues	$519,819	$408,509	$1,013,484	$802,607

Cost of revenues:
Subscription	265,387	227,316	524,947	444,772
Fulfillment expenses *	49,547	41,927	97,149	83,739

Total cost of revenues	314,934	269,243	622,096	528,511

Gross profit	204,885	139,266	391,388	274,096

Operating expenses:
Technology and development *	37,863	27,119	75,262	51,319
Marketing *	74,533	46,231	149,752	108,473
General and administrative *	17,119	13,252	34,312	26,266
Gain on disposal of DVDs	(1,972)	(118)	(3,625)	(1,215)

Total operating expenses	127,543	86,484	255,701	184,843

Operating income	77,342	52,782	135,687	89,253
Other income (expense):
Interest expense	(4,893)	(674)	(9,852)	(1,344)
Interest and other income	921	866	1,893	2,476

Income before income taxes	73,370	52,974	127,728	90,385
Provision for income taxes	29,851	20,531	51,937	35,579

Net income	$43,519	$32,443	$75,791	$54,806

Net income per share:
Basic	$0.83	$0.56	$1.44	$0.94

Diluted	$0.80	$0.54	$1.39	$0.91

Weighted average common shares outstanding:
Basic	52,486	57,872	52,697	58,301

Diluted	54,324	59,660	54,548	60,182

* Stock-based compensation included in expense line items:
Fulfillment expenses	$307	$102	$483	$222
Technology and development	2,376	1,190	4,245	2,261
Marketing	756	458	1,399	901
General and administrative	3,489	1,528	6,303	3,026

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	June 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$107,327	$134,224
Short-term investments	171,758	186,018
Current content library, net	93,123	37,329
Prepaid content	33,837	26,741
Other current assets	35,173	26,701

Total current assets	441,218	411,013
Content library, net	94,666	108,810
Property and equipment, net	123,292	131,653
Deferred tax assets	21,951	15,958
Other non-current assets	12,845	12,300

Total assets	$693,972	$679,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$120,031	$91,475
Accrued expenses	34,746	33,387
Current portion of lease financing obligations	1,971	1,410
Deferred revenue	101,419	100,097

Total current liabilities	258,167	226,369
Long-term debt	200,000	200,000
Lease financing obligations, excluding current portion	35,185	36,572
Other non-current liabilities	23,980	17,650

Total liabilities	517,332	480,591
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at June 30, 2010 and December 31, 2009; 52,358,171 and 53,440,073 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	52	53
Accumulated other comprehensive income, net	802	273
Retained earnings	175,786	198,817

Total stockholders’ equity	176,640	199,143

Total liabilities and stockholders’ equity	$693,972	$679,734

See accompanying notes to the condensed consolidated financial statements.

Netflix, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income	$43,519	$32,443	$75,791	$54,806
Adjustments to reconcile net income to net cash provided by operating activities:
Acquisition of streaming content library	(66,157)	(9,343)	(116,632)	(31,434)
Amortization of content library	65,143	53,235	127,435	102,539
Depreciation and amortization of property, equipment and intangibles	9,309	9,013	20,168	18,188
Amortization of discounts and premiums on investments	236	119	470	313
Amortization of debt issuance costs	137	—	235	—
Stock-based compensation expense	6,928	3,278	12,430	6,410
Excess tax benefits from stock-based compensation	(11,182)	(3,815)	(18,606)	(7,499)
Loss on disposal of property and equipment	—	110	—	254
(Gain) loss on sale of short-term investments	(215)	101	(479)	(471)
Gain on disposal of DVDs	(3,058)	(506)	(6,286)	(2,539)
Deferred taxes	(3,394)	5,898	(6,155)	4,554
Changes in operating assets and liabilities:
Prepaid content	(2,133)	(1,613)	(7,096)	2,485
Other current assets	(9,211)	(7,232)	(8,663)	(11,721)
Accounts payable	19,263	(6,549)	36,141	2,023
Accrued expenses	7,917	(34)	21,663	2,911
Deferred revenue	1,310	(128)	1,322	(2,632)
Other assets and liabilities	1,840	325	5,719	2,748

Net cash provided by operating activities	60,252	75,302	137,457	140,935

Cash flows from investing activities:
Acquisition of DVD content library	(24,191)	(43,224)	(61,093)	(89,723)
Purchases of short-term investments	(21,795)	(28,769)	(57,790)	(81,153)
Proceeds from sale of short-term investments	32,055	7,832	62,825	44,765
Proceeds from maturities of short-term investments	4,310	26,175	8,323	27,505
Purchases of property and equipment	(5,671)	(6,933)	(12,064)	(13,505)
Acquisition of intangible assets	—	—	(130)	(200)
Proceeds from sale of DVDs	3,815	1,159	7,799	3,885
Other assets	10	11	(162)	9

Net cash used in investing activities	(11,467)	(43,749)	(52,292)	(108,417)

Cash flows from financing activities:
Principal payments of lease financing obligations	(465)	(295)	(826)	(564)
Proceeds from issuance of common stock	13,109	9,778	23,027	23,367
Excess tax benefits from stock-based compensation	11,182	3,815	18,606	7,499
Repurchases of common stock	(45,145)	(72,511)	(152,869)	(115,230)

Net cash used in financing activities	(21,319)	(59,213)	(112,062)	(84,928)

Net increase (decrease) in cash and cash equivalents	27,466	(27,660)	(26,897)	(52,410)
Cash and cash equivalents, beginning of period	79,861	115,131	134,224	139,881

Cash and cash equivalents, end of period	$107,327	$87,471	$107,327	$87,471

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

2. Net Income Per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental shares issuable upon the assumed exercise of stock options and shares currently purchasable pursuant to the Company’s employee stock purchase plan using the treasury stock method. The computation of net income per share is as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands, except per share data)
Basic earnings per share:
Net income	$43,519	$32,443	$75,791	$54,806
Shares used in computation:
Weighted-average common shares outstanding	52,486	57,872	52,697	58,301

Basic earnings per share	$0.83	$0.56	$1.44	$0.94

Diluted earnings per share:
Net income	$43,519	$32,443	$75,791	$54,806
Shares used in computation:
Weighted-average common shares outstanding	52,486	57,872	52,697	58,301
Employee stock options and employee stock purchase plan shares	1,838	1,788	1,851	1,881

Weighted-average number of shares	54,324	59,660	54,548	60,182

Diluted earnings per share	$0.80	$0.54	$1.39	$0.91

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands)
Employee stock options	14	79	18	82

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

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$102,434	$893	$(156)	$103,171
Government and agency securities	64,367	579	(5)	64,941
Asset and mortgage backed securities	3,677	127	(158)	3,646

	$170,478	$1,599	$(319)	$171,758

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$82,362	$915	$(106)	$83,171
Government and agency securities	96,998	72	(416)	96,654
Asset and mortgage backed securities	6,262	143	(212)	6,193

	$185,622	$1,130	$(734)	$186,018

The following tables show the gross unrealized losses and fair value of the Company’s investments in an unrealized loss position, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	As of June 30, 2010
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$28,880	$(156)	$—	$—	$28,880	$(156)
Government and agency securities	10,871	(5)	—	—	10,871	(5)
Asset and mortgage backed securities	—	—	818	(158)	818	(158)

	$39,751	$(161)	$818	$(158)	$40,569	$(319)

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

	As of December 31, 2009
	Less Than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$25,982	$(106)	$—	$—	$25,982	$(106)
Government and agency securities	85,391	(414)	3,279	(2)	88,670	(416)
Asset and mortgage backed securities	280	(1)	768	(211)	1,048	(212)

	$111,653	$(521)	$4,047	$(213)	$115,700	$(734)

Because the Company does not intend to sell the investments and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2010. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three or six months ended June 30, 2010 or 2009. In addition, there were no material gross realized gains or losses from the sale of available-for-sale securities in the three or six months ended June 30, 2010 or 2009.

The estimated fair value of short-term investments by contractual maturity as of June 30, 2010 is as follows:

(in thousands)
Due within one year	$31,024
Due after one year and through 5 years	137,657
Due after 5 years and through 10 years	—
Due after 10 years	3,077

Total short-term investments	$171,758

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.

	Fair Value Measurements at June 30, 2010
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Current Assets:
Money market funds (1)	$3,449	$3,449	$—	$—
Fixed income securities (2)	184,157	—	184,157	—

Total current assets	187,606	3,449	184,157	—

Non-current Assets:
Money market funds (3)	3,729	3,729	—	—

Total assets	$191,335	$7,178	$184,157	$—

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Current Assets:
Money market funds (1)	$690	$690	$—	$—
Fixed income securities (4)	186,018	—	186,018	—

Total current assets	186,708	690	186,018	—

Non-current Assets:
Money market funds (3)	2,829	2,829	—	—

Total assets	$189,537	$3,519	$186,018	$—

(1)	Included in cash and cash equivalents in the Company’s condensed consolidated balance sheets
(2)	Includes $12.4 million included in cash and cash equivalents and $171.8 million included in short –term investments in the Company’s condensed consolidated balance sheets as of June 30, 2010.
(3)	Included in other non-current assets in the Company’s condensed consolidated balance sheets as these funds represent restricted cash related to workers compensation deposits.
(4)	Included in short –term investments in the Company’s condensed consolidated balance sheets.

The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of available-for-sale securities and cash equivalents included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources. See Note 4 for further information regarding the fair value of the Company’s 8.50% senior notes.

4. Long-term Debt

As of June 30, 2010, the Company had $200.0 million of long-term debt outstanding. The debt consists of $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (“the Notes”). Interest on the Notes is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010.

The 8.50% Notes include, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends, make distributions, or purchase or redeem our equity interests (each subject to specified exceptions). At June 30, 2010 and December 31, 2009, the Company was in compliance with these covenants.

Based on quoted market prices, the fair value of the 8.50% Notes as of June 30, 2010 and December 31, 2009 was approximately $208.0 million and $207.5 million, respectively.

5. Balance Sheet Components

Content Library, Net

Content library and accumulated amortization are as follows:

	As of
	June 30, 2010	December 31, 2009
	(in thousands)
Content library, gross	$812,865	$742,802
Less: Accumulated amortization	(625,076)	(596,663)

	187,789	146,139
Less: Current content library, net	93,123	37,329

Content library, net	$94,666	$108,810

Property and Equipment, Net

Property and equipment and accumulated depreciation are as follows:

		As of
	Useful Life	June 30, 2010	December 31, 2009
		(in thousands)
Computer equipment	3 years	$68,105	$62,132
Other equipment	5 years	65,369	65,059
Computer software, including internal-use software	3 years	38,766	35,401
Furniture and fixtures	3 years	12,436	12,421
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	35,893	35,156
Capital work-in-progress		15,054	15,097

Property and equipment, gross		276,304	265,947
Less: Accumulated depreciation		(153,012)	(134,294)

Property and equipment, net		$123,292	$131,653

6. Other Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of tax. The components of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
	(in thousands)
Net income	$43,519	$32,443	$75,791	$54,806
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	315	1,172	529	641

Comprehensive income	$43,834	$33,615	$76,320	$55,447

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

7. Stockholders’ Equity

Stock Repurchases

During the three months ended June 30, 2010, the Company repurchased 406,309 shares of common stock at an average price of approximately $108 per share for an aggregate amount of approximately $44 million. Shares repurchased have been retired. Under the current stock repurchase plan, announced on June 11, 2010, the Company is authorized to repurchase up to $300 million of its common stock through the end of 2012. As of June 30, 2010, $299.2 million of this authorization is remaining. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by the Company are accounted for when the transaction is settled. There were 40,000 unsettled share repurchases at June 30, 2010 totaling $4.6 million. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. If additional paid in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares. For the three and six months ended June 30, 2010, $13.9 million and $98.8 million, respectively, were deducted from retained earnings related to share repurchases.

Stock-Based Compensation

A summary of option activity during the six months ended June 30, 2010 is as follows:

		Options Outstanding		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2009	2,591,267	4,241,438	$22.74
Granted	(339,541)	339,541	75.29
Exercised	—	(962,574)	22.41

Balances as of June 30, 2010	2,251,726	3,618,405	27.76	5.97	$292,676

Vested and exercisable at June 30, 2010		3,618,405	27.76	5.97	$292,676

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended June 30, 2010 and 2009 was $33.1 million and $11.2 million, respectively. Total intrinsic value of options exercised for the six months ended June 30, 2010 and 2009 was $55.9 million and $27.5 million, respectively.

Cash received from option exercises and purchases under the ESPP for the three months ended June 30, 2010 and 2009 was $13.1 million and $9.8 million, respectively. Cash received from option exercises and purchases under the ESPP for the six months ended June 30, 2010 and 2009 was $23.0 million and $23.4 million, respectively.

The following table summarizes the assumptions used to value option grants using the lattice-binomial model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Dividend yield	0%	0%	0%	0%
Expected volatility	52%	52%	46%-52%	52%-56%
Risk-free interest rate	3.67%	3.01%	3.67%	2.60%-3.01%
Suboptimal exercise factor	1.97-2.30	1.74-1.94	1.78-2.30	1.73-1.94

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

In the first and second quarters of 2010, the Company used a suboptimal exercise factor of 2.15 and 2.30, respectively, for executives and 1.78 and 1.97, respectively, for non-executives, resulting in a calculated expected life of the option grants of five years for executives and four years for non-executives. In the first and second quarters of 2009, the Company used a suboptimal exercise factor of 1.87 and 1.94, respectively, for executives and 1.73 and 1.74, respectively, for non-executives, which resulted in a calculated expected life of the option grants of four years for executives and three years for non-executives.

The weighted-average fair value of employee stock options granted during the three months ended June 30, 2010 and 2009 was $45.08 and $18.34 per share, respectively. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2010 and 2009 was $35.24 and $15.99 per share, respectively.

The following table summarizes the assumptions used to value employee stock purchase rights for the offering periods commencing in May 2010 and May 2009, respectively, using the Black Scholes option pricing model:

	Three Months Ended June 30,
	2010	2009
Dividend yield	0%	0%
Expected volatility	45%	55%
Risk-free interest rate	0.24%	0.35%
Expected life (in years)	0.5	0.5

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases for the three and six months ended June 30, 2010 and 2009 which was allocated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in thousands)
Fulfillment expense	$307	$102	$483	$222
Technology and development	2,376	1,190	4,245	2,261
Marketing	756	458	1,399	901
General and administrative	3,489	1,528	6,303	3,026

Stock-based compensation expense before income taxes	6,928	3,278	12,430	6,410
Income tax benefit	(2,820)	(1,272)	(5,054)	(2,531)

Total stock-based compensation after income taxes	$4,108	$2,006	$7,376	$3,879

8. Income Taxes

The effective tax rates for the three months ended June 30, 2010 and 2009 were 40.7% and 38.8%, respectively. The effective tax rates for the six months ended June 30, 2010 and 2009 were 40.7% and 39.4%, respectively.

As of December 31, 2009, the Company had $13.2 million of gross unrecognized tax benefits. During the six months ended June 30, 2010, the Company had an increase in gross unrecognized tax benefits of approximately $1.0 million. The gross uncertain tax positions, if recognized by the Company, will result in a reduction of approximately $11.3 million to the tax provision thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as other non-current liabilities in the condensed consolidated balance sheet.

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and all of the states where income tax is imposed. The Company is subject to U.S. federal income tax examinations for years after 2000 and state income tax examinations by state taxing authorities for years after 1999. The Company is currently under examination in California for years 2006 and 2007. It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits. At this time, an estimate of the range of reasonably possible outcomes cannot be made.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

9. Commitments and Contingencies

Lease Financing Obligation

In June 2004 and June 2006, the Company entered into two separate lease agreements for the Los Gatos, California headquarters site. Because the terms of the original facilities lease required the Company’s involvement in the construction funding of the buildings, the Company is the “deemed owner” (for accounting purposes only) of these buildings in accordance with the Financial Accounting Standard Board’s Accounting Standards Codification Topic (“ASC”) 840.40 Leases—Sale-Leaseback Transactions as it applies to situations where an entity is involved with the construction funding of an asset that will be leased when the construction project is completed.

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

In the first quarter of 2010, the Company extended the facility leases for the Los Gatos buildings for an additional five year term after the remaining term of the original lease, thus increasing the future minimum payments under lease financing obligations by approximately $14 million. As of June 30, 2010, the remaining future minimum payments under the lease financing obligation are $25.8 million. The leases will continue to be accounted for as financing obligations and no gain or loss was recorded as a result of the lease financing modification. The lease financing obligation balance at the end of the extended lease term will be approximately $25.8 million which approximates the net book value of the buildings to be relinquished to the lessor.

Streaming Content

The Company classifies streaming content as either a current or non-current asset in the consolidated balance sheets based on the estimated time of usage after certain criteria have been met, including availability of the streaming content for its first showing. The Company had $228.9 million and $114.8 million of commitments at June 30, 2010 and December 31, 2009, respectively, related to streaming content license agreements that do not meet asset recognition criteria.

The Company has entered into an agreement under which it has the obligation to pay license fees in exchange for certain qualifying titles that are released theatrically in the United States from 2010 through 2018. The titles to be received under the agreement are at the discretion of the content provider, subject to certain minimum requirements. The license fees are based on the quantity of titles received and domestic theatrical exhibition receipts of qualifying titles. As these titles have not yet been released in theatres, the Company is unable to estimate the amounts to be paid under this arrangement. However, such amounts are expected to be significant.

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

Litigation

From time to time, in the normal course of its operations, the Company is a party to litigation matters and claims, including claims relating to employee relations, business practices and patent infringement. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company makes a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

On March 29, 2010, Parallel Networks, LLC filed a complaint for patent infringement against the Company and others in the United States District Court for the Eastern District of Texas, captioned Parallel Networks, LLC v. Abercrombie & Fitch Co., et. al ,

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

Civil Action No 6:10-cv-00111-LED. The complaint alleges that the Company infringed U.S. Patent No. 6,446,111 entitled “Method and Apparatus for Client-Server Communication Using a Limited Capability Client Over a Low-Speed Communication Link,” issued on September 3, 2002. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by ASC 450 Commitments and Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

On September 25, 2009, Alcatel-Lucent USA Inc. filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned Alcatel-Lucent USA Inc. v. Amazon.com Inc., et. al, Civil Action No. 6:09-cv-422. The complaint alleges that the Company infringed U.S. Patents Nos. 5,649,131 entitled “Communications Protocol” issued on July 15, 1997, 5,623,656 entitled “Script Based Data Communication System and Method Utilizing State Memory” issued on April 22, 1997 and 5,404,507 entitled “Apparatus and Method for Finding Records in a Database by Formulating a Query Using Equivalent Terms Which Correspond to Terms in the Input Query,” issued April 4, 1995. The complaint seeks unspecified compensatory and enhanced damages, interest, costs and fees, and seeks to permanently enjoin the Company from infringing the patents in the future. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by ASC 450; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

In January through April of 2009, a number of purported anti-trust class action suits were filed against the Company. Wal-Mart Stores, Inc. and Walmart.com USA LLC (collectively, Wal-Mart) were also named as defendants in these suits. Most of the suits were filed in the United States District Court for the Northern District of California and other federal district courts around the country. A number of suits were filed in the Superior Court of the State of California, Santa Clara County. The plaintiffs, who are current or former Netflix customers, generally allege that Netflix and Wal-Mart entered into an agreement to divide the markets for sales and online rentals of DVDs in the United States, which resulted in higher Netflix subscription prices. On April 10, 2009, the Judicial Panel on Multidistrict Litigation ordered all cases pending in federal court transferred to the Northern District of California to be consolidated or coordinated for pre-trial purposes. These cases have been assigned the multidistrict litigation number MDL-2029. On March 19, 2010, plaintiffs filed a motion for class certification. The cases pending in the Superior Court of the State of California, Santa Clara County have been consolidated. In addition, in May of 2009, three additional lawsuits were filed—two in the Northern District of California and one in the Superior Court of the State of California, San Mateo County—alleging identical conduct and seeking identical relief. In these three cases, the plaintiffs are current or former subscribers to the online DVD rental service offered by Blockbuster Inc. The two cases filed in federal court on behalf of Blockbuster subscribers have been related to MDL-2029. On December 1, 2009, the federal Court entered an order granting defendants’ motion to dismiss the two federal cases filed on behalf of Blockbuster subscribers. Plaintiffs filed an amended complaint on March 1, 2010. Defendants moved to dismiss the Blockbuster subscribers’ amended complaint on March 31, 2010. The Court denied the motion to dismiss on July 6, 2010. The lawsuit filed in Superior Court of the State of California, San Mateo County has been coordinated with the cases pending in Santa Clara County. The complaints, which assert violations of federal and/or state antitrust laws, seek injunctive relief, costs (including attorneys’ fees) and damages in an unspecified amount. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by ASC 450; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

On October 24, 2008, Media Queue, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Oklahoma, captioned Media Queue, LLC v. Netflix, Inc., et. al , Civil Action No. CIV 08-402-KEW. The complaint alleges that the Company infringed U.S. Patent No. 7,389,243 entitled “Notification System and Method for Media Queue” issued on June 17, 2008. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future. On February 24, 2009, the case was transferred to the Northern District of California. On August 14, 2009, the Company filed a motion for summary judgment of non-infringement. A hearing on the motion was held on November 17, 2009. On December 1, 2009, the Court granted the Company’s motion for summary judgment of non-infringement. On February 10, 2010, plaintiff appealed the summary judgment ruling. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by ASC 450; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

Netflix, Inc.

Notes to Condensed Consolidated Financial Statements—(Continued)

On December 28, 2007, Parallel Networks, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned Parallel Networks, LLC v. Netflix, Inc., et. al , Civil Action No 2:07-cv-562-DF. The complaint alleges that the Company infringed U.S. Patent Nos. 5,894,554 and 6,415,335 B1 entitled “System For Managing Dynamic Web Page Generation Requests by Intercepting Request at Web Server and Routing to Page Server Thereby Releasing Web Server to Process Other Requests” and “System and Method for Managing Dynamic Web Page Generation Requests”, issued on April 13, 1999 and July 2, 2002, respectively. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future. On March 10, 2010, the Company filed a motion for summary judgment of invalidity. On March 26, 2010, the Company filed a motion for summary judgment of non-infringement. The Court has set a July 28, 2010 hearing date for these motions. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by ASC 450; however, based on its current knowledge, management believes that any amount in the estimated range of reasonably possible losses will be immaterial.

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

It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. No amount has been accrued in the accompanying condensed consolidated financial statements with respect to these indemnification obligations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to: statements regarding international expansion, trends in average revenue per paying subscriber, investments in our content library and increased spending for streaming content, our competitive advantage, our core strategy, expectations with respect to the growth of Internet delivery of content, growth in our average number of paying subscribers, future investments in our content library and its effects on our gross margin and liquidity, continuing legal costs, deferred tax assets and our liquidity. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the Annual Report on Form 10-K for the year ended December 31, 2009 filed with the Securities and Exchange Commission (“SEC”) on February 22, 2010.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q.

Overview

Our Business

With more than 15 million subscribers, we are the world’s largest subscription service streaming movies and TV episodes over the Internet and sending DVDs by mail. Our subscribers can instantly watch unlimited movies and TV episodes streamed to their TVs and computers and can receive DVDs delivered quickly to their homes. We offer a variety of subscription plans, with no due dates, no late fees, no shipping fees and no pay-per-view fees. Aided by our proprietary recommendation and merchandising technology, subscribers can select from a growing library of titles that can be watched instantly and a vast array of titles on standard definition DVD, along with its high definition successor, Blu-ray (collectively referred to in this Quarterly Report as “DVD”). On average, over 2 million discs are shipped daily from our distribution centers across the United States. Additionally, more than 61% of our subscribers instantly watched more than 15 minutes of streaming content in the second quarter of 2010.

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

Performance Highlights

The following represents our performance highlights for the three months ended June 30, 2010, March 31, 2010 and June 30, 2009 and the six months ended June 30, 2010 and June 30, 2009:

	Three Months Ended			Change
	June 30, 2010	March 31, 2010	June 30, 2009	Q2’10 vs. Q1’10	Q2’10 vs. Q2’09
	(in thousands except per share data, percentages and subscriber acquisition cost)
Revenues	$519,819	$493,665	$408,509	5.3%	27.2%
Net income	43,519	32,272	32,443	34.9%	34.1%
Net income per share - diluted	$0.80	$0.59	$0.54	35.6%	48.1%
Total subscribers at end of period	15,001	13,967	10,599	7.4%	41.5%
Churn*	4.0%	3.8%	4.5%	5.3%	(11.1)%
Subscriber acquisition cost**	$24.37	$21.54	$23.88	13.1%	2.1%
Gross margin	39.4%	37.8%	34.1%	4.2%	15.5%

	Six Months Ended		Change
	June 30, 2010	June 30, 2009	YTD ‘10 vs. YTD ‘09
	(in thousands, except per share data, percentages and subscriber acquisition cost)
Revenues	$1,013,484	$802,607	26.3%
Net income	75,791	54,806	38.3%
Net income per share - diluted	$1.39	$0.91	52.7%
Total subscribers at end of period	15,001	10,599	41.5%
Churn *	3.9%	4.3%	(9.3)%
Subscriber acquisition cost	$22.86	$24.94	(8.3)%
Gross margin	38.6%	34.2%	12.9%

*	Churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber addition, then divided by three months. Churn for the six months ended June 30, 2010 and 2009 is the average of Churn for the two quarters of the respective period.
**	Subscriber acquisition costs is defined as total marketing expense divided by total gross subscriber additions.

Critical Accounting Policies and Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The Securities and Exchange Commission (“SEC”) has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Content Accounting

We obtain content through DVD direct purchases, streaming content license agreements and DVD and streaming revenue sharing agreements with studios, distributors, and other suppliers.

We acquire DVD content for the purpose of renting such content to our subscribers and earning subscription rental revenues, and, as such, we consider our direct purchase DVD library to be a productive asset. Accordingly, we classify our DVD library as a non-current asset on the consolidated balance sheets. We amortize our direct purchase DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new-release DVDs and back-catalog DVDs is estimated to be one year and three years, respectively. In estimating the useful life of our DVDs, we consider historical utilization patterns primarily including the number of times a DVD title is shipped to subscribers in a given period as well as an estimate for lost or damaged DVDs. Historically, the utilization patterns of our DVDs have not changed significantly and we do not expect them to change significantly in the future. However, if we were to amortize our DVDs over a period that is greater or shorter than our estimated useful life of one to three years, our amortization expense and results of operations could be materially impacted.

We provide a salvage value for those direct purchase DVDs that we estimate we will sell at the end of their useful lives. Use of a different salvage value would not materially impact our financial statements. Further, historically, the actual number of DVDs sold and the actual salvage value of those DVDs have not differed significantly from our estimates and, in the future, we do not expect the differences to be material to our financial position or results of operations. For those DVDs that we do not expect to sell, no salvage value is provided. We periodically evaluate the useful lives and salvage values of our DVDs.

The terms of certain DVD direct purchase agreements with studios and distributors provide for discounts based on type of purchases or based on volume of purchases. The discounts based on type of purchases are recorded as a reduction of DVD content library when the eligible titles are purchased. The discounts based on volume of purchases are also recorded as a reduction of DVD content library when the eligible titles are purchased and are recorded at a discount rate based on historical and estimated purchases over the title term. Historically, actual discounts have not differed significantly from estimated discounts and we do not expect the differences to be material to our financial position or results of operations.

We obtain content distribution rights in order to stream movies and TV episodes without commercial interruption to subscribers’ computers and TVs via Netflix Ready Devices. We account for streaming content in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) topic 920 Entertainment – Broadcasters. Streaming content is generally licensed for a fixed fee for the term of the license agreement. We classify our streaming content obtained through a license agreement as either a current or non-current library in the consolidated balance sheets based on the estimated time of usage after certain criteria have been met, including availability of the streaming content for its first showing. Any licensed streaming content payments not meeting the criteria for classification in the library are classified as prepaid content. We amortize licensed streaming content on a straight-line basis generally over the term of the related license agreements or the title’s window of availability.

We also obtain DVD and streaming content through revenue sharing agreements with studios and distributors. The terms of some revenue sharing agreements obligate us to make a generally low initial payment for certain titles, representing a minimum contractual obligation under the agreement. The low initial payment is in exchange for a commitment to share a percentage of our subscription revenues or to pay a fee, based on utilization, for a defined period of time, or the title term, which typically ranges from six to twelve months for each title. The initial payment may be in the form of an upfront non-recoupable payment. This payment is capitalized in the content library in accordance with our DVD and streaming content policies as applicable. The initial payment may also be in the form of a prepayment of future revenue sharing obligations which is classified as prepaid content. This prepayment is amortized as revenue sharing obligations are incurred. If during the title term, we determine that the full prepayment will not be amortized based on utilization, a provision for the estimated difference is recorded in the period that such shortfall is deemed probable. Under the revenue sharing agreements for its DVD library, at the end of the title term, we generally have the option of returning the DVD to the studio, destroying the DVD or purchasing the DVD. In most cases, we purchase the disc where we have the ability to do so. This end of term buy-out cost is also included in DVD library.

Cash flows associated with obtaining content are classified as either operating activities or investing activities based on the underlying type of content obtained and type of arrangement. Other companies in the in-home entertainment video industry classify all cash flows associated with obtaining content as operating activities. We classify cash flows related to our content as follows:

•

Revenue sharing obligations incurred based on utilization as well as amortization of licensed streaming content that do not meet asset recognition criteria are classified as cash used in operating activities in the line item “net income”.

•	Changes in prepaid content are classified as operating activities.

•

The amortization of the streaming and DVD content libraries is classified as a reconciling item between net income and cash flow from operating activities in the line item “Amortization of content library”.

•	The acquisition of streaming content library is classified as cash used in operating activities in the line item “Acquisition of streaming content library”.

•

The acquisition of DVD content library, net of changes in related accounts payable, is classified as cash used in investing activities in the line item “Acquisition of DVD content library” because the DVD content library is considered a productive asset.

Stock-Based Compensation

Stock-based compensation cost at the grant date is based on the total number of option shares granted and an estimate of the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period, which is the vesting period.

We calculate the fair value of new stock-based compensation awards under our stock option plans using a lattice-binomial model. We use a Black-Scholes model to determine the fair value of employee stock purchase plan shares. These models require the input of highly subjective assumptions, including price volatility of the underlying stock. Changes in the subjective input assumptions can affect the estimate of fair value of options granted and our results of operations could be impacted.

•

Expected Volatility: Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods precluding sole reliance on implied volatility. An increase in our computation of expected volatility from 52% to 62% would increase the total stock-based compensation expense by approximately $0.2 million.

•

Suboptimal Exercise Factor: Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives. An increase in the suboptimal exercise factor of 10% would increase the total stock-based compensation by approximately $0.4 million.

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

Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future market growth, forecasted earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that the deferred tax assets recorded on our balance sheet will ultimately be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination.

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from such position is then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At June 30, 2010, our estimated gross unrecognized tax benefits were $14.2 million of which $11.3 million, if recognized, could favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 8 to the consolidated financial statements for further information regarding income taxes.

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

	Three Months Ended			Six Months Ended
	June 30, 2010	March 31, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Subscription	51.1%	52.6%	55.6%	51.8%	55.4%
Fulfillment expenses	9.5%	9.6%	10.3%	9.6%	10.4%

Total cost of revenues	60.6%	62.2%	65.9%	61.4%	65.8%

Gross margin	39.4%	37.8%	34.1%	38.6%	34.2%

Operating expenses:
Technology and development	7.3%	7.6%	6.6%	7.4%	6.4%
Marketing	14.3%	15.2%	11.3%	14.8%	13.5%
General and administrative	3.3%	3.5%	3.2%	3.4%	3.3%
Gain on disposal of DVDs	(0.4)%	(0.3)%	—	(0.4)%	(0.2)%

Total operating expenses	24.5%	26.0%	21.1%	25.2%	23.0%

Operating income	14.9%	11.8%	13.0%	13.4%	11.2%
Other income (expense):
Interest expense	(0.9)%	(1.0)%	(0.2)%	(1.0)%	(0.2)%
Interest and other income	0.1%	0.2%	0.2%	0.2%	0.3%

Income before income taxes	14.1%	11.0%	13.0%	12.6%	11.3%
Provision for income taxes	5.7%	4.5%	5.0%	5.1%	4.4%

Net income	8.4%	6.5%	8.0%	7.5%	6.9%

Revenues

We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues. We currently generate all our revenues in the United States, although we plan to launch a streaming subscription service in Canada in the second half of 2010.

We offer a variety of subscription plans combining streaming movies and TV episodes over the Internet and sending DVDs by mail. The price per plan varies based on the number of DVDs that a subscriber has out at any given point and based on whether the service has limited or unlimited usage. All of our unlimited plans allow the subscriber unlimited streaming to their computer or Netflix Ready Device. More than 90% of our subscriber base has chosen a 1, 2, or 3-out Unlimited plan which range in price from $8.99 to $16.99 per month. Customers electing access to the high definition Blu-ray discs in addition to standard definition DVDs pay a surcharge ranging from $1 to $4 for our most popular plans.

The following table presents our ending subscriber information:

	As of
	June 30, 2010	March 31, 2010	June 30, 2009
	(in thousands, except percentages)
Free subscribers	424	345	224
As a percentage of total subscribers	2.8%	2.5%	2.1%
Paid subscribers	14,577	13,622	10,375
As a percentage of total subscribers	97.2%	97.5%	97.9%
Total subscribers	15,001	13,967	10,599

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	June 30, 2010	June 30, 2009	Q2’10 vs. Q2’09
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$519,819	$408,509	27.2%
Other data:
Average number of paying subscribers	14,100	10,246	37.6%
Average monthly revenue per paying subscriber	$12.29	$13.29	(7.5)%

The $111.3 million increase in our revenues was primarily a result of the 37.6% growth in the average number of paying subscribers arising from increased consumer awareness of the compelling value proposition of streaming and DVDs by mail for one low price and other benefits of our service. This increase was partially offset by a 7.5% decline in the average monthly revenue per paying subscriber to $12.29, resulting from the continued growth of our lower priced subscription plans. The total number of average paying subscribers in our 1 and 2-out plans grew by 66.0% year over year as compared to a 14.2% decline in all other plans.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

	Six Months Ended		Change
	June 30, 2010	June 30, 2009	YTD ‘10 vs. YTD ‘09
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$1,013,484	$802,607	26.3%
Other data:
Average number of paying subscribers	13,429	9,943	35.1%
Average monthly revenue per paying subscriber	$12.58	$13.45	(6.5)%

The $210.9 million increase in our revenues was primarily a result of the 35.1% growth in the average number of paying subscribers arising from increased consumer awareness of the compelling value proposition of streaming and DVDs by mail for one low price and other benefits of our service. This increase was partially offset by a 6.5% decline in the average monthly revenue per paying subscriber to $12.58, resulting from the continued growth of our lower priced subscription plans. As compared to the same prior year period, the total number of average paying subscribers in our 1 and 2-out plans grew by 62.8% during the six months ended June 30, 2010 as compared to a 12.9% decline in all other plans.

Three months ended June 30, 2010 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	June 30, 2010	March 31, 2010	Q2’10 vs. Q1’10
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$519,819	$493,665	5.3%
Other data:
Average number of paying subscribers	14,100	12,757	10.5%
Average monthly revenue per paying subscriber	$12.29	$12.90	(4.7)%

The $26.2 million increase in our revenues was primarily a result of the 10.5% growth in the average number of paying subscribers arising from increased consumer awareness of the compelling value proposition of streaming and DVDs by mail for one low price and other benefits of our service. This increase was partially offset by a 4.7% decline in the average monthly revenue per paying subscriber to $12.29, resulting from the continued growth of our lower priced subscription plans. The total number of average paying subscribers in our 1 and 2-out plans grew by 15.4% quarter over quarter as compared to a 3.9% decline in all other plans.

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

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	June 30, 2010	June 30, 2009	Q2’10 vs. Q2’09
	(in thousands except percentages)
Cost of Subscription	$265,387	$227,316	16.7%
As a percentage of revenues	51.1%	55.6%

The $38.1 million increase in cost of subscription revenues was due to the following factors:

•

Content delivery expenses increased $23.1 million primarily due to a 9.3% increase in the number of DVDs mailed to paying subscribers. The increase in the number of DVDs mailed was driven by a 37.6% increase in the average number of paying subscribers, partially offset by a 20.6% decline in monthly DVD rentals per average paying subscriber attributed to the growing popularity of our lower priced plans and growth in streaming.

•

Content acquisition and licensing expenses increased by $15.0 million primarily due to increased investments in our streaming content library, partially offset by decreases in DVD content acquisition costs.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

	Six Months Ended		Change
	June 30, 2010	June 30, 2009	YTD’10 vs. YTD’09
	(in thousands except percentages)
Cost of Subscription	$524,947	$444,772	18.0%
As a percentage of revenues	51.8%	55.4%

The $80.2 million increase in cost of subscription revenues was due to the following factors:

•

Content delivery expenses increased $48.5 million primarily due to a 12.1% increase in the number of DVD’s mailed to paying subscribers. The increase in the number of DVD’s mailed was driven by a 35.1% increase in the number of average paying subscribers, partially offset by a 17.1% decline in monthly DVD rentals per average paying subscriber attributed to the growing popularity of our lower priced plans and growth in streaming.

•	Content acquisition and licensing expenses increased by $31.7 million primarily due to increased investments in our content library, particularly related to additions to our streaming content.

Three months ended June 30, 2010 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	June 30, 2010	March 31, 2010	Q2’10 vs. Q1’10
	(in thousands except percentages)
Cost of Subscription	$265,387	$259,560	2.2%
As a percentage of revenues	51.1%	52.6%

The $5.8 million increase in cost of subscription revenues was due to the following factors:

•

Content delivery expenses increased $1.0 million due to higher costs associated with our use of third party delivery networks resulting from an increase in the total number of hours of streaming content viewed by our subscribers.

•

Content acquisition and licensing expenses increased by $4.8 million primarily due to increased investments in our streaming content library, offset partially by decreases in DVD content acquisition costs.

Fulfillment Expenses

Fulfillment expenses represent those expenses incurred in content processing including operating and staffing our shipping centers as well as receiving, encoding, inspecting and warehousing our content library. Fulfillment expenses also include operating and staffing our customer service centers and credit card fees.

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	June 30, 2010	June 30, 2009	Q2’10 vs. Q2’09
	(in thousands except percentages)
Fulfillment expenses	$49,547	$41,927	18.2%
As a percentage of revenues	9.5%	10.3%

The $7.6 million increase in fulfillment expenses was due to the following:

•

Content processing and customer service expenses increased $3.3 million primarily due to $2.8 million increase in personnel related costs resulting from a 13.0% increase in headcount to support the higher volume of content delivery.

•	Credit card fees increased $4.3 million as a result of the 27.2% growth in revenues.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

	Six Months Ended		Change
	June 30, 2010	June 30, 2009	YTD’10 vs. YTD’09
	(in thousands except percentages)
Fulfillment expenses	$97,149	$83,739	16.0%
As a percentage of revenues	9.6%	10.4%

The $13.4 million increase in fulfillment expenses was due to the following:

•

Content processing and customer service related costs increased $5.1 million primarily due to a $5.0 million increase in personnel related costs resulting from a 13.5% increase in headcount to support the higher volume of content delivery.

•	Credit card fees increased $8.3 million as a result of the 26.3% growth in revenues.

Three months ended June 30, 2010 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	June 30, 2010	March 31, 2010	Q2’10 vs. Q1’10
	(in thousands except percentages)
Fulfillment expenses	$49,547	$47,602	4.1%
As a percentage of revenues	9.5%	9.6%

The $1.9 million increase in fulfillment expenses was due to the following:

•

Content processing and customer service expenses increased $1.1 million primarily due to an increase in outside service fees paid to support the increasing number of titles and platforms offered for streaming content.

•	Credit card fees increased $0.8 million as a result of the 5.3% growth in revenues.

Gross Margin

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	June 30, 2010	June 30, 2009	Q2’10 vs. Q2’09
	(in thousands except percentages and average monthly gross profit per paying subscriber)
Gross profit	$204,885	$139,266	47.1%
Gross margin	39.4%	34.1%
Average monthly gross profit per paying subscriber	$4.84	$4.53	6.8%

The increase in gross margin was primarily due to lower DVD content acquisition expenses per DVD mailed and a 20.6% decline in monthly DVD shipments per average paying subscriber driven by the growing popularity of our lower priced plans and the growth in streaming. This decline was higher than the decline in average revenue per paying subscriber of 7.5%. This was offset partially by increased investments in our streaming content.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

	Six Months Ended		Change
	June 30, 2010	June 30, 2009	YTD’10 vs. YTD’09
	(in thousands except percentages and average monthly gross profit per paying subscriber)
Gross profit	$391,388	$274,096	42.8%
Gross margin	38.6%	34.2%
Average monthly gross profit per paying subscriber	$4.86	$4.59	5.9%

The increase in gross margin was primarily due to lower DVD content acquisition expenses per DVD mailed and a 17.1% decline in monthly DVD shipments per average paying subscriber driven by the growing popularity of our lower priced plans and the growth in streaming. This decline was higher than the decline in average revenue per paying subscriber of 6.5%. This was offset partially by increased investments in our streaming content.

Three months ended June 30, 2010 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	June 30, 2010	March 31, 2010	Q2’10 vs. Q1’10
	(in thousands except percentages and average monthly gross profit per paying subscriber)
Gross profit	$204,885	$186,503	9.9%
Gross margin	39.4%	37.8%
Average monthly gross profit per paying subscriber	$4.84	$4.87	(0.6)%

The increase in gross margin was primarily attributable to a 13.4% decline in monthly DVD shipments per average paying subscriber driven by the growing popularity of our lower priced plans and the growth in streaming.

We expect to continue to make substantial investments in our content library, and in particular may increase spending associated with streaming content. These investments would reduce our gross margin to the extent that increases in content spending, net of fulfillment costs, outpace growth in our revenues.

Technology and Development

Technology and development expenses consist of payroll and related costs incurred in testing, maintaining and modifying our Web site, our recommendation and merchandising technology, improvements in streaming content to subscribers, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include depreciation of the computer hardware and capitalized software we use to run our Web site and store our data.

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	June 30, 2010	June 30, 2009	Q2’10 vs. Q2’09
	(in thousands except percentages)
Technology and development	$37,863	$27,119	39.6%
As a percentage of revenues	7.3%	6.6%

The $10.7 million increase in technology and development expenses was primarily the result of a $4.2 million increase in personnel-related costs and a $4.4 million increase in facilities and equipment related expenses. These increases are due to 17.0% growth in headcount supporting continued improvements in our service as well as to the increase in streaming content to our growing subscriber base.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

	Six Months Ended		Change
	June 30, 2010	June 30, 2009	YTD’10 vs. YTD’09
	(in thousands, except percentages)
Technology and development	$75,262	$51,319	46.7%
As a percentage of revenues	7.4%	6.4%

The $23.9 million increase in technology and development expenses was primarily attributable to a $10.3 million increase in personnel-related costs and a $9.6 million increase in facilities and equipment related expenses. These increases are due to 21.5% growth in headcount supporting the continued improvements in our service as well as to the increase in streaming content to our growing subscriber base.

Three months ended June 30, 2010 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	June 30, 2010	March 31, 2010	Q2’10 vs. Q1’10
	(in thousands except percentages)
Technology and development	$37,863	$37,399	1.2%
As a percentage of revenues	7.3%	7.6%

Technology and development expenses were relatively flat for the quarter ended June 30, 2010 as compared to the quarter ended March 31, 2010.

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

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	June 30, 2010	June 30, 2009	Q2’10 vs. Q2’09
	(in thousands except percentages and subscriber acquisition cost)
Marketing	$74,533	$46,231	61.2%
As a percentage of revenues	14.3%	11.3%
Other data:
Gross subscriber additions	3,059	1,936	58.0%
Subscriber acquisition cost	$24.37	$23.88	2.1%

The $28.3 million increase in marketing expenses was primarily attributable to a $22.0 million increase in marketing program spending, resulting from increased spending across all marketing channels. In addition, costs of free trials increased $5.9 million primarily due to the shipment of instant streaming discs which enable subscribers to stream content, coupled with the 58.0% increase in gross subscriber additions.

Subscriber acquisition cost increased primarily due to incremental marketing spend in marginally less efficient channels coupled with higher costs allocated to marketing for free trial periods offset partially by continued strong organic subscriber growth.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

	Six Months Ended		Change
	June 30, 2010	June 30, 2009	YTD’10 vs. YTD’09
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$149,752	$108,473	38.1%
As a percentage of revenues	14.8%	13.5%
Other data:
Gross subscriber additions	6,551	4,349	50.6%
Subscriber acquisition cost	$22.86	$24.94	(8.0)%

The $41.3 million increase in marketing expenses was primarily attributable to a $32.3 million increase in marketing program spending, primarily from the growth in our consumer electronic partner programs coupled with increased spending in television advertising. In addition, costs of free trials increased $8.5 million primarily due to the 50.6% increase in gross subscriber additions, coupled with the shipment of instant streaming discs which enable subscribers to stream content.

Subscriber acquisition cost decreased for the six months ended June 30, 2010 as compared to the same prior-year period primarily due to more efficient marketing spending in the first quarter coupled with continued strong organic subscriber growth.

Three months ended June 30, 2010 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	June 30, 2010	March 31, 2010	Q2’10 vs. Q1’10
	(in thousands except percentages and subscriber acquisition cost)
Marketing	$74,533	$75,219	(0.9)%
As a percentage of revenues	14.3%	15.2%
Other data:
Gross subscriber additions	3,059	3,492	(12.4)%
Subscriber acquisition cost	$24.37	$21.54	13.1%

The $0.7 million decrease in marketing expenses was primarily attributable to a $3.1 million decrease in marketing program spending partially offset by an increase in cost of free trials of $2.4 million primarily related to shipment of instant streaming discs which enable subscribers to stream content.

Subscriber acquisition cost increased due to incremental marketing spend in marginally less efficient channels coupled with higher costs allocated to marketing for free trial periods.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting, professional fees and other general corporate expenses.

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	June 30, 2010	June 30, 2009	Q2’10 vs. Q2’09
	(in thousands except percentages)
General and administrative	$17,119	$13,252	29.2%
As a percentage of revenues	3.3%	3.2%

The $3.9 million increase in general and administrative expenses was primarily attributable to a $2.3 million increase in legal costs resulting from ongoing litigation of claims against the Company. We expect legal costs to continue at a high level for the foreseeable future as we defend these claims. In addition, stock-based compensation expenses increased $2.0 million primarily due to increased employee compensation allocated from total compensation to the stock option program.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

	Six Months Ended		Change
	June 30, 2010	June 30, 2009	YTD’10 vs. YTD’09
	(in thousands, except percentages)
General and administrative	$34,312	$26,266	30.6%
As a percentage of revenues	3.4%	3.3%

The $8.0 million increase in general and administrative expenses was primarily attributable to a $4.9 million increase in legal costs resulting from ongoing litigation of claims against the Company. In addition, stock-based compensation expenses increased $3.3 million primarily due to increased employee compensation allocated from total compensation to the stock option program.

Three months ended June 30, 2010 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	June 30, 2010	March 31, 2010	Q2’10 vs. Q1’10
	(in thousands except percentages)
General and administrative	$17,119	$17,193	(0.4)%
As a percentage of revenues	3.3%	3.5%

General and administrative expenses for the three months ended June 30, 2010 was flat as compared to the three months ended March 31, 2010.

Interest Expense

Interest expense consists primarily of the interest on our 8.50% senior notes including the amortization of debt issuance costs, as well as the interest on our lease financing obligations.

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	June 30, 2010	June 30, 2009	Q2’10 vs. Q2’09
	(in thousands except percentages)
Interest expense	$4,893	$674	626.0%
As a percentage of revenues	0.9%	0.2%

The $4.2 million increase in interest expense was entirely attributable to the interest expense associated with our 8.50% senior notes.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

	Six Months Ended		Change
	June 30, 2010	June 30, 2009	YTD ‘10 vs. YTD ‘09
	(in thousands except percentages)
Interest expense	$9,852	$1,344	633.0%
As a percentage of revenues	1.0%	0.2%

The $8.5 million increase in interest expense was entirely attributable to the interest expense associated with our 8.50% senior notes.

Three months ended June 30, 2010 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	June 30, 2010	March 31, 2010	Q2’10 vs. Q1’10
	(in thousands except percentages)
Interest expense	$4,893	$4,959	(1.3)%
As a percentage of revenues	0.9%	1.0%

Interest expense for the three months ended June 30, 2010 was relatively flat as compared to the three months ended March 31, 2010.

Interest and Other Income

Interest and other income consist primarily of interest and dividend income generated from invested cash and short-term investments.

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	June 30, 2010	June 30, 2009	Q2’10 vs. Q2’09
	(in thousands except percentages)
Interest and other income	$921	$866	6.4%
As a percentage of revenues	0.1%	0.2%

Interest and other income for the three months ended June 30, 2010 was relatively flat as compared to the same prior-year period.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

	Six Months Ended		Change
	June 30, 2010	June 30, 2009	YTD ’10 vs. YTD ’09
	(in thousands except percentages)
Interest and other income	$1,893	$2,476	(23.5)%
As a percentage of revenues	0.2%	0.3%

The $0.6 million decrease in interest and other income was primarily attributable to lower interest and dividends earned on our cash and short-term investments.

Three months ended June 30, 2010 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	June 30, 2010	March 31, 2010	Q2’10 vs. Q1’10
	(in thousands except percentages)
Interest and other income	$921	$972	(5.2)%
As a percentage of revenues	0.1%	0.2%

Interest and other income for the three months ended June 30, 2010 was relatively flat as compared to the three months ended March 31, 2010.

Income Taxes

Three months ended June 30, 2010 as compared to the three months ended June 30, 2009

	Three Months Ended		Change
	June 30, 2010	June 30, 2009	Q2’10 vs. Q2’09
	(in thousands, except percentages)
Provision for income taxes	$29,851	$20,531	45.4%
Effective tax rate	40.7%	38.8%

Our effective tax rate for the second quarter of 2010 was 40.7% and differed from the federal statutory rate due primarily to state taxes. The increase in our effective tax rate was primarily attributable to a discrete benefit for Federal and State tax credits recorded during the previous quarter.

Six months ended June 30, 2010 as compared to the six months ended June 30, 2009

	Six Months Ended		Change
	June 30, 2010	June 30, 2009	YTD’10 vs. YTD’09
	(in thousands, except percentages)
Provision for income taxes	$51,937	$35,579	46.0%
Effective tax rate	40.7%	39.4%

Our effective tax rate for the six months ended June 30, 2010 was 40.7% and differed from the federal statutory rate due primarily to state taxes. The increase in our effective tax rate was primarily attributable to a discrete benefit for Federal and State tax credits recorded during the previous quarters.

Three months ended June 30, 2010 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	June 30, 2010	March 31, 2010	Q2’10 vs. Q1’10
	(in thousands, except percentages)
Provision for income taxes	$29,851	$22,086	35.2%
Effective tax rate	40.7%	40.6%

Our effective tax rate was relatively flat for the second quarter of 2010 as compared to the first quarter of 2010.

Liquidity and Capital Resources

Our primary source of liquidity has been cash generated from operations. Additionally, in November 2009, we issued $200 million of our 8.50% senior notes due in 2017. Our primary uses of cash include operating activities, such as payroll related expenses, shipping and packaging expenses and marketing, as well as our stock repurchase programs, the acquisition and licensing of content, and capital expenditures related to information technology and automation equipment. We expect to continue to make substantial investments in our content library, and in particular may increase spending associated with streaming content. These investments could impact our liquidity and in particular our operating cash flows.

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

On June 11, 2010, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase $300 million of our common stock through the end of 2012. As of June 30, 2010, we have purchased approximately $0.8 million of our common stock under this program. The timing and actual number of shares repurchased will depend on various factors, including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

The following table highlights selected measures of our liquidity and capital resources (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net cash provided by operating activities	$60,252	$75,302	$137,457	$140,935
Net cash used in investing activities	(11,467)	(43,749)	(52,292)	(108,417)
Net cash used in financing activities	(21,319)	(59,213)	(112,062)	(84,928)

Operating Activities

Cash provided by operating activities decreased $15.1 million or 20.0% during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, primarily due to increased content delivery expenses of $23.1 million due to a 9.8% increase in the number of DVDs mailed to subscribers, increased additions to our streaming content library of $56.8 million, increased advertising and payments to our affiliates of $22.0 million, increased payroll expenses of $7.2 million due to a 17% increase in employees, increased fulfillment expenses of $7.6 million, and increased current tax provision of $9.3 million. The increase in these expenses was partially offset by an increase in subscription fees of $111.3 million resulting from a 37.6% increase in the average number of paying subscribers.

Cash provided by operating activities decreased by $3.5 million or 2.5% during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 primarily due to increased content delivery expenses of $48.5 million due to a 12.4% increase in the number of DVDs mailed to subscribers, increased additions to our streaming content library of $85.2 million, increased advertising and payments to our affiliates of $32.3 million, increased payroll expenses of $16.1 million due to a 17% increase in employees, increased fulfillment expenses of $13.4 million, and increased current tax provision of $16.4 million. The increase in these expenses was partially offset by an increase in subscription fees of $210.9 million resulting from a 35.1% increase in the average number of paying subscribers.

Investing Activities

During the three months ended June 30, 2010, cash used in investing activities decreased $32.3 million primarily due to a $19.0 million decrease in acquisitions of DVD library, as more DVDs were obtained through revenue sharing agreements in the second quarter of 2010 as compared to the same prior year period. In addition, purchases of available-for-sale securities decreased $7.0 million and proceeds from the sales and maturities of available-for-sale securities increased by $2.4 million. During the six months ended June 30, 2010, cash used in investing activities decreased $56.1 million primarily due to a $28.6 million decrease in acquisitions of DVD library, as more DVDs were obtained through revenue sharing agreements in the second half of 2010 as compared to the same prior year period. In addition, purchases of available-for-sale securities decreased $23.4 million as compared to the same prior year period.

Financing Activities

During the three months ended June 30, 2010, cash used in financing activities decreased $37.9 million primarily due to a decrease in repurchases of our common stock of $27.4 million coupled with a $7.4 million increase in the excess tax benefits from stock-based compensation and a $3.3 million increase in proceeds from the issuance of common stock. During the six months ended June 30, 2010, cash used in financing activities increased $27.1 million primarily due to a $37.6 million increase in repurchases of our common stock, partially offset by an $11.1 million increase in the excess tax benefits from stock-based compensation.

Contractual Obligations

For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of June 30, 2010. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at June 30, 2010 (in thousands):

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
8.50% senior notes	$327,500	$17,000	$34,000	$34,000	$242,500
Operating lease obligations	50,084	13,333	19,870	11,666	5,215
Lease financing obligations (1)	25,810	4,135	7,996	5,886	7,793
Other purchase obligations (2)	519,924	272,273	237,195	10,456	—

Total	$923,318	$306,741	$299,061	$62,008	$255,508

(1)	In the first quarter of 2010, we extended the facilities leases for the Los Gatos buildings. See note 9 to the condensed consolidated financial statements for further discussion of our lease financing obligations.
(2)	Other purchase obligations relate primarily to acquisitions and licenses for our content library.

As of June 30, 2010, we had gross unrecognized tax benefits of $14.2 million. We are currently under examination in California for years 2006 and 2007. It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits. At this time, an estimate of the range of reasonably possible outcomes cannot be made. Therefore, potential payments are not included in the above contractual obligations table.

License Agreements

We have entered into an agreement under which we have the obligation to pay license fees in exchange for certain qualifying titles that are released theatrically in the United States from 2010 through 2018. The titles to be received under the agreement are at the discretion of the content provider, subject to certain minimum requirements. The license fees are based on the quantity of titles received and domestic theatrical exhibition receipts of qualifying titles. As these titles have not yet been released in theatres, we are unable to estimate the amounts to be paid under this arrangement and accordingly such amounts are not reflected in the above contractual obligations table. However, such amounts are expected to be significant.

In addition to the above contractual obligations, we have certain license agreements with studios that include a maximum number of titles that we may or may not receive in the future. Access to these titles is based on the discretion of the studios and, as such, we may not receive these titles. If we did receive access to the maximum number of titles, we would incur up to an additional $6.0 million in commitments during the second half of 2010.

We anticipate entering into other agreements to license streaming content, which if consummated, would result in significant additional commitments.

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

There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance, to us.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended June 30, 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
April 1, 2010 – April 30, 2010	—	$—	—	$43,169,969
May 1, 2010 – May 31, 2010	196,309	99.93	196,309	23,553,289
June 1, 2010 – June 30, 2010	210,000	116.01	210,000	299,192,216

Total	406,309	$108.24	406,309	299,192,216

(1)	On August 6, 2009, the Company announced that its Board of Directors authorized a stock repurchase plan that enables the Company to repurchase up to $300 million of its common stock through the end of 2010. Repurchases under this program were completed in June 2010.

On June 11, 2010, the Company announced that its Board of Directors authorized a stock repurchase plan that enables the Company to repurchase up to $300 million of its common stock through the end of 2012. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on July 27, 2010, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: July 27, 2010	By:	/S/ REED HASTINGS
Reed Hastings
Chief Executive Officer (Principal executive officer)

Dated: July 27, 2010	By:	/S/ BARRY MCCARTHY
Barry McCarthy
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 filed with the SEC on July 27, 2010, formatted in XBRL includes: (i) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2010 and 2009, (ii) Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009, (iii) Condensed Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2010 and 2009 and (iv) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.