Form 10-Q
period 2010-09-30
NETFLIX INC
filed 2010-10-26
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, there were 52,257,495 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

Netflix, Inc.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues	$553,219	$423,120	$1,566,703	$1,225,727

Cost of revenues:
Subscription	292,406	233,091	817,353	677,863
Fulfillment expenses *	52,063	42,183	149,212	125,922

Total cost of revenues	344,469	275,274	966,565	803,785

Gross profit	208,750	147,846	600,138	421,942

Operating expenses:
Technology and development *	42,108	30,014	117,370	81,333
Marketing *	81,238	58,556	230,990	167,029
General and administrative *	17,135	11,543	51,447	37,809
Gain on disposal of DVDs	(1,232)	(1,604)	(4,857)	(2,819)

Total operating expenses	139,249	98,509	394,950	283,352

Operating income	69,501	49,337	205,188	138,590
Other income (expense):
Interest expense	(4,945)	(674)	(14,797)	(2,018)
Interest and other income	853	1,808	2,746	4,284

Income before income taxes	65,409	50,471	193,137	140,856
Provision for income taxes	27,442	20,330	79,379	55,909

Net income	$37,967	$30,141	$113,758	$84,947

Net income per share:
Basic	$0.73	$0.54	$2.17	$1.48

Diluted	$0.70	$0.52	$2.09	$1.43

Weighted average common shares outstanding:
Basic	52,142	56,146	52,510	57,576

Diluted	53,931	57,938	54,341	59,427

*Stock-based compensation included in expense line items:
Fulfillment expenses	$323	$99	$806	$321
Technology and development	2,694	1,169	6,939	3,430
Marketing	777	452	2,176	1,353
General and administrative	3,502	1,512	9,805	4,538

See accompanying notes to the consolidated financial statements.

Netflix, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	September 30, 2010	December 31, 2009
Assets
Current assets:
Cash and cash equivalents	$113,108	$134,224
Short-term investments	143,705	186,018
Current content library, net	138,389	37,329
Prepaid content	59,322	26,741
Other current assets	37,723	26,701

Total current assets	492,247	411,013
Content library, net	120,047	108,810
Property and equipment, net	125,057	131,653
Deferred tax assets	19,219	15,958
Other non-current assets	13,713	12,300

Total assets	$770,283	$679,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$170,120	$92,542
Accrued expenses	36,974	33,387
Current portion of lease financing obligations	2,027	1,410
Deferred revenue	102,986	100,097

Total current liabilities	312,107	227,436
Long-term debt	200,000	200,000
Lease financing obligations, excluding current portion	34,659	36,572
Other non-current liabilities	31,542	16,583

Total liabilities	578,308	480,591
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at September 30, 2010 and December 31, 2009; 52,257,495 and 53,440,073 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	52	53
Accumulated other comprehensive income, net	1,279	273
Retained earnings	190,644	198,817

Total stockholders’ equity	191,975	199,143

Total liabilities and stockholders’ equity	$770,283	$679,734

See accompanying notes to the consolidated financial statements.

Netflix, Inc.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income	$37,967	$30,141	$113,758	$84,947
Adjustments to reconcile net income to net cash provided by operating activities:
Acquisition of streaming content library	(115,149)	(9,998)	(231,781)	(41,432)
Amortization of content library	77,146	56,690	204,581	159,229
Depreciation and amortization of property, equipment and intangibles	8,678	9,618	28,846	27,806
Amortization of discounts and premiums on investments	200	126	670	439
Amortization of debt issuance costs	140	—	375	—
Stock-based compensation expense	7,296	3,232	19,726	9,642
Excess tax benefits from stock-based compensation	(16,093)	(1,600)	(34,699)	(9,099)
Loss on disposal of property and equipment	254	—	254	254
Gain on sale of short-term investments	(206)	(984)	(685)	(1,455)
Gain on disposal of DVDs	(2,142)	(2,491)	(8,428)	(5,030)
Deferred taxes	3,194	(71)	(2,961)	4,710
Changes in operating assets and liabilities:
Prepaid content	(25,485)	107	(32,581)	2,592
Other current assets	(3,374)	7,518	(12,037)	(4,203)
Accounts payable	41,692	(13,173)	78,738	(11,150)
Accrued expenses	18,003	2,175	39,666	6,272
Deferred revenue	1,567	(1,372)	2,889	(4,004)
Other assets and liabilities	8,539	(1,607)	13,353	(272)

Net cash provided by operating activities	42,227	78,311	179,684	219,246

Cash flows from investing activities:
Acquisition of DVD content library	(29,900)	(46,273)	(90,993)	(135,996)
Purchases of short-term investments	(15,379)	(21,006)	(73,169)	(102,159)
Proceeds from sale of short-term investments	42,238	85,904	105,063	130,669
Proceeds from maturities of short-term investments	1,995	3,480	10,318	30,985
Purchases of property and equipment	(7,342)	(9,994)	(19,406)	(23,499)
Proceeds from sale of DVDs	3,109	3,345	10,908	7,230
Other assets	(327)	134	(619)	(57)

Net cash (used in) provided by investing activities	(5,606)	15,590	(57,898)	(92,827)

Cash flows from financing activities:
Principal payments of lease financing obligations	(470)	(294)	(1,296)	(858)
Proceeds from issuance of common stock	10,927	2,725	33,954	26,092
Excess tax benefits from stock-based compensation	16,093	1,600	34,699	9,099
Repurchases of common stock	(57,390)	(129,686)	(210,259)	(244,916)

Net cash used in financing activities	(30,840)	(125,655)	(142,902)	(210,583)

Net increase (decrease) in cash and cash equivalents	5,781	(31,754)	(21,116)	(84,164)
Cash and cash equivalents, beginning of period	107,327	87,471	134,224	139,881

Cash and cash equivalents, end of period	$113,108	$55,717	$113,108	$55,717

See accompanying notes to the consolidated financial statements.

Netflix, Inc.

Notes to Consolidated Financial Statements

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying condensed consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Examples include the estimates of useful lives and residual value of the Company’s content library, the valuation of stock-based compensation, the recognition and measurement of income tax assets and liabilities and royalties that may be due to performing rights organizations. The actual results experienced by the Company may differ from management’s estimates.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in the Company’s Annual Report on Form 10-K, that are of significance, or potential significance to the Company.

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

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands, except per share data)
Basic earnings per share:
Net income	$37,967	$30,141	$113,758	$84,947
Shares used in computation:
Weighted-average common shares outstanding	52,142	56,146	52,510	57,576

Basic earnings per share	$0.73	$0.54	$2.17	$1.48

Diluted earnings per share:
Net income	$37,967	$30,141	$113,758	$84,947
Shares used in computation:
Weighted-average common shares outstanding	52,142	56,146	52,510	57,576
Employee stock options and employee stock purchase plan shares	1,789	1,792	1,831	1,851

Weighted-average number of shares	53,931	57,938	54,341	59,427

Diluted earnings per share	$0.70	$0.52	$2.09	$1.43

Netflix, Inc.

Notes to Consolidated Financial Statements—(Continued)

Employee stock options with exercise prices greater than the average market price of the common stock during the period were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The potential common shares excluded from the diluted calculation were not material as of the three or nine months ended September 30, 2010 or 2009.

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

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$100,760	$1,408	$(51)	$102,117
Government and agency securities	37,842	674	—	38,516
Asset and mortgage backed securities	3,028	172	(128)	3,072

	$141,630	$2,254	$(179)	$143,705

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$82,362	$915	$(106)	$83,171
Government and agency securities	96,998	72	(416)	96,654
Asset and mortgage backed securities	6,262	143	(212)	6,193

	$185,622	$1,130	$(734)	$186,018

Gross unrealized losses are not material as of September 30, 2010 or December 31, 2009 either individually or in the aggregate. Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at September 30, 2010. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three or nine months ended September 30, 2010 or 2009. Gross realized gains in the three months ended September 30, 2010 and 2009 were $0.2 million and $1.0 million, respectively. Gross realized gains in the nine months ended September 30, 2010 and 2009 were $0.7 million and $1.7 million, respectively. There were no material gross realized losses from the sale of available-for-sale securities in the three or nine months ended September 30, 2010 or 2009.

The estimated fair value of short-term investments by contractual maturity as of September 30, 2010 is as follows:

(in thousands)
Due within one year	$21,388
Due after one year and through 5 years	119,315
Due after 5 years and through 10 years	—
Due after 10 years	3,002

Total short-term investments	$143,705

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.

Netflix, Inc.

Notes to Consolidated Financial Statements—(Continued)

	Fair Value Measurements at September 30, 2010
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Current Assets:
Money market funds (1)	$217	$217	$—	$—
Fixed income securities (2)	155,904	—	155,904	—

Total current assets	156,121	217	155,904	—

Non-current Assets:
Money market funds (3)	3,729	3,729	—	—

Total assets	$159,850	$3,946	$155,904	$—

	Fair Value Measurements at December 31, 2009
	Total	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Current Assets:
Money market funds (1)	$690	$690	$—	$—
Fixed income securities (4)	186,018	—	186,018	—

Total current assets	186,708	690	186,018	—

Non-current Assets:
Money market funds (3)	2,829	2,829	—	—

Total assets	$189,537	$3,519	$186,018	$—

(1)	Included in cash and cash equivalents in the Company’s consolidated balance sheets.
(2)	Includes $12.2 million included in cash and cash equivalents and $143.7 million included in short-term investments in the Company’s consolidated balance sheets as of September 30, 2010.
(3)	Included in other non-current assets in the Company’s consolidated balance sheets as these funds represent restricted cash related to workers compensation deposits.
(4)	Included in short-term investments in the Company’s consolidated balance sheets.

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

4. Long-term Debt

As of September 30, 2010, the Company had $200.0 million of long-term debt outstanding. The debt consists of $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (“the Notes”). Interest on the Notes is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010.

The 8.50% Notes include, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends, make distributions, or purchase or redeem our equity interests (each subject to specified exceptions). At September 30, 2010 and December 31, 2009, the Company was in compliance with these covenants.

Netflix, Inc.

Notes to Consolidated Financial Statements—(Continued)

Based on quoted market prices, the fair value of the 8.50% Notes as of September 30, 2010 and December 31, 2009 was approximately $223.0 million and $207.5 million, respectively.

5. Balance Sheet Components

Content Library, Net

Content library and accumulated amortization are as follows:

	As of
	September 30, 2010	December 31, 2009
	(in thousands)
Content library, gross	$918,720	$742,802
Less: Accumulated amortization	(660,284)	(596,663)

	258,436	146,139
Less: Current content library, net	138,389	37,329

Content library, net	$120,047	$108,810

Property and Equipment, Net

Property and equipment and accumulated depreciation are as follows:

		As of
	Useful Life	September 30, 2010	December 31, 2009
		(in thousands)
Computer equipment	3 years	$59,908	$62,132
Other equipment	5 years	63,539	65,059
Computer software, including internal-use software	3 years	25,953	35,401
Furniture and fixtures	3 years	11,342	12,421
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	35,975	35,156
Capital work-in-progress		16,726	15,097

Property and equipment, gross		254,124	265,947
Less: Accumulated depreciation		(129,067)	(134,294)

Property and equipment, net		$125,057	$131,653

In the third quarter of 2010, the Company wrote off fully depreciated property and equipment of $32.6 million related to assets which were no longer in existence.

6. Other Comprehensive Income

Other comprehensive income consists of unrealized gains and losses on available-for-sale securities, net of tax. The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
	(in thousands)
Net income	$37,967	$30,141	$113,758	$84,947
Other comprehensive income:
Change in unrealized gain (loss) on available-for-sale securities, net of tax	477	(173)	1,006	468

Comprehensive income	$38,444	$29,968	$114,764	$85,415

Netflix, Inc.

Notes to Consolidated Financial Statements—(Continued)

7. Stockholders’ Equity

Stock Repurchases

During the three months ended September 30, 2010, the Company repurchased 530,000 shares of common stock at an average price of approximately $110 per share for an aggregate amount of approximately $59 million. Shares repurchased have been retired. Under the current stock repurchase plan, announced on June 11, 2010, the Company is authorized to repurchase up to $300 million of its common stock through the end of 2012. As of September 30, 2010, $240.6 million of this authorization is remaining. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by the Company are accounted for when the transaction is settled. There were no unsettled share repurchases at September 30, 2010. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. If additional paid in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares. For the three and nine months ended September 30, 2010, $23.1 million and $121.9 million, respectively, were deducted from retained earnings related to share repurchases.

Stock-Based Compensation

A summary of the activity related to the Company’s stock option plan during the nine months ended September 30, 2010 is as follows:

		Options Outstanding		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2009	2,591,267	4,241,438	$22.74
Granted	(464,178)	464,178	85.67
Exercised	—	(1,391,898)	23.35

Balances as of September 30, 2010	2,127,089	3,313,718	31.31	5.96	$433,615

Vested and exercisable at September 30, 2010		3,313,718	31.31	5.96	$433,615

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended September 30, 2010 and 2009 was $44.8 million and $5.0 million, respectively. Total intrinsic value of options exercised for the nine months ended September 30, 2010 and 2009 was $100.7 million and $32.6 million, respectively.

The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Dividend yield	0%	0%	0%	0%
Expected volatility	54%	48%	46%-54%	48%-56%
Risk-free interest rate	2.97%	3.62%	2.97-3.67%	2.60%-3.62%
Suboptimal exercise factor	2.00-2.40	1.74-1.94	1.78-2.40	1.73-1.94

In the nine months ended September 30, 2010, the Company used a suboptimal exercise factor ranging from 2.15 to 2.40, for executives and 1.78 to 2.00, for non-executives, resulting in a calculated expected life of the option grants of five years for executives and four years for non-executives. In the nine months ended September 30, 2009, the Company used a suboptimal exercise factor ranging from 1.87 to 1.94 for executives and 1.73 to 1.74 for non-executives, which resulted in a calculated expected life of the option grants of four years for executives and three years for non-executives.

Netflix, Inc.

Notes to Consolidated Financial Statements—(Continued)

The weighted-average fair value of employee stock options granted during the three months ended September 30, 2010 and 2009 was $56.55 and $18.07 per share, respectively. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2010 and 2009 was $40.96 and $16.63 per share, respectively.

The following table summarizes the assumptions used to value employee stock purchase rights under the Company’s Employee Stock Purchase Plan (“ESPP”) for the offering periods commencing in May 2010 and May 2009, respectively, using the Black Scholes option pricing model:

	Three Months Ended September 30,
	2010	2009
Dividend yield	0%	0%
Expected volatility	45%	55%
Risk-free interest rate	0.24%	0.35%
Expected life (in years)	0.5	0.5

Cash received from option exercises for the three months ended September 30, 2010 and 2009 was $10.9 million and $2.7 million, respectively. Cash received from option exercises and purchases under the ESPP for the nine months ended September 30, 2010 and 2009 was $34.0 million and $26.1 million, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases for the three and nine months ended September 30, 2010 and 2009 which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in thousands)
Fulfillment expense	$323	$99	$806	$321
Technology and development	2,694	1,169	6,939	3,430
Marketing	777	452	2,176	1,353
General and administrative	3,502	1,512	9,805	4,538

Stock-based compensation expense before income taxes	7,296	3,232	19,726	9,642
Income tax benefit	(3,064)	(1,302)	(8,118)	(3,833)

Total stock-based compensation after income taxes	$4,232	$1,930	$11,608	$5,809

8. Income Taxes

The effective tax rates for the three months ended September 30, 2010 and 2009 were 42.0% and 40.3%, respectively. The effective tax rates for the nine months ended September 30, 2010 and 2009 were 41.1% and 39.7%, respectively.

As of December 31, 2009, the Company had $13.2 million of gross unrecognized tax benefits. During the nine months ended September 30, 2010, the Company had an increase in gross unrecognized tax benefits of approximately $2.3 million. The gross uncertain tax positions, if recognized by the Company, will result in a reduction of approximately $12.4 million to the tax provision thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as other non-current liabilities in the consolidated balance sheet.

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income tax expense.

The Company files income tax returns in the U.S. federal jurisdiction and all of the states where income tax is imposed. The Company is subject to U.S. federal income tax examinations for years after 2000 and state income tax examinations by state taxing authorities for years after 1999. The Company is currently under examination in various states including California for years 2006 and 2007. It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits. At this time, an estimate of the range of reasonably possible outcomes cannot be made.

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

Accordingly, the Company recorded an asset of $40.7 million, representing the total costs of the buildings and improvements, including the costs paid by the lessor (the legal owner of the buildings), with a corresponding liability. Upon completion of construction of each building,

Netflix, Inc.

Notes to Consolidated Financial Statements—(Continued)

the Company did not meet the sale-leaseback criteria for derecognition of the building assets and liabilities. Therefore the leases are accounted for as financing obligations and the buildings are depreciated over a 30 year useful life. The monthly rent payments made to the lessor under the lease agreements are recorded in the Company’s financial statements as land lease expense and principal and interest on the financing liabilities.

In the first quarter of 2010, the Company extended the facility leases for the Los Gatos buildings for an additional five year term after the remaining term of the original lease, thus increasing the future minimum payments under lease financing obligations by approximately $14 million. As of September 30, 2010, the remaining future minimum payments under the lease financing obligation are $24.6 million. The leases continue to be accounted for as financing obligations and no gain or loss was recorded as a result of the lease financing modification. The lease financing obligation balance at the end of the extended lease term will be approximately $25.8 million which approximates the net book value of the buildings to be relinquished to the lessor.

Streaming Content

The Company classifies streaming content as either a current or non-current library asset in the consolidated balance sheets based on the estimated time of usage after certain criteria have been met, including availability of the content for streaming by Netflix subscribers. The Company had $1,180.7 million and $114.8 million of commitments at September 30, 2010 and December 31, 2009, respectively, related to streaming content license agreements that do not meet asset recognition criteria.

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

The Company also has certain license agreements with studios that include a maximum number of titles that the Company may or may not receive in the future. Access to these titles is based on the discretion of the studios and, as such, the Company may not receive these titles. If the Company did receive access to the maximum number of titles, the Company would incur up to an additional $21.6 million in commitments.

The Company is currently involved in negotiations with performing rights organizations (PROs) that hold the rights to music used in connection with streaming content. The Company accrues for estimated royalties that are due to PROs and adjusts these accruals based on any changes in estimates. During the third quarter of 2010, the Company reduced this accrual by $3.5 million as a result of lower estimated royalty rates. The outcome of these negotiations is uncertain. Additionally, pending litigation between certain PROs and other third parties could impact our negotiations. If we are unable to reach mutually acceptable terms with the PROs, the Company could become involved in similar litigation. The results of any negotiation or litigation may be materially different from management’s estimates.

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

On March 29, 2010, Parallel Networks, LLC filed a complaint for patent infringement against the Company and others in the United States District Court for the Eastern District of Texas, captioned Parallel Networks, LLC v. Abercrombie & Fitch Co., et. al , Civil Action No 6:10-cv-00111-LED. The complaint alleges that the Company infringed U.S. Patent No. 6,446,111 entitled “Method and Apparatus for Client-Server Communication Using a Limited Capability Client Over a Low-Speed Communication Link,” issued on September 3, 2002. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by ASC 450 Commitments and Contingencies ; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

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

Netflix, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

In January through April of 2009, a number of purported anti-trust class action suits were filed against the Company. Wal-Mart Stores, Inc. and Walmart.com USA LLC (collectively, Wal-Mart) were also named as defendants in these suits. Most of the suits were filed in the United States District Court for the Northern District of California and other federal district courts around the country. A number of suits were filed in the Superior Court of the State of California, Santa Clara County. The plaintiffs, who are current or former Netflix customers, generally allege that Netflix and Wal-Mart entered into an agreement to divide the markets for sales and online rentals of DVDs in the United States, which resulted in higher Netflix subscription prices. On April 10, 2009, the Judicial Panel on Multidistrict Litigation ordered all cases pending in federal court transferred to the Northern District of California to be consolidated or coordinated for pre-trial purposes. These cases have been assigned the multidistrict litigation number MDL-2029. On March 19, 2010, plaintiffs filed a motion for class certification. The cases pending in the Superior Court of the State of California, Santa Clara County have been consolidated. In addition, in May of 2009, three additional lawsuits were filed—two in the Northern District of California and one in the Superior Court of the State of California, San Mateo County—alleging identical conduct and seeking identical relief. In these three cases, the plaintiffs are current or former subscribers to the online DVD rental service offered by Blockbuster Inc. The two cases filed in federal court on behalf of Blockbuster subscribers have been related to MDL-2029. On December 1, 2009, the federal Court entered an order granting defendants’ motion to dismiss the two federal cases filed on behalf of Blockbuster subscribers. Plaintiffs filed an amended complaint on March 1, 2010. Defendants moved to dismiss the Blockbuster subscribers’ amended complaint on March 31, 2010. The Court denied the motion to dismiss on July 6, 2010. The lawsuit filed in Superior Court of the State of California, San Mateo County has been coordinated with the cases pending in Santa Clara County. The complaints, which assert violations of federal and/or state antitrust laws, seek injunctive relief, costs (including attorneys’ fees) and damages in an unspecified amount. On August 27, 2010, Wal-Mart stated that it had settled the cases filed in Federal Court with both the Netflix and Blockbuster plaintiffs. Details of the settlement were not disclosed and plaintiffs have not yet filed a motion for preliminary approval of the Wal-Mart settlement. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by ASC 450; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

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

On December 28, 2007, Parallel Networks, LLC filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned Parallel Networks, LLC v. Netflix, Inc., et. al , Civil Action No 2:07-cv-562-DF. The complaint alleges that the Company infringed U.S. Patent Nos. 5,894,554 and 6,415,335 B1 entitled “System For Managing Dynamic Web Page Generation Requests by Intercepting Request at Web Server and Routing to Page Server Thereby Releasing Web Server to Process Other Requests” and “System and Method for Managing Dynamic Web Page Generation Requests”, issued on April 13, 1999 and July 2, 2002, respectively. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future. On March 10, 2010, the Company filed a motion for summary judgment of invalidity. On March 26, 2010, the Company filed a motion for summary judgment of non-infringement. The Court had set a July 28, 2010 hearing date for these motions. On August 5, 2010, the parties stipulated to dismiss the litigation. On August 9, 2010, the Court entered an Order dismissing the case pursuant to the stipulation. Netflix paid no amount to plaintiff in relation to the dismissal.

The Company is involved in other litigation matters not listed above but does not consider the matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

Netflix, Inc.

Notes to Consolidated Financial Statements—(Continued)

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

It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved. No amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification obligations.

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

Overview

Our Business

With more than 16 million subscribers, we are the world’s leading Internet subscription service for enjoying movies and TV shows. Our subscribers can instantly watch unlimited movies and TV shows streamed to their TVs and computers and, in the United States, subscribers can also receive DVDs delivered quickly to their homes. We offer a variety of subscription plans, with no due dates, no late fees, no shipping fees and no pay-per-view fees. Aided by our proprietary recommendation and merchandising technology, subscribers can select from a growing library of titles that can be watched instantly and a vast array of titles on standard definition DVD, along with its high definition successor, Blu-ray (collectively referred to in this Quarterly Report as “DVD”).

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

•	In the United States, receive DVDs by mail and return them to us at their convenience using our prepaid mailers. After a DVD has been returned, we mail the next available DVD in a subscriber’s queue.

Our core strategy is to grow a large subscription business consisting of streaming and DVD-by-mail content. By combining streaming and DVD as part of the Netflix subscription, we are able to offer subscribers a uniquely compelling selection of movies and TV shows for one low monthly price. We have seen tremendous growth in the popularity of the streaming portion of our service and we are rapidly increasing our investment in streaming content in order to fuel this growth.

Performance Highlights

The following represents our performance highlights for the three months ended September 30, 2010, June 30, 2010 and September 30, 2009 and the nine months ended September 30, 2010 and September 30, 2009:

	Three Months Ended			Change
	September 30, 2010	June 30, 2010	September 30, 2009	Q3’10 vs. Q2’10	Q3’10 vs. Q3’09
	(in thousands except per share data, percentages and subscriber acquisition cost)
Revenues	$553,219	$519,819	$423,120	6.4%	30.7%
Net income	37,967	43,519	30,141	(12.8)%	26.0%
Net income per share - diluted	$0.70	$0.80	$0.52	(12.5)%	34.6%
Total subscribers at end of period	16,933	15,001	11,109	12.9%	52.4%
Churn*	3.8%	4.0%	4.4%	(5.0)%	(13.6)%
Subscriber acquisition cost**	$19.81	$24.37	$26.86	(18.7)%	(26.2)%
Gross margin	37.7%	39.4%	34.9%	(4.3)%	8.0%

	Nine Months Ended		Change
	September 30, 2010	September 30, 2009	YTD ‘10 vs. YTD ‘09
	(in thousands, except per share data, percentages and subscriber acquisition cost)
Revenues	$1,566,703	$1,225,727	27.8%
Net income	113,758	84,947	33.9%
Net income per share—diluted	$2.09	$1.43	46.2%
Total subscribers at end of period	16,933	11,109	52.4%
Churn *	3.8%	4.4%	(13.6)%
Subscriber acquisition cost	$21.69	$25.58	(15.2)%
Gross margin	38.3%	34.4%	11.3%

*	Churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber additions, then divided by three months. Churn for the nine months ended September 30, 2010 and 2009 is the average of Churn for the three quarters of the respective period.
**	Subscriber acquisition cost is defined as total marketing expense divided by total gross subscriber additions.

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

We obtain content distribution rights in order to stream movies and TV shows without commercial interruption to subscribers’ computers and TVs via Netflix Ready Devices. We account for streaming content in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) topic 920 Entertainment – Broadcasters . Streaming content is generally licensed for a fixed fee for the term of the license agreement. We classify our streaming content obtained through a license agreement as either a current or non-current library in the consolidated balance sheets based on the estimated time of usage after certain criteria have been met, including availability of the streaming content for its first showing. Any licensed streaming content payments not meeting the criteria for classification in the library are classified as prepaid content. We amortize licensed streaming content on a straight-line basis generally over the term of the related license agreements or the title’s window of availability.

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

•

Expected Volatility: Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods precluding sole reliance on implied volatility. An increase in our computation of expected volatility from 54% to 64% would increase the total stock-based compensation expense by approximately $0.3 million.

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

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefit recognized in the financial statements from such position is then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At September 30, 2010, our estimated gross unrecognized tax benefits were $15.5 million of which $12.4 million, if recognized, could favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 8 to the consolidated financial statements for further information regarding income taxes.

Results of Operations

The following table sets forth, for the periods presented, the line items in our consolidated statements of operations as a percentage of total revenues. The information contained in the table below should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Quarterly Report on Form 10-Q.

	Three Months Ended			Nine Months Ended
	September 30, 2010	June 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Subscription	52.9%	51.1%	55.1%	52.2%	55.3%
Fulfillment expenses	9.4%	9.5%	10.0%	9.5%	10.3%

Total cost of revenues	62.3%	60.6%	65.1%	61.7%	65.6%

Gross margin	37.7%	39.4%	34.9%	38.3%	34.4%

Operating expenses:
Technology and development	7.6%	7.3%	7.1%	7.5%	6.6%
Marketing	14.7%	14.3%	13.8%	14.7%	13.6%
General and administrative	3.1%	3.3%	2.7%	3.3%	3.1%
Gain on disposal of DVDs	(0.3)%	(0.4)%	(0.3)%	(0.3)%	(0.2)%

Total operating expenses	25.1%	24.5%	23.3%	25.2%	23.1%

Operating income	12.6%	14.9%	11.6%	13.1%	11.3%
Other income (expense):
Interest expense	(0.9)%	(0.9)%	(0.2)%	(0.9)%	(0.2)%
Interest and other income	0.2%	0.1%	0.5%	0.1%	0.4%

Income before income taxes	11.9%	14.1%	11.9%	12.3%	11.5%
Provision for income taxes	5.0%	5.7%	4.8%	5.0%	4.6%

Net income	6.9%	8.4%	7.1%	7.3%	6.9%

Revenues

We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues. We currently generate substantially all of our revenues in the United States. We launched a streaming only subscription service in Canada in the third quarter of 2010 and expect that international revenues will grow.

We offer a variety of subscription plans combining streaming movies and TV shows over the Internet and in the United States, sending DVDs by mail. The price per plan varies based on the number of DVDs that a subscriber has out at any given point and based on whether the service has limited or unlimited usage. All of our unlimited plans allow the subscriber unlimited streaming to their computer or Netflix Ready Device. More than 90% of our subscriber base has chosen a 1, 2, or 3-out Unlimited plan which range in price from $8.99 to $16.99 per month. Customers electing access to the high definition Blu-ray discs in addition to standard definition DVDs pay a surcharge ranging from $1 to $4 for our most popular plans. In Canada, our subscription service consists of only streaming movies and TV shows over the Internet and is priced at $7.99 CAD. We anticipate that any future international markets will likewise only offer a streaming subscription.

The following table presents our ending subscriber information:

	As of
	September 30, 2010	June 30, 2010	September 30, 2009
	(in thousands, except percentages)
Free subscribers	1,070	424	274
As a percentage of total subscribers	6.3%	2.8%	2.5%
Paid subscribers	15,863	14,577	10,835
As a percentage of total subscribers	93.7%	97.2%	97.5%
Total subscribers	16,933	15,001	11,109

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

	Three Months Ended		Change
	September 30, 2010	September 30, 2009	Q3’10 vs. Q3’09
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$553,219	$423,120	30.7%
Other data:
Average number of paying subscribers	15,220	10,605	43.5%
Average monthly revenue per paying subscriber	$12.12	$13.30	(8.9)%

The $130.1 million increase in our revenues was primarily a result of the 43.5% growth in the average number of paying subscribers arising from increased consumer awareness of the compelling value proposition of streaming and DVDs by mail for one low price and other benefits of our service. This increase was partially offset by an 8.9% decline in the average monthly revenue per paying subscriber to $12.12, resulting from the continued growth of our lower priced subscription plans. The total number of average paying subscribers in our 1 and 2-out plans grew by 71.6% year over year as compared to a 14.7% decline in all other plans.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

	Nine Months Ended		Change
	September 30, 2010	September 30, 2009	YTD ‘10 vs. YTD ‘09
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$1,566,703	$1,225,727	27.8%
Other data:
Average number of paying subscribers	14,026	10,164	38.0%
Average monthly revenue per paying subscriber	$12.41	$13.40	(7.4)%

The $341.0 million increase in our revenues was primarily a result of the 38.0% growth in the average number of paying subscribers arising from increased consumer awareness of the compelling value proposition of streaming and DVDs by mail for one low price and other benefits of our service. This increase was partially offset by a 7.4% decline in the average monthly revenue per paying subscriber to $12.41, resulting from the continued growth of our lower priced subscription plans. As compared to the same prior year period, the total number of average paying subscribers in our 1 and 2-out plans grew by 66.0% during the nine months ended September 30, 2010 as compared to a 13.5% decline in all other plans.

Three months ended September 30, 2010 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	September 30, 2010	June 30, 2010	Q3’10 vs. Q2’10
	(in thousands except percentages and average monthly revenue per paying subscriber)
Revenues	$553,219	$519,819	6.4%
Other data:
Average number of paying subscribers	15,220	14,100	7.9%
Average monthly revenue per paying subscriber	$12.12	$12.29	(1.4)%

The $33.4 million increase in our revenues was primarily a result of the 7.9% growth in the average number of paying subscribers arising from increased consumer awareness of the compelling value proposition of streaming and DVDs by mail for one low price and other benefits of our service. This increase was partially offset by a 1.4% decline in the average monthly revenue per paying subscriber to $12.12, resulting from the continued growth of our lower priced subscription plans. The total number of average paying subscribers in our 1 and 2-out plans grew by 11.7% quarter over quarter as compared to a 5.3% decline in all other plans.

Until the average price paid by our new subscriber additions is equal to the average price paid by existing subscribers, we expect our average monthly revenue per paying subscriber will continue to decline, as the lower priced plans grow as a percentage of our subscriber base. We are currently testing a streaming only subscription plan in the United States and may offer such a plan later in 2010. If such a plan is offered, our pricing structure will change, thus impacting our revenues and average monthly revenue per paying subscriber.

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

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

	Three Months Ended		Change
	September 30, 2010	September 30, 2009	Q3’10 vs. Q3’09
	(in thousands except percentages)
Cost of Subscription	$292,406	$233,091	25.4%
As a percentage of revenues	52.9%	55.1%

The $59.3 million increase in cost of subscription revenues was due to the following factors:

•

Content delivery expenses increased $18.4 million primarily due to a 9.2% increase in the number of DVDs mailed to paying subscribers. The increase in the number of DVDs mailed was driven by a 43.5% increase in the average number of paying subscribers, partially offset by a 24.0% decline in monthly DVD rentals per average paying subscriber attributed to the growing popularity of our lower priced plans and growth in streaming. In addition, content delivery expenses increased due to higher costs associated with our use of third party delivery networks resulting from an increase in the total number of hours of streaming content viewed by our subscribers.

•

Content acquisition and licensing expenses increased by $40.9 million primarily due to an increase resulting from investments in streaming content, partially offset by decreases in DVD content acquisition costs.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

	Nine Months Ended		Change
	September 30, 2010	September 30, 2009	YTD’10 vs. YTD’09
	(in thousands except percentages)
Cost of Subscription	$817,353	$677,863	20.6%
As a percentage of revenues	52.2%	55.3%

The $139.5 million increase in cost of subscription revenues was due to the following factors:

•

Content delivery expenses increased $66.9 million primarily due to an 11.1% increase in the number of DVD’s mailed to paying subscribers. The increase in the number of DVD’s mailed was driven by a 38.0% increase in the number of average paying subscribers, partially offset by a 19.7% decline in monthly DVD rentals per average paying subscriber attributed to the growing popularity of our lower priced plans and growth in streaming. In addition, content delivery expenses increased due to higher costs associated with our use of third party delivery networks resulting from an increase in the total number of hours of streaming content viewed by our subscribers.

•

Content acquisition and licensing expenses increased by $72.6 million primarily due to an increase resulting from investments in streaming content, partially offset by decreases in DVD content acquisition.

Three months ended September 30, 2010 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	September 30, 2010	June 30, 2010	Q3’10 vs. Q2’10
	(in thousands except percentages)
Cost of Subscription	$292,406	$265,387	10.2%
As a percentage of revenues	52.9%	51.1%

The $27.0 million increase in cost of subscription revenues was due to the following factors:

•

Content delivery expenses increased $3.6 million due to higher costs associated with our use of third party delivery networks resulting from an increase in the total number of hours of streaming content viewed by our subscribers. In addition, the number of DVD’s mailed to paying subscribers increased 4.4% primarily due to the 7.9% increase in the average number of paying subscribers.

•

Content acquisition and licensing expenses increased by $23.4 million primarily due to an increase resulting from investments in streaming content, offset partially by decreases in DVD content acquisition costs. The increase in expense was also offset by a $3.5 million reduction in the estimated accrual for royalties that we expect to pay to certain performing rights organizations.

Fulfillment Expenses

Fulfillment expenses represent those expenses incurred in content processing including operating and staffing our shipping centers as well as receiving, encoding, inspecting and warehousing our content library. Fulfillment expenses also include operating and staffing our customer service centers and credit card fees.

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

	Three Months Ended		Change
	September 30, 2010	September 30, 2009	Q3’10 vs. Q3’09
	(in thousands except percentages)
Fulfillment expenses	$52,063	$42,183	23.4%
As a percentage of revenues	9.4%	10.0%

The $9.9 million increase in fulfillment expenses was due to the following:

•

Content processing and customer service expenses increased $4.5 million primarily due to a $3.8 million increase in personnel related costs resulting from a 9.0% increase in headcount to support the higher volume of content delivery.

•	Credit card fees increased $5.4 million as a result of the 30.7% growth in revenues.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

	Nine Months Ended		Change
	September 30, 2010	September 30, 2009	YTD’10 vs. YTD’09
	(in thousands except percentages)
Fulfillment expenses	$149,212	$125,922	18.5%
As a percentage of revenues	9.5%	10.3%

The $23.3 million increase in fulfillment expenses was due to the following:

•

Content processing and customer service related costs increased $9.6 million primarily due to an $8.8 million increase in personnel related costs resulting from an 11.3% increase in headcount to support the higher volume of content delivery.

•	Credit card fees increased $13.7 million as a result of the 27.8% growth in revenues.

Three months ended September 30, 2010 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	September 30, 2010	June 30, 2010	Q3’10 vs. Q2’10
	(in thousands except percentages)
Fulfillment expenses	$52,063	$49,547	5.1%
As a percentage of revenues	9.4%	9.5%

The $2.5 million increase in fulfillment expenses was primarily due to an increase in credit card fees of $2.0 million resulting from the 6.4% growth in revenues.

Gross Margin

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

	Three Months Ended		Change
	September 30, 2010	September 30, 2009	Q3’10 vs. Q3’09
	(in thousands except percentages and average monthly gross profit per paying subscriber)
Gross profit	$208,750	$147,846	41.2%
Gross margin	37.7%	34.9%
Average monthly gross profit per paying subscriber	$4.57	$4.65	(1.7)%

The increase in gross margin was primarily due to lower DVD content acquisition expenses per DVD mailed and a 24.0% decline in monthly DVD shipments per average paying subscriber driven by the growing popularity of our lower priced plans and the growth in streaming. This decline was higher than the decline in average revenue per paying subscriber of 8.9%. This was offset partially by increased investments in streaming content.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

	Nine Months Ended		Change
	September 30, 2010	September 30, 2009	YTD’10 vs. YTD’09
	(in thousands except percentages and average monthly gross profit per paying subscriber)
Gross profit	$600,138	$421,942	42.2%
Gross margin	38.3%	34.4%
Average monthly gross profit per paying subscriber	$4.75	$4.61	3.0%

The increase in gross margin was primarily due to lower DVD content acquisition expenses per DVD mailed and a 19.7% decline in monthly DVD shipments per average paying subscriber driven by the growing popularity of our lower priced plans and the growth in streaming. This decline was higher than the decline in average revenue per paying subscriber of 7.4%. This was offset partially by increased investments in streaming content.

Three months ended September 30, 2010 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	September 30, 2010	June 30, 2010	Q3’10 vs. Q2’10
	(in thousands except percentages and average monthly gross profit per paying subscriber)
Gross profit	$208,750	$204,885	1.9%
Gross margin	37.7%	39.4%
Average monthly gross profit per paying subscriber	$4.57	$4.84	(5.6)%

The decrease in gross margin was primarily attributable to increased investments in streaming content, partially offset by lower DVD content acquisition expenses per DVD mailed and a 3.5% decline in monthly DVD shipments per average paying subscriber.

We have increased and expect to continue to increase investments in our content library, and in particular may increase spending associated with streaming content. These investments would reduce our gross margin to the extent that increases in content spending, net of fulfillment costs, outpace growth in our revenues.

Technology and Development

Technology and development expenses consist of payroll and related costs incurred in testing, maintaining and modifying our Web site, our recommendation and merchandising technology, improvements in streaming content to subscribers, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include costs associated with computer hardware and software as well as costs paid for third party Internet-based or “cloud” computing systems used in connection with our business.

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

	Three Months Ended		Change
	September 30, 2010	September 30, 2009	Q3’10 vs. Q3’09
	(in thousands except percentages)
Technology and development	$42,108	$30,014	40.3%
As a percentage of revenues	7.6%	7.1%

The $12.1 million increase in technology and development expenses was primarily the result of a $5.8 million increase in personnel-related costs and a $3.1 million increase in facilities and equipment related expenses. These increases are due to a 20.8% growth in headcount supporting continued improvements in our service and growth in streaming content delivered to our growing subscriber base. In addition, costs paid for cloud computing systems increased $2.7 million.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

	Nine Months Ended		Change
	September 30, 2010	September 30, 2009	YTD’10 vs. YTD’09
	(in thousands, except percentages)
Technology and development	$117,370	$81,333	44.3%
As a percentage of revenues	7.5%	6.6%

The $36.0 million increase in technology and development expenses was primarily attributable to a $16.1 million increase in personnel-related costs and a $12.6 million increase in facilities and equipment related expenses. These increases are due to 21.3% growth in headcount supporting the continued improvements in our service and growth in streaming content delivered to our growing subscriber base. In addition, costs paid for cloud computing systems increased $5.1 million.

Three months ended September 30, 2010 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	September 30, 2010	June 30, 2010	Q3’10 vs. Q2’10
	(in thousands except percentages)
Technology and development	$42,108	$37,863	11.2%
As a percentage of revenues	7.6%	7.3%

The $4.2 million increase in technology and development expenses was primarily attributable to a $1.9 million increase in personnel-related costs. These increases are due to a 6.8% growth in headcount supporting the continued improvements in our service as well as to the increase in streaming content delivered to our growing subscriber base. In addition, costs paid for cloud computing systems increased $1.9 million.

Marketing

Marketing expenses consist primarily of advertising expenses and payments made to our affiliates, including consumer electronics partners. Advertising expenses include marketing program expenditures and other promotional activities, including allocated costs of revenues relating to free trial periods. Payments to our affiliates, including consumer electronics partners, may be in the form of a fixed fee or may be a revenue sharing payment. Also included in marketing expense are payroll related expenses.

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

	Three Months Ended		Change
	September 30, 2010	September 30, 2009	Q3’10 vs. Q3’09
	(in thousands except percentages and subscriber acquisition cost)
Marketing	$81,238	$58,556	38.7%
As a percentage of revenues	14.7%	13.8%
Other data:
Gross subscriber additions	4,101	2,180	88.1%
Subscriber acquisition cost	$19.81	$26.86	(26.2)%

The $22.7 million increase in marketing expenses was primarily attributable to a $13.8 million increase in marketing program spending, primarily from increased spending in television and online advertising, coupled with growth in our consumer electronic partner programs. In addition, costs of free trials increased $8.4 million primarily due to the 88.1% increase in gross subscriber additions, coupled with shipments of instant streaming discs which enable subscribers to stream content.

Subscriber acquisition cost decreased primarily due to continued strong organic subscriber growth coupled with more efficient marketing spending.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

	Nine Months Ended		Change
	September 30, 2010	September 30, 2009	YTD’10 vs. YTD’09
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$230,990	$167,029	38.3%
As a percentage of revenues	14.7%	13.6%
Other data:
Gross subscriber additions	10,652	6,529	63.1%
Subscriber acquisition cost	$21.69	$25.58	(15.2)%

The $64.0 million increase in marketing expenses was primarily attributable to a $46.1 million increase in marketing program spending, primarily from increased spending in television and online advertising, coupled with growth in our consumer electronic partner programs. In addition, costs of free trials increased $16.9 million primarily due to the 63.1% increase in gross subscriber additions, coupled with the shipment of instant streaming discs which enable subscribers to stream content.

Subscriber acquisition cost decreased primarily due to continued strong organic subscriber growth coupled with more efficient marketing spending.

Three months ended September 30, 2010 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	September 30, 2010	June 30, 2010	Q3’10 vs. Q2’10
	(in thousands except percentages and subscriber acquisition cost)
Marketing	$81,238	$74,533	9.0%
As a percentage of revenues	14.7%	14.3%
Other data:
Gross subscriber additions	4,101	3,059	34.1%
Subscriber acquisition cost	$19.81	$24.37	(18.7)%

The $6.7 million increase in marketing expenses was primarily attributable to a $4.5 million increase in marketing program spending, primarily from increased spending in television advertising, coupled with an increase in cost of free trials of $2.1 million due to the 34.1% increase in gross subscriber additions.

Subscriber acquisition cost decreased due to continued strong organic subscriber growth coupled with more efficient marketing spending.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting, professional fees and other general corporate expenses.

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

	Three Months Ended		Change
	September 30, 2010	September 30, 2009	Q3’10 vs. Q3’09
	(in thousands except percentages)
General and administrative	$17,135	$11,543	48.4%
As a percentage of revenues	3.1%	2.7%

The $5.6 million increase in general and administrative expenses was primarily attributable to a $2.0 million release of accruals in the three months ended September 30, 2009 that was associated with a former class action lawsuit that settled in 2008. In addition, stock-based compensation expenses increased $2.0 million primarily due to increased employee compensation allocated from total compensation to the stock option program.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

	Nine Months Ended		Change
	September 30, 2010	September 30, 2009	YTD’10 vs. YTD’09
	(in thousands, except percentages)
General and administrative	$51,447	$37,809	36.1%
As a percentage of revenues	3.3%	3.1%

The $13.6 million increase in general and administrative expenses was primarily attributable to a $6.4 million increase in legal costs resulting from ongoing litigation of claims against the Company as well as a $2.0 million release of accruals in the nine months ended September 30, 2009 that was associated with a former class action lawsuit that settled in 2008. In addition, stock-based compensation expenses increased $5.3 million primarily due to increased employee compensation allocated from total compensation to the stock option program.

Three months ended September 30, 2010 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	September 30, 2010	June 30, 2010	Q3’10 vs. Q2’10
	(in thousands except percentages)
General and administrative	$17,135	$17,119	0.1%
As a percentage of revenues	3.1%	3.3%

General and administrative expenses for the three months ended September 30, 2010 were relatively flat as compared to the three months ended June 30, 2010.

Interest Expense

Interest expense consists primarily of the interest on our 8.50% senior notes including the amortization of debt issuance costs, as well as the interest on our lease financing obligations.

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

	Three Months Ended		Change
	September 30, 2010	September 30, 2009	Q3’10 vs. Q3’09
	(in thousands except percentages)
Interest expense	$4,945	$674	633.7%
As a percentage of revenues	0.9%	0.2%

The $4.3 million increase in interest expense was entirely attributable to the interest expense associated with our 8.50% senior notes.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

	Nine Months Ended		Change
	September 30, 2010	September 30, 2009	YTD ‘10 vs. YTD ‘09
	(in thousands except percentages)
Interest expense	$14,797	$2,018	633.3%
As a percentage of revenues	0.9%	0.2%

The $12.8 million increase in interest expense was entirely attributable to the interest expense associated with our 8.50% senior notes.

Three months ended September 30, 2010 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	September 30, 2010	June 30, 2010	Q3’10 vs. Q2’10
	(in thousands except percentages)
Interest expense	$4,945	$4,893	1.1%
As a percentage of revenues	0.9%	0.9%

Interest expense for the three months ended September 30, 2010 was relatively flat as compared to the three months ended June 30, 2010.

Income Taxes

Three months ended September 30, 2010 as compared to the three months ended September 30, 2009

	Three Months Ended		Change
	September 30, 2010	September 30, 2009	Q3’10 vs. Q3’09
	(in thousands, except percentages)
Provision for income taxes	$27,442	$20,330	35.0%
Effective tax rate	42.0%	40.3%

Our effective tax rate for the third quarter of 2010 was 42.0% and differed from the federal statutory rate due primarily to state taxes. The increase in our effective tax rate was primarily attributable to a discrete detriment consisting of a write-down of certain deferred tax assets.

Nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009

	Nine Months Ended		Change
	September 30, 2010	September 30, 2009	YTD’10 vs. YTD’09
	(in thousands, except percentages)
Provision for income taxes	$79,379	$55,909	42.0%
Effective tax rate	41.1%	39.7%

Our effective tax rate for the nine months ended September 30, 2010 was 41.1% and differed from the federal statutory rate due primarily to state taxes. The increase in our effective tax rate was primarily attributable to a discrete detriment consisting of a write-down of certain deferred tax assets.

Three months ended September 30, 2010 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	September 30, 2010	June 30, 2010	Q3’10 vs. Q2’10
	(in thousands, except percentages)
Provision for income taxes	$27,442	$29,851	(8.1)%
Effective tax rate	42.0%	40.7%

The increase in our effective tax rate for the three months ended September 30, 2010 as compared to the three months ended June 30, 2010 was primarily attributable to a discrete detriment consisting of a write-down of certain deferred tax assets.

Liquidity and Capital Resources

Our primary source of liquidity has been cash generated from operations. Additionally, in November 2009, we issued $200 million of our 8.50% senior notes due in 2017. Our primary uses of cash include payroll related expenses, shipping and packaging expenses and marketing, our stock repurchase programs, the acquisition and licensing of content, and capital expenditures related to information technology and automation equipment. We expect to continue to make substantial investments to obtain content, and in particular expect to increase spending associated with streaming content. These investments could impact our liquidity and in particular our operating cash flows.

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

On June 11, 2010, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase $300 million of our common stock through the end of 2012. As of September 30, 2010, we have purchased approximately $59.4 million of our common stock under this program. The timing and actual number of shares repurchased will depend on various factors, including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

The following table highlights selected measures of our liquidity and capital resources (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net cash provided by operating activities	$42,227	$78,311	$179,684	$219,246
Net cash (used in) provided by investing activities	(5,606)	15,590	(57,898)	(92,827)
Net cash used in financing activities	(30,840)	(125,655)	(142,902)	(210,583)

Operating Activities

Cash provided by operating activities decreased $36.1 million or 46.1% during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, primarily due to increased spending for content acquisition and licensing other than DVD content library of $95.8 million. This increase was coupled with increased content delivery expenses of $18.4 million primarily resulting from higher costs associated with our use of third party delivery networks to deliver streaming content and a 9.2% increase in the number of DVDs mailed to subscribers, increased advertising and payments to our affiliates of $13.8 million, increased payroll expenses of $10.1 million due to a 11% increase in employees, increased fulfillment expenses of $9.9 million, and increased current tax provision of $7.1 million. The increase in these expenses was partially offset by an increase in subscription revenues of $130.1 million resulting from a 43.5% increase in the average number of paying subscribers.

Cash provided by operating activities decreased by $39.6 million or 18.0% during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 primarily due to increased spending for content acquisition and licensing other than DVD content library of $153.3 million. This increase was coupled with increased content delivery expenses of $66.9 million primarily resulting from higher costs associated with our use of third party delivery networks to deliver streaming content and an 11.1% increase in the number of DVDs mailed to subscribers, increased advertising and payments to our affiliates of $46.1 million, increased payroll expenses of $26.1 million due to a 13% increase in employees, increased fulfillment expenses of $23.3 million, and increased current tax provision of $23.5 million. The increase in these expenses was partially offset by an increase in subscription revenues of $341.0 million resulting from a 38.0% increase in the average number of paying subscribers.

Investing Activities

During the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, cash used in investing activities increased $21.2 million primarily due to a $45.2 million decrease in the proceeds from the sales and maturities of available-for-sale securities. This decrease was partially offset by a $16.4 million decrease in acquisitions of DVD content library, as more DVDs were obtained through revenue sharing agreements in the third quarter of 2010 as compared to the same prior year period, and a $5.6 million decrease in purchases of available-for-sale securities.

During the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, cash used in investing activities decreased $34.9 million primarily due to a $45.0 million decrease in acquisitions of DVD content library, as more DVDs were obtained through revenue sharing agreements as compared to the same prior year period, coupled with a $29.0 million decrease in the purchases of available-for-sale securities. This decrease was partially offset by a $46.3 million decrease in proceeds from the sales and maturities of available-for-sale securities.

Financing Activities

During the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, cash used in financing activities decreased $94.8 million primarily due to a decrease in repurchases of our common stock of $72.3 million coupled with a $14.5 million increase in the excess tax benefits from stock-based compensation and an $8.2 million increase in proceeds from the issuance of common stock.

During the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009, cash used in financing activities decreased $67.7 million primarily due to a decrease in repurchases of our common stock of $34.7 million coupled with a $25.6 million increase in the excess tax benefits from stock-based compensation and a $7.9 million increase in proceeds from the issuance of common stock.

Free Cash Flow

We define free cash flow as cash provided by operating and investing activities excluding the non-operational cash flows from purchases and sales of short-term investments and cash flows from investment in business. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, repurchase our stock, and for certain other activities. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. The following table reconciles net cash provided by operating activities, a GAAP financial measure, to free cash flow, a non-GAAP financial measure (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	$42,227	$78,311	$179,684	$219,246
Acquisition of DVD content library	(29,900)	(46,273)	(90,993)	(135,996)
Purchases of property and equipment	(7,342)	(9,994)	(19,406)	(23,499)
Acquisition of intangible assets	(375)	—	(505)	(200)
Proceeds from sale of DVDs	3,109	3,345	10,908	7,230
Other assets	48	134	(114)	143

Non-GAAP free cash flow	$7,767	$25,523	$79,574	$66,924

Free cash flow for the three months ended September 30, 2010 decreased by $17.8 million as compared the same period in prior year. The decrease is primarily due to changes in cash flow from operations.

Free cash flow for the nine months ended September 30, 2010 increased by $12.7 million as compared the same period in prior year. The increase is primarily due to lower additions to our DVD content library and lower capital expenditures coupled with an increase in the proceeds received from the sale of previously viewed DVDs. These increases in net cash flow were offset by changes in cash flow from operations.

Contractual Obligations

For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of September 30, 2010. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at September 30, 2010 (in thousands):

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
8.50% senior notes	$327,500	$17,000	$34,000	$34,000	$242,500
Operating lease obligations	46,674	12,639	19,147	10,467	4,421
Lease financing obligations (1)	24,596	4,160	7,684	5,886	6,866
Content obligations	1,409,248	547,575	586,068	275,605	—
Other purchase obligations	109,222	93,737	10,860	4,625	—

Total	$1,917,240	$675,111	$657,759	$330,583	$253,787

(1)	In the first quarter of 2010, we extended the facilities leases for the Los Gatos buildings. See note 9 to the consolidated financial statements for further discussion of our lease financing obligations.

As of September 30, 2010, we had gross unrecognized tax benefits of $15.5 million. We are currently under examination in California for years 2006 and 2007. It is reasonably possible that the liability associated with our unrecognized tax benefits will increase or decrease within the next twelve months. These changes may be the result of ongoing audits. At this time, an estimate of the range of reasonably possible outcomes, including the timing of such payments cannot be made. Therefore, potential payments are not included in the above contractual obligations table.

We also have certain license agreements with studios that include a maximum number of titles that we may or may not receive in the future. Access to these titles is based on the discretion of the studios and, as such, we may not receive these titles. If we did receive access to the maximum number of titles, we would incur up to an additional $21.6 million in commitments.

We have entered into an agreement under which we have the obligation to pay license fees in exchange for certain qualifying titles that are released theatrically in the United States from 2010 through 2018, subject to certain minimum and maximum requirements. The license fees are based on the number of titles received and domestic theatrical exhibition receipts of titles. As these titles have not yet been released in theatres, we are unable to estimate the amounts to be paid under this arrangement and accordingly such amounts are not reflected in the above contractual obligations table. However, such amounts are expected to be significant.

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

Indemnification

The information set forth under Note 9 in the notes to the consolidated financial statements under the caption “Indemnification” is incorporated herein by reference

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2010, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2009, that are of significance, or potential significance, to us.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 9 in the notes to consolidated financial statements under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 except for the following additional Risk Factor:

We could be subject to economic, political, regulatory and other risks arising from our international operations.

We recently launched a streaming only subscription service in Canada and anticipate further international expansion. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from and incremental to from those in the United States. In addition to the risks that we face in the United States our international operations involve risks that could adversely affect our business, including:

•	the need to adapt our content and user interfaces for specific cultural and language differences;

•	difficulties and costs associated with staffing and managing foreign operations;

•	management distraction;

•	political or social unrest and economic instability;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•	unexpected changes in regulatory requirements;

•	less favorable foreign intellectual property laws;

•	adverse tax consequences;

•	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

•	profit repatriation and other restrictions on the transfer of funds;

•	new and different sources of competition;

•	different and more stringent user protection, data protection, privacy and other laws; and

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion.

Our failure to manage any of these risks successfully could harm our future international operations and our overall business, and results of our operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended September 30, 2010 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
July 1, 2010 – July 31, 2010	505,000	$110.96	505,000	$243,156,820
August 1, 2010 – August 31, 2010	25,000	100.85	25,000	240,635,672
September 1, 2010 – September 30, 2010	—	—	—	240,635,672

Total	530,000	$110.48	530,000	240,635,672

(1)	On June 11, 2010, the Company announced that its Board of Directors authorized a stock repurchase plan that enables the Company to repurchase up to $300 million of its common stock through the end of 2012. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on July 27, 2010, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009, (ii) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2010 and 2009 and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.

Dated: October 25, 2010	By:	/S/ REED HASTINGS
Reed Hastings
Chief Executive Officer (Principal executive officer)

Dated: October 25, 2010	By:	/S/ BARRY MCCARTHY
Barry McCarthy
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed with the SEC on July 27, 2010, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009, (ii) Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009, (iii) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2010 and 2009 and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.