Form 10-K
period 2010-12-31
NETFLIX INC
filed 2011-02-18
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

As of June 30, 2010, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $4,018,312,143. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 31, 2011, there were 52,890,638 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for Registrant’s 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; the growth of Internet delivery of content; the market opportunity for streaming content; our advantage of focus within the subscription segment of the entertainment video market; gross margin; liquidity; revenue per average paying subscriber; impacts relating to our pricing strategy; our content library investments; significance of future contractual obligations; international expansion; and, our stock-based compensation expense for 2011. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: “Risk Factors” section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.	Business

About us

With 20 million subscribers as of December 31, 2010, Netflix Inc. (“Netflix”, “the Company”, “we”, or “us”) is the world’s leading Internet subscription service for enjoying TV shows and movies. Our subscribers can instantly watch unlimited TV shows and movies streamed over the Internet to their TVs, computers and mobile devices and, in the United States, subscribers can also receive standard definition DVDs, and their high definition successor, Blu-ray discs (collectively referred to as “DVD”), delivered quickly to their homes.

Our core strategy is to grow our streaming subscription business within the United States and globally. We are continuously improving the customer experience, with a focus on expanding our streaming content, enhancing our user interfaces and extending our streaming service to even more Internet-connected devices, while staying within the parameters of our operating margin targets.

By continuously improving the customer experience, we believe we drive additional subscriber growth in the following ways:

•	Additional subscriber growth enables us to obtain more content, which in turn drives more subscriber growth.

•	Additional subscriber growth leads to greater word-of-mouth promotion of our service, which in turn leads to more subscriber growth at an increasingly cost-effective marketing spend.

•	Additional subscriber growth enables us to invest in further improvements to our service offering, which in turn leads to more subscriber growth.

Our business has and continues to evolve rapidly. In 2010, we passed a significant milestone with the majority of our subscribers viewing more of their TV shows and movies via streaming than by DVD. Going forward, we expect we will be primarily a global streaming business, with the added feature of DVDs-by-mail in the U.S. We believe delivery of entertainment video over the Internet will be a very large global market opportunity, and that our focus on one segment of that market—consumer-paid, commercial-free streaming subscription of TV shows and movies—will enable us to continue to grow rapidly and profitably.

Competition

The market for entertainment video is intensely competitive and subject to rapid change. New competitors may be able to launch new businesses at relatively low cost. Many consumers maintain simultaneous relationships with multiple entertainment video providers and can easily shift spending from one provider to another. Our principal competitors include:

•

Multichannel video programming distributors (MVPDs) with free TV Everywhere and VOD (video-on-demand) content including cable providers, such as Time Warner and Comcast; direct broadcast satellite providers, such as DIRECTV and Echostar; and telecommunication providers such as AT&T and Verizon;

•	Internet movie and TV content providers, such as Apple’s iTunes, Amazon.com, Hulu.com and Google’s YouTube;

•	DVD rental outlets and kiosk services, such as Blockbuster and Redbox;

•	Entertainment video retailers, such as Best Buy, Wal-Mart and Amazon.com.

Operations

We obtain content from various studios and other content providers through fixed-fee licenses, revenue sharing agreements and direct purchases. We market our service through various channels, including online advertising, broad-based media, such as television and radio, as well as various strategic partnerships. In connection with marketing the service, we offer free-trial memberships to new and certain rejoining members. Rejoining members are an important source of subscriber additions. We utilize the services of third-party cloud computing providers, more specifically, Amazon Web Services, as well as content delivery networks such as Level 3 Communications, to help us efficiently stream TV shows and movies. We also ship and receive DVDs in the United States from a nationwide network of shipping centers.

Segments

We derive revenues from monthly subscription fees in our two segments, United States and International. In September 2010, we began international operations by offering an unlimited streaming plan without DVDs in Canada. We anticipate further international expansion to additional markets in the second half of 2011. We currently generate substantially all our revenues in the United States and hold all our long lived assets in the United States.

Seasonality

Our subscriber growth exhibits a seasonal pattern that reflects variations in when consumers buy Internet-connected devices and when they tend to increase video watching. As a consequence, subscriber growth is generally greatest in our fourth and first quarters (October through March), slowing in our second quarter (April through June) and then accelerating in our third quarter (July through September). Additionally, the variable expenses associated with shipments of DVDs are impacted by the seasonal nature of the DVD release of movies.

Intellectual Property

We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as important to our success. We use a combination of patent, trademark, copyright and trade secret laws and confidential agreements to protect our proprietary intellectual property. Our ability to protect and enforce our intellectual property rights is subject to certain risks and from time to time we encounter disputes over rights and obligations concerning intellectual property. We cannot provide assurance that we will prevail in any intellectual property disputes.

Employees

As of December 31, 2010, we had 2,180 full-time employees. We also utilize part-time and temporary employees, primarily in our DVD fulfillment operations, to respond to the fluctuating demand for DVD shipments. As of December 31, 2010, we had 2,149 part-time and temporary employees. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Our investor relations Web site is located at http://ir.netflix.com. We intend to use our investor relations Web site as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor this portion of the Netflix Web site, in addition to following press releases, SEC filings and public conference calls and webcasts. We also make available, free of charge, on our investor relations Web site under “SEC Filings,” our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the Securities and Exchange Commission.

Item 1A.	Risk Factors

If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

If our efforts to attract and retain subscribers are not successful, our business will be adversely affected.

We have experienced significant subscriber growth over the past several years. Our ability to continue to attract subscribers will depend in part on our ability to consistently provide our subscribers with a valuable and quality experience for selecting and viewing TV shows and movies. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain subscribers. Competitors include MVPDs with free TV Everywhere and VOD content, Internet movie and TV content providers, including both those that provide legal and illegal (or pirated) entertainment video content, entertainment video retail stores and DVD rental outlets and kiosk services. If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing services that are not favorably received by them, we may not be able to attract subscribers. In addition, many of our subscribers are rejoining our service or originate from word-of-mouth advertising from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract subscribers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Subscribers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, availability of content is limited, DVD delivery takes too long, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new subscribers both to replace subscribers who cancel and to grow our business beyond our current subscriber base. If too many of our subscribers cancel our service, or if we are unable to attract new subscribers in numbers sufficient to grow our business, our operating results will be adversely affected. If we are unable to successfully compete with current and new competitors in both retaining our existing subscribers and attracting new subscribers, our business will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers.

If we are unable to compete effectively, our business will be adversely affected.

The market for entertainment video is intensely competitive and subject to rapid change. New technologies and evolving business models for delivery of entertainment video continue to develop at a fast pace. The growth of Internet-connected devices, including television sets, Blu-ray players and mobile devices has increased the consumer acceptance of Internet delivery of entertainment video. Through these new and existing distribution channels, consumers are afforded various means for consuming entertainment video. The various economic models underlying these differing means of entertainment video delivery include subscription, pay-per-view, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Several competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing. New entrants may enter the market with unique service offerings or approaches to providing entertainment video and other companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully or profitably compete with current and new competitors, programs and technologies, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

Changes in consumer viewing habits, including more widespread usage of TV Everywhere, VOD or other similar on demand methods of entertainment video consumption could adversely affect our business.

The manner in which consumers view entertainment video is changing rapidly. Digital cable, wireless and Internet content providers are continuing to improve technologies, content offerings, user interface, and business models that allow consumers to access entertainment video on demand with interactive capabilities including start, stop and rewind. The devices through which entertainment video can be consumed are also changing rapidly. Today, content from cable service providers may be viewed on laptops and content from Internet content providers may be viewed on televisions. Although we provide our own Internet-based delivery of content allowing our subscribers to stream certain TV shows and movies to their Internet-connected televisions and other devices, if other providers of entertainment video address the changes in consumer viewing habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected.

If we are not able to manage our growth, our business could be adversely affected.

We have expanded rapidly since we launched our Web site in April 1998. We are currently engaged in an effort to expand our operations internationally, grow our streaming service with new content and across more devices, as well as continue to operate our DVD service within the United States. Many of our systems and operational practices were implemented when we were at a smaller scale of operations and solely focused on domestic DVD operations. As we undertake all these changes, if we are not able to manage the growing complexity of our business, including improving, refining or revising our legacy systems and operational practices, our business may be adversely affected.

If the market segment for consumer paid commercial free Internet streaming of TV shows and movies saturates, our business will be adversely affected.

The market segment for consumer paid commercial free Internet streaming of TV shows and movies has grown significantly. Much of the increasing growth can be attributed to the ability of our subscribers to stream TV shows and movies on their TVs, computers and mobile devices. A decline in our rate of growth could indicate that the market segment for online subscription-based entertainment video is beginning to saturate. While we believe that this segment will continue to grow for the foreseeable future, if this market segment were to saturate, our business would be adversely affected.

If our efforts to build strong brand identity and improve subscriber satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our operating results may be adversely affected.

We must continue to build and maintain strong brand identity. We believe that strong brand identity will be important in attracting subscribers who may have a number of choices from which to obtain entertainment video. If our efforts to promote and maintain our brand are not successful, our operating results and our ability to attract subscribers may be adversely affected. From time to time, our subscribers express dissatisfaction with our service, including among other things, our title availability, inventory allocation, delivery processing and service interruptions. Furthermore, third-party devices that enable instant streaming of TV shows and movies from Netflix may not meet consumer expectations. To the extent dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted and our ability to attract and retain subscribers may be adversely affected. With respect to our planned international expansion, we will also need to establish our brand and to the extent we are not successful, our business in new markets would be adversely impacted.

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

We may not be able to continue to support the marketing of our service by current means if such activities are no longer available to us, become cost prohibitive or are adverse to our business. If companies that currently promote our service decide that we are negatively impacting their business, that they want to compete more directly with our business or enter a similar business or decide to exclusively support our competitors, we may no longer be given access to such marketing channels. In addition, if ad rates increase, we may curtail marketing expenses or otherwise experience an increase in our cost per subscriber. Laws and regulations impose restrictions on the use of certain channels, including commercial e-mail and direct mail. We may limit or discontinue use or support of e-mail and other activities if we become concerned that subscribers or potential subscribers deem such activities intrusive, which could affect our goodwill or brand. If the available marketing channels are curtailed, our ability to attract new subscribers may be adversely affected.

The increasingly long-term and fixed-cost nature of our content acquisition licenses may adversely affect our financial condition and future financial results.

In connection with obtaining content, particularly for streaming content, we typically enter into multi-year, fixed-fee licenses with studios and other distributors. As of December 31, 2010, we had over $1.2 billion in such contractual commitments covering payments due over the next several years. Furthermore, we plan on increasing the level of committed content licensing in anticipation of our service and subscriber base continuing to grow. To the extent subscriber and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of these content licensing commitments and our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate could be limited.

If we become subject to liability for content that we distribute through our service, our results of operations would be adversely affected.

As a distributor of content, we face potential liability for negligence, copyright, patent or trademark infringement or other claims based on the nature and content of materials that we distribute. We also may face potential liability for content uploaded from our users in connection with our community-related content or movie reviews. If we become liable, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our results of operations. We cannot assure that we are insured or indemnified to cover claims of these types or liability that may be imposed on us.

If studios and other content distributors refuse to license streaming content to us upon acceptable terms, our business could be adversely affected.

Streaming content over the Internet involves the licensing of rights which are separate from and independent of the rights we acquire when obtaining DVD content. Our ability to provide our subscribers with content they can watch instantly therefore depends on studios and other content distributors licensing us content specifically for Internet delivery. The license periods and the terms and conditions of such licenses vary. If the studios and other content distributors change their terms and conditions or are no longer willing or able to license us content, our ability to stream content to our subscribers will be adversely affected. Unlike DVD, streaming content is not subject to the First Sale Doctrine. As such, we are completely dependent on the studio or other content distributor to license us content in order to access and stream content. Many of the licenses provide for the studios or other content distributor to withdraw content from our service relatively quickly. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. In addition, the studios and other content distributors have great flexibility in licensing content. They may elect to license content exclusively to a particular provider or otherwise limit the types of services that can deliver streaming content. For example, HBO licenses content from studios like Warner Bros. and the license provides HBO with the exclusive right to such content against other subscription services, including Netflix. As such, Netflix cannot license certain Warner Bros. content for delivery to its subscribers while Warner Bros. may nonetheless license the same content to transactional VOD providers. If we are unable to secure and maintain rights to streaming content or if we cannot otherwise obtain such content upon terms that are acceptable to us, our ability to stream TV shows and movies to our subscribers will be adversely impacted, and our subscriber acquisition and retention could also be adversely impacted. As streaming content license agreements expire, we must renegotiate new terms which may not be favorable to us. If this happens, the cost of obtaining content could increase and our margins may be adversely affected. As we grow, we are able to spend an increasingly larger amount for the licensing of streaming content. We believe that the streaming content we make available to our subscribers is sufficiently diversified, such that we will not be forced to pay licensing fees for content in excess of our desired operational margins. We believe that any failure to secure content will manifest in lower subscriber acquisition and retention and not in materially reduced margins. Nonetheless, given the multiple-year duration and largely fixed nature of content licenses, if we do not experience subscriber acquisition and retention as forecasted, our margins may be impacted by these fixed content licensing costs. During the course of our license relationship, various contract administration issues can arise. To the extent that we are unable to resolve any of these issues in an amicable manner, our relationship with the studios and other content distributors or our access to content may be adversely impacted.

We rely upon a number of partners to offer instant streaming of content from Netflix to various devices.

We currently offer subscribers the ability to receive streaming content through their PCs, Macs and other Internet-connected devices, including Blu-ray players and TVs, digital video players, game consoles and mobile devices. We intend to continue to broaden our capability to instantly stream TV shows and movies to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our business could be adversely impacted. Our agreements with our consumer electronics partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, a number our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us. Furthermore, devices are manufactured and sold by entities other than Netflix and while these entities should be responsible for the devices’ performance, the connection between these devices and Netflix may nonetheless result in consumer dissatisfaction toward Netflix and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices. If partners do not update or otherwise modify their devices, our service and our subscribers use and enjoyment could be negatively impacted.

If the popularity of the DVD format continues to slow or if the retail sales prices of DVDs decline, our business could be adversely affected.

Although the growth of DVD sales continues to slow, we believe that the DVD will continue to be a valuable consumer proposition and studio profit center for the next several years. As DVD sales begin to decline, studios and other resellers may significantly lower prices to encourage consumers to continue to utilize the format. Unless we are successful at retaining our subscribers with our streaming offerings, a decline in the popularity of the DVD as indicated by declining sales or a reduction in price leading to consumers purchasing instead of using our service, could result in our business could be adversely affected.

If U.S. Copyright law were altered to amend or eliminate the First Sale Doctrine or if studios were to release or distribute titles on DVD in a manner that attempts to circumvent or limit the affects of the First Sale Doctrine, our business could be adversely affected.

Under U.S. Copyright Law, once a copyright owner sells a copy of his work, the copyright owner relinquishes all further rights to sell or otherwise dispose of that copy. While the copyright owner retains the underlying copyright to the expression fixed in the work, the copyright owner gives up his ability to control the fate of the work once it had been sold. As such, once a DVD is sold into the market, those obtaining the DVD are permitted to re-sell it, rent it or otherwise dispose of it. If Congress or the courts were to change or substantially limit this First Sale Doctrine, our ability to obtain content and then rent it could be adversely affected. By way of example, the Court of Appeals for the 9th Circuit recently ruled that the First Sale Doctrine did not apply to sales of software that contained contractual limitations on resales. To the extent such a ruling were extended to DVD sales, our ability to obtain content for subsequent rental could be adversely impacted. Likewise, if content providers agree to limit the sale or distribution of their content in ways that try to limit the affects of the First Sale Doctrine, our business could be adversely affected. For example, we have entered into agreements with several studios to delay the availability of new release DVDs for rental for a brief period of time following the DVDs release to the retail market and, in connection therewith, these studios have prohibited certain of their wholesalers from selling DVDs to us prior to such availability. Furthermore, certain content owners, from time to time, have established exclusive rental windows with particular outlets. This happened in late 2006 and again in late 2007 when Blockbuster announced arrangements with certain content owners pursuant to which Blockbuster would receive content on DVDs for rental exclusively by Blockbuster. To the extent content is to be distributed exclusively and not to retail vendors or distributors, we could be prevented from obtaining such content, and those or our competitors who access such content could enjoy a corresponding competitive advantage. To the extent the content is also sold to retail vendors or distributors, under current law, we would not be prohibited from obtaining and renting such content pursuant to the First Sale Doctrine. Nonetheless, to the extent content owners do not distribute to us directly or through their wholesalers or otherwise establish exclusive rental windows, it will impact our ability to obtain such content in the most efficient manner and, in some cases, in sufficient quantity to satisfy demand. If such arrangements were to become more commonplace or if additional impediments to obtaining content were created, our ability to obtain content could be impacted and our business could be adversely affected.

Increased availability of new releases of entertainment video to other distribution channels prior to, or on parity with, the release on DVD, coupled with delayed availability of such DVDs through our service, could adversely affect our business.

Except for theatrical release, DVDs currently enjoy a competitive advantage over other distribution channels, such as pay-per-view and VOD, because of the early distribution window on the DVD format. The window for new releases on DVD is generally exclusive against other forms of non-theatrical movie distribution, such as pay-per-view, Internet delivery, premium TV, basic cable and network and syndicated TV. The length of the exclusive window for movie rental and retail sales varies and the order, length and exclusivity of each window for each distribution channel are determined solely by the studio releasing the title. Over the past several years, the major studios have shortened the release windows and have increasingly made new release movies available simultaneously on DVD and VOD. If other distribution channels were to receive priority over, or parity with, DVD, coupled with delayed availability of such DVD through our service, our subscribers might find these other distribution channels of more value than our service and our business could be adversely affected.

Delayed availability of new release DVDs for rental could adversely affect our business.

Our licensing agreements with several studios require that we do not rent new release DVDs until some period of time, typically twenty-eight days- after such DVDs are first made available for retail sale. These agreements provide us with less expensive content as well as deeper copy depth than we might otherwise have absent the delay, thus improving both our business and consumer experience. While several competitors have used the delayed availability of DVD content through our service to differentiate their own services, we do not believe that this delayed availability has materially impacted our subscriber growth or satisfaction. Nonetheless, it is possible that the delay in obtaining new release content could impact consumer perception of our service or otherwise negatively impact subscriber satisfaction. Furthermore, if the studios were to increase the period of delay, which some studios have suggested, we may yet experience these impacts, in which case our business could be adversely impacted.

We could be subject to increased costs arising from our acquisition of DVD content and our subscribers’ demand for DVD titles that could adversely affect our operations and financial performance

We obtain DVDs through a mix of revenue sharing agreements and direct purchases. The type of agreement we utilize to acquire DVD content depends on the economic terms we can negotiate as well as studio preferences. If we are unable to negotiate favorable terms to acquire the DVDs our operating margins may be adversely affected. Furthermore, during the course of our agreements, various contract administration issues can arise. To the extent that we are unable to resolve any of these issues in an amicable manner, our relationship with the studios and distributors or our access to content may be adversely impacted. Direct purchase of DVDs requires us to be able to accurately forecast demand in order to ensure that we have enough copies of a title to satisfy but not exceed demand so that our subscriber satisfaction is not negatively impacted. However, if we purchase excess copies of title or experience an increase in usage of a title without a corresponding increase in subscriber retention and growth, our content and fulfillment costs will increase disproportionately to revenues thus adversely affecting our operating results. Our content costs as a percentage of revenues can also increase if our subscribers select titles that were acquired under more expensive revenue share arrangements more often than they select other titles acquired through direct purchase or lower cost revenue share arrangements.

Any significant disruption in our computer systems or those of third-parties that we utilize in our operations could result in a loss or degradation of service and could adversely impact our business.

Subscribers and potential subscribers access our service through our Web site or their TVs, computers or mobile devices. Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance of our computer systems and those of third-parties that we utilize in our operations. Interruptions in these systems, or with the Internet in general, including discriminatory network management practices, could make our service unavailable or degraded or otherwise hinder our ability to deliver streaming content or fulfill DVD selections. From time to time, we experience service interruptions and have voluntarily provided affected subscribers with a credit during periods of extended outage. Much of our software is proprietary, and we rely on the expertise of our engineering and software development teams for the continued performance of our software and computer systems. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our subscription service to existing and potential subscribers.

Our servers and those of third-parties we use in our operations are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions, which could lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Our Web site periodically experiences directed attacks intended to cause a disruption in service. Any attempts by hackers to disrupt our service or our internal systems, if successful, could harm our business, be expensive to remedy and damage our reputation. Our insurance does not cover expenses related to attacks on our Web site or internal systems. Efforts to prevent hackers from entering our computer systems are expensive to implement and may limit the functionality of our services. Any significant disruption to our service or internal computer systems could result in a loss of subscribers and adversely affect our business and results of operations.

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party Web hosting provider. In addition, we utilize third-party Internet-based or “cloud” computing services in connection with our business operations. We also utilize third-party content delivery networks to help us stream TV shows and movies in high volume to Netflix subscribers over the Internet. Problems faced by our third-party Web hosting, cloud computing, or content delivery network providers, including technological or business-related disruptions, could adversely impact the experience of our subscribers. In addition, fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and hardware or cause them to fail completely. As we do not maintain entirely redundant systems, a disrupting event could result in prolonged downtime of our operations and could adversely affect our business.

We rely upon Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of the Amazon Web Services operation would impact our operations and our business would be adversely impacted.

Amazon Web Services, or AWS, provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the majority of our computing at AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. While the retail side of Amazon may compete with us, we do not believe that Amazon will use the AWS operation in such a manner as to gain competitive advantage against our service.

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

We rely heavily on our proprietary technology to stream TV shows and movies and to manage other aspects of our operations, including processing delivery and return of our DVDs to our subscribers, and the failure of this technology to operate effectively could adversely affect our business.

We continually enhance or modify the technology used for our operations. We cannot be sure that any enhancements or other modifications we make to our operations will achieve the intended results or otherwise be of value to our subscribers. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to maintain and enhance our technology to manage the streaming of TV shows and movies to our subscribers in a timely and efficient manner and/or the processing of DVDs among our shipping centers, our ability to retain existing subscribers and to add new subscribers may be impaired. In addition, if our technology or that of third-parties we utilize in our operations fails or otherwise operates improperly, our ability to retain existing subscribers and to add new subscribers may be impaired. Also, any harm to our subscribers’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

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

Increases in postage delivery rates could adversely affect our gross profit if we elect not to raise our subscription fees to offset the increase. The U.S. Postal Service increased the rate for first class postage on May 12, 2008 to 42 cents and again on May 11, 2009 to 44 cents. It is expected that the U.S. Postal Service will raise rates again in subsequent years in accordance with the powers given the U.S. Postal Service in connection with the 2007 postal reform legislation. The U.S. Postal Service continues to focus on plans to reduce its costs and make its service more efficient. If the U.S. Postal Service were to change any policies relative to the requirements of first-class mail, including changes in size, weight or machinability qualifications of our DVD envelopes, such changes could result in increased shipping costs or higher breakage for our DVDs, and our gross margin could be adversely affected. For example, the Office of Inspector General (“OIG”) at the U.S. Postal Service issued a report in November 2007 recommending that the U.S. Postal Service revise the machinability qualifications for first class mail related to DVDs or to charge DVD mailers who don’t comply with the new regulations a 17 cent surcharge on all mail deemed unmachinable. In addition, a by-mail game rental company filed a complaint with the Postal Regulatory Commission alleging that the U.S. Postal Service unreasonably discriminated against it in favor of Netflix and Blockbuster. To the extent this proceeding was to result in operational or regulatory changes impacting our mail processing, our gross margins and business operations could be adversely affected. Also, if the U.S. Postal Service curtails its services, such as by closing facilities or discontinuing or reducing Saturday delivery service, our ability to timely deliver DVDs could diminish, and our subscriber satisfaction could be adversely affected.

If government regulations relating to the Internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses.

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

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws limiting Internet neutrality, could decrease the demand for our subscription service and increase our cost of doing business. For example, in late 2010, the Federal Communications Commission adopted so-called net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks. The rules are likely to be subject to interpretation and legal challenge. To the extent, that these rules are interpreted to enable network operators to engage in discriminatory practices or are overturned by legal challenge, our business could be adversely impacted. As we expand internationally, government regulation concerning the Internet, and in particular, network neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.

We rely upon the ability of consumers to access our service through the Internet. To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our subscriber acquisition and retention could be negatively impacted. For example, in late 2010, Comcast informed Level 3 Communications that it would require Level 3 to pay for the ability to access Comcast’s network. Given that much of the traffic being requested by Comcast customers is Netflix data stored with Level 3, many commentators have looked to this situation as an example of Comcast either discriminating against Netflix traffic or trying to increase Netflix’s operating costs. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.

Most network operators that provide consumers with access to the Internet also provide these consumers with multichannel video programming. As such, companies like Comcast, Time Warner Cable and Cablevision have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. While we believe that consumer demand, regulatory oversight and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours, our business could be negatively impacted.

Privacy concerns could limit our ability to leverage our subscriber data and our disclosure of or unauthorized access to subscriber data could adversely impact our business and reputation.

In the ordinary course of business and in particular in connection with merchandising our service to our subscribers, we collect and utilize data supplied by our subscribers. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws, that limit our ability to use collected data, could have an adverse effect on our business. In addition, if unauthorized access to our subscriber data were to occur or if we were to disclose data about our subscribers in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results.

Our reputation and relationships with subscribers would be harmed if our subscriber data, particularly billing data, were to be accessed by unauthorized persons.

We maintain personal data regarding our subscribers, including names and, in many cases, mailing addresses. With respect to billing data, such as credit card numbers, we rely on licensed encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our subscribers’ data. If, despite these measures, we, or our payment processing services, experience any unauthorized intrusion into our subscribers’ data, current and potential subscribers may become unwilling to provide the information to us necessary for them to become subscribers, we could face legal claims, and our business could be adversely affected. Similarly, if a well-publicized breach of the consumer data security of any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions which could adversely affect our business.

In addition, we do not obtain signatures from subscribers in connection with the use of credit cards by them. Under current credit card practices, to the extent we do not obtain cardholders’ signatures, we are liable for fraudulent credit card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent credit cards are used on our Web site to obtain service and access our DVD inventory and streaming. Typically, these credit cards have not been registered as stolen and are therefore not rejected by our automatic authorization safeguards. While we do have a number of other safeguards in place, we nonetheless experience some loss from these fraudulent transactions. We do not currently carry insurance against the risk of fraudulent credit card transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third- parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings. We have filed and from time to time we expect to file for trademark and patent applications. Nevertheless, these applications may not be approved, third-parties may challenge any patents issued to or held by us, third-parties may knowingly or unknowingly infringe our patents, trademarks and other proprietary rights, and we may not be able to prevent infringement without substantial expense to us. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace, and our ability to attract subscribers may be adversely affected.

Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our Web site, streaming technology, our recommendation and merchandising technology, title selection processes and marketing activities.

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content on our Web site. We use the intellectual property of third-parties in merchandising our products and marketing our service through contractual and other rights. From time to time, third-parties allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the Internet. We have not searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current Web site, streaming technology, our recommendation and merchandising technology or inability to market our service or merchandise our products. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.

If we are unable to protect our domain names, our reputation and brand could be adversely affected.

We currently hold various domain names relating to our brand, including Netflix.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our Web site and our service. The acquisition and maintenance of domain names generally are regulated by governmental agencies and their designees. The regulation of domain names in the United States may change in the near future. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain relevant domain names. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. We may be unable, without significant cost or at all, to prevent third-parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.

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

In September 2010, we began international operations by offering an unlimited streaming plan without DVDs in Canada and we anticipate further international expansion. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States our international operations involve risks that could adversely affect our business, including:

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

As of December 31, 2010, we have $200 million in 8.50% senior notes outstanding. Risks relating to our long-term indebtedness include:

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

The agreements governing our indebtedness contain various covenants, including those that restrict our ability to, among other things:

•	Borrow money, and guarantee or provide other support for indebtedness of third-parties including guarantees;

•	Pay dividends on, redeem or repurchase our capital stock;

•	Make investments in entities that we do not control, including joint ventures;

•	Enter into certain asset sale transactions;

•	Enter into secured financing arrangements;

•	Enter into sale and leaseback transactions; and

•	Enter into unrelated businesses.

These covenants may limit our ability to effectively operate our businesses. Any failure to comply with the restrictions of any agreement governing our other indebtedness may result in an event of default under those agreements.

Risks Related to Our Stock Ownership

Our officers and directors and their affiliates will exercise control over Netflix.

As of December 31, 2010, our executive officers and directors and their immediate family members beneficially owned, in the aggregate, approximately 11% of our outstanding common stock and stock options that are exercisable within 60 days. In particular, Reed Hastings, our Chief Executive Officer, President and Chairman of the Board, beneficially owned approximately 5%. These stockholders may have individual interests that are different from other stockholders and will be able to exercise influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could delay or prevent someone from acquiring or merging with us.

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

Given the dynamic nature of our business, the current uncertain economic climate and the inherent limitations in predicting the future, forecasts of our revenues, gross margin, operating expenses, number of net additions and other financial and operating data may differ materially from actual results. Such discrepancies could cause a decline in the trading price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate. The following table sets forth the location, approximate square footage, lease expiration and the primary use of each of our principal properties:

Location	Estimated Square Footage	Lease Expiration Date	Primary Use
Los Gatos, California	210,000	March 2018	Corporate office, general and administrative, marketing and technology and development
Columbus, Ohio	90,000	August 2016	Receiving for the Company and storage center, processing and shipping center for the Columbus Area
Hillsboro, Oregon	49,000	April 2016	Customer service center
Beverly Hills, California	20,000	August 2015	Content acquisition, general and administrative

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has traded on the NASDAQ Global Select Market and its predecessor, the NASDAQ National Market, under the symbol “NFLX” since our initial public offering on May 23, 2002. The following table sets forth the intraday high and low sales prices per share of our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

	2010		2009
	High	Low	High	Low
First quarter	$75.65	$48.52	$44.42	$28.78
Second quarter	127.96	73.62	50.24	36.25
Third quarter	174.40	95.33	48.20	37.93
Fourth quarter	209.24	147.35	61.65	44.30

As of January 31, 2011, there were approximately 199 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

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

The following graph compares, for the five year period ended December 31, 2010, the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the S&P North American Technology Internet Index. The Company was added to the S&P 500 Index on December 18, 2010. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2005, December 31, 2006, December 31, 2007, December 31, 2008, December 31, 2009 and December 31, 2010. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the S&P North American Technology Internet Index, respectively, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance:

Item 6.	Selected Financial Data

The following selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

	Year ended December 31,
	2010	2009	2008	2007 (1)	2006
	(in thousands, except per share data)
Revenues	$2,162,625	$1,670,269	$1,364,661	$1,205,340	$996,660
Total cost of revenues	1,357,355	1,079,271	910,234	786,168	626,985
Operating income	283,641	191,939	121,506	91,773	65,218
Net income	160,853	115,860	83,026	66,608	48,839

Net income per share:
Basic	$3.06	$2.05	$1.36	$0.99	$0.78

Diluted	$2.96	$1.98	$1.32	$0.97	$0.71

Weighted-average shares outstanding:
Basic	52,529	56,560	60,961	67,076	62,577

Diluted	54,304	58,416	62,836	68,902	69,075

Notes:

(1)	Operating expenses for the year includes a one-time payment received in the amount of $7.0 million as a result of resolving a patent litigation with Blockbuster, Inc.

	As of December 31,
	2010	2009 (3)	2008	2007	2006
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$194,499	$134,224	$139,881	$177,439	$400,430
Short-term investments (2)	155,888	186,018	157,390	207,703	—
Working capital	252,388	183,577	142,908	223,518	234,582
Total assets	982,067	679,734	615,424	678,998	633,013
Long-term debt	200,000	200,000	—	—	—
Lease financing obligations, excluding current portion	34,123	36,572	37,988	35,652	23,798
Other non-current liabilities	69,201	16,583	14,264	4,629	1,761
Stockholders’ equity	290,164	199,143	347,155	429,812	413,618

(2)	Short-term investments are comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities.
(3)	Certain amounts as of December 31, 2009 have been reclassified to conform to the current period presentation.

	As of / Year Ended December 31,
	2010	2009	2008	2007	2006
	(in thousands, except subscriber acquisition cost)
Other Data:
Total subscribers at end of period	20,010	12,268	9,390	7,479	6,316
Gross subscriber additions during period	16,301	9,332	6,859	5,340	5,250
Net subscriber additions during period	7,742	2,878	1,911	1,163	2,137
Subscriber acquisition cost (4)	$18.03	$25.48	$29.12	$40.86	$42.94

(4)	Subscriber acquisition cost is defined as total marketing expenses divided by total gross subscriber additions during the period.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

With 20 million subscribers as of December 31, 2010, we are the world’s leading Internet subscription service for enjoying TV shows and movies. Our subscribers can instantly watch unlimited TV shows and movies streamed over the Internet to their TVs, computers and mobile devices and, in the United States, subscribers can also receive DVDs delivered quickly to their homes.

Our core strategy is to grow our streaming subscription business within the United States and globally. We are continuously improving the customer experience, with a focus on expanding our streaming content, enhancing our user interfaces, and extending our streaming service to even more Internet-connected devices, while staying within the parameters of our operating margin targets.

By continuously improving the customer experience, we believe we drive additional subscriber growth in the following ways:

•	Additional subscriber growth enables us to obtain more content, which in turn drives more subscriber growth.

•	Additional subscriber growth leads to greater word-of-mouth promotion of our service, which in turn leads to more subscriber growth at an increasingly cost-effective marketing spend.

•	Additional subscriber growth enables us to invest in further improvements to our service offering, which in turn leads to more subscriber growth.

The following represents our performance highlights for 2010, 2009 and 2008:

	2010	2009	2008
	(in thousands, except per share data)
Revenues	$2,162,625	$1,670,269	$1,364,661
Operating income	283,641	191,939	121,506
Net income	160,853	115,860	83,026
Net income per share—diluted	$2.96	$1.98	$1.32

Total subscribers at end of period	20,010	12,268	9,390

Net subscriber additions	7,742	2,878	1,911

The increase in total subscribers, as well as the acceleration in our net subscriber additions, has fueled the significant growth in our revenues. These increases are offset partially by a reduction in the average revenue per paying subscriber which reflects the popularity of our lower priced plans.

In 2010, we passed a significant milestone with the majority of our subscribers viewing more of their TV shows and movies via streaming than by DVD. Streaming hours are currently growing faster than DVD hours and while DVD shipments have grown 9.7% in 2010, we expect shipments will be flat to declining in future periods.

In September 2010, we began international operations by offering an unlimited streaming plan without DVDs in Canada. Substantially all of our revenues, operating income and net income are still generated in the United States; however initial results from our Canada expansion indicate positive operating margins may be achieved during 2011. As a result of this early success, we anticipate further international expansion into additional markets in the second half of 2011 and will manage our business going forward with two distinct operating segments: United States and International. In 2011 operating margins for the United States are expected to increase, while international operating margins are expected to be negative as we invest in our international operations.

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

	Year Ended December 31,
	2010	2009	2008
Revenues	100.0%	100.0%	100.0%
Cost of revenues:
Subscription	53.4	54.4	55.8
Fulfillment expenses	9.4	10.2	10.9

Total cost of revenues	62.8	64.6	66.7

Gross margin	37.2	35.4	33.3

Operating expenses:
Technology and development	7.6	6.9	6.6
Marketing	13.6	14.2	14.6
General and administrative	3.3	3.1	3.6
Gain on disposal of DVDs	(0.4)	(0.3)	(0.4)

Total operating expenses	24.1	23.9	24.4

Operating income	13.1	11.5	8.9
Other income (expense):
Interest expense	(0.9)	(0.4)	(0.2)
Interest and other income	0.2	0.4	0.9

Income before income taxes	12.4	11.5	9.6
Provision for income taxes	5.0	4.6	3.5

Net income	7.4%	6.9%	6.1%

Revenues

We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We record refunds to subscribers as a reduction of revenues. We currently generate substantially all of our revenues in the United States. In 2010, we began international operations by offering an unlimited streaming plan without DVDs in Canada. We anticipate further international expansion in the second half of 2011.

We offer subscription plans in the United States and Canada that allow our subscribers to instantly watch unlimited TV shows and movies streamed over the Internet to their TVs, computers and mobile devices. In the United States, we offer a variety of subscription plans that in addition to streaming, offer subscribers DVDs by mail. The price per plan varies based on the number of DVDs that a subscriber has out at any given point. As of December 31, 2010, approximately 85% of our subscriber base has chosen either the unlimited streaming plan without DVDs at $7.99 per month or a 1 or 2 DVD-out unlimited plan, which are priced at $9.99 and $14.99 per month, respectively. Customers electing access to high definition Blu-ray discs in addition to standard definition DVDs pay a surcharge ranging from $1 to $4 for our most popular plans.

The following table presents our year-end subscriber information:

	As of December 31,
	2010	2009	2008
	(in thousands, except percentages)
Free subscribers	1,742	376	226
As a percentage of total subscribers (1)	8.7%	3.1%	2.4%
Paid subscribers	18,268	11,892	9,164
As a percentage of total subscribers	91.3%	96.9%	97.6%
Total subscribers	20,010	12,268	9,390
Percentage change over prior period	63.1%	30.6%

(1)	The 5.6 percentage point increase in free subscribers as a percentage of total subscribers as of December 31, 2010 as compared to December 31, 2009 is due to the expanded use of our one month free trial subscriptions over the previously used two week free trials, as well as increased demand during the holiday season.

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages and average monthly revenue per paying subscriber)
Revenues	$2,162,625	$1,670,269	29.5%
Other data:
Average number of paying subscribers	14,786	10,464	41.3%
Average monthly revenue per paying subscriber	$12.19	$13.30	(8.3)%

The $492.4 million increase in our revenues was primarily a result of the 41.3% growth in the average number of paying subscribers arising from the continuous improvement to our customer experience which in turn, drives consumer awareness of our service benefits. This increase was offset in part by an 8.3% decline in average monthly revenue per paying subscriber, resulting from the continued growth in our lower priced subscription plans. The total number of average paying subscribers in our 1 and 2-out plans grew by 69.8% as compared to a 15.0% decline in all other plans during the year ended December 31, 2010. In the fourth quarter of 2010, when we introduced the unlimited streaming plan without DVDs, over one-third of new subscribers elected this option.

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

Until the average price paid by our new subscriber additions is equal to the average price paid by existing subscribers, our average monthly revenue per paying subscriber will continue to decline. We expect lower priced plans to continue to grow as a percentage of our subscriber base.

Cost of Revenues

Cost of Subscription

Cost of subscription revenues consists of expenses related to the acquisition and licensing of content, as well as content delivery costs related to providing streaming content and shipping DVDs to subscribers. Costs related to free-trial periods are allocated to marketing expenses.

Content acquisition and licensing expenses consist primarily of amortization of streaming content licenses, amortization of DVD library and revenue sharing expenses. We obtain content through streaming content license agreements, DVD direct purchases and DVD and streaming revenue sharing agreements with studios, distributors and other suppliers.

Content delivery expenses consist of the postage costs to mail DVDs to and from our paying subscribers, the packaging and label costs for the mailers and all costs associated with streaming content over the Internet. We utilize third-party content delivery networks to help us efficiently stream content in high volume to our subscribers over the Internet.

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages)
Cost of subscription	$1,154,109	$909,461	26.9%
As a percentage of revenues	53.4%	54.4%

The $244.6 million increase in cost of subscription revenues was due to the following factors:

•

Content acquisition and licensing expenses increased by $165.9 million. This increase was primarily attributable to investments in streaming content, partially offset by decreases in DVD content acquisitions.

•

Content delivery expenses increased $78.7 million primarily due to a 9.7% increase in the number of DVDs mailed to paying subscribers. The increase in the number of DVDs mailed was driven by a 41.3% increase in the average number of paying subscribers, partially offset by a 22.3% decline in monthly DVD rentals per average paying subscriber primarily attributed to the growing popularity of our lower priced plans and growth in streaming. In addition, content delivery expenses increased due to higher costs associated with our use of third-party delivery networks resulting from an increase in the total number of hours of streaming content viewed by our subscribers.

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

•	Content acquisition and licensing expenses increased by $46.6 million. This increase was primarily attributable to investments in streaming content.

Fulfillment Expenses

Fulfillment expenses represent those expenses incurred in content processing, including operating and staffing our shipping centers, as well as receiving, encoding, inspecting and warehousing our content library. Fulfillment expenses also include operating and staffing our customer service centers and credit card fees.

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages)
Fulfillment expenses	$203,246	$169,810	19.7%
As a percentage of revenues	9.4%	10.2%

The $33.4 million increase in fulfillment expenses was due to the following:

•

Shipping and customer service centers expenses increased $13.4 million primarily due to a $12.4 million increase in personnel costs resulting from a 10.0% increase in headcount to support the higher volume of content delivery and growth in subscribers. In addition, encoding costs increased $7.0 million in support of the increasing number of titles and platforms offered for streaming content. These increases were partially offset by a $4.7 million increase in costs related to free-trials allocated to marketing due primarily to the 74.7% increase in gross subscriber additions.

•	Credit card fees increased $20.0 million as a result of the 29.5% growth in revenues.

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages)
Fulfillment expenses	$169,810	$149,101	13.9%
As a percentage of revenues	10.2%	10.9%

The $20.7 million increase in fulfillment expenses was due to the following:

•	Shipping and customer service centers expenses increased $10.5 million primarily due to a 14.0% increase in headcount to support the higher volume of content delivery and growth in subscribers.

•	Credit card fees increased $10.2 million as a result of the 22.4% growth in revenues.

Gross Margin

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages and average monthly gross profit per paying subscriber)
Gross profit	$805,270	$590,998	36.3%
Gross margin	37.2%	35.4%
Average monthly gross profit per paying subscriber	$4.54	$4.71	(3.6)%

The 1.8 percentage point increase in gross margin was primarily due to lower DVD content acquisition expenses per DVD mailed and a 22.3% decline in monthly DVD rentals per average paying subscriber driven by the growing popularity of our lower priced plans and streaming. This decline in DVD usage was larger than the decline in average revenue per paying subscriber of 8.3%. The resulting increase to gross margin was offset partially by increased investments in our streaming content.

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages and average monthly gross profit per paying subscriber)
Gross profit	$590,998	$454,427	30.1%
Gross margin	35.4%	33.3%
Average monthly gross profit per paying subscriber	$4.71	$4.58	2.8%

The 2.1 percentage point increase in gross margin was primarily due to lower DVD content acquisition expenses per DVD mailed and a 6.3% decline in monthly DVD rentals per average paying subscriber driven by the growing popularity of our lower priced plans. This decline was larger than the decline in average revenue per paying subscriber of 3.3%. The resulting increase to gross margin was offset partially by increased investments in our streaming content.

We have increased and expect to continue to increase investments in content, in particular streaming content. These investments would reduce our gross margin to the extent that increases in content acquisition and licensing expenses outpace growth in our revenues.

Operating Expenses

Technology and Development

Technology and development expenses consist of payroll and related costs incurred in making improvements to our service offering, including testing, maintaining and modifying our user interfaces, our recommendation and merchandising technology, as well as, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include costs associated with computer hardware and software, as well as certain costs paid for third-party Internet-based or “cloud” computing services used in connection with our business.

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages)
Technology and development	$163,329	$114,542	42.6%
As a percentage of revenues	7.6%	6.9%

The $48.8 million increase in technology and development expenses was primarily the result of a $27.7 million increase in personnel-related costs and a $14.2 million increase in facilities and equipment related expenses. These increases are primarily due to a 21% growth in headcount supporting continued improvements to our service. Personnel-related costs also increased due to a $5.7 million increase in stock-based compensation. In addition, costs paid for cloud computing services increased $7.7 million.

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

Marketing

Marketing expenses consist primarily of advertising expenses and also include payments made to our affiliates and consumer electronics partners and payroll related expenses. Advertising expenses include promotional activities such as television and online advertising as well as, allocated costs of revenues relating to free trial periods. Payments to our affiliates and consumer electronics partners, may be in the form of a fixed-fee or may be a revenue sharing payment.

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$293,839	$237,744	23.6%
As a percentage of revenues	13.6%	14.2%

Other Data:
Gross subscriber additions	16,301	9,332	74.7%
Subscriber acquisition cost	$18.03	$25.48	(29.2)%

The $56.1 million increase in marketing expenses was primarily attributable to an increase of $17.4 million in spending related to our consumer electronics partners, as we continued to expand the number of devices on which subscribers can view Netflix content. The increase is also due to a $16.2 million increase in other marketing program spending, principally in TV and radio advertising to promote our service, offset by a decrease in direct mail and inserts. In addition, costs of free trials increased $21.0 million due to the 74.7% increase in gross subscriber additions, coupled with shipments of instant streaming discs which enable subscribers to stream content to certain consumer electronic devices and the expanded use of one month free trials. Subscriber acquisition cost decreased primarily due to continued strong organic subscriber growth.

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$237,744	$199,713	19.0%
As a percentage of revenues	14.2%	14.6%

Other Data:
Gross subscriber additions	9,332	6,859	36.1%
Subscriber acquisition cost	$25.48	$29.12	(12.5)%

The $38.0 million increase in marketing expenses was primarily attributable to an increase of $21.4 million in spending related to affiliates including our consumer electronics partners. The increase is also due to an $11.5 million increase in other marketing program spending, principally in TV and radio advertising and direct mail to promote our service. Subscriber acquisition cost decreased primarily due to momentum associated with the launch of new consumer electronics partner devices and the broad appeal of streaming content.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive, finance, content acquisition and administrative personnel, as well as recruiting, professional fees and other general corporate expenses.

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages)
General and administrative	$70,555	$51,333	37.4%
As a percentage of revenues	3.3%	3.1%

The $19.2 million increase in general and administrative expenses was primarily attributable to an increase in personnel-related costs of $11.7 million attributed to a $7.6 million increase in stock-based compensation and a 23.1% increase in headcount. Legal costs increased $8.9 million primarily resulting from ongoing litigation of claims against the Company as well as a $2.1 million release of accruals in 2009 that was associated with a former class action suit that settled in 2008. The terms of the class action settlement provided certain former and current subscribers with an optional free month subscription or free one-month upgrade to be utilized prior to the third quarter of 2009. The accrual related to those subscribers who did not utilize the free month prior to expiration was released in 2009. We expect legal costs to continue at a high level for the foreseeable future as we defend these claims.

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages)
General and administrative	$51,333	$49,662	3.4%
As a percentage of revenues	3.1%	3.6%

The $1.7 million increase in general and administrative expenses was primarily attributable to a $7.4 million increase in legal costs resulting from ongoing litigation of claims against the Company. This increase is offset partially by a $2.7 million decrease in costs related to a significant reduction in the level of operations of our subsidiary, Red Envelope Entertainment, and a $2.1 million release of accruals in 2009 associated with a former class action suit that was settled in 2008. The terms of the class action settlement provided certain former and current subscribers with an optional free month subscription or free one-month upgrade to be utilized prior to the third quarter of 2009. The accrual related to those subscribers who did not utilize the free month prior to expiration was released. We also had decreases in personnel-related costs due to lower headcount as we streamline our administrative functions.

Interest Expense

Interest expense consists of the interest on our lease financing obligations and the interest on our 8.50% senior notes including the amortization of debt issuance costs. Also, in the fourth quarter of 2009, we expensed the debt issuance costs related to our line of credit.

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages)
Interest Expense	$19,629	$6,475	203.2%
As a percentage of revenues	0.9%	0.4%

The $13.2 million increase in interest expense is primarily attributable to the interest expense associated with our 8.50% senior notes. Interest expense in 2010 includes $2.3 million for our lease financing obligations, $17.0 million of interest payments due on our notes and $0.5 million of amortization of debt issuance costs.

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

Interest and Other Income

Interest and other income consist primarily of interest and dividend income generated from invested cash and short-term investments.

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages)
Interest and other income	$3,684	$6,728	(45.2)%
As a percentage of revenues	0.2%	0.4%

The $3.0 million decrease in interest and other income was primarily attributable to a $1.8 million dollar gain realized in 2009 on the sale of our investment in a private company which we had accounted for under the cost method, coupled with lower average cash and investment balances resulting from the repurchase of our common stock.

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages)
Interest and other income	$6,728	$12,452	(46.0)%
As a percentage of revenues	0.4%	0.9%

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

Interest and dividend income was approximately $2.7 million, $3.7 million and $9.2 million in 2010, 2009 and 2008, respectively. Interest and other income included gains of approximately $1.0 million, $1.5 million and $3.1 million on the sale of short-term investments in 2010, 2009 and 2008, respectively.

Provision for Income Taxes

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages)
Provision for income taxes	$106,843	$76,332	40.0%
Effective tax rate	39.9%	39.7%

In 2010, our effective tax rate differed from the federal statutory rate of 35% principally due to state income taxes of $15.6 million or 5.8% of income before income tax. This was partially offset by Federal and California research and development (“R&D”) tax credits of $3.3 million. Our effective tax rate for the year ended December 31, 2010 was relatively flat as compared to our effective tax rate for the year ended December 31, 2009.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law. One of the major components of this legislation is the reinstatement of the Federal R&D Credit retroactively to January 1, 2010. As a result, we recorded a Federal R&D Credit of approximately $1.8 million as a discrete item in the fourth quarter of 2010.

	Year ended December 31,		Change
	2009	2008	2009 vs. 2008
	(in thousands, except percentages)
Provision for income taxes	$76,332	$48,474	57.5%
Effective tax rate	39.7%	36.9%

In 2009, our effective tax rate differed from the federal statutory rate of 35% principally due to state income taxes of $10.4 million or 5.4% of income before income tax. This was partially offset by Federal and California R&D tax credits of $1.6 million. The increase in our effective tax rate was primarily attributable to a cumulative benefit recorded as a discrete item in the second quarter of 2008 for prior period R&D tax credits.

Liquidity and Capital Resources

Our primary source of liquidity has been cash generated from operations. Additionally, in November 2009, we issued $200 million of our 8.50% senior notes due in 2017. Our primary uses of cash include payroll, advertising and payments to consumer electronics partners, stock repurchases, acquisition and licensing of content, content delivery, fulfillment expenses, taxes and capital expenditures related to information technology and automation equipment. We expect to continue to make substantial investments to obtain content, and in particular expect to increase spending associated with streaming content. Streaming content commitments have grown and continue to grow as we typically enter into multi-year, fixed-fee licenses. These investments could impact our liquidity and in particular our operating cash flows.

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

On June 11, 2010, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase $300 million of our common stock through the end of 2012. As of December 31, 2010, $240.6 million of this authorization is remaining. The timing and actual number of shares repurchased will depend on various factors, including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

The following table highlights selected measures of our liquidity and capital resources as of December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Cash and cash equivalents	$194,499	$134,224	$139,881
Short-term investments	155,888	186,018	157,390

	$350,387	$320,242	$297,271

Net cash provided by operating activities	$276,401	$325,063	$284,037
Net cash used in investing activities	$(116,081)	$(246,079)	$(144,960)
Net cash used in financing activities	$(100,045)	$(84,641)	$(176,635)

Operating Activities

Cash provided by operating activities decreased by $48.7 million or 15.0% during the year ended December 31, 2010 as compared to the year ended December 31, 2009 primarily due to increased spending for content acquisition and licensing other than DVD library of $267.8 million. This increase was coupled with increased content delivery expenses of $78.7 million primarily resulting from a 9.7% increase in the number of DVDs mailed to paying subscribers and higher costs associated with our use of third-party delivery networks to deliver streaming content, increased promotional advertising activities and expenses related to our affiliates and consumer electronics partners totaling $33.6 million, increased payroll expenses of $36.2 million due to a 11% increase in employees, increased fulfillment expenses of $33.4 million, and increased current tax provision of

$30.5 million. In addition, excess tax benefits from stock-based compensation increased by $49.5 million. The increase in these expenses was partially offset by an increase in subscription revenues of $492.4 million resulting from a 41.3% increase in the average number of paying subscribers.

Cash provided by operating activities increased by $41.0 million or 14.4% during the year ended December 31, 2009 as compared to the year ended December 31, 2008 primarily due to an increase in subscription revenues of $305.6 million resulting from a 26.6% increase in the average number of paying subscribers. This increase in subscription revenues was partially offset by an increase in spending for content acquisition and licensing other than DVD library of $67.7 million. This increase was coupled with increased content delivery expenses of $101.7 million primarily resulting from an 18.6% increase in the number of DVDs mailed to paying subscribers and higher costs associated with our use of third-party delivery networks to deliver streaming content, increased promotional advertising activities and expenses related to our affiliates and consumer electronic partners totaling $32.9 million, increased payroll expenses of $27.3 million due to a 25% increase in employees, increased fulfillment expenses of $20.7 million, and increased current tax provision of $27.9 million.

Investing Activities

Cash used in investing activities during the year ended December 31, 2010 decreased $130.0 million as compared to the year ended December 31, 2009 primarily due to a $120.6 million decrease in the purchases of available-for-sale securities and a $69.1 million decrease in acquisitions of DVD content library, as more DVDs were obtained through revenue sharing arrangements. In addition, purchases of property and equipment decreased by $12.1 million, as a significant amount of payments for automation equipment for our various shipping centers were made in 2009. This decrease was partially offset by a $65.7 million decrease in proceeds from the sales and maturities of available-for-sale securities.

Cash used in investing activities during the year ended December 31, 2009 increased $101.1 million as compared to the year ended December 31, 2008 primarily due to a $105.0 million decrease in the proceeds from the sales and maturities of available-for-sale securities partially offset by a decrease in the purchases of available-for-sale securities of $29.0 million. In addition, acquisitions of DVDs increased by $30.2 million.

Financing Activities

Cash used in financing activities during the year ended December 31, 2010 increased $15.4 million as compared to the year ended December 31, 2009 primarily due to the $193.9 million net proceeds received from the issuance of our 8.50% senior notes in 2009. This decrease was partially offset by a $114.1 million decrease in repurchases of our common stock coupled with a $49.5 million increase in the excess tax benefits from stock-based compensation and a $14.5 million increase in proceeds from the issuance of common stock.

Cash used in financing activities during the year ended December 31, 2009 decreased by $92.0 million as compared to 2008 primarily due to the $193.9 million net proceeds received from the issuance of our 8.50% senior notes and a $16.4 million increase in proceeds received from the issuance of common stock. In addition, the excess tax benefits from stock-based compensation increased by $7.5 million in 2009. These cash inflows were offset by an increase in repurchases of our common stock of $124.4 million.

Free Cash Flow

We define free cash flow as cash provided by operating and investing activities excluding the non-operational cash flows from purchases and sales of short-term investments and cash flows from investments in businesses. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, repurchase our stock, and for certain other activities. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. The following table reconciles net cash provided by operating activities, a GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	$276,401	$325,063	$284,037
Acquisition of DVD content library	(123,901)	(193,044)	(162,849)
Purchases of property and equipment	(33,837)	(45,932)	(43,790)
Acquisition of intangible assets	(505)	(200)	(1,062)
Proceeds from sale of DVDs	12,919	11,164	18,368
Other assets	(70)	71	(1)

Non-GAAP free cash flow	$131,007	$97,122	$94,703

Free cash flow for the year ended December 31, 2010 increased $33.9 million as compared to the year ended December 31, 2009 primarily due to lower DVD content library and property and equipment expenditures. These reduced spending levels more than offset the decrease in net cash provided by operating activities described above.

Free cash flow for the year ended December 31, 2009 increased $2.4 million as compared to the year ended December 31, 2008 primarily due to an increase in cash flow from operations, offset by higher DVD content library expenditures and a decrease in the proceeds from sale of previously viewed DVDs.

Contractual Obligations

For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 31, 2010. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2010:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
8.50% senior notes	$319,000	$17,000	$34,000	$34,000	$234,000
Operating lease obligations	53,038	13,693	21,995	12,304	5,046
Lease financing obligations (1)	23,573	4,184	7,372	5,886	6,131
Content obligations (2)	1,299,176	530,878	531,698	236,600	—
Other purchase obligations	157,957	85,546	68,036	4,375	—

Total	$1,852,744	$651,301	$663,101	$293,165	$245,177

(1)	In the first quarter of 2010, we extended the facilities leases for the Los Gatos buildings. See note 5 to the consolidated financial statements for further discussion of our lease financing obligations.

(2)	Content obligations include agreements to acquire and license content that represent long-term liabilities or that are not reflected on the consolidated balance sheets. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/ or pricing as of the reporting date. For those agreements that include renewal provisions that are solely at the option of the content provider, we include the commitments associated with the renewal period to the extent such commitments are fixed or a minimum amount is specified. For these reasons, the amounts presented in the table may not provide a reliable indicator of our expected future cash outflows.

We have entered into certain license agreements that include an unspecified or a maximum number of titles that we may or may not receive in the future and/or that include pricing contingent upon certain variables, such as domestic theatrical exhibition receipts for the title. As of the reporting date, it is unknown whether we will receive access to these titles or what the ultimate price per title will be. Accordingly such amounts are not reflected in the above contractual obligations table. However such amounts are expected to be significant.

As of December 31, 2010, the Company had gross unrecognized tax benefits of $20.7 million and an additional $1.7 million for gross interest and penalties classified as non-current liabilities in the Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance Sheet Arrangements

We have not engaged in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition and cash flows are not presently subject to off-balance sheet risks.

Indemnifications

In the ordinary course of business, we enter into contractual arrangements under which we agree to provide indemnification of varying scope and terms to business partners and other parties with respect to certain matters, including, but not limited to, losses arising out of our breach of such agreements and out of intellectual property infringement claims made by third parties. In these circumstances, payment may be conditional on the other party making a claim pursuant to the procedures specified in the particular contract. Further, our obligations under these agreements may be limited in terms of time and/or amount, and in some instances, we may have recourse against third-parties for certain payments. In addition, we have entered into indemnification agreements with our directors and certain of our officers that will require us, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.

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

Content Accounting

We obtain content through streaming content license agreements, DVD direct purchases and DVD and streaming revenue sharing agreements with studios, distributors and other suppliers.

We obtain content distribution rights in order to stream TV shows and movies to subscribers’ TVs, computers and mobile devices. Streaming content is generally licensed for a fixed-fee for the term of the license agreement. The license agreement may or may not be recognized in content library.

When the streaming license fee is known or reasonably determinable for a specific title and the specific title is first available for streaming to subscribers, the title is recognized on the consolidated balance sheets as current content library for the portion available for streaming within one year and as non-current content library for the remaining portion. New titles recognized in the content library are classified in the line item “Acquisition of streaming content library” within net cash provided by operating activities in the consolidated statements of cash flows. We amortize the content library on a straight-line basis over each title’s window of availability. The amortization is classified in cost of subscription in the consolidated statements of operations and in the line item “Amortization of content library” within net cash provided by operating activities in the consolidated statements of cash flows. For the titles recognized in content library, the license fees due but not paid are classified on the consolidated balance sheets as “Accounts payable” for the amounts due within one year and as “Other non-current liabilities” for the amounts due beyond one year. Changes in these liabilities are classified in the line items “Accounts payable” and “Other assets and liabilities” within net cash provided by operating activities in the consolidated statement of cash flows. Commitments for the titles not yet available for streaming are not yet recognized in the content library and are included in footnote 5 to the consolidated financial statements.

When the streaming license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for recognition in the content library. The license fee is not known or reasonably determinable for a specific title in fixed fee license agreements that do not specify the number of titles, the license fee per title and the windows of availability per title. Over the term of these agreements, we typically make periodic fixed prepayments that are classified in prepaid content on the consolidated balance sheets. We amortize the license fees on a straight-line basis over the term of each license agreement. The amortization is classified in cost of subscription in the consolidated statements of operations and in the line item “Net income” within net cash provided by operating activities in the consolidated statements of cash flows. Changes in prepaid content are classified within net cash provided by operating activities in the line item “Prepaid content” in the consolidated statements of cash flows. Commitments for licenses that do not meet the criteria for recognition in the content library are included in footnote 5 to the consolidated financial statements.

We acquire DVD content for the purpose of renting such content to our subscribers and earning subscription rental revenues, and, as such, we consider our direct purchase DVD library to be a productive asset. Accordingly, we classify our DVD library as a non-current asset on the consolidated balance sheets. The acquisition of DVD content library, net of changes in related liabilities, is classified in the line item “Acquisition of DVD content library” within cash used in investing activities in the consolidated statements of cash flows because the DVD content library is considered a productive asset. Other companies in the in-home entertainment video industry classify these cash flows as operating activities. We amortize our direct purchase DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new release DVDs and back-catalog DVDs is estimated to be one year and three years, respectively. In estimating the useful life of its DVDs, we consider historical utilization patterns, primarily the number of times a DVD title is shipped to subscribers in a given period, as well as an estimate for lost or damaged DVDs. The amortization of the DVD content library is classified in cost of subscription in the consolidated statement of operations and in the line item “Amortization of content library” within net cash provided by operating activities in the consolidated statements of cash flows.

We also obtain DVD and streaming content through revenue sharing agreements with studios and distributors. Revenue sharing obligations incurred based on utilization are classified in cost of subscription in the consolidated statements of operations and in the line item “Net income” within net cash provided by operating activities in the consolidated statements of cash flows. The terms of some revenue sharing agreements obligate us to make a low initial payment for certain titles, representing a minimum contractual obligation under the agreement. The low initial payment is in exchange for a commitment to share a percentage of our subscription revenues or to pay a fee, based on utilization, for a defined period of time, or the title term, which typically ranges from six to twelve months for each title. The initial payment may be in the form of an upfront non-refundable payment. This payment is capitalized in the content library in accordance with our DVD and streaming content policies as applicable. The initial payment may also be in the form of a prepayment of future revenue sharing obligations which is classified as prepaid content. This payment is amortized as revenue sharing obligations are incurred. If during the title term, we determine that the full prepayment will not be amortized based on utilization, a provision for the estimated difference is recorded in the period that such shortfall is deemed probable. Under the revenue sharing agreements for our DVD library, at the end of the title term, we generally have the option of returning the DVDs to the studio, destroying the DVDs or purchasing the DVDs. In most cases, we purchase the DVDs when we have the ability to do so. This end of term buy-out is also included in DVD library at the time of purchase.

Stock-Based Compensation

Stock-based compensation cost at the grant date is based on the total number of options granted and an estimate of the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period, which is the vesting period.

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

•

Expected Volatility: Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods thereby precluding sole reliance on implied volatility. An increase of 10% in our computation of expected volatility would increase the total stock-based compensation expense by approximately $1.2 million.

•

Suboptimal Exercise Factor: Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives. An increase in the suboptimal exercise factor of 10% would increase the total stock-based compensation by approximately $1.5 million.

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

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that substantially all deferred tax assets recorded on our balance sheet will ultimately be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination.

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2010, our estimated gross unrecognized tax benefits were $20.7 million of which $16.8 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 8 to the consolidated financial statements for further information regarding income taxes.

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

As of December 31, 2010, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. Some of the securities we invest in may be subject to market risk due to changes in prevailing interest rates which may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. At December 31, 2010, our cash equivalents were generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments were comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities.

At December 31, 2010, we had securities classified as short-term investments of $155.9 million. Changes in interest rates could adversely affect the market value of these investments. The table below separates these investments, based on stated maturities, to show the approximate exposure to interest rates.

(in thousands)
Due within one year	$18,966
Due within five years	134,014
Due within ten years	—
Due after ten years	2,908

Total	$155,888

A sensitivity analysis was performed on our investment portfolio as of December 31, 2010. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values (in $ thousands) of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of December 31, 2010:

Fair Value December 31, 2010
-150 BPS	-100 BPS	-50 BPS	+50 BPS	+100 BPS	+150 BPS
$159,307	$158,167	$157,028	$154,749	$153,609	$152,469

Item 8.	Financial Statements and Supplementary Data

See “Financial Statements” beginning on page F-1 which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.8	Description of Director Equity Compensation Plan	8-K	000-49802	99.2	June 16, 2010

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

Exhibit Number		Exhibit Description	Incorporated by Reference				Filed Herewith
			Form	File No.	Exhibit	Filing Date

23.1		Consent of Independent Registered Public Accounting Firm					X

24		Power of Attorney (see signature page)

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1	*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008 and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan

NETFLIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Netflix, Inc.:

We have audited the accompanying consolidated balance sheets of Netflix, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2010. We also have audited Netflix, Inc’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Netflix, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netflix, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Netflix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Mountain View, California

February 18, 2011

NETFLIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$194,499	$134,224
Short-term investments	155,888	186,018
Current content library, net	181,006	37,329
Prepaid content	62,217	26,741
Other current assets	47,357	26,701

Total current assets	640,967	411,013
Content library, net	180,973	108,810
Property and equipment, net	128,570	131,653
Deferred tax assets	17,467	15,958
Other non-current assets	14,090	12,300

Total assets	$982,067	$679,734

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$222,824	$92,542
Accrued expenses	36,489	33,387
Current portion of lease financing obligations	2,083	1,410
Deferred revenue	127,183	100,097

Total current liabilities	388,579	227,436
Long-term debt	200,000	200,000
Lease financing obligations, excluding current portion	34,123	36,572
Other non-current liabilities	69,201	16,583

Total liabilities	691,903	480,591
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2010 and 2009; no shares issued and outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2010 and 2009; 52,781,949 and 53,440,073 issued and outstanding at December 31, 2010 and 2009, respectively	53	53
Additional paid-in capital	51,622	—
Accumulated other comprehensive income	750	273
Retained earnings	237,739	198,817

Total stockholders’ equity	290,164	199,143

Total liabilities and stockholders’ equity	$982,067	$679,734

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Revenues	$2,162,625	$1,670,269	$1,364,661

Cost of revenues:
Subscription	1,154,109	909,461	761,133
Fulfillment expenses	203,246	169,810	149,101

Total cost of revenues	1,357,355	1,079,271	910,234

Gross profit	805,270	590,998	454,427

Operating expenses:
Technology and development	163,329	114,542	89,873
Marketing	293,839	237,744	199,713
General and administrative	70,555	51,333	49,662
Gain on disposal of DVDs	(6,094)	(4,560)	(6,327)

Total operating expenses	521,629	399,059	332,921

Operating income	283,641	191,939	121,506
Other income (expense):
Interest expense	(19,629)	(6,475)	(2,458)
Interest and other income	3,684	6,728	12,452

Income before income taxes	267,696	192,192	131,500
Provision for income taxes	106,843	76,332	48,474

Net income	$160,853	$115,860	$83,026

Net income per share:
Basic	$3.06	$2.05	$1.36

Diluted	$2.96	$1.98	$1.32

Weighted-average common shares outstanding:
Basic	52,529	56,560	60,961

Diluted	54,304	58,416	62,836

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2007	64,912,915	$65	$402,710	$—	$1,611	$25,426	$429,812
Net income	—	—	—	—	—	83,026	83,026
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	—	(1,527)	—	(1,527)

Comprehensive income, net of taxes	—	—	—	—	—	—	81,499

Issuance of common stock upon exercise of options	1,056,641	—	14,019	—	—	—	14,019
Issuance of common stock under employee stock purchase plan	231,068	—	4,853	—	—	—	4,853
Repurchases of common stock	(3,847,062)	(3)	(99,881)	—	—	—	(99,884)
Repurchases of common stock to be held in treasury	(3,491,084)	—	—	(100,020)	—	—	(100,020)
Stock-based compensation expense	—	—	12,264	—	—	—	12,264
Excess stock option income tax benefits	—	—	4,612	—	—	—	4,612

Balances as of December 31, 2008	58,862,478	$62	$338,577	$(100,020)	$84	$108,452	$347,155
Net income	—	—	—	—	—	115,860	115,860
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	—	189	—	189

Comprehensive income, net of taxes	—	—	—	—	—	—	116,049

Issuance of common stock upon exercise of options	1,724,110	1	29,508	—	—	—	29,509
Issuance of common stock under employee stock purchase plan	224,799	—	5,765	—	—	—	5,765
Repurchases of common stock and retirement of outstanding treasury stock	(7,371,314)	(10)	(398,850)	100,020	—	(25,495)	(324,335)
Stock-based compensation expense	—	—	12,618	—	—	—	12,618
Excess stock option income tax benefits	—	—	12,382	—	—	—	12,382

Balances as of December 31, 2009	53,440,073	$53	$—	$—	$273	$198,817	$199,143
Net income	—	—	—	—	—	160,853	160,853
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	—	477	—	477

Comprehensive income, net of taxes	—	—	—	—	—	—	161,330

Issuance of common stock upon exercise of options	1,902,073	2	47,080	—	—	—	47,082
Issuance of common stock under employee stock purchase plan	46,112	—	2,694	—	—	—	2,694
Repurchases of common stock	(2,606,309)	(2)	(88,326)	—	—	(121,931)	(210,259)
Stock-based compensation expense	—	—	27,996	—	—	—	27,996
Excess stock option income tax benefits	—	—	62,178	—	—	—	62,178

Balances as of December 31, 2010	52,781,949	$53	$51,622	$—	$750	$237,739	$290,164

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Net income	$160,853	$115,860	$83,026
Adjustments to reconcile net income to net cash provided by operating activities:
Acquisition of streaming content library	(406,210)	(64,217)	(48,290)
Amortization of content library	300,596	219,490	209,757
Depreciation and amortization of property, equipment and intangibles	38,099	38,044	32,454
Amortization of discounts and premiums on investments	859	607	625
Amortization of debt issuance costs	514	1,124	—
Stock-based compensation expense	27,996	12,618	12,264
Excess tax benefits from stock-based compensation	(62,214)	(12,683)	(5,220)
Loss on disposal of property and equipment	394	254	101
Gain on sale of short-term investments	(1,033)	(1,509)	(3,130)
Gain on disposal of DVDs	(9,862)	(7,637)	(13,350)
Gain on sale of business	—	(1,783)	—
Deferred taxes	(962)	6,328	(5,905)
Changes in operating assets and liabilities:
Prepaid content	(35,476)	(5,643)	(13,458)
Other current assets	(21,763)	(5,358)	9,277
Accounts payable	139,983	(1,189)	7,111
Accrued expenses	67,209	13,169	(1,824)
Deferred revenue	27,086	16,970	11,462
Other assets and liabilities	50,332	618	9,137

Net cash provided by operating activities	276,401	325,063	284,037

Cash flows from investing activities:
Acquisition of DVD content library	(123,901)	(193,044)	(162,849)
Purchases of short-term investments	(107,362)	(228,000)	(256,959)
Proceeds from sale of short-term investments	120,857	166,706	304,163
Proceeds from maturities of short-term investments	15,818	35,673	3,170
Purchases of property and equipment	(33,837)	(45,932)	(43,790)
Proceeds from sale of DVDs	12,919	11,164	18,368
Acquisitions of intangible assets	(505)	(200)	(1,062)
Investment in business	—	—	(6,000)
Proceeds from sale of business	—	7,483	—
Other assets	(70)	71	(1)

Net cash used in investing activities	(116,081)	(246,079)	(144,960)

Cash flows from financing activities:
Principal payments of lease financing obligations	(1,776)	(1,158)	(823)
Proceeds from issuance of common stock	49,776	35,274	18,872
Excess tax benefits from stock-based compensation	62,214	12,683	5,220
Borrowings on line of credit, net of issuance costs	—	18,978	—
Payments on line of credit	—	(20,000)	—
Proceeds from issuance of debt, net of issuance costs	—	193,917	—
Repurchases of common stock	(210,259)	(324,335)	(199,904)

Net cash used in financing activities	(100,045)	(84,641)	(176,635)

Net increase (decrease) in cash and cash equivalents	60,275	(5,657)	(37,558)
Cash and cash equivalents, beginning of year	134,224	139,881	177,439

Cash and cash equivalents, end of year	$194,499	$134,224	$139,881

Supplemental disclosure:
Income taxes paid	$56,218	$58,770	$40,494
Interest paid	20,101	3,878	2,458

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Description of Business

Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. With 20 million subscribers as of December 31, 2010, the Company is an Internet subscription service streaming TV shows and movies. The Company’s subscribers can instantly watch unlimited TV shows and movies streamed over the Internet to their TVs, computers and mobile devices and in the United States, subscribers can also receive DVDs delivered quickly to their homes.

The Company is organized into two operating segments, United States and International. In September 2010, the Company began international operations by offering an unlimited streaming plan without DVDs in Canada. Substantially all of the Company’s revenues are generated in the United States, and all of the Company’s long-lived assets are held in the United States. The Company’s revenues are derived from monthly subscription fees.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Reclassification

Certain prior period balance sheet amounts have been reclassified to conform to the current presentation. These reclassifications did not significantly impact any prior amounts of reported total assets or total liabilities, and did not impact stockholders’ equity, results of operations or cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the estimate of useful lives of its content library; the valuation of stock-based compensation; and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.

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

Content Library

The Company obtains content through streaming content license agreements, DVD direct purchases and DVD and streaming revenue sharing agreements with studios, distributors and other suppliers.

The Company obtains content distribution rights in order to stream TV shows and movies to subscribers’ TVs, computers and mobile devices. Streaming content is generally licensed for a fixed-fee for the term of the license agreement. The license agreement may or may not be recognized in content library.

When the streaming license fee is known or reasonably determinable for a specific title and the specific title is first available for streaming to subscribers, the title is recognized on the consolidated balance sheets as current content library for the portion available for streaming within one year and as non-current content library for the remaining portion. New titles recognized in the content library are classified in the line item “Acquisition of streaming content library” within net cash provided by operating activities in the consolidated statements of cash flows. The Company amortizes the content library on a straight-line basis over each title’s window of availability. The amortization is classified in cost of subscription in the consolidated statements of operations and in the line item “Amortization of content library” within net cash provided by operating activities in the consolidated statements of cash flows. For the titles recognized in content library, the license fees due but not paid are classified on the consolidated balance sheets as “Accounts payable” for the amounts due within one year and as “Other non-current liabilities” for the amounts due beyond one year. Changes in these liabilities are classified in the line items “Accounts payable” and “Other assets and liabilities” within net cash provided by operating activities in the consolidated statement of cash flows. Commitments for the titles not yet available for streaming are not yet recognized in the content library and are included in footnote 5 to the consolidated financial statements.

When the streaming license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for recognition in the content library. The license fee is not known or reasonably determinable for a specific title in fixed fee license agreements that do not specify the number of titles, the license fee per title and the windows of availability per title. Over the term of these agreements, the Company typically makes periodic fixed prepayments that are classified in prepaid content on the consolidated balance sheets. The Company amortizes the license fees on a straight-line basis over the term of each license agreement. The amortization is classified in cost of subscription in the consolidated statements of operations and in the line item “Net income” within net cash provided by operating activities in the consolidated statements of cash flows. Changes in prepaid content are classified within net cash provided by operating activities in the line item “Prepaid content” in the consolidated statements of cash flows. Commitments for licenses that do not meet the criteria for recognition in the content library are included in footnote 5 to the consolidated financial statements.

The Company acquires DVD content for the purpose of renting such content to its subscribers and earning subscription rental revenues, and, as such, the Company considers its direct purchase DVD library to be a productive asset. Accordingly, the Company classifies its DVD library as a non-current asset on the consolidated balance sheets. The acquisition of DVD content library, net of changes in related liabilities, is classified in the line item “Acquisition of DVD content library” within cash used in investing activities in the consolidated statements of cash flows because the DVD content library is considered a productive asset. Other companies in the in-home entertainment video industry classify these cash flows as operating activities. The Company amortizes its direct purchase DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new release DVDs and back-catalog DVDs is estimated to be one year and three years, respectively. In estimating the useful life of its DVDs, the Company considers historical utilization patterns, primarily the number of times a DVD title is shipped to subscribers in a given period, as well as an estimate for lost or damaged DVDs. The amortization of the DVD content library is classified in cost of subscription in the consolidated statement of operations and in the line item “Amortization of content library” within net cash provided by operating activities in the consolidated statements of cash flows.

The Company also obtains DVD and streaming content through revenue sharing agreements with studios and distributors. Revenue sharing obligations incurred based on utilization are classified in cost of subscription in the consolidated statements of operations and in the line item “Net income” within net cash provided by operating activities in the consolidated statements of cash flows. The terms of some revenue sharing agreements obligate the Company to make a low initial payment for certain titles, representing a minimum contractual obligation under the agreement. The low initial payment is in exchange for a commitment to share a percentage of its subscription revenues or to pay a fee, based on utilization, for a defined period of time, or the title term, which typically ranges from six to twelve months for each title. The initial payment may be in the form of an upfront non-refundable payment. This payment is capitalized in the content library in accordance with the Company’s DVD and streaming content policies as applicable. The initial payment may also be in the form of a prepayment of future revenue sharing obligations which is classified as prepaid content. This payment is amortized as revenue sharing obligations are incurred. If during the title term, the Company determines that the full prepayment will not be amortized based on utilization, a provision for the estimated difference is recorded in the period that such shortfall is deemed probable. Under the revenue sharing agreements for its DVD library, at the end of the title term, the Company generally has the option of returning the DVDs to the studio, destroying the DVDs or purchasing the DVDs. In most cases, the Company purchases the DVDs when it has the ability to do so. This end of term buy-out is also included in DVD library at the time of purchase.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to 30 years, or the lease term for leasehold improvements, if applicable. Leased buildings are capitalized and included in property and equipment when the Company was involved in the construction funding and did not meet the “sale-leaseback” criteria.

Impairment of Long-Lived Assets

Long-lived assets such as DVD content library, property and equipment and intangible assets subject to depreciation and amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. There were no events or changes in circumstances that would indicate that the carrying amount of an asset group may not be recoverable in any of the years presented.

Capitalized Software Costs

Costs incurred during the application development stage for software programs to be used solely to meet the Company’s internal needs are capitalized. Costs incurred in connection with the development of software used by the Company’s subscribers, such as that included in consumer electronics partner devices, are capitalized during the period between technological feasibility and general availability of the software.

Capitalized software costs are included in property and equipment, net and are amortized over the estimated useful life of the software, generally up to three years. The net book value of capitalized software costs is not significant as of December 31, 2010 and 2009.

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

Marketing

Marketing expenses consist primarily of advertising expenses and also include payments made to the Company’s affiliates and consumer electronics partners and payroll related expenses. Advertising expenses include promotional activities such as television and online advertising, as well as allocated costs of revenues relating to free trial periods. Advertising costs are expensed as incurred except for advertising production costs, which are expensed the first time the advertising is run. Advertising expense totaled approximately $212.4 million, $175.0 million and $158.7 million in 2010, 2009 and 2008, respectively.

Income Taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. There was no valuation allowance as of December 31, 2010 or 2009.

The Company did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. See Note 8 to the consolidated financial statements for further information regarding income taxes.

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

	Year ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Basic earnings per share:
Net income	$160,853	$115,860	$83,026
Shares used in computation:
Weighted-average common shares outstanding	52,529	56,560	60,961

Basic earnings per share	$3.06	$2.05	$1.36

Diluted earnings per share:
Net income	$160,853	$115,860	$83,026
Shares used in computation:
Weighted-average common shares outstanding	52,529	56,560	60,961
Employee stock options and employee stock purchase plan shares	1,775	1,856	1,875

Weighted-average number of shares	54,304	58,416	62,836

Diluted earnings per share	$2.96	$1.98	$1.32

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The number of options excluded are immaterial for all periods presented.

Stock-Based Compensation

The Company grants stock options to its employees on a monthly basis. The Company has elected to grant all options as fully vested non-qualified stock options. As a result of immediate vesting, stock-based compensation expense is fully recognized on the grant date, and no estimate is required for post-vesting option forfeitures. See Note 7 to the consolidated financial statements for further information regarding stock-based compensation.

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

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$109,745	$1,043	$(101)	$110,687
Government and agency securities	42,062	331	(101)	42,292
Asset and mortgage backed securities	2,881	168	(140)	2,909

	$154,688	$1,542	$(342)	$155,888

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Corporate debt securities	$82,362	$915	$(106)	$83,171
Government and agency securities	96,998	72	(416)	96,654
Asset and mortgage backed securities	6,262	143	(212)	6,193

	$185,622	$1,130	$(734)	$186,018

Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell the investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at December 31, 2010. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in 2010, 2009 or 2008.

The gross realized gains on the sales of available-for-sale securities for the three years ended December 31, 2010, 2009 and 2008 were $1.0 million, $1.9 million and $4.9 million, respectively. There were no material gross realized losses from the sale of available-for-sale investments for the years ended December 31, 2010 and 2009. The gross realized losses on the sales of available-for-sale securities for the year ended 2008 were $1.8 million. Realized gains and losses and interest income are included in interest and other income.

The estimated fair value of short-term investments by contractual maturity as of December 31, 2010 is as follows:

(in thousands)
Due within one year	$18,966
Due after one year and through 5 years	134,014
Due after 5 years and through 10 years	—
Due after 10 years	2,908

Total short-term investments	$155,888

The Company measures certain financial assets at fair value on a recurring basis, including cash equivalents and available-for-sale securities. Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.

	Fair Value Measurements at December 31, 2010
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Current Assets:
Money market funds (1)	$353	$353	$—	$—
Fixed income available-for-sale securities (2)	155,888	—	155,888	—

Total current financial assets	156,241	353	155,888	—

Non-current Assets:
Money market funds (3)	4,561	4,561	—	—

Total non-current financial assets	4,561	4,561	—	—

Total financial assets	$160,802	$4,914	$155,888	$—

	Fair Value Measurements at December 31, 2009
		Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Current Assets:
Money market funds (1)	$690	$690	$—	$—
Fixed income available-for-sale securities (2)	186,018	—	186,018	—

Total current financial assets	186,708	690	186,018	—

Non-current Assets:
Money market funds (3)	2,829	2,829	—	—

Total non-current financial assets	2,829	2,829	—	—

Total financial assets	$189,537	$3,519	$186,018	$—

(1)	Included in cash and cash equivalents in the Company’s consolidated balance sheets.

(2)	Included in short-term investments in the Company’s consolidated balance sheets.

(3)	Included in other non-current assets in the Company’s consolidated balance sheets as these funds represent restricted cash related to workers compensation deposits.

The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of available-for-sale securities included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of available-for-sale securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. Our procedures include controls to ensure that appropriate fair values are recorded, such as comparing prices obtained from multiple independent sources. See Note 4 for further information regarding the fair value of the 8.50% senior notes.

3.	Balance Sheet Components

Content Library, Net

Content library and accumulated amortization consisted of the following:

	As of December 31,
	2010	2009
	(in thousands)
DVD content library, gross	$627,392	$638,006
Streaming content library, gross	441,637	104,796

Content library, gross	1,069,029	742,802
Less: accumulated amortization	(707,050)	(596,663)

	361,979	146,139
Less: Current content library, net	181,006	37,329

Content library, net	$180,973	$108,810

Property and Equipment, Net

Property and equipment and accumulated depreciation consisted of the following:

		As of December 31,
		2010	2009
		(in thousands)
Computer equipment	3 years	$60,289	$62,132
Operations and other equipment	5 years	72,368	65,059
Software, including internal-use software	3 years	26,961	35,401
Furniture and fixtures	3 years	11,438	12,421
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	36,530	35,156
Capital work-in-progress		16,882	15,097

Property and equipment, gross		265,149	265,947
Less: Accumulated depreciation		(136,579)	(134,294)

Property and equipment, net		$128,570	$131,653

Capital work-in-progress as of December 31, 2010 consists primarily of approximately $16 million of operations equipment. In 2010, the Company wrote-off fully depreciated equipment and software of $33.9 million related to assets that were no longer in existence.

Other non-current Assets

Other non-current assets consisted of the following:

	As of December 31,
	2010	2009
	(in thousands)
Patents, net	$1,587	$1,639
Restricted cash	4,561	2,829
Debt issuance costs, net	5,480	5,966
Other	2,462	1,866

Other non-current assets	$14,090	$12,300

Restricted cash of $4.6 million and $2.8 million, as of December 31, 2010 and 2009, respectively, related to workers’ compensation insurance deposits.

Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2010	2009
	(in thousands)
Accrued state sales and use tax	$14,983	$11,625
Accrued payroll and employee benefits	8,520	6,427
Accrued interest on debt	2,125	2,597
Accrued content acquisition costs	6,950	5,810
Other	3,911	6,928

Accrued expenses	$36,489	$33,387

Other non-current Liabilities

Other non-current liabilities consisted of the following:

	As of December 31,
	2010	2009
	(in thousands)
Accrued content acquisition costs	$48,179	$2,227
Other	21,022	14,356

Other non-current liabilities	$69,201	$16,583

4.	Long-term Debt

Senior Notes

In November 2009, the Company issued $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (the “8.50% Notes”). The net proceeds to the Company from the 8.50% Notes were approximately $193.9 million. Debt issuance costs of $6.1 million are recorded in other non-current assets on the consolidated balance sheet and are amortized over the term of the notes as interest expense. The notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010. The 8.50% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to November 15, 2012, in the event of a qualified equity offering, the Company may redeem up to 35% of the 8.50% Notes at a redemption price of 108.50% of the principal plus accrued interest. Additionally, the Company may redeem the 8.50% Notes prior to November 15, 2013 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. On or after November 15, 2013, the Company may redeem the 8.50% Notes in whole or in part at specified prices ranging from 104.25% to 100% of the principal plus accrued interest.

The 8.50% Notes include, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends or make distributions (each subject to specified exceptions). At December 31, 2010, the Company was in compliance with these covenants.

Based on quoted market prices, the fair value of the 8.50% Notes was approximately $225.0 million as of December 31, 2010.

Credit Agreement

In September 2009, the Company entered into a credit agreement which provided for a $100 million three-year revolving line of credit. Loans under the credit agreement bore interest, at the Company’s option, at either a base rate determined in accordance with the credit agreement, plus a spread of 1.75% to 2.25%, or an adjusted LIBOR rate plus a spread of 2.75% to 3.25%. In October 2009, the Company borrowed $20 million under the credit agreement. The proceeds, net of issuance costs, to the Company were approximately $19.0 million. In connection with the issuance of the 8.50% Notes, the Company repaid all outstanding amounts under and terminated the credit agreement. Issuance costs related to the line of credit were included in interest expense in the year ended December 31, 2009.

5.	Commitments and Contingencies

Lease obligations

The Company leases facilities under non-cancelable operating leases with various expiration dates through 2018. The facilities generally require the Company to pay property taxes, insurance and maintenance costs. Further, several lease agreements contain rent escalation clauses or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation of intended use. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the consolidated statements of operations. The Company has the option to extend or renew most of its leases which may increase the future minimum lease commitments.

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

In the first quarter of 2010, the Company extended the facility leases for the Los Gatos buildings for an additional five year term after the remaining term of the original lease, thus increasing the future minimum payments under lease financing obligations by approximately $14 million. The leases continue to be accounted for as financing obligations and no gain or loss was recorded as a result of the lease financing modification. At December 31, 2010, the lease financing obligation balance was $36.2 million as recorded on the consolidated balance sheet, but the remaining future minimum payments under the lease financing obligation are $23.6 million. The lease financing obligation balance at the end of the extended lease term will be approximately $25.8 million which approximates the net book value of the buildings to be relinquished to the lessor.

Future minimum payments under lease financing obligations and non-cancelable operating leases as of December 31, 2010 are as follows:

Year Ending December 31,	Future Minimum Payments
(in thousands)
2011	$17,877
2012	16,158
2013	13,208
2014	10,169
2015	8,022
Thereafter	11,177

Total minimum payments	$76,611

Rent expense associated with the operating leases was $14.9 million, $14.5 million and $13.7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Streaming Content

The Company had $1,075.2 million and $114.8 million of commitments at December 31, 2010 and December 31, 2009, respectively, related to streaming content license agreements that do not meet content library recognition criteria.

The Company also has entered into certain license agreements that include an unspecified or a maximum number of titles that the Company may or may not receive in the future and /or that include pricing contingent upon certain variables, such as domestic theatrical exhibition receipts for the title. As of the reporting date, it is unknown whether the Company will receive access to these titles or what the ultimate price per title will be. However such amounts are expected to be significant.

The Company has licenses with certain, and is currently involved in negotiations with other, performing rights organizations (“PROs”) that hold certain rights to music used in connection with streaming content. For the latter, the Company accrues for estimated royalties that are due to PROs and adjusts these accruals based on any changes in estimates. While we anticipate finalizing these negotiations, the outcome of these negotiations is uncertain. Additionally, pending litigation between certain PROs and other third parties could impact our negotiations. If the Company is unable to reach mutually acceptable terms with the PROs, the Company could become involved in similar litigation. The results of any negotiation or litigation may be materially different from management’s estimates.

Litigation

From time to time, in the normal course of its operations, the Company is a party to litigation matters and claims, including claims relating to employee relations, business practices and patent infringement. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company’s view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company’s operations or its financial position, liquidity or results of operations.

On March 29, 2010, Parallel Networks, LLC filed a complaint for patent infringement against the Company and others in the United States District Court for the Eastern District of Texas, captioned Parallel Networks, LLC v. Abercrombie & Fitch Co., et. al, Civil Action No 6:10-cv-00111-LED. The complaint alleges that the

Company infringed U.S. Patent No. 6,446,111 entitled “Method and Apparatus for Client-Server Communication Using a Limited Capability Client Over a Low-Speed Communication Link,” issued on September 3, 2002. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by ASC 450; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

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

In January through April of 2009, a number of purported anti-trust class action suits were filed against the Company in various United States Federal Courts. Wal-Mart Stores, Inc. and Walmart.com USA LLC (collectively, Wal-Mart) were also named as defendants in these suits. These cases have been transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of California to be consolidated or coordinated for pre-trial purposes, and have been assigned the multidistrict litigation number MDL-2029. A number of substantially similar suits were filed in California State Courts, and have been consolidated in Santa Clara County. The plaintiffs, who are current or former Netflix customers, generally allege that Netflix and Wal-Mart entered into an agreement to divide the markets for sales and online rentals of DVDs in the United States, which resulted in higher Netflix subscription prices. On March 19, 2010, plaintiffs filed a motion to certify a class consisting of “any person or entity in the United States that paid a subscription fee to Netflix on or after May 19, 2005 up to and including the date of class certification” with certain exceptions. The Court granted the motion for class certification on December 23, 2010. A number of other cases have been filed in Federal and State courts by current or former subscribers to the online DVD rental service offered by Blockbuster Inc., alleging injury arising from similar facts. These cases have been related to MDL 2029 or, in the case of the California State cases, coordinated with the cases in Santa Clara County. On August 27, 2010, Wal-Mart stated that it had settled the cases with both the Netflix and Blockbuster plaintiffs. A hearing on the plaintiffs’ motion for preliminary approval of the settlement was heard on February 9, 2011, but the court has not yet ruled on the motion. Netflix is not part of the settlement and continues to litigate these cases. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by ASC 450; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

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

The Company’s obligations under these agreements may be limited in terms of time or amount, and in some instances, the Company may have recourse against third-parties for certain payments. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.

It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. No amount has been accrued in the accompanying financial statements with respect to these indemnification guarantees.

7.	Stockholders’ Equity

Stock Repurchase Program

The following table presents a summary of our stock repurchases:

	Year ended December 31,
	2010	2009	2008
	(in thousands, except per share data)
Total number of shares repurchased	2,606	7,371	7,338
Dollar amount of shares repurchased	210,259	324,335	199,904
Average price paid per share	$80.67	$44.00	$27.24
Range of price paid per share	$60.23 – $126.01	$34.70 – $60.00	$19.52 – $31.71

Under the current stock repurchase plan, announced on June 11, 2010, the Company is authorized to repurchase up to $300 million of its common stock through the end of 2012. As of December 31, 2010, $240.6 million of this authorization is remaining. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by the Company are accounted for when the transaction is settled. There were no unsettled share repurchases at December 31, 2010. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. If additional paid in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares. During the year ended December 31, 2010, $121.9 million was deducted from retained earnings related to share repurchases.

In the fourth quarter of 2009, the Company determined that all shares held in treasury stock would be retired. Accordingly, these constructively retired shares were deducted from common stock for par value and from additional paid in capital for the excess over par value, until additional paid in capital was exhausted and then from retained earnings.

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 31, 2010 and 2009.

Voting Rights

The holders of each share of common stock shall be entitled to one vote per share on all matters to be voted upon by the Company’s stockholders.

Employee Stock Purchase Plan

In February 2002, the Company adopted the 2002 Employee Stock Purchase Plan (“ESPP”), which reserved a total of 1,166,666 shares of common stock for issuance. The 2002 Employee Stock Purchase Plan also provided for annual increases in the number of shares available for issuance on the first day of each year, beginning with 2003, equal to the lesser of:

•	2% of the outstanding shares of the common stock on the first day of the applicable year;

•	666,666 shares; and

•	such other amount as the Company’s Board of Directors may determine.

Under the Company’s ESPP, employees can purchase common stock of the Company through accumulated payroll deductions. The purchase price of the common stock acquired by the employees participating in the ESPP is 85% of the closing price on either the first day of the offering period or the last day of the purchase period, whichever is lower. Through May 1, 2006, offering periods were twenty-four months, and the purchase periods were six months. Therefore, each offering period included four six-month purchase periods, and the purchase price for each six-month period was determined by comparing the closing prices on the first day of the offering period and the last day of the applicable purchase period. In this manner, the look-back for determining the purchase price was up to twenty-four months. However, effective May 1, 2006, the ESPP was amended so that offering and purchase periods take place concurrently in consecutive six month increments. Under the amended ESPP, therefore, the look-back for determining the purchase price is six months. Employees can invest up to 15% of their gross compensation through payroll deductions. In no event would an employee be permitted to purchase more than 8,334 shares of common stock during any six-month purchase period.

In March 2010, the ESPP was amended to terminate the annual increase to the share reserve and to limit the maximum number of shares available under the ESPP to 2,800,000 shares. As of December 31, 2010, there were 2,785,721 shares available for future issuance under the 2002 Employee Stock Purchase Plan. There was only one ESPP offering in 2010, and the Company does not expect any future ESPP offerings.

During the years ended December 31, 2010, 2009 and 2008, employees purchased approximately 46,112, 224,799 and 231,068 shares at average prices of $58.41, $25.65, and $21.00 per share, respectively. Cash received from purchases under the ESPP for the years ended December 31, 2010, 2009 and 2008 was $2.7 million, $5.8 million, and $4.9 million, respectively.

Stock Option Plans

In February 2002, the Company adopted the 2002 Stock Plan, which was amended and restated in May 2006. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. As of December 31, 2010, 2,038,502 shares were reserved for future grant under the 2002 Stock Plan.

A summary of the activities related to the Company’s options is as follows:

	Shares Available for Grant	Options Outstanding		Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2007	3,994,866	5,619,638	16.47
Granted	(856,733)	856,733	27.98
Exercised	—	(1,056,641)	13.27
Canceled	54,714	(54,714)	28.88
Expired	(332)	—	—

Balances as of December 31, 2008	3,192,515	5,365,016	18.81
Granted	(601,665)	601,665	41.65
Exercised	—	(1,724,110)	17.11
Canceled	1,133	(1,133)	12.69
Expired	(716)	—	—

Balances as of December 31, 2009	2,591,267	4,241,438	22.74
Granted	(552,765)	552,765	99.58
Exercised	—	(1,902,073)	24.75

Balances as of December 31, 2010	2,038,502	2,892,130	36.11	5.80	404,354

Vested and exercisable at December 31, 2010		2,892,130	36.11	5.80	404,354

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2010, 2009 and 2008 was $176.0 million, $44.7 million and $18.9 million, respectively.

Cash received from option exercises for the years ended December 31, 2010, 2009 and 2008 was $47.1 million, $29.5 million and $14.0 million, respectively.

The following table summarizes information on outstanding and exercisable options as of December 31, 2010:

Options Outstanding and Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$1.50	323,212	1.01	$1.50
$ 3.00 – $11.92	325,554	3.99	10.83
$ 12.38 – $19.48	303,127	4.58	16.36
$ 20.02 – $23.36	295,297	6.16	21.76
$ 23.48 – $27.11	307,885	5.80	25.95
$ 27.24 – $30.94	308,394	6.27	29.44
$ 31.00 – $40.62	303,057	5.22	35.34
$ 40.94 – $61.03	336,232	8.74	50.16
$ 69.70 – $134.91	301,154	9.40	96.88
$154.66 – $200.14	88,218	9.83	172.56

	2,892,130

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

	Year Ended December 31,
	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	46% – 54%	46% – 56%	50% – 60%
Risk-free interest rate	2.65% – 3.67%	2.60% – 3.62%	3.68% – 4.00%
Suboptimal exercise factor	1.78 – 3.28	1.73 – 2.01	1.76 – 2.04

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected term for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted. In the year ended December 31, 2010, the Company used a suboptimal exercise factor ranging from 2.15 to 3.28 for executives and 1.78 to 2.09 for non-executives, which resulted in a calculated expected term of the option grants of 6 years for executives and 4 years for non-executives. In the year ended December 31, 2009, the Company used a suboptimal exercise factor ranging from 1.87 to 2.01 for executives and 1.73 to 1.76 for non-executives, which resulted in a calculated expected term of the option grants of 4 years for executives and 3 years for non-executives. In the year ended December 31, 2008, the Company used a suboptimal exercise factor ranging from 1.90 to 2.04 for executives and 1.76 to 1.77 for non-executives, which resulted in a calculated expected term of the option grants of 4 years for executives and 3 years for non-executives.

The fair value of shares issued under the ESPP is estimated using the Black-Scholes option pricing model. The following table summarizes the assumptions used to value shares under the ESPP:

	Year Ended December 31,
	2010	2009	2008
Dividend yield	0%	0%	0%
Expected volatility	45%	42% – 55%	55% – 60%
Risk-free interest rate	0.24%	0.16% – 0.35%	1.23% – 1.58%
Expected life (in years)	0.5	0.5	0.5

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

In valuing shares issued under the Company’s employee stock options, the Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the contractual term of the options. In valuing shares issued under the Company’s ESPP, the Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the expected term of the shares. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company does not use a post-vesting termination rate as options are fully vested upon grant date. The weighted-average fair value of employee stock options granted during 2010, 2009 and 2008 was $49.31, $17.79 and $12.25 per share, respectively. The weighted-average fair value of shares granted under the employee stock purchase plan during 2010, 2009 and 2008 was $21.27, $10.53 and $8.28 per share, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases which were allocated as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Fulfillment expenses	$1,145	$380	$466
Technology and development	10,189	4,453	3,890
Marketing	3,043	1,786	1,886
General and administrative	13,619	5,999	6,022

Stock-based compensation expense before income taxes	27,996	12,618	12,264
Income tax benefit	(11,161)	(5,017)	(4,585)

Total stock-based compensation after income taxes	$16,835	$7,601	$7,679

8.	Income Taxes

The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Current tax provision:
Federal	$85,989	$55,104	$41,883
State	21,803	14,900	12,063

Total current	107,792	70,004	53,946
Deferred tax provision:
Federal	(1,602)	6,568	(3,680)
State	653	(240)	(1,792)

Total deferred	(949)	6,328	(5,472)

Provision for income taxes	$106,843	$76,332	$48,474

Income tax benefits attributable to the exercise of employee stock options at $62.2 million, $12.4 million and $4.6 million in 2010, 2009 and 2008, respectively, are recorded directly to additional paid-in-capital.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate to income before provision for income taxes is as follows:

	Year Ended December 31,
	2010	2009	2008
	(in thousands)
Expected tax expense at U.S. federal statutory rate of 35%	$93,694	$67,267	$46,060
State income taxes, net of Federal income tax effect	15,565	10,350	5,155
R&D tax credit	(3,254)	(1,600)	(3,321)
Stock-based compensation	(54)	(89)	108
Other	892	404	472

Provision for income taxes	$106,843	$76,332	$48,474

The tax effects of temporary differences and tax carryforwards that give rise to significant portions of the deferred tax assets are presented below:

	Year Ended December 31,
	2010	2009
	(in thousands)
Deferred tax assets/(liabilities):
Accruals and reserves	$1,764	$1,144
Depreciation	(5,970)	(3,259)
Stock-based compensation	19,084	16,824
R&D credits	4,351	3,178
Other	461	1,166

Deferred tax assets	$19,689	$19,053

In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2010 and 2009, it was considered more likely than not that substantially all deferred tax assets would be realized, and no valuation allowance was recorded.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 was signed into law. One of the major components of this legislation is the reinstatement of the Federal R&D credit retroactively to January 1, 2010. As a result, the Company recorded a Federal R&D credit of approximately $1.8 million as a discrete item in the fourth quarter of 2010.

The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the consolidated balance sheet. As of December 31, 2010, the total amount of gross unrecognized tax benefits was $20.7 million, of which $16.8 million, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balance as of December 31, 2008	$10,859
Increases related to tax positions taken during the current period	2,385

Balance as of December 31, 2009	$13,244
Increases related to tax positions taken during prior periods	1,150
Increases related to tax positions taken during the current period	6,283

Balance as of December 31, 2010	$20,677

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2010, the total amount of gross interest and penalties accrued was $1.7 million, which is classified as non-current liabilities in the consolidated balance sheet.

The Company files U.S. federal and state tax returns. The Company is currently under examination by the IRS for the years 2008 and 2009. The years 1997 through 2007 (which represent approximately $3.5 million of the gross unrecognized tax benefit) remain subject to examination by the IRS but their statute of limitations expires in 2011. The Company is currently under examination by the state of California for the years 2006 and 2007. The years 1997 through 2005 as well as 2008 and 2009 remain subject to examination by the state of California.

Given the potential outcome of the current examinations as well as the impact of the current examinations on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, at this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

9.	Employee Benefit Plan

The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 60% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board of Directors. During 2010, 2009 and 2008, the Company’s matching contributions totaled $2.8 million, $2.3 million and $2.0 million, respectively.

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

11.	Selected Quarterly Financial Data (Unaudited)

	December 31	September 30	June 30	March 31
	(in thousands)
2010
Total revenues	$595,922	$553,219	$519,819	$493,665
Gross profit	205,132	208,750	204,885	186,503
Net income	47,095	37,967	43,519	32,272
Net income per share:
Basic	$0.90	$0.73	$0.83	$0.61
Diluted	0.87	0.70	0.80	0.59

2009
Total revenues	$444,542	$423,120	$408,509	$394,098
Gross profit	169,056	147,846	139,266	134,830
Net income	30,913	30,141	32,443	22,363
Net income per share:
Basic	$0.58	$0.54	$0.56	$0.38
Diluted	0.56	0.52	0.54	0.37

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated: February 18, 2011	By:	/S/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: February 18, 2011	By:	/S/ DAVID WELLS
David Wells Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY

KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reed Hastings and David Wells, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ REED HASTINGS	President, Chief Executive Officer and Director (principal executive officer)	February 18, 2011
Reed Hastings

/S/ DAVID WELLS	Chief Financial Officer (principal financial and accounting officer)	February 18, 2011
David Wells

/S/ RICHARD BARTON	Director	February 18, 2011
Richard Barton

/S/ TIMOTHY M. HALEY	Director	February 18, 2011
Timothy M. Haley

/S/ JAY C. HOAG	Director	February 18, 2011
Jay C. Hoag

/S/ ANN MATHER	Director	February 18, 2011
Ann Mather

/S/ CHARLES H. GIANCARLO	Director	February 18, 2011
Charles H. Giancarlo

/S/ A. GEORGE BATTLE	Director	February 18, 2011
A. George Battle

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.8	Description of Director Equity Compensation Plan	8-K	000-49802	99.2	June 16, 2010

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

23.1	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the SEC on February 18, 2011, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2010 and 2009, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008 and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.

X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan