Form 10-Q
period 2011-03-31
NETFLIX INC
filed 2011-04-27
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of March 31, 2011, there were 52,519,159 shares of the registrant’s common stock, par value $0.001, outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements

NETFLIX, INC.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended
	March 31, 2011	March 31, 2010
Revenues	$718,553	$493,665

Cost of revenues:
Subscription	376,992	259,560
Fulfillment expenses	61,159	47,602

Total cost of revenues	438,151	307,162

Gross profit	280,402	186,503

Operating expenses:
Technology and development	50,905	37,399
Marketing	104,259	75,219
General and administrative	22,998	15,540

Total operating expenses	178,162	128,158

Operating income	102,240	58,345
Other income (expense):
Interest expense	(4,865)	(4,959)
Interest and other income	865	972

Income before income taxes	98,240	54,358
Provision for income taxes	38,007	22,086

Net income	$60,233	$32,272

Net income per share:
Basic	$1.14	$0.61

Diluted	$1.11	$0.59

Weighted average common shares outstanding:
Basic	52,759	52,911

Diluted	54,246	54,775

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$150,419	$194,499
Short-term investments	192,302	155,888
Current content library, net	265,933	181,006
Prepaid content	74,597	62,217
Other current assets	38,351	47,357

Total current assets	721,602	640,967
Content library, net	197,554	180,973
Property and equipment, net	134,800	128,570
Deferred tax assets	22,452	17,467
Other non-current assets	13,780	14,090

Total assets	$1,090,188	$982,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$301,009	$222,824
Accrued expenses	44,123	36,489
Current portion of lease financing obligations	2,141	2,083
Deferred revenue	143,045	127,183

Total current liabilities	490,318	388,579
Long-term debt	200,000	200,000
Lease financing obligations, excluding current portion	33,564	34,123
Other non-current liabilities	90,584	69,201

Total liabilities	814,466	691,903
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at March 31, 2011 and December 31, 2010; 52,519,159 and 52,781,949 issued and outstanding at March 31, 2011 and December 31, 2010, respectively	52	53
Additional paid-in capital	—	51,622
Accumulated other comprehensive income, net	590	750
Retained earnings	275,080	237,739

Total stockholders’ equity	275,722	290,164

Total liabilities and stockholders’ equity	$1,090,188	$982,067

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended
	March 31, 2011	March 31, 2010
Cash flows from operating activities:
Net income	$60,233	$32,272
Adjustments to reconcile net income to net cash provided by operating activities:
Acquisition of streaming content library	(192,307)	(50,475)
Amortization of content library	112,927	62,292
Depreciation and amortization of property, equipment, and intangibles	9,826	10,859
Stock-based compensation expense	12,264	5,502
Excess tax benefits from stock-based compensation	(15,654)	(7,424)
Other non-cash income	(925)	(3,160)
Deferred taxes	(4,982)	(2,761)
Changes in operating assets and liabilities:
Prepaid content	(12,380)	(4,963)
Other current assets	9,084	548
Accounts payable	77,963	17,340
Accrued expenses	22,670	13,746
Deferred revenue	15,862	12
Other non-current assets and liabilities	21,742	3,417

Net cash provided by operating activities	116,323	77,205

Cash flows from investing activities:
Acquisition of DVD content library	(22,119)	(36,902)
Purchases of short-term investments	(52,266)	(35,995)
Proceeds from sale of short-term investments	14,961	30,770
Proceeds from maturities of short-term investments	650	4,013
Purchases of property and equipment	(16,320)	(6,393)
Other assets	1,419	3,682

Net cash used in investing activities	(73,675)	(40,825)

Cash flows from financing activities:
Principal payments of lease financing obligations	(501)	(361)
Proceeds from issuance of common stock	6,762	9,918
Excess tax benefits from stock-based compensation	15,654	7,424
Repurchases of common stock	(108,643)	(107,724)

Net cash used in financing activities	(86,728)	(90,743)

Net decrease in cash and cash equivalents	(44,080)	(54,363)
Cash and cash equivalents, beginning of period	194,499	134,224

Cash and cash equivalents, end of period	$150,419	$79,861

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Notes to Consolidated Financial Statements

(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies

The accompanying consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the amortization methodology of the Company’s content library, the valuation of stock-based compensation and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. The actual results experienced by the Company may differ from management’s estimates.

The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2011. Interim results are not necessarily indicative of the results for a full year.

The Company is organized into two operating segments: Domestic (which includes the United States) and International. See Note 10 for further information about the Company’s operating segments.

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not impact any prior amounts of reported total assets or total liabilities, and did not impact stockholders’ equity, results of operations or cash flows.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

	Three months ended
	March 31, 2011	March 31, 2010
	(in thousands, except per share data)
Basic earnings per share:
Net income	$60,233	$32,272
Shares used in computation:
Weighted-average common shares outstanding	52,759	52,911

Basic earnings per share	$1.14	$0.61

Diluted earnings per share:
Net income	$60,233	$32,272
Shares used in computation:
Weighted-average common shares outstanding	52,759	52,911
Employee stock options and employee stock purchase plan shares	1,487	1,864

Weighted-average number of shares	54,246	54,775

Diluted earnings per share	$1.11	$0.59

Employee stock options with exercise prices greater than the average market price of the common stock during the period were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The number of options excluded is immaterial for all periods presented.

3. Short-Term Investments and Fair Value Measurement

The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following table summarizes, by major security type, our assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy:

	March 31,2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$135,887	$—	$—	$135,887
Level 1 securities (1):
Money market funds	4,996	—	—	4,996
Level 2 securities (2):
Corporate debt securities	113,384	825	(140)	114,069
Government and agency securities	90,921	311	(117)	91,115
Asset and mortgage-backed securities	1,158	58	—	1,216

	$346,346	$1,194	$(257)	$347,283

Less: Long-term restricted cash (1)				(4,562)

Total cash, cash equivalents and short-term investments				$342,721

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$194,146	$—	$—	$194,146
Level 1 securities (1):
Money market funds	4,914	—	—	4,914
Level 2 securities (3):
Corporate debt securities	109,745	1,043	(101)	110,687
Government and agency securities	42,062	331	(101)	42,292
Asset and mortgage-backed securities	2,881	168	(140)	2,909

	$353,748	$1,542	$(342)	354,948

Less: Long-term restricted cash (1)				(4,561)

Total cash, cash equivalents and short-term investments				$350,387

(1)	Includes $0.4 million that is included in cash and cash equivalents in the Company’s consolidated balance sheets and $4.6 million of long-term restricted cash that is included in other non-current assets in the Company’s consolidated balance sheets as these funds represent restricted cash related to workers compensation deposits.

(2)	Includes $14.1 million that is included in cash and cash equivalents in the Company’s consolidated balance sheets and $192.3 million included in short-term investments in the Company’s consolidated balance sheets.
(3)	Included in short-term investments in the Company’s consolidated balance sheets.

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

Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at March 31, 2011. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three months ended March 31, 2011 and 2010. In addition, there were no material gross realized gains or losses in the three months ended March 31, 2011 and 2010.

The estimated fair value of short-term investments by contractual maturity as of March 31, 2011 is as follows:

(in thousands)
Due within one year	$35,219
Due after one year and through 5 years	155,866
Due after 5 years and through 10 years	—
Due after 10 years	1,217

Total short-term investments	$192,302

4. Long-term Debt

As of March 31, 2011, the Company had $200.0 million of long-term debt outstanding. The debt consists of $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (the “Notes”). Interest on the Notes is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010.

The Notes include, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends, make distributions, or purchase or redeem our equity interests (each subject to specified exceptions). At March 31, 2011 and December 31, 2010, the Company was in compliance with these covenants.

Based on quoted market prices, the fair value of the Notes as of March 31, 2011 and December 31, 2010 was approximately $225.3 million and $225.0 million, respectively.

5. Balance Sheet Components

Content Library, Net

Content library and accumulated amortization are as follows:

	As of
	March 31, 2011	December 31, 2010
	(in thousands)
DVD content library, gross	$615,908	$627,392
Streaming content library, gross	605,355	441,637

Content library, gross	1,221,263	1,069,029
Less: accumulated amortization	(757,776)	(707,050)

Total content library, net	463,487	361,979
Less: Current content library, net	265,933	181,006

Content library, net	$197,554	$180,973

Property and Equipment, Net

Property and equipment and accumulated depreciation are as follows:

		As of
		March 31, 2011	December 31, 2010
		(in thousands)
Computer equipment	3 years	$59,984	$60,289
Operations and other equipment	5 years	91,527	72,368
Software, including internal-use software	3 years	27,911	26,961
Furniture and fixtures	3 years	12,333	11,438
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	38,354	36,530
Capital work-in-progress		5,720	16,882

Property and equipment, gross		276,510	265,149
Less: Accumulated depreciation		(141,710)	(136,579)

Property and equipment, net		$134,800	$128,570

Capital work-in-progress as of March 31, 2011 consists primarily of approximately $5.5 million of operations equipment not yet placed in service.

Other Non-Current Liabilities

Other non-current liabilities consisted of the following:

	As of
	March 31, 2011	December 31, 2010
	(in thousands)
Accrued content acquisition costs	$67,119	$48,179
Other	23,465	21,022

Other non-current liabilities	$90,584	$69,201

6. Other Comprehensive Income

Comprehensive income was $60.1 million and $32.5 million for the three months ended March 31, 2011 and 2010, respectively. The primary difference between net income as reported and comprehensive income is unrealized gains and losses on available-for-sale securities, net of tax.

7. Stockholders’ Equity

Stock Repurchases

Under the current stock repurchase plan, announced on June 11, 2010, the Company is authorized to repurchase up to $300 million of its common stock through the end of 2012. During the three months ended March 31, 2011, the Company repurchased 501,847 shares at an average price of $216 per share for an aggregate amount of $108.6 million. As of March 31, 2011, $132.0 million of this authorization is remaining. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by the Company are accounted for when the transaction is settled. As of March 31, 2011, there were 36,000 unsettled share repurchases at a total cost of $8.5 million. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. If additional paid in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares. During the quarter ended March 31, 2011, $22.9 million was deducted from retained earnings related to share repurchases.

Stock-Based Compensation

A summary of the activity related to the Company’s stock option plans during the three months ended March 31, 2011 is as follows:

		Options Outstanding		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price
Balances as of December 31, 2010	2,038,502	2,892,130	$36.11
Granted	(112,294)	112,294	201.07
Exercised	—	(239,057)	28.28

Balances as of March 31, 2011	1,926,208	2,765,367	43.48	5.88	$537,298

Vested and exercisable at March 31, 2011		2,765,367	43.48	5.88	$537,298

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended March 31, 2011 and 2010 was $44.1 million and $22.8 million, respectively.

Cash received from option exercises for the three months ended March 31, 2011 and 2010 was $6.8 million and $9.9 million, respectively.

The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model:

	Three Months Ended
	March 31, 2011	March 31, 2010
Dividend yield	0%	0%
Expected volatility	52%	46%
Risk-free interest rate	3.42%	3.67%
Suboptimal exercise factor	2.17-3.39	1.78-2.15

In the three months ended March 31, 2011, the Company used a suboptimal exercise factor of 3.39 for executives and 2.17, for non-executives, resulting in a calculated expected life of the option grants of eight years for executives and five years for non-executives. In the three months ended March 31, 2010, the Company used a suboptimal exercise factor of 2.15 for executives and 1.78 for non-executives, resulting in a calculated expected life of the option grants of five years for executives and four years for non-executives.

The weighted-average fair value of employee stock options granted during the three months ended March 31, 2011 and 2010 was $109.21 and $27.59 per share, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases for the three months ended March 31, 2011 and 2010 which was allocated as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Fulfillment expense	$560	$176
Technology and development	5,292	1,869
Marketing	1,249	643
General and administrative	5,163	2,814

Stock-based compensation expense before income taxes	12,264	5,502
Income tax benefit	(4,744)	(2,234)

Total stock-based compensation after income taxes	$7,520	$3,268

8. Income Taxes

The effective tax rates for the three months ended March 31, 2011 and 2010 were 38.7% and 40.6%, respectively. As of December 31, 2010, the Company had $20.7 million of gross unrecognized tax benefits. During the three months ended March 31, 2011, the Company had an increase in gross unrecognized tax benefits of approximately $1.9 million. The gross uncertain tax positions, if recognized by the Company, will result in a reduction of approximately $18.5 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as other non-current liabilities in the consolidated balance sheet. Income tax benefits attributable to the exercise of employee stock options of $15.1 million and $7.4 million, during the three month period ended March 31, 2011 and 2010, respectively, were recorded directly to additional paid-in-capital.

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of March 31, 2011, the total amount of gross interest and penalties accrued was $2.0 million, which is classified as non-current liabilities in the consolidated balance sheet.

The Company files U.S. federal and state tax returns. The Company is currently under examination by the IRS for the years 2008 and 2009. The years 1997 through 2007 (which represent approximately $3.5 million of the gross unrecognized tax benefit) remain subject to examination by the IRS but the statute of limitations for these years expires in 2011. The Company is currently under examination by the state of California for the years 2006 and 2007. The years 1997 through 2005, as well as 2008 and 2009, remain subject to examination by the state of California.

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

9. Commitments and Contingencies

Streaming Content

The Company had $1,634.0 million and $1,075.2 million of commitments at March 31, 2011 and December 31, 2010, respectively, related to streaming content license agreements that do not meet content library recognition criteria. The expected timing of payments for these commitments ranges from less than one year to more than 5 years. The license agreements do not meet content library recognition criteria because either the fee is not known or reasonably determinable for a specific title or it is known but the title is not yet available for streaming to subscribers.

The Company also has entered into certain license agreements that include an unspecified or a maximum number of titles that the Company may or may not receive in the future and /or that include pricing contingent upon certain variables, such as domestic theatrical exhibition receipts for the title. As of the reporting date, it is unknown whether the Company will receive access to these titles or what the ultimate price per title will be. However such amounts, which are not included in the commitments described above, are expected to be significant.

The Company has a license with a certain performing rights organization (“PRO”), and is currently involved in negotiations with other PROs, that hold certain rights to music used in connection with streaming content. For the latter, the Company accrues for estimated royalties that are due to PROs and adjusts these accruals based on any changes in estimates. While the Company anticipates finalizing these negotiations, the outcome of these negotiations is uncertain. Additionally, pending litigation between certain PROs and other third parties could impact our negotiations. If the Company is unable to reach mutually acceptable terms with the PROs, the Company could become involved in similar litigation. The results of any negotiation or litigation may be materially different from management’s estimates.

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

On March 29, 2010, Parallel Networks, LLC filed a complaint for patent infringement against the Company and others in the United States District Court for the Eastern District of Texas, captioned Parallel Networks, LLC v. Abercrombie & Fitch Co., et. al , Civil Action No 6:10-cv-00111-LED. The complaint alleges that the Company infringed U.S. Patent No. 6,446,111 entitled “Method and Apparatus for Client-Server Communication Using a Limited Capability Client Over a Low-Speed Communication Link,” issued on September 3, 2002. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) 450 Contingencies; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

On September 25, 2009, Alcatel-Lucent USA Inc. filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned Alcatel-Lucent USA Inc. v. Amazon.com Inc., et. al, Civil Action No. 6:09-cv-422. The complaint alleges that the Company infringed U.S. Patents Nos. 5,649,131 entitled “Communications Protocol” issued on July 15, 1997; 5,623,656 entitled “Script Based Data Communication System and Method Utilizing State Memory” issued on April 22, 1997; and 5,404,507 entitled “Apparatus and Method for Finding Records in a Database by Formulating a Query Using Equivalent Terms Which Correspond to Terms in the Input Query,” issued April 4, 1995. The complaint seeks unspecified compensatory and enhanced damages, interest, costs and fees, and seeks to permanently enjoin the Company from infringing the patents in the future. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by ASC 450; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

In January through April of 2009, a number of purported anti-trust class action suits were filed against the Company in various United States Federal Courts. Wal-Mart Stores, Inc. and Walmart.com USA LLC (collectively, Wal-Mart) were also named as defendants in these suits. These cases have been transferred by the Judicial Panel on Multidistrict Litigation to the Northern District of California to be consolidated or coordinated for pre-trial purposes, and have been assigned the multidistrict litigation number MDL-2029. A number of substantially similar suits were filed in California State Courts, and have been consolidated in Santa Clara County. The plaintiffs, who are current or former Netflix customers, generally allege that Netflix and Wal-Mart entered into an agreement to divide the markets for sales and online rentals of DVDs in the United States, which resulted in higher Netflix subscription prices. On March 19, 2010, plaintiffs filed a motion to certify a class consisting of “any person or entity in the United States that paid a subscription fee to Netflix on or after May 19, 2005 up to and including the date of class certification” with certain exceptions. The Court granted the motion for class certification on December 23, 2010. A number of other cases have been filed in Federal and State courts by current or former subscribers to the online DVD rental service offered by Blockbuster Inc., alleging injury arising from similar facts. These cases have been related to MDL 2029 or, in the case of the California State cases, coordinated with the cases in Santa Clara County. On March 8, 2011, the Company filed a motion for summary judgment in Federal Court with respect to the suits brought on behalf of Blockbuster subscribers. The summary judgment motion was heard on April 20, 2011. On August 27, 2010, Wal-Mart stated that it had settled the cases with both the Netflix and Blockbuster plaintiffs. A hearing on the plaintiffs’ motion for preliminary approval of the settlement was heard on February 9, 2011. On March 9, 2011, the Court denied plaintiffs’ motion for preliminary approval of the settlement. On April 18, 2011, Wal-Mart stated that it had entered into a revised settlement agreement in principle with the Netflix plaintiffs only. Netflix is not part of the settlement and continues to litigate these cases. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by ASC 450; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

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

Indemnification

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

10. Segment Information

In September 2010, the Company began international operations by offering an unlimited streaming plan without DVDs in Canada. At that time, the Company began segmenting operating results into two segments: Domestic and International. The Company presents the segment information along the same lines that the Company’s chief operating decision maker reviews the operating results in assessing performance and allocating resources. The Company’s chief operating decision maker reviews revenue and operating income (loss) information for each of the reportable segments.

The Domestic segment derives revenue from monthly subscription services consisting of streaming content and DVD-by-mail. The International segment derives revenue from monthly subscription services consisting solely of streaming content.

Segment operating income (loss) includes allocations of “Cost of Revenues” which includes allocations of streaming content, streaming delivery and fulfillment costs, as well as allocations of “Marketing”, “Technology and Development” and “General and Administrative” operating expenses. The vast majority of the Company’s costs for “Technology and Development” and “General and Administrative” are incurred in the United States and are allocated to our Domestic segment. There are no internal revenue transactions between our reporting segments. In addition, the Company does not identify or allocate our assets by reportable segment and all of our long lived assets are held in the United States.

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Three Months Ended
	March 31, 2011	March 31, 2010
	(in thousands)
Domestic
Total subscribers at end of period	22,797	13,967
Revenues	$706,274	$493,665
Cost of revenues and operating expenses	593,292	435,320

Segment operating income	$112,982	$58,345

International
Total subscribers at end of period	803
Revenues	$12,279	$—
Cost of revenues and operating expenses	23,021	—

Segment operating income (loss)	$(10,742)	$—

Consolidated
Total subscribers at end of period	23,600	13,967
Revenues	$718,553	$493,665
Cost of revenues and operating expenses	616,313	435,320

Operating income	$102,240	$58,345
Other income (expense)	(4,000)	(3,987)
Provision for income taxes	38,007	22,086
Net income	$60,233	$32,272

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the growth of Internet delivery of content; the market opportunity for streaming content; our focus within the subscription segment of the entertainment video market; operating margins; liquidity; subscriber revenue; our pricing strategy; DVD usage and shipments; the fading differentiation of DVD; our content library investments; future contractual obligations; international expansion; and our stock-based compensation expense for 2011. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2011, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

Overview

With more than 23 million subscribers as of March 31, 2011, we are the world’s leading Internet subscription service for enjoying TV shows and movies. Our subscribers can instantly watch unlimited TV shows and movies streamed over the Internet to their TVs, computers and mobile devices and, in the United States, subscribers can also receive standard definition DVDs, and their high definition successor, Blu-ray discs (collectively referred to as “DVD”), delivered quickly to their homes.

Our core strategy is to grow our streaming subscription business domestically and globally. We are continuously improving the customer experience, with a focus on expanding our streaming content, enhancing our user interface and extending our streaming service to even more Internet-connected devices, while staying within the parameters of our operating margin targets.

By continuously improving the customer experience, we believe we drive additional subscriber growth in the following ways:

•	Additional subscriber growth enables us to obtain more content, which in turn drives more subscriber growth.

•	Additional subscriber growth leads to greater word-of-mouth promotion of our service, which in turn leads to more subscriber growth at an increasingly cost-effective marketing spend.

•	Additional subscriber growth enables us to invest in further improvements to our service offering, which in turn leads to more subscriber growth.

The following represents our consolidated performance highlights for the three months ended March 31, 2011, December 31, 2010 and March 31, 2010:

	Three Months Ended			Change
	March 31, 2011	December 31, 2010	March 31, 2010	Q1’11 vs. Q1’10	Q1’11 vs. Q4’10
	(in thousands except per share data and percentages)
Revenues	$718,553	$595,922	$493,665	45.6%	20.6%
Operating income	102,240	78,453	58,345	75.2%	30.3%
Net income	60,233	47,095	32,272	86.6%	27.9%
Net income per share - diluted	$1.11	$0.87	$0.59	88.1%	27.6%
Total subscribers at end of period	23,600	20,010	13,967	69.0%	17.9%
Net subscriber additions	3,590	3,077	1,699	111.3%	16.7%

In September 2010, we began international operations by offering an unlimited streaming plan without DVDs in Canada. As of March 31, 2011, our international segment had over 0.8 million subscribers and had revenues of $12.3 million and an operating loss of $10.7 million for the three months ended March 31, 2011. Substantially all of our revenues, operating income and net income are still generated in the United States. We anticipate further international expansion into an additional market in the second half of 2011 and will manage our business going forward with two distinct operating segments: Domestic (which includes the United States) and International.

We believe that DVD will be a fading differentiator given the explosive growth of streaming, and that in order to prosper in streaming we must concentrate on having the best possible streaming service. As a result, we are beginning to treat them separately in many ways. For example, our signup page for non-members is focused on streaming. While DVD rentals are still a great business for us, and we are working on solutions to make sure DVD continues to be a profitable business for us in the years ahead, we do not believe it is core to the success of our streaming business.

Results of Operations

The following table sets forth, for the periods presented, the line items in our consolidated statements of operations as a percentage of total revenues. The information contained in the table below should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the entirety of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended
	March 31, 2010	December 31, 2010	March 31, 2010
Revenues	100.0%	100.0%	100.0%

Cost of revenues:
Subscription	52.5%	56.5%	52.6%
Fulfillment expenses	8.5%	9.1%	9.6%

Total cost of revenues	61.0%	65.6%	62.2%

Operating expenses:
Technology and development	7.1%	7.7%	7.6%
Marketing	14.5%	10.6%	15.2%
General and administrative	3.2%	3.0%	3.2%

Total operating expenses	24.8%	21.3%	26.0%

Operating income	14.2%	13.1%	11.8%
Other income (expense):
Interest expense	(0.7)%	(0.8)%	(1.0)%
Interest and other income	0.2%	0.2%	0.2%

Income before income taxes	13.7%	12.5%	11.0%
Provision for income taxes	5.3%	4.6%	4.5%

Net income	8.4%	7.9%	6.5%

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

We offer subscription plans in the United States and Canada that allow our subscribers to instantly watch unlimited TV shows and movies streamed over the Internet to their TVs, computers and mobile devices. In the United States, we offer a variety of subscription plans that, in addition to streaming, offer subscribers DVDs by mail. The price per plan varies based on the number of DVDs that a subscriber may have out at any given point. Customers electing access to high definition Blu-ray discs in addition to standard definition DVDs pay a surcharge ranging from $1 to $4 per month for our most popular plans.

The following table presents our ending subscriber information:

	As of
	March 31, 2011	December 31, 2010	March 31, 2010
	(in thousands, except percentages)
Free subscribers	1,522	1,742	345
As a percentage of total subscribers (1)	6.4%	8.7%	2.5%
Paid subscribers	22,078	18,268	13,622
As a percentage of total subscribers	93.6%	91.3%	97.5%
Total subscribers	23,600	20,010	13,967

(1)	The 3.9 percentage point increase in free subscribers as a percentage of total subscribers as of March 31, 2011 as compared to March 31, 2010 is due to the expanded use of our one month free trial subscriptions over the previously used two week free trials.

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	March 31, 2011	March 31, 2010	Q1’11 vs. Q1’10
	(in thousands, except percentages and average monthly revenue per paying subscriber)
Revenues	$718,553	$493,665	45.6%
Domestic	706,274	493,665	43.1%
International	12,279	—	—
Other domestic data:
Average number of paying subscribers	19,670	12,757	54.2%
Average monthly revenue per paying subscriber	$11.97	$12.90	(7.2)%

The $224.9 million increase in our consolidated revenues was primarily a result of the 54.2% growth in the domestic average number of paying subscribers arising from the continuous improvement to our customer experience which in turn, drives consumer awareness of our service benefits. This increase was partially offset by a 7.2% decline in the domestic average monthly revenue per paying subscriber to $11.97, resulting from the continued growth of our lower priced subscription plans. As of March 31, 2011, approximately 90% of our domestic subscriber base has chosen either the unlimited streaming plan without DVDs at $7.99 per month or a 1 or 2 DVD-out unlimited plan, which are priced at $9.99 and $14.99 per month, respectively. As of March 31, 2010 approximately 72% of our domestic subscriber base had chosen either the 1 or 2 DVD-out unlimited plan, as the unlimited streaming plan was not introduced until September 2010.

Three months ended March 31, 2011 as compared to the three months ended December 31, 2010

	Three Months Ended		Change
	March 31, 2011	December 31, 2010	Q1’11 vs. Q4’10
	(in thousands, except percentages and average monthly revenue per paying subscriber)
Revenues	$718,553	$595,922	20.6%
Domestic	706,274	592,305	19.2%
International	12,279	3,617	239.5%
Other domestic data:
Average number of paying subscribers	19,670	16,899	16.4%
Average monthly revenue per paying subscriber	$11.97	$11.68	2.5%

The $122.6 million increase in our consolidated revenues was primarily a result of the 16.4% growth in the domestic average number of paying subscribers. We believe this is due to the continuous improvement to our customer experience which in turn, drives consumer awareness of our service benefits available to paying subscribers. This increase was also attributed to an increase in the domestic average monthly revenue per paying subscriber due to a price increase that went into effect in January 2011. Going forward, we believe the domestic average monthly revenue per paying subscriber will revert back to a slight decline as streaming only becomes a larger part of the overall subscriber mix.

Until the average price paid by our new subscriber additions is equal to the average price paid by existing subscribers, our average monthly revenue per paying subscriber will continue to decline. We expect the lower priced plans to continue to grow as a percentage of our subscriber base.

Cost of Revenues

Cost of Subscription

Cost of subscription revenues consists of expenses related to the acquisition and licensing of content, as well as content delivery costs related to providing streaming content and shipping DVDs to subscribers. Costs related to free-trial periods are allocated to marketing expenses.

Content acquisition and licensing expenses consist primarily of amortization of streaming content licenses, which may or may not be recognized in streaming content library, amortization of DVD content library and revenue sharing expenses. We obtain content through streaming content license agreements, DVD direct purchases and DVD and streaming revenue sharing agreements with studios, distributors and other suppliers.

Content delivery expenses consist of the postage costs to mail DVDs to and from our paying subscribers, the packaging and label costs for the mailers and all costs associated with streaming content over the Internet. We utilize third-party content delivery networks to help us efficiently stream content in high volume to our subscribers over the Internet.

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	March 31, 2011	March 31, 2010	Q1’11 vs. Q1’10
	(in thousands, except percentages)
Cost of Subscription	$376,992	$259,560	45.2%
As a percentage of revenues	52.5%	52.6%

The $117.4 million increase in cost of subscription revenues was due to the following factors:

•	Content acquisition and licensing expenses increased by $110.5 million primarily attributable to licensing of streaming content, partially offset by decreases in DVD content acquisition costs; and

•

Content delivery expenses increased $6.9 million primarily due to an increase in costs associated with streaming content over the Internet resulting from an increase in the total number of hours of streaming content viewed by our subscribers.

Three months ended March 31, 2011 as compared to the three months ended December 31, 2010

	Three Months Ended		Change
	March 31, 2011	December 31, 2010	Q1’11 vs. Q4’10
	(in thousands, except percentages)
Cost of Subscription	$376,992	$336,756	11.9%
As a percentage of revenues	52.5%	56.5%

The $40.2 million increase in cost of subscription revenues was due to the following factors:

•

Content acquisition and licensing expenses increased by $29.8 million. This increase was primarily attributable to licensing of streaming content, partially offset by decreases in DVD content acquisition costs; and

•

Content delivery expenses increased $10.4 million primarily due to a 5.6% increase in the number of DVDs mailed to paying subscribers. The increase in the number of DVDs mailed was driven by a 16.4% increase in the domestic average number of paying subscribers, partially offset by a 9.3% decline in monthly DVD rentals per domestic average paying subscriber primarily attributed to the growing popularity of our lower priced plans and growth in streaming. In addition, content delivery expenses increased due to higher costs associated with streaming content over the Internet resulting from an increase in the total number of hours of streaming content viewed by our subscribers. Streaming hours are currently growing faster than DVD hours and we expect DVD shipments will be flat to declining in future periods.

Fulfillment Expenses

Fulfillment expenses represent those expenses incurred in content processing including operating and staffing our shipping centers as well as receiving, encoding, inspecting and warehousing our content library. Fulfillment expenses also include operating and staffing our customer service centers and credit card fees.

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	March 31, 2011	March 31, 2010	Q1’11 vs. Q1’10
	(in thousands, except percentages)
Fulfillment expenses	$61,159	$47,602	28.5%
As a percentage of revenues	8.5%	9.6%

The $13.6 million increase in fulfillment expenses was due to the following:

•	Credit card fees increased $8.7 million as a result of the 45.6% growth in revenues; and

•	Content processing and customer service expenses increased $4.9 million primarily due to a $4.0 million increase in personnel-related costs resulting from salary increases.

Three months ended March 31, 2011 as compared to the three months ended December 31, 2010

	Three Months Ended		Change
	March 31, 2011	December 31, 2010	Q1’11 vs. Q4’10
	(in thousands, except percentages)
Fulfillment expenses	$61,159	$54,034	13.2%
As a percentage of revenues	8.5%	9.1%

The $7.1 million increase in fulfillment expenses was due to the following:

•	Credit card fees increased $3.7 million as a result of the 20.6% growth in revenues; and

•	Content processing and customer service expenses increased $3.4 million primarily due to a $3.1 million increase in personnel-related costs resulting from salary increases.

Gross Margin

	Three Months Ended		Change
	March 31, 2011	March 31, 2010	Q1’11 vs. Q1’10
	(in thousands, except percentages and average monthly gross profit per paying subscriber)
Gross profit	$280,402	$186,503	50.3%
Gross margin	39.0%	37.8%

	Three Months Ended		Change
	March 31, 2011	December 31, 2010	Q1’11 vs. Q4’10
	(in thousands, except percentages and average monthly gross profit per paying subscriber)
Gross profit	$280,402	$205,132	36.7%
Gross margin	39.0%	34.4%

Gross margin increased from the prior periods. We believe that income from operations is a more meaningful measure than gross profit and gross margin for managing the business.

Technology and Development

Technology and development expenses consist of payroll and related costs incurred in making improvements to our service offering, including testing, maintaining and modifying our user interface, our recommendation and merchandising technology, as well as, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include costs associated with computer hardware and software, and in 2010, included certain costs paid for third-party Internet-based or “cloud” computing services used in connection with our business.

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	March 31, 2011	March 31, 2010	Q1’11 vs. Q1’10
	(in thousands, except percentages)
Technology and development	$50,905	$37,399	36.1%
As a percentage of revenues	7.1%	7.6%

The $13.5 million increase in technology and development expenses was primarily the result of an increase in personnel-related costs. This increase in personnel-related costs is due to a 32% growth in headcount supporting continued improvements in our service coupled with a $3.4 million increase in stock-based compensation expense.

Three months ended March 31, 2011 as compared to the three months ended December 31, 2010

	Three Months Ended		Change
	March 31, 2011	December 31, 2010	Q1’11 vs. Q4’10
	(in thousands, except percentages)
Technology and development	$50,905	$45,959	10.8%
As a percentage of revenues	7.1%	7.7%

The $4.9 million increase in technology and development expenses was primarily the result of an increase in personnel-related costs. This increase in personnel-related costs is primarily due to a 10% growth in headcount supporting continued improvements to our service coupled with a $2.0 million increase in stock-based compensation expense.

Marketing

Marketing expenses consist primarily of advertising expenses and also include payments made to our affiliates and consumer electronics partners and payroll related expenses. Advertising expenses include promotional activities such as television and online advertising as well as allocated costs of revenues relating to free trial periods. Payments to our affiliates and consumer electronics partners may be in the form of a fixed-fee or may be a revenue sharing payment.

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	March 31, 2011	March 31, 2010	Q1’11 vs. Q1’10
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$104,259	$75,219	38.6%
As a percentage of revenues	14.5%	15.2%
Other domestic data:
Gross subscriber additions	6,299	3,492	80.4%
Subscriber acquisition cost	$14.38	$21.54	(33.2)%
Churn	3.9%	3.8%	2.6%

The $29.0 million increase in marketing expenses was primarily attributable to a $25.1 million increase in marketing program spending, primarily from increased spending in television and radio advertising, coupled with an increase in our online advertising and payments to our affiliates. These increases were offset by a decrease in partner programs and inserts. Domestic subscriber acquisition cost decreased primarily due to continued strong organic subscriber growth.

Three months ended March 31, 2011 as compared to the three months ended December 31, 2010

	Three Months Ended		Change
	March 31, 2011	December 31, 2010	Q1’11 vs. Q4’10
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$104,259	$62,849	65.9%
As a percentage of revenues	14.5%	10.6%
Other domestic data:
Gross subscriber additions	6,299	5,132	22.7%
Subscriber acquisition cost	$14.38	$10.87	32.3%
Churn	3.9%	3.7%	5.4%

The $41.4 million increase in marketing expenses was primarily attributable to a $39.8 million increase in marketing program spending, primarily from increased spending in online advertising and payments to our affiliates, coupled with increased spending in direct mail and television advertising. Domestic subscriber acquisition cost increased due to an increase in the marketing program spending.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, as well as recruiting, professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	March 31, 2011	March 31, 2010	Q1’11 vs. Q1’10
	(in thousands, except percentages)
General and administrative	$22,998	$15,540	48.0%
As a percentage of revenues	3.2%	3.2%

The $7.5 million increase in general and administrative expenses was primarily attributable to an increase of $4.4 million in personnel-related, attributed to a $2.4 million increase in stock-based compensation expense and a 19% increase in headcount. Legal costs increased $1.1 million primarily resulting from ongoing litigation of claims against us.

Three months ended March 31, 2011 as compared to the three months ended December 31, 2010

	Three Months Ended		Change
	March 31, 2011	December 31, 2010	Q1’11 vs. Q4’10
	(in thousands, except percentages)
General and administrative	$22,998	$17,871	28.7%
As a percentage of revenues	3.2%	3.0%

The $5.1 million increase in general and administrative expenses was primarily attributable to an increase in personnel-related costs of $2.0 million, attributed to a $1.4 million increase in stock-based compensation expense and a 4% increase in headcount. Legal costs increased $1.5 million primarily resulting from ongoing litigation of claims against us.

Interest Expense

Interest expense consists primarily of the interest on our 8.50% senior notes, including the amortization of debt issuance costs, as well as the interest on our lease financing obligations.

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	March 31, 2011	March 31, 2010	Q1’11 vs. Q1’10
	(in thousands, except percentages)
Interest expense	$4,865	$4,959	(1.9)%
As a percentage of revenues	0.7%	1.0%

Interest expense was relatively flat as compared to the prior period.

Three months ended March 31, 2011 as compared to the three months ended December 31, 2010

	Three Months Ended		Change
	March 31, 2011	December 31, 2010	Q1’11 vs. Q4’10
	(in thousands, except percentages)
Interest expense	$4,865	$4,832	0.7%
As a percentage of revenues	0.7%	0.8%

Interest expense was relatively flat as compared to the prior period.

Income Taxes

Three months ended March 31, 2011 as compared to the three months ended March 31, 2010

	Three Months Ended		Change
	March 31, 2011	March 31, 2010	Q1’11 vs. Q1’10
	(in thousands, except percentages)
Provision for income taxes	$38,007	$22,086	72.1%
Effective tax rate	38.7%	40.6%

Our effective tax rate for the first quarter of 2011 was 38.7% and differed from the federal statutory rate due primarily to state taxes which were partially offset by the Federal and California R&D tax credits. The decrease in our effective tax rate was primarily attributable to the reinstatement of the Federal R&D credit in December 2010 not reflected in the three months ended March 31, 2010 and a lower effective tax rate for California.

Three months ended March 31, 2011 as compared to the three months ended December 31, 2010

	Three Months Ended		Change
	March 31, 2011	December 31, 2010	Q1’11 vs. Q4’10
	(in thousands, except percentages)
Provision for income taxes	$38,007	$27,464	38.4%
Effective tax rate	38.7%	36.8%

The increase in our effective tax rate was primarily attributable to the retroactive reinstatement of the Federal R&D credit resulting in all of the R&D credit for 2010 being recorded in the fourth quarter of 2010.

Liquidity and Capital Resources

Our primary source of liquidity has been cash generated from operations. Additionally, in November 2009, we issued $200 million of our 8.50% senior notes due in 2017. Our primary uses of cash include payroll related expenses, shipping and packaging expenses, marketing, our stock repurchase programs, the acquisition and licensing of content, and capital expenditures related to information technology and automation equipment. We expect to continue to make substantial investments to obtain content, and in particular expect to increase spending associated with streaming content. These investments could impact our liquidity and in particular our operating cash flows.

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

On June 11, 2010, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase $300 million of our common stock through the end of 2012. As of March 31, 2011, $132.0 million of this authorization was remaining. The timing and actual number of shares repurchased will depend on various factors, including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

The following table highlights selected measures of our liquidity and capital resources (in thousands):

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Net cash provided by operating activities	$116,323	$96,717	$77,205
Net cash used in investing activities	(73,675)	(58,183)	(40,825)
Net cash (used in) provided by financing activities	(86,728)	42,857	(90,743)

Operating Activities

Cash provided by operating activities increased $39.1 million or 50.7% during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily due to an increase in cash received from subscribers for subscription fees of $240.7 million, resulting from a 54.2% increase in the domestic average number of paying subscribers. This increase was partially offset by increased payments for content acquisition and licensing other than DVD content library of $145.4 million, coupled with increased content delivery expenses of $6.9 million primarily resulting from higher costs associated with delivering streaming content, increased payments for advertising and to our affiliates of $9.5 million, increased payroll expenses of $15.1 million, increased fulfillment expenses of $13.6 million, and increased income tax payments of $5.5 million.

Cash provided by operating activities increased $19.6 million or 20.3% during the three months ended March 31, 2011 as compared to the three months ended December 31, 2010, primarily due to an increase in cash received from subscribers for subscription fees of $114.3 million, resulting from a 16.4% increase in the domestic average number of paying subscribers. This increase was partially offset by increased payments for content acquisition and licensing other than DVD content library of $42.1 million, coupled with increased content delivery expenses of $10.5 million primarily resulting from higher costs associated with delivering streaming, increased payments for advertising and to our affiliates of $22.1 million, increased payroll expenses of $10.0 million and increased fulfillment expenses of $7.1 million.

Investing Activities

During the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, cash used in investing activities increased $32.9 million primarily due to a $19.2 million decrease in the proceeds from the sales and maturities of available-for-sale securities coupled with a $16.3 million increase in the purchases of available-for-sale securities. In addition, purchases of property and equipment increased $9.9 million due to purchases of automation equipment for our various shipping centers. These increases in cash outflows were partially offset by a $14.8 million decrease in acquisitions of DVD content library, as more DVDs were obtained through revenue sharing agreements as compared to the same prior year period.

During the three months ended March 31, 2011 as compared to the three months ended December 31, 2010, cash used in investing activities increased $15.5 million primarily due to an $18.1 million increase in the purchases of available-for-sale securities coupled with a $5.7 million decrease in the proceeds from the sales and maturities of available-for-sale securities. These increases in cash outflows were partially offset by a $10.8 million decrease in acquisitions of DVD content library, as more DVDs were obtained through revenue sharing agreements as compared to the same prior year period.

Financing Activities

During the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, cash used in financing activities decreased $4.0 million primarily due to an $8.2 million increase in the excess tax benefits from stock-based compensation partially offset by a $3.2 million decrease in proceeds from the issuance of common stock.

During the three months ended March 31, 2011 as compared to the three months ended December 31, 2010, cash used in financing activities increased $129.6 million primarily due to a $108.6 million increase in stock repurchases, coupled with an $11.9 million decrease in the excess tax benefits from stock-based compensation and a $9.1 million decrease in proceeds from the issuance of common stock.

Effect of Exchange Rates

Revenues in our International segment, as well as some of the related expenses incurred in the International segment, are denominated in the local currency. During the three months ended March 31, 2011, the gains or losses on foreign exchange transactions and the effect of exchange rate changes on cash and cash equivalents were immaterial.

Free Cash Flow

We define free cash flow as cash provided by operating and investing activities excluding the non-operational cash flows from purchases and sales of short-term investments. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, repurchase our stock, and for certain other activities. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. The following table reconciles net cash provided by operating activities, a GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
	(in thousands)
Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	$116,323	$96,717	$$77,205
Acquisition of DVD content library	(22,119)	(32,908)	(36,902)
Purchases of property and equipment	(16,320)	(14,431)	(6,393)
Other assets	1,419	2,055	3,682

Non-GAAP free cash flow	$79,303	$51,433	$37,592

In comparing free cash flow to net income, the major recurring differences are stock-based compensation expense, deferred revenue, taxes, semi-annual interest payments on the Notes and content acquisition and licensing. Because consumers use credit cards to buy from us, our receivables from customers settle quickly and deferred revenue is a source of cash flow. For streaming content, we typically enter into multi-year licenses with studios and other distributors that may result in an increase in content library and a corresponding increase in liabilities in the consolidated balance sheet.

Free cash flow for the three months ended March 31, 2011 as compared to March 31, 2010 increased $41.7 million primarily due to increased net income of $28.0 million, increased stock-based compensation expense of $6.8 million, increased deferred revenue of $15.9 million and decreased tax prepayments of $10.6 million. This was partially offset by an increase in excess streaming and DVD content payments over expenses of $20.1 million. Payments for content increased $130.6 million while content expenses increased $110.5 million.

Free cash flow for the three months ended March 31, 2011 as compared to December 31, 2010 increased $27.9 million primarily due to increased net income of $13.1 million, increased stock-based compensation expense of $4.0 million, decreased tax prepayments of $9.7 million and decreased interest payments of $8.5 million. This was partially offset by decreased deferred revenue of $8.3 million, coupled with an increase in excess streaming and DVD content payments over expenses of $1.5 million. Payments for content increased $31.3 million while content expenses increased $29.8 million.

Contractual Obligations

For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of March 31, 2011. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at March 31, 2011:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year(3)	1-3 years	3-5 years	More than 5 years
8.50% senior notes	$319,000	$17,000	$34,000	$34,000	$234,000
Operating lease obligations	52,414	14,132	22,574	11,566	4,142
Lease financing obligations (1)	22,312	4,129	6,902	5,886	5,395
Content obligations (2)	1,843,943	642,898	800,619	392,583	7,843
Other purchase obligations	155,270	76,352	74,543	4,375	—

Total	$2,392,939	$754,511	$938,638	$448,410	$251,380

(1)	Represents the lease financing obligations for our Los Gatos, California headquarters.

(2)	Content obligations include agreements to acquire and license content that represent long-term liabilities or that are not reflected on the consolidated balance sheets. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/ or pricing as of the reporting date. For those agreements that include renewal provisions that are solely at the option of the content provider, we include the commitments associated with the renewal period to the extent such commitments are fixed or a minimum amount is specified. For these reasons, the amounts presented in the table may not provide a reliable indicator of our expected future cash outflows.

We have entered into certain license agreements that include an unspecified or a maximum number of titles that we may or may not receive in the future and/or that include pricing contingent upon certain variables, such as domestic theatrical exhibition receipts for the title. As of the reporting date, it is unknown whether we will receive access to these titles or what the ultimate price per title will be. Accordingly such amounts are not reflected in the above contractual obligations table. However, such amounts are expected to be significant and the expected timing of payments for these commitments could range from one year to more than five years.

(3)	For purposes of this table, less than one year does not include liabilities which are reflected on the consolidated balance sheets.

As of March 31, 2011, we had gross unrecognized tax benefits of $22.6 million and an additional $2.0 million for gross interest and penalties classified as non-current liabilities in the consolidated balance sheet. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.

Indemnification

The information set forth under Note 9 in the notes to the consolidated financial statements under the caption “Indemnification” is incorporated herein by reference.

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

We obtain content distribution rights in order to stream TV shows and movies to subscribers’ TVs, computers and mobile devices. Streaming content is generally licensed for a fixed-fee for the term of the license agreement which may have multiple windows of availability. The license agreement may or may not be recognized in content library.

When the streaming license fee is known or reasonably determinable for a specific title and the specific title is first available for streaming to subscribers, the title is recognized on the consolidated balance sheets as current content library for the portion available for streaming within one year and as non-current content library for the remaining portion. New titles recognized in the content library are classified in the line item “Acquisition of streaming content library” within net cash provided by operating activities in the consolidated statements of cash flows. We amortize the content library on a straight-line basis over each title’s window of availability. The amortization is classified in “Cost of revenues - Subscription” in the consolidated statements of operations and in the line item “Amortization of content library” within net cash provided by operating activities in the consolidated statements of cash flows. For the titles recognized in content library, the license fees due but not paid are classified on the consolidated balance sheets as “Accounts payable” for the amounts due within one year and as “Other non-current liabilities” for the amounts due beyond one year. Changes in these liabilities are classified in the line items “Accounts payable” and “Other assets and liabilities” within net cash provided by operating activities in the consolidated statement of cash flows. We record the streaming content library assets and their related liability on our consolidated balance sheet at the gross amount of the liability. Commitments for the titles not yet available for streaming are not yet recognized in the content library and are included in Note 9 to the consolidated financial statements.

When the streaming license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for recognition in the content library. The license fee is not known or reasonably determinable for a specific title in fixed fee license agreements that do not specify the number of titles, the license fee per title and the windows of availability per title. Over the term of these agreements, we typically make periodic fixed prepayments that are classified in prepaid content on the consolidated balance sheets. We amortize the license fees on a straight-line basis over the term of each license agreement. The amortization is classified in cost of subscription in the consolidated statements of operations and in the line item “Net income” within net cash provided by operating activities in the consolidated statements of cash flows. Changes in prepaid content are classified within net cash provided by operating activities in the line item “Prepaid content” in the consolidated statements of cash flows. Commitments for licenses that do not meet the criteria for recognition in the content library are included in Note 9 to the consolidated financial statements.

We acquire DVD content for the purpose of renting such content to our subscribers and earning subscription rental revenues, and, as such, we consider our direct purchase DVD library to be a productive asset. Accordingly, we classify our DVD library as a non-current asset on the consolidated balance sheets. The acquisition of DVD content library, net of changes in related liabilities, is classified in the line item “Acquisition of DVD content library” within cash used in investing activities in the consolidated statements of cash flows because the DVD content library is considered a productive asset. Other companies in the in-home entertainment video industry classify these cash flows as operating activities. We amortize our direct purchase DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new release DVDs and back-catalog DVDs is estimated to be one year and three years, respectively. In estimating the useful life of our DVDs, we consider historical utilization patterns, primarily the number of times a DVD title is shipped to subscribers in a given period, as well as an estimate for lost or damaged DVDs. The amortization of the DVD content library is classified in cost of subscription in the consolidated statement of operations and in the line item “Amortization of content library” within net cash provided by operating activities in the consolidated statements of cash flows.

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

•

Expected Volatility: Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods thereby precluding sole reliance on implied volatility. An increase of 10% in our computation of expected volatility would increase the total stock-based compensation expense by approximately $0.7 million.

•

Suboptimal Exercise Factor: Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives. An increase in the suboptimal exercise factor of 10% would increase the total stock-based compensation expense by approximately $0.5 million.

Income Taxes

We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

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

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At March 31, 2011, our estimated gross unrecognized tax benefits were $22.6 million of which $18.5 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 8 to the consolidated financial statements for further information regarding income taxes.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2010. Our exposure to market risk has not changed significantly since December 31, 2010.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 9 in the notes to the consolidated financial statements under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended March 31, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
January 1, 2011 – January 31, 2011	—	$—	—	$240,635,672
February 1, 2011 – February 28, 2011	211,600	223.91	211,600	193,257,307
March 1, 2011 – March 31, 2011	290,247	211.06	290,247	131,996,717

Total	501,847	$216.48	501,847	131,996,717

(1)	On June 11, 2010, the Company announced that its Board of Directors authorized a stock repurchase plan that enables the Company to repurchase up to $300 million of its common stock through the end of 2012. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on April 27, 2011, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010, (ii) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX , INC .

Dated: April 27, 2011	By:	/ s / REED HASTINGS
Reed Hastings
Chief Executive Officer (Principal executive officer)

Dated: April 27, 2011	By:	/ s / David Wells
David Wells
Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed with the SEC on April 27, 2011, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2011 and 2010, (ii) Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010 and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.