Form 10-Q
period 2011-06-30
NETFLIX INC
filed 2011-07-27
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of June 30, 2011, there were 52,536,246 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues	$788,610	$519,819	$1,507,163	$1,013,484

Cost of revenues:
Subscription	428,203	265,387	805,195	524,947
Fulfillment expenses	61,775	49,547	122,934	97,149

Total cost of revenues	489,978	314,934	928,129	622,096

Gross profit	298,632	204,885	579,034	391,388

Operating expenses:
Technology and development	57,865	37,863	108,770	75,262
Marketing	94,983	74,533	199,242	149,752
General and administrative	30,670	15,147	53,668	30,687

Total operating expenses	183,518	127,543	361,680	255,701

Operating income	115,114	77,342	217,354	135,687

Other income (expense):
Interest expense	(5,303)	(4,893)	(10,168)	(9,852)
Interest and other income	1,013	921	1,878	1,893

Income before income taxes	110,824	73,370	209,064	127,728
Provision for income taxes	42,610	29,851	80,617	51,937

Net income	$68,214	$43,519	$128,447	$75,791

Net income per share:
Basic	$1.30	$0.83	$2.44	$1.44

Diluted	$1.26	$0.80	$2.37	$1.39

Weighted average common shares outstanding:
Basic	52,470	52,486	52,614	52,697

Diluted	53,909	54,324	54,077	54,548

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	June 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$175,207	$194,499
Short-term investments	201,200	155,888
Current content library, net	499,434	181,006
Prepaid content	59,811	62,217
Other current assets	33,792	47,357

Total current assets	969,444	640,967
Content library, net	425,246	180,973
Property and equipment, net	136,948	128,570
Deferred tax assets	25,883	17,467
Other non-current assets	13,172	14,090

Total assets	$1,570,693	$982,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$533,436	$222,824
Accrued expenses	44,137	36,489
Current portion of lease financing obligations	2,199	2,083
Deferred revenue	146,937	127,183

Total current liabilities	726,709	388,579
Long-term debt	200,000	200,000
Lease financing obligations, excluding current portion	32,986	34,123
Other non-current liabilities	276,964	69,201

Total liabilities	1,236,659	691,903
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at June 30, 2011 and December 31, 2010; 52,536,246 and 52,781,949 issued and outstanding at June 30, 2011 and December 31, 2010, respectively	53	53
Additional paid-in capital	—	51,622
Accumulated other comprehensive income, net	884	750
Retained earnings	333,097	237,739

Total stockholders’ equity	334,034	290,164

Total liabilities and stockholders’ equity	$1,570,693	$982,067

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Cash flows from operating activities:
Net income	$68,214	$43,519	$128,447	$75,791
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to streaming content library	(612,595)	(66,157)	(804,902)	(116,632)
Change in streaming content liabilities	419,832	18,308	501,900	29,559
Amortization of streaming content library	144,466	29,844	230,403	48,523
Amortization of DVD content library	24,000	35,299	50,990	78,912
Depreciation and amortization of property, equipment and intangibles	10,182	9,309	20,008	20,168
Stock-based compensation expense	15,536	6,928	27,800	12,430
Excess tax benefits from stock-based compensation	(17,868)	(11,182)	(33,522)	(18,606)
Other non-cash items	(802)	(2,900)	(1,727)	(6,060)
Deferred taxes	(3,927)	(3,394)	(8,909)	(6,155)
Changes in operating assets and liabilities:
Prepaid content	14,787	(2,133)	2,407	(7,096)
Other current assets	4,660	(9,211)	13,744	(8,663)
Other accounts payable	(4,465)	1,472	10,370	12,160
Accrued expenses	17,941	7,917	40,611	21,663
Deferred revenue	3,892	1,310	19,754	1,322
Other non-current assets and liabilities	2,539	1,323	5,341	141

Net cash provided by operating activities	86,392	60,252	202,715	137,457

Cash flows from investing activities:
Acquisition of DVD content library	(19,065)	(24,191)	(41,184)	(61,093)
Purchases of short-term investments	(40,597)	(21,795)	(92,863)	(57,790)
Proceeds from sale of short-term investments	16,510	32,055	31,471	62,825
Proceeds from maturities of short-term investments	15,985	4,310	16,635	8,323
Purchases of property and equipment	(8,626)	(5,671)	(24,946)	(12,064)
Other assets	844	3,825	2,263	7,507

Net cash used in investing activities	(34,949)	(11,467)	(108,624)	(52,292)

Cash flows from financing activities:
Principal payments of lease financing obligations	(520)	(465)	(1,021)	(826)
Proceeds from issuance of common stock	7,418	13,109	14,180	23,027
Excess tax benefits from stock-based compensation	17,868	11,182	33,522	18,606
Repurchases of common stock	(51,421)	(45,145)	(160,064)	(152,869)

Net cash used in financing activities	(26,655)	(21,319)	(113,383)	(112,062)

Net increase (decrease) in cash and cash equivalents	24,788	27,466	(19,292)	(26,897)
Cash and cash equivalents, beginning of period	150,419	79,861	194,499	134,224

Cash and cash equivalents, end of period	$175,207	$107,327	$175,207	$107,327

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

The Company is organized into two operating segments: Domestic (the United States) and International. See Note 10 for further information about the Company’s operating segments.

Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not impact total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

2. Net Income Per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental shares issuable upon the assumed exercise of stock options, and for 2010, shares that were purchasable pursuant to the Company’s employee stock purchase plan (“ESPP”) using the treasury stock method. The computation of net income per share is as follows:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands, except per share data)
Basic earnings per share:
Net income	$68,214	$43,519	$128,447	$75,791
Shares used in computation:
Weighted-average common shares outstanding	52,470	52,486	52,614	52,697

Basic earnings per share	$1.30	$0.83	$2.44	$1.44

Diluted earnings per share:
Net income	$68,214	$43,519	$128,447	$75,791
Shares used in computation:
Weighted-average common shares outstanding	52,470	52,486	52,614	52,697
Employee stock options and employee stock purchase plan shares	1,439	1,838	1,463	1,851

Weighted-average number of shares	53,909	54,324	54,077	54,548

Diluted earnings per share	$1.26	$0.80	$2.37	$1.39

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

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$167,990	$—	$—	$167,990
Level 1 securities (1):
Money market funds	11,779	—	—	11,779
Level 2 securities (3):
Corporate debt securities	110,910	909	(34)	111,785
Government and agency securities	87,699	653	(1)	88,351
Asset and mortgage-backed securities	1,007	57	—	1,064

	$379,385	$1,619	$(35)	$380,969

Less: Long-term restricted cash (1)				(4,562)

Total cash, cash equivalents and short-term investments				$376,407

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$194,146	$—	$—	$194,146
Level 1 securities (2):
Money market funds	4,914	—	—	4,914
Level 2 securities (3):
Corporate debt securities	109,745	1,043	(101)	110,687
Government and agency securities	42,062	331	(101)	42,292
Asset and mortgage-backed securities	2,881	168	(140)	2,909

	$353,748	$1,542	$(342)	354,948

Less: Long-term restricted cash (2)				(4,561)

Total cash, cash equivalents and short-term investments				$350,387

(1)	Includes $7.2 million that is included in cash and cash equivalents and $4.6 million of long-term restricted cash that is included in other non-current assets as these funds represent restricted cash related to workers compensation deposits.
(2)	Includes $0.4 million that is included in cash and cash equivalents and $4.6 million of long-term restricted cash that is included in other non-current assets as these funds represent restricted cash related to workers compensation deposits.
(3)	Included in short-term investments.

Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of available-for-sale securities and cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of available-for-sale securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well established independent pricing vendors and broker-dealers. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources. See Note 4 for further information regarding the fair value of the Company’s 8.50% senior notes.

Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2011. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three or six months ended June 30, 2011 and 2010. In addition, there were no material gross realized gains or losses in the three or six months ended June 30, 2011 and 2010.

The estimated fair value of short-term investments by contractual maturity as of June 30, 2011 is as follows:

(in thousands)
Due within one year	$72,158
Due after one year and through 5 years	127,978
Due after 5 years and through 10 years	—
Due after 10 years	1,064

Total short-term investments	$201,200

4. Long-term Debt

As of June 30, 2011, the Company had $200.0 million of long-term debt outstanding. The debt consists of $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (the “Notes”). Interest on the Notes is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010.

The Notes include, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends, make distributions, or purchase or redeem our equity interests (each subject to specified exceptions). At June 30, 2011 and December 31, 2010, the Company was in compliance with these covenants.

Based on quoted market prices, the fair value of the Notes as of June 30, 2011 and December 31, 2010 was approximately $224.5 million and $225.0 million, respectively.

5. Balance Sheet Components

Content Library, Net

Content library and accumulated amortization are as follows:

	As of
	June 30, 2011	December 31, 2010
	(in thousands)
Streaming content library, gross	$1,150,331	$441,637
DVD content library, gross	608,977	627,392

Content library, gross	1,759,308	1,069,029
Less: accumulated amortization	(834,628)	(707,050)

Total content library, net	924,680	361,979
Less: Current content library, net	499,434	181,006

Content library, net	$425,246	$180,973

Property and Equipment, Net

Property and equipment and accumulated depreciation are as follows:

		As of
		June 30, 2011	December 31, 2010
		(in thousands)
Computer equipment	3 years	$63,153	$60,289
Operations and other equipment	5 years	100,259	72,368
Software, including internal-use software	3 years	29,474	26,961
Furniture and fixtures	3 years	13,189	11,438
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	39,438	36,530
Capital work-in-progress		1,947	16,882

Property and equipment, gross		288,141	265,149
Less: accumulated depreciation		(151,193)	(136,579)

Property and equipment, net		$136,948	$128,570

Accounts Payable and Other Non-Current Liabilities

Accounts payable consisted of the following:

	As of
	June 30, 2011	December 31, 2010
	(in thousands)
Streaming content	$435,751	$136,974
Other	97,685	85,850

Accounts payable	$533,436	$222,824

Other non-current liabilities consisted of the following:

	As of
	June 30, 2011	December 31, 2010
	(in thousands)
Streaming content	$251,302	$48,179
Other	25,662	21,022

Other non-current liabilities	$276,964	$69,201

The Company typically enters into multi-year licenses with studios and other distributors that may result in an increase in content library and a corresponding increase in accounts payable and other non-current liabilities. The payment terms for these license fees may extend over the term of the license agreement, which typically range from six months to five years. As of June 30, 2011, streaming content accounts payable and non-current streaming content liabilities increased $298.8 million and $203.1 million, respectively, as compared to December 31, 2010, due to the $804.9 million in additions to streaming content library.

6. Other Comprehensive Income

Comprehensive income was $68.5 million and $43.8 million for the three months ended June 30, 2011 and 2010, respectively. Comprehensive income was $128.6 million and $76.3 million for the six months ended June 30, 2011 and 2010, respectively. The primary difference between net income as reported and comprehensive income is unrealized gains and losses on available-for-sale securities, net of tax.

7. Stockholders’ Equity

Stock Repurchases

Under the current stock repurchase plan, announced on June 11, 2010, the Company is authorized to repurchase up to $300.0 million of its common stock through the end of 2012. During the three months ended June 30, 2011, the Company repurchased 216,000 shares at an average price of $238 per share for an aggregate amount of $51.4 million. As of June 30, 2011, $80.6 million of this authorization is remaining. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by the Company are accounted for when the transaction is settled. As of June 30, 2011, there were no unsettled share repurchases. Shares repurchased and retired are deducted from common stock for par value and from additional paid-in capital for the excess over par value. If additional paid- in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares. For the three and six months ended June 30, 2011, $10.2 million and $33.1 million, respectively, were deducted from retained earnings related to share repurchases.

Stock-Based Compensation

A summary of the activity related to the Company’s stock option plans during the six months ended June 30, 2011 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances as of December 31, 2010	2,038,502	2,892,130	$36.11
Granted	(227,578)	227,578	225.01
Exercised	—	(472,144)	30.03

Balances as of June 30, 2011	1,810,924	2,647,564	53.43	5.90	$554,194

Vested and exercisable at June 30, 2011		2,647,564	53.43	5.90	$554,194

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended June 30, 2011 and 2010 was $49.3 million and $33.1 million, respectively. Total intrinsic value of options exercised for the six months ended June 30, 2011 and 2010 was $93.4 million and $55.9 million, respectively.

The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Dividend yield	0%	0%	0%	0%
Expected volatility	51%	52%	51%-52%	46%-52%
Risk-free interest rate	3.35%	3.67%	3.35%-3.42%	3.67%
Suboptimal exercise factor	2.22-3.54	1.97-2.30	2.17-3.54	1.78-2.30

In the first and second quarters of 2011, the Company used a suboptimal exercise factor of 3.39 and 3.54, respectively, for executives and 2.17 and 2.22, respectively, for non-executives, resulting in a calculated expected life of the option grants of eight years for executives and five years for non-executives. In the first and second quarters of 2010, the Company used a suboptimal exercise factor of 2.15 and 2.30, respectively, for executives and 1.78 and 1.97, respectively, for non-executives, resulting in a calculated expected life of the option grants of five years for executives and four years for non-executives.

The weighted-average fair value of employee stock options granted during the three months ended June 30, 2011 and 2010 was $134.77 and $45.08 per share, respectively. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2011 and 2010 was $122.16 and $35.24 per share, respectively.

The following table summarizes the assumptions used to value employee stock purchase rights for the offering period commencing in May 2010, using the Black Scholes option pricing model. There were no ESPP offerings in 2011, and the Company does not expect any future ESPP offerings.

Three Months Ended June 30, 2010
Dividend yield	0%
Expected volatility	45%
Risk-free interest rate	0.24%
Expected life (in years)	0.5

Cash received from the issuance of common stock for the three months ended June 30, 2011 and 2010 was $7.4 million and $13.1 million, respectively. Cash received from the issuance of common stock for the six months ended June 30, 2011 and 2010 was $14.2 million and $23.0 million, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases for the three and six months ended June 30, 2011 and 2010 which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Fulfillment expense	$679	$307	$1,240	$483
Technology and development	7,005	2,376	12,297	4,245
Marketing	1,485	756	2,734	1,399
General and administrative	6,367	3,489	11,529	6,303

Stock-based compensation expense before income taxes	15,536	6,928	27,800	12,430
Income tax benefit	(5,973)	(2,820)	(10,720)	(5,054)

Total stock-based compensation expense after income taxes	$9,563	$4,108	$17,080	$7,376

8. Income Taxes

The effective tax rates for the three months ended June 30, 2011 and 2010 were 38.4% and 40.7%, respectively. The effective tax rates for the six months ended June 30, 2011 and 2010 were 38.6% and 40.7%, respectively. As of December 31, 2010, the Company had $20.7 million of gross unrecognized tax benefits. During the six months ended June 30, 2011, the Company had an increase in gross unrecognized tax benefits of approximately $4.7 million. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $20.8 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as “Other non-current liabilities” in the consolidated balance sheet. Income tax benefits attributable to the exercise of employee stock options of $18.3 million and $11.2 million, during the three month period ended June 30, 2011 and 2010, respectively, were recorded directly to additional paid-in capital. Income tax benefits attributable to the exercise of employee stock options of $33.4 million and $18.6 million, during the six month period ended June 30, 2011 and 2010, respectively, were recorded directly to additional paid-in capital.

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of June 30, 2011, the total amount of gross interest and penalties accrued was $2.2 million, which is classified as “Other non-current liabilities” in the consolidated balance sheet.

The Company files U.S. federal and state tax returns. The Company is currently under examination by the IRS for the years 2008 and 2009. The years 1997 through 2007 (which represent approximately $3.2 million of the gross unrecognized tax benefit) remain subject to examination by the IRS but the statute of limitations for these years expires in 2011. The Company is currently under examination by the state of California for the years 2006 and 2007. The years 1997 through 2005, as well as 2008 and 2009, remain subject to examination by the state of California.

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

9. Commitments and Contingencies

Streaming Content

The Company had $2,185.5 million and $1,075.2 million of commitments at June 30, 2011 and December 31, 2010, respectively, related to streaming content license agreements that do not meet content library asset recognition criteria. The license agreements do not meet content library asset recognition criteria because either the fee is not known or reasonably determinable for a specific title or it is known but the title is not yet available for streaming to subscribers. The Company also has $251.3 million of streaming content obligations which are included in other non-current liabilities on the consolidated balance sheets.

The expected timing of payments as of June 30, 2011 for these commitments is as follows:

(in thousands)
Less than one year	$624,545
Due after one year and through 3 years	1,363,510
Due after 3 years and through 5 years	440,239
Due after 5 years	8,467

Total streaming content obligations	$2,436,761

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

On March 29, 2010, Parallel Networks, LLC filed a complaint for patent infringement against the Company and others in the United States District Court for the Eastern District of Texas, captioned Parallel Networks, LLC v. Abercrombie & Fitch Co., et. al , Civil Action No 6:10-cv-00111-LED. The complaint alleges that the Company infringed U.S. Patent No. 6,446,111 entitled “Method and Apparatus for Client-Server Communication Using a Limited Capability Client Over a Low-Speed Communication Link,” issued on September 3, 2002. The complaint seeks unspecified compensatory and enhanced damages, interest and fees, and seeks to permanently enjoin the Company from infringing the patent in the future. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by the Financial Accounting Standard Board’s Accounting Standards Codification (“ASC”) 450 Contingencies ; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

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

In January through April of 2009, a number of purported anti-trust class action suits were filed against the Company in various United States Federal Courts. Wal-Mart Stores, Inc. and Walmart.com USA LLC (collectively, Wal-Mart) were also named as defendants in these suits. These cases have been consolidated in the Northern District of California and have been assigned the multidistrict litigation number MDL-2029. A number of substantially similar suits were filed in California State Courts, and have been consolidated in Santa Clara County. The plaintiffs, who are current or former Netflix customers, generally allege that Netflix and Wal-Mart entered into an agreement to divide the markets for sales and online rentals of DVDs in the United States, which resulted in higher Netflix subscription prices. A number of other cases have been filed in Federal and State courts by current or former subscribers to the online DVD rental service offered by Blockbuster Inc., alleging injury arising from similar facts. These cases have been related to MDL 2029 or, in the case of the California State cases, coordinated with the cases in Santa Clara County. The complaint(s) seeks unspecified compensatory and enhanced damages, interest, costs and fees and other equitable relief. With respect to this matter, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by ASC 450; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

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

10. Segment Information

In September 2010, the Company began international operations by offering an unlimited streaming plan without DVDs in Canada. At that time, the Company began segmenting operating results into two segments: Domestic and International. The Company presents the segment information along the same lines that the Company’s chief operating decision maker reviews the operating results in assessing performance and allocating resources. The Company’s chief operating decision maker reviews revenue, contribution profit and operating income (loss) information for each of the reportable segments. Contribution profit is defined as revenues less cost of revenues and marketing expenses.

The Domestic segment derives revenue from monthly subscription services consisting of streaming content and DVD by mail. The International segment derives revenue from monthly subscription services consisting solely of streaming content.

The International segment operating income (loss) includes direct costs and allocations of “Cost of Revenues” which includes streaming content, streaming delivery and fulfillment costs, as well as direct expenses related to “Marketing”, “Technology and Development” and “General and Administrative” operations in the Company’s International locations. The vast majority of the Company’s costs for “Technology and Development” and “General and Administrative” are incurred in the United States and are included in the Company’s Domestic segment. There are no internal revenue transactions between the Company’s reporting segments. In addition, the Company does not identify or allocate its assets by reportable segment and all of the Company’s long lived tangible assets are held in the United States.

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in thousands)
Domestic
Free subscribers at end of period	1,331	424	1,331	424
Paid subscribers at end of period	23,263	14,577	23,263	14,577

Total subscribers at end of period	24,594	15,001	24,594	15,001

Revenues	$769,714	$519,819	$1,475,988	$1,013,484
Cost of revenues and marketing expenses	556,719	389,467	1,076,108	771,848

Contribution profit	212,995	130,352	399,880	241,636
Other operating expenses	87,871	53,010	161,774	105,949

Segment operating income (loss)	$125,124	$77,342	$238,106	$135,687

International
Free subscribers at end of period	110	—	110	—
Paid subscribers at end of period	857	—	857	—

Total subscribers at end of period	967	—	967	—

Revenues	$18,896	$—	$31,175	$—
Cost of revenues and marketing expenses	28,242	—	51,263	—

Contribution profit (loss)	(9,346)	—	(20,088)	—
Other operating expenses	664	—	664	—

Segment operating income (loss)	$(10,010)	$—	$(20,752)	$—

Consolidated
Free subscribers at end of period	1,441	424	1,441	424
Paid subscribers at end of period	24,120	14,577	24,120	14,577

Total subscribers at end of period	25,561	15,001	25,561	15,001

Revenues	$788,610	$519,819	$1,507,163	$1,013,484
Cost of revenues and marketing expenses	584,961	389,467	1,127,371	771,848

Contribution profit	203,649	130,352	379,792	241,636
Other operating expenses	88,535	53,010	162,438	105,949

Operating income	$115,114	$77,342	$217,354	$135,687
Other income (expense)	(4,290)	(3,972)	(8,290)	(7,959)
Provision for income taxes	42,610	29,851	80,617	51,937

Net income	$68,214	$43,519	$128,447	$75,791

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; international expansion plans; our operating result trends, including subscriber additions, revenue and operating margins; impacts arising from our service offering changes; liquidity; our content library investments; future contractual obligations; and tax accounting. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2011, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

Overview

With more than 25 million subscribers as of June 30, 2011, we are the world’s leading Internet subscription service for enjoying TV shows and movies. Our subscribers can instantly watch unlimited TV shows and movies streamed over the Internet to their TVs, computers and mobile devices and, in the United States, subscribers can also receive standard definition DVDs, and their high definition successor, Blu-ray discs (collectively referred to as “DVD”), delivered quickly to their homes.

Our core strategy is to grow our streaming subscription business domestically and globally. We are continuously improving the customer experience, with a focus on expanding our streaming content, enhancing our user interface and extending our streaming service to even more Internet-connected devices, while staying within the parameters of our operating margin targets.

By continuously improving the customer experience, we believe we drive additional subscriber growth in the following ways:

•	Additional subscriber growth enables us to obtain more content, which in turn drives more subscriber growth.

•	Additional subscriber growth leads to greater word-of-mouth promotion of our service, which in turn leads to more subscriber growth at an increasingly cost-effective marketing spend.

•	Additional subscriber growth enables us to invest in further improvements to our service offering, which in turn leads to more subscriber growth.

The following represents our consolidated performance highlights for the three months ended June 30, 2011, March 31, 2011 and June 30, 2010:

	Three Months Ended			Change
	June 30, 2011	March 31, 2011	June 30, 2010	Q2’11 vs. Q1’11	Q2’11 vs. Q2’10
	(in thousands, except per share data and percentages)
Revenues	$788,610	$718,553	$519,819	9.7%	51.7%
Operating income	115,114	102,240	77,342	12.6%	48.8%
Net income	68,214	60,233	43,519	13.3%	56.7%
Net income per share — diluted	$1.26	$1.11	$0.80	13.5%	57.5%
Total subscribers at end of period	25,561	23,600	15,001	8.3%	70.4%
Net subscriber additions	1,961	3,590	1,034	(45.4)%	89.7%
Free cash flow	$59,545	$79,303	$34,215	(24.9)%	74.0%

The following represents our consolidated performance highlights for the six months ended June 30, 2011 and June 30, 2010:

	Six Months Ended		Change
	June 30, 2011	June 30, 2010	YTD ‘11 vs. YTD ‘10
	(in thousands, except per share data and percentages)
Revenues	$1,507,163	$1,013,484	48.7%
Operating income	217,354	135,687	60.2%
Net income	128,447	75,791	69.5%
Net income per share — diluted	$2.37	$1.39	70.5%
Total subscribers at end of period	25,561	15,001	70.4%
Net subscriber additions	5,551	2,733	103.1%
Free cash flow	$138,848	$71,807	93.4%

In September 2010, we began international operations by offering an unlimited streaming plan without DVDs in Canada. As of June 30, 2011, our international segment had over 0.9 million subscribers. We had revenues of $18.9 million and $31.2 million and operating losses of $10.0 million and $20.8 million for the three and six months ended June 30, 2011, respectively. We have announced our expansion plans into Latin America (Mexico, South America and the Caribbean) in the second half of 2011 and we anticipate further international expansion in 2012. We expect significant operating losses in the international segment in fiscal year 2011.

We are a pioneer in the Internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem of Internet-connected devices and have licensed increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their television sets, computers and mobile devices. As a result of these efforts, we have experienced growing consumer acceptance of and interest in the delivery of TV shows and movies directly over the Internet. We believe that the DVD portion of our service will be a fading differentiator to our streaming success and that offering separate streaming and DVD by mail services will help us prosper in streaming while allowing us to also renew focus on DVD by mail.

In July 2011, we introduced DVD only plans and separated the unlimited DVDs by mail and unlimited streaming into separate plans. This change gives our subscribers the option to subscribe to a streaming only plan, a DVD only plan or the option to subscribe to both. As a result of this change, we no longer offer a plan that includes both unlimited streaming and DVDs by mail. Subscribers receiving both will pay for each plan, which results in a price increase over our former offering. In addition, we are establishing a separate and distinct management team solely focused on DVDs by mail and will report the resulting DVD division as a separate operating segment in the fourth quarter of 2011, at which time we will have three operating segments: Domestic DVD, Domestic Streaming and International Streaming. We continue to focus on streaming, both domestically and internationally, and expect to continue to grow our subscribers, revenues, operating income and free cash flows. While we believe our new offerings will continue to be attractive to consumers, to the extent our subscribers do not, in sufficient numbers, opt for continuing to subscribe to both our DVD by mail and unlimited streaming plans or subscribe in greater numbers to our new offerings, our results of operations could be adversely impacted.

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

	Three Months Ended			Six Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Subscription	54.3%	52.5%	51.1%	53.4%	51.8%
Fulfillment expenses	7.8%	8.5%	9.5%	8.2%	9.6%

Total cost of revenues	62.1%	61.0%	60.6%	61.6%	61.4%

Operating expenses:
Technology and development	7.3%	7.1%	7.3%	7.2%	7.4%
Marketing	12.0%	14.5%	14.3%	13.2%	14.8%
General and administrative	4.0%	3.2%	2.9%	3.6%	3.0%

Total operating expenses	23.3%	24.8%	24.5%	24.0%	25.2%

Operating income	14.6%	14.2%	14.9%	14.4%	13.4%
Other income (expense):
Interest expense	(0.7)%	(0.7)%	(0.9)%	(0.7)%	(1.0)%
Interest and other income	0.2%	0.2%	0.1%	0.2%	0.2%

Income before income taxes	14.1%	13.7%	14.1%	13.9%	12.6%
Provision for income taxes	5.5%	5.3%	5.7%	5.4%	5.1%

Net income	8.6%	8.4%	8.4%	8.5%	7.5%

Revenues

We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We currently generate substantially all of our revenues in the United States. In September 2010, we began international operations by offering an unlimited streaming plan without DVDs in Canada. We have announced our expansion plans into Latin America (Mexico, South America and the Caribbean) in the second half of 2011 and we anticipate further international expansion in 2012.

We offer subscription plans in the United States and Canada that allow our subscribers to instantly watch unlimited TV shows and movies streamed over the Internet to their TVs, computers and mobile devices. In the United States, we also offer a variety of subscription plans that offer subscribers DVDs by mail. The price per plan for DVDs by mail varies based on the number of DVDs that a subscriber may have out at any given point. Customers electing access to high definition Blu-ray discs in addition to standard definition DVDs pay a surcharge ranging from $1 to $4 per month for our most popular plans. Following announcement of our service plan changes in July of 2011, in order to utilize both streaming and DVDs by mail, it is necessary to have subscriptions to both.

The following table presents our subscriber information by plan:

	As of/ Three Months Ended
	June 30, 2011	March 31, 2011	June 30, 2010
	(in thousands)
Domestic hybrid streaming and DVD by mail:
Net additions	(196)	1,134	1,034
Free subscribers at end of period	373	647	424
Paid subscribers at end of period	18,483	18,405	14,577

Ending subscribers	18,856	19,052	15,001
Domestic streaming only:
Net additions	1,993	2,162	—
Free subscribers at end of period	958	745	—
Paid subscribers at end of period	4,780	3,000	—

Ending subscribers	5,738	3,745	—
International streaming only:
Net additions	164	294	—
Free subscribers at end of period	110	130	—
Paid subscribers at end of period	857	673	—

Ending subscribers	967	803	—
Total subscribers:
Net additions	1,961	3,590	1,034
Total free subscribers	1,441	1,522	424
As a percentage of total ending subscribers (1)	5.6%	6.4%	2.8%
Total paid subscribers	24,120	22,078	14,577
As a percentage of total ending subscribers	94.4%	93.6%	97.2%
Total ending subscribers	25,561	23,600	15,001

(1)	The 2.6 percentage point increase in domestic free subscribers as a percentage of total domestic subscribers as of June 30, 2011 compared to June 30, 2010 is due to the expanded use of our one month free trial subscriptions over the previously used two week free trials.

Three months ended June 30, 2011 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	June 30, 2011	June 30, 2010	Q2’11 vs. Q2’10
	(in thousands, except percentages and average monthly revenue per paying subscriber)
Revenues	$788,610	$519,819	51.7%
Domestic	769,714	519,819	48.1%
International	18,896	—	—
Other domestic data:
Average number of paying subscribers	22,334	14,100	58.4%
Average monthly revenue per paying subscriber	$11.49	$12.29	(6.5)%

The $268.8 million increase in our consolidated revenues was primarily a result of the 58.4% growth in the domestic average number of paying subscribers. We believe this is due to the continuous improvement to our customer experience which in turn, drives consumer awareness of our service benefits available to paying subscribers. This increase was partially offset by a 6.5% decline in the domestic average monthly revenue per paying subscriber to $11.49, resulting from the continued growth of our lower priced subscription plans. As of June 30, 2011, approximately 90% of our domestic subscriber base had chosen either the unlimited streaming plan without DVDs at $7.99 per month or a 1 or 2 DVD-out unlimited plan, which were priced at $9.99 and $14.99 per month, respectively. As of June 30, 2010 approximately 75% of our domestic subscriber base had chosen either the 1 or 2-out DVD plan. No subscribers had chosen the unlimited streaming plan, as it was not introduced until September 2010.

Six months ended June 30, 2011 as compared to the six months ended June 30, 2010

	Six Months Ended		Change
	June 30, 2011	June 30, 2010	YTD’11 vs. YTD’10
	(in thousands, except percentages and average monthly revenue per paying subscriber)
Revenues	$1,507,163	$1,013,484	48.7%
Domestic	1,475,988	1,013,484	45.6%
International	31,175	—	—
Other domestic data:
Average number of paying subscribers	21,002	13,429	56.4%
Average monthly revenue per paying subscriber	$11.71	$12.58	(6.9)%

The $493.7 million increase in our consolidated revenues was primarily a result of the 56.4% growth in the domestic average number of paying subscribers. We believe this is due to the continuous improvement to our customer experience which in turn, drives consumer awareness of our service benefits available to paying subscribers. This increase was partially offset by a 6.9% decline in the domestic average monthly revenue per paying subscriber to $11.71, resulting from the continued growth of our lower priced subscription plans.

Three months ended June 30, 2011 as compared to the three months ended March 31, 2011

	Three Months Ended		Change
	June 30, 2011	March 31. 2011	Q2’11 vs. Q1’11
	(in thousands, except percentages and average monthly revenue per paying subscriber)
Revenues	$788,610	$718,553	9.7%
Domestic	769,714	706,274	9.0%
International	18,896	12,279	53.9%
Other domestic data:
Average number of paying subscribers	22,334	19,670	13.5%
Average monthly revenue per paying subscriber	$11.49	$11.97	(4.0)%

The $70.1 million increase in our consolidated revenues was primarily a result of the 13.5% growth in the domestic average number of paying subscribers. We believe this is due to the continuous improvement to our customer experience which in turn, drives consumer awareness of our service benefits available to paying subscribers. This increase was partially offset by a 4.0% decline in the domestic average monthly revenue per paying subscriber to $11.49, resulting from the continued growth of our lower priced subscription plans. As of June 30, 2011, approximately 23% of our ending domestic subscriber base had chosen the unlimited streaming plan without DVDs at $7.99 per month, compared to 16% as of March 31, 2011. In addition, 72% of all new domestic subscribers in these three months ended June 30, 2011 chose the unlimited streaming plan as compared to 54% in the three months ending March 31, 2011.

Given our recent separation of unlimited DVDs by mail and unlimited streaming plans we expect the lower priced plans to continue to grow as a percentage of our total subscriber base. However, as the average number of paying subscribers continues to grow and given the expected incremental revenue from our pricing changes, we anticipate that revenue will increase year over year.

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

Three months ended June 30, 2011 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	June 30, 2011	June 30, 2010	Q2’11 vs. Q2’10
	(in thousands, except percentages)
Cost of subscription	$428,203	$265,387	61.4%
As a percentage of revenues	54.3%	51.1%

The $162.8 million increase in cost of subscription revenues was primarily due to a $163.1 million increase in content acquisition and licensing expenses mostly attributable to increased licensing of streaming content.

Six months ended June 30, 2011 as compared to the six months ended June 30, 2010

	Six Months Ended		Change
	June 30, 2011	June 30, 2010	YTD’11 vs. YTD’10
	(in thousands, except percentages)
Cost of subscription	$805,195	$524,947	53.4%
As a percentage of revenues	53.4%	51.8%

The $280.2 million increase in cost of subscription revenues was due to the following factors:

•	Content acquisition and licensing expenses increased by $273.6 million mostly attributable to increased licensing of streaming content; and

•

Content delivery expenses increased $6.6 million primarily due to an increase in costs associated with streaming content over the Internet resulting from an increase in the total number of hours of streaming content viewed by our subscribers. This increase was partially offset by a 1.9% decrease in the number of DVDs mailed to paying subscribers. The decrease in the number of DVDs mailed was driven by a 37.3% decline in monthly DVD rentals per average paying subscriber attributed to the growing popularity of our lower priced plans and growth in streaming, partially offset by a 56.4% increase in the domestic average number of paying subscribers.

Three months ended June 30, 2011 as compared to the three months ended March 31, 2011

	Three Months Ended		Change
	June 30, 2011	March 31, 2011	Q2’11 vs. Q1’11
	(in thousands, except percentages)
Cost of subscription	$428,203	$376,992	13.6%
As a percentage of revenues	54.3%	52.5%

The $51.2 million increase in cost of subscription revenues was due to the following factors:

•	Content acquisition and licensing expenses increased by $57.3 million. This increase was mostly attributable to increased licensing of streaming content; and

•

Content delivery expenses decreased by $6.1 million primarily due to a 6.4% decrease in the number of DVDs mailed to paying subscribers. The decrease in the number of DVDs mailed was driven by a 17.6% decline in monthly DVD rentals per average paying subscriber attributed to the growing popularity of our lower priced plans and growth in streaming, partially offset by a 13.5% increase in the domestic average number of paying subscribers.

Fulfillment Expenses

Fulfillment expenses represent those expenses incurred in content processing including operating and staffing our shipping centers as well as receiving, encoding, inspecting and warehousing our content library. Fulfillment expenses also include operating and staffing our customer service centers and credit card fees.

Three months ended June 30, 2011 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	June 30, 2011	June 30, 2010	Q2’11 vs. Q2’10
	(in thousands, except percentages)
Fulfillment expenses	$61,775	$49,547	24.7%
As a percentage of revenues	7.8%	9.5%

The $12.2 million increase in fulfillment expenses was primarily due to a $10.2 million increase in the credit card fees as a result of the 51.7% growth in revenues.

Six months ended June 30, 2011 as compared to the six months ended June 30, 2010

	Six Months Ended		Change
	June 30, 2011	June 30, 2010	YTD’11 vs. YTD’10
	(in thousands except percentages)
Fulfillment expenses	$122,934	$97,149	26.5%
As a percentage of revenues	8.2%	9.6%

The $25.8 million increase in fulfillment expenses was due to the following:

•	Credit card fees increased $18.9 million as a result of the 48.7% growth in revenues; and

•	Content processing and customer service related expenses increased $6.9 million primarily due to a $3.2 million increase in personnel-related costs resulting from salary increases.

Three months ended June 30, 2011 as compared to the three months ended March 31, 2011

	Three Months Ended		Change
	June 30, 2011	March 31, 2011	Q2’11 vs. Q1’11
	(in thousands, except percentages)
Fulfillment expenses	$61,775	$61,159	1.0%
As a percentage of revenues	7.8%	8.5%

Fulfillment expenses were relatively flat due to the following:

•	Credit card fees increased $2.4 million as a result of the 9.7% growth in revenues; and

•	Content processing and customer service expenses decreased by $1.8 million primarily due to a 6% decrease in average headcount.

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

Three months ended June 30, 2011 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	June 30, 2011	June 30, 2010	Q2’11 vs. Q2’10
	(in thousands, except percentages)
Technology and development	$57,865	$37,863	52.8%
As a percentage of revenues	7.3%	7.3%

The $20.0 million increase in technology and development expenses was primarily the result of a $17.0 million increase in personnel-related costs. This increase in personnel-related costs is due to a 46% growth in average headcount supporting continued improvements in our service coupled with a $4.6 million increase in stock-based compensation expense.

Six months ended June 30, 2011 as compared to the six months ended June 30, 2010

	Six Months Ended		Change
	June 30, 2011	June 30, 2010	YTD’11 vs. YTD’10
	(in thousands, except percentages)
Technology and development	$108,770	$75,262	44.5%
As a percentage of revenues	7.2%	7.4%

The $33.5 million increase in technology and development expenses was primarily attributable to a $29.9 million increase in personnel-related costs. These increases are due to the 39% growth in average headcount supporting continued improvements in our service coupled with an $8.1 million increase in stock-based compensation expense.

Three months ended June 30, 2011 as compared to the three months ended March 31, 2011

	Three Months Ended		Change
	June 30, 2011	March 31, 2011	Q2’11 vs. Q1’11
	(in thousands, except percentages)
Technology and development	$57,865	$50,905	13.7%
As a percentage of revenues	7.3%	7.1%

The $7.0 million increase in technology and development expenses was primarily the result of a $5.2 million increase in personnel-related costs. This increase in personnel-related costs is primarily due to a 16% growth in average headcount supporting continued improvements to our service coupled with a $1.7 million increase in stock-based compensation expense.

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

Three months ended June 30, 2011 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	June 30, 2011	June 30, 2010	Q2’11 vs. Q2’10
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$94,983	$74,533	27.4%
As a percentage of revenues	12.0%	14.3%
Other domestic data:
Gross subscriber additions	5,315	3,059	73.7%
Subscriber acquisition cost	$15.09	$24.37	(38.1)%
Churn (1)	4.2%	4.0%	5.0%

(1)	Churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber addition, then divided by three months.

The $20.5 million increase in marketing expenses was primarily attributable to a $24.2 million increase in marketing program spending, primarily from increased spending in television and radio advertising, coupled with an increase in our online advertising and payments to our affiliates. These increases were offset by a decrease in payments to consumer electronic partners, as well as a decrease in direct mail and inserts. Domestic subscriber acquisition cost decreased primarily due to continued strong organic subscriber growth.

Six months ended June 30, 2011 as compared to the six months ended June 30, 2010

	Six Months Ended		Change
	June 30, 2011	June 30, 2010	YTD’11 vs. YTD’10
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$199,242	$149,752	33.0%
As a percentage of revenues	13.2%	14.8%
Other domestic data:
Gross subscriber additions	11,614	6,551	77.3%
Subscriber acquisition cost	$14.70	$22.86	(35.7)%
Churn	4.0%	3.9%	2.6%

The $49.5 million increase in marketing expenses was primarily attributable to a $49.3 million increase in marketing program spending, primarily from increased spending in television and radio advertising, coupled with an increase in our online advertising and payments to our affiliates. Additionally, there was a $2.2 million increase in personnel-related costs. These increases were offset by a decrease in payments to consumer electronic partners and inserts. Domestic subscriber acquisition cost decreased primarily due to continued strong organic subscriber growth.

Three months ended June 30, 2011 as compared to the three months ended March 31, 2011

	Three Months Ended		Change
	June 30, 2011	March 31, 2011	Q2’11 vs. Q1’11
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$94,983	$104,259	(8.9)%
As a percentage of revenues	12.0%	14.5%
Other domestic data:
Gross subscriber additions	5,315	6,299	(15.6)%
Subscriber acquisition cost	$15.09	$14.38	4.9%
Churn	4.2%	3.9%	7.7%

The $9.3 million decrease in marketing expenses was primarily attributable to a $4.9 million decrease in the cost of free trials due to a 47% decrease in free shipments. In addition, marketing program spending decreased by $4.1 million primarily due to a decrease in online advertising and inserts, offset by increased spending in television advertisements. Domestic subscriber acquisition cost increased due to incremental marketing spend in marginally less efficient channels.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, as well as recruiting, professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.

Three months ended June 30, 2011 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	June 30, 2011	June 30, 2010	Q2’11 vs. Q2’10
	(in thousands, except percentages)
General and administrative	$30,670	$15,147	102.5%
As a percentage of revenues	4.0%	2.9%

The $15.5 million increase in general and administrative expenses was primarily attributable to a $7.2 million increase in personnel-related costs, due to a $2.9 million increase in stock-based compensation expense and a 25% increase in average headcount. In addition, legal expenses increased $5.4 million due to an increase in costs associated with various claims against us.

Six months ended June 30, 2011 as compared to the six months ended June 30, 2010

	Six Months Ended		Change
	June 30, 2011	June 30, 2010	YTD’11 vs. YTD’10
	(in thousands, except percentages)
General and administrative	$53,668	$30,687	74.9%
As a percentage of revenues	3.6%	3.0%

The $23.0 million increase in general and administrative expenses was primarily attributable to an $11.6 million increase in personnel-related costs, due to a $5.2 million increase in stock-based compensation expense and a 22% increase in average headcount. In addition, legal expenses increased $6.6 million due to an increase in costs associated with various claims against us.

Three months ended June 30, 2011 as compared to the three months ended March 31, 2011

	Three Months Ended		Change
	June 30, 2011	March 31, 2011	Q2’11 vs. Q1’11
	(in thousands, except percentages)
General and administrative	$30,670	$22,998	33.4%
As a percentage of revenues	4.0%	3.2%

The $7.7 million increase in general and administrative expenses was primarily attributable to a $4.2 million increase in costs associated with various claims against us, as well as an increase in personnel-related costs of $3.2 million, attributed to a $1.2 million increase in stock-based compensation expense and a 9% increase in headcount.

Income Taxes

Three months ended June 30, 2011 as compared to the three months ended June 30, 2010

	Three Months Ended		Change
	June 30, 2011	June 30, 2010	Q2’11 vs. Q2’10
	(in thousands, except percentages)
Provision for income taxes	$42,610	$29,851	42.7%
Effective tax rate	38.4%	40.7%

Our effective tax rate for the second quarter of 2011 was 38.4% and differed from the federal statutory rate due primarily to state taxes which were partially offset by the Federal and California R&D tax credits. The decrease in our effective tax rate was primarily attributable to the reinstatement of the Federal R&D credit in December 2010 not reflected in the three months ended June 30, 2010 and a lower effective tax rate for California.

Six months ended June 30, 2011 as compared to the six months ended June 30, 2010

	Six Months Ended		Change
	June 30, 2011	June 30, 2010	YTD’11 vs. YTD’10
	(in thousands, except percentages)
Provision for income taxes	$80,617	$51,937	55.2%
Effective tax rate	38.6%	40.7%

Our effective tax rate for the six months ended June 30, 2011 was 38.6% and differed from the federal statutory rate due primarily to state taxes which were partially offset by the Federal and California R&D tax credits. The decrease in our effective tax rate was primarily attributable to the reinstatement of the Federal R&D credit in December 2010 not reflected in the six months ended June 30, 2010 and a lower effective tax rate for California.

Three months ended June 30, 2011 as compared to the three months ended March 31, 2011

	Three Months Ended		Change
	June 30, 2011	March 31, 2011	Q2’11 vs. Q1’11
	(in thousands, except percentages)
Provision for income taxes	$42,610	$38,007	12.1%
Effective tax rate	38.4%	38.7%

Our effective tax rate was relatively flat for the first and second quarters of 2011.

Liquidity and Capital Resources

Our primary source of liquidity has been cash generated from operations. Additionally, in November 2009, we issued $200 million of our 8.50% senior notes due in 2017. Our primary uses of cash include the acquisition and licensing of content, content delivery expenses, marketing, our stock repurchase programs, payroll related expenses, and capital expenditures related to information technology and automation equipment. We expect to continue to make substantial investments to license streaming content. These investments could impact our liquidity and in particular our operating cash flows.

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

On June 11, 2010, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase $300 million of our common stock through the end of 2012. As of June 30, 2011, $80.6 million of this authorization was remaining. The timing and actual number of shares repurchased will depend on various factors, including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

The following table highlights selected measures of our liquidity and capital resources (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net cash provided by operating activities	$86,392	$60,252	$202,715	$137,457
Net cash used in investing activities	(34,949)	(11,467)	(108,624)	(52,292)
Net cash used in financing activities	(26,655)	(21,319)	(113,383)	(112,062)

Operating Activities

Cash provided by operating activities increased $26.1 million or 43.4% during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, primarily due to an increase in cash received from subscribers for subscription fees of $279.5 million or 54.5%. This increase was partially offset by increased payments for content acquisition and licensing other than DVD content library of $182.2 million or 165.8% and increased payments for advertising and affiliates transactions of $27.0 million or 37.5%. Operating cash flows were further impacted by increased payroll expenses of $23.9 million, increased credit card fees of $10.2 million, a $4.6 million increase in taxes and a $5.5 million increase in other operating expenses.

Cash provided by operating activities increased $65.3 million or 47.5% during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, primarily due to an increase in cash received from subscribers for subscription fees of $520.2 million or 51.7%. This increase was partially offset by increased payments for content acquisition and licensing other than DVD content library of $327.6 million or 163.7% and increased payments for advertising and affiliates transactions of $36.9 million or 25.6%. Operating cash flows were further impacted by increased payroll expenses of $36.7 million, increased credit card fees of $18.9 million, a $10.0 million increase in taxes, a $7.4 million increase in payments for equipment and software maintenance, increased content delivery expenses of $6.6 million and a $10.8 million increase in other operating expenses.

Investing Activities

During the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, cash used in investing activities increased $23.5 million primarily due to a $22.7 million net increase in cash outflows from the purchases, sales and maturities of short-term investments as we allocate a higher portion of liquid assets into our portfolio in order to preserve capital, liquidity and return. In addition, purchases of property and equipment increased $3.0 million due to purchases of automation equipment for our various shipping centers. These increases in cash outflows were partially offset by a $5.1 million decrease in acquisitions of DVD content library, as more DVDs were obtained through revenue sharing agreements as compared to the same prior year period.

During the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, cash used in investing activities increased $56.3 million primarily due to a $58.1 million net increase in cash outflows from the purchases, sales and maturities of short-term investments as we allocate a higher portion of liquid assets into our portfolio in order to preserve capital, liquidity and return. In addition, purchases of property and equipment increased $12.9 million due to purchases of automation equipment for our various shipping centers. These increases in cash outflows were partially offset by a $19.9 million decrease in acquisitions of DVD content library, as more DVDs were obtained through revenue sharing agreements as compared to the same prior year period.

Financing Activities

During the three months ended June 30, 2011 as compared to the three months ended June 30, 2010, cash used in financing activities increased by $5.3 million primarily due to a $6.3 million increase in repurchases of common stock, and a $5.7 million decrease in proceeds from the issuance of common stock. These cash outflows were partially offset by an increase of $6.7 million in the excess tax benefits from stock-based compensation expense.

During the six months ended June 30, 2011 as compared to the six months ended June 30, 2010, cash used in financing activities increased by $1.3 million primarily due to an $8.8 million decrease in proceeds from the issuance of common stock, and a $7.2 million increase in repurchases of common stock. These cash outflows were partially offset by an increase of $14.9 million in the excess tax benefits from stock-based compensation expense.

Effect of Exchange Rates

Revenues in our International segment, as well as some of the related expenses incurred in the International segment, are denominated in the local currency. During the three and six months ended June 30, 2011, the gains or losses on foreign exchange transactions and the effect of exchange rate changes on cash and cash equivalents were immaterial.

Free Cash Flow

We define free cash flow as cash provided by operating and investing activities excluding the non-operational cash flows from purchases, maturities and sales of short-term investments. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, repurchase our stock, and for certain other activities. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP. The following table reconciles net cash provided by operating activities, a GAAP financial measure, to free cash flow, a non-GAAP financial measure:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	$86,392	$60,252	$202,715	$137,457
Acquisition of DVD content library	(19,065)	(24,191)	(41,184)	(61,093)
Purchases of property and equipment	(8,626)	(5,671)	(24,946)	(12,064)
Other assets	844	3,825	2,263	7,507

Non-GAAP free cash flow	$59,545	$34,215	$138,848	$71,807

In comparing free cash flow to net income, the major recurring differences are stock-based compensation expense, deferred revenue, taxes, semi-annual interest payments on the Notes and content acquisition and licensing. Because consumers use credit cards to buy from us, our receivables from customers settle quickly and deferred revenue is a source of cash flow. For streaming content, we typically enter into multi-year licenses with studios and other distributors that may result in an increase in content library and a corresponding increase in liabilities in the consolidated balance sheet. The payment terms for these license fees may extend over the term of the license agreement, which typically range from six months to five years. License fee obligations with payment terms that are due beyond one year are classified on the consolidated balance sheets as “Other non-current liabilities.” Commitments for licenses that do not meet the criteria for asset recognition in the content library are included in Note 9 to the consolidated financial statements.

Free cash flow for the three months ended June 30, 2011 as compared to June 30, 2010 increased $25.3 million primarily due to increased net income of $24.7 million, increased stock-based compensation expense of $8.6 million and decreased tax prepayments of $8.1 million. This was partially offset by an increase in excess streaming and DVD content payments over expenses of $14.0 million. Payments for content increased $177.1 million while content expenses increased $163.1 million.

Free cash flow for the six months ended June 30, 2011 as compared to June 30, 2010 increased $67.0 million primarily due to increased net income of $52.7 million, increased stock-based compensation expense of $15.4 million and decreased tax prepayments of $18.7 million, and increase in deferred revenue of $18.4 million. This was partially offset by an increase in excess streaming and DVD content payments over expenses of $34.1 million. Payments for content increased $307.7 million while content expenses increased $273.6 million.

Contractual Obligations

For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of June 30, 2011. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at June 30, 2011:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year (3)	1-3 years	3-5 years	More than 5 years
8.50% senior notes	$310,500	$17,000	$34,000	$34,000	$225,500
Operating lease obligations	51,731	15,039	22,894	10,534	3,264
Lease financing obligations (1)	21,279	4,129	6,605	5,886	4,659
Streaming content obligations (2)	2,436,761	624,545	1,363,510	440,239	8,467
Other purchase obligations	270,910	181,188	89,722	—	—

Total	$3,091,181	$841,901	$1,516,731	$490,659	$241,890

(1)	Represents the lease financing obligations for our Los Gatos, California headquarters.
(2)	Streaming content obligations include agreements to acquire and license streaming content that represent long-term liabilities or that are not reflected on the consolidated balance sheets. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/ or pricing as of the reporting date. For those agreements that include renewal provisions that are solely at the option of the content provider, we include the commitments associated with the renewal period to the extent such commitments are fixed or a minimum amount is specified. For these reasons, the amounts presented in the table may not provide a reliable indicator of our expected future cash outflows.

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

As of June 30, 2011, we had gross unrecognized tax benefits of $25.4 million and an additional $2.2 million for gross interest and penalties classified as “Other non-current liabilities” in the consolidated balance sheet. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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

When the streaming license fee is known or reasonably determinable for a specific title and the specific title is first available for streaming to subscribers, the title is recognized on the consolidated balance sheets as current content library for the portion available for streaming within one year and as non-current content library for the remaining portion. New titles recognized in the content library are classified in the line item “Additions to streaming content library” within net cash provided by operating activities in the consolidated statements of cash flows. We amortize the content library on a straight-line basis over each title’s contractual window of availability, which typically ranges from six months to five years. The amortization is classified in “Cost of revenues—Subscription” in the consolidated statements of operations and in the line item “Amortization of streaming content library” within net cash provided by operating activities in the consolidated statements of cash flows. Payment terms for these license fees may extend over the term of the license agreement, which could range from six months to five years. For the titles recognized in content library, the license fees due but not paid are classified on the consolidated balance sheets as “Accounts payable” for the amounts due within one year and as “Other non-current liabilities” for the amounts due beyond one year. Changes in these liabilities are classified in the line item “Change in streaming content liabilities” within net cash provided by operating activities in the consolidated statement of cash flows. We record the streaming content library assets and their related liability on our consolidated balance sheet at the gross amount of the liability. Commitments for the titles not yet available for streaming are not yet recognized in the content library and are included in Note 9 to the consolidated financial statements.

When the streaming license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for asset recognition in the content library. Titles do not meet the criteria for asset recognition in the content library because the underlying license agreement does not specify the number of titles or the license fee per title or the windows of availability per title, so that the license fee is not known or reasonably determinable for a specific title. Typical payment terms for these agreements, which can range from three to five years, require us to make equal fixed payments at the beginning of each quarter of the license term. To the extent that cumulative payments exceed cumulative amortization, prepaid content is recorded on the consolidated balance sheets. We amortize the license fees on a straight-line basis over the term of each license agreement. The amortization is classified in “Cost of revenues—Subscription” in the consolidated statements of operations and in the line item “Net income” within net cash provided by operating activities in the consolidated statements of cash flows. Changes in prepaid content are classified within net cash provided by operating activities in the line item “Prepaid content” in the consolidated statements of cash flows. Commitments for licenses that do not meet the criteria for asset recognition in the content library are included in Note 9 to the consolidated financial statements.

We acquire DVD content for the purpose of renting such content to our subscribers and earning subscription rental revenues, and, as such, we consider our direct purchase DVD library to be a productive asset. Accordingly, we classify our DVD library as a non-current asset on the consolidated balance sheets. The acquisition of DVD content library, net of changes in related liabilities, is classified in the line item “Acquisition of DVD content library” within cash used in investing activities in the consolidated statements of cash flows because the DVD content library is considered a productive asset. Other companies in the in-home entertainment video industry classify these cash flows as operating activities. We amortize our direct purchase DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new release DVDs and back-catalog DVDs is estimated to be one year and three years, respectively. In estimating the useful life of our DVDs, we consider historical utilization patterns, primarily the number of times a DVD title is shipped to subscribers in a given period, as well as an estimate for lost or damaged DVDs. The amortization of the DVD content library is classified in “Cost of revenues—Subscription” in the consolidated statement of operations and in the line item “Amortization of DVD content library” within net cash provided by operating activities in the consolidated statements of cash flows.

We also obtain DVD and streaming content through revenue sharing agreements with studios and distributors. Revenue sharing obligations incurred based on utilization are classified in “Cost of revenues—Subscription” in the consolidated statements of operations and in the line item “Net income” within net cash provided by operating activities in the consolidated statements of cash flows. The terms of some revenue sharing agreements obligate us to make a low initial payment for certain titles, representing a minimum contractual obligation under the agreement. The low initial payment is in exchange for a commitment to share a percentage of our subscription revenues or to pay a fee, based on utilization, for a defined period of time, or the title term, which typically ranges from six to twelve months for each title. The initial payment may be in the form of an upfront non-refundable payment. This payment is capitalized in the content library in accordance with our DVD and streaming content policies as applicable. The initial payment may also be in the form of a prepayment of future revenue sharing obligations which is classified as prepaid content. This payment is amortized as revenue sharing obligations are incurred. Under the revenue sharing agreements for our DVD library, at the end of the title term, we generally have the option of returning the DVDs to the studio, destroying the DVDs or purchasing the DVDs. In most cases, we purchase the DVDs when we have the ability to do so. This end of term buy-out is also included in DVD library at the time of purchase.

Stock-Based Compensation

Stock-based compensation expense at the grant date is based on the total number of options granted and an estimate of the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period, which is the vesting period.

We calculate the fair value of new stock-based compensation awards under our stock option plans using a lattice-binomial model. This model requires the input of highly subjective assumptions, including price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be impacted.

•

Expected Volatility: Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods thereby precluding sole reliance on implied volatility. An increase of 10% in our computation of expected volatility would increase the total stock-based compensation expense by approximately $0.9 million.

•

Suboptimal Exercise Factor: Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives. An increase in the suboptimal exercise factor of 10% would increase the total stock-based compensation expense by approximately $0.6 million.

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

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At June 30, 2011, our estimated gross unrecognized tax benefits were $25.4 million of which $20.8 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 8 to the consolidated financial statements for further information regarding income taxes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended June 30, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
April 1, 2011 – April 30, 2011	216,000	$238.06	216,000	$80,575,302
May 1, 2011 – May 31, 2011	—	—	—
June 1, 2011 – June 30, 2011	—	—	—	—

Total	216,000	$283.06	216,000	$80,575,302

(1)	On June 11, 2010, the Company announced that its Board of Directors authorized a stock repurchase plan that enables the Company to repurchase up to $300.0 million of its common stock through the end of 2012. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes - Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on July 27, 2011, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2011 and 2010 and (iv) the Notes to Consolidated Financial Statements, tagged as blocks of text.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX , I NC .

Dated: July 27, 2011	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: July 27, 2011	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed with the SEC on July 27, 2011, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2011 and 2010 and (iv) the Notes to the Consolidated Financial Statements, tagged as blocks of text.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.