Form 10-Q
period 2011-09-30
NETFLIX INC
filed 2011-10-27
CIK 1065280

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011, there were 52,504,091 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.

Consolidated Statements of Operations

(unaudited)

(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues	$821,839	$553,219	$2,329,002	$1,566,703
Cost of revenues:
Subscription	471,823	292,406	1,277,018	817,353
Fulfillment expenses	64,794	52,063	187,728	149,212

Total cost of revenues	536,617	344,469	1,464,746	966,565

Gross profit	285,222	208,750	864,256	600,138

Operating expenses:
Technology and development	69,480	42,108	178,250	117,370
Marketing	89,108	81,238	288,350	230,990
General and administrative	29,792	15,903	83,460	46,590

Total operating expenses	188,380	139,249	550,060	394,950

Operating income	96,842	69,501	314,196	205,188
Other income (expense):
Interest expense	(4,915)	(4,945)	(15,083)	(14,797)
Interest and other income	1,696	853	3,574	2,746

Income before income taxes	93,623	65,409	302,687	193,137
Provision for income taxes	31,163	27,442	111,780	79,379

Net income	$62,460	$37,967	$190,907	$113,758

Net income per share:
Basic	$1.19	$0.73	$3.63	$2.17

Diluted	$1.16	$0.70	$3.53	$2.09

Weighted average common shares outstanding:
Basic	52,569	52,142	52,599	52,510

Diluted	53,870	53,931	54,008	54,341

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)

	As of
	September 30, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$159,199	$194,499
Short-term investments	206,573	155,888
Current content library, net	705,398	181,006
Prepaid content	77,146	62,217
Other current assets	41,797	43,621

Total current assets	1,190,113	637,231
Content library, net	570,210	180,973
Property and equipment, net	143,993	128,570
Deferred tax assets	28,743	17,467
Other non-current assets	28,499	17,826

Total assets	$1,961,558	$982,067

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$750,107	$222,824
Accrued expenses	54,671	36,489
Current portion of lease financing obligations	2,259	2,083
Deferred revenue	160,929	127,183

Total current liabilities	967,966	388,579
Long-term debt	200,000	200,000
Lease financing obligations, excluding current portion	32,400	34,123
Other non-current liabilities	372,840	69,201

Total liabilities	1,573,206	691,903
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at September 30, 2011 and December 31, 2010; 52,504,091 and 52,781,949 issued and outstanding at September 30, 2011 and December 31, 2010, respectively	53	53
Additional paid-in capital	—	51,622
Accumulated other comprehensive income, net	588	750
Retained earnings	387,711	237,739

Total stockholders’ equity	388,352	290,164

Total liabilities and stockholders’ equity	$1,961,558	$982,067

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows

(unaudited)

(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Cash flows from operating activities:
Net income	$62,460	$37,967	$190,907	$113,758
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to streaming content library	(539,285)	(115,149)	(1,344,187)	(231,781)
Change in streaming content liabilities	314,720	58,638	816,620	88,197
Amortization of streaming content library	187,446	44,568	417,849	93,091
Amortization of DVD content library	23,000	32,578	73,990	111,490
Depreciation and amortization of property, equipment and intangibles	11,913	8,678	31,921	28,846
Stock-based compensation expense	15,705	7,296	43,505	19,726
Excess tax benefits from stock-based compensation	(11,761)	(16,093)	(45,283)	(34,699)
Other non-cash items	(1,745)	(1,754)	(3,472)	(7,814)
Deferred taxes	(5,281)	3,194	(14,190)	(2,961)
Changes in operating assets and liabilities:
Prepaid content	(17,335)	(25,485)	(14,928)	(32,581)
Other current assets	(8,578)	(3,374)	4,935	(12,037)
Other accounts payable	(5,422)	(10,914)	4,948	1,246
Accrued expenses	20,920	18,003	61,531	39,666
Deferred revenue	13,992	1,567	33,746	2,889
Other non-current assets and liabilities	(11,218)	2,507	(5,646)	2,648

Net cash provided by operating activities	49,531	42,227	252,246	179,684

Cash flows from investing activities:
Acquisition of DVD content library	(20,826)	(29,900)	(62,010)	(90,993)
Purchases of short-term investments	(7,673)	(15,379)	(100,536)	(73,169)
Proceeds from sale of short-term investments	37	42,238	31,508	105,063
Proceeds from maturities of short-term investments	1,805	1,995	18,440	10,318
Purchases of property and equipment	(14,080)	(7,342)	(39,026)	(19,406)
Other assets	(844)	2,782	1,419	10,289

Net cash used in investing activities	(41,581)	(5,606)	(150,205)	(57,898)

Cash flows from financing activities:
Principal payments of lease financing obligations	(526)	(470)	(1,547)	(1,296)
Proceeds from issuance of common stock	4,409	10,927	18,589	33,954
Excess tax benefits from stock-based compensation	11,761	16,093	45,283	34,699
Repurchases of common stock	(39,602)	(57,390)	(199,666)	(210,259)

Net cash used in financing activities	(23,958)	(30,840)	(137,341)	(142,902)

Net increase (decrease) in cash and cash equivalents	(16,008)	5,781	(35,300)	(21,116)
Cash and cash equivalents, beginning of period	175,207	107,327	194,499	134,224

Cash and cash equivalents, end of period	$159,199	$113,108	$159,199	$113,108

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

2. Net Income Per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental shares issuable upon the assumed exercise of stock options, and for 2010, shares that were purchasable pursuant to the Company’s employee stock purchase plan (“ESPP”) using the treasury stock method. The Company’s ESPP was suspended in 2011 and there were no offerings in 2011. The computation of net income per share is as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in thousands, except per share data)
Basic earnings per share:
Net income	$62,460	$37,967	$190,907	$113,758
Shares used in computation:
Weighted-average common shares outstanding	52,569	52,142	52,599	52,510

Basic earnings per share	$1.19	$0.73	$3.63	$2.17

Diluted earnings per share:
Net income	$62,460	$37,967	$190,907	$113,758
Shares used in computation:
Weighted-average common shares outstanding	52,569	52,142	52,599	52,510
Employee stock options and employee stock purchase plan shares	1,301	1,789	1,409	1,831

Weighted-average number of shares	53,870	53,931	54,008	54,341

Diluted earnings per share	$1.16	$0.70	$3.53	$2.09

Employee stock options with exercise prices greater than the average market price of the common stock during the period were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The number of options excluded for the three and nine months ended September 30, 2011 were 188,609 and 75,823, respectively. The number of options excluded for the three and nine months ended September 30, 2010 was immaterial.

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

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$157,229	$—	$—	$157,229
Level 1 securities (1):
Money market funds	6,532	—	—	6,532
Level 2 securities (3):
Corporate debt securities	116,569	743	(171)	117,141
Government and agency securities	87,663	740	—	88,403
Asset and mortgage-backed securities	970	59	—	1,029

	$368,963	$1,542	$(171)	$370,334

Less: Long-term restricted cash (1)				(4,562)

Total cash, cash equivalents and short-term investments				$365,772

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$194,146	$—	$—	$194,146
Level 1 securities (2):
Money market funds	4,914	—	—	4,914
Level 2 securities (3):
Corporate debt securities	109,745	1,043	(101)	110,687
Government and agency securities	42,062	331	(101)	42,292
Asset and mortgage-backed securities	2,881	168	(140)	2,909

	$353,748	$1,542	$(342)	354,948

Less: Long-term restricted cash (2)				(4,561)

Total cash, cash equivalents and short-term investments				$350,387

(1)	Includes $2.0 million that is included in cash and cash equivalents and $4.6 million of long-term restricted cash that is included in other non-current assets related to workers compensation deposits.
(2)	Includes $0.4 million that is included in cash and cash equivalents and $4.6 million of long-term restricted cash that is included in other non-current assets related to workers compensation deposits.
(3)	Included in short-term investments.

Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of available-for-sale securities and cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of available-for-sale securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. Our procedures include controls to ensure that appropriate fair values are recorded such as comparing prices obtained from multiple independent sources. See Note 4 for further information regarding the fair value of the Company’s 8.50% senior notes.

Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at September 30, 2011. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three or nine months ended September 30, 2011 and 2010. In addition, there were no material gross realized gains or losses in the three or nine months ended September 30, 2011 and 2010.

The estimated fair value of short-term investments by contractual maturity as of September 30, 2011 is as follows:

(in thousands)
Due within one year	$96,056
Due after one year and through 5 years	109,488
Due after 5 years and through 10 years	—
Due after 10 years	1,029

Total short-term investments	$206,573

4. Long-term Debt

As of September 30, 2011, the Company had $200.0 million of long-term debt outstanding. The debt consists of $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (the “Notes”). Interest on the Notes is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010.

The Notes include, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends, make distributions, or purchase or redeem the Company’s equity interests (each subject to specified exceptions). At September 30, 2011 and December 31, 2010, the Company was in compliance with these covenants.

Based on quoted market prices, the fair value of the Notes as of September 30, 2011 and December 31, 2010 was approximately $216.5 million and $225.0 million, respectively.

5. Balance Sheet Components

Content Library, Net

Content library and accumulated amortization are as follows:

	As of
	September 30, 2011	December 31, 2010
	(in thousands)
Streaming content library, gross	$1,629,096	$441,637
DVD content library, gross	604,139	627,392

Content library, gross	2,233,235	1,069,029
Less: accumulated amortization	(957,627)	(707,050)

Total content library, net	1,275,608	361,979
Less: Current content library, net	705,398	181,006

Content library, net	$570,210	$180,973

Property and Equipment, Net

Property and equipment and accumulated depreciation are as follows:

		As of
		September 30, 2011	December 31, 2010
		(in thousands)
Computer equipment	3 years	$68,907	$60,289
Operations and other equipment	5 years	100,262	72,368
Software, including internal-use software	3 years	36,012	26,961
Furniture and fixtures	3 years	14,361	11,438
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	41,027	36,530
Capital work-in-progress		4,095	16,882

Property and equipment, gross		305,345	265,149
Less: accumulated depreciation		(161,352)	(136,579)

Property and equipment, net		$143,993	$128,570

Accounts Payable and Other Non-Current Liabilities

Accounts payable consisted of the following:

	As of
	September 30, 2011	December 31, 2010
	(in thousands)
Streaming content	$653,591	$136,974
Other	96,516	85,850

Accounts payable	$750,107	$222,824

Other non-current liabilities consisted of the following:

	As of
	September 30, 2011	December 31, 2010
	(in thousands)
Streaming content	$348,182	$48,179
Other	24,658	21,022

Other non-current liabilities	$372,840	$69,201

The Company typically enters into multi-year licenses with studios and other distributors that may result in an increase in content library and a corresponding increase in accounts payable and other non-current liabilities. The payment terms for these license fees may extend over the term of the license agreement, which typically range from six months to five years. As of September 30, 2011, streaming content accounts payable and non-current streaming content liabilities increased $516.6 million and $300.0 million, respectively, as compared to December 31, 2010, due to the $1,344.2 million in additions to the streaming content library.

6. Other Comprehensive Income

Comprehensive income was $62.2 million and $38.4 million for the three months ended September 30, 2011 and 2010, respectively. Comprehensive income was $190.7 million and $114.8 million for the nine months ended September 30, 2011 and 2010, respectively. The difference between net income as reported and comprehensive income is unrealized gains and losses on available-for-sale securities, net of tax.

7. Stockholders’ Equity

Stock Repurchases

Under the Company’s current stock repurchase plan, announced on June 11, 2010, the Company is authorized to repurchase up to $300.0 million of its common stock through the end of 2012. During the three months ended September 30, 2011, the Company repurchased 182,000 shares at an average price of $218 per share for an aggregate amount of $39.6 million. During the nine months ended September 30, 2011, the Company repurchased 899,847 shares at an average price of $222 per share for an aggregate amount of $199.7 million. As of September 30, 2011, $41.0 million of this authorization is remaining. The timing and actual number of shares repurchased is at management’s discretion and will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by the Company are accounted for when the transaction is settled. As of September 30, 2011, there were no unsettled share repurchases. Shares repurchased and retired are deducted from common stock for par value and from additional paid-in capital for the excess over par value. If additional paid- in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares. For the three and nine months ended September 30, 2011, $7.8 million and $40.9 million, respectively, were deducted from retained earnings related to share repurchases.

Stock-Based Compensation

A summary of the activity related to the Company’s stock option plans during the nine months ended September 30, 2011 is as follows:

	Shares Available for Grant	Options Outstanding		Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2010	2,038,502	2,892,130	$36.11
Granted	(341,474)	341,474	234.67
Exercised	—	(621,989)	29.88

Balances as of September 30, 2011	1,697,028	2,611,615	63.55	5.95	$176,151

Vested and exercisable at September 30, 2011		2,611,615	63.55	5.95	$176,151

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended September 30, 2011 and 2010 was $32.2 million and $44.8 million, respectively. Total intrinsic value of options exercised for the nine months ended September 30, 2011 and 2010 was $125.6 million and $100.7 million, respectively.

The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Dividend yield	0%	0%	0%	0%
Expected volatility	52%	54%	51-52%	46-54%
Risk-free interest rate	2.98%	2.97%	2.98-3.42%	2.97-3.67%
Suboptimal exercise factor	2.26-3.63	2.00-2.40	2.17-3.63	1.78-2.40

In the nine months ended September 30, 2011, the Company used a suboptimal exercise factor ranging from 3.39 to 3.63 for executives and 2.17 to 2.26, respectively for non-executives, resulting in a calculated expected life of the option grants of eight years for executives and five years for non-executives. In the nine months ended September 30, 2010, the Company used a suboptimal exercise factor ranging from 2.15 to 2.40 for executives and 1.78 to 2.00 for non-executives, resulting in a calculated expected life of the option grants of five years for executives and four years for non-executives.

The weighted-average fair value of employee stock options granted during the three months ended September 30, 2011 and 2010 was $137.90 and $56.55 per share, respectively. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2011 and 2010 was $127.41 and $40.96 per share, respectively.

The following table summarizes the assumptions used to value employee stock purchase rights for the offering period commencing in May 2010, using the Black Scholes option pricing model. There were no ESPP offerings in 2011, and the Company does not expect any future ESPP offerings.

Nine Months Ended September 30, 2010
Dividend yield	0%
Expected volatility	45%
Risk-free interest rate	0.24%
Expected life (in years)	0.5

Cash received from the issuance of common stock for the three months ended September 30, 2011 and 2010 was $4.4 million and $10.9 million, respectively. Cash received from the issuance of common stock for the nine months ended September 30, 2011 and 2010 was $18.6 million and $34.0 million, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases for the three and nine months ended September 30, 2011 and 2010 which was allocated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Fulfillment expense	$206	$323	$1,446	$806
Technology and development	7,522	2,694	19,819	6,939
Marketing	1,539	777	4,273	2,176
General and administrative	6,438	3,502	17,967	9,805

Stock-based compensation expense before income taxes	15,705	7,296	43,505	19,726
Income tax benefit	(5,228)	(3,064)	(16,066)	(8,118)

Total stock-based compensation after income taxes	$10,477	$4,232	$27,439	$11,608

8. Income Taxes

The effective tax rates for the three months ended September 30, 2011 and 2010 were 33.3% and 42.0%, respectively. The effective tax rates for the nine months ended September 30, 2011 and 2010 were 36.9% and 41.1%, respectively. As of December 31, 2010, the Company had $20.7 million of gross unrecognized tax benefits. During the nine months ended September 30, 2011, the Company had an increase in gross unrecognized tax benefits of approximately $5.6 million. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $21.0 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as “Other non-current liabilities” in the consolidated balance sheet. Income tax benefits attributable to the exercise of employee stock options of $11.6 million and $16.1million, during the three month period ended September 30, 2011 and 2010, respectively, were recorded directly to additional paid-in capital. Income tax benefits attributable to the exercise of employee stock options of $45.0 million and $34.6 million, during the nine month period ended September 30, 2011 and 2010, respectively, were recorded directly to additional paid-in capital.

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of September 30, 2011, the total amount of gross interest and penalties accrued was $1.8 million, which is classified as “Other non-current liabilities” in the consolidated balance sheet.

The Company files U.S. federal and state tax returns. The Company is currently under examination by the IRS for the years 2008 and 2009, and the year 2010 remains subject to examination by the IRS. The statute of limitations for years 1997 through 2007 expired in September 2011 which resulted in a discrete benefit of approximately $3.5 million in the three months ended September 30, 2011. The Company is currently under examination by the state of California for the years 2006 and 2007. The years 1997 through 2005, as well as 2008 through 2010, remain subject to examination by the state of California.

Given the potential outcome of the current examinations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, at this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

9. Commitments and Contingencies

Streaming Content

The Company had $3,458.9 million and $1,123.4 million of obligations at September 30, 2011 and December 31, 2010, respectively, including agreements to acquire and license streaming content that represent long-term liabilities or that are not reflected on the consolidated balance sheets because they do not meet content library asset recognition criteria. The license agreements do not meet content library asset recognition criteria because either the fee is not known or reasonably determinable for a specific title or it is known but the title is not yet available for streaming to subscribers. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum quantities and/ or pricing as of the reporting date. For those agreements that include renewal provisions that are solely at the option of the content provider, the Company includes the commitments associated with the renewal period to the extent such commitments are fixed or a minimum amount is specified.

The expected timing of payments as of September 30, 2011 for these commitments is as follows:

(in thousands)
Less than one year	$740.8
Due after one year and through 3 years	2,136.9
Due after 3 years and through 5 years	535.7
Due after 5 years	45.5

Total streaming content obligations	$3,458.9

The Company has entered into certain license agreements that include an unspecified or a maximum number of titles that the Company may or may not receive in the future and /or that include pricing contingent upon certain variables, such as theatrical exhibition receipts for the title. As of the reporting date, it is unknown whether the Company will receive access to these titles or what the ultimate price per title will be. Accordingly, such amounts are not reflected in the commitments described above. However such amounts, are expected to be significant and the expected timing of payments could range from less than one year to more than five years.

In addition to the streaming content obligations above, the Company has licenses with certain performing rights organizations (“PRO”), and is currently involved in negotiations with other PROs, that hold certain rights to music used in connection with streaming content. For the latter, the Company accrues for estimated royalties that are due to PROs and adjusts these accruals based on any changes in estimates. While the Company anticipates finalizing these negotiations, the outcome of these negotiations is uncertain. Additionally, pending litigation between certain PROs and other third parties could impact our negotiations. If the Company is unable to reach mutually acceptable terms with the PROs, the Company could become involved in similar litigation. The results of any negotiation or litigation may be materially different from management’s estimates.

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

On September 25, 2009, Alcatel-Lucent USA Inc. filed a complaint for patent infringement against the Company in the United States District Court for the Eastern District of Texas, captioned Alcatel-Lucent USA Inc. v. Amazon.com Inc., et. al, Civil Action No. 6:09-cv-422. The complaint alleges that the Company infringed U.S. Patents Nos. 5,649,131 entitled “Communications Protocol” issued on July 15, 1997; 5,623,656 entitled “Script Based Data Communication System and Method Utilizing State Memory” issued on April 22, 1997; and 5,404,507 entitled “Apparatus and Method for Finding Records in a Database by Formulating a Query Using Equivalent Terms Which Correspond to Terms in the Input Query,” issued April 4, 1995. The complaint sought unspecified compensatory and enhanced damages, interest, costs and fees, and sought to permanently enjoin the Company from infringing the patents in the future. On September 21, 2011, this case was dismissed with prejudice.

In January through April of 2009, a number of purported anti-trust class action suits were filed against the Company in various United States Federal Courts. Wal-Mart Stores, Inc. and Walmart.com USA LLC (collectively, Wal-Mart) were also named as defendants in these suits. These cases have been consolidated in the Northern District of California and have been assigned the multidistrict litigation number MDL-2029. A number of substantially similar suits were filed in California State Courts, and have been consolidated in Santa Clara County. The plaintiffs, who are current or former Netflix customers, generally allege that Netflix and Wal-Mart entered into an agreement to divide the markets for sales and online rentals of DVDs in the United States, which resulted in higher Netflix subscription prices. A number of other cases have been filed in Federal and State courts by current or former subscribers to the online DVD rental service offered by Blockbuster Inc., alleging injury arising from similar facts. These cases have been related to MDL 2029 or, in the case of the California State cases, coordinated with the cases in Santa Clara County. The complaint(s) seeks unspecified compensatory and enhanced damages, interest, costs and fees and other equitable relief. With respect to each of these matters, management has determined that a potential loss is not probable and accordingly, no amount has been accrued. Management has determined a potential loss is reasonably possible as it is defined by ASC 450; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

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

10. Segment Information

In September 2010, the Company began international operations by offering an unlimited streaming plan without DVDs. At that time, the Company began segmenting operating results between Domestic and International. The Company presents the segment information along the same lines that the Company’s chief operating decision maker reviews the operating results in assessing performance and allocating resources. The Company’s chief operating decision maker reviews revenue and contribution profit for each of the reportable segments. Contribution profit is defined as revenues less cost of revenues and marketing expenses. There are no internal revenue transactions between the Company’s reporting segments. In addition, the Company does not identify or allocate its assets by reportable segment and all of the Company’s long lived tangible assets are held in the United States.

The Domestic segment derives revenue from monthly subscription services consisting of streaming content and DVD by mail. The Domestic segment operating income (loss) includes direct costs and allocations of “Cost of Revenues” and “Marketing” as well as all “Technology and Development” and “General and Administrative” costs, as these costs are incurred in the United States on the behalf of the consolidated entity.

The International segment derives revenue from monthly subscription services consisting solely of streaming content. The International segment contribution profit (loss) includes direct costs and allocations of “Cost of Revenues” and “Marketing.” Because no amount of “Technology and Development or “General and Administrative” costs are included in the International segment, contribution profit (loss) is equal to the International segment operating income (loss.)

Information on reportable segments and reconciliation to consolidated net income is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
		(in thousands)
Domestic
Streaming subscriptions	21,448
DVD subscriptions	13,928
Total unique subscribers at end of period	23,789	16,800

Revenues	$799,152	$553,219	$2,275,140	$1,566,703
Cost of revenues and marketing expenses	579,720	423,013	1,655,828	1,194,861

Contribution profit	219,432	130,206	619,312	371,842
Other operating expenses	99,272	58,011	261,710	163,960

Segment operating income	$120,160	$72,195	$357,602	$207,882

International
Total unique subscribers at end of period	1,480	133

Revenues	$22,687	$—	$53,862	$—
Cost of revenues and marketing expenses	46,005	2,694	97,268	2,694

Contribution profit (loss)	$(23,318)	$(2,694)	$(43,406)	$(2,694)

Consolidated
Total unique subscribers at end of period	25,269	16,933

Revenues	$821,839	$553,219	$2,329,002	$1,566,703
Cost of revenues and marketing expenses	625,725	425,707	1,753,096	1,197,555

Contribution profit	196,114	127,512	575,906	369,148
Other operating expenses	99,272	58,011	261,710	163,960

Operating income	$96,842	$69,501	$314,196	$205,188
Other income (expense)	(3,219)	(4,092)	(11,509)	(12,051)
Provision for income taxes	31,163	27,442	111,780	79,379

Net income	$62,460	$37,967	$190,907	$113,758

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; international expansion plans; our operating result trends, including subscriber additions, revenue and operating margins; impacts arising from our service offering changes; liquidity; our content library investments; future contractual obligations; and tax accounting . These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission (“SEC”) on February 18, 2011, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

Overview

We are the world’s leading Internet subscription service for enjoying TV shows and movies. Our subscribers can instantly watch unlimited TV shows and movies streamed over the Internet to their TVs, computers and mobile devices and in the United States, our subscribers can receive standard definition DVDs, and their high definition successor, Blu-ray discs (collectively referred to as “DVD”) delivered quickly to their homes.

Our core strategy is to grow our streaming subscription business domestically and globally. We are continuously improving the customer experience, with a focus on expanding our streaming content, enhancing our user interface and extending our streaming service to even more Internet-connected devices, while staying within the parameters of our contribution profit targets. In the past, we have focused on operating margin targets. Going forward, we will be operating within the parameters of contribution profit targets for each of our operating segments. Contribution profit is defined as revenue less cost of revenues and marketing expenses.

We are a pioneer in the Internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem of Internet-connected devices and have licensed increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their television sets, computers and mobile devices. As a result of these efforts, we have experienced growing consumer acceptance of and interest in the delivery of TV shows and movies directly over the Internet. We believe that the DVD portion of our service will be a fading differentiator to our streaming success and that offering separate streaming and DVD by mail services will help us prosper in streaming while allowing us to also renew focus on DVDs by mail.

In September 2010, we began international operations by offering an unlimited streaming plan without DVDs in Canada. In September 2011, we expanded our international offering of unlimited streaming without DVDs to Latin America and the Caribbean. We recently announced plans to launch our service in the UK and Ireland starting in Q1 of 2012. We anticipate significant contribution losses in the International segment in 2011 and 2012. After launching in the UK and Ireland, we will pause on opening new international markets.

In July 2011, we introduced DVD only plans and separated the unlimited DVDs by mail and unlimited streaming into separate plans. This resulted in a price increase for our members who were taking a combination of both our unlimited DVDs by mail and unlimited streaming services. We made a subsequent announcement during the quarter concerning the rebranding of our DVD by mail service as Qwikster and the separation of the Qwikster and Netflix websites. The consumer reaction to the price change, and to a lesser degree, the branding announcement, was very negative, leading to significant customer cancellations and a decline in gross subscriber additions. We subsequently retracted our plans to rebrand our DVD by mail service and separate the DVD by mail and streaming websites. If we do not reverse the negative consumer sentiment toward our brand and if we continue to experience significant customer cancellations and a decline in subscriber additions, our results of operations including our cash flow will be adversely impacted.

The following represents our consolidated performance highlights for the three months ended September 30, 2011, June 30, 2011 and September 30, 2010 and for the nine months ended September 30, 2011 and September 30, 2010:

	Three Months Ended			Change
	September 30, 2011	June 30, 2011	September 30, 2010	Q3’11 vs. Q2’11	Q3’11 vs. Q3’10
	(in thousands, except per share data and percentages)
Total subscribers at end of period	25,269	25,561	16,933	(1.1)%	49.2%
Net subscriber additions	(292)	1,961	1,932	(114.9)%	(115.1)%
Revenues	$821,839	$788,610	$553,219	4.2%	48.6%
Operating income	96,842	115,114	69,501	(15.9)%	39.3%
Net income	62,460	68,214	37,967	(8.4)%	64.5%
Net income per share — diluted	$1.16	$1.26	$0.70	(7.9)%	65.7%
Free cash flow	$13,781	$59,545	$7,767	(76.9)%	77.4%

	Nine Months Ended		Change
	September 30, 2011	September 30, 2010	YTD ‘11 vs. YTD ‘10
	(in thousands, except per share data and percentages)
Total subscribers at end of period	25,269	16,933	49.2%
Net subscriber additions	5,259	4,665	12.7%
Revenues	$2,329,002	$1,566,703	48.7%
Operating income	314,196	205,188	53.1%
Net income	190,907	113,758	67.8%
Net income per share — diluted	$3.53	$2.09	68.9%
Free cash flow (1)	$152,629	$79,574	91.8%

(1)	See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “free cash flow” to “net cash provided by operating activities.”

Following the announcement of changes to our plan offerings, pricing, and branding in the third quarter of 2011, domestic churn increased to 6.3% for the third quarter of 2011 as compared to 4.2% in the second quarter of 2011 and 3.8% in the third quarter of 2010. This coupled with a decline in domestic gross subscriber additions of 11.3% from June 30, 2011 to September 30, 2011 resulted in negative domestic net subscriber additions of 0.8 million. Despite the loss in domestic subscribers in the third quarter of 2011, our consolidated revenues were up 4.2% for the three months ended September 30, 2011 as compared to the three months ended June 30, 2011, as most cancellations occurred late in the quarter. Domestic gross subscriber additions were up 18.9% for the three months ended September 30, 2011 as compared to the three months ended September 30, 2010, contributing to the increase in total subscribers of 49.2% as of September 30, 2011 as compared to September 30, 2010. This was the primary driver in the 48.6% increase in consolidated revenues for the three months ended September 30, 2011 as compared to September 30, 2010.

We expect that as a result of the increase in subscriber cancellations and migration of our subscribers towards streaming only and lower priced DVD plans, offset by increases in international revenues, consolidated revenue will be relatively flat until we can achieve positive net subscriber additions.

In the third quarter, our International segment reported a contribution loss of $23.3 million and we expect that our planned expansion to the UK and Ireland in the first quarter of 2012 will result in further losses as our investments in content in particular will exceed revenues while we grow our subscriber base. As a result of the flat consolidated revenues and the increasing investment in our International segment, we expect to incur consolidated net losses in 2012.

Free cash flow in the third quarter of 2011 declined as compared to the prior quarter to $13.8 million but increased 77.4% as compared to the same quarter in 2010. Free cash flow was $48.7 million lower than net income of $62.5 million, largely due to the increase in excess streaming and DVD content payments over expense. In particular, we invested significantly in content for Latin America and this content did not become available for viewing until our launch in September. The excess streaming and DVD content payments over expense will continue to fluctuate over time based on new streaming content licenses domestically and internationally. We expect that free cash flow in 2012 will be negatively impacted by our expected consolidated net losses and that we may use cash in future periods.

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

	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%

Cost of revenues:
Subscription	57.4%	54.3%	52.9%	54.8%	52.2%
Fulfillment expenses	7.9%	7.8%	9.4%	8.1. %	9.5%

Total cost of revenues	65.3%	62.1%	62.3%	62.9%	61.7%

Operating expenses:
Technology and development	8.5%	7.3%	7.6%	7.7%	7.5%
Marketing	10.8%	12.0%	14.7%	12.4%	14.7%
General and administrative	3.6%	4.0%	2.8%	3.5%	3.0%

Total operating expenses	22.9%	23.3%	25.1%	23.6%	25.2%

Operating income	11.8%	14.6%	12.6%	13.5%	13.1%
Other income (expense):
Interest expense	(0.6)%	(0.7)%	(0.9)%	(0.6)%	(0.9)%
Interest and other income	0.2%	0.2%	0.2%	0.1%	0.1%

Income before income taxes	11.4%	14.1%	11.9%	13.0%	12.3%
Provision for income taxes	3.8%	5.5%	5.0%	4.8%	5.0%

Net income	7.6%	8.6%	6.9%	8.2%	7.3%

Revenues

We derive substantially all of our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We currently generate substantially all of our revenues in the United States.

In the Domestic segment, we derive revenues from services consisting of streaming content and DVDs by mail. In July 2011, in the United States, we announced certain changes to our plan offerings and price structure. As part of these changes, we introduced subscription plans that include only DVDs by mail and made it necessary for subscribers who opt to receive both DVDs and streaming to have two separate subscription plans. Our unlimited streaming plan is priced at $7.99 per month in the United States. The price per plan for DVDs by mail varies based on the number of DVDs that a subscriber may have out at any given point. Customers electing access to high definition Blu-ray discs in addition to standard definition DVDs pay a surcharge ranging from $1 to $4 per month for our most popular plans.

In the International segment, we derive revenues from services consisting solely of streaming content. In September 2010, we began international operations in Canada and in September 2011, we expanded this offering to Latin America and the Caribbean. We recently announced plans to launch our service in the UK and Ireland starting in Q1 of 2012. After launching in the UK and Ireland, we will pause on opening new international markets.

As a result of the changes to our pricing and plan structure, we no longer offer a hybrid DVD and streaming plan and subscribers who wish to receive DVDs by mail and watch streaming content must elect both a DVD subscription plan and a streaming subscription plan. Accordingly, beginning with the third quarter of 2011, management reviews the number of subscriptions as the key driver of revenues. Our key subscriber metrics shown below reflect these changes.

The following table presents our subscription plan information as of September 30, 2011 (in thousands):

Subscriptions:
Paid domestic streaming	20,511
Ending domestic streaming	21,448

Paid domestic DVD	13,813
Ending domestic DVD	13,928

Paid international streaming	989
Ending international streaming	1,480

	As of/ Three Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010
	(in thousands)
Subscribers:
Domestic hybrid streaming and DVD by mail:
Net additions		(196)	1,799
Ending subscribers		18,856	16,800
Domestic streaming only:
Net additions		1,993	—
Ending subscribers		5,738	—
Total domestic unique subscribers:
Net additions	(805)	1,797	1,799
Ending subscribers	23,789	24,594	16,800
International streaming:
Net additions	513	164	133
Ending subscribers	1,480	967	133
Total unique subscribers:
Net additions	(292)	1,961	1,932
Paid subscribers	23,832	24,120	15,863
Ending subscribers	25,269	25,561	16,933

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010

	Three Months Ended		Change
	September 30, 2011	September 30, 2010	Q3’11 vs. Q3’10
	(in thousands, except percentages and average monthly revenue per paying subscriber)
Revenues	$821,839	$553,219	48.6%
Domestic	799,152	553,219	44.5%
International	22,687	—	100%
Other domestic data:
Average number of paying subscribers	23,053	15,220	51.5%
Average monthly revenue per paying subscriber	$11.56	$12.12	(4.6)%

The $268.6 million increase in our consolidated revenues was primarily a result of the 51.5% growth in the domestic average number of paying subscribers. This increase was partially offset by a 4.6% decline in the domestic average monthly revenue per paying subscriber to $11.56, resulting from the continued growth of our lower priced subscription plans. During the quarter ended September 30, 2011, 83.6% of our new gross domestic subscribers had chosen an unlimited streaming subscription plan, which is priced at $7.99 per month. We had no subscribers with the unlimited streaming subscription plan during the quarter ended September 30, 2010, as it was not introduced domestically until November 2010.

Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

	Nine Months Ended		Change
	September 30, 2011	September 30, 2010	YTD’11 vs. YTD’10
	(in thousands, except percentages and average monthly revenue per paying subscriber)
Revenues	$2,329,002	$1,566,703	48.7%
Domestic	2,275,140	1,566,703	45.2%
International	53,862	—	100%
Other domestic data:
Average number of paying subscribers	21,686	14,026	54.6%
Average monthly revenue per paying subscriber	$11.66	$12.41	(6.0)%

The $762.3 million increase in our consolidated revenues was primarily a result of the 54.6% growth in the domestic average number of paying subscribers. This increase was partially offset by a 6.0% decline in the domestic average monthly revenue per paying subscriber to $11.66, resulting from the continued growth of our lower priced subscription plans.

Three months ended September 30, 2011 as compared to the three months ended June 30, 2011

	Three Months Ended		Change
	September 30, 2011	June 30, 2011	Q3’11 vs. Q2’11
	(in thousands, except percentages and average monthly revenue per paying subscriber)
Revenues	$821,839	$788,610	4.2%
Domestic	799,152	769,714	3.8%
International	22,687	18,896	20.1%
Other domestic data:
Average number of paying subscribers	23,053	22,334	3.2%
Average monthly revenue per paying subscriber	$11.56	$11.49	0.6%

The $33.2 million increase in our consolidated revenues was primarily a result of the 3.2% growth in the domestic average number of paying subscribers.

We expect the streaming subscription plans offered both domestically and internationally to continue to grow as a percentage of our total subscriber base. We expect that as a result of the increase in subscriber cancellations and migration of our subscribers towards streaming subscription plans and lower priced DVD subscription plans, offset by increases in international revenues, consolidated revenue will be relatively flat until we can achieve positive net subscriber additions.

Cost of Revenues

Cost of Subscription

Cost of subscription revenues consists of expenses related to the acquisition and licensing of content, as well as content delivery costs related to providing streaming content and shipping DVDs to subscribers. Costs related to free-trial periods are allocated to marketing expenses.

Content acquisition and licensing expenses consist primarily of amortization of streaming content licenses, which may or may not be recognized in the streaming content library, amortization of DVD content library and revenue sharing expenses. We obtain content through streaming content license agreements, DVD direct purchases and DVD and streaming revenue sharing agreements with studios, distributors and other suppliers. Content agreements are made in the ordinary course of business and our business is not substantially dependent on any particular agreement.

Content delivery expenses consist of the postage costs to mail DVDs to and from our paying subscribers, the packaging and label costs for the mailers and all costs associated with streaming content over the Internet. We utilize third-party content delivery networks to help us efficiently stream content in high volume to our subscribers over the Internet.

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010

	Three Months Ended		Change
	September 30, 2011	September 30, 2010	Q3’11 vs. Q3’10
	(in thousands, except percentages)
Cost of subscription	$471,823	$292,406	61.4%
As a percentage of revenues	57.4%	52.9%

The $179.4 million increase in cost of subscription revenues was primarily due to a $191.8 million increase in content acquisition and licensing expenses mostly attributable to new streaming content licenses.

Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

	Nine Months Ended		Change
	September 30, 2011	September 30, 2010	YTD’11 vs. YTD’10
	(in thousands, except percentages)
Cost of subscription	$1,277,018	$817,353	56.2%
As a percentage of revenues	54.8%	52.2%

The $459.7 million increase in cost of subscription revenues was primarily due to a $465.4 million increase in content acquisition and licensing expenses mostly attributable to new streaming content licenses.

Three months ended September 30, 2011 as compared to the three months ended June 30, 2011

	Three Months Ended		Change
	September 30, 2011	June 30, 2011	Q3’11 vs. Q2’11
	(in thousands, except percentages)
Cost of subscription	$471,823	$428,203	10.2%
As a percentage of revenues	57.4%	54.3%

The $43.6 million increase in cost of subscription revenues was primarily due to a $52.1 million increase in content acquisition and licensing expenses mostly attributable to new streaming content licenses.

We expect to continue to make substantial investments in our streaming content library and expect spending to increase significantly in future periods.

Fulfillment Expenses

Fulfillment expenses represent those expenses incurred in content processing including operating and staffing our shipping centers as well as receiving, encoding, inspecting and warehousing our content library. Fulfillment expenses also include operating and staffing our customer service centers and credit card fees.

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010

	Three Months Ended		Change
	September 30, 2011	September 30, 2010	Q3’11 vs. Q3’10
	(in thousands, except percentages)
Fulfillment expenses	$64,794	$52,063	24.5%
As a percentage of revenues	7.9%	9.4%

The $12.7 million increase in fulfillment expenses was primarily due to a $9.0 million increase in credit card fees as a result of the 48.6% growth in revenues.

Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

	Nine Months Ended		Change
	September 30, 2011	September 30, 2010	YTD’11 vs. YTD’10
	(in thousands except percentages)
Fulfillment expenses	$187,728	$149,212	25.8%
As a percentage of revenues	8.1%	9.5%

The $38.5 million increase in fulfillment expenses was due to the following:

•	Credit card fees increased $27.9 million as a result of the 48.7% growth in revenues; and

•

Content processing and customer service related expenses increased $10.6 million primarily due to a $14.5 million increase in costs associated with customer service call centers, offset by a decrease of $4.5 million in hub operation expenses.

Three months ended September 30, 2011 as compared to the three months ended June 30, 2011

	Three Months Ended		Change
	September 30, 2011	June 30, 2011	Q3’11 vs. Q2’11
	(in thousands, except percentages)
Fulfillment expenses	$64,794	$61,775	4.9%
As a percentage of revenues	7.9%	7.8%

The $3.0 million increase in fulfillment expenses was primarily due to a $4.7 million increase in costs associated with customer service call centers.

Technology and Development

Technology and development expenses consist of payroll and related costs incurred in making improvements to our service offering, including testing, maintaining and modifying our user interface, our recommendation and merchandising technology, as well as, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include costs associated with computer hardware and software.

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010

	Three Months Ended		Change
	September 30, 2011	September 30, 2010	Q3’11 vs. Q3’10
	(in thousands, except percentages)
Technology and development	$69,480	$42,108	65.0%
As a percentage of revenues	8.5%	7.6%

The $27.4 million increase in technology and development expenses was primarily the result of a $22.3 million increase in personnel-related costs. This increase in personnel-related costs is due to a 63% growth in average headcount supporting continued improvements in our streaming service and our international expansion coupled with a $4.8 million increase in stock-based compensation expense resulting from the growth in average headcount.

Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

	Nine Months Ended		Change
	September 30, 2011	September 30, 2010	YTD’11 vs. YTD’10
	(in thousands, except percentages)
Technology and development	$178,250	$117,370	51.9%
As a percentage of revenues	7.7%	7.5%

The $60.9 million increase in technology and development expenses was primarily attributable to a $52.1 million increase in personnel-related costs. These increases are due to the 47% growth in average headcount supporting continued improvements in our streaming service and our international expansion coupled with a $12.9 million increase in stock-based compensation expense resulting from the growth in average headcount.

Three months ended September 30, 2011 as compared to the three months ended June 30, 2011

	Three Months Ended		Change
	September 30, 2011	June 30, 2011	Q3’11 vs. Q2’11
	(in thousands, except percentages)
Technology and development	$69,480	$57,865	20.1%
As a percentage of revenues	8.5%	7.3%

The $11.6 million increase in technology and development expenses was primarily the result of a $7.5 million increase in personnel-related costs. This increase in personnel-related costs is primarily due to a 19% growth in average headcount supporting continued improvements to our streaming service and our international expansion.

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

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010

	Three Months Ended		Change
	September 30, 2011	September 30, 2010	Q3’11 vs. Q3’10
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$89,108	$81,238	9.7%
As a percentage of revenues	10.8%	14.7%
Other domestic data:
Gross subscriber additions	4,714	3,965	18.9%
Subscriber acquisition cost	$15.25	$20.03	(23.9)%
Churn (1)	6.3%	3.8%	65.8%

(1)	Churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber additions, then divided by three months.

Following the announcement of changes to our plan offerings, pricing and branding in the third quarter of 2011, we experienced significant customer cancellations with churn increasing to 6.3% for the third quarter of 2011 as compared to 4.2% in the second quarter of 2011, and 3.8% in the third quarter of 2010.

The $7.9 million increase in marketing expenses was primarily attributable to a $14.7 million increase in marketing program spending attributable to increased spending in television, radio and online advertising primarily due to our launch in Latin America and the Caribbean, coupled with an increase in payments to our affiliates and consumer electronic partners. These increases were offset by a decrease in direct mail. In addition, cost of free trials decreased $9.1 million due to a 74% decrease in free shipments as the majority of our new domestic subscribers receiving free trials have chosen the unlimited streaming plan. Domestic subscriber acquisition cost decreased primarily due to organic growth in gross subscriber additions.

Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

	Nine Months Ended		Change
	September 30, 2011	September 30, 2010	YTD’11 vs. YTD’10
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$288,350	$230,990	24.8%
As a percentage of revenues	12.4%	14.7%
Other domestic data:
Gross subscriber additions	16,328	10,516	55.3%
Subscriber acquisition cost	$14.86	$21.79	(31.8)%
Churn	4.8%	3.9%	23.1%

The $57.4 million increase in marketing expenses was primarily attributable to a $64.0 million increase in marketing program spending, primarily from increased spending in television, radio and online advertising, coupled with an increase in payments to our affiliates. These increases were offset by a decrease in payments to consumer electronic partners as well as a decrease in spending for direct mail and inserts. In addition, cost of free trials decreased by $11.6 million due to a 34% decrease in free shipments as the majority of our new domestic subscribers receiving free trials have chosen the unlimited streaming plan. Domestic subscriber acquisition cost decreased primarily due to organic growth in gross subscriber additions.

Three months ended September 30, 2011 as compared to the three months ended June 30, 2011

	Three Months Ended		Change
	September 30, 2011	June 30, 2011	Q3’11 vs. Q2’11
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$89,108	$94,983	(6.2)%
As a percentage of revenues	10.8%	12.0%
Other domestic data:
Gross subscriber additions	4,714	5,315	(11.3)%
Subscriber acquisition cost	$15.25	$15.09	1.1%
Churn	6.3%	4.2%	50.0%

The $5.9 million decrease in marketing expenses was primarily due to a $5.0 million decrease in marketing program spending primarily due to a decrease in television spending and direct mail. In addition, cost of free trials decreased by $2.2 million due to a 53% decrease in free shipments as the majority of our new domestic subscribers receiving free trials have chosen the unlimited streaming plan.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, as well as recruiting, professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010

	Three Months Ended		Change
	September 30, 2011	September 30, 2010	Q3’11 vs. Q3’10
	(in thousands, except percentages)
General and administrative	$29,792	$15,903	87.3%
As a percentage of revenues	3.6%	2.8%

The $13.9 million increase in general and administrative expenses was primarily attributable to a $9.8 million increase in personnel-related costs, due to a $2.9 million increase in stock-based compensation expense and a 49% increase in average headcount.

Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

	Nine Months Ended		Change
	September 30, 2011	September 30, 2010	YTD’11 vs. YTD’10
	(in thousands, except percentages)
General and administrative	$83,460	$46,590	79.1%
As a percentage of revenues	3.5%	3.0%

The $36.9 million increase in general and administrative expenses was primarily attributable to a $21.4 million increase in personnel-related costs, due to an $8.2 million increase in stock-based compensation expense and a 31% increase in average headcount. In addition, legal expenses increased $7.1 million due to an increase in costs associated with various claims against us.

Three months ended September 30, 2011 as compared to the three months ended June 30, 2011

	Three Months Ended		Change
	September 30, 2011	June 30, 2011	Q3’11 vs. Q2’11
	(in thousands, except percentages)
General and administrative	$29,792	$30,670	(2.9)%
As a percentage of revenues	3.6%	4.0%

General and administrative expenses were relatively flat as compared to the prior period.

Income Taxes

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010

	Three Months Ended		Change
	September 30, 2011	September 30, 2010	Q3’11 vs. Q3’10
	(in thousands, except percentages)
Provision for income taxes	$31,163	$27,442	13.6%
Effective tax rate	33.3%	42.0%

Our effective tax rate for the third quarter of 2011 was 33.3% and differed from the federal statutory rate due primarily to the expiration of a statute of limitations for years 1997 through 2007 resulting in a discrete benefit of $3.5 million, the Federal and California R&D tax credits and state taxes. The decrease in our effective tax rate was also attributable to the reinstatement of the Federal R&D credit in December 2010 not reflected in the three months ended September 30, 2010 and a lower effective tax rate for California.

Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

	Nine Months Ended		Change
	September 30, 2011	September 30, 2010	YTD’11 vs. YTD’10
	(in thousands, except percentages)
Provision for income taxes	$111,780	$79,379	40.8%
Effective tax rate	36.9%	41.1%

Our effective tax rate for the nine months ended September 30, 2011 was 36.9% and differed from the federal statutory rate due primarily to the expiration of a statute of limitations for years 1997 through 2007 resulting in a discrete benefit of $3.5 million, the Federal and California R&D tax credits and state taxes. The decrease in our effective tax rate was also attributable to the reinstatement of the Federal R&D credit in December 2010 not reflected in the nine months ended September 30, 2010 and a lower effective tax rate for California.

Three months ended September 30, 2011 as compared to the three months ended June 30, 2011

	Three Months Ended		Change
	September 30, 2011	June 30, 2011	Q3’11 vs. Q2’11
	(in thousands, except percentages)
Provision for income taxes	$31,163	$42,610	(26.9)%
Effective tax rate	33.3%	38.4%

Our effective tax rate for the three months ended September 30, 2011 as compared to the three months ended June 30, 2011 was primarily attributable to the expiration of a statute of limitations for years 1997 through 2007, resulting in a discrete benefit of $3.5 million.

Liquidity and Capital Resources

Our primary source of liquidity has been cash generated from operations. Additionally, in November 2009, we issued $200 million of our 8.50% senior notes due in 2017. The debt consists of $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (the “Notes”). Interest on the Notes is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010. (See “Note 4 Long-term Debt” to our condensed consolidated financial statements for additional information.)

Our primary uses of cash include the acquisition and licensing of content, content delivery expenses, marketing, our stock repurchase programs, payroll related expenses, and capital expenditures related to information technology and automation equipment. We expect to continue to make significant investments to license streaming content both domestically and internationally. These investments could impact our liquidity and in particular our operating cash flows.

As a result of the significant increase in subscriber cancellations resulting in flat consolidated revenue, coupled with increased investments in our International segment, and in International content in particular, we expect consolidated net losses and negative operating cash flows in future periods. Although we currently anticipate that our available funds will be sufficient to meet our cash needs for the foreseeable future, we may require or choose to obtain additional financing. Our ability to obtain additional financing will depend on, among other things, our development efforts, business plans, operating performance, current and projected compliance with our debt covenants, and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

On June 11, 2010, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase $300 million of our common stock through the end of 2012. As of September 30, 2011, $41.0 million of this authorization was remaining. The timing and actual number of shares repurchased is in the discretion of management and will depend on various factors, including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. As we expect to have negative operating cash flows in future periods, we do not expect to make further stock repurchases for the foreseeable future.

Cash Flow

Three months ended September 30, 2011 as compared to the three months ended September 30, 2010

	Three Months Ended		Change
	September 30, 2011	September 30, 2011	Q3’11 vs. Q3’10
	(in thousands, except percentages)
Net cash provided by operating activities	$49,531	$42,227	17.3%
Net cash used in investing activities	(41,581)	(5,606)	641.7%
Net cash used in financing activities	(23,958)	(30,840)	(22.3)%

Cash provided by operating activities increased $7.3 million or 17.3%, primarily due to an increase in cash received from subscribers for subscription fees of $272.9 million or 48.5%, partially offset by increased payments for streaming content acquisition and licensing of $216.3 million or 132.6%. Operating cash flows were further impacted by increased payroll expenses of $31.3 million, increased credit card fees of $9.0 million, a $4.6 million increase in payments for advertising and affiliates transactions and a $4.4 million increase in other operating expenses.

Cash used in investing activities increased $36.0 million primarily due to a $34.7 million increase in purchases, net of proceeds, of short-term investments. In addition, purchases of property and equipment increased $6.7 million primarily due to purchases of software licenses. These increases in cash outflows were partially offset by a $9.1 million decrease in acquisition of DVD content library, as more DVDs were obtained through revenue sharing agreements as compared to the same prior year period.

Cash used in financing activities decreased by $6.9 million primarily due to a $17.8 million decrease in repurchases of common stock. This decrease in cash used was partially offset by a $6.5 million decrease in proceeds from the issuance of common stock related to option exercises, and a decrease of $4.3 million in the excess tax benefits from stock-based compensation.

Nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010

	Nine Months Ended		Change
	September 30, 2011	September 30, 2011	YTD’11 vs. YTD’10
	(in thousands, except percentages)
Net cash provided by operating activities	$252,246	$179,684	40.4%
Net cash used in investing activities	(150,205)	(57,898)	159.4%
Net cash used in financing activities	(137,341)	(142,902)	(3.9)%

Cash provided by operating activities increased $72.6 million or 40.4%, primarily due to an increase in cash received from subscribers for subscription fees of $793.2 million or 50.5%, partially offset by increased payments for streaming content acquisition and licensing of $544.0 million or 149.7%. Operating cash flows were further impacted by increased payroll expenses of $68.0 million, a $41.5 million increase in payments for advertising and affiliates transactions, increased credit card fees of $27.9 million and a $10.6 million increase in excess tax benefits from stock-based compensation. Content delivery expenses increased $10.1 million, payments for equipment and software maintenance increased by $9.1 million and other operating expenses increased by $9.4 million.

Cash used in investing activities increased $92.3 million primarily due to a $92.8 million increase in purchases, net of proceeds, of short-term investments. In addition, purchases of property and equipment increased $19.6 million due to purchases of automation equipment for our various shipping centers, as well as purchases of software licenses. These increases in cash outflows were partially offset by a $29.0 million decrease in acquisitions of DVD content library, as more DVDs were obtained through revenue sharing agreements as compared to the same prior year period.

Cash used in financing activities decreased by $5.6 million primarily due to a $10.6 million decrease in repurchases of common stock, and a $10.6 million increase in the excess tax benefits from stock-based compensation. This was partially offset by a $15.4 million decrease in proceeds from the issuance of common stock related to option exercises.

Three months ended September 30, 2011 as compared to the three months ended June 30, 2011

	Three Months Ended		Change
	September 30, 2011	June 30, 2011	Q3’11 vs. Q2’11
	(in thousands, except percentages)
Net cash provided by operating activities	$49,531	$86,392	(42.7)%
Net cash used in investing activities	(41,581)	(34,949)	19.0%
Net cash used in financing activities	(23,958)	(26,655)	(10.1)%

Cash provided by operating activities decreased $36.9 million or 42.7%, primarily due to increased payments for streaming content acquisition and licensing of $87.2 million or 29.9%, partially offset by a $43.3 million or 5.5% increase in cash received from subscribers for subscription fees. Operating cash flows were further impacted by increased payroll expenses of $11.2 million, an increase of $7.3 million in content delivery expenses, and a $6.4 million increase in taxes paid during the quarter, as well as a $15.3 million decrease in payments for advertising and affiliate transactions, an $8.5 million decrease on interest paid on our Notes, as payments are made in May and November, and an $8.1 million decrease in other operating expenses.

Cash used in investing activities increased $6.6 million primarily due to a $5.5 million increase in the purchases of property and equipment due to purchases of software.

Cash used in financing activities decreased by $2.7 million primarily due to an $11.8 million decrease in repurchases of common stock. This decrease in cash used was partially offset by a $6.1 million decrease in the excess tax benefits from stock-based compensation and a $3.0 million decrease in proceeds from the issuance of common stock related to option exercises.

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

	Three Months Ended			Nine Months Ended
	September 30, 2011	June 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	$49,531	$86,392	$42,227	$252,246	$179,684
Acquisition of DVD content library	(20,826)	(19,065)	(29,900)	(62,010)	(90,993)
Purchases of property and equipment	(14,080)	(8,626)	(7,342)	(39,026)	(19,406)
Other assets	(844)	844	2,782	1,419	10,289

Non-GAAP free cash flow	$13,781	$59,545	$7,767	$152,629	$79,574

In comparing free cash flow to net income, the major recurring differences are excess streaming and DVD payments over expenses, stock-based compensation expense, deferred revenue, taxes and semi-annual interest payments on the Notes. Because consumers use credit cards to buy from us, our receivables from customers settle quickly and deferred revenue is a source of cash flow. For streaming content, we typically enter into multi-year licenses with studios and other distributors that may result in an increase in content library and a corresponding increase in liabilities in the consolidated balance sheet. The payment terms for these license fees may extend over the term of the license agreement, which typically range from six months to five years. License fee obligations with payment terms that are due beyond one year are classified on the consolidated balance sheets as “Other non-current liabilities.” Minimum commitments for licenses and known titles that do not meet the criteria for asset recognition in the content library are included in Note 9 to the consolidated financial statements.

Free cash flow for the three months ended September 30, 2011 as compared to September 30, 2010 increased $6.0 million primarily due to increased net income of $24.5 million, increased deferred revenue of $12.4 million and increased stock-based compensation expense of $8.4 million. This was partially offset by an increase in excess streaming and DVD content payments over expenses of $15.4 million, a $6.5 million increase in excess property and equipment payments over expenses of $6.5 million and increased tax impacts of $3.0 million. Payments for content increased $207.2 million while content expenses increased $191.8 million.

Free cash flow for the nine months ended September 30, 2011 as compared to September 30, 2010 increased $73.1 million primarily due to increased net income of $77.2 million, increased stock-based compensation expense of $23.8 million, decreased tax impacts of $15.7 million, and increased deferred revenue of $30.9 million. This was partially offset by an increase in excess streaming and DVD content payments over expenses of $49.6 million. Payments for content increased $515.0 million while content expenses increased $465.4 million.

Free cash flow for the three months ended September 30, 2011 as compared to June 30, 2011 decreased $45.8 million primarily due to an increase in excess streaming and DVD content payments over expenses of $36.9 million. Payments for content increased $89.0 million while content expenses increased $52.1 million.

As a result of the significant increase in subscriber cancellations resulting in flat domestic revenue, coupled with increased investment in our International segment and in particular in international content, we expect consolidated net losses and negative free cash flows in future periods.

Effect of Exchange Rates

Revenues in our International segment, as well as some of the related expenses incurred in the International segment, are denominated in the local currency. During the three and nine months ended September 30, 2011 and 2010, the gains or losses on foreign exchange transactions and the effect of exchange rate changes on cash and cash equivalents were immaterial.

Contractual Obligations

For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of September 30, 2011. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at September 30, 2011:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year (3)	1-3 years	3-5 years	More than 5 years
8.50% senior notes	$310,500	$17,000	$34,000	$34,000	$225,500
Operating lease obligations	58,005	16,242	25,423	13,264	3,076
Lease financing obligations (1)	20,311	4,174	6,328	5,886	3,923
Streaming content obligations (2)	3,458,863	740,800	2,136,853	535,709	45,501
Other purchase obligations	269,003	159,269	99,425	9,372	937

Total	$4,116,682	$937,485	$2,302,029	$598,231	$278,937

(1)	Represents the lease financing obligations for our Los Gatos, California headquarters.
(2)	Streaming content obligations include agreements to acquire and license streaming content that represent long-term liabilities or that are not reflected on the consolidated balance sheets. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/ or pricing as of the reporting date. For those agreements that include renewal provisions that are solely at the option of the content provider, we include the commitments associated with the renewal period to the extent such commitments are fixed or a minimum amount is specified. For these reasons, the amounts presented in the table may not provide a reliable indicator of our expected future cash outflows.

We have entered into certain license agreements that include an unspecified or a maximum number of titles that we may or may not receive in the future and/or that include pricing contingent upon certain variables, such as theatrical exhibition receipts for the title. As of the reporting date, it is unknown whether we will receive access to these titles or what the ultimate price per title will be. Accordingly such amounts are not reflected in the above contractual obligations table. However, such amounts are expected to be significant and the expected timing of payments for these commitments could range from less than one year to more than five years.

(3)	For purposes of this table, less than one year does not include liabilities which are reflected on the consolidated balance sheets.

As of September 30, 2011, we had gross unrecognized tax benefits of $26.3 million and an additional $1.8 million for gross interest and penalties classified as “Other non-current liabilities” in the consolidated balance sheet. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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

When the streaming license fee is known or reasonably determinable for a specific title and the specific title is first available for streaming to subscribers, the title is recognized on the consolidated balance sheets as current content library for the portion available for streaming within one year and as non-current content library for the remaining portion. New titles recognized in the content library are classified in the line item “Additions to streaming content library” within net cash provided by operating activities in the consolidated statements of cash flows. We amortize the content library on a straight-line basis over each title’s contractual window of availability, which typically ranges from six months to five years. The amortization is classified in “Cost of revenues—Subscription” in the consolidated statements of operations and in the line item “Amortization of streaming content library” within net cash provided by operating activities in the consolidated statements of cash flows. Payment terms for these license fees may extend over the term of the license agreement, which could range from six months to five years. For the titles recognized in content library, the license fees due but not paid are classified on the consolidated balance sheets as “Accounts payable” for the amounts due within one year and as “Other non-current liabilities” for the amounts due beyond one year. Changes in these liabilities are classified in the line item “Change in streaming content liabilities” within net cash provided by operating activities in the consolidated statement of cash flows. We record the streaming content library assets and their related liability on our consolidated balance sheet at the gross amount of the liability. Payments for the titles not yet available for streaming are not yet recognized in the content library but in prepaid content. Minimum commitments for the titles not yet available for streaming are not yet recognized in the content library and are included in Note 9 to the consolidated financial statements.

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

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At September 30, 2011, our estimated gross unrecognized tax benefits were $26.3 million of which $21.0 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 8 to the consolidated financial statements for further information regarding income taxes.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under Note 9 in the notes to the consolidated financial statements under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors

There have been no material changes from the risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, except for the following additional Risk Factor:

If we are unable to recover from the negative consumer reaction to our price change and other announcements made during the third quarter of 2011, our business will be adversely affected.

In the third quarter of 2011, we made a series of announcements regarding our business, including the separation of our unlimited DVD by mail and unlimited streaming plans with a corresponding price change for some of our customers, the rebranding of our DVD by mail service, and the subsequent retraction of our plans to rebrand our DVD by mail service. Consumers reacted negatively to these announcements, adversely impacting our brand and resulting in higher than expected customer cancellations and a decline in net subscriber additions. These adverse effects, coupled with the increasingly long-term and fixed-cost nature of our content acquisition licenses, will likely continue to have an adverse impact on our results of operations. If we are unable to repair the damage to our brand and reverse negative subscriber growth within our domestic segment, our results of operations, including cash flow, will be adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Stock repurchases during the three months ended September 30, 2011 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet Be Purchased Under the Program (1)
July 1, 2011 – July 31, 2011	—	$—	—	$80,575,302
August 1, 2011 – August 31, 2011	84,000	225.77	84,000	61,610,469
September 1, 2011 – September 30, 2011	98,000	210.56	98,000	40,975,338

Total	182,000	$217.58	182,000	$40,975,338

(1)	On June 11, 2010, the Company announced that its Board of Directors authorized a stock repurchase plan that enables the Company to repurchase up to $300.0 million of its common stock through the end of 2012. The timing and actual number of shares repurchased will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Item 6.	Exhibits

(a) Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on October 27, 2011, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2011 and 2010 and (iv) the Notes to Consolidated Financial Statements.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, I NC.

Dated: October 27, 2011	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: October 27, 2011	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 5, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the SEC on October 27, 2011, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010, (ii) Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (iii) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2011 and 2010 and (iv) the Notes to the Consolidated Financial Statements.					X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
†	Indicates a management contract or compensatory plan.