Form 10-K
period 2011-12-31
NETFLIX INC
filed 2012-02-10
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

As of June 30, 2011, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $13,428,994,404. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of January 31, 2012, there were 55,418,632 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the registrant’s Proxy Statement for Registrant’s 2012 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; the growth of Internet delivery of content; the growth in our streaming subscriptions and the decline in our DVD subscriptions; the market opportunity for streaming content; our advantage of focus within the subscription segment of the entertainment video market; contribution margin; liquidity; revenues; net income; impacts relating to our pricing strategy; our content library investments; significance of future contractual obligations; and international expansion. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: “Risk Factors” section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

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

Our core strategy is to grow our streaming subscription business domestically and globally. We are continuously improving the customer experience, with a focus on expanding our streaming content, enhancing our user interface and extending our streaming service to even more Internet-connected devices, while staying within the parameters of our consolidated net income and operating segment contribution profit targets. In the past, we have focused on operating margin targets. Going forward, we will be operating within the parameters of contribution profit targets for each of our operating segments. Contribution profit is defined as revenue less cost of revenues and marketing expenses.

We are a pioneer in the Internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem of Internet-connected devices and have licensed increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their TVs, computers and mobile devices. As a result of these efforts, we have experienced growing consumer acceptance of and interest in the delivery of TV shows and movies directly over the Internet. We believe that the DVD portion of our domestic service will be a fading differentiator to our streaming success.

Prior to July 2011, in the United States, our streaming and DVD-by-mail operations were combined and subscribers could receive both streaming content and DVDs under a single “hybrid” plan. In July 2011, we introduced DVD only plans and separated the combined plans, making it necessary for subscribers who wish to receive both DVDs-by-mail and streaming content to have two separate subscription plans. This resulted in a price increase for our members who were taking a combination of our unlimited DVDs-by-mail and unlimited streaming services. We made a subsequent announcement during the third quarter of 2011 concerning the rebranding of our DVD-by-mail service and the separation of the DVD-by-mail and streaming websites. The consumer reaction to the price change, and to a lesser degree, the branding announcement, was very negative, leading to significant customer cancellations. We subsequently retracted our plans to rebrand our DVD-by-mail service and separate the DVD-by-mail and streaming websites.

In September 2010, we began international operations by offering our streaming service in Canada. In September 2011, we expanded our streaming service to Latin America and the Caribbean. In January 2012, we launched our streaming service in the UK and Ireland. We anticipate significant contribution losses in the International streaming segment in 2012. Until we reach our goal of global profitability, we do not intend to launch additional international markets.

Competition

The market for entertainment video is intensely competitive and subject to rapid change. New competitors may be able to launch new businesses at relatively low cost. Many consumers maintain simultaneous relationships with multiple entertainment video providers and can easily shift spending from one provider to another. Our principal competitors include:

•

Multichannel video programming distributors (MVPDs) with free TV Everywhere applications such as HBO GO or Showtime Anytime in the US and SkyGo or BBC iPlayer in the UK and VOD (video-on-demand) content including cable providers, such as Time Warner and Comcast; direct broadcast satellite providers, such as DIRECTV and Echostar; and telecommunication providers such as AT&T and Verizon;

•	“Over-the-top” Internet movie and TV content providers, such as Apple’s iTunes, Amazon.com’s Prime Video, Hulu.com and Hulu Plus, LOVEFiLM and Google’s YouTube;

•	DVD rental outlets and kiosk services, such as Blockbuster and Redbox;

•	Entertainment video retailers, such as Best Buy, Wal-Mart and Amazon.com.

Operations

We obtain content from various studios and other content providers through streaming content license agreements, DVD direct purchases and DVD revenue sharing agreements. We market our service through various channels, including online advertising, broad-based media, such as television and radio, as well as various strategic partnerships. In connection with marketing the service, we offer free-trial memberships to new members. Rejoining members are an important source of subscriber additions. We utilize the services of third-party cloud computing providers, more specifically, Amazon Web Services, as well as content delivery networks such as Level 3 Communications, to help us efficiently stream TV shows and movies. We also ship and receive DVDs in the United States from a nationwide network of shipping centers.

Segments

Beginning with the fourth quarter of 2011, the Company has three operating segments: Domestic streaming, International streaming and Domestic DVD. The Domestic and International streaming segments derive revenue from monthly subscription services consisting solely of streaming content. The Domestic DVD segment derives revenue from monthly subscription services consisting solely of DVD-by-mail. For additional information regarding our segments, see Note 10 of Item 8, Financial Statements and Supplementary Data.

Seasonality

Our subscriber growth exhibits a seasonal pattern that reflects variations in when consumers buy Internet-connected devices and when they tend to increase video watching. As a consequence, subscriber growth is generally greatest in our fourth and first quarters (October through March), slowing in our second quarter (April through June) and then accelerating in our third quarter (July through September). Additionally, the variable expenses associated with shipments of DVDs are impacted by the seasonal nature of DVD usage.

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

Employees

As of December 31, 2011, we had 2,348 full-time employees. We also utilize part-time and temporary employees, primarily in our DVD fulfillment operations, to respond to the fluctuating demand for DVD shipments. Our use of temporary employees has decreased significantly due to decreased DVD shipments in 2011, as well as increased automation of our shipment centers. As of December 31, 2011, we had 579 part-time and temporary employees. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.

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

Our investor relations Web site is located at http://ir.netflix.com. We use our investor relations Web site as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD. Accordingly, investors should monitor this portion of the Netflix Web site, in addition to following press releases, SEC filings and public conference calls and webcasts. We also make available, free of charge, on our investor relations Web site under “SEC Filings,” our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports as soon as reasonably practicable after electronically filing or furnishing those reports to the Securities and Exchange Commission.

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

We have experienced significant subscriber growth over the past several years. Our ability to continue to attract subscribers will depend in part on our ability to consistently provide our subscribers with a valuable and quality experience for selecting and viewing TV shows and movies. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain subscribers. Competitors include MVPDs with free TV Everywhere and VOD content, Internet movie and TV content providers, including both those that provide legal and illegal (or pirated) entertainment video content, DVD rental outlets and kiosk services and entertainment video retail stores. If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing services that are not favorably received by them, we may not be able to attract subscribers. In addition, many of our subscribers are rejoining our service or originate from word-of-mouth advertising from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract subscribers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Subscribers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, availability of content is limited, DVD delivery takes too long, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new subscribers both to replace subscribers who cancel and to grow our business beyond our current subscriber base. If too many of our subscribers cancel our service, or if we are unable to attract new subscribers in numbers sufficient to grow our business, our operating results will be adversely affected. If we are unable to successfully compete with current and new competitors in both retaining our existing subscribers and attracting new subscribers, our business will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers.

If we are unable to compete effectively, our business will be adversely affected.

The market for entertainment video is intensely competitive and subject to rapid change. New technologies and evolving business models for delivery of entertainment video continue to develop at a fast pace. The growth of Internet-connected devices, including TVs, computers and mobile devices has increased the consumer acceptance of Internet delivery of entertainment video. Through these new and existing distribution channels, consumers are afforded various means for consuming entertainment video. The various economic models underlying these differing means of entertainment video delivery include subscription, pay-per-view, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Several competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing. New entrants may enter the market with unique service offerings or approaches to providing entertainment video and other companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully or profitably compete with current and new competitors, programs and technologies, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

If we are unable to continue to recover from the negative consumer reaction to our price change and other announcements made during the third quarter of 2011, our business will be adversely affected.

In the third quarter of 2011, we made a series of announcements regarding our business, including the separation of our unlimited DVD-by-mail and unlimited streaming plans with a corresponding price change for some of our customers, the rebranding of our DVD-by-mail service, and the subsequent retraction of our plans to rebrand our DVD-by-mail service. Consumers reacted negatively to these announcements, adversely impacting our brand and resulting in higher than expected customer cancellations. These adverse effects, coupled with the increasingly long-term and fixed-cost nature of our content acquisition licenses, will likely continue to have an adverse impact on our results of operations. While we have seen a return to growth in our core domestic streaming segment, we believe the process of repairing our brand will take time. If we are unable to continue to repair the damage to our brand, our results of operations, including cash flow, will be adversely affected.

Changes in consumer viewing habits, including more widespread usage of TV Everywhere, VOD or other similar on demand methods of entertainment video consumption could adversely affect our business.

The manner in which consumers view entertainment video is changing rapidly. Digital cable, wireless and Internet content providers are continuing to improve technologies, content offerings, user interface, and business models that allow consumers to access entertainment video-on-demand with interactive capabilities including start, stop and rewind. The devices through which entertainment video can be consumed are also changing rapidly. Today, content from cable service providers may be viewed on laptops and content from Internet content providers may be viewed on TVs. Although we provide our own Internet-based delivery of content allowing our subscribers to stream certain TV shows and movies to their Internet-connected televisions and other devices, if other providers of entertainment video address the changes in consumer viewing habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected.

If we are not able to manage our growth, our business could be adversely affected.

We are currently engaged in an effort to expand our operations internationally, grow our streaming service with new content and across more devices, as well as continue to operate our DVD service within the United States. Many of our systems and operational practices were implemented when we were at a smaller scale of operations and we are undertaking efforts to migrate the vast majority of our systems (other than DVD-related) to cloud-based processors. As we undertake all these changes, if we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices, our business may be adversely affected.

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

We may not be able to continue to support the marketing of our service by current means if such activities are no longer available to us, become cost prohibitive or are adverse to our business. If companies that currently promote our service decide that we are negatively impacting their business, that they want to compete more directly with our business or enter a similar business or decide to exclusively support our competitors, we may no longer be given access to such marketing channels. In addition, if ad rates increase, we may curtail marketing expenses or otherwise experience an increase in our marketing costs. Laws and regulations impose restrictions on the use of certain channels, including commercial e-mail and direct mail. We may limit or discontinue use or support of e-mail and other activities if we become concerned that subscribers or potential subscribers deem such activities intrusive, which could affect our goodwill or brand. If the available marketing channels are curtailed, our ability to attract new subscribers may be adversely affected.

The increasingly long-term and fixed-cost nature of our content acquisition licenses may adversely affect our financial condition and future financial results.

In connection with obtaining content, particularly for streaming content, we typically enter into multi-year, fixed-fee licenses with studios and other distributors. Such contractual commitments are detailed in the Contractual Obligations section of Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations. Furthermore, we plan on increasing the level of committed content licensing in anticipation of our service and subscriber base growing. To the extent subscriber and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of these content licensing commitments and our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate could be limited.

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

Streaming content over the Internet involves the licensing of rights which are separate from and independent of the rights we acquire when obtaining DVD content. Our ability to provide our subscribers with content they can watch instantly therefore depends on studios and other content distributors licensing us content specifically for Internet delivery. The license periods and the terms and conditions of such licenses vary. If the studios and other content distributors change their terms and conditions or are no longer willing or able to license us content, our ability to stream content to our subscribers will be adversely affected. Unlike DVD, streaming content is not subject to the First Sale Doctrine. As such, we are completely dependent on the studio or other content distributor to license us content in order to access and stream content. Many of the licenses provide for the studios or other content distributor to withdraw content from our service relatively quickly. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. In addition, the studios and other content distributors have great flexibility in licensing content. They may elect to license content exclusively to a particular provider or otherwise limit the types of services that can deliver streaming content. For example, HBO licenses content from studios like Warner Bros. and the license provides HBO with the exclusive right to such content against other subscription services, including Netflix. As such, Netflix cannot license certain Warner Bros. content for delivery to its subscribers while Warner Bros. may nonetheless license the same content to transactional VOD providers. If we are unable to secure and maintain rights to streaming content or if we cannot otherwise obtain such content upon terms that are acceptable to us, our ability to stream TV shows and movies to our subscribers will be adversely impacted, and our subscriber acquisition and retention could also be adversely impacted. As streaming content license agreements expire, we must renegotiate new terms which may not be favorable to us. If this happens, the cost of obtaining content could increase and our margins may be adversely affected. As we grow, we are able to spend an increasingly larger amount for the licensing of streaming content. We believe that the streaming content we make available to our subscribers is sufficiently diversified, such that we will not be forced to pay licensing fees for content in excess of our desired contribution profit targets. We believe that any failure to secure content will manifest in lower subscriber acquisition and retention and not in materially reduced margins. Given the multiple-year duration and largely fixed nature of content licenses, if we do not experience subscriber acquisition and retention as forecasted, our margins may be impacted by these fixed content licensing costs. For example, as a result of events over the past several months, we have experienced slower growth than anticipated and our margins have been negatively impacted. During the course of our license relationship, various contract administration issues can arise. To the extent that we are unable to resolve any of these issues in an amicable manner, our relationship with the studios and other content distributors or our access to content may be adversely impacted.

We rely upon a number of partners to offer instant streaming of content from Netflix to various devices.

We currently offer subscribers the ability to receive streaming content through their PCs, Macs and other Internet-connected devices, including Blu-ray players and TVs, digital video players, game consoles and mobile devices. We intend to continue to broaden our capability to instantly stream TV shows and movies to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our business could be adversely impacted. Our agreements with our consumer electronics partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us. Furthermore, devices are manufactured and sold by entities other than Netflix and while these entities should be responsible for the devices’ performance, the connection between these devices and Netflix may nonetheless result in consumer dissatisfaction toward Netflix and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices. If partners do not update or otherwise modify their devices, our service and our subscribers’ use and enjoyment could be negatively impacted.

If subscriptions to our domestic DVD segment decline faster than anticipated, our business could be adversely affected

The number of subscriptions to our DVD-by-mail offering declined significantly following our price change. We anticipate that this decline will continue. We believe, however, that the domestic DVD business will continue to generate significant contribution profit for our business. In addition, we believe that DVD will be a valuable consumer proposition and studio profit center for the next several years, even as DVD sales decline. The contribution profit generated by our domestic DVD business will help provide capital resources to fund losses arising from our growth internationally. To the extent that the rate of decline in our DVD-by-mail business is greater than we anticipate, our business could be adversely affected. Because we are primarily focused on building a global streaming service, the resources allocated to maintaining DVD operations and the level of management focus on our DVD business are limited. To the extent that we experience degradation in service in our DVD-by-mail business, subscribers’ satisfaction with our service could be negatively impacted and we could experience an increase in cancellations, which could adversely impact our business.

If U.S. Copyright law were altered to amend or eliminate the First Sale Doctrine or if studios were to release or distribute titles on DVD in a manner that attempts to circumvent or limit the effects of the First Sale Doctrine, our business could be adversely affected.

Under U.S. Copyright Law, once a copyright owner sells a copy of his work, the copyright owner relinquishes all further rights to sell or otherwise dispose of that copy. While the copyright owner retains the underlying copyright to the expression fixed in the work, the copyright owner gives up his ability to control the fate of the work once it had been sold. As such, once a DVD is sold into the market, those obtaining the DVD are permitted to re-sell it, rent it or otherwise dispose of it. If Congress or the courts were to change or substantially limit this First Sale Doctrine, our ability to obtain content and then rent it could be adversely affected. By way of example, the Court of Appeals for the 9th Circuit has ruled that the First Sale Doctrine did not apply to sales of software that contained contractual limitations on resales. To the extent such a ruling were extended to DVD sales, our ability to obtain content for subsequent rental could be adversely impacted. Likewise, if content providers agree to limit the sale or distribution of their content in ways that try to limit the effects of the First Sale Doctrine, our business could be adversely affected. For example, we have entered into agreements with several studios to delay the availability of new release DVDs for rental for a period of time following the DVDs release to the retail market and, in connection therewith, these studios have prohibited certain of their wholesalers from selling DVDs to us prior to such availability. Furthermore, certain content owners, from time to time, have established exclusive rental windows with particular outlets. This happened in late 2006 and again in late 2007 when Blockbuster announced arrangements with certain content owners pursuant to which Blockbuster would receive content on DVDs for rental exclusively by Blockbuster. To the extent content is to be distributed exclusively and not to retail vendors or distributors, we could be prevented from obtaining such content, and those of our competitors who access such content could enjoy a corresponding competitive advantage. To the extent the content is also sold to retail vendors or distributors, under current law, we would not be prohibited from obtaining and renting such content pursuant to the First Sale Doctrine. Nonetheless, to the extent content owners do not distribute to us directly or through their wholesalers or otherwise establish exclusive rental windows, it will impact our ability to obtain such content in the most efficient manner and, in some cases, in sufficient quantity to satisfy demand. If such arrangements were to become more commonplace or if additional impediments to obtaining content were created, our ability to obtain content could be impacted and our business could be adversely affected.

Increased availability of new releases to other distribution channels prior to, or on parity with, the release on DVD, coupled with delayed availability of such DVDs through our service, could adversely affect our business.

DVDs currently enjoy a competitive advantage over certain other distribution channels, such as pay-per-view and some types of VOD distribution, because of the early distribution window on the DVD format. The window for new releases on DVD is generally exclusive against and earlier than certain other forms of non-theatrical movie distribution, such as pay-per-view, regular (“non-premium”) VOD, SVOD, premium pay TV, and other forms of TV exploitation. The length and exclusivity of each window for each distribution channel are determined solely by the studio releasing the title. Over the past several years, we have seen distributors adjust and experiment with the traditional distribution channels and timing. For example, certain other forms of non-theatrical distribution have been developed for certain new movie releases, resulting in their non-theatrical availability prior to and during the DVD window. In addition, the major studios have shortened certain release windows and/or have increasingly made new release movies available on VOD simultaneously or prior to the release on DVD e.g. via “premium VOD”, and in a limited number of instances, simultaneously with theatrical release. If other distribution channels were to receive priority over, or parity with, the DVD window, coupled with delayed availability of such DVD through our service, subscriber’s perception of value in our service could decrease and our business could be adversely affected. Further, as these distribution channels shift, our relative position to them, either in DVD or streaming, may impact our subscribers’ perception of or value in our service and our business could be adversely affected.

Delayed availability of new release DVDs for rental could adversely affect our business.

Our licensing agreements with several studios require that we do not rent new release DVDs until some period of time after such DVDs are first made available for retail sale. These agreements provide us with less expensive content as well as deeper copy depth than we might otherwise have absent the delay, thus improving both our business and consumer experience. While several competitors have used the delayed availability of DVD content through our service to differentiate their own services, we do not believe that this delayed availability has materially impacted our subscriber growth or satisfaction. Nonetheless, it is possible that the delay in obtaining new release content could impact consumer perception of our service or otherwise negatively impact subscriber satisfaction. Furthermore, in January 2012, Warner Home Entertainment announced it was increasing the period of delay to fifty-six days. If other studios were to increase the period of delay and /or if our subscriber satisfaction is negatively impacted by this increase in the Warner delay, our business could be adversely impacted.

We could be subject to increased costs arising from our acquisition of DVD content and our subscribers’ demand for DVD titles that could adversely affect our operations and financial performance.

We obtain DVDs through a mix of revenue sharing agreements and direct purchases. The type of agreement we utilize to acquire DVD content depends on the economic terms we can negotiate as well as studio preferences. If we are unable to negotiate favorable terms to acquire the DVDs, our contribution profits may be adversely affected. Furthermore, during the course of our agreements, various contract administration issues can arise. To the extent that we are unable to resolve any of these issues in an amicable manner, our relationship with the studios and distributors or our access to content may be adversely impacted. Direct purchase of DVDs requires us to be able to accurately forecast demand in order to ensure that we have enough copies of a title to satisfy but not exceed demand so that our subscriber satisfaction is not negatively impacted. However, if we purchase excess copies of title or experience an increase in usage of a title without a corresponding increase in subscriber retention and growth, our content and fulfillment costs will increase disproportionately to revenues thus adversely affecting our operating results. Our content costs as a percentage of revenues can also increase if our subscribers select titles that were acquired under more expensive revenue share arrangements more often than they select other titles acquired through direct purchase or lower cost revenue share arrangements.

Any significant disruption in our computer systems or those of third-parties that we utilize in our operations could result in a loss or degradation of service and could adversely impact our business.

Subscribers and potential subscribers access our service through our Web site or their TVs, computers, game consoles or mobile devices. Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance of our computer systems and those of third-parties that we utilize in our operations. Interruptions in these systems, or with the Internet in general, including discriminatory network management practices, could make our service unavailable or degraded or otherwise hinder our ability to deliver streaming content or fulfill DVD selections. From time to time, we experience service interruptions and have voluntarily provided affected subscribers with a credit during periods of extended outage. Much of our software is proprietary, and we rely on the expertise of our engineering and software development teams for the continued performance of our software and computer systems. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our subscription service to existing and potential subscribers.

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

Amazon Web Services, or AWS, provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the vast majority of our computing on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. While the retail side of Amazon may compete with us, we do not believe that Amazon will use the AWS operation in such a manner as to gain competitive advantage against our service.

If we are unable to effectively utilize our recommendation and merchandising technology or develop user interfaces that maintain or increase subscriber engagement with our service, our business may suffer.

Our proprietary recommendation and merchandising technology enables us to predict and recommend titles and effectively merchandise our library to our subscribers. We also develop, test and implement various user interfaces across multiple devices, in an effort to maintain and increase subscriber engagement with our service.

We are continually refining our recommendation and merchandising technology as well as our various user interfaces in an effort to improve the predictive accuracy of our TV show and movie recommendations and the usefulness of and engagement with our service by our subscribers. We may experience difficulties in implementing refinements. In addition, we cannot assure that we will be able to continue to make and implement meaningful refinements to our recommendation technology.

If our recommendation and merchandising technology does not enable us to predict and recommend titles that our subscribers will enjoy or if we are unable to implement meaningful improvements thereto or otherwise improve our user interfaces, our service may be less useful to our subscribers. Such failures could lead to the following:

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

Increases in the cost of delivering DVDs could adversely affect the contribution profit of our Domestic DVD segment.

Increases in postage delivery rates could adversely affect our domestic DVD segment’s contribution profit if we elect not to raise our subscription fees to offset the increase. The U.S. Postal Service increased the rate for first class postage on May 12, 2008 to 42 cents, on May 11, 2009 to 44 cents and again on January 22, 2012 to 45 cents. It is expected that the U.S. Postal Service will raise rates again in subsequent years in accordance with the powers given the U.S. Postal Service in connection with the 2007 postal reform legislation. The U.S. Postal Service continues to focus on plans to reduce its costs and make its service more efficient. If the U.S. Postal Service were to change any policies relative to the requirements of first-class mail, including changes in size, weight or machinability qualifications of our DVD envelopes, such changes could result in increased shipping costs or higher breakage for our DVDs, and our gross margin could be adversely affected. For example, the Office of Inspector General (“OIG”) at the U.S. Postal Service issued a report in November 2007 recommending that the U.S. Postal Service revise the machinability qualifications for first class mail related to DVDs or to charge DVD mailers who don’t comply with the new regulations a 17 cent surcharge on all mail deemed unmachinable. In addition, a by-mail game rental company filed a complaint with the Postal Regulatory Commission alleging that the U.S. Postal Service unreasonably discriminated against it in favor of Netflix and Blockbuster. To the extent this proceeding was to result in operational or regulatory changes impacting our mail processing, our domestic DVD segment’s contribution profit and business operations could be adversely affected. For example, the U.S. Postal Service recently announced changes to its service that would close many of its mail processing facilities and eliminate next day service for first class mail. If such changes result in slower delivery of our DVDs or otherwise lead to a decrease in customer satisfaction, our business, results of operations and financial condition could be adversely affected.

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

The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws limiting Internet neutrality, could decrease the demand for our subscription service and increase our cost of doing business. For example, in late 2010, the Federal Communications Commission adopted so-called net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks. The rules are currently subject to legal challenge. To the extent that these rules are interpreted to enable network operators to engage in discriminatory practices or are overturned by legal challenge, our business could be adversely impacted. As we expand internationally, government regulation concerning the Internet, and in particular, network neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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

Most network operators that provide consumers with access to the Internet also provide these consumers with multichannel video programming. As such, companies like Comcast, Time Warner Cable and Cablevision have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. While we believe that consumer demand, regulatory oversight and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours, our business could be negatively impacted. In international markets, especially in Latin America, these same incentives apply however, the consumer demand, regulatory oversight and competition may not be as strong as in our domestic market.

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

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third-parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings. We have filed and from time to time we expect to file for trademark and patent applications. Nevertheless, these applications may not be approved, third-parties may challenge any patents issued to or held by us, third-parties may knowingly or unknowingly infringe our patents, trademarks and other proprietary rights, and we may not be able to prevent infringement without substantial expense to us. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace, and our ability to attract subscribers may be adversely affected.

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

We offer an unlimited streaming plan in Canada, Latin America and beginning in early 2012 we expanded our streaming service offering to the UK and Ireland. Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that are different from and incremental to those in the United States. In addition to the risks that we face in the United States our international operations involve risks that could adversely affect our business, including:

•

the need to adapt our content and user interfaces for specific cultural and language differences, including licensing a certain portion of our content library before we have developed a full appreciation for its performance within a given territory;

•	difficulties and costs associated with staffing and managing foreign operations;

•	management distraction;

•	political or social unrest and economic instability;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to government officials;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•	unexpected changes in regulatory requirements;

•	less favorable foreign intellectual property laws;

•	adverse tax consequences;

•	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

•	profit repatriation and other restrictions on the transfer of funds;

•	differing processing systems as well as consumer use and acceptance of electronic payment methods, such as credit and debit cards;

•	new and different sources of competition;

•	low usage of Internet connected consumer electronic devices;

•	different and more stringent user protection, data protection, privacy and other laws; and

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion.

Our failure to manage any of these risks successfully could harm our future international operations and our overall business, and results of our operations.

We may seek additional capital that may result in stockholder dilution or that may have rights senior to those of our common stockholders.

From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. For example, in the fourth quarter of 2011, we raised $400 million of additional capital through the sale of $200 million worth of convertible notes in a private placement and $200 million worth of equity through a public offering. The decision to obtain additional capital will depend, among other things, on our development efforts, business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

We have issued $400 million in debt offerings and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.

As of December 31, 2011, we have $200 million in 8.50% senior notes and $200 million in zero coupon senior convertible notes outstanding. Risks relating to our long-term indebtedness include:

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

We may lose key employees or may be unable to hire qualified employees.

We rely on the continued service of our senior management, including our Chief Executive Officer and co-founder Reed Hastings, members of our executive team and other key employees and the hiring of new qualified employees. In our industry, there is substantial and continuous competition for highly skilled business, product development, technical and other personnel. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel, which may be disruptive to our operations.

Risks Related to Our Stock Ownership

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

Our stock price is volatile.

The price at which our common stock has traded has fluctuated significantly. The price may continue to be volatile due to a number of factors including the following, some of which are beyond our control:

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

Given the dynamic nature of our business, the current uncertain economic climate and the inherent limitations in predicting the future, forecasts of our revenues, contribution margins, net income and, number of total and paid subscriber additions and other financial and operating data may differ materially from actual results. Such discrepancies could cause a decline in the trading price of our common stock.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We do not own any real estate. The following table sets forth the location, approximate square footage, lease expiration and the primary use of each of our principal properties:

Location	Estimated Square Footage	Lease Expiration Date	Primary Use
Los Gatos, California	260,000	March 2018	Domestic and International streaming corporate office, general and administrative, marketing and technology and development
Columbus, Ohio	90,000	August 2016	Domestic DVD receiving and storage center, processing and shipping center for the Columbus area
San Jose, California	57,000	February 2017	Domestic DVD corporate office, general and administrative and technology and development
Hillsboro, Oregon	49,000	April 2016	Domestic streaming and Domestic DVD customer service center
Santa Clara, California	23,000	October 2016	Domestic and International streaming customer service center
Beverly Hills, California	40,000	August 2015	Domestic and International content acquisition, general and administrative

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

Information with respect to this item may be found in Note 5 of Item 8, Financial Statements and Supplementary Data, which information is incorporated herein by reference.

Item 4.	Mine Safety Disclosure

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “NFLX”. The following table sets forth the intraday high and low sales prices per share of our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

	2011		2010
	High	Low	High	Low
First quarter	$247.55	$173.50	$75.65	$48.52
Second quarter	277.70	224.41	127.96	73.62
Third quarter	304.79	107.63	174.40	95.33
Fourth quarter	128.50	62.37	209.24	147.35

As of January 31, 2012, there were approximately 198 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

We have not declared or paid any cash dividends, and we have no present intention of paying any cash dividends in the foreseeable future. The indenture we entered into in connection with the issuance in November 2011 of our zero coupon senior convertible notes due 2018 contains a covenant restricting our ability to pay cash dividends or to repurchase shares of common stock, subject to certain exceptions.

On November 28, 2011, we sold to one or more investment funds affiliated with Technology Crossover Ventures, or TCV, $200 million aggregate principal amount of zero coupon senior convertible notes due 2018. There were no underwriting discounts or commissions paid in connection with the issuance of the notes. The initial conversion rate for the notes is 11.6553 shares of our common stock, per $1,000 principal amount of notes. This is equivalent to an initial conversion price of approximately $85.80 per share of common stock. Holders may surrender their notes for conversion at any time prior to the close of business on the business day immediately preceding the maturity date for the notes on December 1, 2018. We offered and sold the Notes to TCV in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. We relied on the exemption from registration based in part on representations made by TCV.

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

The following graph compares, for the five year period ended December 31, 2011, the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the S&P North American Technology Internet Index. The Company was added to the S&P 500 Index on December 18, 2010. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2006, December 31, 2007, December 31, 2008, December 31, 2009, December 31, 2010 and December 31, 2011. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the S&P North American Technology Internet Index, respectively, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6.	Selected Financial Data

The following selected financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.

Consolidated Statements of Operations:

	Year ended December 31,
	2011	2010	2009	2008	2007 (1)
	(in thousands, except per share data)
Revenues	$3,204,577	$2,162,625	$1,670,269	$1,364,661	$1,205,340
Total cost of revenues	2,039,901	1,357,355	1,079,271	910,234	786,168
Operating income	376,068	283,641	191,939	121,506	91,773
Net income	226,126	160,853	115,860	83,026	66,608
Net income per share:
Basic	$4.28	$3.06	$2.05	$1.36	$0.99

Diluted	$4.16	$2.96	$1.98	$1.32	$0.97

Weighted-average shares outstanding:
Basic	52,847	52,529	56,560	60,961	67,076

Diluted	54,369	54,304	58,416	62,836	68,902

(1)	Operating expenses for the year include a one-time payment received in the amount of $7.0 million as a result of resolving a patent litigation with Blockbuster, Inc.

Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Net cash provided by operating activities	$317,712	$276,401	$325,063	$284,037	$277,420
Free cash flow (2)	186,550	131,007	97,122	94,700	45,889

(2)	See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “free cash flow” to “net cash provided by operating activities.”

Consolidated Balance Sheets:

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Cash, cash equivalents and short-term investments (3)	$797,811	$350,387	$320,242	$297,271	$385,142
Total content library, net	1,966,643	361,979	146,139	117,238	128,371
Working capital	605,802	248,652	183,577	142,908	223,518
Total assets	3,069,196	982,067	679,734	615,424	678,998
Long-term debt	200,000	200,000	200,000	—	—
Long-term debt due to related party	200,000	—	—	—	—
Non-current content liabilities	739,628	48,179	2,227	3,516	1,850
Stockholders’ equity	642,810	290,164	199,143	347,155	429,812

(3)	Short-term investments are comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities.

	As of / Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)
Other Data:
Total consolidated unique subscribers at end of period	26,253	20,010	12,268	9,390	7,479
Net consolidated unique subscriber additions during period	6,243	7,742	2,878	1,911	1,163

For purposes of determining the number of unique subscribers, domestic subscribers who have elected both a DVD and a streaming subscription plan are considered a single unique subscriber.

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

Our core strategy is to grow our streaming subscription business domestically and globally. We are continuously improving the customer experience, with a focus on expanding our streaming content, enhancing our user interface and extending our streaming service to even more Internet-connected devices, while staying within the parameters of our consolidated net income and operating segment contribution profit targets. In the past, we have focused on operating margin targets. Going forward, we will be operating within the parameters of contribution profit targets for each of our operating segments. Contribution profit is defined as revenue less cost of revenues and marketing expenses.

We are a pioneer in the Internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem of Internet-connected devices and have licensed increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their TVs, computers and mobile devices. As a result of these efforts, we have experienced growing consumer acceptance of and interest in the delivery of TV shows and movies directly over the Internet. We believe that the DVD portion of our domestic service will be a fading differentiator to our streaming success.

Prior to July 2011, in the United States, our streaming and DVD-by-mail operations were combined and subscribers could receive both streaming content and DVDs under a single “hybrid” plan. In July 2011, we introduced DVD only plans and separated the combined plans, making it necessary for subscribers who wish to receive both DVDs-by-mail and streaming content to have two separate subscription plans. This resulted in a price increase for our members who were taking a combination of our unlimited DVDs-by-mail and unlimited streaming services. We made a subsequent announcement during the third quarter of 2011 concerning the rebranding of our DVD-by-mail service and the separation of the DVD-by-mail and streaming websites. The consumer reaction to the price change, and to a lesser degree, the branding announcement, was very negative leading to significant customer cancellations. We subsequently retracted our plans to rebrand our DVD-by-mail service and separate the DVD-by-mail and streaming websites.

In September 2010, we began international operations by offering our streaming service in Canada. In September 2011, we expanded our streaming service to Latin America and the Caribbean. In January 2012, we launched our streaming service in the UK and Ireland. We anticipate significant contribution losses in the International streaming segment in 2012. Until we reach our goal of global profitability, we do not intend to launch additional international markets.

As a result of the changes to our pricing and plan structure, we no longer offer a single subscription plan including both DVD-by-mail and streaming in the US. Domestic subscribers who wish to receive DVDs-by-mail and watch streaming content must elect both a DVD-by-mail subscription plan and a streaming subscription plan. Accordingly, beginning with the third quarter of 2011, management views the number of paid subscriptions as the key driver of revenues. The following metrics reflect these changes.

	As of /Year Ended December 31,
	2011	2010	2009
	(in thousands)
Domestic streaming:
Paid subscriptions at end of period	20,153
Total subscriptions at end of period	21,671
International streaming:
Net additions	1,349	509	—
Paid subscriptions at end of period	1,447	333	—
Total subscriptions at end of period	1,858	509	—
Domestic DVD:
Paid subscriptions at end of period	11,039
Total subscriptions at end of period	11,165
Total domestic:
Net unique subscriber additions during period (1)	4,894	7,233	2,878
Total domestic unique subscribers at end of period (1)	24,395	19,501	12,268
Churn (2)	4.9%	3.8%	4.3%
Consolidated:
Net unique subscriber additions during period (1)	6,243	7,742	2,878
Paid unique subscribers at end of period (1)	24,305	18,268	11,892
Total unique subscribers at end of period (1)	26,253	20,010	12,268

(1)	For purposes of determining the number of unique subscribers, domestic subscribers who have elected both a DVD and a streaming subscription plan are considered a single unique subscriber.
(2)	Churn is a monthly measure defined as customer cancellations in the quarter divided by the sum of beginning subscribers and gross subscriber additions, then divided by three months. Churn (annualized) is the average of churn for the four quarters of each respective year.

As we evolve our focus from our DVD to streaming service, we will be slightly changing how we treat our domestic subscribers so that they are in line with our international subscribers. Beginning in the first quarter of 2012, domestic members who are on payment holds will no longer be counted as unique subscribers nor will they be included in our subscription metrics. Members who cancel mid-period will continue to receive service until the end of the period and will accordingly be counted as subscribers and in our subscription metrics until the end of the period. These changes may impact our subscription metrics but we do not expect such impacts to be material. There is no effect on revenue from these changes.

The following represents our consolidated performance highlights for 2011, 2010 and 2009:

	2011	2010	2009	Change
	(in thousands, except per share data)			2011 vs. 2010	2010 vs. 2009
Revenues	$3,204,577	$2,162,625	$1,670,269	48.2%	29.5%
Operating income	376,068	283,641	191,939	32.6%	47.8%
Net income	226,126	160,853	115,860	40.6%	38.8%
Net income per share—diluted	4.16	2.96	1.98	40.5%	49.5%
Free cash flow (3)	186,550	131,007	97,122	42.4%	34.9%

(3)	See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “free cash flow” to “net cash provided by operating activities.”

Due to the announcement of changes to our domestic plan offerings, pricing, and branding in the third quarter of 2011, we experienced an increase in the number of subscriber cancellations, resulting in a net loss of unique domestic subscribers in the third quarter of 2011. However, unique domestic subscribers returned to growth in the fourth quarter of 2011 driven by the continued popularity of domestic streaming subscriptions. The subscriber cancellations in the second half of 2011, coupled with slower growth in the number of new subscribers joining our service, resulted in a 32.3% decrease in unique domestic net subscriber additions for the year ended December 31, 2011 as compared to the year ended December 31, 2010. The year-over-year increase in ending unique domestic subscribers was the primary driver in the 48.2% increase in consolidated revenues for the year ended December 31, 2011 as compared to the year ended December 31, 2010.

Domestic streaming subscriptions increased in the fourth quarter of 2011 as compared to the third quarter of 2011 when we first began tracking such subscriptions separately. Due to strength in both acquisitions and retention, we expect continued growth in this segment. Our contribution margin target for domestic streaming is 11% for the first quarter of 2012 with further margin expansion over the next twelve months.

In 2011, our International streaming segment reported a contribution loss of $103.1 million and we expect that our expansion to the UK and Ireland in January 2012 will result in further contribution losses as our investments to build our business there, especially our investments in content licensing, will exceed the revenues we are likely to generate.

DVD subscriptions, which we also began tracking separately in the second half of 2011, are declining as subscribers migrate from hybrid plans towards lower priced streaming only subscription plans. We expect continued decreases in DVD subscriptions which will reduce domestic and consolidated revenues by approximately the same amount of the increase expected from streaming subscription growth. Domestic DVD contribution margins are expected to remain healthy due to the primarily variable cost model and mature state of the business.

Consolidated revenues for the first quarter of 2012 are expected to be flat as compared to the fourth quarter of 2011 and we may experience slower growth in consolidated revenue for the year ending December 31, 2012 as compared to the year ending December 31, 2011. As a result of the negative impact on revenue growth associated with a decline in domestic DVD subscriptions coupled with the increasing investment in our International streaming segment, we expect to incur consolidated net losses for the year ended December 31, 2012.

Free cash flow for the year ended December 31, 2011 increased as compared to the year ended December 31, 2010 to $186.6 million. Free cash flow was $39.6 million lower than net income of $226.1 million, largely due to the excess streaming and DVD content payments over expense. The excess streaming and DVD content payments over expense will continue to fluctuate over time based on new content licenses domestically and internationally. We expect that free cash flow in future periods will be negatively impacted by our expected consolidated net losses and that we may use cash in 2012.

As a result of the expected net losses and potential use of cash in 2012, we decided to strengthen our balance sheet by raising $400 million of additional capital. In November 2011, we issued $200.0 million of our zero coupon senior convertible notes due in 2018 (the “Convertible Notes”) and raised an additional $200.0 million through a public offering of common stock.

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

	Year Ended December 31,
	2011	2010	2009
Revenues	100.0%	100.0%	100.0%
Cost of revenues:
Subscription	55.9	53.4	54.4
Fulfillment expenses	7.8	9.4	10.2

Total cost of revenues	63.7	62.8	64.6

Operating expenses:
Marketing	12.6	13.6	14.2
Technology and development	8.1	7.6	6.9
General and administrative	3.6	2.9	2.8
Legal settlement	0.3	—	—

Total operating expenses	24.6	24.1	23.9

Operating income	11.7	13.1	11.5
Other income (expense):
Interest expense	(0.6)	(0.9)	(0.4)
Interest and other income	0.1	0.2	0.4

Income before income taxes	11.2	12.4	11.5
Provision for income taxes	4.1	5.0	4.6

Net income	7.1%	7.4%	6.9%

Revenues

We derive our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We currently generate substantially all of our revenues in the United States.

In the Domestic streaming segment, we derive revenues from services consisting solely of streaming content offered through a subscription plan priced at $7.99 per month. In the Domestic DVD segment, we derive revenues from our DVDs-by-mail subscription services. The price per plan for DVDs-by-mail varies from $7.99 to $43.99 per month based on the number of DVDs that a subscriber may have out at any given point. Customers electing access to high definition Blu-ray discs in addition to standard definition DVDs pay a surcharge ranging from $2 to $4 per month for our most popular plans.

In July 2011, in the United States, we introduced DVD only plans and separated unlimited DVDs-by-mail and unlimited streaming making it necessary for subscribers who opt to receive both DVDs-by-mail and streaming to have two separate subscription plans. As subscribers were able to receive both streaming and DVDs-by-mail under a single hybrid plan prior to the fourth quarter of 2011, it is impracticable to allocate revenues to the Domestic streaming and Domestic DVD segments prior to the fourth quarter of 2011.

In the International streaming segment, we derive revenues from services consisting solely of streaming content offered through a subscription plan priced at approximately the equivalent of USD$7.99 per month. In September 2010, we began international operations in Canada. We expanded to Latin America and the Caribbean in September 2011 and the UK and Ireland in January 2012. Until we reach our goal of global profitability, we do not intend to launch additional international markets.

	Year Ended December 31,		Change
	2011	2010	2011 vs. 2010
	(in thousands, except percentages and average monthly revenue per unique paying subscriber)
Revenues	$3,204,577	$2,162,625	48.2%
Domestic	3,121,727	2,159,008	44.6%
International	82,850	3,617	2190.6%
Other domestic data:
Average number of unique paying subscribers	21,977	14,744	49.1%
Average monthly revenue per unique paying subscriber	$11.84	$12.20	(3.0)%

The $1,042.0 million increase in our consolidated revenues was primarily due to the 44.6% growth in domestic revenues with the increase in international revenues contributing to 7.6% of the increase year-over-year. Domestic revenues increased $962.7 million as a result of the 49.1% growth in the domestic average number of unique paying subscribers driven by new streaming subscriptions. This increase was offset in part by a 3.0% decline in domestic average monthly revenue per unique paying subscriber, resulting from the popularity of the unlimited streaming subscription (introduced in November 2010) and a decline in the percentage of unique paying subscribers electing both a streaming and a DVD subscription following the pricing changes in the second half of 2011. During the year ended December 31, 2011, 73.6% of our new gross domestic unique subscribers chose only an unlimited streaming plan which is priced at $7.99 per month and we expect that this percentage will grow in future periods. At December 31, 2011, 88.9% of our total domestic unique subscribers had a streaming subscription while less than half (11.1 million) had a DVD subscription.

International revenues increased by $79.2 million reflecting a full year of service offering in Canada as well as our launch in Latin America and the Caribbean.

	Year Ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages and average monthly revenue per unique paying subscriber)
Revenues	$2,162,625	$1,670,269	29.5%
Domestic	2,159,008	1,670,269	29.3%
International	3,617	—	100.0%
Other domestic data:
Average number of unique paying subscribers	14,744	10,464	40.9%
Average monthly revenue per unique paying subscriber	$12.20	$13.30	(8.3)%

The $492.4 million increase in our consolidated revenues was primarily a result of the 40.9% growth in the domestic average number of unique paying subscribers arising from the continuous improvement to our customer experience which in turn, drove consumer awareness of our service benefits. This increase was offset in part by an 8.3% decline in the domestic average monthly revenue per unique paying subscriber, resulting from the continued growth in our lower priced subscription plans. In the fourth quarter of 2010, when we introduced the unlimited streaming plan, over one-third of new subscribers elected this option.

We expect the streaming subscription plans offered both domestically and internationally to continue to grow as a percentage of our total subscriber base. We expect that as a result of the increase in subscriber cancellations and migration of our subscribers towards streaming subscription plans and lower priced DVD-by-mail subscription plans, offset by increases in international revenues, consolidated revenues will be relatively flat in the first quarter of 2012 and will increase at a modest pace sequentially in future quarters.

Cost of Revenues

Cost of revenues consists of cost of subscription revenues and fulfillment expenses.

Cost of subscription revenues consists of expenses related to the acquisition and licensing of content, as well as content delivery costs related to providing streaming content and shipping DVDs to subscribers. Costs related to free-trial periods are allocated to marketing expenses.

Content acquisition and licensing expenses consist primarily of amortization of streaming content licenses, which may or may not be recognized in the streaming content library, as well as amortization of DVD content library and revenue sharing expenses. We obtain content through streaming content license agreements, DVD direct purchases and DVD revenue sharing agreements with studios, distributors and other suppliers. Content agreements are made in the ordinary course of business and our business is not substantially dependent on any particular agreement.

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

	Year ended December 31,		Change
	2011	2010	2011 vs. 2010
	(in thousands, except percentages)
Cost of subscription	$1,789,596	$1,154,109	55.1%
Fulfillment expenses	250,305	203,246	23.2%

Total cost of revenues	$2,039,901	$1,357,355	50.3%

As a percentage of revenues	63.7%	62.8%

The $682.5 million increase in cost of revenues was due to the following factors:

•

Content acquisition and licensing expenses increased by $674.4 million. This increase was primarily attributable to continued investments in streaming content resulting in an increase in the average number of streaming content titles available for viewing to our domestic subscribers as compared to the prior year. The increase is also partially attributed to an increase in streaming content titles available in Canada as well as to our Latin America and Caribbean expansion in the second half of 2011.

•

Content delivery expenses decreased $39.0 million primarily due to a 13.6% decrease in the number of DVDs mailed to paying subscribers. The decrease in the number of DVDs mailed was driven by a 21.7% decline in monthly DVD rentals per average paying DVD subscriber primarily attributed to the migration of our DVD subscribers toward lower priced plans. The decrease in DVD delivery expenses was partially offset by an increase in costs associated with our use of third-party delivery networks resulting from an increase in the total number of hours of streaming content viewed by our subscribers. In the fourth quarter of 2011, global streaming content hours viewed exceeded 2 billion.

•

Fulfillment costs associated with content processing and customer service centers expenses increased $16.2 million primarily due to a $22.3 million increase in costs associated with customer service call centers to support our growing subscriber population both domestically and internationally, partially offset by a $7.9 million decrease in hub operation expenses due to the 13.6% decrease in the number of DVDs mailed to paying subscribers.

•	Credit card fees increased $30.9 million as a result of the 48.2% growth in revenues.

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages)
Cost of subscription	$1,154,109	$909,461	26.9%
Fulfillment expenses	203,246	169,810	19.7%

Total cost of revenues	$1,357,355	$1,079,271	25.8%

As a percentage of revenues	62.8%	64.6%

The $278.1 million increase in cost of revenues was due to the following factors:

•

Content acquisition and licensing expenses increased by $165.9 million. This increase was primarily attributable to investments in streaming content, partially offset by decreases in DVD content acquisitions.

•

Content delivery expenses increased $78.7 million primarily due to a 9.7% increase in the number of DVDs mailed to paying subscribers. The increase in the number of DVDs mailed was driven by a 40.9% increase in the domestic average number of paying subscribers, partially offset by a 21.6% decline in monthly DVD rentals per average paying DVD subscriber primarily attributed to the growing popularity of our lower priced plans and growth in streaming. In addition, content delivery expenses increased due to higher costs associated with our use of third-party delivery networks resulting from an increase in the total number of hours of streaming content viewed by our subscribers.

•

Fulfillment costs associated with content processing and customer service centers expenses increased $13.5 million primarily due to a $12.4 million increase in personnel costs resulting from a 10.0% increase in headcount to support the higher volume of content delivery and growth in subscribers. In addition, encoding costs increased $7.0 million in support of the increasing number of titles and platforms offered for streaming content. These increases were partially offset by a $4.7 million increase in costs related to free-trials allocated to marketing due primarily to the 74.7% increase in gross subscriber additions.

•	Credit card fees increased $20.0 million as a result of the 29.5% growth in revenues.

Operating Expenses

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

	Year ended December 31,		Change
	2011	2010	2011 vs. 2010
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$402,638	$293,839	37.0%
As a percentage of revenues	12.6%	13.6%
Other domestic data:
Gross unique subscriber additions	21,544	15,648	37.7%
Subscriber acquisition cost	$15.04	$18.21	(17.4)%

The $108.8 million increase in marketing expenses was primarily attributable to a $119.6 million increase in marketing program spending, attributable to increased spending in television, radio and online advertising coupled with an increase in payments to our affiliates. Approximately half of these increases were incurred in our International segments in large part due to our launch in Latin America and the Caribbean. These increases were partially offset by a decrease in direct mail and inserts, and payments made to our consumer electronics partners. The increase in marketing program spending was partially offset by decreases in the costs of free trials.

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages and subscriber acquisition cost)
Marketing	$293,839	$237,744	23.6%
As a percentage of revenues	13.6%	14.2%
Other domestic data:
Gross unique subscriber additions	15,648	9,332	67.7%
Subscriber acquisition cost	$18.21	$25.48	(28.5)%

The $56.1 million increase in marketing expenses was primarily attributable to an increase of $17.4 million in domestic spending related to our consumer electronics partners, as we continued to expand the number of devices on which subscribers can view Netflix content. The increase is also due to a $16.2 million increase in other marketing program spending, principally in TV and radio advertising to promote our service, offset by a decrease in direct mail and inserts. In addition, costs of free trials increased $21.0 million due to the 67.7% increase in domestic gross unique subscriber additions, coupled with shipments of instant streaming discs which enable subscribers to stream content to certain consumer electronic devices and the expanded use of one month free trials. Subscriber acquisition cost decreased primarily due to continued strong organic subscriber growth.

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

	Year ended December 31,		Change
	2011	2010	2011 vs. 2010
	(in thousands, except percentages)
Technology and development	$259,033	$163,329	58.6%
As a percentage of revenues	8.1%	7.6%

The $95.7 million increase in technology and development expenses was primarily the result of an $83.0 million increase in personnel-related costs. These increases are primarily due to a 54% growth in average headcount supporting continued improvements in our streaming service and international expansion, coupled with an $18.7 million increase in stock-based compensation expense.

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages)
Technology and development	$163,329	$114,542	42.6%
As a percentage of revenues	7.6%	6.9%

The $48.8 million increase in technology and development expenses was primarily the result of a $27.7 million increase in personnel-related costs and a $14.2 million increase in facilities and equipment related expenses. These increases are primarily due to a 21.0% growth in headcount supporting continued improvements to our service. Personnel-related costs also increased due to a $5.7 million increase in stock-based compensation expense. In addition, costs paid for cloud computing services increased $7.7 million.

General and Administrative

General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, as well as recruiting, professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.

	Year ended December 31,		Change
	2011	2010	2011 vs. 2010
	(in thousands, except percentages)
General and administrative	$117,937	$64,461	83.0%
As a percentage of revenues	3.6%	2.9%

The $53.5 million increase in general and administrative expenses was primarily attributable to an increase in personnel-related costs of $33.6 million attributed to an $11.5 million increase in stock-based compensation and a 32% increase in average headcount. Legal costs increased $6.6 million primarily resulting from an increase in costs associated with various claims against us. We expect legal costs to continue at a high level for the foreseeable future as we defend these claims. Other miscellaneous expenses primarily related to the use of outside and professional services, taxes, and insurance increased by $13.3 million.

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages)
General and administrative	$64,461	$46,773	37.8%
As a percentage of revenues	2.9%	2.8%

The $17.7 million increase in general and administrative expenses was primarily attributable to an increase in personnel-related costs of $11.7 million attributed to a $7.6 million increase in stock-based compensation expense and a 23.1% increase in headcount. Legal costs increased $8.9 million primarily resulting from ongoing litigation of claims against the Company as well as a $2.1 million release of accruals in 2009 that was associated with a former class action suit that settled in 2008. The terms of the class action settlement provided certain former and current subscribers with an optional free month subscription or free one-month upgrade to be utilized prior to the third quarter of 2009. The accrual related to those subscribers who did not utilize the free month prior to expiration was released in 2009.

Legal Settlement

Subsequent to December 31, 2011, we engaged in mediation of a legal claim pending in the Northern District of California made in January 2011 related to our compliance with the Video Privacy Protection Act. This mediation resulted in a settlement of the matter which includes payment of $9.0 million, which is recognized in the Consolidated Statement of Operations for the year ended December 31, 2011, and is anticipated to be paid in 2012. The Company had previously evaluated this claim and determined it to be immaterial and that a potential loss was not probable. Accordingly, no amount had been accrued prior to the mediation and settlement.

Interest Expense

Interest expense consists of the interest on our lease financing obligations and the interest on our 8.50% senior notes including the amortization of debt issuance costs. Starting in the fourth quarter of 2011, interest expense includes the amortization of debt issuance costs on our Convertible Notes issued in November 2011. Also, in the fourth quarter of 2009, we expensed the debt issuance costs related to our line of credit.

	Year ended December 31,		Change
	2011	2010	2011 vs. 2010
	(in thousands, except percentages)
Interest expense	$20,025	$19,629	2.0%
As a percentage of revenues	0.6%	0.9%

Interest expense was relatively flat as compared to the prior year. Interest expense in 2011 includes $2.1 million for our lease financing obligations, $17.0 million of interest payments due on our 8.50% senior notes and $0.6 million of amortization of debt issuance costs.

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages)
Interest expense	$19,629	$6,475	203.2%
As a percentage of revenues	0.9%	0.4%

The $13.2 million increase in interest expense is primarily attributable to the interest expense associated with our 8.50% senior notes. Interest expense in 2010 includes $2.3 million for our lease financing obligations, $17.0 million of interest payments due on our 8.50% senior notes and $0.5 million of amortization of debt issuance costs.

Provision for Income Taxes

	Year ended December 31,		Change
	2011	2010	2011 vs. 2010
	(in thousands, except percentages)
Provision for income taxes	$133,396	$106,843	24.9%
Effective tax rate	37.1%	39.9%

In 2011, our effective tax rate differed from the federal statutory rate of 35% primarily due to state income taxes of $15.0 million or 4.2% of income before income tax. This was partially offset by the expiration of a statute of limitations for years 1997 through 2007 resulting in a discrete benefit of $3.5 million in the third quarter of 2011 and Federal and California research and development (“R&D”) tax credits of $5.1 million. The decrease in our effective tax rate for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was attributable to the discrete benefit of $3.5 million, higher R&D tax credits and a lower effective tax rate for California.

	Year ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages)
Provision for income taxes	$106,843	$76,332	40.0%
Effective tax rate	39.9%	39.7%

In 2010, our effective tax rate differed from the federal statutory rate of 35% primarily due to state income taxes of $15.6 million or 5.8% of income before income tax. This was partially offset by R&D tax credits of $3.3 million. Our effective tax rate for the year ended December 31, 2010 was relatively flat as compared to our effective tax rate for the year ended December 31, 2009.

Liquidity and Capital Resources

Our primary source of liquidity has been cash generated from operations. Additionally, in November 2011, we issued $200.0 million of our Convertible Notes and raised an additional $200.0 million through a public offering of common stock. The Convertible Notes consist of $200.0 million aggregate principal amount due on December 1, 2018 and do not bear interest. In November 2009, we issued $200 million of our 8.50% senior notes due November 15, 2017 (the “8.50% Notes”). Interest on the 8.50% Notes is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010. (See Note 4 of Item 8, Financial Statements and Supplementary Data for additional information.)

Our primary uses of cash included the acquisition and licensing of content, content delivery expenses, marketing, our stock repurchase programs, payroll related expenses, and capital expenditures related to information technology and automation equipment. We expect to continue to make significant investments to license streaming content both domestically and internationally. These investments could impact our liquidity and in particular our operating cash flows.

As a result of the significant increase in subscriber cancellations negatively impacting domestic and consolidated revenues, coupled with increased investments in our International streaming segment, and in international content in particular, we expect consolidated net losses and negative operating cash flows for 2012. Although we currently anticipate that our available funds will be sufficient to meet our cash needs for the foreseeable future, we may be required or choose to obtain additional financing. Our ability to obtain additional financing will depend on, among other things, our development efforts, business plans, operating performance, current and projected compliance with our debt covenants, and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

On June 11, 2010, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase $300 million of our common stock through the end of 2012. As of December 31, 2011, $41.0 million of this authorization is remaining. The timing and actual number of shares repurchased will depend on various factors, including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. As we expect to have negative operating cash flows in future periods, we do not expect to make further stock repurchases for the foreseeable future.

The following highlights selected measures of our liquidity and capital resources as of December 31, 2011, 2010 and 2009:

	Year Ended December 31,		Change
	2011	2010	2011 vs. 2010
	(in thousands, except percentages)
Cash and cash equivalents	$508,053	$194,499	161.2%
Short-term investments	289,758	155,888	85.9%

	$797,811	$350,387	127.7%

Net cash provided by operating activities	$317,712	$276,401	14.9%
Net cash used in investing activities	$(265,814)	$(116,081)	129.0%
Net cash provided by (used in) financing activities	$261,656	$(100,045)	(361.5)%

Cash provided by operating activities increased $41.3 million or 14.9%, primarily due to an increase subscription revenues of $1,042.0 million or 48.2%. This increase was partially offset by increased payments for content acquisition and licensing other than DVD library of $766.3 million or 138.4%. Operating cash flows were further impacted by increases in payroll expenses and payments for advertising and affiliates transactions.

Cash used in investing activities increased $149.7 million or 129.0%, primarily due to a $164.0 million increase in the purchases, net of proceeds from sales and maturities, of short-term investments. In addition, purchases of property and equipment increased $15.8 million primarily due to purchases of automation equipment for our various DVD shipping centers. These increases were partially offset by a $38.7 million decrease in acquisitions of DVD content library.

Cash provided by financing activities increased $361.7 million or 361.5%, primarily due to our public offering of 2.9 million shares of common stock for net proceeds of $199.9 million and $198.1 million net proceeds received from the issuance of our Convertible Notes in the fourth quarter of 2011. In addition, repurchases of our common stock decreased by $10.6 million. These increases were partially offset by a $30.2 million decrease in proceeds from the issuance of common stock upon exercise of options and a $16.4 million decrease in excess tax benefits from stock-based compensation expense.

	Year Ended December 31,		Change
	2010	2009	2010 vs. 2009
	(in thousands, except percentages)
Cash and cash equivalents	$194,499	$134,224	44.9%
Short-term investments	155,888	186,018	(16.2)%

	$350,387	$320,242	9.4%

Net cash provided by operating activities	$276,401	$325,063	(15.0)%
Net cash used in investing activities	$(116,081)	$(246,079)	(52.8)%
Net cash used in financing activities	$(100,045)	$(84,641)	18.2%

Cash provided by operating activities decreased by $48.7 million or 15.0%, primarily due to increased payments for content acquisition and licensing other than DVD library of $267.8 million. This increase was coupled with increased payroll expenses, payments for advertising and affiliates transactions, credit card fees, content delivery expenses and excess tax benefits from stock-based compensation. The increase in these expenses was partially offset by an increase in subscription revenues of $492.4 million resulting from a 40.9% increase in the domestic average number of paying subscribers.

Cash used in investing activities decreased $130.0 million or 52.8%, primarily due to a $54.9 million decrease in the purchases, net of proceeds, of short-term investments and a $69.1 million decrease in acquisitions of DVD content library, as more DVDs were obtained through revenue sharing arrangements. In addition, purchases of property and equipment decreased by $12.1 million, as a significant amount of payments for automation equipment for our various shipping centers were made in 2009.

Cash used in financing activities increased $15.4 million or 18.2%, primarily due to the $193.9 million net proceeds received from the issuance of our 8.50% Notes in 2009. This decrease was partially offset by a $114.1 million decrease in repurchases of our common stock coupled with a $49.5 million increase in the excess tax benefits from stock-based compensation expense and a $14.5 million increase in proceeds from the issuance of common stock upon exercise of options.

Free Cash Flow

We define free cash flow as cash provided by operating and investing activities excluding the non-operational cash flows from purchases, maturities and sales of short-term investments and cash flows from investments in businesses. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, repurchase our stock and for certain other activities. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.

In comparing free cash flow to net income, the major recurring differences are excess streaming and DVD payments over expenses, stock-based compensation expense, deferred revenue, taxes and semi-annual interest payments on the 8.50% Notes. Because consumers use credit cards to buy from us, our receivables from customers settle quickly and deferred revenue is a source of cash flow. For streaming content, we typically enter into multi-year licenses with studios and other distributors that may result in an increase in content library and a corresponding increase in liabilities in the Consolidated Balance Sheet. The payment terms for these license fees may extend over the term of the license agreements, which typically range from six months to five years. License fee obligations with payment terms that are due beyond one year are classified on the Consolidated Balance Sheets as “Non-current content liabilities.” Minimum commitments for licenses and known titles that do not meet the criteria for asset recognition in the content library are included in Note 5 of Item 8, Financial Statements and Supplementary Data.

The following tables reconcile net cash provided by operating activities, a GAAP financial measure, to free cash flow, a non-GAAP financial measure.

	Year Ended December 31,
	2011	2010
	(in thousands)
Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	$317,712	$276,401
Acquisition of DVD content library	(85,154)	(123,901)
Purchases of property and equipment	(49,682)	(33,837)
Other assets	3,674	12,344

Non-GAAP free cash flow	$186,550	$131,007

Free cash flow for the year ended December 31, 2011 increased $55.5 million primarily due to an increase of $98.9 million in net income as adjusted for the increase in non-cash stock based compensation of $33.6 million and decreased tax prepayments of $20.2 million. This was partially offset by an increase in excess content payments over expenses of $53.2 million, a $12.9 million increase in excess property and equipment payments over expense and decreased deferred revenue of $5.5 million. Payments for content increased $727.6 million while content expenses increased $674.4 million.

	Year Ended December 31,
	2010	2009
	(in thousands)
Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	$276,401	$325,063
Acquisition of DVD content library	(123,901)	(193,044)
Purchases of property and equipment	(33,837)	(45,932)
Other assets	12,344	11,035

Non-GAAP free cash flow	$131,007	$97,122

Free cash flow for the year ended December 31, 2010 increased $33.9 million primarily due to an increase of $60.4 million in net income as adjusted for the increase in non-cash stock based compensation of $15.4 million, decreased property and equipment payments over expense of $11.9 million and increased deferred revenue of $10.0 million. This was partially offset by an increase in excess streaming and DVD content payments over expenses of $32.8 million coupled with increased tax prepayments of $14.0 million. Payments for content increased $198.7 million while content expenses increased $165.9 million.

Effect of Exchange Rates

Revenues, as well as certain expenses, primarily content licensing and marketing, incurred in the International streaming segment, are denominated in the local currency. During the year ended December 31, 2011 and 2010, the gains or losses on foreign exchange transactions and the effect of exchange rate changes on cash and cash equivalents were immaterial.

Contractual Obligations

For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 31, 2011. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2011:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year (3)	1-3 years	3-5 years	More than 5 years
8.50% senior notes	$302,000	$17,000	$34,000	$34,000	$217,000
Convertible notes	200,000	—	—	—	200,000
Operating lease obligations	59,925	17,599	26,485	13,702	2,139
Lease financing obligations (1)	19,267	4,174	6,020	5,886	3,187
Streaming content obligations (2)	3,907,198	797,649	2,384,373	650,480	74,696
Other purchase obligations	262,469	149,700	112,158	611	—

Total	$4,750,859	$986,122	$2,563,036	$704,679	$497,022

(1)	Represents the lease financing obligations for our Los Gatos, California headquarters.

(2)	Streaming content obligations include agreements to acquire and license streaming content that represent long-term liabilities or that are not reflected on the Consolidated Balance Sheets. For those agreements with variable terms, we do not estimate what the total obligation may be beyond any minimum quantities and/ or pricing as of the reporting date. For those agreements that include renewal provisions that are solely at the option of the content provider, we include the commitments associated with the renewal period to the extent such commitments are fixed or a minimum amount is specified. For these reasons, the amounts presented in the table may not provide a reliable indicator of our expected future cash outflows.

We have entered into certain streaming content license agreements that include an unspecified or a maximum number of titles that we may or may not receive in the future and/or that include pricing contingent upon certain variables, such as theatrical exhibition receipts for the title. As of the reporting date, it is unknown whether we will receive access to these titles or what the ultimate price per title will be. Accordingly such amounts are not reflected in the above contractual obligations table. However, such amounts are expected to be significant and the expected timing of payment for these commitments could range from less than one year to more than five years.

(3)	For purposes of this table, less than one year does not include liabilities which are reflected on the Consolidated Balance Sheets as current liabilities. Content accounts payables for instance includes $905.8 million in streaming content obligations not reflected in the above table.

As of December 31, 2011, the Company had gross unrecognized tax benefits of $28.1 million and an additional $2.4 million for gross interest and penalties classified as “Other non-current liabilities” in the Consolidated Balance Sheet. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.

Indemnifications

The information set forth under Note 6 of Item 8, Financial Statements and Supplementary Data under the caption “Guarantees—Indemnification Obligations” is incorporated herein by reference.

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

Content Accounting

We obtain content through streaming content license agreements, DVD direct purchases and DVD revenue sharing agreements with studios, distributors and other suppliers.

We obtain content distribution rights in order to stream TV shows and movies to subscribers’ TVs, computers and mobile devices. Streaming content is generally licensed for a fixed-fee for the term of the license agreement which may have multiple windows of availability. The license agreement may or may not be recognized in content library.

When the streaming license fee is known or reasonably determinable for a specific title and the specific title is first available for streaming to subscribers, the title is recognized on the Consolidated Balance Sheets as “Current content library” for the portion available for streaming within one year and as “Non-current content library” for the remaining portion. New titles recognized in the content library are classified in the line item “Additions to streaming content library” within net cash provided by operating activities in the Consolidated Statements of Cash Flows. We amortize the content library on a straight-line basis over each title’s contractual window of availability, which typically ranges from six months to five years. The steaming content library is reported at the lower of unamortized cost or estimated net realizable value. No write down from unamortized cost to a lower net realizable value was recorded in any of the periods presented. The amortization is classified in “Cost of revenues-Subscription” in the Consolidated Statements of Operations and in the line item “Amortization of streaming content library” within net cash provided by operating activities in the Consolidated Statements of Cash Flows. Payment terms for these license fees may extend over the term of the license agreement, which could range from six months to five years. For the titles recognized in content library, the license fees due but not paid are classified on the Consolidated Balance Sheets as “Content accounts payable” for the amounts due within one year and as “Non-current content liabilities” for the amounts due beyond one year. Changes in these liabilities are classified in the line item “Change in streaming content liabilities” within net cash provided by operating activities in the Consolidated Statement of Cash Flows. We record the streaming content library assets and their related liability on our Consolidated Balance Sheets at the gross amount of the liability. Payments for the titles not yet available for streaming are not yet recognized in the content library but in prepaid content. Minimum commitments for the titles not yet available for streaming are not yet recognized in the content library and are included in Note 5 of Item 8, Financial Statements and Supplementary Data.

When the streaming license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for asset recognition in the content library. Titles do not meet the criteria for asset recognition in the content library because the underlying license agreement does not specify the number of titles or the license fee per title or the windows of availability per title, so that the license fee is not known or reasonably determinable for a specific title. Typical payment terms for these agreements, which can range from three to five years, require us to make equal fixed payments at the beginning of each quarter of the license term. To the extent that cumulative payments exceed cumulative amortization, “Prepaid content” is recorded on the Consolidated Balance Sheets. We amortize the license fees on a straight-line basis over the term of each license agreement. The amortization is classified in “Cost of revenues- Subscription” in the Consolidated Statements of Operations and in the line item “Net income” within net cash provided by operating activities in the Consolidated Statements of Cash Flows. Changes in prepaid content are classified within net cash provided by operating activities in the line item “Prepaid content” in the Consolidated Statements of Cash Flows. Commitments for licenses that do not meet the criteria for asset recognition in the content library are included in Note 5 of Item 8, Financial Statements and Supplementary Data.

We acquire DVD content for the purpose of renting such content to our subscribers and earning subscription rental revenues, and, as such, we consider our direct purchase DVD library to be a productive asset. Accordingly, we classify our DVD library in “Non-current content library” on the Consolidated Balance Sheets. The acquisition of DVD content library, net of changes in related liabilities, is classified in the line item “Acquisition of DVD content library” within cash used in investing activities in the Consolidated Statements of Cash Flows because the DVD content library is considered a productive asset. Other companies in the in-home entertainment video industry classify these cash flows as operating activities. We amortize our direct purchase DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new release DVDs and back-catalog DVDs is estimated to be one year and three years, respectively. The amortization of the DVD content library is classified in “Cost of revenues—Subscription” in the Consolidated Statement of Operations and in the line item “Amortization of DVD content library” within net cash provided by operating activities in the Consolidated Statements of Cash Flows. We also obtain DVD content through revenue sharing agreements with studios and distributors. Revenue sharing obligations incurred based on utilization are classified in “Cost of revenues—Subscription” in the Consolidated Statements of Operations and in the line item “Net income” within net cash provided by operating activities in the Consolidated Statements of Cash Flows. The terms of some revenue sharing agreements obligate us to make a low initial payment for certain titles, representing a minimum contractual obligation under the agreement. The low initial payment is in exchange for a commitment to share a percentage of our subscription revenues or to pay a fee, based on utilization, for a defined period of time. The initial payment may be in the form of an upfront non-refundable payment which is classified in content library or in the form of a prepayment of future revenue sharing obligations which is classified as prepaid content.

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

•

Expected Volatility: Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods thereby precluding sole reliance on implied volatility. An increase of 10% in our computation of expected volatility would increase the total stock-based compensation expense by approximately $3.1 million.

•

Suboptimal Exercise Factor: Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives. An increase in the suboptimal exercise factor of 10% would increase the total stock-based compensation expense by approximately $2.3 million.

Income Taxes

We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain.

Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements.

In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that substantially all deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination.

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2011, our estimated gross unrecognized tax benefits were $28.1 million of which $22.4 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 8 of Item 8, Financial Statements and Supplementary Data for further information regarding income taxes.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The primary objective of our investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. To achieve this objective, we follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. We maintain a portfolio of cash equivalents and short-term investments in a variety of securities. These securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses, net of tax, included in “Accumulated other comprehensive income” within stockholders equity in the Consolidated Balance Sheets.

For the year ended December 31, 2011, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. Some of the securities we invest in may be subject to market risk due to changes in prevailing interest rates which may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. At December 31, 2011, our cash equivalents were generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments were comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities.

As of December 31, 2011, we had securities classified as short-term investments of $289.8 million. Changes in interest rates could adversely affect the market value of these investments. The table below separates these investments, based on stated maturities, to show the approximate exposure to interest rates.

(in thousands)
Due within one year	$108,382
Due within five years	180,373
Due within ten years	—
Due after ten years	1,003

Total	$289,758

A sensitivity analysis was performed on our investment portfolio as of December 31, 2011. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values (in $ thousands) of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of December 31, 2011:

Fair Value December 31, 2011 (in thousands)
-150 BPS	-100 BPS	-50 BPS	+50 BPS	+100 BPS	+150 BPS
$295,788	$293,778	$291,768	$287,747	$285,737	$283,727

Item 8.	Financial Statements and Supplementary Data

The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included elsewhere in this Annual Report on Form 10-K.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)	Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

4.3	Indenture, dated November 28, 2011, among Netflix, Inc. and Wells Fargo Bank, National Association, relating to the Zero Coupon Senior Convertible Notes due 2018.	8-K	000-49802	4.1	November 28, 2011

4.4	Registration Rights Agreement dated November 28, 2011, by and among Netflix, Inc., TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P.	8-K	000-49802	10.1	November 28, 2011

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 7, 2009

23.1	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

101

The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 10, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements.

X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan

NETFLIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Netflix, Inc.:

We have audited the accompanying consolidated balance sheets of Netflix, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited Netflix, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Netflix, Inc.’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under item 9A(b). Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netflix, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, Netflix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Santa Clara, California

February 10, 2012

NETFLIX, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	As of December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$508,053	$194,499
Short-term investments	289,758	155,888
Current content library, net	919,709	181,006
Prepaid content	56,007	62,217
Other current assets	57,330	43,621

Total current assets	1,830,857	637,231
Non-current content library, net	1,046,934	180,973
Property and equipment, net	136,353	128,570
Other non-current assets	55,052	35,293

Total assets	$3,069,196	$982,067

Liabilities and Stockholders’ Equity
Current liabilities:
Content accounts payable	$924,706	$168,695
Other accounts payable	87,860	54,129
Accrued expenses	63,693	38,572
Deferred revenue	148,796	127,183

Total current liabilities	1,225,055	388,579
Long-term debt	200,000	200,000
Long-term debt due to related party	200,000	—
Non-current content liabilities	739,628	48,179
Other non-current liabilities	61,703	55,145

Total liabilities	2,426,386	691,903
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2011 and 2010; no shares issued and outstanding at December 31, 2011 and 2010	—	—
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2011 and 2010; 55,398,615 and 52,781,949 issued and outstanding at December 31, 2011 and 2010, respectively	55	53
Additional paid-in capital	219,119	51,622
Accumulated other comprehensive income	706	750
Retained earnings	422,930	237,739

Total stockholders’ equity	642,810	290,164

Total liabilities and stockholders’ equity	$3,069,196	$982,067

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Revenues	$3,204,577	$2,162,625	$1,670,269

Cost of revenues:
Subscription	1,789,596	1,154,109	909,461
Fulfillment expenses	250,305	203,246	169,810

Total cost of revenues	2,039,901	1,357,355	1,079,271

Gross profit	1,164,676	805,270	590,998

Operating expenses:
Marketing	402,638	293,839	237,744
Technology and development	259,033	163,329	114,542
General and administrative	117,937	64,461	46,773
Legal settlement	9,000	—	—

Total operating expenses	788,608	521,629	399,059

Operating income	376,068	283,641	191,939
Other income (expense):
Interest expense	(20,025)	(19,629)	(6,475)
Interest and other income	3,479	3,684	6,728

Income before income taxes	359,522	267,696	192,192
Provision for income taxes	133,396	106,843	76,332

Net income	$226,126	$160,853	$115,860

Net income per share:
Basic	$4.28	$3.06	$2.05

Diluted	$4.16	$2.96	$1.98

Weighted-average common shares outstanding:
Basic	52,847	52,529	56,560

Diluted	54,369	54,304	58,416

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2008	58,862,478	$62	$338,577	$(100,020)	$84	$108,452	$347,155
Net income	—	—	—	—	—	115,860	115,860
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	—	189	—	189

Comprehensive income, net of taxes	—	—	—	—	—	—	116,049

Issuance of common stock upon exercise of options	1,724,110	1	29,508	—	—	—	29,509
Issuance of common stock under employee stock purchase plan	224,799	—	5,765	—	—	—	5,765
Repurchases of common stock and retirement of outstanding treasury stock	(7,371,314)	(10)	(398,850)	100,020	—	(25,495)	(324,335)
Stock-based compensation expense	—	—	12,618	—	—	—	12,618
Excess stock option income tax benefits	—	—	12,382	—	—	—	12,382

Balances as of December 31, 2009	53,440,073	$53	$—	$—	$273	$198,817	$199,143
Net income	—	—	—	—	—	160,853	160,853
Unrealized gains on available-for-sale securities, net of taxes	—	—	—	—	477	—	477

Comprehensive income, net of taxes	—	—	—	—	—	—	161,330

Issuance of common stock upon exercise of options	1,902,073	2	47,080	—	—	—	47,082
Issuance of common stock under employee stock purchase plan	46,112	—	2,694	—	—	—	2,694
Repurchases of common stock	(2,606,309)	(2)	(88,326)	—	—	(121,931)	(210,259)
Stock-based compensation expense	—	—	27,996	—	—	—	27,996
Excess stock option income tax benefits	—	—	62,178	—	—	—	62,178

Balances as of December 31, 2010	52,781,949	$53	$51,622	$—	$750	$237,739	$290,164
Net income	—	—	—	—	—	226,126	226,126
Unrealized losses on available-for-sale securities, net of taxes	—	—	—	—	(68)	—	(68)
Cumulative translation adjustment					24		24

Comprehensive income, net of taxes	—	—	—	—	—	—	226,082

Issuance of common stock upon exercise of options	659,370	—	19,614	—	—	—	19,614
Issuance of common stock, net of costs	2,857,143	3	199,483	—	—	—	199,486
Repurchases of common stock	(899,847)	(1)	(158,730)	—	—	(40,935)	(199,666)
Stock-based compensation expense	—	—	61,582	—	—	—	61,582
Excess stock option income tax benefits	—	—	45,548	—	—	—	45,548

Balances as of December 31, 2011	55,398,615	$55	$219,119	$—	$706	$422,930	$642,810

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$226,126	$160,853	$115,860
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to streaming content library	(2,320,732)	(406,210)	(64,217)
Change in streaming content liabilities	1,460,400	167,836	(4,014)
Amortization of streaming content library	699,128	158,100	48,192
Amortization of DVD content library	96,744	142,496	171,298
Depreciation and amortization of property, equipment and intangibles	43,747	38,099	38,044
Stock-based compensation expense	61,582	27,996	12,618
Excess tax benefits from stock-based compensation	(45,784)	(62,214)	(12,683)
Other non-cash items	(4,050)	(9,128)	(7,161)
Deferred taxes	(18,597)	(962)	6,328
Gain on sale of business	—	—	(1,783)
Changes in operating assets and liabilities:
Prepaid content	6,211	(35,476)	(5,643)
Other current assets	(4,775)	(18,027)	(5,358)
Other accounts payable	24,314	18,098	1,537
Accrued expenses	68,902	67,209	13,169
Deferred revenue	21,613	27,086	16,970
Other non- current assets and liabilities	2,883	645	1,906

Net cash provided by operating activities	317,712	276,401	325,063

Cash flows from investing activities:
Acquisition of DVD content library	(85,154)	(123,901)	(193,044)
Purchases of short-term investments	(223,750)	(107,362)	(228,000)
Proceeds from sale of short-term investments	50,993	120,857	166,706
Proceeds from maturities of short-term investments	38,105	15,818	35,673
Purchases of property and equipment	(49,682)	(33,837)	(45,932)
Proceeds from sale of business	—	—	7,483
Other assets	3,674	12,344	11,035

Net cash used in investing activities	(265,814)	(116,081)	(246,079)

Cash flows from financing activities:
Principal payments of lease financing obligations	(2,083)	(1,776)	(1,158)
Proceeds from issuance of common stock upon exercise of options	19,614	49,776	35,274
Proceeds from public offering of common stock, net of issuance costs	199,947	—	—
Excess tax benefits from stock-based compensation	45,784	62,214	12,683
Borrowings on line of credit, net of issuance costs	—	—	18,978
Payments on line of credit	—	—	(20,000)
Proceeds from issuance of debt, net of issuance costs	198,060	—	193,917
Repurchases of common stock	(199,666)	(210,259)	(324,335)

Net cash provided by (used in) financing activities	261,656	(100,045)	(84,641)

Net increase (decrease) in cash and cash equivalents	313,554	60,275	(5,657)
Cash and cash equivalents, beginning of year	194,499	134,224	139,881

Cash and cash equivalents, end of year	$508,053	$194,499	$134,224

Supplemental disclosure:
Income taxes paid	$79,069	$56,218	$58,770
Interest paid	19,395	20,101	3,878

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies

Description of Business

Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is an Internet subscription service streaming TV shows and movies. The Company’s subscribers can instantly watch unlimited TV shows and movies streamed over the Internet to their TVs, computers and mobile devices and in the United States, subscribers can receive DVDs delivered quickly to their homes.

The Company is organized into three operating segments, Domestic streaming, International streaming and Domestic DVD. Substantially all of the Company’s revenues are generated in the United States, and all of the Company’s long-lived tangible assets are held in the United States. The Company’s revenues are derived from monthly subscription fees.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

Reclassification

Certain prior period amounts have been reclassified to conform to the current presentation. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the amortization policy of its content library; the valuation of stock-based compensation; and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.

Cash Equivalents and Short-term Investments

The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company classifies short-term investments, which consist of marketable securities with original maturities in excess of 90 days as available-for-sale. Short-term investments are reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income” within stockholders’ equity in the Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in “Interest and other income” in the Consolidated Statements of Operations. The Company uses the specific identification method to determine cost in calculating realized gains and losses upon the sale of short-term investments.

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

Content Library

The Company obtains content through streaming content license agreements, DVD direct purchases and DVD revenue sharing agreements with studios, distributors and other suppliers.

The Company obtains content distribution rights in order to stream TV shows and movies to subscribers’ TVs, computers and mobile devices. Streaming content is generally licensed for a fixed-fee for the term of the license agreement which may have multiple windows of availability. The license agreement may or may not be recognized in content library.

When the streaming license fee is known or reasonably determinable for a specific title and the specific title is first available for streaming to subscribers, the title is recognized on the Consolidated Balance Sheets in “Current content library” for the portion available for streaming within one year and in “Non-current content library” for the remaining portion. New titles recognized in the content library are classified in the line item “Additions to streaming content library” within net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company amortizes the content library on a straight-line basis over each title’s contractual window of availability, which typically ranges from six months to five years. The steaming content library is reported at the lower of unamortized cost or estimated net realizable value. No write down from unamortized cost to a lower net realizable value was recorded in any of the periods presented. The amortization is classified in “Cost of revenues—Subscription” in the Consolidated Statements of Operations and in the line item “Amortization of streaming content library” within net cash provided by operating activities in the Consolidated Statements of Cash Flows. Payment terms for these license fees may extend over the term of the license agreement, which could range from six months to five years. For the titles recognized in content library, the license fees due but not paid are classified on the Consolidated Balance Sheets as “Content accounts payable” for the amounts due within one year and as “Non-current content liabilities” for the amounts due beyond one year. Changes in these liabilities are classified in the line item “Change in streaming content liabilities” within net cash provided by operating activities in the Consolidated Statement of Cash Flows. The Company records the streaming content library assets and their related liability on the Consolidated Balance Sheets at the gross amount of the liability. Payments for the titles not yet available for streaming are not yet recognized in the content library but in prepaid content. Minimum commitments for titles not yet available for streaming are not yet recognized in the content library and are included in Note 5 to the consolidated financial statements.

When the streaming license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for asset recognition in the content library. Titles do not meet the criteria for asset recognition in the content library because the underlying license agreement does not specify the number of titles or the license fee per title or the windows of availability per title, so that the license fee is not known or reasonably determinable for a specific title. Typical payment terms for these agreements, which can range from three to five years, require the Company to make equal fixed payments at the beginning of each quarter of the license term. To the extent that cumulative payments exceed cumulative amortization, “Prepaid content” is recorded on the Consolidated Balance Sheets. The Company amortizes the license fees on a straight-line basis over the term of each license agreement. The amortization is classified in “Cost of revenues—Subscription” in the Consolidated Statements of Operations and in the line item “Net income” within net cash provided by operating activities in the Consolidated Statements of Cash Flows. Changes in prepaid content are classified within net cash provided by operating activities in the line item “Prepaid content” in the Consolidated Statements of Cash Flows. Commitments for licenses that do not meet the criteria for asset recognition in the content library are included in Note 5 to the consolidated financial statements.

The Company acquires DVD content for the purpose of renting such content to its subscribers and earning subscription rental revenues, and, as such, the Company considers its direct purchase DVD library to be a productive asset. Accordingly, the Company classifies its DVD library in “Non-current content library” on the Consolidated Balance Sheets. The acquisition of DVD content library, net of changes in related liabilities, is classified in the line item “Acquisition of DVD content library” within cash used in investing activities in the Consolidated Statements of Cash Flows because the DVD content library is considered a productive asset. Other companies in the in-home entertainment video industry classify these cash flows as operating activities. The Company amortizes its direct purchase DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new release DVDs and back-catalog DVDs is estimated to be one year and three years, respectively. The amortization of the DVD content library is classified in “Cost of revenue- Subscription” in the Consolidated Statements of Operations and in the line item “Amortization of DVD content library” within net cash provided by operating activities in the Consolidated Statements of Cash Flows. The Company also obtains DVD content through revenue sharing agreements with studios and distributors. Revenue sharing obligations incurred based on utilization are classified in “Cost of revenues- Subscription” in the Consolidated Statements of Operations and in the line item “Net income” within net cash provided by operating activities in the Consolidated Statements of Cash flows. The terms of some revenue sharing agreements obligate the Company to make a low initial payment for certain titles, representing a minimum contractual obligation under the agreement. The low initial payment is in exchange for a commitment to share a percentage of its subscription revenues or to pay a fee, based on utilization, for a defined period of time. The initial payment may be in the form of an upfront non-refundable payment which is classified in content library or in the form of a prepayment of future revenue sharing obligations which is classified as prepaid content.

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

Impairment of Long-Lived Assets

Long-lived assets such as DVD content library, property and equipment and intangible assets subject to depreciation and amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable. Recoverability of asset groups to be held and used is measured by a comparison of the carrying amount of an asset group to estimated undiscounted future cash flows expected to be generated by the asset group. If the carrying amount of an asset group exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of an asset group exceeds fair value of the asset group. There were no events or changes in circumstances that would indicate that the carrying amount of an asset group may not be recoverable in any of the years presented. All of the Company’s long-lived tangible assets are held in the United States.

Revenue Recognition

Subscription revenues are recognized ratably over each subscriber’s monthly subscription period. Revenues are presented net of the taxes that are collected from customers and remitted to governmental authorities. Deferred revenue consists of subscriptions revenues billed to subscribers that have not been recognized and gift subscriptions that have not been redeemed.

Marketing

Marketing expenses consist primarily of advertising expenses and also include payments made to the Company’s affiliates and consumer electronics partners and payroll related expenses. Advertising expenses include promotional activities such as television and online advertising, as well as allocated costs of revenues relating to free trial periods. Advertising costs are expensed as incurred except for advertising production costs, which are expensed the first time the advertising is run. Advertising expense totaled approximately $299.1 million, $212.4 million and $175.0 million in 2011, 2010 and 2009, respectively.

Income Taxes

The Company records a tax provision for the anticipated tax consequences of the reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. There was no significant valuation allowance as of December 31, 2011 or 2010.

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

Foreign Currency

The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenue and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in cumulative translation adjustment included in accumulated other comprehensive income in shareholders’ equity. For transactions that are not denominated in the functional currency, the Company remeasures monetary assets and liabilities at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in interest and other income.

Net Income Per Share

Basic net income per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the assumed conversion of the Company’s

Convertible Notes, incremental shares issuable upon the assumed exercise of stock options, and for 2010 and 2009, shares that were purchasable pursuant to the Company’s employee stock purchase plan (“ESPP”). The Company’s ESPP was suspended in 2011 and there were no offerings in 2011. The computation of net income per share is as follows:

	Year ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Basic earnings per share:
Net income	$226,126	$160,853	$115,860
Shares used in computation:
Weighted-average common shares outstanding	52,847	52,529	56,560

Basic earnings per share	$4.28	$3.06	$2.05

Diluted earnings per share:
Net income	$226,126	$160,853	$115,860
Convertible Notes interest expense, net of tax	17	—	—

Numerator for diluted earnings per share	226,143	160,853	115,860
Shares used in computation:
Weighted-average common shares outstanding	52,847	52,529	56,560
Convertible Notes shares	217	—	—
Employee stock options and employee stock purchase plan shares	1,305	1,775	1,856

Weighted-average number of shares	54,369	54,304	58,416

Diluted earnings per share	$4.16	$2.96	$1.98

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Employee stock options	225	14	64

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

The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following table summarizes, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$388,941	$—	$—	$388,941
Level 1 securities (1):
Money market funds	123,608	—	—	123,608
Level 2 securities (3):
Corporate debt securities	112,264	603	(214)	112,653
Government and agency securities	175,464	694	(56)	176,102
Asset and mortgage-backed securities	941	62	—	1,003

	$801,218	$1,359	$(270)	$802,307

Less: Restricted cash (1)				(4,496)

Total cash, cash equivalents and short-term investments				$797,811

	December 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$194,146	$—	$—	$194,146
Level 1 securities (2):
Money market funds	4,914	—	—	4,914
Level 2 securities (3):
Corporate debt securities	109,745	1,043	(101)	110,687
Government and agency securities	42,062	331	(101)	42,292
Asset and mortgage-backed securities	2,881	168	(140)	2,909

	$353,748	$1,542	$(342)	354,948

Less: Long-term restricted cash (2)				(4,561)

Total cash, cash equivalents and short-term investments				$350,387

(1)	Includes $119.1 million that is included in cash and cash equivalents and $3.5 million and $1.0 million of restricted cash that is included in other non-current assets and other current assets, respectively, related to workers compensation deposits.

(2)	Includes $0.4 million that is included in cash and cash equivalents and $4.6 million of long-term restricted cash that is included in other non-current assets related to workers compensation deposits.

(3)	Included in short-term investments.

Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of available-for-sale securities and cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of available-for-sale securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. The Company’s procedures include controls to ensure that appropriate fair values are recorded, such as comparing prices obtained from multiple independent sources. See Note 4 to the consolidated financial statements for further information regarding the fair value of the Company’s senior convertible notes and senior notes.

Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at December 31, 2011. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in 2011, 2010 or 2009.

The gross realized gains on the sales of available-for-sale securities for the three years ended December 31, 2011, 2010 and 2009 were $0.7 million, $1.0 million and $1.9 million, respectively. There were no material gross realized losses from the sale of available-for-sale investments for the years ended December 31, 2011, 2010 and 2009. Realized gains and losses and interest income are included in interest and other income.

The estimated fair value of short-term investments by contractual maturity as of December 31, 2011 is as follows:

(in thousands)
Due within one year	$108,382
Due after one year and through 5 years	180,373
Due after 5 years and through 10 years	—
Due after 10 years	1,003

Total short-term investments	$289,758

3.	Balance Sheet Components

Content Library

Content library consisted of the following:

	As of December 31,
	2011			2010
	Streaming	DVD	Total	Streaming	DVD	Total
	(in thousands)
Total content library, gross	$2,552,284	$599,155	$3,151,439	$441,637	$627,392	$1,069,029
Accumulated amortization	(632,270)	(552,526)	(1,184,796)	(143,227)	(563,823)	(707,050)

Total content library, net	1,920,014	46,629	1,966,643	298,410	63,569	361,979
Current content library, net	919,709	—	919,709	181,006	—	181,006

Non-current content library, net	$1,000,305	$46,629	$1,046,934	$117,404	$63,569	$180,973

Content Liabilities

Content liabilities consisted of the following:

	As of December 31,
	2011			2010
	Streaming	DVD and other	Total	Streaming	DVD and other	Total
	(in thousands)
Content accounts payable	$905,792	$18,914	$924,706	$136,841	$31,854	$168,695
Non-current content liabilities	739,628	—	739,628	48,179	—	48,179

Total content liabilities	$1,645,420	$18,914	$1,664,334	$185,020	$31,854	$216,874

The Company typically enters into multi-year licenses with studios and other distributors that may result in an increase in content library and a corresponding increase in content accounts payable and non-current content liabilities. The payment terms for these license fees may extend over the term of the license agreement, which could range from six months to five years. As of December 31, 2011, content accounts payable and non-current content liabilities increased $1.45 billion, over December 31, 2010, as compared to an increase in total content library, net, of $1.60 billion.

Property and Equipment, Net

Property and equipment and accumulated depreciation consisted of the following:

		As of December 31,
		2011	2010
		(in thousands)
Computer equipment	3 years	$67,090	$60,289
Operations and other equipment	5 years	100,306	72,368
Software, including internal-use software	3 years	35,356	26,961
Furniture and fixtures	3 years	17,310	11,438
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	44,473	36,530
Capital work-in-progress		822	16,882

Property and equipment, gross		306,038	265,149
Less: Accumulated depreciation		(169,685)	(136,579)

Property and equipment, net		$136,353	$128,570

Accrued Expenses

Accrued expenses consisted of the following:

	As of December 31,
	2011	2010
	(in thousands)
Accrued state sales and use tax	$14,557	$14,983
Accrued payroll and employee benefits	17,763	8,520
Accrued interest on debt	2,125	2,125
Accrued content related costs	10,774	6,950
Accrued legal settlement	9,000	—
Current portion of lease financing obligations	2,319	2,083
Other	7,155	3,911

Accrued expenses	$63,693	$38,572

4.	Long-term Debt

Senior Convertible Notes

In November 2011, the Company issued $200.0 million aggregate principal amount of zero coupon senior convertible notes due on December 1, 2018 (the “Convertible Notes”) in a private placement offering to TCV VII, L.P., TCV VII(A), L.P., and TCV Member Fund, L.P.,. A general partner of these funds also serves on the Company’s board of directors, and as such, the issuance of the notes is considered a related party transaction. The net proceeds to the Company were approximately $197.8 million. Debt issuance costs of $2.2 million (of which $0.3 million were unpaid at December 31, 2011) were recorded in “Other non-current assets” on the Consolidated Balance Sheet and are amortized over the term of the notes as interest expense. The Convertible Notes are the Company’s general, unsecured obligations and are effectively subordinated to all of the Company’s existing and future secured debt, to the extent of the assets securing such debt, and are structurally subordinated to all liabilities of the Company’s subsidiaries, including trade payables. The Convertible Notes do not bear interest, except in specified circumstances. The initial conversion rate for the Convertible Notes is 11.6553 shares of the Company’s common stock, par value $0.001 per share, per $1,000 principal amount of notes. This is equivalent to an initial conversion price of approximately $85.80 per share of common stock. Holders may surrender their notes for conversion at any time prior to the close of business day immediately preceding the maturity date of the notes. The Convertible Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 120% of the principal amount. At any time following May 28, 2012, the Company may elect to cause the conversion of the Convertible Notes into shares of the Company’s common stock when specified conditions are satisfied, including that the daily volume weighted average price of the Company’s common stock is equal or greater than $111.54 for at least 50 trading days during a 65 trading day period prior to the conversion date.

The Company determined that the embedded conversion option in the Convertible Notes does not require separate accounting treatment as a derivative instrument because it is both indexed to the Company’s own stock and would be classified in stockholder’s equity if freestanding. Additionally, the Convertible Notes do not require or permit any portion of the obligation to be settled in cash and accordingly the liability and equity (conversion option) components are not required to be accounted for separately.

The Convertible Notes include, among other terms and conditions, limitations on the Company’s ability to pay cash dividends or to repurchase shares of its common stock, subject to specified exceptions. At December 31, 2011, the Company was in compliance with these covenants.

Based on quoted market prices of the Company’s publicly traded debt, the fair value of the Convertible Notes was approximately $206.5 million as of December 31, 2011.

Senior Notes

In November 2009, the Company issued $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (the “8.50% Notes”). The net proceeds to the Company were approximately $193.9 million. Debt issuance costs of $6.1 million were recorded in “Other non-current assets” on the Consolidated Balance Sheets and are amortized over the term of the notes as interest expense. The notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010. The 8.50% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. Prior to November 15, 2012, in the event of a qualified equity offering, the Company may redeem up to 35% of the 8.50% Notes at a redemption price of 108.50% of the principal plus accrued interest. Additionally, the Company may redeem the 8.50% Notes prior to November 15, 2013 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium. On or after November 15, 2013, the Company may redeem the 8.50% Notes in whole or in part at specified prices ranging from 104.25% to 100% of the principal plus accrued interest.

The 8.50% Notes include, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends, make distributions, or purchase or redeem the Company’s equity interests (each subject to specified exceptions). At December 31, 2011 and 2010, the Company was in compliance with these covenants.

Based on quoted market prices, the fair value of the 8.50% Notes was approximately $206.5 million and $225.0 million as of December 31, 2011 and 2010, respectively.

Credit Agreement

In September 2009, the Company entered into a credit agreement which provided for a $100 million three-year revolving line of credit. Loans under the credit agreement bore interest, at the Company’s option, at either a base rate determined in accordance with the credit agreement, plus a spread of 1.75% to 2.25%, or an adjusted LIBOR rate plus a spread of 2.75% to 3.25%. In October 2009, the Company borrowed $20.0 million under the credit agreement. The proceeds, net of issuance costs, to the Company were approximately $19.0 million. In connection with the issuance of the 8.50% Notes, the Company repaid all outstanding amounts under and terminated the credit agreement. Issuance costs related to the line of credit were included in interest expense in the year ended December 31, 2009.

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

In the first quarter of 2010, the Company extended the facility leases for the Los Gatos buildings for an additional five year term after the remaining term of the original lease, thus increasing the future minimum payments under lease financing obligations by approximately $14 million. The leases continue to be accounted for as financing obligations and no gain or loss was recorded as a result of the lease financing modification. At December 31, 2011, the lease financing obligation balance was $34.1 million, of which $2.3 million and $31.8 million were recorded in “Accrued expenses” and “Other non-current liabilities,” respectively, on the

Consolidated Balance Sheet. The remaining future minimum payments under the lease financing obligation are $19.3 million. The lease financing obligation balance at the end of the extended lease term will be approximately $25.8 million which approximates the net book value of the buildings to be relinquished to the lessor.

Future minimum payments under lease financing obligations and non-cancelable operating leases as of December 31, 2011 are as follows:

Year Ending December 31,	Future Minimum Payments
(in thousands)
2012	$21,773
2013	18,310
2014	14,195
2015	11,008
2016	8,580
Thereafter	5,326

Total minimum payments	$79,192

Rent expense associated with the operating leases was $16.9 million, $14.9 million and $14.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Streaming Content

The Company had $3.91 billion and $1.12 billion of obligations at December 31, 2011 and December 31, 2010, respectively, including agreements to acquire and license streaming content that represent long-term liabilities or that are not reflected on the Consolidated Balance Sheets because they do not meet content library asset recognition criteria. The license agreements do not meet content library asset recognition criteria because either the fee is not known or reasonably determinable for a specific title or it is known but the title is not yet available for streaming to subscribers. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum quantities and/or pricing as of the reporting date. For those agreements that include renewal provisions that are solely at the option of the content provider, the Company includes the commitments associated with the renewal period to the extent such commitments are fixed or a minimum amount is specified.

The expected timing of payments as of December 31, 2011 for these commitments is as follows:

(in thousands)
Less than one year	$797,649
Due after one year and through 3 years	2,384,373
Due after 3 years and through 5 years	650,480
Due after 5 years	74,696

Total streaming content obligations	$3,907,198

The Company has entered into certain license agreements that include an unspecified or a maximum number of titles that the Company may or may not receive in the future and /or that include pricing contingent upon certain variables, such as theatrical exhibition receipts for the title. As of the reporting date, it is unknown whether the Company will receive access to these titles or what the ultimate price per title will be. Accordingly, such amounts are not reflected in the commitments described above. However such amounts are expected to be significant and the expected timing of payments could range from less than one year to more than five years.

In addition to the streaming content obligations above, the Company has licenses with certain performing rights organizations (“PRO”), and is currently involved in negotiations with other PROs, that hold certain rights to music used in connection with streaming content. For the latter, the Company accrues for estimated royalties that are due to PROs and adjusts these accruals based on any changes in estimates. While the Company anticipates finalizing these negotiations, the outcome of these negotiations is uncertain. Additionally, pending litigation between certain PROs and other third parties could impact the Company’s negotiations. If the Company is unable to reach mutually acceptable terms with the PROs, the Company could become involved in similar litigation. The results of any negotiation or litigation may be materially different from management’s estimates.

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

On January 27, 2012, a purported shareholder class action suit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The complaint alleges that the Company issued materially false and misleading statements regarding the Company’s business practices and its contracts with content providers, which lead to artificially inflated stock prices. The complaint alleges violation of the federal securities laws and seeks unspecified compensatory damages and other relief. A second suit was filed on January 27, 2012, alleging virtually identical claims. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

On November 23, 2011, a purported shareholder derivative suit was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. The complaint alleges, among other claims, that the Company’s officers and members of its Board of Directors breached their fiduciary duties, wasted valuable corporate assets, and were unjustly enriched as a result of causing the Company to buy back stock at artificially inflated prices to the detriment of the Company and its shareholders. The complaint seeks unspecified compensatory damages and other relief. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

In January through April of 2009, a number of purported anti-trust class action suits were filed against the Company in various United States Federal Courts. Wal-Mart Stores, Inc. and Walmart.com USA LLC (collectively, Wal-Mart) were also named as defendants in these suits. These cases have been consolidated in the Northern District of California and have been assigned the multidistrict litigation number MDL-2029. A number of substantially similar suits were filed in California State Courts, and have been consolidated in Santa Clara County. The plaintiffs, who are current or former Netflix customers, generally alleged that Netflix and Wal-Mart entered into an agreement to divide the markets for sales and online rentals of DVDs in the United States, which resulted in higher Netflix subscription prices. A number of other cases had been filed in Federal and State courts by current or former subscribers to the online DVD rental service offered by Blockbuster Inc., alleging injury arising from similar facts. These cases have been related to MDL 2029 or, in the case of the California State cases, coordinated with the cases in Santa Clara County. The complaint(s) sought unspecified compensatory and enhanced damages, interest, costs and fees and other equitable relief. On November 22, 2011, the court granted the Company’s motion for summary judgment. On December 22, 2011, plaintiff appealed the summary judgment ruling. Management has determined a potential loss is reasonably possible; however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

The Company is involved in other litigation matters not listed above but does not consider the matters to be material either individually or in the aggregate at this time. The Company’s view of the matters not listed may change in the future as the litigation and events related thereto unfold.

6.	Guarantees—Indemnification Obligations

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

On November 28, 2011, the Company issued 2.9 million shares of common stock upon the closing of a public offering for $200 million net of issuance costs of $0.5 million, the majority of which were unpaid as of December 31, 2011.

Stock Repurchase Program

The following table presents a summary of the Company’s stock repurchases:

	Year ended December 31,
	2011	2010	2009
	(in thousands, except per share data)
Total number of shares repurchased	900	2,606	7,371
Dollar amount of shares repurchased	$199,666	210,259	324,335
Average price paid per share	$221.88	$80.67	$44.00
Range of price paid per share	$160.11 – 248.78	$60.23 – $126.01	$34.70 – $60.00

Under the current stock repurchase plan, announced on June 11, 2010, the Company is authorized to repurchase up to $300 million of its common stock through the end of 2012. As of December 31, 2011, $41.0 million of this authorization is remaining. The timing and actual number of shares repurchased is at management’s discretion and will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

Shares repurchased by the Company are accounted for when the transaction is settled. There were no unsettled share repurchases at December 31, 2011. Shares repurchased and retired are deducted from common stock for par value and from additional paid in capital for the excess over par value. If additional paid in capital has been exhausted, the excess over par value is deducted from retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares. During the year ended December 31, 2011, $40.9 million was deducted from retained earnings related to share repurchases.

In the fourth quarter of 2009, the Company determined that all shares held in treasury stock would be retired. Accordingly, these constructively retired shares were deducted from common stock for par value and from additional paid in capital for the excess over par value, until additional paid in capital was exhausted and then from retained earnings.

Preferred Stock

The Company has authorized 10,000,000 shares of undesignated preferred stock with par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 31, 2011 and 2010.

Voting Rights

The holders of each share of common stock shall be entitled to one vote per share on all matters to be voted upon by the Company’s stockholders.

Stock Option Plans

In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of December 31, 2011, 5,700,000 shares were reserved for future grants under the 2011 Stock Plan.

In February 2002, the Company adopted the 2002 Stock Plan, which was amended and restated in May 2006. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. As of December 31, 2011, 1,313,508 shares were reserved for future grants under the 2002 Stock Plan and the large majority will expire in the first quarter of 2012.

A summary of the activities related to the Company’s options is as follows:

	Shares Available for Grant	Options Outstanding		Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2008	3,192,515	5,365,016	18.81
Granted	(601,665)	601,665	41.65
Exercised	—	(1,724,110)	17.11
Canceled	1,133	(1,133)	12.69
Expired	(716)	—	—

Balances as of December 31, 2009	2,591,267	4,241,438	22.74
Granted	(552,765)	552,765	99.58
Exercised	—	(1,902,073)	24.75

Balances as of December 31, 2010	2,038,502	2,892,130	36.11
Authorized	5,700,000	—	—
Granted	(724,994)	724,994	154.09
Exercised	—	(659,370)	29.11

Balances as of December 31, 2011	7,013,508	2,957,754	66.59	6.28	84,482

Vested and exercisable at December 31, 2011		2,957,754	66.59	6.28	84,482

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2011, 2010 and 2009 was $128.1 million, $176.0 million and $44.7 million, respectively.

Cash received from option exercises for the years ended December 31, 2011, 2010 and 2009 was $19.6 million, $47.1 million and $29.5 million, respectively.

The following table summarizes information on outstanding and exercisable options as of December 31, 2011:

Options Outstanding and Exercisable
Exercise Price	Number of Options	Weighted-Average Remaining Contractual Life (Years)	Weighted-Average Exercise Price
$ 1.50 – $11.48	310,542	2.22	$8.08
$ 11.57 – $18.14	311,566	3.25	14.65
$ 19.34 – $23.48	302,259	5.10	21.52
$ 23.78 – $27.55	300,998	4.62	26.32
$ 28.13 – $34.75	304,110	5.40	30.91
$ 35.36 – $53.80	314,372	6.55	42.35
$ 58.23 – $75.00	308,609	9.07	67.04
$ 80.09 – $113.25	359,849	9.29	98.03
$134.91 – $237.19	298,455	9.09	196.19
$242.09 – $267.99	146,994	9.43	259.98

	2,957,754

Employee Stock Purchase Plan

In February 2002, the Company adopted the 2002 Employee Stock Purchase Plan (“ESPP”) under which employees purchased common stock of the Company through accumulated payroll deductions. The purchase price of the common stock acquired by the employees participating in the ESPP is 85% of the closing price on either the first day of the offering period or the last day of the purchase period, whichever was lower. Under the ESPP, the offering and purchase periods took place concurrently in consecutive six month increments. Therefore, the look-back for determining the purchase price was six months. Employees could invest up to 15% of their gross compensation through payroll deductions. In no event was an employee permitted to purchase more than 8,334 shares of common stock during any six-month purchase period.

As of December 31, 2011, there were 2,785,721 shares available for future issuance under the 2002 Employee Stock Purchase Plan. The Company’s ESPP was suspended in 2011 and there were no offerings in 2011.

During the years ended December 31, 2010 and 2009, employees purchased approximately 46,112 and 224,799 shares at average prices of $58.41 and $25.65 per share, respectively. Cash received from purchases under the ESPP for the years ended December 31, 2010 and 2009 was $2.7 million and $5.8 million, respectively.

Stock-Based Compensation

Vested stock options granted before June 30, 2004 can be exercised up to three months following termination of employment. Vested stock options granted after June 30, 2004 and before January 1, 2007 can be exercised up to one year following termination of employment. Vested stock options granted after January 2007 will remain exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model:

	Year Ended December 31,
	2011	2010	2009
Dividend yield	0%	0%	0%
Expected volatility	51% – 65%	46% – 54%	46% – 56%
Risk-free interest rate	2.05% – 3.42%	2.65% – 3.67%	2.60% – 3.62%
Suboptimal exercise factor	2.17 – 3.64	1.78 – 3.28	1.73 – 2.01

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected term for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted. The following table outlines the suboptimal exercise factor used and the resulting calculated expected term of the option grants:

	Year Ended December 31,
	2011	2010	2009
Executives:
Suboptimal exercise factor	3.39 – 3.64	2.15 – 3.28	1.87 – 2.01
Expected term of the option grants (in years)	8	6	4
Non-Executives:
Suboptimal exercise factor	2.17 – 2.26	1.78 – 2.09	1.73 – 1.76
Expected term of the option grants (in years)	5	4	3

The following table summarizes the assumptions used to value shares under the ESPP in 2010 and 2009, using the Black-Scholes option pricing model:

	Year Ended December 31,
	2010	2009
Dividend yield	0%	0%
Expected volatility	45%	42% – 55%
Risk-free interest rate	0.24%	0.16% –0.35%
Expected life (in years)	0.5	0.5

The Company estimates expected volatility based on a blend of historical volatility of the Company’s common stock and implied volatility of tradable forward call options to purchase shares of its common stock. The Company believes that implied volatility of publicly traded options in its common stock is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of its common stock. The Company includes historical volatility in its computation due to low trade volume of its tradable forward call options in certain periods, there by precluding sole reliance on implied volatility.

In valuing shares issued under the Company’s employee stock option plans, the Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the contractual term of the options. In valuing shares issued under the Company’s ESPP, the Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the expected term of the shares. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company does not use a post-vesting termination rate as options are fully vested upon grant date. The weighted-average fair value of employee stock options granted during 2011, 2010 and 2009 was $84.94, $49.31 and $17.79 per share, respectively. The weighted-average fair value of shares granted under the ESPP during 2010 and 2009 was $21.27 and $10.53 per share, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans and employee stock purchases which were allocated as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Fulfillment expenses	$1,500	$1,145	$380
Marketing	6,107	3,043	1,786
Technology and development	28,922	10,189	4,453
General and administrative	25,053	13,619	5,999

Stock-based compensation expense before income taxes	61,582	27,996	12,618
Income tax benefit	(22,847)	(11,161)	(5,017)

Total stock-based compensation after income taxes	$38,735	$16,835	$7,601

8.	Income Taxes

The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Current tax provision:
Federal	$123,406	$86,002	$55,104
State	28,657	21,803	14,900
Foreign	(70)	—	—

Total current	151,993	107,805	70,004
Deferred tax provision:
Federal	(14,008)	(1,615)	6,568
State	(4,589)	653	(240)

Total deferred	(18,597)	(962)	6,328

Provision for income taxes	$133,396	$106,843	$76,332

Income tax benefits attributable to the exercise of employee stock options at $45.5 million, $62.2 million and $12.4 million in 2011, 2010 and 2009, respectively, are recorded directly to additional paid-in-capital.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2011	2010	2009
	(in thousands)
Expected tax expense at U.S. federal statutory rate of 35%	$125,833	$93,694	$67,267
State income taxes, net of Federal income tax effect	15,042	15,349	10,350
R&D tax credit	(8,365)	(3,207)	(1,616)
Other	886	1,007	331

Provision for income taxes	$133,396	$106,843	$76,332

The tax effects of temporary differences and tax carryforwards that give rise to significant portions of the deferred tax assets are presented below:

	As of December 31,
	2011	2010
	(in thousands)
Deferred tax assets/(liabilities):
Accruals and reserves	$9,193	$1,764
Depreciation	(17,381)	(5,970)
Stock-based compensation	39,337	19,084
R&D credits	6,335	4,351
Other	844	461

Deferred tax assets	$38,328	$19,690

Deferred tax assets include $10.0 million and $2.2 million classified as “Other current assets” and $28.3 million and $17.5 million classified as “Other non-current assets” in the Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2011 and 2010, it was considered more likely than not that substantially all deferred tax assets would be realized, and no significant valuation allowance was recorded.

In December 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 were signed into law. One of the major components of this legislation is the reinstatement of the Federal R&D credit retroactively to January 1, 2010. As a result, the Company recorded a Federal R&D credit of approximately $1.8 million as a discrete item in the fourth quarter of 2010.

The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “Other non-current liabilities” in the Consolidated Balance Sheets. As of December 31, 2011, the total amount of gross unrecognized tax benefits was $28.1 million, of which $22.4 million, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balance as of December 31, 2009	$13,244
Increases related to tax positions taken during prior periods	1,150
Increases related to tax positions taken during the current period	6,283

Balance as of December 31, 2010	$20,677
Decreases related to tax positions taken during prior periods	(46)
Increases related to tax positions taken during the current period	10,739
Decreases related to expiration of statute of limitations	(3,237)

Balance as of December 31, 2011	$28,133

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2011, the total amount of gross interest and penalties accrued was $2.4 million, which is classified as “Other non-current liabilities” in the Consolidated Balance Sheet.

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

The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 60% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board of Directors. During 2011, 2010 and 2009, the Company’s matching contributions totaled $4.0 million, $2.8 million and $2.3 million, respectively.

10.	Segment Information

Effective in the fourth quarter of 2011, the Company has three operating segments: Domestic streaming, International streaming and Domestic DVD. Segment information is presented along the same lines that the Company’s chief operating decision maker reviews the operating results in assessing performance and allocating resources. The Company’s chief operating decision maker reviews revenue and contribution profit for each of the reportable segments. Contribution profit is defined as revenues less cost of revenues and marketing expenses. There are no internal revenue transactions between the Company’s reporting segments. In addition, the Company does not identify or allocate its assets by reportable segment and all of the Company’s long-lived tangible assets are held in the United States. The Domestic and International streaming segments derive revenue from monthly subscription services consisting solely of streaming content. The Domestic DVD segment derives revenue from monthly subscription services consisting solely of DVD-by-mail.

Between the fourth quarter of 2010 and the third quarter of 2011, the Company had two operating segments: Domestic and International. During this time, the Company’s domestic streaming content and DVD-by-mail operations were combined. Subscribers in the United States were able to receive both streaming content and DVDs under a single hybrid plan. Accordingly, revenues were generated and marketing expenses were incurred in connection with the subscription offerings as a whole. Therefore, it is impracticable to allocate revenues or marketing expenses or present discrete segment information for the Domestic streaming and Domestic DVD segments for periods prior to the fourth quarter of 2011.

In the third quarter of 2011, the Company made certain changes to its domestic pricing and plan structure which require subscribers who wish to receive both DVDs-by-mail and streaming content to have two separate subscription plans. Following this change, beginning in the fourth quarter of 2011, the Company was able to generate discrete financial information for its Domestic DVD and Domestic streaming operations and began reporting this information to the chief operating decision maker for review.

Prior to the fourth quarter of 2010, the Company had a single segment as international operations had not yet commenced.

The following table represents segment information for the fourth quarter of 2011:

	As of/Three Months ended December 31, 2011
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total subscriptions at end of period	21,671	1,858	11,165	—
Revenues	$476,334	$28,988	$370,253	$875,575
Cost of revenues and marketing expense	424,224	88,731	176,488	689,443

Contribution profit (loss)	$52,110	$(59,743)	$193,765	186,132

Other operating expenses				124,260

Operating income				61,872

Other income (expense)				(5,037)
Provision for income taxes				21,616

Net income				$35,219

The following tables represent the Company’s segment information for the years ended December 31, 2011 and 2010 based on the Company’s segment reporting prior to the fourth quarter of 2011:

	As of/Year ended December 31, 2011
	Domestic	International	Consolidated
	(in thousands)
Total unique subscribers at end of period	24,395	1,858	26,253
Revenues	$3,121,727	$82,850	$3,204,577
Cost of revenues and marketing expense	2,256,540	185,999	2,442,539

Contribution profit (loss)	$865,187	$(103,149)	762,038

Other operating expenses			385,970

Operating income			376,068

Other income (expense)			(16,546)
Provision for income taxes			133,396

Net income			$226,126

	As of/Year ended December 31, 2010
	Domestic	International	Consolidated
	(in thousands)
Total unique subscribers at end of period	19,501	509	20,010
Revenues	$2,159,008	$3,617	$2,162,625
Cost of revenues and marketing expense	1,635,459	15,735	1,651,194

Contribution profit (loss)	$523,549	$(12,118)	511,431

Other operating expenses			227,790

Operating income			283,641

Other income (expense)			(15,945)
Provision for income taxes			106,843

Net income			$160,853

11.	Subsequent Event

Subsequent to December 31, 2011, the Company engaged in mediation of a legal claim pending in the Northern District of California made in January 2011 related to the Company’s compliance with the Video Privacy Protection Act. This mediation resulted in a settlement of the matter which includes payment of $9.0 million, which is recognized in the Consolidated Statement of Operations for the year ended December 31, 2011, and is anticipated to be paid in 2012. The Company had previously evaluated this claim and determined it to be immaterial and that any potential loss was not probable. Accordingly, no amount had been accrued prior to the mediation and settlement.

12.	Selected Quarterly Financial Data (Unaudited)

	December 31	September 30	June 30	March 31
	(in thousands, except for per share data)
2011
Total revenues	$875,575	$821,839	$788,610	$718,553
Gross profit	300,420	285,222	298,632	280,402
Net income (1)	35,219	62,460	68,214	60,233
Net income per share:
Basic	$0.66	$1.19	$1.30	$1.14
Diluted	0.64	1.16	1.26	1.11
2010
Total revenues	$595,922	$553,219	$519,819	$493,665
Gross profit	205,132	208,750	204,885	186,503
Net income	47,095	37,967	43,519	32,272
Net income per share:
Basic	$0.90	$0.73	$0.83	$0.61
Diluted	0.87	0.70	0.80	0.59

(1)	Net income for the three months ended December 31, 2011 includes $9.0 million of expense related to a legal settlement and $9.5 million of expense related to termination benefits associated with the Company’s retraction of plans to separate and rebrand the DVD-by-mail service. An additional $1.8 million of expense related to these termination benefits is expected to be recognized in the first quarter of 2012. As of December 31, 2011, $4.9 million of the costs were included in “Accrued expenses” on the Consolidated Balance Sheet to be paid in the first quarter of 2012.

See Note 5 to the consolidated financial statements for further information regarding the legal settlement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated: February 10, 2012	By:	/S/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: February 10, 2012	By:	/S/ DAVID WELLS
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

Signature	Title	Date
/S/ REED HASTINGS	President, Chief Executive Officer and Director (principal executive officer)	February 10, 2012
Reed Hastings

/S/ DAVID WELLS	Chief Financial Officer (principal financial and accounting officer)	February 10, 2012
David Wells

/S/ RICHARD BARTON	Director	February 10, 2012
Richard Barton

/S/ TIMOTHY M. HALEY	Director	February 10, 2012
Timothy M. Haley

/S/ JAY C. HOAG	Director	February 10, 2012
Jay C. Hoag

Signature	Title	Date

/S/ ANN MATHER	Director	February 10, 2012
Ann Mather

/S/ CHARLES H. GIANCARLO	Director	February 10, 2012
Charles H. Giancarlo

/S/ A. GEORGE BATTLE	Director	February 10, 2012
A. George Battle

/S/ LESLIE J. KILGORE	Director	February 10, 2012
Leslie J. Kilgore

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

4.3	Indenture, dated November 28, 2011, among Netflix, Inc. and Wells Fargo Bank, National Association, relating to the Zero Coupon Senior Convertible Notes due 2018.	8-K	000-49802	4.1	November 28, 2011

4.4	Registration Rights Agreement dated November 28, 2011, by and among Netflix, Inc., TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P.	8-K	000-49802	10.1	November 28, 2011

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.2	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 7, 2009

23.1	Consent of Independent Registered Public Accounting Firm					X

24	Power of Attorney (see signature page)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101

The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the SEC on February 10, 2012, formatted in XBRL includes: (i) Consolidated Balance Sheets as of December 31, 2011 and 2010, (ii) Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009, (iii) Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009, (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009 and (v) the Notes to Consolidated Financial Statements.

X

*	These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan