Form 10-Q
period 2012-03-31
NETFLIX INC
filed 2012-04-27
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2012, there were 55,515,631 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2012	March 31, 2011
Revenues	$869,791	$718,553
Cost of revenues:
Subscription	564,015	376,992
Fulfillment expenses	59,918	61,159
Total cost of revenues	623,933	438,151
Gross profit	245,858	280,402
Operating expenses:
Marketing	135,900	104,259
Technology and development	82,801	50,905
General and administrative	29,092	22,998
Total operating expenses	247,793	178,162
Operating income (loss)	(1,935)	102,240
Other income (expense):
Interest expense	(4,974)	(4,865)
Interest and other income (expense)	(116)	865
Income (loss) before income taxes	(7,025)	98,240
Provision (benefit) for income taxes	(2,441)	38,007
Net income (loss)	$(4,584)	$60,233
Net income (loss) per share:
Basic	$(0.08)	$1.14
Diluted	$(0.08)	$1.11
Weighted average common shares outstanding:
Basic	55,456	52,759
Diluted	55,456	54,246
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Net income (loss)	$(4,584)	$60,233
Other comprehensive income (loss):
Foreign currency translation adjustments	811	—
Unrealized gains (losses) on available-for-sale securities	98	(262)
Other comprehensive income (loss) before tax	909	(262)
Income tax benefit (expense) related to items of other comprehensive income	(38)	102
Other comprehensive income (loss), net of tax	871	(160)
Comprehensive income (loss)	$(3,713)	$60,073

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(unaudited)
(in thousands, except share and par value data)

	As of
	March 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$395,992	$508,053
Short-term investments	408,534	289,758
Current content library, net	1,155,443	919,709
Prepaid content	53,013	56,007
Other current assets	45,759	57,330
Total current assets	2,058,741	1,830,857
Non-current content library, net	1,226,274	1,046,934
Property and equipment, net	128,197	136,353
Other non-current assets	67,247	55,052
Total assets	$3,480,459	$3,069,196
Liabilities and Stockholders’ Equity
Current liabilities:
Content liabilities	$1,163,839	$935,036
Accounts payable	83,119	86,992
Accrued expenses	49,106	54,231
Deferred revenue	150,602	148,796
Total current liabilities	1,446,666	1,225,055
Long-term debt	200,000	200,000
Long-term debt due to related party	200,000	200,000
Non-current content liabilities	908,188	739,628
Other non-current liabilities	62,203	61,703
Total liabilities	2,817,057	2,426,386
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at March 31, 2012 and December 31, 2011; 55,515,631 and 55,398,615 issued and outstanding at March 31, 2012 and December 31, 2011, respectively	55	55
Additional paid-in capital	243,424	219,119
Accumulated other comprehensive income, net	1,577	706
Retained earnings	418,346	422,930
Total stockholders’ equity	663,402	642,810
Total liabilities and stockholders’ equity	$3,480,459	$3,069,196
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2012	March 31, 2011
Cash flows from operating activities:
Net income (loss)	$(4,584)	$60,233
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Additions to streaming content library	(764,893)	(192,307)
Change in streaming content liabilities	397,553	84,048
Amortization of streaming content library	339,736	85,937
Amortization of DVD content library	20,046	26,990
Depreciation and amortization of property, equipment and intangibles	11,331	9,826
Stock-based compensation expense	19,332	12,264
Excess tax benefits from stock-based compensation	(3,755)	(15,654)
Other non-cash items	(1,519)	(925)
Deferred taxes	(10,843)	(4,982)
Changes in operating assets and liabilities:
Prepaid content	2,994	(12,380)
Other current assets	11,741	9,498
Accounts payable	(1,756)	15,232
Accrued expenses	1,783	20,293
Deferred revenue	1,806	15,862
Other non-current assets and liabilities	137	2,388
Net cash provided by operating activities	19,109	116,323
Cash flows from investing activities:
Acquisitions of DVD content library	(13,528)	(22,119)
Purchases of short-term investments	(299,467)	(52,266)
Proceeds from sale of short-term investments	172,335	14,961
Proceeds from maturities of short-term investments	8,275	650
Purchases of property and equipment	(4,766)	(16,320)
Other assets	1,334	1,419
Net cash used in investing activities	(135,817)	(73,675)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	1,224	6,762
Financing costs	(388)	—
Repurchases of common stock	—	(108,643)
Excess tax benefits from stock-based compensation	3,755	15,654
Principal payments of lease financing obligations	(559)	(501)
Net cash provided by (used in) financing activities	4,032	(86,728)
Effect of exchange rate changes on cash and cash equivalents	615	—
Net decrease in cash and cash equivalents	(112,061)	(44,080)
Cash and cash equivalents, beginning of period	508,053	194,499
Cash and cash equivalents, end of period	$395,992	$150,419
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2012. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the amortization policy of the Company’s content library; the valuation of stock-based compensation; and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. The actual results experienced by the Company may differ from management’s estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Interim results are not necessarily indicative of the results for a full year.
The Company is organized into three operating segments: Domestic streaming, International streaming and Domestic DVD. Substantially all of the Company’s revenues are generated in the U.S., and substantially all of the Company’s long-lived tangible assets are held in the U.S. The Company’s revenues are derived from monthly subscription fees.
Certain prior period amounts have been reclassified to conform to current period presentation. These reclassifications did not impact total assets, total liabilities, stockholders’ equity, results of operations or cash flows.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

2. Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted net income (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the period. Potential common shares consist of shares issuable upon the assumed conversion of the Company’s Senior Convertible Notes and incremental shares issuable upon the assumed exercise of stock options. The computation of net income (loss) per share is as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands, except per share data)
Basic earnings per share:
Net income (loss)	$(4,584)	$60,233
Shares used in computation:
Weighted-average common shares outstanding	55,456	52,759
Basic earnings per share	$(0.08)	$1.14

Diluted earnings per share:
Net income (loss)	$(4,584)	$60,233
Shares used in computation:
Weighted-average common shares outstanding	55,456	52,759
Employee stock options	—	1,487
Weighted-average number of shares	55,456	54,246
Diluted earnings per share	$(0.08)	$1.11

For the three months ended March 31, 2012, 2.3 million shares issuable upon the assumed conversion of the Company's Senior Convertible Notes and 1.8 million incremental shares issuable upon the assumed exercise of stock options are not included in the calculation of diluted earnings per share, as their inclusion would have been anti-dilutive.

For the three months ended March 31, 2011, employee stock options with exercise prices greater than the average market price of the common stock during the period were excluded from the diluted calculation of earnings per share, as their inclusion would have been anti-dilutive. The number of options excluded for the three months ended March 31, 2011 was 26,864.

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

	As of
	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$394,726	$—	$—	$394,726
Level 1 securities (1):
Money market funds	6,134	—	—	6,134
Level 2 securities (3):
Corporate debt securities	104,998	769	(65)	105,702
Government and agency securities	253,897	417	(147)	254,167
Asset and mortgage-backed securities	48,452	228	(15)	48,665
	$808,207	$1,414	$(227)	$809,394
Less: Long-term restricted cash (1)				(4,868)
Total cash, cash equivalents and short-term investments				$804,526

	As of
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$388,941	$—	$—	$388,941
Level 1 securities (2):
Money market funds	123,608	—	—	123,608
Level 2 securities (3):
Corporate debt securities	112,264	603	(214)	112,653
Government and agency securities	175,464	694	(56)	176,102
Asset and mortgage-backed securities	941	62	—	1,003
	$801,218	$1,359	$(270)	$802,307
Less: Long-term restricted cash (2)				(4,496)
Total cash, cash equivalents and short-term investments				$797,811

(1)	Includes $1.2 million classified in cash and cash equivalents and $4.9 million classified in other non-current assets.

(2)	Includes $119.1 million classified in cash and cash equivalents and $4.5 million classified in other current assets and non-current assets.

(3)	Included in short-term investments.

Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of available-for-sale securities and cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of available-for-sale securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. The Company's procedures include controls to ensure that appropriate fair values are recorded, such as comparing prices obtained from multiple independent sources. See Note 5 to the consolidated financial statements for further information regarding the fair value of the Company’s Senior Convertible Notes and Senior Notes.

Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at March 31, 2012. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three months ended March 31, 2012 and 2011. In addition, there were no material gross realized gains or losses in the three months ended March 31, 2012 and 2011.
The estimated fair value of short-term investments by contractual maturity as of March 31, 2012 is as follows:

(in thousands)
Due within one year	$48,650
Due after one year and through 5 years	329,494
Due after 5 years and through 10 years	10,191
Due after 10 years	20,199
Total short-term investments	$408,534

4. Balance Sheet Components
Content Library
Content library consisted of the following:

	As of
	March 31, 2012			December 31, 2011
	Streaming	DVD	Total	Streaming	DVD	Total
	(in thousands)
Total content library, gross	$3,166,320	$580,507	$3,746,827	$2,552,284	$599,155	$3,151,439
Accumulated amortization	(821,149)	(543,961)	(1,365,110)	(632,270)	(552,526)	(1,184,796)
Total content library, net	2,345,171	36,546	2,381,717	1,920,014	46,629	1,966,643
Current content library, net	1,155,443	—	1,155,443	919,709	—	919,709
Non-current content library, net	$1,189,728	$36,546	$1,226,274	$1,000,305	$46,629	$1,046,934

Content Liabilities
Content liabilities consisted of the following:

	As of
	March 31, 2012			December 31, 2011
	Streaming	DVD	Total	Streaming	DVD	Total
	(in thousands)
Content liabilities	$1,144,789	$19,050	$1,163,839	$915,796	$19,240	$935,036
Non-current content liabilities	908,188	—	908,188	739,628	—	739,628
Total content liabilities	$2,052,977	$19,050	$2,072,027	$1,655,424	$19,240	$1,674,664

The Company typically enters into multi-year licenses with studios and other distributors that may result in an increase in the content library and a corresponding increase in current and non-current content liabilities. The payment terms for these license fees may extend over the term of the license agreement, which typically ranges from six months to five years. As of March 31, 2012, total content liabilities increased $397.4 million, over December 31, 2011, as compared to an increase in total content library, net, of $415.1 million.
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

		As of
		March 31, 2012	December 31, 2011
		(in thousands)
Computer equipment	3 years	$65,771	$67,090
Operations and other equipment	5 years	100,307	100,306
Software, including internal-use software	3 years	36,313	35,356
Furniture and fixtures	3 years	17,509	17,310
Buildings	30 years	40,681	40,681
Leasehold improvements	Over life of lease	45,237	44,473
Capital work-in-progress		466	822
Property and equipment, gross		306,284	306,038
Less: Accumulated depreciation		(178,087)	(169,685)
Property and equipment, net		$128,197	$136,353

5. Long-term Debt
Senior Convertible Notes

As of March 31, 2012, the Company had outstanding $200.0 million aggregate principal amount of zero coupon senior convertible notes due on December 1, 2018 (the “Convertible Notes”). The Convertible Notes were issued in a private placement offering to TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P. A general partner of these funds also serves on the Company’s board of directors, and as such, the issuance of the notes was considered a related party transaction. At any time following May 28, 2012, the Company may elect to cause the conversion of the Convertible Notes into shares of the Company’s common stock when specified conditions are satisfied, including that the daily volume weighted average price of the Company’s common stock is equal or greater than $111.54 for at least 50 trading days during a 65 trading day period prior to the conversion date. The Convertible Notes include, among other terms and conditions, limitations on the Company’s ability to pay cash dividends or to repurchase shares of its common stock, subject to specified exceptions. At March 31, 2012 and December 31, 2011, the Company was in compliance with these covenants.
Based on quoted market prices of the Company’s publicly traded debt, the fair value of the Convertible Notes as of March 31, 2012 and December 31, 2011 was approximately $218.0 million and $206.5 million, respectively.
Senior Notes
As of March 31, 2012, the Company also had outstanding $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (the “8.50% Notes”). Interest on the 8.50% Notes is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year.
The 8.50% Notes include, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends, make distributions, or purchase or redeem the Company’s equity interests (each subject to specified exceptions). At March 31, 2012 and December 31, 2011, the Company was in compliance with these covenants.
Based on quoted market prices, the fair value of the 8.50% Notes as of March 31, 2012 and December 31, 2011 was approximately $218.0 million and $206.5 million, respectively.

6. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of March 31, 2012, 5.5 million shares were reserved for future grants under the 2011 Stock Plan.
In February 2002, the Company adopted the 2002 Stock Plan, which was amended and restated in May 2006. The 2002 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. In the first quarter of 2012, 1.2 million shares reserved for future grants under the 2002 Stock Plan expired.
A summary of the activity related to the Company’s stock option plans during the three months ended March 31, 2012 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances as of December 31, 2011	7,013,508	2,957,754	$66.59
Granted	(347,367)	347,367	97.75
Exercised	—	(117,016)	10.47
Canceled	48	(48)	35.95
Expired	(1,160,721)	—	—
Balances as of March 31, 2012	5,505,468	3,188,057	72.04	6.61	$183,361
Vested and exercisable at March 31, 2012		3,188,057	72.04	6.61	$183,361

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended March 31, 2012 and 2011 was $11.7 million and $44.1 million, respectively.

Cash received from option exercises for the three months ended March 31, 2012 and 2011 was $1.2 million and $6.8 million, respectively.
Stock Option Expense

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

	Three Months Ended
	March 31, 2012	March 31, 2011
Dividend yield	—%	—%
Expected volatility	65%	52%
Risk-free interest rate	1.97%	3.42%
Suboptimal exercise factor	2.26 - 3.65	2.17 – 3.39

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected term for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted.

The weighted-average fair value of employee stock options granted during the three months ended March 31, 2012 and 2011 was $55.65 and $109.21 per share, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans which was allocated as follows:

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Fulfillment expenses	$67	$560
Marketing	1,404	1,249
Technology and development	10,600	5,292
General and administrative	7,261	5,163
Stock-based compensation expense before income taxes	19,332	12,264
Income tax benefit	(6,708)	(4,744)
Stock-based compensation after income taxes	$12,624	$7,520

Stock Repurchases

Under the Company’s current stock repurchase plan, announced on June 11, 2010, the Company is authorized to repurchase up to $300.0 million of its common stock through the end of 2012. During the three months ended March 31, 2012, the Company did not repurchase stock. As of March 31, 2012, $41.0 million of this authorization remained. The timing and actual number of shares repurchased is at management’s discretion and will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

7. Income Taxes

The effective tax (benefit) rates for the three months ended March 31, 2012 and 2011 were (34.7)% and 38.7%, respectively. As of December 31, 2011, the Company had $28.1 million of gross unrecognized tax benefits. During the three months ended March 31, 2012, the Company had an increase in gross unrecognized tax benefits of approximately $1.4 million. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $23.3 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as “Other non-current liabilities” on the Consolidated Balance Sheets.

The Company includes interest and penalties related to unrecognized tax benefits within the "Provision (benefit) for income taxes" on the Consolidated Statements of Operations. As of March 31, 2012, the total amount of gross interest and penalties accrued was $2.6 million, and is classified as “Other non-current liabilities” on the Consolidated Balance Sheet.
Deferred tax assets include $9.8 million and $10.0 million classified as “Other current assets” and $39.3 million and $28.3 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of March 31, 2012 and December 31, 2011, it was considered more likely than not that substantially all deferred tax assets would be realized, and no significant valuation allowance was recorded.
Income tax benefits attributable to the exercise of employee stock options of $3.7 million and $15.1 million, during the three months ended March 31, 2012 and 2011, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets.

The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2008 and 2009, and the year 2010 remains subject to examination by the IRS.  The Company is currently under examination by the state of California for the years 2006 and 2007. The years 1997 through 2005, as well as 2008 through 2010, remain subject to examination by the state of California.
Given the potential outcome of the current examinations, as well as the impact of the current examination on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, at this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

8. Commitments and Contingencies

Streaming Content
The Company had $3.68 billion and $3.91 billion of obligations at March 31, 2012 and December 31, 2011, respectively, including agreements to acquire and license streaming content that represent long-term liabilities or that are not reflected on the Consolidated Balance Sheets because they do not meet content library asset recognition criteria. The license agreements do not meet content library asset recognition criteria because either the fee is not known or reasonably determinable for a specific title or it is known but the title is not yet available for streaming to subscribers. For those agreements with variable terms, the Company does not estimate what the total obligation may be beyond any minimum quantities and/or pricing as of the reporting date. For those agreements that include renewal provisions that are solely at the option of the content provider, the Company includes the commitments associated with the renewal period to the extent such commitments are fixed or a minimum amount is specified.

The expected timing of payments as of March 31, 2012 for these obligations is as follows:

(in thousands)
Less than one year	$729,628
Due after one year and through 3 years	2,374,734
Due after 3 years and through 5 years	505,553
Due after 5 years	74,155
Total streaming content obligations	$3,684,070
The Company has entered into certain license agreements that include an unspecified or a maximum number of titles that the Company may or may not receive in the future and/or that include pricing contingent upon certain variables, such as theatrical exhibition receipts for the title. As of the reporting date, it is unknown whether the Company will receive access to these titles or what the ultimate price per title will be. Accordingly, such amounts are not reflected in the commitments described above. However such amounts are expected to be significant and the expected timing of payments could range from less than one year to more than five years.
In addition to the streaming content obligations above, the Company has licenses with certain performing rights organizations (“PRO”), and is currently involved in negotiations with other PROs, that hold certain rights to musical compositions used in connection with streaming content. For the latter, the Company accrues for estimated royalties that are due to PROs and adjusts these accruals based on any changes in estimates. While the Company anticipates finalizing these negotiations, the outcome of these negotiations is uncertain. The results of any negotiation may be materially different from management’s estimates.
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
On January 13, 2012, the first of three purported shareholder class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Two additional purported shareholder class action lawsuits were filed in the same court on January 27, 2012 and February 29, 2012, respectively, alleging substantially similar claims. Two of the three purported shareholder class action lawsuits have since been consolidated, and the Company anticipates consolidation of the third as well as the selection of a lead plaintiff. The purported class action lawsuits allege, among other things, that the Company issued materially false and misleading statements regarding the Company’s business practices and its contracts with content providers, which led to artificially inflated stock prices. The purported class action lawsuits also allege violations of the federal securities laws, and seek unspecified compensatory damages and other relief. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On November 23, 2011, the first of five purported shareholder derivative suits was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its officers and directors. Four additional purported shareholder derivative suits have subsequently been filed: one on February 9, 2012 in the Superior Court of California, Santa Clara County; and three in the United States District Court for the Northern District of California on February 13, 2012, February 24, 2012 and April 2, 2012. The purported shareholder derivative lawsuits allege, among other things, that the Company’s officers and directors breached their fiduciary duties, wasted valuable corporate assets, and were unjustly enriched as a result of causing the Company to buy back stock at artificially inflated prices to the detriment of the Company and its shareholders. Additionally, certain of the purported shareholder derivative lawsuits contain allegations similar to those set forth in the purported shareholder class action suits regarding false and misleading statements surrounding the Company’s business practices and its contracts with content providers. The purported shareholder derivative lawsuits seek unspecified compensatory damages and other relief. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
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

9. Segment Information
Effective in the fourth quarter of 2011, the Company has three operating segments: Domestic streaming, International streaming and Domestic DVD. Segment information is presented along the same lines that the Company’s chief operating decision maker reviews the operating results in assessing performance and allocating resources. The Company’s chief operating decision maker reviews revenue and contribution profit (loss) for each of the reportable segments. Contribution profit (loss) is defined as revenues less cost of revenues and marketing expenses. There are no internal revenue transactions between the Company’s reporting segments. The Company's chief operating decision maker does not review an allocation of assets by reportable segment. The Domestic and International streaming segments derive revenue from monthly subscription services consisting solely of streaming content. The Domestic DVD segment derives revenue from monthly subscription services consisting solely of DVDs-by-mail.

Between the fourth quarter of 2010 and the third quarter of 2011, the Company had two operating segments: Domestic and International. During this time, the Company’s domestic streaming service and DVDs-by-mail operations were combined. Subscribers in the U.S. were able to receive both streaming services and DVDs under a single hybrid plan. Accordingly, revenues were generated and marketing expenses were incurred in connection with the subscription offerings as a whole. Therefore, it is impracticable to allocate revenues or marketing expenses or present discrete segment information for the Domestic streaming and Domestic DVD segments for periods prior to the fourth quarter of 2011.
In the third quarter of 2011, the Company made certain changes to its domestic pricing and plan structure which require subscribers who wish to receive both streaming services and DVDs-by-mail to have two separate subscription plans. Following this change, beginning in the fourth quarter of 2011, the Company was able to generate discrete financial information for its Domestic streaming and Domestic DVD operations and began reporting this information to the chief operating decision maker for review.
 The following table represents segment information for the first quarter of 2012:

	As of/Three Months ended March 31, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total subscriptions at end of period	23,410	3,065	10,089	—
Revenues	$506,665	$43,425	$319,701	$869,791
Cost of revenues and marketing expense	440,157	146,108	173,568	759,833
Contribution profit (loss)	$66,508	$(102,683)	$146,133	$109,958
Other operating expenses				111,893
Operating loss				(1,935)
Other income (expense)				(5,090)
Benefit for income taxes				(2,441)
Net loss				$(4,584)
The following tables represent the Company’s segment information for the first quarter ended March 31, 2011 based on the Company’s segment reporting prior to the fourth quarter of 2011:

	As of/Three Months ended March 31, 2011
	Domestic	International	Consolidated
	(in thousands)
Total unique subscribers at end of period (1)	22,797	803	23,600
Revenues	$706,274	$12,279	$718,553
Cost of revenues and marketing expense	519,389	23,021	542,410
Contribution profit (loss)	$186,885	$(10,742)	$176,143
Other operating expenses			73,903
Operating income			102,240
Other income (expense)			(4,000)
Provision for income taxes			38,007
Net income			$60,233

(1) For purposes of determining the number of unique subscribers, domestic subscribers who have elected both a DVD and a streaming subscription plan are considered a single unique subscriber.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy, net subscriber additions, contribution margins, both domestically and internationally, international expansion, DVD and streaming subscriber trends, consolidated revenues, profitability, content payments and expense, free cash flow, deferred tax assets, stock repurchases and future contractual obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 10, 2012, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

Overview

We are the world’s leading Internet subscription service for enjoying TV shows and movies. Our subscribers can instantly watch as many TV shows and movies as they want, streamed over the Internet to their TVs, computers and mobile devices. Additionally, in the U.S., our subscribers can receive standard definition DVDs, and their high definition successor, Blu-ray discs (collectively referred to as “DVD”), delivered quickly to their homes.

Our core strategy is to grow our streaming subscription business domestically and globally. We are continuously improving the customer experience, with a focus on expanding our streaming content, enhancing our user interface and extending our streaming service to even more Internet-connected devices, while staying within the parameters of our consolidated net income (loss) and operating segment contribution profit (loss) targets. Contribution profit (loss) is defined as revenue less cost of revenues and marketing expenses.

We are a pioneer in the Internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem of Internet-connected devices and have licensed increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their TV’s, computers and mobile devices. As a result of these efforts, we have experienced growing consumer acceptance of and interest in the delivery of TV shows and movies directly over the Internet. We believe that the DVD portion of our domestic service will be a fading differentiator to our streaming success. Historically, our acquisition of new subscriptions has been seasonal with the first and fourth quarters representing our strongest net subscription additions and our second quarter representing the lowest net subscription additions in a calendar year.

Prior to July 2011, in the U.S., our streaming and DVDs-by-mail operations were combined and subscribers could receive both streaming content and DVDs under a single “hybrid” plan. In July 2011, we introduced DVD only plans and separated the combined plans, making it necessary for subscribers who wish to receive both streaming services and DVDs-by-mail to have two separate subscription plans. This resulted in a price increase for our members who were taking a hybrid plan. We made a subsequent announcement during the third quarter of 2011 concerning the rebranding of our DVDs-by-mail service and the separation of the DVDs-by-mail and streaming websites. The consumer reaction to the price change, and to a lesser degree, the branding announcement, was very negative leading to significant customer cancellations. We subsequently retracted our plans to rebrand our DVDs-by-mail service and separate the DVDs-by-mail and streaming websites.

In September 2010, we began international operations by offering our streaming service in Canada. In September 2011, we expanded our streaming service to Latin America and the Caribbean. In January 2012, we launched our streaming service in the United Kingdom ("U.K.") and Ireland. We anticipate significant contribution losses in the International streaming segment in 2012. In April 2012, we announced that we anticipated expanding our International operations to another market in the fourth quarter of 2012.

As a result of the changes to our pricing and plan structure, we no longer offer a single subscription plan including both DVDs-by-mail and streaming in the U.S. Domestic subscribers who wish to receive DVDs-by-mail and watch streaming content must elect both a DVDs-by-mail subscription plan and a streaming subscription plan. Accordingly, beginning with the third quarter of 2011, management views the number of paid subscriptions as the key driver of revenues. The following metrics reflect these changes.

	As of /Three Months Ended,
	March 31, 2012	December 31, 2011	March 31, 2011
	(in thousands)
Domestic streaming:
Net additions	1,739	223
Paid subscriptions at end of period	22,022	20,153
Total subscriptions at end of period	23,410	21,671
International streaming:
Net additions	1,207	378	294
Paid subscriptions at end of period	2,409	1,447	674
Total subscriptions at end of period	3,065	1,858	803
Domestic DVD:
Net losses	(1,076)	(2,763)
Paid subscriptions at end of period	9,958	11,039
Total subscriptions at end of period	10,089	11,165
Total domestic:
Net unique subscriber additions during period (1)	1,679	606	3,296
Total domestic unique subscribers at end of period (1)	26,074	24,395	22,797
Consolidated:
Net unique subscriber additions during period (1)	2,886	984	3,590
Paid unique subscribers at end of period (1)	27,083	24,305	22,079
Total unique subscribers at end of period (1)	29,139	26,253	23,600

(1)	For purposes of determining the number of unique subscribers, domestic subscribers who have elected both a DVD and a streaming subscription plan are considered a single unique subscriber.
The following represents our consolidated performance highlights:

	Three Months Ended			Change
	March 31, 2012	December 31, 2011	March 31, 2011	Q1’12 vs. Q4’11	Q1’12 vs. Q1’11
	(in thousands, except per share data)
Revenues	$869,791	$875,575	$718,553	(0.7)%	21.0%
Operating income (loss)	(1,935)	61,872	102,240	(103.1)%	(101.9)%
Net income (loss)	(4,584)	35,219	60,233	(113.0)%	(107.6)%
Net income (loss) per share—diluted	(0.08)	0.64	1.11	(112.5)%	(107.2)%
Free cash flow (2)	2,149	33,921	79,303	(93.7)%	(97.3)%

(2)	See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “net cash provided by operating activities” to “free cash flow.”
Domestic streaming subscriptions increased 8% from December 31, 2011 to March 31, 2012. Net subscription additions are expected to be seasonally low in the second quarter of 2012, increasing in the third and fourth quarters. Our contribution margin for the Domestic streaming segment was 13.1% for the first quarter of 2012, up from 10.9% in the fourth quarter of 2011, and we expect further contribution margin expansion.
International streaming subscriptions increased 65% from December 31, 2011 to March 31, 2012 and account for 12% of total streaming subscriptions at the end of the first quarter. In the first quarter of 2012, our International streaming segment reported a contribution loss of $102.7 million. The $42.9 million increase in the contribution loss as compared to the fourth quarter of 2011 is primarily due to our expansion to the U.K. and Ireland in January 2012. We expect a continued contribution loss in our International streaming segment as we launch additional international markets, the next of which is planned for the fourth quarter of 2012.
DVD subscriptions decreased 10% from December 31, 2011 to March 31, 2012, due to cancellations during the quarter. We expect continued decreases in the number of DVD subscriptions which will offset the growth in domestic and consolidated revenues expected from streaming subscription increases. Domestic DVD contribution margins are expected to be relatively flat in coming quarters.
Consolidated revenues for the first quarter of 2012 were flat as compared to the fourth quarter of 2011 and consolidated net income (loss) decreased by 113.0% to a consolidated net loss of $4.6 million. We expect consolidated revenues to increase at a modest pace sequentially in future quarters driven by the growth in global streaming subscriptions and partially offset by a decline in domestic DVD. We believe that the consolidated net loss will decline in the second quarter of 2012 and we may be at or near consolidated net income. Future investments in new international markets, such as that which we have planned to launch in the fourth quarter of 2012, may result in future consolidated net losses.
Free cash flow for the three months ended March 31, 2012 decreased as compared to the three months ended December 31, 2011 to $2.1 million. Free cash flow was $6.7 million higher than the net loss of $4.6 million, primarily due to non-cash expenses related to stock-based compensation, depreciation expense associated with our property and equipment, and accrued interest expense for our 8.50% Notes, partially offset by differences between the cash payments for taxes and the benefit for income tax and the excess streaming and DVD content payments over expense. The excess streaming and DVD content payments over expense will continue to fluctuate over time based on new content licenses domestically and internationally and in particular may increase as a result of higher up-front cash requirements for original content. We expect that free cash flow in future periods will be negatively impacted by investments in new international markets and the cash requirements for original content and that we may use cash in 2012.

Results of Operations
The following table sets forth, for the periods presented, the line items on our Consolidated Statements of Operations as a percentage of total revenues. The information contained in the table below should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the entirety of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Revenues	100.0%	100.0%	100.0%
Cost of revenues:
Subscription	64.8%	58.6%	52.5%
Fulfillment expenses	6.9%	7.1%	8.5%
Total cost of revenues	71.7%	65.7%	61.0%
Operating expenses:
Marketing	15.6%	13.1%	14.5%
Technology and development	9.5%	9.2%	7.1%
General and administrative	3.4%	3.9%	3.2%
Legal settlement	—%	1.0%	—%
Total operating expenses	28.5%	27.2%	24.8%
Operating income (loss)	(0.2)%	7.1%	14.2%
Other income (expense):
Interest expense	(0.6)%	(0.6)%	(0.7)%
Interest and other income (expense)	—%	—%	0.2%
Income (loss) before income taxes	(0.8)%	6.5%	13.7%
Provision (benefit) for income taxes	(0.3)%	2.5%	5.3%
Net income (loss)	(0.5)%	4.0%	8.4%

Revenues
We derive our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We currently generate substantially all of our revenues in the U.S.
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
In July 2011, in the U.S., we introduced DVD only plans and separated DVDs-by-mail and streaming making it necessary for subscribers who opt to receive both DVDs-by-mail and streaming to have two separate subscription plans. As subscribers were able to receive both streaming and DVDs-by-mail under a single hybrid plan prior to the fourth quarter of 2011, it is impracticable to allocate revenues to the Domestic streaming and Domestic DVD segments prior to the fourth quarter of 2011.
In the International streaming segment, we derive revenues from services consisting solely of streaming content offered through a subscription plan priced at approximately the equivalent of USD7.99 per month. In September 2010, we began international operations in Canada. We expanded to Latin America and the Caribbean in September 2011 and the U.K. and Ireland in January 2012.

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011 (1)

	Three Months Ended		Change
	March 31, 2012	March 31, 2011	Q1’12 vs. Q1’11
	(in thousands, except percentages)
Revenues	$869,791	$718,553	21.0%
Domestic	826,366	706,274	17.0%
International	43,425	12,279	253.7%
(1) Presented using the Company's segment reporting prior to the fourth quarter of 2011.
The $151.2 million increase in our consolidated revenues was due to the $120.1 million increase in domestic revenues and a $31.1 million increase in international revenues. Domestic revenues increased 17.0% as a result of the 20.8% growth in the domestic average number of unique paying subscribers driven by new streaming subscriptions. This increase was offset in part by a 3.2% decline in domestic average monthly revenue per unique paying subscriber, resulting from the popularity of the streaming subscription and a decline in the percentage of unique paying subscribers electing both a streaming and a DVD subscription. During the three months ended March 31, 2012, 87.8% of our new gross domestic unique subscribers chose only a streaming subscription compared to 54.4% in the three months ended March 31, 2011. As of March 31, 2012, only 28.5% of our domestic unique subscribers had both a streaming and DVD subscription compared to 81.4% as of March 31, 2011.
International revenues increased by $31.1 million primarily due to our launch in Latin America and the Caribbean in September 2011 and our launch in the U.K. and Ireland in January 2012.
Three months ended March 31, 2012 as compared to the three months ended December 31, 2011

	Three Months Ended		Change
	March 31, 2012	December 31, 2011	Q1’12 vs. Q4’11
	(in thousands, except percentages)
Revenues	$869,791	$875,575	(0.7)%
Domestic streaming	506,665	476,334	6.4%
International streaming	43,425	28,988	49.8%
Domestic DVD	319,701	370,253	(13.7)%
The $5.8 million decrease in our consolidated revenues was primarily a result of the 15.5% decrease in the number of average paying DVD subscriptions offset by a 58.3% increase in the average number of paying international subscriptions coupled with a 3.7% increase in the average number of paying domestic streaming subscriptions.
We expect the streaming subscription plans offered both domestically and internationally to continue to grow as a percentage of our total paid subscriber base. We expect that as a result of the increase in streaming subscription plans both domestically and internationally partially offset by declines in DVD subscriptions, consolidated revenues will increase at a modest pace sequentially in future quarters.

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

Content delivery expenses consist of the postage costs to mail DVDs to and from our paying subscribers, the packaging and label costs for the mailers and all costs associated with delivering streaming content over the Internet. We utilize third-party content delivery networks to help us efficiently stream content in high volume to our subscribers over the Internet.

Fulfillment expenses represent those expenses incurred in content processing including operating and staffing our shipping centers as well as receiving, encoding, inspecting and warehousing our content library. Fulfillment expenses also include operating and staffing our customer service centers and credit card fees.

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

	Three Months Ended		Change
	March 31, 2012	March 31, 2011	Q1’12 vs. Q1’11
	(in thousands, except percentages)
Total cost of revenues	$623,933	$438,151	42.4%
As a percentage of revenues	71.7%	61.0%

The $185.8 million increase in cost of revenues was primarily due to the following factors:

•
Content acquisition and licensing expenses increased by $234.6 million. This increase was primarily attributable to continued investments in existing and new streaming content available for viewing to our domestic subscribers. The increase is also partially attributable to an increase in streaming content titles available in our International locations.

•
Content delivery expenses decreased $47.5 million primarily due to a 41.8% decrease in the number of DVDs mailed for paid subscriptions. The decrease in DVD delivery expenses was partially offset by an increase in costs associated with our use of third-party delivery networks resulting from an increase in the total number of hours of streaming content viewed by our subscribers.

Three months ended March 31, 2012 as compared to the three months ended December 31, 2011

	Three Months Ended		Change
	March 31, 2012	December 31, 2011	Q1’12 vs. Q4’11
	(in thousands, except percentages)
Total cost of revenues	$623,933	$575,155	8.5%
As a percentage of revenues	71.7%	65.7%

The $48.8 million increase in cost of revenues was primarily due to the following factors:

•
Content acquisition and licensing expenses increased by $55.2 million. This increase was primarily attributable to an increase in streaming content titles available in our International locations. The increase is also partially attributed to continued investments in existing and new streaming content available for viewing to our domestic subscribers.

•
Content delivery expenses decreased $3.8 million primarily due to a 6.0% decrease in the number of DVDs mailed for paid subscriptions. The decrease in the number of DVDs mailed was driven by a 15.5% decline in the number of average paying DVD subscriptions offset by an 11.2% increase in monthly DVD rentals per average paying DVD subscriber. The decrease in DVD delivery expenses was partially offset by an increase in costs associated with our use of third-party delivery networks resulting from an increase in the total number of hours of streaming content viewed by our subscribers.

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

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

	Three Months Ended		Change
	March 31, 2012	March 31, 2011	Q1’12 vs. Q1’11
	(in thousands, except percentages)
Marketing	$135,900	$104,259	30.3%
As a percentage of revenues	15.6%	14.5%

The $31.6 million increase in marketing expenses was primarily due to a $35.3 million increase in marketing program spending primarily in television and online advertising due to our launch in Latin America and the Caribbean and in the U.K. and Ireland. These increases were partially offset by a decrease in direct mail marketing.
Three months ended March 31, 2012 as compared to the three months ended December 31, 2011

	Three Months Ended		Change
	March 31, 2012	December 31, 2011	Q1’12 vs. Q4’11
	(in thousands, except percentages)
Marketing	$135,900	$114,288	18.9%
As a percentage of revenues	15.6%	13.1%

The $21.6 million increase in marketing expenses was primarily due to a $19.5 million increase in marketing program spending primarily in online advertising due to our launch in the U.K. and Ireland in January 2012.

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

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

	Three Months Ended		Change
	March 31, 2012	March 31, 2011	Q1’12 vs. Q1’11
	(in thousands, except percentages)
Technology and development	$82,801	$50,905	62.7%
As a percentage of revenues	9.5%	7.1%

The $31.9 million increase in technology and development expenses was primarily the result of a $26.2 million increase in personnel-related costs, including a $5.3 million increase in stock-based compensation. This increase in personnel-related costs is due to a 58% growth in average headcount supporting continued improvements in our streaming service and our international expansion.

Three months ended March 31, 2012 as compared to the three months ended December 31, 2011

	Three Months Ended		Change
	March 31, 2012	December 31, 2011	Q1’12 vs. Q4’11
	(in thousands, except percentages)
Technology and development	$82,801	$80,783	2.5%
As a percentage of revenues	9.5%	9.2%

Technology and development expenses were relatively flat as compared to the prior period.

General and Administrative
General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, as well as recruiting, professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

	Three Months Ended		Change
	March 31, 2012	March 31, 2011	Q1’12 vs. Q1’11
	(in thousands, except percentages)
General and administrative	$29,092	$22,998	26.5%
As a percentage of revenues	3.4%	3.2%

The $6.1 million increase in general and administrative expenses was primarily attributable to an increase in personnel-related costs of $9.7 million resulting from a 28% increase in average headcount. This increase was partially offset by a $3.6 million decrease in other miscellaneous expenses primarily related to the use of outside and professional services, taxes and insurance.
Three months ended March 31, 2012 as compared to the three months ended December 31, 2011

	Three Months Ended		Change
	March 31, 2012	December 31, 2011	Q1’12 vs. Q4’11
	(in thousands, except percentages)
General and administrative	$29,092	$34,477	(15.6)%
As a percentage of revenues	3.4%	3.9%

The $5.4 million decrease in general and administrative expenses was primarily attributable to a decrease in miscellaneous expenses related to the use of outside and professional services, taxes and insurance.

Provision (benefit) for Income Taxes

Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

	Three Months Ended		Change
	March 31, 2012	March 31, 2011	Q1’12 vs. Q1’11
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(2,441)	$38,007	(106.4)%
Effective tax rate	(34.7)%	38.7%

Three months ended March 31, 2012 as compared to the three months ended December 31, 2011

	Three Months Ended		Change
	March 31, 2012	December 31, 2011	Q1’12 vs. Q4’11
	(in thousands, except percentages)
Provision (benefit) for income taxes	$(2,441)	$21,616	(111.3)%
Effective tax rate	(34.7)%	38.0%

Our effective tax (benefit) for the first quarter of 2012 was (34.7)% and differed from the federal statutory rate due primarily to state taxes and the California R&D tax credit. The expiration of the Federal R&D tax credit on December 31, 2011 resulted in a decrease in our tax benefit for the three months ended March 31, 2012.

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

When the streaming license fee is known or reasonably determinable for a specific title and the specific title is first available for streaming to subscribers, the title is recognized on the Consolidated Balance Sheets as “Current content library” for the portion available for streaming within one year and as “Non-current content library” for the remaining portion. New titles recognized in the content library are classified in the line item “Additions to streaming content library” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. We amortize the content library on a straight-line basis over each title’s contractual window of availability, which typically ranges from six months to five years. The streaming content library is reported at the lower of unamortized cost or estimated net realizable value. No material write down from unamortized cost to a lower net realizable value was recorded in any of the periods presented. The amortization is classified in “Cost of revenues—Subscription” on the Consolidated Statements of Operations and in the line item “Amortization of streaming content library” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. Costs related to sub-titles, dubbing, and closed captioning are capitalized in “Current content library” on the Consolidated Balance Sheets and amortized over the window of availability. Payment terms for these license fees may extend over the term of the license agreement, which typically ranges from six months to five years. For the titles recognized in content library, the license fees due but not paid are classified on the Consolidated Balance Sheets as “Content liabilities” for the amounts due within one year and as “Non-current content liabilities” for the amounts due beyond one year. Changes in these liabilities are classified in the line item “Change in streaming content liabilities” within net cash provided by operating activities on the Consolidated Statement of Cash Flows. We record the streaming content library assets and their related liability on our Consolidated Balance Sheets at the gross amount of the liability. Payments for the titles not yet available for streaming are not yet recognized in the content library but in prepaid content. Minimum commitments for the titles not yet available for streaming are not yet recognized in the content library and are included in Note 8 to the consolidated financial statements.
When the streaming license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for asset recognition in the content library. Titles do not meet the criteria for asset recognition in the content library because the underlying license agreement does not specify the number of titles or the license fee per title or the windows of availability per title, so that the license fee is not known or reasonably determinable for a specific title. Typical payment terms for these agreements, which can range from three to five years, require us to make equal fixed payments at the beginning of each quarter of the license term. To the extent that cumulative payments exceed cumulative amortization, prepaid content is recorded on the Consolidated Balance Sheets. We amortize the license fees on a straight-line basis over the term of each license agreement. The amortization is classified in “Cost of revenues—Subscription” on the Consolidated Statements of Operations and in the line item “Net income (loss)” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. Changes in prepaid content are classified within net cash provided by operating activities in the line item “Prepaid content” on the Consolidated Statements of Cash Flows. Commitments for licenses that do not meet the criteria for asset recognition in the content library are included in Note 8 to the consolidated financial statements.

We acquire DVD content for the purpose of renting such content to our subscribers and earning subscription rental revenues, and, as such, we consider our direct purchase DVD library to be a productive asset. Accordingly, we classify our DVD library in “Non-current content library” on the Consolidated Balance Sheets. The acquisition of DVD content library, net of changes in related liabilities, is classified in the line item “Acquisitions of DVD content library” within cash used in investing activities on the Consolidated Statements of Cash Flows because the DVD content library is considered a productive asset. Other companies in the in-home entertainment video industry classify these cash flows as operating activities. We amortize our direct purchase DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new release DVDs and back-catalog DVDs is estimated to be one year and three years, respectively. The amortization of the DVD content library is classified in “Cost of revenues—Subscription” on the Consolidated Statement of Operations and in the line item “Amortization of DVD content library” within net cash provided by operating activities on the Consolidated Statements of Cash Flows.
We also obtain DVD and streaming content through revenue sharing agreements with studios and distributors. Revenue sharing obligations incurred based on utilization are classified in “Cost of revenues—Subscription” on the Consolidated Statements of Operations and in the line item “Net income (loss)” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. The terms of some revenue sharing agreements obligate us to make a low initial payment for certain titles, representing a minimum contractual obligation under the agreement. The low initial payment is in exchange for a commitment to share a percentage of our subscription revenues or to pay a fee, based on utilization, for a defined period of time. The initial payment may be in the form of an upfront non-refundable payment which is classified in content library or in the form of a prepayment of future revenue sharing obligations which is classified as prepaid content.
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

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives. An increase in the suboptimal exercise factor of 10% would increase the total stock-based compensation expense by approximately $0.8 million.

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

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At March 31, 2012, our estimated gross unrecognized tax benefits were $29.5 million of which $23.3 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 7 to the consolidated financial statements for further information regarding income taxes.

Liquidity and Capital Resources
Our primary source of liquidity has been cash generated from operations. Additionally, in November 2011, we issued $200.0 million of Senior Convertible Notes and raised an additional $200.0 million through a public offering of common stock. The Senior Convertible Notes consist of $200.0 million aggregate principal amount due on December 1, 2018 and do not bear interest. In November 2009, we issued $200.0 million of our 8.50% senior notes due November 15, 2017 (the “8.50% Notes”). Interest on the 8.50% Notes is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010. (See Note 5 to the consolidated financial statements.)
Our primary uses of cash include the acquisition and licensing of content, content delivery expenses, marketing, payroll related expenses, and capital expenditures related to information technology and automation equipment. We expect to continue to make significant investments to license streaming content both domestically and internationally. These investments could impact our liquidity and in particular our operating cash flows.
As a result of our increased investments in new International markets and in original content we may have negative operating cash flows and/or use of cash in 2012. Although we currently anticipate that our available funds will be sufficient to meet our cash needs for the foreseeable future, we may be required or choose to obtain additional financing. Our ability to obtain additional financing will depend on, among other things, our development efforts, business plans, operating performance, current and projected compliance with our debt covenants, and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
On June 11, 2010, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase $300.0 million of our common stock through the end of 2012. As of March 31, 2012, $41.0 million of this authorization remained. The timing and actual number of shares repurchased is in the discretion of management and will depend on various factors, including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. We do not expect to make further stock repurchases for the foreseeable future.
Cash Flow
Three months ended March 31, 2012 as compared to the three months ended March 31, 2011

	Three Months Ended		Change
	March 31, 2012	March 31, 2011	Q1’12 vs. Q1’11
	(in thousands, except percentages)
Net cash provided by operating activities	19,109	116,323	(83.6)%
Net cash used in investing activities	(135,817)	(73,675)	84.3%
Net cash provided by (used in) financing activities	4,032	(86,728)	104.6%
Cash provided by operating activities decreased $97.2 million, primarily due to increased payments for content acquisition and licensing other than DVD library of $234.2 million or 99.3%, partially offset by an increase in subscription revenues of $151.2 million or 21.0%. Operating cash flows were further impacted by increases in payroll expenses and payments for advertising and affiliates transactions.

Cash used in investing activities increased $62.1 million, primarily due to an $82.2 million increase in the purchases, net of proceeds from sales and maturities, of short-term investments. These increases were partially offset by an $11.6 million decrease in the purchase of property and equipment due to a decrease in purchases of automation equipment for our various shipping centers and an $8.6 million decrease in the acquisitions of DVD content library.

Cash provided by financing activities for the first quarter of 2012 was $4.0 million related primarily to a $3.8 million excess tax benefit on stock options. In the first quarter of 2011, cash used in financing activities was $86.7 million which consisted primarily of stock repurchases of $108.6 million offset partially by the excess tax benefit and proceeds from issuance of stock options.
Three months ended March 31, 2012 as compared to the three months ended December 31, 2011

	Three Months Ended		Change
	March 31, 2012	December 31, 2011	Q1’12 vs. Q4’11
	(in thousands, except percentages)
Net cash provided by operating activities	19,109	65,466	(70.8)%
Net cash used in investing activities	(135,817)	(115,609)	17.5%
Net cash provided by financing activities	4,032	398,997	(99.0)%
Cash provided by operating activities decreased $46.4 million, primarily due to increased payments for content acquisition and licensing other than DVD library of $57.3 million or 13.9%. Operating cash flows were further impacted by increases in payroll expenses and payments for advertising and affiliates transactions.
Cash used in investing activities increased $20.2 million primarily due to a $34.8 million increase in the purchases, net of proceeds from sales and maturities, of short-term investments. These increases were partially offset by a $9.6 million decrease in the acquisitions of DVD content library and a $5.9 million decrease in the purchase of property and equipment.

Cash provided by financing activities decreased by $395.0 million primarily due to $198.1 million of proceeds from the issuance of debt, net of issuance costs, and $199.9 million of proceeds from public offering of common stock, net of issuance costs, that occurred in the three months ended December 31, 2011.
Free Cash Flow
We define free cash flow as cash provided by operating and investing activities excluding the non-operational cash flows from purchases, maturities and sales of short-term investments. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, repurchase our stock, and for certain other activities. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income (loss), operating income (loss), cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.
In comparing free cash flow to net income (loss), the major recurring differences are excess content payments over expenses, stock-based compensation expense, deferred revenue, taxes and semi-annual interest payments on the 8.50% Notes. Our receivables from customers settle quickly and deferred revenue is a source of cash flow. For streaming content, we typically enter into multi-year licenses with studios and other distributors that may result in an increase in content library and a corresponding increase in liabilities on the Consolidated Balance Sheets. The payment terms for these license fees may extend over the term of the license agreements, which typically range from six months to five years. License fee obligations with payment terms that are due beyond one year are classified on the Consolidated Balance Sheets as “Non-current content liabilities.” Minimum commitments for licenses and known titles that do not meet the criteria for asset recognition in the content library are included in Note 8 to the consolidated financial statements.
The following tables reconcile net cash provided by operating activities, a GAAP financial measure, to free cash flow, a non-GAAP financial measure.

	Three Months Ended
	March 31, 2012	March 31, 2011
	(in thousands)
Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	$19,109	$116,323
Acquisitions of DVD content library	(13,528)	(22,119)
Purchases of property and equipment	(4,766)	(16,320)
Other assets	1,334	1,419
Non-GAAP free cash flow	$2,149	$79,303

 Free cash flow for the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 decreased $77.2 million primarily due to a decrease of $57.7 million in net income as adjusted for non-cash stock based compensation, a decrease of $14.1 million in the cash flow from deferred revenue and an increase of $18.6 million in excess tax payments over tax provision (benefit). This was partially offset by a decrease in both the excess content payments over content expenses and excess property and equipment payments over depreciation expense. Payments for content increased $225.6 million while content expenses increased $234.6 million.

	Three Months Ended
	March 31, 2012	December 31, 2011
	(in thousands)
Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	$19,109	$65,466
Acquisitions of DVD content library	(13,528)	(23,144)
Purchases of property and equipment	(4,766)	(10,656)
Other assets	1,334	2,255
Non-GAAP free cash flow	$2,149	$33,921

Free cash flow for the three months ended March 31, 2012 as compared to the three months ended December 31, 2011 decreased $31.8 million primarily due to a decrease of $38.5 million in net income as adjusted for non-cash stock based compensation coupled with an increase of $7.3 million in excess tax payments over tax provision (benefit). This was partially offset by an increase in the cash flow from deferred revenue of $13.9 million. Payments for content increased $47.7 million while content expenses increased $55.2 million.

Effect of Exchange Rates

Revenues, as well as certain expenses, primarily content licensing and marketing, incurred in the International streaming segment, are denominated in the local currency. During the three months ended March 31, 2012, the losses on foreign exchange transactions was $1.4 million and the effect of exchange rate changes on cash and cash equivalents was $0.6 million. During the three months ended March 31, 2011, the gains or losses on foreign exchange transactions and the effect of exchange rate changes on cash and cash equivalents were immaterial.

Contractual Obligations

For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of March 31, 2012. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at March 31, 2012:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year (3)	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$3,684,070	$729,628	$2,374,734	$505,553	$74,155
8.50% Notes	302,000	17,000	34,000	34,000	217,000
Senior Convertible Notes	200,000	—	—	—	200,000
Operating lease obligations	56,142	17,660	24,867	12,254	1,361
Lease financing obligations (2)	18,224	4,000	5,886	5,886	2,452
Other purchase obligations	267,748	165,849	100,768	1,131	—
Total	$4,528,184	$934,137	$2,540,255	$558,824	$494,968

(1)
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

(2)	Represents the lease financing obligations for our Los Gatos, California headquarters.

(3)
For purposes of this table, less than one year does not include liabilities which are reflected on the Consolidated Balance Sheets as current liabilities. Content liabilities for instance include $1,144.8 million in streaming content obligations not reflected in the above table.

As of March 31, 2012, we had gross unrecognized tax benefits of $29.5 million and an additional $2.6 million for gross interest and penalties classified as “Other non-current liabilities” on the Consolidated Balance Sheet. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not engage in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities. Accordingly, our operating results, financial condition and cash flows are not subject to off-balance sheet risks.

Indemnification

The information set forth under Note 8 in the notes to the consolidated financial statements under the caption “Indemnification” is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2011. Our exposure to market risk has not changed significantly since December 31, 2011.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 8 in the notes to the consolidated financial statements under the caption “Litigation” is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 6.	Exhibits
(a) Exhibits:

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

4.3	Indenture, dated November 28, 2011, among Netflix, Inc. and Wells Fargo Bank, National Association, relating to the Zero Coupon Senior Convertible Notes due 2018.	8-K	000-49802	4.1	November 28, 2011
4.4	Registration Rights Agreement dated November 28, 2011, by and among Netflix, Inc., TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P.	8-K	000-49802	10.1	November 28, 2011
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 7, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on April 27, 2012, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011 (iii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.
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

NETFLIX, INC.
Dated: April 27, 2012	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: April 27, 2012	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

4.3	Indenture, dated November 28, 2011, among Netflix, Inc. and Wells Fargo Bank, National Association, relating to the Zero Coupon Senior Convertible Notes due 2018.	8-K	000-49802	4.1	November 28, 2011
4.4	Registration Rights Agreement dated November 28, 2011, by and among Netflix, Inc., TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P.	8-K	000-49802	10.1	November 28, 2011
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 7, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 filed with the SEC on April 27, 2012, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income (Loss) for the Three Months Ended March 31, 2012 and 2011 (iii) Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.