Form 10-Q
period 2012-06-30
NETFLIX INC
filed 2012-08-02
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2012, there were 55,534,266 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	$889,163	$788,610	$1,758,954	$1,507,163
Cost of revenues:
Subscription	583,636	428,203	1,147,651	805,195
Fulfillment expenses	59,792	61,775	119,710	122,934
Total cost of revenues	643,428	489,978	1,267,361	928,129
Gross profit	245,735	298,632	491,593	579,034
Operating expenses:
Marketing	118,224	94,983	254,124	199,242
Technology and development	81,547	57,865	164,348	108,770
General and administrative	29,810	30,670	58,902	53,668
Total operating expenses	229,581	183,518	477,374	361,680
Operating income	16,154	115,114	14,219	217,354
Other income (expense):
Interest expense	(5,006)	(5,303)	(9,980)	(10,168)
Interest and other income (expense)	(493)	1,013	(609)	1,878
Income before income taxes	10,655	110,824	3,630	209,064
Provision for income taxes	4,491	42,610	2,050	80,617
Net income	$6,164	$68,214	$1,580	$128,447
Earnings per share:
Basic	$0.11	$1.30	$0.03	$2.44
Diluted	$0.11	$1.26	$0.03	$2.37
Weighted average common shares outstanding:
Basic	55,526	52,470	55,491	52,614
Diluted	58,809	53,909	58,878	54,077
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Net income	$6,164	$68,214	$1,580	$128,447
Other comprehensive income (loss):
Foreign currency translation adjustments	(767)	—	44	—
Change in unrealized gains on available-for-sale securities	246	647	344	385
Other comprehensive income (loss) before tax	(521)	647	388	385
Income tax expense related to items of other comprehensive income	(95)	(353)	(133)	(251)
Other comprehensive income (loss), net of tax	(616)	294	255	134
Comprehensive income	$5,548	$68,508	$1,835	$128,581

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$402,251	$508,053
Short-term investments	411,092	289,758
Current content library, net	1,223,638	919,709
Prepaid content	48,510	56,007
Other current assets	52,294	57,330
Total current assets	2,137,785	1,830,857
Non-current content library, net	1,147,805	1,046,934
Property and equipment, net	124,644	136,353
Other non-current assets	68,056	55,052
Total assets	$3,478,290	$3,069,196
Liabilities and Stockholders’ Equity
Current liabilities:
Content liabilities	$1,204,209	$935,036
Accounts payable	90,961	86,992
Accrued expenses	50,884	54,231
Deferred revenue	152,790	148,796
Total current liabilities	1,498,844	1,225,055
Non-current content liabilities	829,163	739,628
Long-term debt	200,000	200,000
Long-term debt due to related party	200,000	200,000
Other non-current liabilities	62,057	61,703
Total liabilities	2,790,064	2,426,386
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at June 30, 2012 and December 31, 2011; 55,534,266 and 55,398,615 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	56	55
Additional paid-in capital	262,699	219,119
Accumulated other comprehensive income, net	961	706
Retained earnings	424,510	422,930
Total stockholders’ equity	688,226	642,810
Total liabilities and stockholders’ equity	$3,478,290	$3,069,196
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net income	$6,164	$68,214	$1,580	$128,447
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to streaming content library	(374,252)	(612,595)	(1,139,145)	(804,902)
Change in streaming content liabilities	(39,947)	422,080	357,606	506,128
Amortization of streaming content library	375,997	144,466	715,733	230,403
Amortization of DVD content library	16,304	24,000	36,350	50,990
Depreciation and amortization of property, equipment and intangibles	11,047	10,182	22,378	20,008
Stock-based compensation expense	18,450	15,536	37,782	27,800
Excess tax benefits from stock-based compensation	(307)	(17,868)	(4,062)	(33,522)
Other non-cash items	(1,579)	(802)	(3,098)	(1,727)
Deferred taxes	—	(3,927)	(10,843)	(8,909)
Changes in operating assets and liabilities:
Prepaid content	4,503	14,787	7,497	2,407
Other current assets	(8,077)	4,015	3,664	13,513
Accounts payable	601	(4,231)	(1,155)	11,001
Accrued expenses	6,854	15,459	8,637	35,752
Deferred revenue	2,188	3,892	3,994	19,754
Other non-current assets and liabilities	1,746	3,184	1,883	5,572
Net cash provided by operating activities	19,692	86,392	38,801	202,715
Cash flows from investing activities:
Acquisitions of DVD content library	(8,012)	(19,065)	(21,540)	(41,184)
Purchases of short-term investments	(63,303)	(40,597)	(362,770)	(92,863)
Proceeds from sale of short-term investments	48,173	16,510	220,508	31,471
Proceeds from maturities of short-term investments	12,715	15,985	20,990	16,635
Purchases of property and equipment	(3,644)	(8,626)	(8,410)	(24,946)
Other assets	3,132	844	4,466	2,263
Net cash used in investing activities	(10,939)	(34,949)	(146,756)	(108,624)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	524	7,418	1,748	14,180
Financing costs	(371)	—	(759)	—
Repurchases of common stock	—	(51,421)	—	(160,064)
Excess tax benefits from stock-based compensation	307	17,868	4,062	33,522
Principal payments of lease financing obligations	(577)	(520)	(1,136)	(1,021)
Net cash provided by (used in) financing activities	(117)	(26,655)	3,915	(113,383)
Effect of exchange rate changes on cash and cash equivalents	(2,377)	—	(1,762)	—
Net increase (decrease) in cash and cash equivalents	6,259	24,788	(105,802)	(19,292)
Cash and cash equivalents, beginning of period	395,992	150,419	508,053	194,499
Cash and cash equivalents, end of period	$402,251	$175,207	$402,251	$175,207
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

2. Earnings Per Share

Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the period. Potential common shares consist of shares issuable upon the assumed conversion of the Company’s Senior Convertible Notes and incremental shares issuable upon the assumed exercise of stock options. The computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands, except per share data)
Basic earnings per share:
Net income	$6,164	$68,214	$1,580	$128,447
Shares used in computation:
Weighted-average common shares outstanding	55,526	52,470	55,491	52,614
Basic earnings per share	$0.11	$1.30	$0.03	$2.44

Diluted earnings per share:
Net income	$6,164	$68,214	$1,580	$128,447
Convertible Notes interest expense, net of tax	48	—	98	—
Numerator for diluted earnings per share	$6,212	$68,214	$1,678	$128,447
Shares used in computation:
Weighted-average common shares outstanding	55,526	52,470	55,491	52,614
Convertible notes shares	2,331	—	2,331	—
Employee stock options	952	1,439	1,056	1,463
Weighted-average number of shares	58,809	53,909	58,878	54,077
Diluted earnings per share	$0.11	$1.26	$0.03	$2.37

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Employee stock options	1,184	12	908	19

3. Cash, Cash Equivalents, Short-Term Investments and Fair Value Measurement
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

	As of
	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$402,192	$—	$—	$402,192
Level 1 securities (1):
Money market funds	4,928	—	—	4,928
Level 2 securities (3):
Corporate debt securities	108,956	807	(20)	109,743
Government and agency securities	210,477	281	(38)	210,720
Asset and mortgage-backed securities	90,226	420	(17)	90,629
	$816,779	$1,508	$(75)	$818,212
Less: Restricted cash (1)				(4,869)
Total cash, cash equivalents and short-term investments				$813,343

	As of
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$388,941	$—	$—	$388,941
Level 1 securities (2):
Money market funds	123,608	—	—	123,608
Level 2 securities (3):
Corporate debt securities	112,264	603	(214)	112,653
Government and agency securities	175,464	694	(56)	176,102
Asset and mortgage-backed securities	941	62	—	1,003
	$801,218	$1,359	$(270)	$802,307
Less: Restricted cash (2)				(4,496)
Total cash, cash equivalents and short-term investments				$797,811

(1)	Includes $4.9 million of restricted cash classified in other non-current assets.

(2)	Includes $119.1 million classified in cash and cash equivalents and $4.5 million of restricted cash classified in other current assets and non-current assets.

(3)	Included in short-term investments.

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

Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2012. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three or six months ended June 30, 2012 and 2011. In addition, there were no material gross realized gains or losses in the three or six months ended June 30, 2012 and 2011.

The estimated fair value of short-term investments by contractual maturity as of June 30, 2012 is as follows:

(in thousands)
Due within one year	$15,676
Due after one year and through 5 years	355,328
Due after 5 years and through 10 years	9,223
Due after 10 years	30,865
Total short-term investments	$411,092

4. Balance Sheet Components
Content Library
Content library consisted of the following:

	As of
	June 30, 2012			December 31, 2011
	Streaming	DVD	Total	Streaming	DVD	Total
	(in thousands)
Total content library, gross	$3,434,683	$552,691	$3,987,374	$2,552,284	$599,155	$3,151,439
Accumulated amortization	(1,091,253)	(524,678)	(1,615,931)	(632,270)	(552,526)	(1,184,796)
Total content library, net	2,343,430	28,013	2,371,443	1,920,014	46,629	1,966,643
Current content library, net	1,223,638	—	1,223,638	919,709	—	919,709
Non-current content library, net	$1,119,792	$28,013	$1,147,805	$1,000,305	$46,629	$1,046,934

Content Liabilities
Content liabilities consisted of the following:

	As of
	June 30, 2012			December 31, 2011
	Streaming	DVD	Total	Streaming	DVD	Total
	(in thousands)
Content liabilities	$1,183,867	$20,342	$1,204,209	$915,796	$19,240	$935,036
Non-current content liabilities	829,163	—	829,163	739,628	—	739,628
Total content liabilities	$2,013,030	$20,342	$2,033,372	$1,655,424	$19,240	$1,674,664

The Company typically enters into multi-year streaming content licenses with studios and other distributors that may result in an increase in the streaming content library and a corresponding increase in current and non-current streaming content liabilities. The payment terms for these streaming license fees may extend over the term of the license agreement, which typically ranges from six months to five years. As of June 30, 2012, streaming content liabilities increased $357.6 million, over December 31, 2011, as compared to an increase in streaming content library, net, of $423.4 million.
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

		As of
		June 30, 2012	December 31, 2011
		(in thousands)
Computer equipment	3 years	$70,641	$67,090
Operations and other equipment	5 years	100,308	100,306
Software, including internal-use software	3 years	36,264	35,356
Furniture and fixtures	3 years	16,842	17,310
Buildings	30 years	40,681	40,681
Leasehold improvements	Over life of lease	43,008	44,473
Capital work-in-progress		2,554	822
Property and equipment, gross		310,298	306,038
Less: Accumulated depreciation		(185,654)	(169,685)
Property and equipment, net		$124,644	$136,353

5. Long-term Debt
Senior Convertible Notes

As of June 30, 2012, the Company had outstanding $200.0 million aggregate principal amount of zero coupon senior convertible notes due on December 1, 2018 (the “Convertible Notes”). The Convertible Notes were issued in a private placement offering to TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P. A general partner of these funds also serves on the Company’s board of directors, and as such, the issuance of the notes was considered a related party transaction. At any time following May 28, 2012, the Company may elect to cause the conversion of the Convertible Notes into shares of the Company’s common stock when specified conditions are satisfied, including that the daily volume weighted average price of the Company’s common stock is equal or greater than $111.54 for at least 50 trading days during a 65 trading day period prior to the conversion date. The Convertible Notes include, among other terms and conditions, limitations on the Company’s ability to pay cash dividends or to repurchase shares of its common stock, subject to specified exceptions. At June 30, 2012 and December 31, 2011, the Company was in compliance with these covenants.
Based on quoted market prices of the Company’s publicly traded debt, the fair value of the Convertible Notes as of June 30, 2012 and December 31, 2011 was approximately $210.5 million and $206.5 million, respectively.
Senior Notes
As of June 30, 2012, the Company also had outstanding $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (the “8.50% Notes”). Interest on the 8.50% Notes is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year.
The 8.50% Notes include, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends, make distributions, or purchase or redeem the Company’s equity interests (each subject to specified exceptions). At June 30, 2012 and December 31, 2011, the Company was in compliance with these covenants.
Based on quoted market prices, the fair value of the 8.50% Notes as of June 30, 2012 and December 31, 2011 was approximately $210.5 million and $206.5 million, respectively.

6. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of June 30, 2012, 5.1 million shares were reserved for future grants under the 2011 Stock Plan.
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
A summary of the activity related to the Company’s stock option plans during the six months ended June 30, 2012 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances as of December 31, 2011	7,013,508	2,957,754	$66.59
Granted	(753,972)	753,972	88.81
Exercised	—	(135,651)	12.88
Canceled	48	(48)	35.95
Expired	(1,160,721)	—	—
Balances as of June 30, 2012	5,098,863	3,576,027	73.31	6.76	$76,199
Vested and exercisable at June 30, 2012		3,576,027	73.31	6.76	$76,199

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2012. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended June 30, 2012 and 2011 was $1.0 million and $49.3 million, respectively. Total intrinsic value of options exercised for the six months ended June 30, 2012 and 2011 was $12.8 million and $93.4 million, respectively.
Cash received from option exercises for the three months ended June 30, 2012 and 2011 was $0.5 million and $7.4 million, respectively. Cash received from option exercises for the six months ended June 30, 2012 and 2011 was $1.7 million and $14.2 million, respectively.
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

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Dividend yield	—%	—%	—%	—%
Expected volatility	61%	51%	61% - 65%	51% - 52%
Risk-free interest rate	2.01%	3.35%	1.97% - 2.01%	3.35% - 3.42%
Suboptimal exercise factor	2.26 - 3.65	2.22 – 3.54	2.26 - 3.65	2.17 – 3.54

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected term for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted.

The weighted-average fair value of employee stock options granted during the three months ended June 30, 2012 and 2011 was $45.38 and $134.77 per share, respectively. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2012 and 2011 was $50.11 and $122.16 per share, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans which was allocated as follows:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
	(in thousands)
Fulfillment expenses	$90	$679	$157	$1,240
Marketing	817	1,485	2,221	2,734
Technology and development	10,440	7,005	21,040	12,297
General and administrative	7,103	6,367	14,364	11,529
Stock-based compensation expense before income taxes	18,450	15,536	37,782	27,800
Income tax benefit	(7,120)	(5,973)	(14,580)	(10,720)
Stock-based compensation after income taxes	$11,330	$9,563	$23,202	$17,080

Stock Repurchases

Under the Company’s current stock repurchase plan, announced on June 11, 2010, the Company is authorized to repurchase up to $300.0 million of its common stock through the end of 2012. The Company did not repurchase stock during the six months ended June 30, 2012. As of June 30, 2012, $41.0 million of this authorization remained. The timing and actual number of shares repurchased is at management’s discretion and will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

7. Income Taxes

The effective tax rates for the three months ended June 30, 2012 and 2011 were 42.1% and 38.4%, respectively. The effective tax rates for the six months ended June 30, 2012 and 2011 were 56.5% and 38.6%, respectively. These rates differed from the federal statutory rate due primarily to state taxes which were partially offset by the California R&D tax credit. As of December 31, 2011, the Company had $28.1 million of gross unrecognized tax benefits. During the six months ended June 30, 2012, the Company had an increase in gross unrecognized tax benefits of approximately $1.4 million. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $23.3 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as “Other non-current liabilities” on the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations. As of June 30, 2012, the total amount of gross interest and penalties accrued was $2.7 million, and is classified as “Other non-current liabilities” on the Consolidated Balance Sheet.
Deferred tax assets include $9.0 million and $10.0 million classified as “Other current assets” and $40.1 million and $28.3 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of June 30, 2012 and December 31, 2011, it was considered more likely than not that substantially all deferred tax assets would be realized, and no significant valuation allowance was recorded.
Income tax benefits attributable to the exercise of employee stock options of $0.3 million and $18.3 million, during the three months ended June 30, 2012 and 2011, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets. Income tax benefits attributable to the exercise of employee stock options of $4.1 million and $33.4 million, during the six months ended June 30, 2012 and 2011, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets.

The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2008 through 2010.  The Company is currently under examination by the state of California for the years 2006 and 2007. The years 1997 through 2005, as well as 2008 through 2010, remain subject to examination by the state of California. Given the potential outcome of the current examinations, as well as the impact of the current examination on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, at this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

8. Commitments and Contingencies

Streaming Content

The Company had $5.0 billion and $4.8 billion of obligations at June 30, 2012 and December 31, 2011, respectively, including agreements to acquire and license streaming content that represent current or long-term liabilities or that are not reflected on the Consolidated Balance Sheets because they do not meet content library asset recognition criteria. The license agreements that are not reflected on the Consolidated Balance Sheets do not meet content library asset recognition criteria because either the fee is not known or reasonably determinable for a specific title or it is known but the title is not yet available for streaming to subscribers.

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

The expected timing of payments for these obligations is as follows:

	As of
	June 30, 2012	March 31, 2012		December 31, 2011
	(in thousands)
Less than one year	$2,053,397	$1,874,417	(1)	$1,713,445	(1)
Due after one year and through 3 years	2,427,772	2,374,734		2,384,373
Due after 3 years and through 5 years	482,281	505,553		650,480
Due after 5 years	60,298	74,155		74,696
Total streaming content obligations	$5,023,748	$4,828,859		$4,822,994

(1) Prior period amounts have been presented to conform to the current period presentation which includes the streaming portion of current "Content liabilities" reflected on the Consolidated Balance Sheets. Note that total streaming content obligations remain unchanged with this presentation. Specifically, payments for streaming content obligations expected to be made in less than one year as of March 31, 2012 and December 31, 2011, as shown above, include $1.1 billion and $0.9 billion, respectively, of current "Content liabilities" reflected on the Consolidated Balance Sheets.

The Company has licenses with certain performing rights organizations (“PRO”), and is currently involved in negotiations with other PROs, that hold certain rights to musical compositions used in connection with streaming content. For the latter, the Company accrues for estimated royalties that are due to PROs and adjusts these accruals based on any changes in estimates. These amounts are included in the Company's streaming content obligations. While the Company anticipates finalizing these negotiations, the outcome of these negotiations is uncertain. The results of any negotiation may be materially different from management’s estimates.

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
On January 13, 2012, the first of three purported shareholder class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Two additional purported shareholder class action lawsuits were filed in the same court on January 27, 2012 and February 29, 2012, respectively, alleging substantially similar claims. These lawsuits have been consolidated and the Court has selected lead plaintiffs. Lead plaintiffs filed a consolidated complaint on June 26, 2012. The consolidated complaint alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company's common stock between October 20, 2010 and October 24, 2011. The complaint alleges among other things, that the Company issued materially false and misleading statements regarding the Company’s business practices and violated accounting rules concerning segment reporting, which led to artificially inflated stock prices. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On November 23, 2011, the first of six purported shareholder derivative suits was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its officers and directors. Five additional purported shareholder derivative suits were subsequently filed: two in the Superior Court of California, Santa Clara County on February 9, 2012 and May 2, 2012; and three in the United States District Court for the Northern District of California on February 13, 2012, February 24, 2012 and April 2, 2012. The purported shareholder derivative suits filed in the Northern District of California have been voluntarily dismissed. On July 5, 2012, the purported shareholder derivative suits filed in Santa Clara County were consolidated and lead counsel was appointed. A consolidated complaint has not yet been filed. The original complaints alleged, among other things, that the Company’s officers and directors breached their fiduciary duties, wasted valuable corporate assets, and were unjustly enriched as a result of causing the Company to buy back stock at artificially inflated prices to the detriment of the Company and its shareholders. Additionally, certain of the original complaints contained allegations regarding false and misleading statements surrounding the Company’s business practices and its contracts with content providers. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
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
Revenues and the related credit card fees are attributed to the operating segment based on the nature of the underlying subscription (DVD or streaming) and the geographic region from which the subscription originates. Cost of revenues are primarily attributed to the operating segment based on the amounts directly incurred by the segment to obtain content and deliver it to the specific region. Certain allocations of corporate costs related to customer service are included in the total cost of revenues within each operating segment. Marketing is primarily comprised of advertising expenses which are generally included in the segment in which the expenditures are directly incurred. Marketing also includes an allocation of the cost of revenues incurred by that segment related to free trials.
There are no internal revenue transactions between the Company’s reportable segments. The Company's chief operating decision maker does not review an allocation of assets by reportable segment. The Domestic and International streaming segments derive revenue from monthly subscription services consisting solely of streaming content. The Domestic DVD segment derives revenue from monthly subscription services consisting solely of DVDs-by-mail.
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
 The following tables represent segment information for the quarter ended June 30, 2012:

	As of/ Three months ended June 30, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total subscriptions at end of period (1)	23,938	3,624	9,240	—
Revenues	$532,705	$64,973	$291,485	$889,163
Cost of revenues and marketing expense	449,533	154,400	157,719	761,652
Contribution profit (loss)	$83,172	$(89,427)	$133,766	$127,511
Other operating expenses				111,357
Operating income				16,154
Other income (expense)				(5,499)
Provision for income taxes				4,491
Net income				$6,164

	As of/ Six months ended June 30, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total subscriptions at end of period (1)	23,938	3,624	9,240	—
Revenues	$1,039,370	$108,398	$611,186	$1,758,954
Cost of revenues and marketing expense	889,690	300,508	331,287	1,521,485
Contribution profit (loss)	$149,680	$(192,110)	$279,899	$237,469
Other operating expenses				223,250
Operating income				14,219
Other income (expense)				(10,589)
Provision for income taxes				2,050
Net income				$1,580

The following tables represent the Company’s segment information for the quarter ended June 30, 2011:

	As of/ Three months ended June 30, 2011
	Domestic	International	Consolidated
	(in thousands)
Total unique subscribers at end of period (1)	24,594	967	25,561
Revenues	$769,714	$18,896	$788,610
Cost of revenues and marketing expense	556,719	28,242	584,961
Contribution profit (loss)	$212,995	$(9,346)	$203,649
Other operating expenses			88,535
Operating income			115,114
Other income (expense)			(4,290)
Provision for income taxes			42,610
Net income			$68,214

	As of/ Six months ended June 30, 2011
	Domestic	International	Consolidated
	(in thousands)
Total unique subscribers at end of period (1)	24,594	967	25,561
Revenues	$1,475,988	$31,175	$1,507,163
Cost of revenues and marketing expense	1,076,108	51,263	1,127,371
Contribution profit (loss)	$399,880	$(20,088)	$379,792
Other operating expenses			162,438
Operating income			217,354
Other income (expense)			(8,290)
Provision for income taxes			80,617
Net income			$128,447

(1) A subscription is defined as the right to receive either the Netflix streaming service or Netflix DVD service. In connection with our subscription services, we offer free-trial memberships to new and certain rejoining members. A method of payment is required to be provided even during the free-trial period for the membership to be defined as a subscription and included in the above metrics. Total unique subscribers and total subscriptions include those subscribers who are on a free-trial. Paid unique subscribers and paid subscriptions exclude free trial memberships. A subscription would cease to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the monthly subscription period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately.

For purposes of determining the number of unique subscribers, domestic subscribers who have elected both a DVD and a streaming subscription plan are considered a single unique subscriber.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy, net subscriber additions, contribution profit (loss) and margins, both domestically and internationally, international expansion, DVD and streaming subscription trends, consolidated revenues, profitability, content payments and expense, free cash flow, deferred tax assets, investments in DVD content, stock repurchases and future contractual obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. These forward-looking statements can be identified by our use of words such as "anticipate", "expect", "will", "may" and derivations thereof. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 10, 2012, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.

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

In September 2010, we began international operations by offering our streaming service in Canada. In September 2011, we expanded our streaming service to Latin America and the Caribbean. In January 2012, we launched our streaming service in the United Kingdom ("U.K.") and Ireland. We anticipate significant contribution losses in the International streaming segment in 2012. We anticipate expanding our International operations to another market in the fourth quarter of 2012.

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

	As of /Three Months Ended,
Subscription Metrics (1):	June 30, 2012	March 31, 2012	June 30, 2011
	(in thousands)
Domestic streaming:
Net additions	528	1,739
Paid subscriptions at end of period	22,686	22,022
Total subscriptions at end of period	23,938	23,410
International streaming:
Net additions	559	1,207	164
Paid subscriptions at end of period	3,024	2,409	857
Total subscriptions at end of period	3,624	3,065	967
Domestic DVD:
Net losses	(849)	(1,076)
Paid subscriptions at end of period	9,145	9,958
Total subscriptions at end of period	9,240	10,089
Consolidated:
Net unique subscriber additions during period (2)	979	2,886	1,961
Paid unique subscribers at end of period (2)	28,254	27,083	24,120
Total unique subscribers at end of period (2)	30,118	29,139	25,561

(1)
A subscription is defined as the right to receive either the Netflix streaming service or Netflix DVD service. In connection with our subscription services, we offer free-trial memberships to new and certain rejoining members. A method of payment is required to be provided even during the free-trial period for the membership to be defined as a subscription and included in the above metrics. Total unique subscribers and total subscriptions include those subscribers who are on a free-trial. Paid unique subscribers and paid subscriptions exclude free trial memberships. A subscription would cease to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the monthly subscription period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately.

(2)	For purposes of determining the number of unique subscribers, domestic subscribers who have elected both a DVD and a streaming subscription plan are considered a single unique subscriber.

The following represents our consolidated performance highlights:

	Three Months Ended			Change
	June 30, 2012	March 31, 2012	June 30, 2011	Q2'12 vs. Q1'12	Q2'12 vs. Q2'11
	(in thousands, except per share data)
Revenues	$889,163	$869,791	$788,610	2%	13%
Operating income (loss)	16,154	(1,935)	115,114	NM	(86)%
Net income (loss)	6,164	(4,584)	68,214	NM	(91)%
Diluted earnings per share	0.11	(0.08)	1.26	NM	(91)%
Free cash flow (3)	11,168	2,149	59,545	420%	(81)%

(3) See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “net cash provided by operating activities” to “free cash flow.”
Consolidated revenues for the second quarter of 2012 were relatively flat as compared to the first quarter of 2012 while consolidated net income increased by $10.7 million from a first quarter consolidated net loss of $4.6 million to a consolidated net income of $6.2 million. The increase is primarily due to lower marketing expenses both domestically and internationally. We expect consolidated revenues to increase at a modest pace sequentially in future quarters driven by the growth in global streaming subscriptions and partially offset by a decline in domestic DVD subscriptions. Investments in streaming content and marketing to support new international markets, including the launch planned in the fourth quarter of 2012, may result in future consolidated net losses.

Free cash flow for the three months ended June 30, 2012 increased $9.0 million as compared to the three months ended March 31, 2012 to $11.2 million. Free cash flow of $11.2 million was slightly higher than our consolidated net income of $6.2 million and improved quarter-over-quarter largely because of the sequential improvement in net income. Significant sources of cash flow in the quarter (relative to net income) were non-cash stock compensation, depreciation expense in excess of property and equipment purchases, and miscellaneous increases to accounts payable and accrued expenses, which more than offset cash payments for content (in excess of the expense) and our bi-annual cash payment for interest on our notes.  The excess streaming and DVD content payments over expense will continue to fluctuate over time based on new content licenses domestically and internationally and in particular may increase as a result of higher up-front cash requirements for original content. We expect that free cash flow in future periods will be negatively impacted by investments in new International markets and in original content and that we may use cash for the year ended December 31, 2012.
Segment Overview
The following tables set forth, for the periods presented, financial information for each of our reportable segments including revenues from subscriptions and contribution profit (loss) which is the measure of profitability used by our chief operating decision maker. The information contained in the tables below should be read in conjunction with the consolidated financial statements, notes to the consolidated financial statements and the entirety of this Management's Discussion and Analysis of Financial Condition and Results of Operations.

	Three months ended June 30, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Revenues	$532,705	$64,973	$291,485	$889,163
Cost of revenues and marketing expense	449,533	154,400	157,719	761,652
Contribution profit (loss)	$83,172	$(89,427)	$133,766	$127,511

	Three months ended March 31, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Revenues	$506,665	$43,425	$319,701	$869,791
Cost of revenues and marketing expense	440,157	146,108	173,568	759,833
Contribution profit (loss)	$66,508	$(102,683)	$146,133	$109,958

	Three months ended June 30, 2011 (1)
	Domestic	International	Consolidated
	(in thousands)
Revenues	$769,714	$18,896	$788,610
Cost of revenues and marketing expense	556,719	28,242	584,961
Contribution profit (loss)	$212,995	$(9,346)	$203,649
(1) Presented using our segment reporting prior to the fourth quarter of 2011. Prior to the fourth quarter of 2011, our domestic streaming service and DVDs-by-mail operations were combined.

Our core strategy is to grow a streaming subscription business domestically and globally. As we grow our streaming subscription segments, we have shifted spending away from the Domestic DVD segment to invest more in streaming content and marketing our streaming services. Content acquisition and licensing expenses are higher as a percentage of revenues for the Domestic and International Streaming segments as compared to the Domestic DVD segment. Content delivery expenses and fulfillment expenses tend to be lower for the streaming business. Marketing costs for the streaming business are higher as a percentage of revenues given our focus on building consumer awareness of the streaming offerings. Marketing costs are immaterial for the Domestic DVD segment. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International Streaming segments are lower than for our Domestic DVD segment. Also impacting the Domestic streaming segment was the loss of subscribers resulting from the consumer reaction to the pricing and plan changes made in the third quarter of 2011. We expect that the investments in content and marketing associated with the streaming service segments will slow relative to revenue to allow for contribution margin expansion over time. Streaming content rights are generally specific to a geographic region and accordingly our international expansion will require us to obtain additional streaming content licenses to support new global markets.

Our Domestic Streaming segment had a contribution margin of 16% for the second quarter of 2012, up from 13% in the first quarter of 2012. We expect further contribution margin expansion as investments in domestic content and marketing grow slower than domestic streaming revenue. Average number of paying domestic streaming subscriptions increased 6% from March 31, 2012 to June 30, 2012, driving a 5% increase in Domestic streaming revenues. Net subscription additions were seasonally low in the second quarter of 2012, and are expected to be higher in the third quarter and the fourth quarter of 2012. Content acquisition and licensing expense for our Domestic streaming segment represent the vast majority of expenses for this segment and increased in line with revenues at 5% quarter over quarter. Marketing decreased by 11% due to reduced spending reflective of the seasonal low in subscriber net additions for the second quarter. There were no material variances in content delivery or fulfillment over this period for the Domestic streaming segment.
Our International Streaming segment does not benefit from the established subscriber base that exists for the Domestic Streaming segment. As a result of having to build a member base from zero, investments in streaming content and marketing for our International segment are larger initially relative to revenues, in particular as new territories are launched. Marketing expenses incurred by our International streaming segment have been significant and will fluctuate dependent upon the number of International territories in which our streaming service is offered and the timing of the launch of new territories. Typically for a specific territory, marketing expenses represent a larger percentage of total expenses at launch. The contribution losses for our International segment have been significant and we expect will continue to be significant as we expand globally. Our International streaming segment had a contribution loss of $89.4 million for the second quarter of 2012 compared to a contribution loss of $102.7 million in the first quarter of 2012. International streaming subscriptions increased 18% from March 31, 2012 to June 30, 2012, and the number of average paid subscriptions increased even more at 41% from the first to second quarters of 2012 due to conversion of free trial members. The increase in average paid subscriptions was the driver of the 50% increase in International streaming revenues in the second quarter of 2012 as compared to the first quarter of 2012. International streaming subscriptions account for 13% of total streaming subscriptions at the end of the second quarter. The increase in revenues was coupled with a 16% decrease in marketing expenses which were higher in the first quarter to support the launch of our service in the U.K. and Ireland, and was offset by increases in content acquisition and licensing expenses of 18%. Content acquisition and licensing expense for our International streaming segment represent the vast majority of costs of revenues. Content delivery and fulfillment expenses are not a material contributor to the contribution loss in our International segment.
The Domestic DVD segment had a contribution profit of 46% consistent with the first quarter of 2012. Given that our core strategy is to grow a streaming subscription business both domestically and internationally, we do not expect future investments in DVD content, technology or marketing to be material. Current and future expenses for the Domestic DVD segment are primarily variable in nature such as shipping and packaging associated with delivery of DVDs-by-mail. As a result, contribution margins for the Domestic DVD segment are expected to be relatively flat for the remainder of the year while DVD subscription declines continue to moderate. DVD subscriptions decreased 8% from March 31, 2012 to June 30, 2012, due to cancellations during the quarter, resulting in a 9% decrease in Domestic DVD revenues. The decline in revenues was in line with the declines in DVD content acquisition expenses (10%) and DVD delivery and fulfillment expenses (8%).

Consolidated Results of Operations
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

	Three Months Ended			Six Months Ended
	June 30, 2012	March 31, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Revenues	100%	100%	100%	100%	100%
Cost of revenues:
Subscription	65%	65%	54%	65%	53%
Fulfillment expenses	7%	7%	8%	7%	8%
Total cost of revenues	72%	72%	62%	72%	61%
Operating expenses:
Marketing	13%	16%	12%	14%	13%
Technology and development	9%	9%	7%	9%	7%
General and administrative	4%	3%	4%	4%	4%
Total operating expenses	26%	28%	23%	27%	24%
Operating income (loss)	2%	—%	15%	1%	15%
Other income (expense):
Interest expense	(1)%	(1)%	(1)%	(1)%	(1)%
Interest and other income (expense)	—%	—%	—%	—%	—%
Income (loss) before income taxes	1%	(1)%	14%	—%	14%
Provision (benefit) for income taxes	—%	—%	5%	—%	5%
Net income (loss)	1%	(1)%	9%	—%	9%

Revenues
We derive our revenues from monthly subscription fees and recognize subscription revenues ratably over each subscriber’s monthly subscription period. We currently generate substantially all of our revenues in the U.S.
In the Domestic streaming segment, we derive revenues from services consisting solely of streaming content offered through a subscription plan priced at $7.99 per month. In the Domestic DVD segment, we derive revenues from our DVDs-by-mail subscription services. The price per plan for DVDs-by-mail varies from $4.99 to $43.99 per month based on the number of DVDs that a subscriber may have out at any given point. Customers electing access to high definition Blu-ray discs in addition to standard definition DVDs pay a surcharge ranging from $2 to $4 per month for our most popular plans.
In July 2011, in the U.S., we introduced DVD only plans and separated DVDs-by-mail and streaming making it necessary for subscribers who opt to receive both streaming and DVDs-by-mail to have two separate subscription plans. As subscribers were able to receive both streaming and DVDs-by-mail under a single hybrid plan prior to the fourth quarter of 2011, it is impracticable to allocate revenues to the Domestic streaming and Domestic DVD segments prior to the fourth quarter of 2011.
In the International streaming segment, we derive revenues from services consisting solely of streaming content offered through a subscription plan priced at approximately the equivalent of USD7.99 per month. In September 2010, we began international operations in Canada. We expanded to Latin America and the Caribbean in September 2011 and the U.K. and Ireland in January 2012.

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011 (1)

	Three Months Ended		Change
	June 30, 2012	June 30, 2011	Q2'12 vs. Q2'11
	(in thousands, except percentages)
Revenues	$889,163	$788,610	13%
Domestic	824,190	769,714	7%
International	64,973	18,896	244%
(1) Presented using our segment reporting prior to the fourth quarter of 2011. The Domestic segment consists of both our domestic streaming service and DVDs-by-mail as prior to the fourth quarter of 2011, our domestic streaming service and DVDs-by-mail operations were combined.

The $100.6 million increase in our consolidated revenues was due to the $54.5 million increase in domestic revenues and a $46.1 million increase in international revenues. Domestic revenues increased 7% as a result of the 12% growth in the domestic average number of unique paying subscribers driven by new streaming subscriptions. This increase was offset in part by a 4% decline in domestic average monthly revenue per unique paying subscriber, resulting from the popularity of the streaming subscription service and a decline in the percentage of unique paying subscribers electing both a streaming and a DVD subscription. During the three months ended June 30, 2012, 85% of our new gross domestic unique subscribers chose only a streaming subscription compared to 72% in the three months ended June 30, 2011. As of June 30, 2012, only 25% of our domestic unique subscribers had both a streaming and DVD subscription compared to 72% as of June 30, 2011.
International revenues increased by $46.1 million primarily due to our launch in Latin America and the Caribbean in September 2011 and our launch in the U.K. and Ireland in January 2012.
Six months ended June 30, 2012 as compared to the six months ended June 30, 2011 (1)

	Six Months Ended		Change
	June 30, 2012	June 30, 2011	YTD'12 vs. YTD'11
	(in thousands, except percentages)
Revenues	$1,758,954	$1,507,163	17%
Domestic	1,650,556	1,475,988	12%
International	108,398	31,175	248%
(1) Presented using our segment reporting prior to the fourth quarter of 2011. Prior to the fourth quarter of 2011, our domestic streaming service and DVDs-by-mail operations were combined.

The $251.8 million increase in our consolidated revenues was due to the $174.6 million increase in domestic revenues and $77.2 million increase in international revenues. Domestic revenues increased 12% as a result of the 16% growth in the domestic average number of unique paying subscribers driven by new streaming subscriptions. This increase was offset in part by a 4% decline in domestic average monthly revenue per unique paying subscriber, resulting from the popularity of the streaming subscription service and a decline in the percentage of unique paying subscribers electing both a streaming and a DVD subscription.
International revenues increased by $77.2 million primarily due to our launch in Latin America and the Caribbean in September 2011 and our launch in the U.K. and Ireland in January 2012.
Three months ended June 30, 2012 as compared to the three months ended March 31, 2012

	Three Months Ended		Change
	June 30, 2012	March 31, 2012	Q2'12 vs. Q1'12
	(in thousands, except percentages)
Revenues	$889,163	$869,791	2%
Domestic streaming	532,705	506,665	5%
International streaming	64,973	43,425	50%
Domestic DVD	291,485	319,701	(9)%
The $19.4 million increase in our consolidated revenues was due to the $26.0 million increase in Domestic streaming revenues and the $21.5 million increase in International streaming revenues. Domestic streaming revenues increased 5% as a result of the growth in the average number of paying streaming subscriptions. International streaming revenues increased 50% as a result of the growth in the average number of paying international streaming subscriptions resulting from both the conversion of free trial members to paid subscriptions following our launch in the U.K. and Ireland in the first quarter of 2012 and from continued subscription growth across all other international regions. These increases in streaming revenues were offset by a $28.2 million decrease in Domestic DVD revenue due to a decrease in the average number of paying DVD subscriptions.
We expect streaming subscriptions both domestically and internationally to continue to grow and DVD subscription declines to continue to moderate. As a result, we expect consolidated revenues to increase at a modest pace sequentially in future quarters.

Cost of Revenues

Cost of revenues consists of expenses related to the acquisition and licensing of content, content delivery expenses and fulfillment expenses. Costs related to free-trial periods are allocated to marketing expenses.

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

Content delivery expenses consist of the postage costs to mail DVDs to and from our paying subscribers, the packaging and label costs for the mailers and all costs associated with delivering streaming content over the Internet. We utilize both our own and third-party content delivery networks to help us efficiently stream content in high volume to our subscribers over the Internet.

Fulfillment expenses represent those expenses incurred in content processing including operating and staffing our shipping centers, as well as receiving, encoding, inspecting and warehousing our content library. Fulfillment expenses also include operating and staffing our customer service centers and credit card fees.

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011

	Three Months Ended		Change
	June 30, 2012	June 30, 2011	Q2'12 vs. Q2'11
	(in thousands, except percentages)
Total cost of revenues	$643,428	$489,978	31%
As a percentage of revenues	72%	62%

The $153.5 million increase in cost of revenues was primarily due to the following factors:

•
Content acquisition and licensing expenses increased by $203.2 million. This increase was primarily due to the 41% increase in the Domestic segment. The launches in Latin America and the U.K. and Ireland have also increased our content expenses in the International segment. The increases in both Domestic and International content acquisition expense are due to the continued investments in existing and new streaming content available for viewing to our subscribers.

•
Content delivery expenses decreased $47.7 million primarily due to a 44% decrease in the number of DVDs mailed for paid subscriptions. The decrease in the number of DVDs mailed was driven by the decrease in the average number of paid DVD subscriptions. Costs associated with our use of our own and third-party streaming content delivery networks increased 41% but were not a significant contributor to the total variance in content delivery expense.

Six months ended June 30, 2012 as compared to the six months ended June 30, 2011

	Six Months Ended		Change
	June 30, 2012	June 30, 2011	YTD'12 vs. YTD'11
	(in thousands, except percentages)
Total cost of revenues	$1,267,361	$928,129	37%
As a percentage of revenues	72%	61%

The $339.2 million increase in cost of revenues was primarily due to the following factors:

•
Content acquisition and licensing expenses increased by $437.7 million. This increase was primarily due to the 55% increase in the Domestic segment. The launches in Latin America and the U.K. and Ireland have also increased our content expenses in the International segment. The increases in both Domestic and International content acquisition expense were due to the continued investments in existing and new streaming content available for viewing to our subscribers.

•
Content delivery expenses decreased $95.3 million primarily due to a 43% decrease in the number of DVDs mailed for paid subscriptions. The decrease in the number of DVDs mailed was driven by the decrease in the average paid DVD subscriptions.

Costs associated with our use of our own and third-party streaming content delivery networks increased 44% but were not a significant contributor to the total variance in content delivery expense.
Three months ended June 30, 2012 as compared to the three months ended March 31, 2012

	Three Months Ended		Change
	June 30, 2012	March 31, 2012	Q2'12 vs. Q1'12
	(in thousands, except percentages)
Total cost of revenues	$643,428	$623,933	3%
As a percentage of revenues	72%	72%

The $19.5 million increase in cost of revenues was primarily due to the following factors:

•
Content acquisition and licensing expenses increased by $26.0 million. This increase was attributable to the 18% increase in the International segment due to an increase in streaming content titles available in our International locations and to the 5% increase in the Domestic segment due to the continued investments in existing and new streaming content available for viewing to our domestic subscribers. These increases were offset by a decrease in the Domestic DVD segment of 10%.

•
Content delivery expenses decreased $6.4 million primarily due to an 11% decrease in the number of DVDs mailed for paid subscriptions. The decrease in the number of DVDs mailed was driven by a 9% decline in the number of average paying DVD subscriptions. Costs associated with our use of our own and third-party streaming content delivery networks increased 7%.

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

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011

	Three Months Ended		Change
	June 30, 2012	June 30, 2011	Q2'12 vs. Q2'11
	(in thousands, except percentages)
Marketing	$118,224	$94,983	24%
As a percentage of revenues	13%	12%

The $23.2 million increase in marketing expenses was primarily due to a $25.5 million increase in marketing program spending primarily in television and online advertising. International marketing expenses increased by 210% as expenses were higher in the second quarter of 2012 to support the marketing of our service in Latin America and the Caribbean and U.K. and Ireland. Domestic marketing expenses decreased by 10%.
Six months ended June 30, 2012 as compared to the six months ended June 30, 2011

	Six Months Ended		Change
	June 30, 2012	June 30, 2011	YTD'12 vs. YTD'11
	(in thousands, except percentages)
Marketing	$254,124	$199,242	28%
As a percentage of revenues	14%	13%

The $54.9 million increase in marketing expenses was primarily due to a $60.8 million increase in marketing program spending primarily in television and online advertising. International marketing expenses increased by 253% as expenses were higher in the first half of 2012 to support the launch of our service in the U.K. and Ireland and continued marketing in Latin America and the Caribbean. Domestic marketing expenses decreased by 10%.
Three months ended June 30, 2012 as compared to the three months ended March 31, 2012

	Three Months Ended		Change
	June 30, 2012	March 31, 2012	Q2'12 vs. Q1'12
	(in thousands, except percentages)
Marketing	$118,224	$135,900	(13)%
As a percentage of revenues	13%	16%

The $17.7 million decrease in marketing expenses was primarily due to a $13.8 million decrease in marketing program spending across all channels. Marketing expenses in our International streaming segment decreased by 16% as expenses were higher in the first quarter of 2012 to support the launch of our service in the U.K. and Ireland. Marketing expenses for Domestic streaming segment decreased by 11% due to the planned reduction in spending reflective of the seasonally low subscriber acquisitions in the second quarter.

Technology and Development
Technology and development expenses consist of payroll and related costs incurred in making improvements to our service offerings, including testing, maintaining and modifying our user interface, our recommendation and merchandising technology, as well as, telecommunications systems and infrastructure and other internal-use software systems. Technology and development expenses also include costs associated with computer hardware and software.

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011

	Three Months Ended		Change
	June 30, 2012	June 30, 2011	Q2'12 vs. Q2'11
	(in thousands, except percentages)
Technology and development	$81,547	$57,865	41%
As a percentage of revenues	9%	7%

The $23.7 million increase in technology and development expenses was primarily the result of a $20.5 million increase in personnel-related costs, including a $3.4 million increase in stock-based compensation. This increase in personnel-related costs is due to a 46% growth in average headcount supporting continued improvements in our streaming service and our international expansion.
Six months ended June 30, 2012 as compared to the six months ended June 30, 2011

	Six Months Ended		Change
	June 30, 2012	June 30, 2011	YTD'12 vs. YTD'11
	(in thousands, except percentages)
Technology and development	$164,348	$108,770	51%
As a percentage of revenues	9%	7%

The $55.6 million increase in technology and development expenses was primarily the result of a $46.7 million increase in personnel-related costs, including an $8.7 million increase in stock-based compensation. This increase in personnel-related costs is due to a 52% growth in average headcount supporting continued improvements in our streaming service and our international expansion.
Three months ended June 30, 2012 as compared to the three months ended March 31, 2012

	Three Months Ended		Change
	June 30, 2012	March 31, 2012	Q2'12 vs. Q1'12
	(in thousands, except percentages)
Technology and development	$81,547	$82,801	(2)%
As a percentage of revenues	9%	9%

Technology and development expenses were relatively flat as compared to the prior period.

General and Administrative
General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, as well as recruiting, professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.

Three months ended June 30, 2012 as compared to the three months ended June 30, 2011

	Three Months Ended		Change
	June 30, 2012	June 30, 2011	Q2'12 vs. Q2'11
	(in thousands, except percentages)
General and administrative	$29,810	$30,670	(3)%
As a percentage of revenues	4%	4%

General and administrative expenses were relatively flat as compared to the prior period, primarily due to a $5.9 million decrease in costs associated with various legal claims against us offset by an increase in personnel-related costs of $4.7 million resulting from an 18% increase in average headcount.
Six months ended June 30, 2012 as compared to the six months ended June 30, 2011

	Six Months Ended		Change
	June 30, 2012	June 30, 2011	YTD'12 vs. YTD'11
	(in thousands, except percentages)
General and administrative	$58,902	$53,668	10%
As a percentage of revenues	4%	4%

The $5.2 million increase in general and administrative expenses was primarily attributable to an increase in personnel-related costs of $14.4 million, including a $2.8 million increase in stock-based compensation resulting from a 23% increase in average headcount. This increase was partially offset by an $8.3 million decrease in costs associated with various legal claims against us and other miscellaneous expenses primarily related to the use of outside and professional services, taxes and insurance.
Three months ended June 30, 2012 as compared to the three months ended March 31, 2012

	Three Months Ended		Change
	June 30, 2012	March 31, 2012	Q2'12 vs. Q1'12
	(in thousands, except percentages)
General and administrative	$29,810	$29,092	2%
As a percentage of revenues	4%	3%

General and administrative expenses were relatively flat as compared to the prior period.

Provision (benefit) for Income Taxes

Our effective tax rates for the three months ended June 30, 2012, March 31, 2012 and June 30, 2011 were 42.1%, (34.7%) and 38.4%, respectively. Our effective tax rate for the six months ended June 30, 2012 and 2011 were 56.5% and 38.6%, respectively. These rates differed from the federal statutory rate due primarily to state taxes which were partially offset by the California R&D tax credit. The expiration of the Federal R&D tax credit on December 31, 2011 resulted in an increase in our effective tax rate for the three and six months ended June 30, 2012.

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
Our primary uses of cash include the acquisition and licensing of content, content delivery expenses, marketing and payroll related expenses. We expect to continue to make significant investments to license streaming content both domestically and internationally and expect to add more original programs in the fourth quarter of 2012 and in 2013. These investments could impact our liquidity and in particular our operating cash flows.
As a result of our increased investments in new International markets and in original content we may have negative operating cash flows and/or use of cash for the year ended December 31, 2012. Although we currently anticipate that our available funds will be sufficient to meet our cash needs for the foreseeable future, we may be required or choose to obtain additional financing. Our ability to obtain additional financing will depend on, among other things, our development efforts, business plans, operating performance, current and projected compliance with our debt covenants, and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
On June 11, 2010, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase $300.0 million of our common stock through the end of 2012. As of June 30, 2012, $41.0 million of this authorization remained. The timing and actual number of shares repurchased is in the discretion of management and will depend on various factors, including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. We do not expect to make further stock repurchases for the foreseeable future.
Cash Flow
Three months ended June 30, 2012 as compared to the three months ended June 30, 2011

	Three Months Ended		Change
	June 30, 2012	June 30, 2011	Q2'12 vs. Q2'11
	(in thousands, except percentages)
Net cash provided by operating activities	19,692	86,392	(77)%
Net cash used in investing activities	(10,939)	(34,949)	(69)%
Net cash used in financing activities	(117)	(26,655)	(100)%
Cash provided by operating activities decreased $66.7 million, primarily due to increased payments for content acquisition and licensing other than DVD library of $221.5 million or 76%, partially offset by an increase in subscription revenues of $100.6 million or 13%. Operating cash flows were further impacted by decreases in DVD shipping and packaging expenses.

Cash used in investing activities decreased $24.0 million, primarily due to an $11.1 million decrease in the acquisitions of DVD content, as well as a $5.7 million decrease in the purchases, net of proceeds from sales and maturities, of short-term investments. The decrease was also due to a decrease in the purchase of property and equipment of $5.0 million due to a decrease in purchases of automation equipment for our various shipping centers.

Cash used in financing activities was immaterial for the second quarter of 2012. In the second quarter of 2011, cash used in financing activities was $26.7 million which consisted primarily of stock repurchases of $51.4 million offset partially by the excess tax benefit and proceeds from issuance of stock options.

Six months ended June 30, 2012 as compared to the six months ended June 30, 2011

	Six Months Ended		Change
	June 30, 2012	June 30, 2011	YTD'12 vs. YTD'11
	(in thousands, except percentages)
Net cash provided by operating activities	38,801	202,715	(81)%
Net cash used in investing activities	(146,756)	(108,624)	35%
Net cash provided by (used in) financing activities	3,915	(113,383)	103%
Cash provided by operating activities decreased $163.9 million, primarily due to increased payments for content acquisition and licensing other than DVD library of $455.7 million or 86%, partially offset by an increase in subscription revenues of $251.8 million or 17%. Operating cash flows were further impacted by decreases in DVD shipping and packaging expenses offset partially by increases in payroll expenses and payments for advertising and affiliates transactions.
Cash used in investing activities increased $38.1 million primarily due to a $76.5 million increase in the purchases, net of proceeds from sales and maturities, of short-term investments. These increases were partially offset by a $19.6 million decrease in the acquisitions of DVD content library and a $16.5 million decrease in the purchase of property and equipment due to a decrease in purchases of automation equipment for our various shipping centers.

Cash provided by financing activities increased by $117.3 million primarily due to $160.1 million of stock repurchases in the six months ended June 30, 2011, partially offset a decrease in the excess tax benefit and proceeds from issuance of stock options.
Three months ended June 30, 2012 as compared to the three months ended March 31, 2012

	Three Months Ended		Change
	June 30, 2012	March 31, 2012	Q2'12 vs. Q1'12
	(in thousands, except percentages)
Net cash provided by operating activities	19,692	19,109	3%
Net cash used in investing activities	(10,939)	(135,817)	(92)%
Net cash provided by (used in) financing activities	(117)	4,032	(103)%
Cash provided by operating activities was relatively flat, due to increased payments for content acquisition and licensing other than DVD library of $43.7 million or 9%, partially offset by an increase in subscription revenues of $19.4 million or 2%. Operating cash flows were further impacted by decreases in payments for advertising and affiliates transactions.
Cash used in investing activities decreased $124.9 million primarily due to a $116.4 million decrease in the purchases, net of proceeds from sales and maturities of short-term investments. Investing activities were further impacted by a decrease in the acquisitions of DVD content library of $5.5 million and a $1.1 million decrease in the purchase of property and equipment.

Cash used in financing activities increased by $4.1 million primarily due to a decrease in excess tax benefit and proceeds from issuance of stock options.
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
The following tables reconcile net cash provided by operating activities, a GAAP financial measure, to free cash flow, a non-GAAP financial measure.

	Three Months Ended
	June 30, 2012	June 30, 2011
	(in thousands)
Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	$19,692	$86,392
Acquisitions of DVD content library	(8,012)	(19,065)
Purchases of property and equipment	(3,644)	(8,626)
Other assets	3,132	844
Non-GAAP free cash flow	$11,168	$59,545

 Free cash flow for the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 decreased $48.4 million primarily due to a decrease of $59.1 million in net income as adjusted for non-cash stock based compensation. Additionally, free cash flow decreased as payments for content increased $210.4 million while content expenses increased $203.2 million. This was partially offset by lower payments for property and equipment as compared to depreciation expense increasing free cash flow by $5.8 million as well as miscellaneous increases to accounts payable and accrued expenses.

	Six Months Ended
	June 30, 2012	June 30, 2011
	(in thousands)
Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	$38,801	$202,715
Acquisitions of DVD content library	(21,540)	(41,184)
Purchases of property and equipment	(8,410)	(24,946)
Other assets	4,466	2,263
Non-GAAP free cash flow	$13,317	$138,848

Free cash flow for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 decreased $125.5 million primarily due to a decrease of $116.9 million in net income as adjusted for non-cash stock based compensation. Additionally, differences between tax payments and tax provision contributed $22.3 million to the decrease in free cash flow and a decrease in the cash flow from deferred revenue contributed $15.8 million to the decrease. This was partially offset by payments for property and equipment as compared to depreciation expense decreasing free cash flow by $19.2 million and by content payments which increased $436.1 million while content expenses increased $437.7 million.

	Three Months Ended
	June 30, 2012	March 31, 2012
	(in thousands)
Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	$19,692	$19,109
Acquisitions of DVD content library	(8,012)	(13,528)
Purchases of property and equipment	(3,644)	(4,766)
Other assets	3,132	1,334
Non-GAAP free cash flow	$11,168	$2,149

Free cash flow for the three months ended June 30, 2012 as compared to the three months ended March 31, 2012 increased $9.0 million primarily due to an increase of $9.9 million in net income as adjusted for non-cash stock based compensation. Additionally, differences between tax payments and tax provision (benefit) contributed $11.3 million to the increase in free cash flow. This was partially offset by content payments which increased $38.2 million while content expenses increased $26.0 million.

Effect of Exchange Rates

Revenues, as well as certain expenses, primarily content licensing and marketing, incurred in the International streaming segment, are denominated in the local currency. During the three months ended June 30, 2012, the losses on foreign exchange transactions were $1.5 million and the effect of exchange rate changes on cash and cash equivalents was $2.4 million. During the three months ended June 30, 2011, the gains or losses on foreign exchange transactions and the effect of exchange rate changes on cash and cash equivalents were insignificant. During the six months ended June 30, 2012, the losses on foreign exchange transactions were $3.0 million and the effect of exchange rate changes on cash and cash equivalents was $1.8 million. During the six months ended June 30, 2011, the gains or losses on foreign exchange transactions and the effect of exchange rate changes on cash and cash equivalents were insignificant.

Contractual Obligations

For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of June 30, 2012. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at June 30, 2012:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$5,023,748	2,053,397	2,427,772	482,281	60,298
8.50% Notes (2)	293,500	17,000	34,000	34,000	208,500
Senior Convertible Notes (2)	200,000	—	—	—	200,000
Operating lease obligations	60,189	17,447	24,144	14,835	3,763
Lease financing obligations (3)	17,268	3,780	5,886	5,886	1,716
Other purchase obligations (4)	257,799	179,269	77,779	751	—
Total	$5,852,504	$2,270,893	$2,569,581	$537,753	$474,277

(1)
Streaming content obligations include agreements to acquire and license streaming content. As of June 30, 2012 such obligations were comprised of $1.2 billion of current "Content liabilities", $0.8 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $3.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.

Starting this quarter, streaming content obligations in the table above include the streaming portion of current “Content liabilities” reflected on the Consolidated Balance Sheet. In prior periods, the current "Content liabilities" were presented in a footnote to the table.  Note that total streaming content obligations of $4.83 billion and $4.82 billion, remain unchanged from what was previously reported as of March 31, 2012 and December 31, 2011, respectively.
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

(2)
Long-term debt obligations include our 8.50% senior notes consisting of principal and interest payments and the Convertible notes consisting solely of the principal amount. Please see Note 5 of the notes to consolidated financial statements for further details.

(3)	Represents the lease financing obligations for our Los Gatos, California headquarters.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming content delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of June 30, 2012, we had gross unrecognized tax benefits of $29.5 million and an additional $2.7 million for gross interest and penalties classified as “Other non-current liabilities” on the Consolidated Balance Sheets. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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

When the streaming license fee is known or reasonably determinable for a specific title and the specific title is first available for streaming to subscribers, the title is recognized on the Consolidated Balance Sheets as “Current content library” for the portion available for streaming within one year and as “Non-current content library” for the remaining portion. New titles recognized in the content library are classified in the line item “Additions to streaming content library” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. The streaming content library is reported at the lower of unamortized cost or estimated net realizable value. We amortize the content library on a straight-line basis over each title's contractual window of availability, which typically ranges from six months to five years. The streaming content library is reviewed for impairment when an event or change in circumstances indicates a change in the expected usefulness of the content. An impairment would be recorded as necessary to adjust the streaming content library to the lower of unamortized cost or estimated net realizable value which is determined on an aggregate geographic region level. No material write down from unamortized cost to a lower net realizable value was recorded in any of the periods presented. The amortization is classified in “Cost of revenues—Subscription” on the Consolidated Statements of Operations and in the line item “Amortization of streaming content library” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. Costs related to subtitles, dubbing, and closed captioning are capitalized in “Current content library” on the Consolidated Balance Sheets and amortized over the window of availability. Payment terms for these license fees may extend over the term of the license agreement, which typically ranges from six months to five years. For the titles recognized in content library, the license fees due but not paid are classified on the Consolidated Balance Sheets as current "Content liabilities” for the amounts due within one year and as “Non-current content liabilities” for the amounts due beyond one year. Changes in these liabilities are classified in the line item “Change in streaming content liabilities” within net cash provided by operating activities on the Consolidated Statement of Cash Flows. We record the streaming content library assets and their related liability on our Consolidated Balance Sheets at the gross amount of the liability. Payments for the titles not yet available for streaming are not yet recognized in the content library but in prepaid content. Minimum commitments for the titles not yet available for streaming are not yet recognized in the content library and are included in Note 8 to the consolidated financial statements.
When the streaming license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for asset recognition in the content library. Titles do not meet the criteria for asset recognition in the content library because the underlying license agreement does not specify the number of titles or the license fee per title or the windows of availability per title, so that the license fee is not known or reasonably determinable for a specific title. Typical payment terms for these agreements, which can range from three to five years, require us to make equal fixed payments at the beginning of each quarter of the license term. To the extent that cumulative payments exceed cumulative amortization, prepaid content is recorded on the Consolidated Balance Sheets. We amortize the license fees on a straight-line basis over the term of each license agreement. The amortization is classified in “Cost of revenues—Subscription” on the Consolidated Statements of Operations and in the line item “Net income” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. Changes in prepaid content are classified within net cash provided by operating activities in the line item “Prepaid content” on the Consolidated Statements of Cash Flows. Commitments for licenses that do not meet the criteria for asset recognition in the content library are included in Note 8 to the consolidated financial statements.
We acquire DVD content for the purpose of renting such content to our subscribers and earning subscription rental revenues, and, as such, we consider our direct purchase DVD library to be a productive asset. Accordingly, we classify our DVD library in “Non-current content library” on the Consolidated Balance Sheets. The acquisition of DVD content library, net of changes in related liabilities, is classified in the line item “Acquisitions of DVD content library” within cash used in investing activities on the Consolidated Statements of Cash Flows because the DVD content library is considered a productive asset. Other companies in the in-home entertainment video industry classify these cash flows as operating activities. We amortize our direct purchase DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new release DVDs and back-catalog DVDs is estimated to be one year and three years, respectively. The amortization of the DVD content library is classified in “Cost of revenues—Subscription” on the Consolidated Statement of Operations and in the line item “Amortization of DVD content library” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. We also obtain DVD content through revenue sharing agreements with studios and distributors. Revenue sharing obligations incurred based on utilization are classified in “Cost of revenues—Subscription” on the Consolidated Statements of Operations and in the line item “Net income” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. The terms of some revenue sharing agreements obligate us to make a low initial payment for certain titles, representing a minimum contractual obligation under the agreement. The low initial payment is in exchange for a commitment to share a percentage of our subscription revenues or to pay a fee, based on utilization, for a defined period of time. The initial payment may be in the form of an upfront non-refundable payment which is classified in content library or in the form of a prepayment of future revenue sharing obligations which is classified as prepaid content.
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

•
Expected Volatility:  Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods thereby precluding sole reliance on implied volatility. An increase of 10% in our computation of expected volatility would increase the total stock-based compensation expense by approximately $0.8 million.

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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At June 30, 2012, our estimated gross unrecognized tax benefits were $29.5 million of which $23.3 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 7 to the consolidated financial statements for further information regarding income taxes.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 8 in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

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

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 1, 2012, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011 (iii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.
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

NETFLIX, INC.
Dated: August 1, 2012	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: August 1, 2012	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

4.3	Indenture, dated November 28, 2011, among Netflix, Inc. and Wells Fargo Bank, National Association, relating to the Zero Coupon Senior Convertible Notes due 2018.	8-K	000-49802	4.1	November 28, 2011
4.4	Registration Rights Agreement dated November 28, 2011, by and among Netflix, Inc., TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P.	8-K	000-49802	10.1	November 28, 2011
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 7, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 filed with the SEC on August 1, 2012, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2012 and 2011 (iii) Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.