Form 10-Q
period 2012-09-30
NETFLIX INC
filed 2012-10-30
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2012, there were 55,545,531 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	$905,089	$821,839	$2,664,043	$2,329,002
Cost of revenues:
Subscription	602,165	471,823	1,749,816	1,277,018
Fulfillment expenses	60,473	64,794	180,183	187,728
Total cost of revenues	662,638	536,617	1,929,999	1,464,746
Gross profit	242,451	285,222	734,044	864,256
Operating expenses:
Marketing	113,233	89,108	367,357	288,350
Technology and development	82,521	69,480	246,869	178,250
General and administrative	30,562	29,792	89,464	83,460
Total operating expenses	226,316	188,380	703,690	550,060
Operating income	16,135	96,842	30,354	314,196
Other income (expense):
Interest expense	(4,990)	(4,915)	(14,970)	(15,083)
Interest and other income (expense)	801	1,696	192	3,574
Income before income taxes	11,946	93,623	15,576	302,687
Provision for income taxes	4,271	31,163	6,321	111,780
Net income	$7,675	$62,460	$9,255	$190,907
Earnings per share:
Basic	$0.14	$1.19	$0.17	$3.63
Diluted	$0.13	$1.16	$0.16	$3.53
Weighted average common shares outstanding:
Basic	55,541	52,569	55,508	52,599
Diluted	58,729	53,870	58,829	54,008
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Net income	$7,675	$62,460	$9,255	$190,907
Other comprehensive income (loss):
Foreign currency translation adjustments	1,084	—	1,128	—
Change in unrealized gains on available-for-sale securities	1,565	(213)	1,908	172
Other comprehensive income (loss) before tax	2,649	(213)	3,036	172
Income tax expense related to items of other comprehensive income	(604)	(83)	(736)	(334)
Other comprehensive income (loss), net of tax	2,045	(296)	2,300	(162)
Comprehensive income	$9,720	$62,164	$11,555	$190,745

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2012	December 31, 2011
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$370,298	$508,053
Short-term investments	428,057	289,758
Current content library, net	1,335,769	919,709
Prepaid content	33,152	56,007
Other current assets	57,742	57,330
Total current assets	2,225,018	1,830,857
Non-current content library, net	1,366,566	1,046,934
Property and equipment, net	133,603	136,353
Other non-current assets	83,646	55,052
Total assets	$3,808,833	$3,069,196
Liabilities and Stockholders’ Equity
Current liabilities:
Content liabilities	$1,280,885	$935,036
Accounts payable	91,511	86,992
Accrued expenses	70,681	54,231
Deferred revenue	155,146	148,796
Total current liabilities	1,598,223	1,225,055
Non-current content liabilities	1,030,979	739,628
Long-term debt	200,000	200,000
Long-term debt due to related party	200,000	200,000
Other non-current liabilities	62,791	61,703
Total liabilities	3,091,993	2,426,386
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at September 30, 2012 and December 31, 2011; 55,545,531 and 55,398,615 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	56	55
Additional paid-in capital	281,593	219,119
Accumulated other comprehensive income, net	3,006	706
Retained earnings	432,185	422,930
Total stockholders’ equity	716,840	642,810
Total liabilities and stockholders’ equity	$3,808,833	$3,069,196
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net income	$7,675	$62,460	$9,255	$190,907
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to streaming content library	(744,714)	(539,285)	(1,883,859)	(1,344,187)
Change in streaming content liabilities	274,196	313,781	631,802	819,909
Amortization of streaming content library	410,947	187,446	1,126,680	417,849
Amortization of DVD content library	13,132	23,000	49,482	73,990
Depreciation and amortization of property, equipment and intangibles	11,128	11,913	33,506	31,921
Stock-based compensation expense	18,472	15,705	56,254	43,505
Excess tax benefits from stock-based compensation	(111)	(11,761)	(4,173)	(45,283)
Other non-cash items	(2,078)	(1,745)	(5,176)	(3,472)
Deferred taxes	(15,606)	(5,281)	(26,449)	(14,190)
Changes in operating assets and liabilities:
Prepaid content	15,358	(17,335)	22,855	(14,928)
Other current assets	(3,476)	(8,578)	188	4,935
Accounts payable	(6,652)	(7,052)	(7,807)	3,949
Accrued expenses	15,294	23,489	23,931	59,241
Deferred revenue	2,356	13,992	6,350	33,746
Other non-current assets and liabilities	4,229	(11,218)	6,112	(5,646)
Net cash provided by operating activities	150	49,531	38,951	252,246
Cash flows from investing activities:
Acquisitions of DVD content library	(8,586)	(20,826)	(30,126)	(62,010)
Purchases of short-term investments	(67,779)	(7,673)	(430,549)	(100,536)
Proceeds from sale of short-term investments	52,172	37	272,680	31,508
Proceeds from maturities of short-term investments	2,695	1,805	23,685	18,440
Purchases of property and equipment	(13,883)	(14,080)	(22,293)	(39,026)
Other assets	1,857	(844)	6,323	1,419
Net cash used in investing activities	(33,524)	(41,581)	(180,280)	(150,205)
Cash flows from financing activities:
Proceeds from issuance of common stock upon exercise of options	318	4,409	2,066	18,589
Financing costs	—	—	(759)	—
Repurchases of common stock	—	(39,602)	—	(199,666)
Excess tax benefits from stock-based compensation	111	11,761	4,173	45,283
Principal payments of lease financing obligations	(587)	(526)	(1,723)	(1,547)
Net cash provided by (used in) financing activities	(158)	(23,958)	3,757	(137,341)
Effect of exchange rate changes on cash and cash equivalents	1,579	—	(183)	—
Net decrease in cash and cash equivalents	(31,953)	(16,008)	(137,755)	(35,300)
Cash and cash equivalents, beginning of period	402,251	175,207	508,053	194,499
Cash and cash equivalents, end of period	$370,298	$159,199	$370,298	$159,199
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on February 10, 2012. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include: the amortization policy of the Company’s content library; the valuation of stock-based compensation; and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. The actual results experienced by the Company may differ from management’s estimates.
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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands, except per share data)
Basic earnings per share:
Net income	$7,675	$62,460	$9,255	$190,907
Shares used in computation:
Weighted-average common shares outstanding	55,541	52,569	55,508	52,599
Basic earnings per share	$0.14	$1.19	$0.17	$3.63

Diluted earnings per share:
Net income	$7,675	$62,460	$9,255	$190,907
Convertible Notes interest expense, net of tax	49	—	146	—
Numerator for diluted earnings per share	$7,724	$62,460	$9,401	$190,907
Shares used in computation:
Weighted-average common shares outstanding	55,541	52,569	55,508	52,599
Convertible notes shares	2,331	—	2,331	—
Employee stock options	857	1,301	990	1,409
Weighted-average number of shares	58,729	53,870	58,829	54,008
Diluted earnings per share	$0.13	$1.16	$0.16	$3.53

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Employee stock options	1,782	189	1,199	76

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

	As of
	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$331,902	$—	$—	$331,902
Level 1 securities (1):
Money market funds	7,618	—	—	7,618
Level 2 securities (2):
Corporate debt securities	139,064	1,709	(3)	140,770
Government and agency securities	202,466	339	—	202,805
Asset and mortgage-backed securities	119,179	991	(40)	120,130
	$800,229	$3,039	$(43)	$803,225
Less: Restricted cash (1)				(4,870)
Total cash, cash equivalents and short-term investments				$798,355

	As of
	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$388,941	$—	$—	$388,941
Level 1 securities (3):
Money market funds	123,608	—	—	123,608
Level 2 securities (4):
Corporate debt securities	112,264	603	(214)	112,653
Government and agency securities	175,464	694	(56)	176,102
Asset and mortgage-backed securities	941	62	—	1,003
	$801,218	$1,359	$(270)	$802,307
Less: Restricted cash (3)				(4,496)
Total cash, cash equivalents and short-term investments				$797,811

(1)	Includes $2.7 million classified in cash and cash equivalents and $4.9 million of restricted cash classified in other non-current assets.

(2)	Includes $35.6 million classified in cash and cash equivalents and $428.1 million included in short-term investments in the Company’s consolidated balance sheets.

(3)	Includes $119.1 million classified in cash and cash equivalents and $4.5 million of restricted cash classified in other current assets and non-current assets.

(4)	Included in short-term investments.

Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of available-for-sale securities and cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of cash equivalents and available-for-sale securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. The Company's procedures include controls to ensure that appropriate fair values are recorded, such as comparing prices obtained from multiple independent sources. See Note 5 to the consolidated financial statements for further information regarding the fair value of the Company’s Senior Convertible Notes and Senior Notes.

Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at September 30, 2012. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three or nine months ended September 30, 2012 and 2011. In addition, there were no material gross realized gains or losses in the three or nine months ended September 30, 2012 and 2011.
The estimated fair value of short-term investments by contractual maturity as of September 30, 2012 is as follows:

(in thousands)
Due within one year	$17,011
Due after one year and through 5 years	364,929
Due after 5 years and through 10 years	7,091
Due after 10 years	39,026
Total short-term investments	$428,057

4. Balance Sheet Components
Content Library
Content library consisted of the following:

	As of
	September 30, 2012			December 31, 2011
	Streaming	DVD	Total	Streaming	DVD	Total
	(in thousands)
Total content library, gross	$4,021,055	$525,634	$4,546,689	$2,552,284	$599,155	$3,151,439
Accumulated amortization	(1,343,859)	(500,495)	(1,844,354)	(632,270)	(552,526)	(1,184,796)
Total content library, net	2,677,196	25,139	2,702,335	1,920,014	46,629	1,966,643
Current content library, net	1,335,769	—	1,335,769	919,709	—	919,709
Non-current content library, net	$1,341,427	$25,139	$1,366,566	$1,000,305	$46,629	$1,046,934

Content Liabilities
Content liabilities consisted of the following:

	As of
	September 30, 2012			December 31, 2011
	Streaming	DVD	Total	Streaming	DVD	Total
	(in thousands)
Content liabilities	$1,260,999	$19,886	$1,280,885	$915,796	$19,240	$935,036
Non-current content liabilities	1,026,227	4,752	1,030,979	739,628	—	739,628
Total content liabilities	$2,287,226	$24,638	$2,311,864	$1,655,424	$19,240	$1,674,664

The Company typically enters into multi-year streaming content licenses with studios and other distributors that may result in an increase in the streaming content library and a corresponding increase in streaming content liabilities. The payment terms for these streaming license fees may extend over the term of the license agreement, which typically ranges from six months to five years. In the nine months ended September 30, 2012, streaming content liabilities increased $631.8 million, as compared to a higher increase in streaming content library, net, of $757.2 million due to payments exceeding amortization of the streaming content library.
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

		As of
		September 30, 2012	December 31, 2011
		(in thousands)
Computer equipment	3 years	$79,851	$67,090
Operations and other equipment	5 years	100,226	100,306
Software	3 years	38,450	35,356
Furniture and fixtures	3 years	17,014	17,310
Buildings	30 years	40,681	40,681
Leasehold improvements	Over life of lease	43,168	44,473
Capital work-in-progress		10,443	822
Property and equipment, gross		329,833	306,038
Less: Accumulated depreciation		(196,230)	(169,685)
Property and equipment, net		$133,603	$136,353

5. Long-term Debt
Senior Convertible Notes

As of September 30, 2012, the Company had $200.0 million aggregate principal amount of zero coupon senior convertible notes due on December 1, 2018 (the “Convertible Notes”) outstanding. The Convertible Notes were issued in a private placement offering to TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P. A general partner of these funds also serves on the Company’s board of directors, and as such, the issuance of the notes was considered a related party transaction. At any time following May 28, 2012, the Company may elect to cause the conversion of the Convertible Notes into shares of the Company’s common stock when specified conditions are satisfied, including that the daily volume weighted average price of the Company’s common stock is equal or greater than $111.54 for at least 50 trading days during a 65 trading day period prior to the conversion date. The Convertible Notes include, among other terms and conditions, limitations on the Company’s ability to pay cash dividends or to repurchase shares of its common stock, subject to specified exceptions. At September 30, 2012 and December 31, 2011, the Company was in compliance with these covenants.
Based on quoted market prices of the Company’s publicly traded debt, the fair value of the Convertible Notes as of September 30, 2012 and December 31, 2011 was approximately $213.0 million and $206.5 million, respectively.
Senior Notes
As of September 30, 2012, the Company also had $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (the “8.50% Notes”) outstanding. Interest on the 8.50% Notes is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year.
On or after November 15, 2013, the Company may redeem the 8.50% Notes in whole or in part at specified prices ranging from 104.25% to 100% of the principal plus accrued interest. The 8.50% Notes include, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends, make distributions, or purchase or redeem the Company’s equity interests (each subject to specified exceptions). At September 30, 2012 and December 31, 2011, the Company was in compliance with these covenants.
Based on quoted market prices, the fair value of the 8.50% Notes as of September 30, 2012 and December 31, 2011 was approximately $213.0 million and $206.5 million, respectively.

6. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of September 30, 2012, 4.5 million shares were reserved for future grants under the 2011 Stock Plan.
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
A summary of the activity related to the Company’s stock option plans during the nine months ended September 30, 2012 is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances as of December 31, 2011	7,013,508	2,957,754	$66.59
Granted	(1,321,197)	1,321,197	75.95
Exercised	—	(146,916)	14.06
Canceled	48	(48)	35.95
Expired	(1,160,721)	—	—
Balances as of September 30, 2012	4,531,638	4,131,987	71.45	6.97	$50,057
Vested and exercisable at September 30, 2012		4,131,987	71.45	6.97	$50,057

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2012. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the three months ended September 30, 2012 and 2011 was $0.4 million and $32.2 million, respectively. Total intrinsic value of options exercised for the nine months ended September 30, 2012 and 2011 was $13.2 million and $125.6 million, respectively.
Cash received from option exercises for the three months ended September 30, 2012 and 2011 was $0.3 million and $4.4 million, respectively. Cash received from option exercises for the nine months ended September 30, 2012 and 2011 was $2.1 million and $18.6 million, respectively.
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

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Dividend yield	—%	—%	—%	—%
Expected volatility	60%	52%	60% - 65%	51% - 52%
Risk-free interest rate	1.61%	2.98%	1.61 - 2.01%	2.98-3.42%
Suboptimal exercise factor	2.27 - 3.64	2.26 - 3.63	2.26 - 3.65	2.17-3.63

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected term for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted.

The weighted-average fair value of employee stock options granted during the three months ended September 30, 2012 and 2011 was $32.57 and $137.90 per share, respectively. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2012 and 2011 was $42.58 and $127.41 per share, respectively.

The following table summarizes stock-based compensation expense, net of tax, related to stock option plans which was allocated as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
	(in thousands)
Fulfillment expenses	$103	$206	$260	$1,446
Marketing	690	1,539	2,911	4,273
Technology and development	10,510	7,522	31,550	19,819
General and administrative	7,169	6,438	21,533	17,967
Stock-based compensation expense before income taxes	18,472	15,705	56,254	43,505
Income tax benefit	(7,128)	(5,228)	(21,709)	(16,066)
Stock-based compensation after income taxes	$11,344	$10,477	$34,545	$27,439

Stock Repurchases

Under the Company’s current stock repurchase plan, announced on June 11, 2010, the Company is authorized to repurchase up to $300.0 million of its common stock through the end of 2012. The Company did not repurchase stock during the nine months ended September 30, 2012. As of September 30, 2012, $41.0 million of this authorization remained. The timing and actual number of shares repurchased is at management’s discretion and will depend on various factors including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions.

7. Income Taxes

The effective tax rates for the three months ended September 30, 2012 and 2011 were 35.8% and 33.3%, respectively. The effective tax rates for the nine months ended September 30, 2012 and 2011 were 40.6% and 36.9%, respectively. These rates differed from the federal statutory rate due primarily to state taxes which were partially offset by the California R&D tax credit. The increase in the Company's effective tax rates for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was primarily attributable to the expiration of the Federal R&D tax credit on December 31, 2011 and the expiration of the statute of limitations for years 1997 through 2007, resulting in a discrete benefit of $3.5 million in the third quarter of 2011.

As of December 31, 2011, the Company had $28.1 million of gross unrecognized tax benefits. During the nine months ended September 30, 2012, the Company had an increase in gross unrecognized tax benefits of approximately $1.1 million. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $23.0 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as “Other non-current liabilities” on the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations. As of September 30, 2012, the total amount of gross interest and penalties accrued was $2.8 million, and is classified as “Other non-current liabilities” on the Consolidated Balance Sheets.
Deferred tax assets include $8.4 million and $10.0 million classified as “Other current assets” and $55.7 million and $28.3 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of September 30, 2012 and December 31, 2011, it was considered more likely than not that substantially all deferred tax assets would be realized, and no significant valuation allowance was recorded.
Income tax benefits attributable to the exercise of employee stock options of $0.1 million and $11.6 million, during the three months ended September 30, 2012 and 2011, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets. Income tax benefits attributable to the exercise of employee stock options of $4.2 million and $45.0 million, during the nine months ended September 30, 2012 and 2011, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets.

The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2008 through 2011.  The Company is currently under examination by the state of California for the years 2006 and 2007. The years 1997 through 2005, as well as 2008 through 2011, remain subject to examination by the state of California. Given the potential outcome of the current examinations, as well as the impact of the current examination on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, at this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

8. Commitments and Contingencies

Streaming Content

The Company had $5.0 billion and $4.8 billion of obligations at September 30, 2012 and December 31, 2011, respectively, including agreements to acquire and license streaming content that represent current or long-term liabilities or that are not reflected on the Consolidated Balance Sheets because they do not meet content library asset recognition criteria. The license agreements that are not reflected on the Consolidated Balance Sheets do not meet content library asset recognition criteria because either the fee is not known or reasonably determinable for a specific title or it is known but the title is not yet available for streaming to subscribers.

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
The Company has entered into certain license agreements that include an unspecified or a maximum number of titles that the Company may or may not receive in the future and/or that include pricing contingent upon certain variables, such as theatrical exhibition receipts for the title. As of the reporting date, it is unknown whether the Company will receive access to these titles or what the ultimate price per title will be. Accordingly, such amounts are not reflected in the commitments described below. However such amounts are expected to be significant and the expected timing of payments could range from less than one year to more than five years.

The expected timing of payments for these agreements to acquire and license streaming content that represent current or long-term liabilities as well as obligations not reflected on the consolidated balance sheet is as follows:

	As of
	September 30, 2012	December 31, 2011
	(in thousands)
Less than one year	$2,088,881	$1,713,445	(1)
Due after one year and through 3 years	2,391,629	2,384,373
Due after 3 years and through 5 years	433,549	650,480
Due after 5 years	58,968	74,696
Total streaming content obligations	$4,973,027	$4,822,994

(1) Prior period amounts have been presented to conform to the current period presentation which includes the streaming portion of current "Content liabilities" reflected on the Consolidated Balance Sheets. Note that total streaming content obligations remain unchanged with this presentation. Specifically, payments for streaming content obligations expected to be made in less than one year as of September 30, 2012 and December 31, 2011, as shown above, include $1.3 billion and $0.9 billion, respectively, of current "Content liabilities" reflected on the Consolidated Balance Sheets.
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

9. Segment Information
Beginning in the fourth quarter of 2011, the Company has three operating segments: Domestic streaming, International streaming and Domestic DVD. Segment information is presented along the same lines that the Company’s chief operating decision maker reviews the operating results in assessing performance and allocating resources. The Company’s chief operating decision maker reviews revenue and contribution profit (loss) for each of the reportable segments. Contribution profit (loss) is defined as revenues less cost of revenues and marketing expenses.
Revenues and the related credit card fees are attributed to the operating segment based on the nature of the underlying subscription (DVD or streaming) and the geographic region from which the subscription originates. Cost of revenues are primarily attributed to the operating segment based on the amounts directly incurred by the segment to obtain content and deliver it to the specific region. Allocations of certain corporate costs related to customer service are included in the total cost of revenues within each operating segment. Marketing is primarily comprised of advertising expenses which are generally included in the segment in which the expenditures are directly incurred. Marketing also includes an allocation of the cost of revenues incurred by that segment related to free trials.
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
 The following tables represent segment information for the quarter ended September 30, 2012:

	As of/ Three months ended September 30, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total subscriptions at end of period (1)	25,101	4,311	8,606	—
Revenues	$556,027	$77,744	$271,318	$905,089
Cost of revenues and marketing expense	465,079	170,121	140,671	775,871
Contribution profit (loss)	$90,948	$(92,377)	$130,647	$129,218
Other operating expenses				113,083
Operating income				16,135
Other income (expense)				(4,189)
Provision for income taxes				4,271
Net income				$7,675

	As of/ Nine months ended September 30, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total subscriptions at end of period (1)	25,101	4,311	8,606	—
Revenues	$1,595,397	$186,142	$882,504	$2,664,043
Cost of revenues and marketing expense	1,354,769	470,629	471,958	2,297,356
Contribution profit (loss)	$240,628	$(284,487)	$410,546	$366,687
Other operating expenses				336,333
Operating income				30,354
Other income (expense)				(14,778)
Provision for income taxes				6,321
Net income				$9,255

The following tables represent the Company’s segment information for the quarter ended September 30, 2011:

	As of/ Three months ended September 30, 2011
	Domestic	International	Consolidated
	(in thousands)
Total unique subscribers at end of period (2)	23,789	1,480	25,269
Revenues	$799,152	$22,687	$821,839
Cost of revenues and marketing expense	579,720	46,005	625,725
Contribution profit (loss)	$219,432	$(23,318)	$196,114
Other operating expenses			99,272
Operating income			96,842
Other income (expense)			(3,219)
Provision for income taxes			31,163
Net income			$62,460

	As of/ Nine months ended September 30, 2011
	Domestic	International	Consolidated
	(in thousands)
Total unique subscribers at end of period (2)	23,789	1,480	25,269
Revenues	$2,275,140	$53,862	$2,329,002
Cost of revenues and marketing expense	1,655,828	97,268	1,753,096
Contribution profit (loss)	$619,312	$(43,406)	$575,906
Other operating expenses			261,710
Operating income			314,196
Other income (expense)			(11,509)
Provision for income taxes			111,780
Net income			$190,907

(1) A subscription is defined as the right to receive either the Netflix streaming service or Netflix DVD service. In connection with the Company's subscription services, the Company offers free-trial memberships to new and certain rejoining members. A method of payment is required to be provided even during the free-trial period for the membership to be defined as a subscription and included in the above metrics. Total unique subscribers and total subscriptions include those subscribers who are on a free-trial. Paid unique subscribers and paid subscriptions exclude free trial memberships. A subscription would cease to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the monthly subscription period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately.

(2) For purposes of determining the number of unique subscribers, domestic subscribers who have elected both a DVD and a streaming subscription plan are considered a single unique subscriber.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy, contribution profit (losses) and margins both domestically and internationally, consolidated revenues, DVD and streaming subscription trends, investments in our international segment, cash use in connection with content acquisitions and international expansion, investments in content and marketing, consolidated revenue, content payments and expense, free cash flow and available funds, deferred tax assets, stock repurchases and future contractual obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. These forward-looking statements can be identified by our use of words such as "anticipate", "expect", "will", "may" and derivations thereof. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission (“SEC”) on February 10, 2012, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.

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

In September 2010, we began international operations by offering our streaming service in Canada. In September 2011, we expanded our streaming service to Latin America. In January 2012, we launched our streaming service in the United Kingdom ("U.K.") and Ireland. In October 2012, we launched our streaming service in Norway, Denmark, Sweden and Finland. We anticipate significant contribution losses in the International streaming segment in 2012 and extending into 2013.

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

	As of /Three Months Ended,
Subscription Metrics:	September 30, 2012	June 30, 2012	September 30, 2011
	(in thousands)
Domestic streaming (1):
Net additions	1,163	528
Paid subscriptions at end of period	23,801	22,686
Total subscriptions at end of period	25,101	23,938
International streaming (1):
Net additions	687	559	513
Paid subscriptions at end of period	3,689	3,024	989
Total subscriptions at end of period	4,311	3,624	1,480
Domestic DVD (1):
Net losses	(634)	(849)
Paid subscriptions at end of period	8,465	9,145
Total subscriptions at end of period	8,606	9,240
Consolidated (2):
Net unique subscriber additions during period	1,700	979	(292)
Paid unique subscribers at end of period	29,892	28,254	23,832
Total unique subscribers at end of period	31,818	30,118	25,269

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

(2)	For purposes of determining the number of unique subscribers, domestic subscribers who have elected both a DVD and a streaming subscription plan are considered a single unique subscriber.

The following represents our consolidated performance highlights:

	Three Months Ended			Change
	September 30, 2012	June 30, 2012	September 30, 2011	Q3'12 vs. Q2'12	Q3'12 vs. Q3'11
	(in thousands, except per share data)
Revenues	$905,089	$889,163	$821,839	2%	10%
Operating income	16,135	16,154	96,842	—%	(83)%
Net income	7,675	6,164	62,460	25%	(88)%
Diluted earnings per share	0.13	0.11	1.16	18%	(89)%
Free cash flow (3)	(20,462)	11,168	13,781	NM	NM

(3)	See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “net cash provided by operating activities” to “free cash flow.”

Consolidated revenues, operating income and net income for the third quarter of 2012 were relatively flat as compared to the second quarter of 2012. We expect consolidated revenues to increase at a modest pace sequentially in future quarters driven by the growth in global streaming subscriptions and partially offset by a decline in domestic DVD subscriptions. Investments in streaming content and marketing to support new international markets may result in future consolidated net losses.
Free cash flow for the three months ended September 30, 2012 decreased $31.6 million as compared to the three months ended June 30, 2012 to negative $20.5 million. Significant uses of cash in the quarter were cash payments for content (in excess of the expense), cash payments for property and equipment (in excess of depreciation expense) primarily related to equipment for our Open Connect content delivery program and reductions in miscellaneous accounts payable and accrued expenses. These uses of cash were partially offset by net income excluding the impact of non-cash stock compensation. The excess content payments over expense will continue to fluctuate over time based on new content licenses domestically and internationally and in particular may increase as a result of the timing of payments for original programming. Our movement into original programming will require more up-front cash payments than our typical licensing agreements, beginning in the fourth quarter of 2012 and increasing in 2013. We expect that free cash flow in future periods will be negatively impacted by investments in new international markets and in original content.
Segment Overview
The following tables set forth, for the periods presented, financial information for each of our reportable segments including revenues from subscriptions and contribution profit (loss) which is the measure of profitability used by our chief operating decision maker.

	Three months ended September 30, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Revenues	$556,027	$77,744	$271,318	$905,089
Cost of revenues and marketing expense	465,079	170,121	140,671	775,871
Contribution profit (loss)	$90,948	$(92,377)	$130,647	$129,218

	Three months ended June 30, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Revenues	$532,705	$64,973	$291,485	$889,163
Cost of revenues and marketing expense	449,533	154,400	157,719	761,652
Contribution profit (loss)	$83,172	$(89,427)	$133,766	$127,511

	Three months ended September 30, 2011 (1)
	Domestic	International	Consolidated
	(in thousands)
Revenues	$799,152	$22,687	$821,839
Cost of revenues and marketing expense	579,720	46,005	625,725
Contribution profit (loss)	$219,432	$(23,318)	$196,114

(1)	Presented using our segment reporting prior to the fourth quarter of 2011. Prior to the fourth quarter of 2011, our domestic streaming service and DVDs-by-mail operations were combined.

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
Our Domestic Streaming segment had a contribution margin of 16% for the third quarter of 2012. We expect further contribution margin expansion as investments in domestic content and marketing grow slower than domestic streaming revenue. Average number of paying domestic streaming subscriptions for the three months ending September 30, 2012 increased 4% from the prior quarter, driving the increase in Domestic streaming revenues. Content acquisition and licensing expense for our Domestic streaming segment represent the vast majority of expenses for this segment and increased 5% quarter over quarter. Marketing decreased by 7% due to reduced spending in TV and Radio advertising partially offset by an increase in online and direct-mail advertising. Content delivery and fulfillment expenses were immaterial for this period for the Domestic streaming segment.
Our International Streaming segment does not benefit from the established subscriber base that exists for the Domestic Streaming segment. As a result of having to build a member base from zero, investments in streaming content and marketing for our International segment are larger initially relative to revenues, in particular as new territories are launched. Marketing expenses incurred by our International streaming segment have been significant and will fluctuate dependent upon the number of International territories in which our streaming service is offered and the timing of the launch of new territories. Typically for a specific territory, marketing expenses represent a larger percentage of total expenses at launch. The contribution losses for our International segment have been significant and we expect will continue to be significant as we expand globally. Our International streaming segment had a contribution loss of $92.4 million for the third quarter of 2012 compared to a contribution loss of $89.4 million for the second quarter of 2012 due to increased investments in our content library to drive more membership growth and viewing. International streaming subscriptions increased 19% from June 30, 2012 to September 30, 2012, and the number of average paid subscriptions increased even more at 24% from the second to third quarters of 2012 due to conversion of free trial members. The increase in average paid subscriptions was the driver of the increase in International streaming revenues in the third quarter of 2012 as compared to the second quarter of 2012. International streaming subscriptions account for 15% of total streaming subscriptions at the end of the third quarter. The increase in revenues was partially offset by increases in content acquisition and licensing expenses of 14%. Content acquisition and licensing expense for our International streaming segment represent the vast majority of costs of revenues. Content delivery and fulfillment expenses were immaterial for this period and are not a material contributor to the contribution loss in our International segment.
The Domestic DVD segment had a small increase in contribution margin to 48% compared to 46% in the second quarter of 2012 due to a lower revenue mix in content utilization subject to revenue sharing agreements. Given that our core strategy is to grow a streaming subscription business both domestically and internationally, we do not expect future investments in DVD content, technology or marketing to be material. Current and future expenses for the Domestic DVD segment are primarily variable in nature such as shipping and packaging associated with delivery of DVDs-by-mail. As a result, contribution margins for the Domestic DVD segment are expected to increase slightly for the remainder of the year, while DVD subscription declines continue to moderate. DVD subscriptions as of September 30, 2012 decreased 7% from June 30, 2012, due to cancellations during the quarter, resulting in a 7% decrease in Domestic DVD revenues.

Consolidated Results of Operations
The following table sets forth, for the periods presented, the line items on our Consolidated Statements of Operations as a percentage of total revenues.

	Three Months Ended			Nine Months Ended
	September 30, 2012	June 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Revenues	100%	100%	100%	100%	100%
Cost of revenues:
Subscription	66%	65%	57%	66%	55%
Fulfillment expenses	7%	7%	8%	7%	8%
Total cost of revenues	73%	72%	65%	73%	63%
Operating expenses:
Marketing	13%	13%	11%	14%	12%
Technology and development	9%	9%	8%	9%	8%
General and administrative	3%	4%	4%	3%	4%
Total operating expenses	25%	26%	23%	26%	24%
Operating income	2%	2%	12%	1%	13%
Other income (expense):
Interest expense	(1)%	(1)%	—%	(1)%	—%
Interest and other income (expense)	—%	—%	—%	—%	—%
Income before income taxes	1%	1%	12%	—%	13%
Provision for income taxes	—%	—%	4%	—%	5%
Net income	1%	1%	8%	—%	8%

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
In the International streaming segment, we derive revenues from services consisting solely of streaming content offered through a subscription plan priced at approximately the equivalent of USD7.99 per month. In September 2010, we began international operations in Canada. We expanded to Latin America in September 2011 and the U.K. and Ireland in January 2012. In October 2012, we launched our streaming service in Norway, Denmark, Sweden and Finland.

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011

	Three Months Ended		Change
	September 30, 2012	September 30, 2011	Q3'12 vs. Q3'11
	(in thousands, except percentages)
Revenues (1)	$905,089	$821,839	10%
Domestic	827,345	799,152	4%
International	77,744	22,687	243%

(1)
Presented using our segment reporting prior to the fourth quarter of 2011. The Domestic segment consists of both our domestic streaming service and DVDs-by-mail as prior to the fourth quarter of 2011, our domestic streaming service and DVDs-by-mail operations were combined.

The $83.3 million increase in our consolidated revenues was due to the $28.2 million increase in domestic revenues and a $55.1 million increase in international revenues. Domestic revenues increased 4% as a result of the 12% growth in the domestic average number of unique paying subscribers driven by new streaming subscriptions. This increase was offset in part by a 7% decline in domestic average monthly revenue per unique paying subscriber, resulting from the popularity of the streaming subscription service and a decline in the percentage of unique paying subscribers electing both a streaming and a DVD subscription.
International revenues increased by $55.1 million primarily due to our launch in Latin America in September 2011 and our launch in the U.K. and Ireland in January 2012.
Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

	Nine Months Ended		Change
	September 30, 2012	September 30, 2011	YTD'12 vs. YTD'11
	(in thousands, except percentages)
Revenues (2)	$2,664,043	$2,329,002	14%
Domestic	2,477,901	2,275,140	9%
International	186,142	53,862	246%

(2)	Presented using our segment reporting prior to the fourth quarter of 2011. Prior to the fourth quarter of 2011, our domestic streaming service and DVDs-by-mail operations were combined.

The $335.0 million increase in our consolidated revenues was due to the $202.8 million increase in domestic revenues and $132.3 million increase in international revenues. Domestic revenues increased 9% as a result of the 14% growth in the domestic average number of unique paying subscribers driven by new streaming subscriptions. This increase was offset in part by a 5% decline in domestic average monthly revenue per unique paying subscriber, resulting from the popularity of the streaming subscription service and a decline in the percentage of unique paying subscribers electing both a streaming and a DVD subscription.
International revenues increased by $132.3 million primarily due to our launch in Latin America in September 2011 and our launch in the U.K. and Ireland in January 2012.
Three months ended September 30, 2012 as compared to the three months ended June 30, 2012

	Three Months Ended		Change
	September 30, 2012	June 30, 2012	Q3'12 vs. Q2'12
	(in thousands, except percentages)
Revenues	$905,089	$889,163	2%
Domestic streaming	556,027	532,705	4%
International streaming	77,744	64,973	20%
Domestic DVD	271,318	291,485	(7)%
The $15.9 million increase in our consolidated revenues was due to the $23.3 million increase in Domestic streaming revenues and the $12.8 million increase in International streaming revenues. Domestic streaming revenues increased 4% as a result of the growth in the average number of paying streaming subscriptions. International streaming revenues increased 20% as a result of the growth in the average number of paying international streaming subscriptions resulting from continued subscription growth across all international regions. These increases in streaming revenues were offset by a $20.2 million decrease in Domestic DVD revenue due to an 8% decrease in the average number of paying DVD subscriptions.
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

Content delivery expenses consist primarily of the postage costs to mail DVDs to and from our paying subscribers and the packaging and label costs for the mailers. We utilize both our own and third-party content delivery networks to help us efficiently stream content in high volume to our subscribers over the Internet. Content delivery expenses therefore also include equipment costs related to our own streaming content delivery networks ("Open Connect") and all third party costs associated with delivering streaming content over the Internet.

Fulfillment expenses represent those expenses incurred in content processing including operating and staffing our DVD shipping centers, as well as receiving, encoding, inspecting and warehousing our content library. Fulfillment expenses also include operating and staffing our customer service centers and credit card fees.

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011

	Three Months Ended		Change
	September 30, 2012	September 30, 2011	Q3'12 vs. Q3'11
	(in thousands, except percentages)
Total cost of revenues	$662,638	$536,617	23%
As a percentage of revenues	73%	65%

The $126.0 million increase in cost of revenues was primarily due to the following factors:

•
Content acquisition and licensing expenses increased by $171.2 million. This increase was primarily due to a 26% increase in the Domestic segment. Additionally, the launches in Latin America and the U.K. and Ireland have contributed to a 14% increase in our content expenses in the International segment. The increases in both Domestic and International content acquisition expense are due to the continued investments in existing and new streaming content available for viewing to our subscribers.

•
Content delivery expenses decreased $40.8 million primarily due to a 43% decrease in the number of DVDs mailed for paid subscriptions. The decrease in the number of DVDs mailed was driven by the decrease in the average number of paid DVD subscriptions. Costs associated with our use of our own and third-party streaming content delivery networks increased 37% but were not a significant contributor to the total variance in content delivery expense.

Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

	Nine Months Ended		Change
	September 30, 2012	September 30, 2011	YTD'12 vs. YTD'11
	(in thousands, except percentages)
Total cost of revenues	$1,929,999	$1,464,746	32%
As a percentage of revenues	73%	63%

The $465.3 million increase in cost of revenues was primarily due to the following factors:

•
Content acquisition and licensing expenses increased by $608.9 million. This increase was primarily due to a 44% increase in the Domestic segment. Additionally, the launches in Latin America and the U.K. and Ireland have contributed to an increase in our content expenses in the International segment. The increases in both Domestic and International content acquisition expense were due to the continued investments in existing and new streaming content available for viewing to our subscribers.

•
Content delivery expenses decreased $136.1 million primarily due to a 43% decrease in the number of DVDs mailed for paid subscriptions. The decrease in the number of DVDs mailed was driven by the decrease in the average paid DVD subscriptions. Costs associated with our use of our own and third-party streaming content delivery networks increased 41% but were not a significant contributor to the total variance in content delivery expense.

Three months ended September 30, 2012 as compared to the three months ended June 30, 2012

	Three Months Ended		Change
	September 30, 2012	June 30, 2012	Q3'12 vs. Q2'12
	(in thousands, except percentages)
Total cost of revenues	$662,638	$643,428	3%
As a percentage of revenues	73%	72%

The $19.2 million increase in cost of revenues was primarily due a $20.1 million increase in content acquisition and licensing expenses. This increase was attributable to a 14% increase in the International segment due to an increase in streaming content titles available in our International locations and to the 5% increase in the Domestic streaming segment due to the continued investments in existing and new streaming content available for viewing to our domestic subscribers. These increases were offset by a decrease in the Domestic DVD segment of 18%.

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

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011

	Three Months Ended		Change
	September 30, 2012	September 30, 2011	Q3'12 vs. Q3'11
	(in thousands, except percentages)
Marketing	$113,233	$89,108	27%
As a percentage of revenues	13%	11%

The $24.1 million increase in marketing expenses was primarily due to a $25.0 million increase in marketing program spending primarily in online advertising. International marketing expenses increased by 166% as expenses were higher in the third quarter of 2012 to support the marketing of our service in Latin America and U.K. and Ireland. Domestic marketing expenses decreased by 6%.
Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

	Nine Months Ended		Change
	September 30, 2012	September 30, 2011	YTD'12 vs. YTD'11
	(in thousands, except percentages)
Marketing	$367,357	$288,350	27%
As a percentage of revenues	14%	12%

The $79.0 million increase in marketing expenses was primarily due to an $85.8 million increase in marketing program spending primarily in online and television advertising. International marketing expenses increased by 220% as expenses were higher in the nine months ended September 30, 2012 to support the launch of our service in the U.K. and Ireland and continued marketing in Latin America and Canada. Domestic marketing expenses decreased by 9%.
Three months ended September 30, 2012 as compared to the three months ended June 30, 2012

	Three Months Ended		Change
	September 30, 2012	June 30, 2012	Q3'12 vs. Q2'12
	(in thousands, except percentages)
Marketing	$113,233	$118,224	(4)%
As a percentage of revenues	13%	13%

The $5.0 million decrease in marketing expenses was primarily due to a $5.5 million decrease in domestic marketing program spending primarily in television advertising partially offset by increases in online and direct-mail advertising. Marketing expenses in our International streaming segment were relatively flat.

Technology and Development
Technology and development expenses consist of payroll and related costs incurred in making improvements to our service offerings, including testing, maintaining and modifying our user interface, our recommendation, merchandising technology and content delivery technology, as well as, telecommunications systems and infrastructure. Technology and development expenses also include costs associated with computer hardware and software.

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011

	Three Months Ended		Change
	September 30, 2012	September 30, 2011	Q3'12 vs. Q3'11
	(in thousands, except percentages)
Technology and development	$82,521	$69,480	19%
As a percentage of revenues	9%	8%

The $13.0 million increase in technology and development expenses was primarily the result of a $13.4 million increase in personnel-related costs, including a $3.0 million increase in stock-based compensation. This increase in personnel-related costs is due to a 30% growth in average headcount supporting continued improvements in our streaming service and our international expansion.
Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

	Nine Months Ended		Change
	September 30, 2012	September 30, 2011	YTD'12 vs. YTD'11
	(in thousands, except percentages)
Technology and development	$246,869	$178,250	38%
As a percentage of revenues	9%	8%

The $68.6 million increase in technology and development expenses was primarily the result of a $60.1 million increase in personnel-related costs, including an $11.7 million increase in stock-based compensation. This increase in personnel-related costs is due to a 43% growth in average headcount supporting continued improvements in our streaming service and our international expansion.
Three months ended September 30, 2012 as compared to the three months ended June 30, 2012

	Three Months Ended		Change
	September 30, 2012	June 30, 2012	Q3'12 vs. Q2'12
	(in thousands, except percentages)
Technology and development	$82,521	$81,547	1%
As a percentage of revenues	9%	9%

Technology and development expenses were relatively flat as compared to the prior period.

General and Administrative
General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, as well as professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.

Three months ended September 30, 2012 as compared to the three months ended September 30, 2011

	Three Months Ended		Change
	September 30, 2012	September 30, 2011	Q3'12 vs. Q3'11
	(in thousands, except percentages)
General and administrative	$30,562	$29,792	3%
As a percentage of revenues	3%	4%

General and administrative expenses were relatively flat, primarily due to a $2.8 million increase in personnel-related costs offset by a$1.9 million decrease in costs associated with miscellaneous expenses primarily related to the use of outside and professional services, taxes and insurance.
Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

	Nine Months Ended		Change
	September 30, 2012	September 30, 2011	YTD'12 vs. YTD'11
	(in thousands, except percentages)
General and administrative	$89,464	$83,460	7%
As a percentage of revenues	3%	4%

The $6.0 million increase in general and administrative expenses was primarily attributable to an increase in personnel-related costs of $17.2 million, including a $3.6 million increase in stock-based compensation resulting from a 13% increase in average headcount. This increase was partially offset by a $7.8 million decrease in costs associated with various legal claims against us and other miscellaneous expenses primarily related to the use of outside and professional services, taxes and insurance.
Three months ended September 30, 2012 as compared to the three months ended June 30, 2012

	Three Months Ended		Change
	September 30, 2012	June 30, 2012	Q3'12 vs. Q2'12
	(in thousands, except percentages)
General and administrative	$30,562	$29,810	3%
As a percentage of revenues	3%	4%

General and administrative expenses were relatively flat as compared to the prior period.

Provision for Income Taxes

Our effective tax rates for the three months ended September 30, 2012, June 30, 2012 and September 30, 2011 were 35.8%, 42.1% and 33.3%, respectively. Our effective tax rates for the nine months ended September 30, 2012 and 2011 were 40.6% and 36.9%, respectively. These rates differed from the federal statutory rate due primarily to state taxes which were partially offset by the California R&D tax credit. The increase in our effective tax rates for the three and nine months ended September 30, 2012 as compared to the three and nine months ended September 30, 2011 was primarily attributable to the expiration of the Federal R&D tax credit on December 31, 2011 and the expiration of the statute of limitations for years 1997 through 2007, resulting in a discrete benefit of $3.5 million in the third quarter of 2011.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments were $798.4 million and $797.8 million at September 30, 2012 and December 31, 2011, respectively. Our primary uses of cash include the acquisition and licensing of content, content delivery expenses, marketing and payroll related expenses. We expect to continue to make significant investments to license streaming content both domestically and internationally and expect to obtain more original programs in the fourth quarter of 2012 and in 2013. These investments could impact our liquidity and we may have negative operating cash flows and/or use of cash in future periods. Although we currently anticipate that our available funds will be sufficient to meet our cash needs for the foreseeable future, we may be required or choose to obtain additional financing. Our ability to obtain additional financing will depend on, among other things, our development efforts, business plans, operating performance, current and projected compliance with our debt covenants, and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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
On June 11, 2010, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase $300.0 million of our common stock through the end of 2012. As of September 30, 2012, $41.0 million of this authorization remained. The timing and actual number of shares repurchased is in the discretion of management and will depend on various factors, including price, corporate and regulatory requirements, debt covenant requirements, alternative investment opportunities and other market conditions. We do not expect to make further stock repurchases for the foreseeable future.
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
In comparing free cash flow to net income, the major recurring differences are excess content payments over expenses, stock-based compensation expense, deferred revenue, taxes and semi-annual interest payments on the 8.50% Notes. Our receivables from customers settle quickly and deferred revenue is a source of cash flow. For streaming content, we typically enter into multi-year licenses with studios and other distributors that may result in an increase in content library and a corresponding increase in liabilities on the Consolidated Balance Sheets. The payment terms for these license fees may extend over the term of the license agreements, which typically range from six months to five years.
Three months ended September 30, 2012 as compared to the three months ended September 30, 2011

	Three Months Ended
	September 30, 2012	September 30, 2011
	(in thousands)
Net cash provided by operating activities	$150	$49,531
Net cash used in investing activities	(33,524)	(41,581)
Net cash used in financing activities	(158)	(23,958)

Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	150	49,531
Acquisitions of DVD content library	(8,586)	(20,826)
Purchases of property and equipment	(13,883)	(14,080)
Other assets	1,857	(844)
Non-GAAP free cash flow	$(20,462)	$13,781
Cash provided by operating activities decreased $49.4 million, primarily due to increased payments for content acquisition and licensing other than DVD library of $158.9 million or 42%, partially offset by an increase in subscription revenues of $83.3 million or 10%.
Cash used in investing activities decreased $8.1 million, primarily due to a $12.2 million decrease in the acquisitions of DVD content. These decreases were offset by an increase of $7.1 million in the purchases, net of proceeds from sales and maturities, of short-term investments.

Cash used in financing activities was immaterial for the third quarter of 2012. In the third quarter of 2011, cash used in financing activities was $24.0 million which consisted primarily of stock repurchases of $39.6 million offset partially by the excess tax benefit and proceeds from issuance of stock options.

 Free cash flow for the three months ended September 30, 2012 as compared to the three months ended September 30, 2011 decreased $34.2 million primarily due to a decrease of $52.0 million in net income as adjusted for non-cash stock based compensation resulting from cost of revenues, marketing and technology and development expenses growing faster than revenue as well as to an $11.6 million decrease in the cash flow from deferred revenue. This was partially offset by a $24.5 million decrease in the excess content payments over content expenses and a $6.2 million decrease in excess tax payments over tax provision. Payments for content increased $146.7 million while content expenses increased $171.2 million.
Nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011

	Nine Months Ended
	September 30, 2012	September 30, 2011
	(in thousands)
Net cash provided by operating activities	$38,951	$252,246
Net cash used in investing activities	(180,280)	(150,205)
Net cash provided by (used in) financing activities	3,757	(137,341)

Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	38,951	252,246
Acquisitions of DVD content library	(30,126)	(62,010)
Purchases of property and equipment	(22,293)	(39,026)
Other assets	6,323	1,419
Non-GAAP free cash flow	$(7,145)	$152,629
Cash provided by operating activities decreased $213.3 million, primarily due to increased payments for content acquisition and licensing other than DVD library of $599.6 million or 66%, partially offset by an increase in subscription revenues of $335.0 million or 14%.
Cash used in investing activities increased $30.1 million primarily due to an $83.6 million increase in the purchases, net of proceeds from sales and maturities, of short-term investments. These increases were partially offset by a $31.9 million decrease in the acquisitions of DVD content library and a $16.7 million decrease in the purchase of property and equipment due to a decrease in purchases of automation equipment for our various shipping centers.

Cash provided by financing activities for the nine months ended September 30, 2012 was $3.8 million which consisted primarily of the excess tax benefits from stock-based compensation coupled with the proceeds from issuance of common stock, partially offset by principal payments of lease financing obligations. Cash used in financing activities for the nine months ended September 30, 2011 was $137.3 million, which consisted primarily of $199.7 million of stock repurchases in the nine months ended September 30, 2011, partially offset by the excess tax benefit from stock-based compensation and proceeds from issuance of stock options.

Free cash flow for the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 decreased $159.8 million primarily due to a decrease of $168.9 million in net income as adjusted for non-cash stock based compensation resulting from cost of revenues, marketing and technology and development expenses growing faster than revenue as well as to a decrease of $27.4 million in the cash flow from deferred revenue and a $16.1 million increase in excess tax payments over tax provision. This was partially offset by a $41.2 million decrease in excess content payments over content expenses and a $21.4 million decrease in excess property and equipment payments over depreciation expense. Content payments increased $567.7 million while content expenses increased $608.9 million.

Three months ended September 30, 2012 as compared to the three months ended June 30, 2012

	Three Months Ended
	September 30, 2012	June 30, 2012
	(in thousands)
Net cash provided by operating activities	$150	$19,692
Net cash used in investing activities	(33,524)	(10,939)
Net cash used in financing activities	(158)	(117)

Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	150	19,692
Acquisitions of DVD content library	(8,586)	(8,012)
Purchases of property and equipment	(13,883)	(3,644)
Other assets	1,857	3,132
Non-GAAP free cash flow	$(20,462)	$11,168
Cash provided by operating activities decreased $19.5 million, primarily due to increased payments for content acquisition and licensing other than DVD library of $32.5 million or 6%, partially offset by an increase in subscription revenues of $15.9 million or 2%.
Cash used in investing activities increased $22.6 million primarily due to a $10.5 million increase in the purchases, net of proceeds from sales and maturities of short-term investments. Investing activities were further impacted by a $10.2 million increase in the purchase of property and equipment primarily due to equipment for our own streaming content delivery networks ("Open Connect").

Cash used in financing activities was relatively flat in the three months ended September 30, 2012 as compared to June 30, 2012.

Free cash flow for the three months ended September 30, 2012 as compared to the three months ended June 30, 2012 decreased $31.6 million primarily due to a $13.0 million increase in excess content payments over content expenses, a $10.4 million increase in excess property and equipment payments over depreciation expense and a decrease in miscellaneous accounts payable and accrued expenses. Content payments increased $33.1 million while content expenses increased $20.1 million.

Contractual Obligations

For the purposes of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of September 30, 2012. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at September 30, 2012:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$4,973,027	$2,088,881	$2,391,629	$433,549	$58,968
8.50% Notes (2)	293,500	17,000	34,000	34,000	208,500
Senior Convertible Notes (2)	200,000	—	—	—	200,000
Operating lease obligations	59,647	19,360	23,968	13,555	2,764
Lease financing obligations (3)	16,187	3,435	5,886	5,886	980
Other purchase obligations (4)	179,838	113,972	65,241	625	—
Total	$5,722,199	$2,242,648	$2,520,724	$487,615	$471,212

(1)	Streaming content obligations include agreements to acquire and license streaming content. As of September 30, 2012 such obligations were comprised of $1.3 billion of current "Content liabilities", $1.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $2.7 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.

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

As of September 30, 2012, we had gross unrecognized tax benefits of $29.2 million and an additional $2.8 million for gross interest and penalties classified as “Other non-current liabilities” on the Consolidated Balance Sheets. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligations table.

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

The amortization of the streaming content library is classified in “Cost of revenues—Subscription” on the Consolidated Statements of Operations and in the line item “Amortization of streaming content library” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. Costs related to subtitles, dubbing, and closed captioning are capitalized in “Current content library” on the Consolidated Balance Sheets and amortized over the window of availability. Payment terms for these license fees may extend over the term of the license agreement, which typically ranges from six months to five years. For the titles recognized in content library, the license fees due but not paid are classified on the Consolidated Balance Sheets as current "Content liabilities” for the amounts due within one year and as “Non-current content liabilities” for the amounts due beyond one year. Changes in these liabilities are classified in the line item “Change in streaming content liabilities” within net cash provided by operating activities on the Consolidated Statement of Cash Flows. We record the streaming content library assets and their related liability on our Consolidated Balance Sheets at the gross amount of the liability. Payments for the titles not yet available for streaming are not yet recognized in the content library but in prepaid content. Minimum commitments for the titles not yet available for streaming are not yet recognized in the content library and are included in Note 8 to the consolidated financial statements.
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
Streaming content licenses (including both those that are recorded in the streaming content library and those that do not meet the criteria for asset recognition) are reviewed in aggregate at the geographic region level for impairment when an event or change in circumstances indicates a change in the expected usefulness of the content. The level of geographic aggregation is determined based on the streaming content rights which are generally specific to a geographic region inclusive of several countries (such as Latin America). An impairment would be recorded as necessary to adjust the streaming content library to the lower of unamortized cost or estimated net realizable value. No material write down from unamortized cost to a lower net realizable value was recorded in any of the periods presented.
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

•
Expected Volatility:  Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods thereby precluding sole reliance on implied volatility. An increase of 10% in our computation of expected volatility would increase the total stock-based compensation expense by approximately $0.8 million for the three months ended September 30, 2012.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives. An increase in the suboptimal exercise factor of 10% would increase the total stock-based compensation expense by approximately $0.7 million for the three months ended September 30, 2012.

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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At September 30, 2012, our estimated gross unrecognized tax benefits were $29.2 million of which $23.0 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 7 to the consolidated financial statements for further information regarding income taxes.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on October 29, 2012, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011 (iii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.
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

NETFLIX, INC.
Dated: October 29, 2012	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: October 29, 2012	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, Nation Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

4.3	Indenture, dated November 28, 2011, among Netflix, Inc. and Wells Fargo Bank, National Association, relating to the Zero Coupon Senior Convertible Notes due 2018.	8-K	000-49802	4.1	November 28, 2011
4.4	Registration Rights Agreement dated November 28, 2011, by and among Netflix, Inc., TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P.	8-K	000-49802	10.1	November 28, 2011
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 1997 Stock Plan	S-1/A	333-83878	10.3	May 16, 2002

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.5	Amended and Restated Stockholders’ Rights Agreement	S-1	333-83878	10.5	March 6, 2002

10.6†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.10†	Amended and Restated Executive Severance and Retention Incentive Plan	10-Q	000-49802	10.10	May 7, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed with the SEC on October 29, 2012, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2012 and 2011 (iii) Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (iv) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2012 and 2011 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.