Form 10-Q/A
period 2012-09-30
NETFLIX INC
filed 2012-10-31
CIK 1065280

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

EXPLANATORY NOTE
Netflix, Inc. is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q for the three months ended September 30, 2012, as filed with the Securities and Exchange Commission on October 29, 2012, to correct a typographical error in “Management's Discussion and Analysis of Financial Condition and Results of Operations.”  The Company disclosed the sequential change of 14% in International content expense and incorrectly repeated this 14% as the change in International content expense year over year.  Specifically, page 24 of the initial filing included the following sentence: “Additionally, the launches in Latin America and the U.K. and Ireland have contributed to a 14% increase in our content expenses in the International segment.” The sentence has been amended to state the following:  “Additionally, the launches in Latin America and the U.K. and Ireland have contributed to a 348% increase in our content expenses in the International segment.” Other than the change to the percentage increase in content expenses in the International segment set forth above, all information included in the initial filing is unchanged.

i

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

The $126.0 million increase in cost of revenues was primarily due to the following factors:

•
Content acquisition and licensing expenses increased by $171.2 million. This increase was primarily due to a 26% increase in the Domestic segment. Additionally, the launches in Latin America and the U.K. and Ireland have contributed to a 348% increase in our content expenses in the International segment. The increases in both Domestic and International content acquisition expense are due to the continued investments in existing and new streaming content available for viewing to our subscribers.

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

NETFLIX, INC.
Dated: October 30, 2012	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: October 30, 2012	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.