Form 10-K
period 2012-12-31
NETFLIX INC
filed 2013-02-01
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
(408) 540-3700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common stock, $0.001 par value	The NASDAQ Stock Market LLC
Preferred Share Purchase Rights	The NASDAQ Stock Market LLC
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
(do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑
As of June 30, 2012, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $3,278,134,336. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of January 31, 2013, there were 55,993,477 shares of the registrant’s common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for Registrant’s 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I
Forward-Looking Statements
This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; the growth of Internet delivery of content; the growth in our streaming subscriptions and the decline in our DVD subscriptions; the market opportunity for streaming content; contribution margins; contribution profits (losses); liquidity; free cash flows; revenues; net income; legal costs; operating cash flows; impacts relating to our pricing strategy; our content library and marketing investments, including investments in original programming; significance of future contractual obligations; realization of future deferred tax assets; seasonality; method of content delivery; and international expansion. These forward-looking statements can be identified by our use of words such as "expects", "will", "anticipate", "may", "could", "would", "should", "intend", "continue", and derivatives thereof. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: “Risk Factors” section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.	Business
About us
Netflix, Inc. (“Netflix”, “the Company”, “we”, or “us”) is the world’s leading Internet television network with more than 33 million members in over 40 countries enjoying more than one billion hours of TV shows and movies per month, including original series. For one low monthly price, our members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Additionally, in the United States ("U.S."), our subscribers can receive standard definition DVDs, and their high definition successor, Blu-ray discs (collectively referred to as “DVD”), delivered quickly to their homes.
Our core strategy is to grow our streaming subscription business domestically and internationally. We are continuously improving the customer experience - expanding our streaming content, with a focus on programming an overall mix of content that delights our customers, including exclusive and original content, enhancing our user interface and extending our streaming service to even more Internet-connected devices while staying within the parameters of our consolidated net income (loss) and operating segment contribution profit (loss) targets. Contribution profit (loss) is defined as revenues less cost of revenues and marketing expenses.
We are a pioneer in the Internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for Internet-connected devices and have licensed increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their TVs, computers and mobile devices. As a result of these efforts, we have experienced growing consumer acceptance of and interest in the delivery of TV shows and movies directly over the Internet.
In September 2010, we began international operations by offering our streaming service in Canada. In the past two years, we have continued our international expansion and now also offer our streaming service in Latin America, the United Kingdom ("U.K."), Ireland, and the Nordic countries of Finland, Denmark, Sweden, and Norway.
Prior to July 2011, in the U.S., our streaming and DVD-by-mail operations were combined and subscribers could receive both streaming content and DVDs under a single “hybrid” plan. In July 2011, we separated the combined plans, making it necessary for subscribers who wish to receive both DVDs-by-mail and streaming content to have two separate subscription plans.

Business Segments
Beginning with the fourth quarter of 2011, the Company has three operating segments: Domestic streaming, International streaming and Domestic DVD. The Domestic and International streaming segments derive revenues from monthly subscription services consisting solely of streaming content. The Domestic DVD segment derives revenues from monthly subscription services consisting solely of DVD-by-mail. For additional information regarding our segments, see Note 10 of Item 8, Financial Statements and Supplementary Data.

Domestic Streaming

The Domestic streaming segment provides our more than 27 million members with access to a broad range of exclusive, non-exclusive and original content delivered over the Internet to a host of connected devices - including PCs and Macs, game consoles such as PlayStations, smart TVs, Blu-ray players, home theater systems, Internet video players such as Apple TV and Roku, digital video recorders, and mobile devices.  We have a leading market position in domestic streaming, having grown by more than 5 million subscriptions in 2012 - an increase of 25% from 2011.

International Streaming
The large numbers of pay television and broadband households outside the U.S. provide our International streaming segment with a large long-term growth opportunity through significantly expanding our base of potential subscribers.  From our initial international market launch in Canada in September 2010, our international streaming service has grown to be available in more than 40 countries outside of the U.S. as of December 31, 2012.  We believe that international markets will be a significant source of growth and cash flow in the long term, and as a result we are strategically investing internationally today.  Our focus in international markets is to provide a compelling service offering to subscribers, which allows us to gain market share in the near term. We view long-term international success as consumer adoption and contribution margins at the levels of our domestic market.

Domestic DVD
Our Domestic DVD business launched in 1999 with DVD-by-mail subscription plans. As technology has changed and consumer preference has shifted, we have seen subscribers move away from DVD rental and toward streaming their video content.
Competition
The market for entertainment video is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple entertainment video providers and can easily shift spending from one provider to another. Our principal competitors vary by geographic region and include:

•
Multichannel video programming distributors ("MVPDs") with free TV Everywhere applications such as HBO GO or Showtime Anytime in the U.S. and SkyGo or BBC iPlayer in the U.K., and other on demand content from cable providers, such as Time Warner and Comcast; direct broadcast satellite providers, such as DIRECTV and Echostar; and telecommunication providers such as AT&T and Verizon

•	“Over-the-top” Internet movie and TV content providers, such as, Amazon.com's Prime Video, Hulu.com and Hulu Plus, LOVEFiLM, Clarovideo, Viaplay, and Google's YouTube

•	Transactional content providers, such as Apple's iTunes, Amazon's Instant Video, GooglePlay, and Vudu

•	DVD rental outlets and kiosk services, such as Blockbuster and Redbox

•	Entertainment video retailers, such as Best Buy, Wal-Mart and Amazon.com

Competitive Strengths

Netflix differentiates itself from the competition and has been able to grow its business through the following demonstrated unique competitive strengths:

Leading Scale Advantage Builds Compelling Content - Leveraging our substantial scale and significant content budget, Netflix has built a broad and deep content library. Our licensing teams are expert programmers informed by more than a decade of rich data on viewer preferences and viewing habits which uniquely enables them to license a compelling mix of TV and movie content to efficiently provide Netflix members with compelling content. To further differentiate our content offering from our competitors, we have increasingly licensed exclusive and original content.

Outstanding Member Experience Attracts and Retains Subscribers - We provide our members with innovative and effective user interfaces that enhance their Netflix experience and help increase engagement. Netflix leverages its large global scale and billions of hours of subscriber viewing data and algorithms in order to tailor the Netflix recommendations and merchandising to each individual user. We believe that, our user experience, driven by our focus on innovation and technology, help drive subscriber viewing, engagement, retention, and overall customer satisfaction. Relative to the competition, we believe we are further along the experience curve when it comes to improving our user interface and delivering great quality streaming.

Brand Clarity and Focus Increases Pace of Innovation for Members - We are focused on making subscription streaming video great. Nearly all of our notable competitors in the space today have many other product lines and services that require management attention and resources.  We believe that our focus on streaming video will help us innovate faster and satisfy our consumers better than our competition.  We also believe that our focus will provide a level of clarity to our brand that will help consumers more easily discover, understand and appreciate our service offering.

Growth Drivers
Our core strategy is to grow our streaming subscription business domestically and internationally, and is built upon the following drivers:

Investment in Streaming Content - We believe that our investments in streaming content lead to more subscriber viewing, delight, and positive consumer word-of-mouth.  This, in turn, leads to subscriber acquisition and revenue growth, which allows us to invest in more streaming content, which enables the growth cycle to continue.  With more than 33 million global subscribers and our increasingly exclusive and original programming that differentiates us from competitors, we believe we are well positioned to capitalize upon this virtuous cycle.

Continuous Service Improvements - We've found that incremental improvements in our service and quality enhance our member satisfaction and retention. We continue to refine our technology, user interfaces, and delivery infrastructure to improve the customer experience.  For example, using our “adaptive streaming” technology we automatically and constantly optimize the streaming bit-rate to each user's Internet speed. This minimizes loading and buffering times, delivering the best click-and-watch experience. We have added programs in Super HD and with Dolby Digital Plus 5.1 surround sound for a high quality, immersive entertainment experience. We believe that improvements such as these will help us build a great streaming service

Overall Adoption and Growth of Internet TV - Domestically, cable and satellite pay TV subscriber numbers have stagnated, while DVR penetration has continued to climb.  We see this as indicative of consumers desiring more control and freedom in their ability to watch what they want, when they want, where they want, and how they want. We are leading this wave of consumer change and growth of Internet TV by providing broad, click-and-watch video entertainment video.

Future of the Consumer Electronic Ecosystem: “Internet on Every Screen” - We intend to broaden our already expansive partner relationships over time so that even more devices are capable of streaming content from Netflix. By making Netflix accessible on a broad array of devices, we believe that we enhance the value of our service to subscribers as well as position ourselves for continued growth as Internet and mobile delivery of content becomes more popular.  We are pioneering the use of tablets and smartphones as second-screen choosing devices for TV viewing, and are actively engaged with all of our device partners in evaluating how Netflix can enhance and improve the user experience in conjunction with their product innovations.

International Market Expansion - The international streaming segment represents a significant long-term growth opportunity as people around the world discover the benefits of Netflix. We plan to continue our international investment strategy of upfront investment in content and marketing to build out scale required for profitability. We believe that scale advantages increase barriers to entry for our competitors. Today, 18% of all of Netflix's global streaming subscribers are outside of the US.
Operations
We obtain content from various content providers through streaming content license agreements, DVD direct purchases and DVD revenue sharing agreements. We market our service through various channels, including online advertising, broad-based media, such as television and radio, as well as various strategic partnerships. In connection with marketing the service, we offer free-trial memberships to new members. Rejoining members are an important source of subscriber additions. We utilize the services of third-party cloud computing providers, more specifically, Amazon Web Services, and utilize both our own content delivery network ("Open Connect") and third-party content delivery networks, such as Level 3 Communications, to help us efficiently stream content in high volume to our subscribers over the Internet. We also ship and receive DVDs in the U.S. from a nationwide network of shipping centers.
Seasonality
Our subscriber growth exhibits a seasonal pattern that reflects variations when consumers buy Internet-connected devices and when they tend to increase video watching. Our domestic subscriber growth is generally greatest in our fourth and first quarters (October through March), slowing in our second quarter (April through June) and then accelerating in our third quarter (July through September). We expect each market in our international segment to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns. Additionally, the variable expenses associated with shipments of DVDs are highest in the first quarter due to the seasonal nature of DVD usage.

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
Employees
As of December 31, 2012, we had 2,045 full-time employees. We also utilize part-time and temporary employees, primarily in our DVD fulfillment operations, to respond to the fluctuating demand for DVD shipments. Our use of temporary employees has decreased significantly due to decreased DVD shipments in 2012, as well as increased automation of our shipment centers. As of December 31, 2012, we had 384 part-time and temporary employees. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.
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
We have experienced significant subscriber growth over the past several years. Our ability to continue to attract subscribers will depend in part on our ability to consistently provide our subscribers with a valuable and quality experience for selecting and viewing TV shows and movies. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain subscribers. Competitors include multichannel video programming distributors ("MVPDs") with free TV Everywhere and other on demand content, Internet movie and TV content providers, including both those that provide legal and illegal (or pirated) entertainment video content, DVD rental outlets and kiosk services and entertainment video retail stores. If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing features or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain subscribers. In addition, many of our subscribers are rejoining our service or originate from word-of-mouth advertising from existing subscribers. If our efforts to satisfy our existing subscribers are not successful, we may not be able to attract subscribers, and as a result, our ability to maintain and/or grow our business will be adversely affected. Subscribers cancel their subscription to our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new subscribers both to replace subscribers who cancel and to grow our business beyond our current subscriber base. If too many of our subscribers cancel our service, or if we are unable to attract new subscribers in numbers sufficient to grow our business, our operating results will be adversely affected. If we are unable to successfully compete with current and new competitors in both retaining our existing subscribers and attracting new subscribers, our business will be adversely affected. Further, if excessive numbers of subscribers cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these subscribers with new subscribers.
If we are unable to compete effectively, our business will be adversely affected.
The market for entertainment video is intensely competitive and subject to rapid change. New technologies and evolving business models for delivery of entertainment video continue to develop at a fast pace. The growth of Internet-connected devices, including TVs, computers and mobile devices has increased the consumer acceptance of Internet delivery of entertainment video. Through these new and existing distribution channels, consumers are afforded various means for consuming entertainment video. The various economic models underlying these differing means of entertainment video delivery include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Several competitors have longer operating histories, larger customer bases, greater brand recognition and significantly greater financial, marketing and other resources than we do. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing. New entrants may enter the market with unique service offerings or approaches to providing entertainment video and other companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully or profitably compete with current and new competitors, programs and technologies, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

The increasingly long-term and fixed cost nature of our content acquisition licenses may limit our operating flexibility and could adversely affect our liquidity and results of operation.
In connection with obtaining streaming content, we typically enter into multi-year licenses with studios and other content providers, the payment terms of which are not tied to subscriber usage or the size of our subscriber base (“fixed cost”) but which may be tied to such factors as titles licensed and/or theatrical exhibition receipt. Such contractual commitments are included in the Contractual Obligations section of Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. Given the multiple-year duration and largely fixed cost nature of content licenses, if subscriber acquisition and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for streaming licenses, especially programming that initially airs in the applicable territory on our service (“original programming”) or that is considered output content, will typically require more up-front cash payments than other licensing agreements. To the extent subscriber and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content licensing commitments and accelerated payment requirements of certain licenses. In addition, the long-term and fixed cost nature of our streaming licenses may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. As we expand internationally, we must license content in advance of entering into a new geographical market. If we license content that is not favorably received by consumers in the applicable territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our commitments, we may not be able to adjust our content offering quickly and our results of operation may be adversely impacted.
Changes in consumer viewing habits, including more widespread usage of TV Everywhere or other similar on demand methods of entertainment video consumption could adversely affect our business.
The manner in which consumers view entertainment video is changing rapidly. Digital cable, wireless and Internet content providers are continuing to improve technologies, content offerings, user interface, and business models that allow consumers to access on demand entertainment with interactive capabilities including start, stop and rewind. The devices through which entertainment video can be consumed are also changing rapidly. Today, content from MVPDs may be viewed on laptops and content from Internet content providers may be viewed on TVs. Although we provide our own Internet-based delivery of content allowing our subscribers to stream certain TV shows and movies to their Internet-connected televisions and other devices, if other providers of entertainment video address the changes in consumer viewing habits in a manner that is better able to meet content distributor and consumer needs and expectations, our business could be adversely affected.
If we are not able to manage change and growth, our business could be adversely affected.
We are currently engaged in an effort to expand our operations internationally, scale our streaming service to effectively and reliably handle anticipated growth in both subscribers and features related to our service, as well as continue to operate our DVD service within the U.S. As we expand internationally, we are managing our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and Internet video, as well as differing legal and regulatory environments. As we scale our streaming service, we are developing technology and utilizing relatively new third-party Internet-based or “cloud” computing services. We have also chosen to separate the technology that operates our DVD-by-mail service from that which runs our streaming operations. If we are not able to manage the growing complexity of our business, including maintaining our DVD operations, and improving, refining or revising our systems and operational practices related to our streaming operations, our business may be adversely affected.
If the market segment for online subscription-based entertainment video saturates, our business will be adversely affected.
The market segment for online subscription-based entertainment video has grown significantly. Much of the increasing growth can be attributed to the ability of our subscribers to stream TV shows and movies on their TVs, computers and mobile devices. As we face more competition in our market segment, our rate of growth relative to overall growth in the segment may decline. Further, a decline in our rate of growth could indicate that the market segment for online subscription-based entertainment video is beginning to saturate. While we believe that this segment will continue to grow for the foreseeable future, if this market segment were to saturate, our business would be adversely affected.
If our efforts to build strong brand identity and improve subscriber satisfaction and loyalty are not successful, we may not be able to attract or retain subscribers, and our operating results may be adversely affected.
We must continue to build and maintain strong brand identity. We believe that strong brand identity will be important in attracting and retaining subscribers who may have a number of choices from which to obtain entertainment video. To build a strong brand we believe we must continue to offer content and service features that our subscribers value and enjoy. We also believe that these must be coupled with effective consumer communications, such as marketing, customer service and public relations. If our efforts to promote and maintain our brand are not successful, our ability to attract and retain subscribers may be adversely affected. Such a result, coupled with the increasingly long-term and fixed cost nature of our content acquisition licenses, may adversely affect our operating results.
From time to time, our subscribers express dissatisfaction with our service, including among other things, our title selection, pricing, delivery speed and service interruptions. Furthermore, third-party devices that enable instant streaming of TV shows and movies from Netflix may not meet consumer expectations. To the extent dissatisfaction with our service is widespread or not adequately addressed, our brand may be adversely impacted and our ability to attract and retain subscribers may be adversely affected. In 2011, we made a series of announcements regarding our business, including the separation of our DVD-by-mail and streaming plans with a corresponding price change for some of our customers, the rebranding of our DVD-by-mail service, and the subsequent retraction of our plans to rebrand our DVD-by-mail service. Consumers reacted negatively to these announcements, adversely impacting our brand and resulting in higher than expected customer cancellations, which negatively affected our operating results.  While we have seen significant improvements to our brand since the events of 2011, we nonetheless believe that it will continue to take time to repair our brand to the levels we enjoyed prior to the events of 2011.

With respect to our expansion into international markets, we will also need to establish our brand and to the extent we are not successful, our business in new markets would be adversely impacted.
Changes in our subscriber acquisition sources could adversely affect our marketing expenses and subscriber levels may be adversely affected.
We utilize a broad mix of marketing programs to promote our service to potential new subscribers. We obtain new subscribers through our online marketing efforts, including paid search listings, banner ads, text links and permission-based e-mails, as well as our affiliate program. We also engage our consumer electronics partners to generate new subscribers for our service. In addition, we have engaged in various offline marketing programs, including TV and radio advertising, direct mail and print campaigns, consumer package and mailing insertions. We also acquire a number of subscribers who rejoin our service having previously cancelled their membership. We maintain an active public relations program, including through social media sites such as Facebook and Twitter, to increase awareness of our service and drive subscriber acquisition. We opportunistically adjust our mix of marketing programs to acquire new subscribers at a reasonable cost with the intention of achieving overall financial goals. If we are unable to maintain or replace our sources of subscribers with similarly effective sources, or if the cost of our existing sources increases, our subscriber levels and marketing expenses may be adversely affected.
We may not be able to continue to support the marketing of our service by current means if such activities are no longer available to us, become cost prohibitive or are adverse to our business. If companies that currently promote our service decide that we are negatively impacting their business, that they want to compete more directly with our business or enter a similar business or decide to exclusively support our competitors, we may no longer be given access to such marketing channels. In addition, if ad rates increase, we may curtail marketing expenses or otherwise experience an increase in our marketing costs. Laws and regulations impose restrictions on or otherwise prohibit the use of certain acquisition channels, including commercial e-mail and direct mail. We may limit or discontinue use or support of certain marketing sources or activities if we become concerned that subscribers or potential subscribers deem such practices intrusive or damaging to our brand. If the available marketing channels are curtailed, our ability to attract new subscribers may be adversely affected.
If we become subject to liability for content that we distribute through our service, our results of operations would be adversely affected.
As a distributor of content, we face potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we distribute. We also may face potential liability for content used in member reviews. If we become liable, then our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability could harm our results of operations. We cannot assure that we are indemnified to cover claims of these types or liability that may be imposed on us, and we may not have insurance coverage for these types of claims.
If studios and other content providers refuse to license streaming content to us upon acceptable terms, our business could be adversely affected.
Our ability to provide our subscribers with content they can watch instantly depends on studios and other content providers licensing us content specifically for Internet delivery. The license periods and the terms and conditions of such licenses vary. If the studios and other content providers change their terms and conditions or are no longer willing or able to license us content, our ability to stream content to our subscribers will be adversely affected. Unlike DVD, streaming content is not subject to the First Sale Doctrine. As such, we are completely dependent on the various content providers to license us content in order to access and stream content. Many of the licenses provide for the studios or other content providers to withdraw content from our service relatively quickly. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. In addition, the studios and other content providers have great flexibility in licensing streaming content. They may elect to license content exclusively to a particular provider or otherwise limit the types of services that can deliver streaming content. For example, HBO licenses content from studios like Warner Bros. and the license provides HBO with the exclusive right to such content against other subscription services, including Netflix. As such, Netflix cannot license certain Warner Bros. content for delivery to its subscribers while Warner Bros. may nonetheless license the same content on a transactional basis. Conversely, content providers may license the same content to multiple subscription-based services and may do so on different terms and conditions. As such, Netflix and its competitors may offer consumers many of the same content titles but license these at different rates. As competition increases, we may see the cost for programming increase. As we seek to differentiate our service, we are increasingly focused on securing certain exclusive rights when obtaining content. We are also focused on programming an overall mix of content that delights our members in a cost efficient manner. Within this context, we are selective about the titles we add and renew our service. If we do not maintain a compelling mix of content, our subscriber acquisition and retention may be adversely affected.

If we are unable to secure and maintain rights to streaming content or if we cannot otherwise obtain such content upon terms that are acceptable to us, including on an exclusive basis in some cases, our ability to stream TV shows and movies to our subscribers will be adversely impacted, and our subscriber acquisition and retention could also be adversely impacted.
We rely upon a number of partners to offer instant streaming of content from Netflix to various devices.
We currently offer subscribers the ability to receive streaming content through their PCs, Macs and other Internet-connected devices, including Blu-ray players and TVs, digital video players, game consoles and mobile devices. We intend to continue to broaden our capability to instantly stream TV shows and movies to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our business could be adversely impacted. Our agreements with our consumer electronics partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities other than Netflix and while these entities should be responsible for the devices' performance, the connection between these devices and Netflix may nonetheless result in consumer dissatisfaction toward Netflix and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices. If partners do not update or otherwise modify their devices, our service and our subscribers' use and enjoyment could be negatively impacted.
If subscriptions to our Domestic DVD segment decline faster than anticipated, our business could be adversely affected
The number of subscriptions to our DVD-by-mail offering is declining, and we anticipate that this decline will continue. We believe, however, that the domestic DVD business will continue to generate significant contribution profit for our business. In addition, we believe that DVD will be a valuable consumer proposition and studio profit center for the next several years, even as DVD sales decline. The contribution profit generated by our domestic DVD business will help provide capital resources to fund losses arising from our growth internationally. To the extent that the rate of decline in our DVD-by-mail business is greater than we anticipate, our business could be adversely affected. Because we are primarily focused on building a global streaming service, the resources allocated to maintaining DVD operations and the level of management focus on our DVD business are limited. We do not anticipate increasing resources to our DVD operations and the technology used in its operations will not be meaningfully improved. To the extent that we experience service interruptions or other degradations in our DVD-by-mail service, subscribers' satisfaction could be negatively impacted and we could experience an increase in DVD-by-mail subscriber cancellations, which could adversely impact our business.
If U.S. Copyright law were altered to amend or eliminate the First Sale Doctrine, our business could be adversely affected.
Under U.S. Copyright Law, once a DVD is sold into the market, those obtaining the DVD are permitted to re-sell it, rent it or otherwise dispose of it. This is commonly referred to as the First Sale Doctrine. While the vast majority of our DVD content acquisitions are direct from content providers, the First Sale Doctrine provides us with an option to acquire content from other third parties should the content providers refuse to deal with us on acceptable terms. If Congress or the courts were to change or substantially limit this First Sale Doctrine, our ability to obtain DVD content and then rent it could be adversely affected.
Increased availability of new releases to other distribution channels prior to, or on parity with, the release on DVD, and/or the delayed availability of such DVDs through our service, could adversely affect our business.
Over the past several years, we have seen content providers adjust and experiment with the various distribution channels and content release timing. Further, our licensing agreements with several studios require that we do not rent new release DVDs until some period of time after such DVDs are first made available for retail sale. These shifting distribution channels, their associated timing and/or the delayed availability of such DVDs through our service may negatively impact subscribers' perception of value in our service, which could adversely affect our business. Moreover, if we are unable to negotiate favorable terms to acquire DVDs, our contribution profits may be adversely affected.
Any significant disruption in our computer systems or those of third-parties that we utilize in our operations could result in a loss or degradation of service and could adversely impact our business.
Our reputation and ability to attract, retain and serve our subscribers is dependent upon the reliable performance of our computer systems and those of third-parties that we utilize in our operations. Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver streaming content or fulfill

DVD selections. From time to time, we experience service interruptions and have voluntarily provided affected subscribers with a credit during periods of extended outage. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our subscription service to existing and potential subscribers.
Our servers and those of third parties we use in our operations are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions and periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any attempt by hackers to disrupt our service or otherwise access our systems, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and to date hackers have not had a material impact on our service or systems however this is no assurance that hackers may not be successful in the future. Our insurance does not cover expenses related to such disruptions or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of subscribers and adversely affect our business and results of operation.
We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party Web hosting provider. In addition, we utilize third-party Internet-based or “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks to help us stream TV shows and movies in high volume to Netflix subscribers over the Internet. Problems faced by us or our third-party Web hosting, "cloud" computing, or content delivery network providers, including technological or business-related disruptions, could adversely impact the experience of our subscribers. In addition, fires, floods, earthquakes, power losses, telecommunications failures, break-ins and similar events could damage these systems and hardware or cause them to fail completely. As we do not maintain entirely redundant systems, a disrupting event could result in prolonged downtime of our operations and could adversely affect our business.
We rely upon Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of the Amazon Web Services operation would impact our operations and our business would be adversely impacted.
Amazon Web Services ("AWS") provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a "cloud" computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the vast majority of our computing on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. While the retail side of Amazon competes with us, we do not believe that Amazon will use the AWS operation in such a manner as to gain competitive advantage against our service.
If we experience difficulties with the operation and implementation of Open Connect, our single-purpose Netflix content delivery network (“CDN”), our business and results of operation could be adversely impacted
In addition to general-purpose commercial CDNs, we have enabled Internet service providers ("ISPs") to obtain our streaming content from Open Connect, a single-purpose Netflix content delivery network that we have established. Given our size and growth, we believe it makes economic sense to have our own specialized CDN.  We will continue to work with our commercial CDN partners for the next few years, but eventually we expect the vast majority of our streaming bits will be served by Open Connect. Open Connect will provide the Netflix bits at no cost to the locations the ISP desires, or ISPs can choose to get the Netflix bits at common Internet exchanges. To the extent ISPs do not interconnect with Open Connect or if we experience difficulties in operating the Open Connect CDN service, our ability to efficiently and effectively deliver our streaming content to our subscribers could be adversely impacted and our business and results of operation could be adversely affected. Failure to implement Open Connect could require us to engage third-party solutions to deliver our content to ISPs, which could increase our costs and negatively affect our operating results.
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

We are continually refining our recommendation and merchandising technology as well as our various user interfaces in an effort to improve the predictive accuracy of our TV show and movie recommendations and the usefulness of and engagement with our service by our subscribers. We may experience difficulties in implementing refinements or other, third party recommendation or merchandising technology or interfaces may become more popular with or useful to our subscribers. In addition, we cannot assure that we will be able to continue to make and implement meaningful refinements to our recommendation technology.
If our recommendation and merchandising technology does not enable us to predict and recommend titles that our subscribers will enjoy or if we are unable to implement meaningful improvements thereto or otherwise improve our user interfaces, our service may be less useful to our subscribers. Such failures could lead to the following:

•	our subscriber satisfaction may decrease, subscribers may perceive our service to be of lower value and our ability to attract and retain subscribers may be adversely affected; and

•	our ability to effectively merchandise and utilize our library will be adversely affected.

We rely heavily on our proprietary technology to stream TV shows and movies and to manage other aspects of our operations, and the failure of this technology to operate effectively could adversely affect our business.
We continually enhance or modify the technology used for our operations. We cannot be sure that any enhancements or other modifications we make to our operations will achieve the intended results or otherwise be of value to our subscribers. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to maintain and enhance our technology to manage the streaming of TV shows and movies to our subscribers in a timely and efficient manner and/or the processing of DVDs among our shipping centers, our ability to retain existing subscribers and to add new subscribers may be impaired. In addition, if our technology or that of third-parties we utilize in our operations fails or otherwise operates improperly, our ability to retain existing subscribers and to add new subscribers may be impaired. Also, any harm to our subscribers' personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.

Changes in U.S. Postal rates or operations could adversely impact our operating results and subscriber satisfaction.
We rely exclusively on the U.S. Postal Service to deliver DVDs from our shipping centers and to return DVDs to us from our subscribers. Increases in postage delivery rates could adversely affect our Domestic DVD segment's contribution profit.  The U.S. Postal Service increased the rate for first class postage on January 23, 2013 to 46 cents.  It is expected that the U.S. Postal Service will raise rates again in subsequent years, which would result in increased shipping costs. If the U.S. Postal Service were to change any policies relative to the requirements of first-class mail, including changes in size, weight or machinability qualifications of our DVD envelopes, such changes could result in increased shipping costs or higher breakage for our DVDs, and our contribution margin could be adversely affected. For example, the United States Court of Appeals for the District of Columbia recently instructed the Postal Regulatory Commission (PRC) to remedy discrimination by the Postal Service in the processing of DVDs by mail, or to explain adequately why such discrimination is reasonable.  While we do not anticipate any material impact to our operations arising from this case, if the PRC institutes a remedy that results in an increase in postage rates or changes the manner in which our DVD shipments are processed, our contribution margin could be adversely affected. If the U.S. Postal Service were to implement other changes to improve its financial position, such as closing mail processing facilities or service reductions, such changes could lead to a decrease in customer satisfaction and our results of operations could be adversely affected.
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
We rely upon the ability of consumers to access our service through the Internet. To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our subscriber acquisition and retention could be negatively impacted. For example, in late 2010, Comcast informed Level 3 Communications that it would require Level 3 to pay for the ability to access Comcast's network. Given that much of the traffic being requested by Comcast customers is Netflix streaming content stored with Level 3, many commentators have looked to this situation as an example of Comcast either discriminating against Netflix traffic or trying to increase Netflix's operating costs. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.
Most network operators that provide consumers with access to the Internet also provide these consumers with multichannel video programming. As such, companies like Comcast, Time Warner Cable and Cablevision have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. For example, Comcast exempted certain of its own Internet video traffic (e.g., Streampix videos to the Xbox 360) from a bandwidth cap that applies to all unaffiliated Internet video traffic (e.g., Netflix videos to the Xbox 360).While we believe that consumer demand, regulatory oversight and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our business could be negatively impacted. In international markets, especially in Latin America, these same incentives apply however, the consumer demand, regulatory oversight and competition may not be as strong as in our domestic market.
Privacy concerns could limit our ability to leverage our subscriber data and our disclosure of subscriber data could adversely impact our business and reputation.
In the ordinary course of business and in particular in connection with merchandising our service to our subscribers, we collect and utilize data supplied by our subscribers. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users' browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws, that limit our ability to use collected data, could have an adverse effect on our business. In addition, if we were to disclose data about our subscribers in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results. As our business evolves and as we expand internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer information. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.
Our reputation and relationships with subscribers would be harmed if our subscriber data, particularly billing data, were to be accessed by unauthorized persons.
We maintain personal data regarding our subscribers, including names and, in many cases, mailing addresses. With respect to billing data, such as credit card numbers, we rely on licensed encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our subscribers' data. If, despite these measures, we, or our payment processing services, experience any unauthorized intrusion into our subscribers' data, current and potential subscribers may become unwilling to provide the information to us necessary for them to become subscribers, we could face legal claims, and our business could be adversely affected. Similarly, if a well-publicized breach of the consumer data security of any other major consumer Web site were to occur, there could be a general public loss of confidence in the use of the Internet for commerce transactions which could adversely affect our business.
In addition, we do not obtain signatures from subscribers in connection with the use of credit and debit cards (together, “payment cards”) by them. Under current payment card practices, to the extent we do not obtain cardholders' signatures, we are liable for fraudulent payment card transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent payment cards are used on our Web site to obtain service and access our DVD inventory and streaming. Typically, these payment cards have not been registered as stolen and are therefore not rejected by our automatic authorization safeguards. While we do have a number of other safeguards in place, we nonetheless experience some loss from these fraudulent transactions. We do not currently carry insurance against the risk of fraudulent credit card transactions. A failure to adequately control fraudulent credit card transactions would harm our business and results of operations.
Increases in payment processing fees, changes to operating rules or the acceptance of new types of payment methods could increase our operating expenses and adversely affect our business and results of operations.
Our subscribers pay for our subscription services predominately using payment cards. Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result of a change in our business practices which increase the fees on a cost-per-transaction basis. Such increases may adversely affect our results of operations.
We are subject to rules, regulations and practices governing our accepted payment methods. These rules, regulations and practices could change or be reinterpreted to make it difficult or impossible for us to comply. If we fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept these payment methods, and our business and results of operations would be adversely affected.
We accept payment methods other than payment cards. As our service continues to evolve and expand internationally, we will likely continue to explore accepting various forms of payment, which may have higher fees and costs than our currently accepted payment methods. If more consumers utilize higher cost payment methods, our payment costs could increase and our results of operations could be adversely impacted.
If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings. We have filed and we expect to file from time to time for trademark and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any patents or trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our patents, trademarks and other proprietary rights, and we may not be able to prevent infringement or misappropriation without substantial expense to us. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to subscribers and potential subscribers may become confused in the marketplace, and our ability to attract subscribers may be adversely affected.
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
Our executive offices and certain data centers are located in the San Francisco Bay Area. We have DVD shipping centers located throughout the U.S., including earthquake and hurricane-sensitive areas. Our business and operations could be adversely affected in the event of these natural disasters as well as from electrical blackouts, fires, floods, power losses, telecommunications failures, break-ins or similar events. We may not be able to effectively shift our DVD fulfillment and delivery operations to handle disruptions in service arising from these events. Because the San Francisco Bay Area is located in an earthquake-sensitive area, we are particularly susceptible to the risk of damage to, or total destruction of, our executive offices and data centers. We are not insured against any losses or expenses that arise from a disruption to our business due to earthquakes and may not have adequate insurance to cover losses and expenses from other natural disasters.
We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention.
From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. As we have grown, we have seen a rise in the number of litigation matters against us.
Most of these matters relate to patent infringement lawsuits, which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management's time and attention and could negatively affect our business operations and financial position.
We could be subject to economic, political, regulatory and other risks arising from our international operations.
We offer our streaming plan in Canada, Latin America and certain countries in Europe (the U.K., Ireland, Finland, Denmark, Sweden, and Norway). Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from and incremental to those in the U.S. In addition to the risks that we face in the U.S. our international operations involve risks that could adversely affect our business, including:

•
the need to adapt our content and user interfaces for specific cultural and language differences, including licensing a certain portion of our content library before we have developed a full appreciation for its performance within a given territory;

•	difficulties and costs associated with staffing and managing foreign operations;

•	management distraction;

•	political or social unrest and economic instability;

•	compliance with U.S. laws such as the Foreign Corrupt Practices Act, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions;

•	unexpected changes in regulatory requirements;

•	less favorable foreign intellectual property laws;

•
adverse tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes such as value-added tax or other indirect taxes, such as I.S.S., P.I.S., C.O.F.I.N.S. and C.I.D.E. in Brazil, changes in tax laws or their interpretations, or the application of judgment in determining our global provision for income taxes and other tax liabilities given inter-company transactions and calculations where the ultimate tax determination is uncertain;

•	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

•	profit repatriation and other restrictions on the transfer of funds;

•	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;

•	new and different sources of competition;

•	low usage and/or penetration of Internet connected consumer electronic devices;

•	different and more stringent user protection, data protection, privacy and other laws; and

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion.
Our failure to manage any of these risks successfully could harm our future international operations and our overall business, and results of our operations.
We may seek additional capital that may result in stockholder dilution or that may have rights senior to those of our common stockholders.
From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. The decision to obtain additional capital will depend, among other things, on our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
We have issued debt offerings and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.
As of December 31, 2012, we had $200 million in 8.50% senior notes and $200 million in zero coupon senior convertible notes outstanding. We also anticipate closing an offering of $500 million in 5.375% senior notes, a portion of the proceeds of which will be used to redeem our 8.5% senior notes. Risks relating to our long-term indebtedness include:

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
Risks Related to Our Stock Ownership
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.
Our charter documents may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they:

•	authorize our board of directors, without stockholder approval, to issue up to 9,000,000 shares of undesignated preferred stock;

•	provide for a classified board of directors;

•	prohibit our stockholders from acting by written consent;

•	establish advance notice requirements for proposing matters to be approved by stockholders at stockholder meetings; and

•	prohibit stockholders from calling a special meeting of stockholders.
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
On November 2, 2012, we implemented a stockholder rights plan, also called a poison pill, which may have the effect of discouraging or preventing a change of control of us by, among other things, making it uneconomical for a third-party to acquire us on a hostile basis.
In addition, a merger or acquisition may trigger retention payments to certain executive employees under the terms of our Executive Severance and Retention Incentive Plan, thereby increasing the cost of such a transaction.
A small number of our stockholders could significantly influence our business.
As of December 31, 2012, we believe that our top five stockholders control approximately 41% of our common stock. These few significant stockholders, either individually or acting together, may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of the company or our assets. This concentration of ownership may make it more difficult for other stockholders to effect substantial changes in the company, may have the effect of delaying, preventing or expediting, as the case may be, a change in control of the company, and may adversely affect the market price of our common stock. In addition, involvement of certain activist stockholders may impact our ability to recruit and retain talent or otherwise distract management. Further, the interests of these few stockholders may not be in the best interests of all stockholders.
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
We do not own any real estate. The following table sets forth the location, approximate square footage, lease expiration and the primary use of each of our principal properties:

Location	Estimated Square Footage	Lease Expiration Date	Primary Use
Los Gatos, California	250,000	March 2018	Domestic and International streaming corporate office, general and administrative, marketing and technology and development
Columbus, Ohio	90,000	August 2016	Domestic DVD receiving and storage center, processing and shipping center for the Columbus area
San Jose, California	28,000	February 2017	Domestic DVD corporate office, general and administrative and technology and development
Hillsboro, Oregon	49,000	April 2016	Domestic streaming and Domestic DVD customer service center
Santa Clara, California	23,000	October 2016	Domestic and International streaming customer service center
Beverly Hills, California	40,000	August 2018	Domestic and International content acquisition, general and administrative
We operate a nationwide network of distribution centers that serve major metropolitan areas throughout the U.S. These fulfillment centers are under lease agreements that expire at various dates through August 2016. We also operate data centers in a leased third-party facility in Santa Clara, California.
In the fourth quarter of 2012, the Company entered into a lease agreement to expand its Los Gatos, California headquarters by 137,500 square feet with the ten year lease term commencing after construction of the facilities, which is expected in 2014.
We believe that our current space will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.

Item 3.	Legal Proceedings
Information with respect to this item may be found in Note 5 of Item 8, Financial Statements and Supplementary Data, under the caption "Legal Proceedings" which information is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the NASDAQ Global Select Market under the symbol “NFLX”. The following table sets forth the intraday high and low sales prices per share of our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

	2012		2011
	High	Low	High	Low
First quarter	$133.43	$70.13	$247.55	$173.50
Second quarter	114.80	60.70	277.70	224.41
Third quarter	86.65	52.81	304.79	107.63
Fourth quarter	97.80	54.34	128.50	62.37
As of January 29, 2013, there were approximately 211 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.
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
The following graph compares, for the five year period ended December 31, 2012, the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the S&P North American Technology Internet Index. The Company was added to the S&P 500 Index on December 18, 2010. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2007, December 31, 2008, December 31, 2009, December 31, 2010, December 31, 2011 and December 31, 2012. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the S&P North American Technology Internet Index, respectively, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance.

$700.00
$600.00
$500.00
$400.00
$300.00
$200.00
$100.00
$0.00
Dollars
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
Netflix
NASDAQ Composite Index
S&P North American Technology Internet Index
S&P 500 Index

Item 6.	Selected Financial Data
The following selected consolidated financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.
Consolidated Statements of Operations:

	Year ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share data)
Revenues	$3,609,282	$3,204,577	$2,162,625	$1,670,269	$1,364,661
Cost of revenues	2,625,866	2,039,901	1,357,355	1,079,271	910,234
Operating income	49,992	376,068	283,641	191,939	121,506
Net income	17,152	226,126	160,853	115,860	83,026
Earnings per share:
Basic	$0.31	$4.28	$3.06	$2.05	$1.36
Diluted	$0.29	$4.16	$2.96	$1.98	$1.32
Weighted-average common shares outstanding:
Basic	55,521	52,847	52,529	56,560	60,961
Diluted	58,904	54,369	54,304	58,416	62,836

Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Net cash provided by operating activities	$22,765	$317,712	$276,401	$325,063	$284,037
Free cash flow (1)	(58,151)	186,550	131,007	97,122	94,700

(1)	See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “free cash flow” to “net cash provided by operating activities.”
Consolidated Balance Sheets:

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Cash, cash equivalents and short-term investments	$748,078	$797,811	$350,387	$320,242	$297,271
Total content library, net	2,874,170	1,966,643	361,979	146,139	117,238
Working capital	564,865	605,802	248,652	183,577	142,908
Total assets	3,967,890	3,069,196	982,067	679,734	615,424
Long-term debt	200,000	200,000	200,000	200,000	—
Long-term debt due to related party	200,000	200,000	—	—	—
Non-current content liabilities	1,076,622	739,628	48,179	2,227	3,516
Stockholders’ equity	744,673	642,810	290,164	199,143	347,155

	As of / Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Other Data:
Net consolidated streaming subscription additions during period	9,738	—	—	—	—
Total consolidated streaming subscriptions	33,267	23,529	—	—	—
Net consolidated unique subscriber additions during period	9,236	6,243	7,742	2,878	1,911
Total consolidated unique subscribers at end of period	35,489	26,253	20,010	12,268	9,390
For purposes of determining the number of unique subscribers, domestic subscribers who have elected both a DVD and a streaming subscription plan are considered a single unique subscriber.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview

We are the world’s leading Internet television network with more than 33 million members in over 40 countries enjoying more than one billion hours of TV shows and movies per month, including original series. For one low monthly price, our members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Additionally, in the U.S., our subscribers can receive standard definition DVDs, and their high definition successor, Blu-ray discs (collectively referred to as “DVD”), delivered quickly to their homes.

We are a pioneer in the Internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for Internet-connected devices and have licensed increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their TVs, computers and mobile devices. As a result of these efforts, we have experienced growing consumer acceptance of and interest in the delivery of TV shows and movies directly over the Internet. Historically, our acquisition of new subscriptions has been seasonal with the first and fourth quarters representing our strongest net subscription additions and our second quarter representing the lowest net subscription additions in a calendar year.

Results of Operations
The following represents our consolidated performance highlights for the years ended December 31:

	2012	2011	2010	Change
	(in thousands, except per share data)			2012 vs. 2011	2011 vs. 2010
Revenues	$3,609,282	$3,204,577	$2,162,625	13%	48%
Contribution profit	498,687	762,038	511,431	(35)%	49%
Operating income	49,992	376,068	283,641	(87)%	33%
Net income	17,152	226,126	160,853	(92)%	41%
Diluted earnings per share	0.29	4.16	2.96	(93)%	41%
Free cash flow (1)	(58,151)	186,550	131,007	NM	42%

(1)	See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “free cash flow” to “net cash provided by operating activities.”
Consolidated revenues for 2012 increased as compared to prior years due to growth in streaming subscriptions. Operating income and Net income in 2012 both declined as compared to prior year reflective of increases in both cost of revenues due to streaming content investments and marketing to support our launch into new International markets.
Free cash flow for the year ended December 31, 2012 decreased $244.7 million as compared to 2011 to negative $58.2 million. Significant uses of cash in the year were cash payments for content (in excess of the expense), and cash payments related to income taxes. These uses of cash were partially offset by net income excluding the impact of non-cash stock compensation and deferred revenue. We expect excess content payments over expense to continue to fluctuate over time both domestically and internationally. Payment terms for certain streaming licenses, especially programming that initially airs in the applicable territory on our service (“original programming”) or that is considered output content, will typically require more up-front cash payments than other licensing agreements. Due to the expected receipt timing of original programming content, content cash payments in excess of expense and free cash flow will be materially more negative in the first quarter of 2013 as compared to the fourth quarter of 2012, but free cash flow is expected to improve in subsequent quarters.

Prior to July 2011, in the U.S., our streaming and DVDs-by-mail operations were combined and subscribers could receive both streaming content and DVDs under a single “hybrid” plan. In July 2011, we introduced DVD only plans and separated the combined plans, making it necessary for subscribers who wish to receive both streaming services and DVDs-by-mail to have two separate subscription plans. As subscribers were able to receive both streaming and DVDs-by-mail under a single hybrid plan prior to the fourth quarter of 2011, it is impracticable to allocate revenues and expenses to the Domestic streaming and Domestic DVD segments prior to the fourth quarter of 2011.

Our core strategy is to grow a streaming subscription business domestically and internationally. We are continuously improving the customer experience, with a focus on expanding our streaming content, enhancing our user interface and extending our streaming service to even more Internet-connected devices, while staying within the parameters of our consolidated net income (loss) and operating segment contribution profit (loss) targets. As we grow our streaming subscription segments, we have shifted spending away from the Domestic DVD segment to invest more in streaming content and marketing our streaming services.

•	We define contribution profit as revenues less cost of revenues and marketing expenses. We believe this is an important measure of our operating segment performance.

•
For the Domestic and International streaming segments, content licensing expenses, which includes the amortization of the streaming content library and other expenses associated with the licensing of streaming content, represent the vast majority of cost of revenues. Streaming content rights are generally specific to a geographic region and accordingly our international expansion will require us to obtain additional streaming content licenses to support new international markets. Other cost of revenues such as content delivery expenses, customer service and payment card fees tend to be lower as a percentage of total cost of revenues. We utilize both our own and third-party content delivery networks to help us efficiently stream content in high volume to our subscribers over the Internet. Content delivery expenses therefore also include equipment costs related to Open Connect and all third-party costs associated with delivering streaming content over the Internet. Cost of revenues in the Domestic DVD segment consists primarily of expenses related to the acquisition of content including amortization of DVD content library and revenue sharing expenses, content delivery and other expenses associated with our DVD processing and customer service centers. Content delivery expenses for the Domestic DVD segment consist of the postage costs to mail DVDs to and from our paying subscribers and the packaging and label costs for the mailers.

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and payments made to our affiliates and consumer electronics partners and also include payroll related expenses. Advertising expenses include promotional activities such as television and online advertising as well as allocated costs of revenues relating to free trial periods. Payments to our affiliates and consumer electronics partners may be in the form of a fixed fee or may be a revenue sharing payment. Marketing costs as a percentage of revenues are higher for the Domestic and International streaming segments given our focus on building consumer awareness of the streaming offerings. Marketing costs are immaterial for the Domestic DVD segment.

•
As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment. Also impacting the Domestic streaming segment was a loss of subscribers resulting from the negative consumer reaction to the pricing and plan changes announced in July 2011. We expect that the investments in content and marketing associated with the Domestic and International streaming segments will slow relative to revenues to allow for contribution margin expansion over time.

Domestic Segments

	As of /Year Ended December 31,		Change
	2012	2011	2012 vs. 2011
	(in thousands, except percentages)
Subscriptions:
Domestic Streaming
Net additions	5,475		n/a
Subscriptions at end of period	27,146	21,671	25%
Paid subscriptions at end of period	25,471	20,153	26%

Domestic DVD
Net losses	(2,941)		n/a
Subscriptions at end of period	8,224	11,165	(26)%
Paid subscriptions at end of period	8,049	11,039	(27)%

Subscribers:
Unique Domestic
Net additions	4,973	4,894	2%
Subscribers at end of period	29,368	24,395	20%
Paid subscribers at end of period	27,613	22,858	21%

Contribution profit:
Domestic Streaming
Revenues	$2,184,868		n/a
Cost of revenues	1,558,864		n/a
Marketing	276,072		n/a
Contribution profit	349,932		n/a
Contribution margin	16%

Domestic DVD
Revenues	$1,136,872		n/a
Cost of revenues	591,432		n/a
Marketing	7,374		n/a
Contribution profit	538,066		n/a
Contribution margin	47%

Total Domestic
Revenues	$3,321,740	$3,121,727	6%
Cost of revenues	2,150,296	1,932,419	11%
Marketing	283,446	324,121	(13)%
Contribution profit	887,998	865,187	3%
Contribution margin	27%	28%

2012 Domestic Segment Results

Revenues

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

The $200.0 million increase in our domestic revenues in 2012 as compared to 2011 was primarily due to the 15% growth in the domestic average number of unique paying subscribers driven by new streaming subscriptions. This increase was offset in part by an 8% decline in domestic average monthly revenue per unique paying subscriber, resulting from the decline in DVD subscriptions. We expect streaming subscriptions domestically to continue to grow while DVD subscription declines continue to moderate.

Cost of Revenues

The $217.9 million increase in domestic cost of revenues in 2012 as compared to 2011 was primarily due to the following factors:

•
Content acquisition and licensing expenses increased by $397.7 million. This increase was primarily attributable to continued investments in existing and new streaming content available for viewing to our subscribers as compared to the prior year.

•	Content delivery expenses decreased by $162.0 million primarily due to a 41% decrease in the number of DVDs mailed to paying subscribers driven by a decline in the number of DVD subscriptions.

•
Other costs associated with content processing and customer service center expenses decreased by $13.9 million primarily due to a decrease in hub operation expenses resulting from the declines in DVD shipments, offset partially by increases in customer service center expenses to support our growth in domestic subscriptions.

Marketing

Marketing expenses decreased $40.7 million in 2012 as compared to 2011 primarily due to a decrease in marketing program spending in television, radio and direct mail advertising partially offset by increases in online advertising.

Contribution Profit
Our Domestic streaming segment had a contribution margin of 16% for 2012 and our Domestic DVD segment had a contribution margin of 47%. The Domestic segments collectively had a contribution margin of 27% in 2012 down slightly from 28% in 2011 with the decrease driven primarily by investments in our streaming content. We expect contribution margins for the Domestic DVD segment to decline sequentially due to a seasonal increase in usage in the first quarter of 2013 and the expected USPS rate increase of $0.01 each way which takes effect in January 2013. Contribution margins for the Domestic streaming segment are expected to expand as investments in domestic content and marketing grow slower than domestic streaming revenues and contribution profit may exceed the Domestic DVD contribution profit in the first quarter of 2013.

	As of /Year Ended December 31,		Change
	2011	2010	2011 vs. 2010
	(in thousands, except percentages)
Subscribers:
Unique Domestic
Net additions	4,894	7,233	(32)%
Subscribers at end of period	24,395	19,501	25%
Paid subscribers at end of period	22,858	17,935	27%

Total Domestic
Revenues	$3,121,727	$2,159,008	45%
Cost of revenues	1,932,419	1,350,542	43%
Marketing	324,121	284,917	14%
Contribution profit	865,187	523,549	65%
Contribution margin	28%	24%

2011 Domestic Segment Results

Revenues
The $962.7 million increase in our domestic revenues in 2011 as compared to 2010 was primarily due to the 49% growth in the domestic average number of unique paying subscribers driven by new streaming subscriptions. This increase was offset in part by a 3% decline in domestic average monthly revenue per unique paying subscriber, resulting from the popularity of the streaming subscription plans (introduced in November 2010) and a decline in the percentage of unique paying subscribers electing both a streaming and a DVD subscription following the pricing changes announced in July 2011.

Cost of Revenues
The $581.9 million increase in domestic cost of revenues in 2011 as compared to 2010 was due to the following factors:

•
Content acquisition and licensing expenses increased by $584.3 million. This increase was primarily attributable to continued investments in streaming content resulting in an increase in the streaming content available for viewing to our domestic subscribers as compared to the prior year.

•
Content delivery expenses decreased $41.8 million primarily due to a 14% decrease in the number of DVDs mailed to paying subscribers. The decrease in the number of DVDs mailed was driven by a 22% decline in monthly DVD rentals per average paying DVD subscriber primarily attributed to the migration of our DVD subscribers toward lower priced plans. The decrease in DVD delivery expenses was partially offset by an increase in costs associated with our use of third-party delivery networks resulting from an increase in the total number of hours of streaming content viewed by our subscribers.

•
Other costs increased due to a $28.9 million increase in credit card fees as a result of the growth in revenues, and a $19.1 million increase in costs associated with customer service call centers to support our growing subscriber population. These increases were partially offset by an $8.6 million decrease in expenses related to content processing due primarily to the 14% decrease in the number of DVDs mailed to paying subscribers.

Marketing

Marketing expenses increased $39.2 million in 2011 as compared to 2010 primarily due to an increase in marketing program spending in television, radio and online advertising coupled with an increase in payments to our affiliates. These increases were partially offset by a decrease in direct mail and inserts, and payments made to our consumer electronic partners. The increase in marketing program spending was partially offset by decreases in the costs of free trials.

International Streaming Segment

	As of /Year Ended December 31,		Change
	2012	2011	2012 vs. 2011
	(in thousands, except percentages)
Subscriptions:
Net additions	4,263	1,349	216%
Subscriptions at end of period	6,121	1,858	229%
Paid subscriptions at end of period	4,892	1,447	238%

Contribution profit:
Revenues	$287,542	$82,850	247%
Cost of revenues	475,570	107,482	342%
Marketing	201,283	78,517	156%
Contribution loss	(389,311)	(103,149)	277%

2012 International Streaming Segment Results

Revenues

In the International streaming segment, we derive revenues from services consisting solely of streaming content offered through a subscription plan priced at approximately the equivalent of USD 8.00 per month. In September 2010, we began international operations in Canada. We expanded to Latin America in September 2011 and the U.K. and Ireland in January 2012. In October 2012, we launched our streaming service in Finland, Denmark, Sweden and Norway.
The $204.7 million increase in our international revenues in 2012 as compared to 2011 was primarily due to the 260% growth in the international average number of unique paying subscribers driven by a full year of service offering in Latin America as well as our launches in the U.K. and Ireland and Nordic regions. International streaming subscriptions account for 18% of total streaming subscriptions at the end of 2012. We expect international streaming subscriptions to continue to grow.
Cost of Revenues

International cost of revenues increased by $368.1 million in 2012 as compared to 2011 primarily due to a $347.5 million increase in content licensing costs resulting from the continued investments in streaming content available for viewing in Canada and Latin America and to support our launches in the U.K. and Ireland and Nordic regions.

Marketing
Marketing expenses incurred by our International streaming segment have been significant and will fluctuate dependent upon the number of International territories in which our streaming service is offered and the timing of the launch of new territories.

International marketing expenses increased $122.8 million in 2012 as compared to 2011 primarily due to increases in marketing program spending online and in television and radio advertising to support our launches in the U.K. and Ireland and Nordic regions.
Contribution Loss
Our International streaming segment does not benefit from the established subscriber base that exists for the Domestic segments. As a result of having to build a member base from zero, investments in streaming content and marketing for our International segment are larger initially relative to revenues, in particular as new territories are launched. The contribution losses for our International segment have been significant and increased due to increased investments in streaming content and marketing programs to drive more membership growth and viewing in existing and new markets. We expect a sequential improvement in International contribution loss in the first quarter of 2013 with more modest sequential improvements expected in subsequent quarters. However, contribution losses will continue to be significant as we expand internationally.

2011 International Streaming Segment Results

	As of /Year Ended December 31,		Change
	2011	2010	2011 vs. 2010
	(in thousands, except percentages)
Subscriptions:
Net additions	1,349	509	165%
Subscriptions at end of period	1,858	509	265%
Paid subscriptions at end of period	1,447	333	335%

Contribution profit:
Revenues	$82,850	$3,617	2,191%
Cost of revenues	107,482	6,813	1,478%
Marketing	78,517	8,922	780%
Contribution loss	(103,149)	(12,118)	751%

Revenues
The $79.2 million increase in our international revenues in 2011 as compared to 2010 reflects a full year of service offering in Canada as well as our launch in Latin America.

Cost of Revenues

International cost of revenues increased by $100.7 million in 2011 as compared to 2010 primarily due to an increase of $90.1 million in content licensing costs resulting from the continued investments in streaming content available for viewing in Canada and to support our launch in Latin America.

Marketing
International marketing expenses increased $69.6 million in 2011 as compared to 2010 primarily due to increases in marketing program spending in television and online to support our launch in Latin America.

Consolidated Operating Expenses
Technology and Development
Technology and development expenses consist of payroll and related costs incurred in making improvements to our service offering, including testing, maintaining and modifying our user interface, our recommendation, merchandising, and content delivery technology, as well as, our telecommunications systems and infrastructures. Technology and development expenses also include costs associated with computer hardware and software.

	Year Ended December 31,		Change
	2012	2011	2012 vs. 2011
	(in thousands, except percentages)
Technology and development	$329,008	$259,033	27%
As a percentage of revenues	9%	8%
The $70.0 million increase in technology and development expenses was primarily the result of a $63.4 million increase in personnel-related costs, including a $12.7 million increase in stock-based compensation. These increases are primarily due to a 35% growth in average headcount supporting continued improvements in our streaming service and international expansion.

	Year Ended December 31,		Change
	2011	2010	2011 vs. 2010
	(in thousands, except percentages)
Technology and development	$259,033	$163,329	59%
As a percentage of revenues	8%	8%
The $95.7 million increase in technology and development expenses was primarily the result of an $83.0 million increase in personnel-related costs, including an $18.7 million increase in stock-based compensation expense. These increases are primarily due to a 54% growth in average headcount supporting continued improvements in our streaming service and international expansion.
General and Administrative
General and administrative expenses consist of payroll and related expenses for executive and administrative personnel, as well as professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.

	Year Ended December 31,		Change
	2012	2011	2012 vs. 2011
	(in thousands, except percentages)
General and administrative	$119,687	$126,937	(6)%
As a percentage of revenues	3%	4%

The $7.3 million decrease in general and administrative expenses was primarily attributable to a $9.0 million expense in 2011 related to the settlement of a legal claim related to our compliance with the Video Privacy Protection Act, a $5.8 million increase in the gain on sale of previously viewed DVDs, and a $8.6 million decrease in miscellaneous expenses related to the use of outside and professional services, taxes, insurance costs and to costs associated with various legal claims against us. These decreases were partially offset by an increase in personnel-related costs of $16.1 million attributed to an 11% increase in average headcount and a $3.5 million increase in stock-based compensation. We expect legal costs to continue at a high level for the foreseeable future as we defend claims against us.

	Year Ended December 31,		Change
	2011	2010	2011 vs. 2010
	(in thousands, except percentages)
General and administrative	$126,937	$64,461	97%
As a percentage of revenues	4%	3%
The $62.5 million increase in general and administrative expenses was primarily attributable to an increase in personnel-related costs of $33.6 million attributed to an $11.5 million increase in stock-based compensation and a 32% increase in average headcount. Legal costs increased $15.6 million primarily due to the $9.0 million settlement of a legal claim related to our compliance with the Video Privacy Protection Act and due to legal fees associated with various other claims against us. Other miscellaneous expenses primarily related to the use of outside and professional services, taxes, and insurance increased by $13.3 million.
Interest Expense
Interest expense consists of the interest on our lease financing obligations and the interest on our 8.50% Notes including the amortization of debt issuance costs. Starting in the fourth quarter of 2011, interest expense also includes the amortization of debt issuance costs on our Convertible Notes issued in November 2011.

	Year Ended December 31,		Change
	2012	2011	2012 vs. 2011
	(in thousands, except percentages)
Interest expense	$19,986	$20,025	—%
As a percentage of revenues	1%	1%
Interest expense was relatively flat as compared to the prior year. Interest expense in 2012 consists primarily of $17.0 million of interest due on our 8.50% Notes.

	Year Ended December 31,		Change
	2011	2010	2011 vs. 2010
	(in thousands, except percentages)
Interest expense	$20,025	$19,629	2%
As a percentage of revenues	1%	1%
Interest expense was relatively flat as compared to the prior year. Interest expense in 2011 consists primarily of $17.0 million of interest due on our 8.50% Notes.
Provision for Income Taxes

	Year Ended December 31,		Change
	2012	2011	2012 vs. 2011
	(in thousands, except percentages)
Provision for income taxes	$13,328	$133,396	(90)%
Effective tax rate	44%	37%
In 2012, our effective tax rate differed from the federal statutory rate of 35% by $2.7 million primarily due to state income taxes and nondeductible expenses partially offset by the California research and development ("R&D") credit. The increase in our effective tax rate for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily attributable to the expiration of the Federal R&D credit on December 31, 2011.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extends the Federal R&D credit from January 1, 2012 through December 31, 2013. As a result, we will recognize the retroactive benefit of the 2012 Federal R&D credit of approximately $3.1 million as a discrete item in the first quarter of 2013, the period in which the legislation, including the reinstatement, was enacted.

	Year Ended December 31,		Change
	2011	2010	2011 vs. 2010
	(in thousands, except percentages)
Provision for income taxes	$133,396	$106,843	25%
Effective tax rate	37%	40%
In 2011, our effective tax rate differed from the federal statutory rate of 35% primarily due to state income taxes of $15.0 million or 4.2% of income before income tax. This was partially offset by the expiration of a statute of limitations for years 1997 through 2007 resulting in a discrete benefit of $3.5 million in the third quarter of 2011 and Federal and California R&D credits of $5.1 million. The decrease in our effective tax rate for the year ended December 31, 2011 as compared to the year ended December 31, 2010 was attributable to the discrete benefit of $3.5 million, higher R&D tax credits and a lower effective tax rate for California.
Liquidity and Capital Resources
Cash, cash equivalents and short-term investments were $748.1 million and $797.8 million at December 31, 2012 and 2011, respectively. Our primary uses of cash include the acquisition and licensing of content, content delivery expenses, marketing and payroll related expenses. We expect to continue to make significant investments to license streaming content both domestically and internationally and expect to obtain more original programs in 2013. These investments will impact our liquidity and we expect to have negative operating cash flows and/or use of cash in future periods.

On January 29, 2013 we announced the pricing of an offering of $500 million aggregate principal amount of 5.375% senior notes due 2021 (the "5.375% Notes"). We expect the sale of the 5.375% Notes to close on February 1, 2013 and we intend to use approximately $225 million of the net proceeds to redeem our 8.50% Notes. Although we currently anticipate that the remaining proceeds from the 5.375% Notes together with our available funds will be sufficient to meet our cash needs for the foreseeable future, we may be required or choose to obtain additional financing. Our ability to obtain additional financing will depend on, among other things, our development efforts, business plans, operating performance, current and projected compliance with our debt covenants, and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
In November 2011, we issued $200.0 million of senior convertible notes (the "Convertible Notes") and raised an additional $200.0 million through a public offering of common stock. The Convertible Notes consist of $200.0 million aggregate principal amount due on December 1, 2018 and do not bear interest. We intend to exercise our option to cause the conversion of the Convertible Notes into shares of our common stock if the specified conditions are satisfied, including that the daily volume weighted average price of our common stock is equal or greater than $111.54 for at least 50 trading days during a 65 trading day period prior to the conversion date.
In November 2009, we issued $200.0 million of our 8.50% senior notes due November 15, 2017 (the “8.50% Notes”). Interest on the 8.50% Notes is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010. See Note 4 of Item 8, Financial Statements and Supplementary Data for additional information
As of December 31, 2012, $42.5 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S. See Note 8 of Item 8, Financial Statements and Supplementary Data for additional details.
On June 11, 2010, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase $300.0 million of our common stock through the end of 2012. Under this plan, we repurchased $259.0 million. At December 31, 2012 this authorization expired and the remaining $41.0 million was not used.

Free Cash Flow
We define free cash flow as cash provided by operating and investing activities excluding the non-operational cash flows from purchases, maturities and sales of short-term investments. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments, and for certain other activities. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow from operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.
In comparing free cash flow to net income, the major recurring differences are excess content payments over expenses, stock-based compensation expense, deferred revenue, taxes and semi-annual interest payments on the 8.50% Notes. Our receivables from customers settle quickly and deferred revenue is a source of cash flow. For streaming content, we typically enter into multi-year licenses with various content providers that may result in an increase in content library and a corresponding increase in liabilities on the Consolidated Balance Sheets. The payment terms for these license fees may extend over the term of the license agreements, which typically range from six months to five years.
The following highlights selected measures of our liquidity and capital resources as of December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$22,765	$317,712
Net cash used in investing activities	(245,919)	(265,814)
Net cash provided by financing activities	5,589	261,656

Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	22,765	317,712
Acquisition of DVD content library	(48,275)	(85,154)
Purchases of property and equipment	(41,457)	(49,682)
Other assets	8,816	3,674
Non-GAAP free cash flow	$(58,151)	$186,550

Cash provided by operating activities decreased $294.9 million, primarily due to increased payments for content acquisition and licensing other than DVD library of $779.5 million or 59%, partially offset by an increase in subscription revenues of $404.7 million or 13%.
Cash used in investing activities decreased $19.9 million primarily due a $36.9 million decrease in the acquisition of DVD content library and an $8.2 million decrease in the purchase of property and equipment due to a decrease in purchases of automation equipment for our various shipping centers. These decreases were partially offset by a $30.4 million increase in the purchases, net of proceeds from sales and maturities, of short-term investments.
Cash provided by financing activities for the year ended December 31, 2012 was $5.6 million primarily related to stock option activity. Cash provided by financing activities for the year ended December 31, 2011 was $261.7 million, which consisted primarily of $199.9 million of proceeds from the public offering of common stock and $198.1 million of proceeds from the issuance of debt. These proceeds were offset by $199.7 million of stock repurchases.
Free cash flow decreased $244.7 million primarily due to a decrease of $196.6 million in net income as adjusted for the increase in non-cash stock-based compensation of $12.4 million as well as to a $28.6 million increase in excess tax payments over tax provision and $34.1 million increase related to the timing of various accruals. This was partially offset by a $13.0 million decrease in excess property and equipment payments over depreciation expense. Content payments increased $742.6 million while content expenses increased $745.2 million.

	Year Ended December 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$317,712	$276,401
Net cash used in investing activities	(265,814)	(116,081)
Net cash provided by (used in) financing activities	261,656	(100,045)

Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	317,712	276,401
Acquisitions of DVD content library	(85,154)	(123,901)
Purchases of property and equipment	(49,682)	(33,837)
Other assets	3,674	12,344
Non-GAAP free cash flow	$186,550	131,007
Cash provided by operating activities increased $41.3 million, primarily due to an increase subscription revenues of $1,042.0 million or 48%. This increase was partially offset by increased payments for content acquisition and licensing other than DVD library of $766.3 million or 138%. Operating cash flows were further impacted by increases in payroll expenses and payments for advertising and affiliates transactions.
Cash used in investing activities increased $149.7 million, primarily due to a $164.0 million increase in the purchases, net of proceeds from sales and maturities, of short-term investments. In addition, purchases of property and equipment increased $15.8 million primarily due to purchases of automation equipment for our various DVD shipping centers. These increases were partially offset by a $38.7 million decrease in acquisition of DVD content library.
Cash provided by financing activities increased $361.7 million, primarily due to our public offering of 2.9 million shares of common stock for net proceeds of $199.9 million and $198.1 million net proceeds received from the issuance of our Convertible Notes in the fourth quarter of 2011. In addition, repurchases of our common stock decreased by $10.6 million. These increases were partially offset by a $30.2 million decrease in proceeds from the issuance of common stock upon exercise of options and a $16.4 million decrease in excess tax benefits from stock-based compensation expense.
Free cash flow increased $55.5 million, primarily due to an increase of $98.9 million in net income as adjusted for the increase in non-cash stock-based compensation of $33.6 million and decreased tax prepayments of $20.2 million. This was partially offset by an increase in excess content payments over expenses of $53.2 million, a $12.9 million increase in excess property and equipment payments over expense and decreased deferred revenues of $5.5 million. Payments for content increased $727.6 million while content expenses increased $674.4 million.

Contractual Obligations
For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed above is estimated based on information available to us as of December 31, 2012. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2012:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year (3)	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$5,633,685	$2,299,562	$2,715,294	$540,346	$78,483
8.50% Notes (2)	285,000	17,000	34,000	234,000	—
Convertible Notes (2)	200,000	—	—	—	200,000
Operating lease obligations (3)	124,252	20,926	28,158	25,671	49,497
Lease financing obligations (3)	15,106	3,090	5,886	5,886	244
Other purchase obligations (4)	132,169	113,604	18,065	500	—
Total	$6,390,212	$2,454,182	$2,801,403	$806,403	$328,224

(1)
Streaming content obligations include agreements to acquire and license streaming content. As of December 31, 2012 such obligations were comprised of $1.3 billion included in "Current content liabilities", $1.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $3.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.

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

(2)
Long-term debt obligations as of December 31, 2012 include our 8.50% Notes consisting of principal and interest payments and the Convertible Notes consisting solely of the principal amount. See Note 4 of Item 8, Financial Statements and Supplementary Data for further details. On January 29, 2013, we announced the pricing of an offering of $500 million aggregate principal amount of 5.375% Notes due 2021 and plan to use the proceeds in part to fully redeem our 8.50% Notes.

(3)	The lease financing obligations of $15.1 million relate to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes.

Operating lease obligations include other facilities under non-cancelable operating leases with various expiration dates through 2018. In the fourth quarter of 2012, the Company entered into a facilities lease agreement to expand its Los Gatos headquarters to a nearby site. The ten year lease term will commence after the construction of the buildings is complete. Future minimum lease payments associated with this lease are $63.4 million as of December 31, 2012 and are included in the operating lease obligations line in the above table.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming content delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of December 31, 2012, the Company had gross unrecognized tax benefits of $43.3 million and an additional $3.1 million for gross interest and penalties. At this time, the Company is unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance Sheet Arrangements
As part of our ongoing business, the Company does not engage into any transactions with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, whereby the Company has financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose the Company to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the Company.

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
Streaming Content Accounting
We obtain content distribution rights in order to stream TV shows, movies, original programming to subscribers’ TVs, computers and mobile devices. Streaming content is generally licensed for a fixed fee for the term of the license agreement which may have multiple windows of availability. The license agreement may or may not be recognized in content library.
When the streaming license fee is known or reasonably determinable for a specific title and the specific title is first available for streaming to subscribers, the title is recognized on the Consolidated Balance Sheets as “Current content library, net” for the portion available for streaming within one year and as “Non-current content library, net” for the remaining portion. New titles recognized in the content library are classified in the line item “Additions to streaming content library” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. The streaming content library is reported at the lower of unamortized cost or estimated net realizable value. We amortize the content library on a straight-line basis over each title’s contractual window of availability, which typically ranges from six months to five years.
The amortization of the streaming content library is classified in “Cost of revenues” on the Consolidated Statements of Operations and in the line item “Amortization of streaming content library” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. Costs related to subtitles, dubbing, and closed captioning are capitalized in "Current content library, net" on the Consolidated Balance Sheets and amortized over the window of availability. Payment terms for these license fees may extend over the term of the license window, which typically ranges from six months to five years. For the titles recognized in content library, the license fees due but not paid are classified on the Consolidated Balance Sheets as "Current content liabilities" for the amounts due within one year and as “Non-current content liabilities” for the amounts due beyond one year. Changes in these liabilities are classified in the line item “Change in streaming content liabilities” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. We record the streaming content library assets and their related liability on our Consolidated Balance Sheets at the gross amount of the liability. Payments for the titles not yet available for streaming are not yet recognized in the content library but in prepaid content. Minimum commitments for the titles not yet available for streaming are not yet recognized in the content library and are included in Note 5 of Item 8, Financial Statements and Supplementary Data.
When the streaming license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for asset recognition in the content library. Titles do not meet the criteria for asset recognition in the content library because the underlying license agreement does not specify the number of titles or the license fee per title or the windows of availability per title, so that the license fee is not known or reasonably determinable for a specific title. Typical payment terms for these agreements, which can range from three to five years, require us to make equal fixed payments at the beginning of each quarter of the license term. To the extent that cumulative payments exceed cumulative amortization, prepaid content is recorded on the Consolidated Balance Sheets. We amortize the license fees on a straight-line basis over the term of each license agreement. The amortization is classified in “Cost of revenues” on the Consolidated Statements of Operations and in the line item “Net income” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. Changes in prepaid content are classified within net cash provided by operating activities in the line item “Prepaid content” on the Consolidated Statements of Cash Flows. Commitments for licenses that do not meet the criteria for asset recognition in the content library are included in Note 5 of Item 8, Financial Statements and Supplementary Data.
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
We have licenses with performing rights organizations ("PROs"), and are currently involved in negotiations with other PROs, that hold certain rights to music "publicly performed" in connection with streaming content into various territories. For the latter, we accrue for estimated royalties that are expected to be due to PROs and adjust these accruals based on any changes in estimates. These amounts are included in our streaming content obligations. If we are unable to reach mutually acceptable terms with the PROs, we could become involved in litigation and/or could be enjoined from delivering certain musical compositions, which could adversely impact us. Additionally, pending and ongoing litigation between certain PROs and other third parties in various territories could impact our negotiations with PROs. While we anticipate finalizing these negotiations, the outcome of these negotiations is uncertain. The results of any negotiation may be materially different from management’s estimates.
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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that all deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. In the event we were to determine that we would not be able to realize all or part of our net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to earnings in the period in which we make such determination.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2012, our estimated gross unrecognized tax benefits were $43.3 million of which $35.7 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 8 of Item 8, Financial Statements and Supplementary Data for further information regarding income taxes.
Stock-Based Compensation
Stock-based compensation expense at the grant date is based on the total number of options granted and an estimate of the fair value of the awards expected to vest and is recognized as expense ratably over the requisite service period, which is the vesting period.
We calculate the fair value of new stock-based compensation awards under our stock option plans using a lattice-

binomial model. We use a Black-Scholes model to determine the fair value of employee stock purchase plan shares. These models require the input of highly subjective assumptions, including price volatility of the underlying stock. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be impacted.

•
Expected Volatility: Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods thereby precluding sole reliance on implied volatility. An increase of 10% in our computation of expected volatility would increase the total stock-based compensation expense by approximately $3.3 million for the year ended December 31, 2012.

•
Suboptimal Exercise Factor: Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives. An increase in the suboptimal exercise factor of 10% would increase the total stock-based compensation expense by approximately $3.0 million for the year ended December 31, 2012.

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
For the year ended December 31, 2012, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. Some of the securities we invest in may be subject to market risk due to changes in prevailing interest rates which may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. At December 31, 2012, our cash equivalents were generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments were comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities.
Changes in interest rates could adversely affect the market value of the securities we hold that are classified as short-term investments. The table below separates these investments, based on stated maturities, to show the approximate exposure to interest rates.

(in thousands)
Due within one year	$94,739
Due after one year and through 5 years	312,096
Due after 5 years and through 10 years	6,679
Due after 10 years	44,273
Total	$457,787
A sensitivity analysis was performed on our investment portfolio as of December 31, 2012. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.
The following table presents the hypothetical fair values (in $ thousands) of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of December 31, 2012:

Fair Value December 31, 2012 (in thousands)
-150 BPS	-100 BPS	-50 BPS	+50 BPS	+100 BPS	+150 BPS
$475,881	$471,961	$468,041	$460,201	$456,281	$452,361

Item 8.	Financial Statements and Supplementary Data
The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included immediately following Part IV hereof and incorporated by reference herein.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP , an independent registered public accounting firm, as stated in their report that is included herein.

(c)	Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Netflix, Inc.

We have audited Netflix, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO criteria”). Netflix, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Netflix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Netflix, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended of Netflix, Inc. and our report dated January 31, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
January 31, 2013

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

Item 13.	Certain Relationships and Related Transactions, and Director Independence
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

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements:
The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”

(2)	Financial Statement Schedules:
The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004
3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-49802	3.1	November 2, 2012
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009
4.3	Indenture, dated November 28, 2011, among Netflix, Inc. and Wells Fargo Bank, National Association, relating to the Zero Coupon Senior Convertible Notes due 2018.	8-K	000-49802	4.1	November 28, 2011
4.4	Registration Rights Agreement dated November 28, 2011, by and among Netflix, Inc., TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P.	8-K	000-49802	10.1	November 28, 2011
4.5	Preferred Shares Rights Agreement, dated as of November 2, 2012, by and between Netflix, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	000-49802	4.1	November 2, 2012
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010
10.3†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.4†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.5†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010
10.6†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009
10.7†	Amended and Restated Executive Severance and Retention Incentive Plan					X
23.1	Consent of Ernst & Young LLP					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
23.2	Consent of KPMG LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on January 31, 2013, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, (iv) Consolidated Balance Sheets as of December 31, 2012 and 2011, (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012, 2011 and 2010 and (vi) the Notes to Consolidated Financial Statements.
X

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
† Indicates a management contract or compensatory plan

NETFLIX, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Netflix, Inc.

We have audited the accompanying consolidated balance sheet of Netflix, Inc. as of December 31, 2012, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netflix, Inc. at December 31, 2012, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Netflix, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 31, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
January 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Netflix, Inc.:

We have audited the accompanying consolidated balance sheet of Netflix, Inc. and subsidiaries (the Company) as of December 31, 2011, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Netflix, Inc. and subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Santa Clara, California
February 10, 2012

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Revenues	$3,609,282	$3,204,577	$2,162,625
Cost of revenues	2,625,866	2,039,901	1,357,355
Marketing	484,729	402,638	293,839
Technology and development	329,008	259,033	163,329
General and administrative	119,687	126,937	64,461
Operating income	49,992	376,068	283,641
Other income (expense):
Interest expense	(19,986)	(20,025)	(19,629)
Interest and other income (expense)	474	3,479	3,684
Income before income taxes	30,480	359,522	267,696
Provision for income taxes	13,328	133,396	106,843
Net income	$17,152	$226,126	$160,853
Earnings per share:
Basic	$0.31	$4.28	$3.06
Diluted	$0.29	$4.16	$2.96
Weighted-average common shares outstanding:
Basic	55,521	52,847	52,529
Diluted	58,904	54,369	54,304

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2012	2011	2010
Net income	$17,152	$226,126	$160,853
Other comprehensive income (loss):
Foreign currency translation adjustments	1,357	24	—
Change in unrealized gains on available-for-sale securities	1,394	(111)	798
Other comprehensive income (loss) before tax	2,751	(87)	798
Income tax expense related to items of other comprehensive income	(538)	43	(321)
Other comprehensive income (loss), net of tax	2,213	(44)	477
Comprehensive income	$19,365	$226,082	$161,330

See accompanying notes to consolidated financial statements.

NETFLIX, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$17,152	$226,126	$160,853
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to streaming content library	(2,515,506)	(2,320,732)	(406,210)
Change in streaming content liabilities	762,089	1,463,955	168,231
Amortization of streaming content library	1,591,218	699,128	158,100
Amortization of DVD content library	65,396	96,744	142,496
Depreciation and amortization of property, equipment and intangibles	45,469	43,747	38,099
Stock-based compensation expense	73,948	61,582	27,996
Excess tax benefits from stock-based compensation	(4,543)	(45,784)	(62,214)
Other non-cash items	(8,392)	(4,050)	(9,128)
Deferred taxes	(30,071)	(18,597)	(962)
Changes in operating assets and liabilities:
Prepaid content	(3,922)	6,211	(35,476)
Other current assets	(1,510)	(4,775)	(18,027)
Accounts payable	(3,764)	23,968	19,214
Accrued expenses	9,806	65,560	65,698
Deferred revenue	20,676	21,613	27,086
Other non-current assets and liabilities	4,719	3,016	645
Net cash provided by operating activities	22,765	317,712	276,401
Cash flows from investing activities:
Acquisition of DVD content library	(48,275)	(85,154)	(123,901)
Purchases of property and equipment	(41,457)	(49,682)	(33,837)
Purchases of short-term investments	(477,321)	(223,750)	(107,362)
Proceeds from sale of short-term investments	282,953	50,993	120,857
Proceeds from maturities of short-term investments	29,365	38,105	15,818
Other assets	8,816	3,674	12,344
Net cash used in investing activities	(245,919)	(265,814)	(116,081)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,124	19,614	49,776
Proceeds from public offering of common stock, net of issuance costs	(464)	199,947	—
Proceeds from issuance of debt, net of issuance costs	(295)	198,060	—
Repurchases of common stock	—	(199,666)	(210,259)
Excess tax benefits from stock-based compensation	4,543	45,784	62,214
Principal payments of lease financing obligations	(2,319)	(2,083)	(1,776)
Net cash provided by (used in) financing activities	5,589	261,656	(100,045)
Effect of exchange rate changes on cash and cash equivalents	(197)	—	—
Net increase (decrease) in cash and cash equivalents	(217,762)	313,554	60,275
Cash and cash equivalents, beginning of year	508,053	194,499	134,224
Cash and cash equivalents, end of year	$290,291	$508,053	$194,499
Supplemental disclosure:
Income taxes paid	$28,853	$79,069	$56,218
Interest paid	19,009	19,395	20,101
See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$290,291	$508,053
Short-term investments	457,787	289,758
Current content library, net	1,368,162	919,709
Prepaid content	59,929	56,007
Other current assets	64,622	57,330
Total current assets	2,240,791	1,830,857
Non-current content library, net	1,506,008	1,046,934
Property and equipment, net	131,681	136,353
Other non-current assets	89,410	55,052
Total assets	$3,967,890	$3,069,196
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$1,366,847	$935,036
Accounts payable	86,468	86,992
Accrued expenses	53,139	54,231
Deferred revenue	169,472	148,796
Total current liabilities	1,675,926	1,225,055
Non-current content liabilities	1,076,622	739,628
Long-term debt	200,000	200,000
Long-term debt due to related party	200,000	200,000
Other non-current liabilities	70,669	61,703
Total liabilities	3,223,217	2,426,386
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2012 and 2011; no shares issued and outstanding at December 31, 2012 and 2011	—	—
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2012 and 2011; 55,587,167 and 55,398,615 issued and outstanding at December 31, 2012 and 2011, respectively	56	55
Additional paid-in capital	301,616	219,119
Accumulated other comprehensive income	2,919	706
Retained earnings	440,082	422,930
Total stockholders’ equity	744,673	642,810
Total liabilities and stockholders’ equity	$3,967,890	$3,069,196

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2009	53,440,073	$53	$—	$273	$198,817	$199,143
Net income	—	—	—	—	160,853	160,853
Other comprehensive income	—	—	—	477	—	477
Total comprehensive income	—	—	—	—	—	161,330
Issuance of common stock upon exercise of options	1,902,073	2	47,080	—	—	47,082
Issuance of common stock under employee stock purchase plan	46,112	—	2,694	—	—	2,694
Repurchases of common stock and retirement of outstanding treasury stock	(2,606,309)	(2)	(88,326)	—	(121,931)	(210,259)
Stock-based compensation expense	—	—	27,996	—	—	27,996
Excess stock option income tax benefits	—	—	62,178	—	—	62,178
Balances as of December 31, 2010	52,781,949	$53	$51,622	$750	$237,739	$290,164
Net income	—	—	—	—	226,126	226,126
Other comprehensive income				(44)		(44)
Total comprehensive income	—	—	—	—	—	226,082
Issuance of common stock upon exercise of options	659,370	—	19,614	—	—	19,614
Issuance of common stock, net of costs	2,857,143	3	199,483	—	—	199,486
Repurchases of common stock	(899,847)	(1)	(158,730)	—	(40,935)	(199,666)
Stock-based compensation expense	—	—	61,582	—	—	61,582
Excess stock option income tax benefits	—	—	45,548	—	—	45,548
Balances as of December 31, 2011	55,398,615	$55	$219,119	$706	$422,930	$642,810
Net income	—	—	—	—	17,152	17,152
Other comprehensive income				2,213		2,213
Total comprehensive income	—	—	—	—	—	19,365
Issuance of common stock upon exercise of options	188,552	1	4,123	—	—	4,124
Stock-based compensation expense	—	—	73,948	—	—	73,948
Excess stock option income tax benefits	—	—	4,426	—	—	4,426
Balances as of December 31, 2012	55,587,167	$56	$301,616	$2,919	$440,082	$744,673

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Description of Business
Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is the world’s leading Internet television network with more than 33 million members in over 40 countries enjoying one billion hours of TV shows and movies per month. In the United States, subscribers can receive DVDs delivered quickly to their homes.
The Company is organized into three operating segments, Domestic streaming, International streaming and Domestic DVD. Substantially all of the Company’s revenues are generated in the United States, and substantially all of the Company’s long-lived tangible assets are held in the United States. The Company’s revenues are derived from monthly subscription fees.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Reclassification
Certain prior period amounts have been reclassified to conform to the current presentation. Specifically content liabilities are now presented separately from all other accounts payable and accrued liabilities on both the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows. Additionally, the amount for Legal settlement as presented in prior periods is now included in the General and Administrative line on the Consolidated Statements of Operations. These reclassifications did not impact any prior amounts of reported total assets, total liabilities, stockholders’ equity, results of operations or cash flows.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the amortization policy for the content library; the recognition and measurement of income tax assets and liabilities; and the valuation of stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Cash Equivalents and Short-term Investments
The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company classifies short-term investments, which consist of marketable securities with original maturities in excess of 90 days as available-for-sale. Short-term investments are reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive income” within stockholders’ equity in the Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in “Interest and other income (expense)” in the Consolidated Statements of Operations. The Company uses the specific identification method to determine cost in calculating realized gains and losses upon the sale of short-term investments.
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
Content Library
The Company obtains content through streaming content license agreements, DVD direct purchases and DVD revenue sharing agreements with various content providers.
The Company obtains content distribution rights in order to stream TV shows, movies and original programming to subscribers’ TVs, computers and mobile devices. Streaming content is generally licensed for a fixed fee for the term of the license agreement which may have multiple windows of availability. The license agreement may or may not be recognized in content library.
When the streaming license fee is known or reasonably determinable for a specific title and the specific title is first available for streaming to subscribers, the title is recognized on the Consolidated Balance Sheets as “Current content library, net” for the portion available for streaming within one year and as “Non-current content library, net” for the remaining portion. New titles recognized in the content library are classified in the line item “Additions to streaming content library” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. The streaming content library is reported at the lower of unamortized cost or estimated net realizable value. The Company amortizes the content library on a straight-line basis over each title's contractual window of availability, which typically ranges from six months to five years.

The amortization of the streaming content library is classified in “Cost of revenues” on the Consolidated Statements of Operations and in the line item “Amortization of streaming content library” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. Costs related to subtitles, dubbing, and closed captioning are capitalized in “Current content library, net” on the Consolidated Balance Sheets and amortized over the window of availability. Payment terms for these license fees may extend over the term of the license window, which typically ranges from six months to five years. For the titles recognized in content library, the license fees due but not paid are classified on the Consolidated Balance Sheets as "Current content liabilities” for the amounts due within one year and as “Non-current content liabilities” for the amounts due beyond one year. Changes in these liabilities are classified in the line item “Change in streaming content liabilities” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. The Company records the streaming content library assets and their related liability on the Consolidated Balance Sheets at the gross amount of the liability. Payments for the titles not yet available for streaming are not yet recognized in the content library but in prepaid content. Minimum commitments for the titles not yet available for streaming are not yet recognized in the content library and are included in Note 5 to the consolidated financial statements.
When the streaming license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for asset recognition in the content library. Titles do not meet the criteria for asset recognition in the content library because the underlying license agreement does not specify the number of titles or the license fee per title or the windows of availability per title, so that the license fee is not known or reasonably determinable for a specific title. Typical payment terms for these agreements, which can range from three to five years, require the Company to make equal fixed payments at the beginning of each quarter of the license term. To the extent that cumulative payments exceed cumulative amortization, prepaid content is recorded on the Consolidated Balance Sheets. The Company amortizes the license fees on a straight-line basis over the term of each license agreement. The amortization is classified in “Cost of revenues” on the Consolidated Statements of Operations and in the line item “Net income” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. Changes in prepaid content are classified within net cash provided by operating activities in the line item “Prepaid content” on the Consolidated Statements of Cash Flows. Commitments for licenses that do not meet the criteria for asset recognition in the content library are included in Note 5 to the consolidated financial statements.
Streaming content licenses (including both those that are recorded in the streaming content library and those that do not meet the criteria for asset recognition) are reviewed in aggregate at the geographic region level for impairment when an event or change in circumstances indicates a change in the expected usefulness of the content. The level of geographic aggregation is determined based on the streaming content rights which are generally specific to a geographic region inclusive of several countries (such as Latin America). An impairment would be recorded as necessary to adjust the streaming content library to the lower of unamortized cost or estimated net realizable value. No material write down from unamortized cost to a lower net realizable value was recorded in any of the periods presented
The Company acquires DVD content for the purpose of renting such content to its subscribers and earning subscription rental revenues, and, as such, the Company considers its direct purchase DVD library to be a productive asset. Accordingly, the Company classifies its DVD library in “Non-current content library, net” on the Consolidated Balance Sheets. The acquisition of DVD content library, net of changes in related liabilities, is classified in the line item “Acquisition of DVD content library” within cash used in investing activities on the Consolidated Statements of Cash Flows because the DVD content library is considered a productive asset. Other companies in the in-home entertainment video industry classify these cash flows as operating activities. The Company amortizes its direct purchase DVDs, less estimated salvage value, on a “sum-of-the-months” accelerated basis over their estimated useful lives. The useful life of the new release DVDs and back-catalog DVDs is estimated to be one year and three years, respectively. The amortization of the DVD content library is classified in “Cost of revenues” on the Consolidated Statements of Operations and on the line item “Amortization of DVD content library” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. The Company also obtains DVD content through revenue sharing agreements with studios and other content providers. Revenue sharing obligations incurred based on utilization are classified in “Cost of revenues” on the Consolidated Statements of Operations and in the line item “Net income”

within net cash provided by operating activities on the Consolidated Statements of Cash Flows. The terms of some revenue sharing agreements obligate the Company to make a low initial payment for certain titles, representing a minimum contractual obligation under the agreement. The low initial payment is in exchange for a commitment to share a percentage of its subscription revenues or to pay a fee, based on utilization, for a defined period of time. The initial payment may be in the form of an upfront non-refundable payment which is classified in content library or in the form of a prepayment of future revenue sharing obligations which is classified as prepaid content.
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
Marketing
Marketing expenses consist primarily of advertising expenses and also include payments made to the Company’s affiliates and consumer electronics partners and payroll related expenses. Advertising expenses include promotional activities such as television and online advertising, as well as allocated costs of revenues relating to free trial periods. Advertising costs are expensed as incurred. Advertising expense totaled approximately $377.2 million, $299.1 million and $212.4 million in 2012, 2011 and 2010, respectively.
Income Taxes
The Company records a tax provision for the anticipated tax consequences of the reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. There was no significant valuation allowance as of December 31, 2012 or 2011.
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
Foreign Currency
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in cumulative translation adjustment included in accumulated other comprehensive income in stockholders’ equity. The cumulative translation adjustment as of December 31, 2012 was $1.4 million. There was no material cumulative translation adjustments as of December 31, 2011 or 2010. The amount of income tax allocated to cumulative translation adjustments is immaterial for each of the years ended December 31, 2012, 2011, and 2010.
For transactions that are not denominated in the functional currency, the Company remeasures monetary assets and liabilities at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in interest and other income (expense). Foreign currency transactions resulted in losses of $4.0 million for the year ended December 31, 2012. The gains (losses) from foreign currency transactions were immaterial for each of the years ended December 31, 2011 and 2010. The effect of exchange rate changes on cash and cash equivalents were immaterial for each of the years ended December 31, 2012, 2011, and 2010.
Earnings Per Share
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the assumed conversion of the Company’s Convertible Notes, incremental shares issuable upon the assumed exercise of stock options, and for 2010, shares that were purchasable pursuant to the Company’s employee stock purchase plan (“ESPP”). The Company’s ESPP was suspended in 2011 and there were no offerings in 2011 or 2012. The computation of earnings per share is as follows:

	Year ended December 31,
	2012	2011	2010
	(in thousands, except per share data)
Basic earnings per share:
Net income	$17,152	$226,126	$160,853
Shares used in computation:
Weighted-average common shares outstanding	55,521	52,847	52,529
Basic earnings per share	$0.31	$4.28	$3.06
Diluted earnings per share:
Net income	$17,152	$226,126	$160,853
Convertible Notes interest expense, net of tax	195	17	—
Numerator for diluted earnings per share	17,347	226,143	160,853
Shares used in computation:
Weighted-average common shares outstanding	55,521	52,847	52,529
Convertible notes shares	2,331	217	—
Employee stock options and employee stock purchase plan shares	1,052	1,305	1,775
Weighted-average number of shares	58,904	54,369	54,304
Diluted earnings per share	$0.29	$4.16	$2.96
Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,
	2012	2011	2010
	(in thousands)
Employee stock options	1,207	225	14
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

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$284,661	$—	$—	$284,661
Level 1 securities:
Money market funds	10,500	—	—	10,500
Level 2 securities:
Corporate debt securities	150,322	1,605	(32)	151,895
Government and agency securities	166,643	285	—	166,928
Asset and mortgage-backed securities	138,340	750	(125)	138,965
Total (1)	$750,466	$2,640	$(157)	$752,949

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$388,941	$—	$—	$388,941
Level 1 securities:
Money market funds	123,608	—	—	123,608
Level 2 securities:
Corporate debt securities	112,264	603	(214)	112,653
Government and agency securities	175,464	694	(56)	176,102
Asset and mortgage-backed securities	941	62	—	1,003
Total (2)	$801,218	$1,359	$(270)	$802,307

(1)
Includes $290.3 million that is included in cash and cash equivalents, $457.8 million included in short-term investments and $4.8 million of restricted cash that is included in other non-current assets related to workers compensation deposits.

(2)
Includes $508.1 million included in cash and cash equivalents, $289.8 million included in short-term investments and $4.5 million of restricted cash that is included in other current assets and other non-current assets.

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
Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at December 31, 2012. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in 2012, 2011 or 2010.
There were no material gross realized gains or losses from the sale of available-for-sale investments for the years ended December 31, 2012, 2011 and 2010. Realized gains and losses and interest income are included in interest and other income.
The estimated fair value of short-term investments by contractual maturity as of December 31, 2012 is as follows:

(in thousands)
Due within one year	$94,739
Due after one year and through 5 years	312,096
Due after 5 years and through 10 years	6,679
Due after 10 years	44,273
Total short-term investments	$457,787

3.	Balance Sheet Components
Content Library
Content library consisted of the following:

	As of December 31,
	2012	2011
	(in thousands)
Total content library, gross	$5,001,524	$3,151,439
Accumulated amortization	(2,127,354)	(1,184,796)
Total content library, net	2,874,170	1,966,643
Current content library, net	1,368,162	919,709
Non-current content library, net	$1,506,008	$1,046,934

Content Liabilities
Content liabilities consisted of the following:

	As of December 31,
	2012	2011
	(in thousands)
Current content liabilities	$1,366,847	$935,036
Non-current content liabilities	1,076,622	739,628
Total content liabilities	$2,443,469	$1,674,664
The Company typically enters into multi-year licenses with various content providers that may result in an increase in the streaming content library and a corresponding increase in the streaming content liabilities. The payment terms for these streaming license fees may extend over the term of the license agreement, which typically ranges from six months to five years.

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

		As of December 31,
		2012	2011
		(in thousands)
Computer equipment	3 years	$84,193	$67,090
Operations and other equipment	5 years	100,207	100,306
Software	3 years	39,073	35,356
Furniture and fixtures	3 years	18,208	17,310
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	45,393	44,473
Capital work-in-progress		8,282	822
Property and equipment, gross		336,037	306,038
Less: Accumulated depreciation		(204,356)	(169,685)
Property and equipment, net		$131,681	$136,353

Property and equipment, gross increased $30.0 million or 10% due primarily to increased investments in our streaming content delivery network ("Open Connect").

4.	Long-term Debt
Senior Convertible Notes
In November 2011, the Company issued $200.0 million aggregate principal amount of zero coupon senior convertible notes due on December 1, 2018 (the “Convertible Notes”) in a private placement offering to TCV VII, L.P., TCV VII(A), L.P., and TCV Member Fund, L.P. A general partner of these funds also serves on the Company’s Board of Directors, and as such, the issuance of the notes is considered a related party transaction. The net proceeds to the Company were approximately $197.8 million. Debt issuance costs of $2.2 million (of which $0.3 million was paid in the year ended December 31, 2012) were recorded in “Other non-current assets” on the Consolidated Balance Sheets and are amortized over the term of the notes as interest expense. The Convertible Notes are the Company’s general, unsecured obligations and are effectively subordinated to all of the Company’s existing and future secured debt, to the extent of the assets securing such debt, and are structurally subordinated to all liabilities of the Company’s subsidiaries, including trade payables. The Convertible Notes do not bear interest, except in specified circumstances. The initial conversion rate for the Convertible Notes is 11.6553 shares of the Company’s common stock, par value $0.001 per share, per $1,000 principal amount of notes. This is equivalent to an initial conversion price of approximately $85.80 per share of common stock. Holders may surrender their notes for conversion at any time prior to the close of business day immediately preceding the maturity date of the notes. The Convertible Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 120% of the principal amount. At any time following May 28, 2012, the Company may elect to cause the conversion of the Convertible Notes into shares of the Company’s common stock when specified conditions are satisfied, including that the daily volume weighted average price of the Company’s common stock is equal or greater than $111.54 for at least 50 trading days during a 65 trading day period prior to the conversion date.
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
The Convertible Notes include, among other terms and conditions, limitations on the Company’s ability to pay cash dividends or to repurchase shares of its common stock, subject to specified exceptions. At December 31, 2012, the Company was in compliance with these covenants.
Based on quoted market prices of the Company’s publicly traded debt (a Level 3 input for this financial instrument), the fair value of the Convertible Notes as of December 31, 2012 and 2011 was approximately $212.5 million and $206.5 million, respectively.

Senior Notes
In November 2009, the Company issued $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (the “8.50% Notes”). The net proceeds to the Company were approximately $193.9 million. Debt issuance costs of $6.1 million were recorded in “Other non-current assets” on the Consolidated Balance Sheets and are amortized over the term of the notes as interest expense. The notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010. The 8.50% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the 8.50% Notes prior to November 15, 2013 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium which as of December 31, 2012 would have been approximately $25 million. On or after November 15, 2013, the Company may redeem the 8.50% Notes in whole or in part at specified prices ranging from 104.25% to 100% of the principal plus accrued interest.
The 8.50% Notes include, among other terms and conditions, limitations on the Company’s ability to create, incur, assume or be liable for indebtedness (other than specified types of permitted indebtedness); dispose of assets outside the ordinary course (subject to specified exceptions); acquire, merge or consolidate with or into another person or entity (other than specified types of permitted acquisitions); create, incur or allow any lien on any of its property or assign any right to receive income (except for specified permitted liens); make investments (other than specified types of investments); or pay dividends, make distributions, or purchase or redeem the Company’s equity interests (each subject to specified exceptions). At December 31, 2012 and 2011, the Company was in compliance with these covenants.
Based on quoted market prices in less active markets (Level 2), the fair value of the 8.50% Notes was approximately $212.5 million and $206.5 million as of December 31, 2012 and 2011, respectively.

5.	Commitments and Contingencies
Lease obligations
The Company leases facilities under non-cancelable operating leases with various expiration dates through 2018. Several lease agreements contain rent escalation clauses or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation for intended use. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. The Company has the option to extend or renew most of its leases which may increase the future minimum lease commitments.
Because the terms of the Company’s original facilities lease agreements for its current Los Gatos, California headquarters site required the Company’s involvement in the construction funding of the buildings, the Company is the “deemed owner” (for accounting purposes only) of these buildings. Accordingly, the Company recorded an asset of $40.7 million, representing the total costs of the buildings and improvements, including the costs paid by the lessor (the legal owner of the buildings), with corresponding liabilities. Upon completion of construction of each building, the Company did not meet the sale-leaseback criteria for de-recognition of the building assets and liabilities. Therefore the leases are accounted for as financing obligations.
In the first quarter of 2010, the Company extended the facilities leases for the current Los Gatos buildings for an additional five year term after the remaining term of the original lease, thus increasing the future minimum payments under lease financing obligations by approximately $14 million. The leases continue to be accounted for as financing obligations and no gain or loss was recorded as a result of the lease financing modification. At December 31, 2012, the lease financing obligation balance was $31.8 million, of which $1.2 million and $30.6 million were recorded in “Accrued expenses” and “Other non-current liabilities,” respectively, on the Consolidated Balance Sheets. The remaining future minimum payments under the lease financing obligation are $15.1 million. The lease financing obligation balance at the end of the extended lease term will be approximately $25.8 million which approximates the net book value of the buildings to be relinquished to the lessor.
In the fourth quarter of 2012, the Company entered into a facilities lease agreement to expand its Los Gatos headquarters to a nearby site. The ten year lease term will commence after the construction of the buildings is complete. Future minimum lease payments associated with this lease are $63.4 million as of December 31, 2012 and are included below.
Future minimum payments under lease financing obligations and non-cancelable operating leases as of December 31,

2012 are as follows:

Year Ending December 31,	Future Minimum Payments
(in thousands)
2013	$24,016
2014	16,651
2015	17,393
2016	17,718
2017	13,839
Thereafter	49,741
Total minimum payments	$139,358
Rent expense associated with the operating leases was $29.7 million, $16.9 million and $14.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Rent expense for the year ended December 31, 2012 increased primarily due to certain short-term facilities leases to house the Company's content delivery network equipment.
Streaming Content
The Company had $5.6 billion and $4.8 billion of obligations at December 31, 2012 and December 31, 2011, respectively, including agreements to license streaming content that represent current or long-term liabilities or that are not reflected on the Consolidated Balance Sheets because they do not meet content library asset recognition criteria. The license agreements that are not reflected on the Consolidated Balance Sheets do not meet content library asset recognition criteria because either the fee is not known or reasonably determinable for a specific title or it is known but the title is not yet available for streaming to subscribers.
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

The expected timing of payments for these agreements to acquire and license streaming content that represent current or long-term liabilities as well as obligations not reflected on the Consolidated Balance Sheets is as follows:

	As of
	December 31, 2012	December 31, 2011
	(in thousands)
Less than one year	$2,299,562	$1,713,445	(1)
Due after one year and through 3 years	2,715,294	2,384,373
Due after 3 years and through 5 years	540,346	650,480
Due after 5 years	78,483	74,696
Total streaming content obligations	$5,633,685	$4,822,994

(1)
Prior period amounts have been presented to conform to the current period presentation which includes the streaming portion of "Current content liabilities" reflected on the Consolidated Balance Sheets. Note that total streaming content obligations remain unchanged with this presentation. Specifically, payments for streaming content obligations expected to be made in less than one year as of December 31, 2011, as shown above, include $0.9 billion of "Current content liabilities" reflected on the Consolidated Balance Sheets.

The Company has licenses with certain performing rights organizations (“PROs”), and is currently involved in negotiations with other PROs, that hold certain rights to music "publicly performed" in connection with streaming content into various territories. For the latter, the Company accrues for estimated royalties that are expected to be due to PROs and adjusts these accruals based on any changes in estimates. These amounts are included in the Company's streaming content obligations. If the Company is unable to reach mutually acceptable terms with the PROs, it could become involved in litigation and /or could be enjoined from delivering certain musical compositions, which could adversely impact the Company. Additionally, pending and ongoing litigation between certain PROs and other third parties in various territories could impact the Company's negotiations with PROs. While the Company anticipates finalizing these negotiations, the outcome of these negotiations is uncertain. The results of any negotiation may be materially different from management’s estimates.
Legal Proceedings
From time to time, in the normal course of its operations, the Company is a party to litigation matters and claims, including claims relating to employee relations, business practices and patent infringement. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company's view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position, liquidity or results of operations.

On December 5, 2012, the Company and its Chief Executive Officer Reed Hastings each received a “Wells Notice” from the Staff of the Securities and Exchange Commission (“SEC”) indicating its intent to recommend to the SEC that it institute a cease and desist proceeding and/or bring a civil injunctive action against the Company and Mr. Hastings for violations of Regulation Fair Disclosure, Section 13(a) of the Securities Exchange Act and Rules 13a-11 and 13a-15 thereunder.
On January 13, 2012, the first of three purported shareholder class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Two additional purported shareholder class action lawsuits were filed in the same court on January 27, 2012 and February 29, 2012, respectively, alleging substantially similar claims. These lawsuits have been consolidated and the Court has selected lead plaintiffs. Lead plaintiffs filed a consolidated complaint on June 26, 2012. The consolidated complaint alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company's common stock between October 20, 2010 and October 24, 2011. The complaint alleges among other things, that the Company issued materially false and misleading statements regarding the Company's business practices and violated accounting rules concerning segment reporting, which led to artificially inflated stock prices. On February 4, 2013, the Company filed a demurrer to the consolidated complaint and a motion to stay the litigation. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On November 23, 2011, the first of six purported shareholder derivative suits was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its officers and directors. Five additional purported shareholder derivative suits were subsequently filed: two in the Superior Court of California, Santa Clara County on February 9, 2012 and May 2, 2012; and three in the United States District Court for the Northern District of California on February 13, 2012, February 24, 2012 and April 2, 2012. The purported shareholder derivative suits filed in the Northern District of California have been voluntarily dismissed. On July 5, 2012, the purported shareholder derivative suits filed in Santa Clara County were consolidated and lead counsel was appointed. The lawsuits were subsequently consolidated and the Court selected lead plaintiffs.  Lead plaintiffs filed a consolidated complaint on June 26, 2012. The consolidated complaint alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company's common stock between October 20, 2010 and October 24, 2011.  The consolidated complaint alleges, among other things, that the Company issued materially false and misleading statements regarding the Company's business practices and violated accounting rules concerning segment reporting, which led to artificially inflated stock prices.  Defendants filed a motion to dismiss the consolidated complaint on August 27, 2012.  That motion is pending. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
The Company is involved in other litigation matters not listed above but does not consider the matters to be material either individually or in the aggregate at this time. The Company's view of the matters not listed may change in the future as the litigation and events related thereto unfold.

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
On November 2, 2012, the Board of Directors (the “Board”) of the Company authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.001 per share (the “Common Shares”), of the Company to stockholders of record at the close of business on November 12, 2012 (the “Record Date”). Each Right entitles the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company at an exercise price of $350 per one one-thousandth of a Preferred Share, subject to adjustment (the “Exercise Price”). The Rights become exercisable in the event any person or group acquires 10% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the Common Shares without the approval of the Board, and until such time are inseparable from and trade with the Company's common stock. The Rights have a de minimus fair value. The Rights Agreement expires November 5, 2015.
On November 28, 2011, the Company issued 2.9 million shares of common stock upon the closing of a public offering for $200 million net of issuance costs of $0.5 million.
Preferred Stock
In 2012, the Company designated 1,000,000 shares of its preferred stock with par value of $0.001 per share as Series A Participating Preferred Stock. The remaining 9,000,000 shares of preferred stock with par value of $0.001 remain undesignated. None of the preferred shares were issued and outstanding at December 31, 2012 and 2011.
Voting Rights
The holders of each share of common stock shall be entitled to one vote per share on all matters to be voted upon by the Company’s stockholders.
Stock Option Plans
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of December 31, 2012, 4.0 million shares were reserved for future grants under the 2011 Stock Plan.
In February 2002, the Company adopted the 2002 Stock Plan, which was amended and restated in May 2006. The 2002 Stock Plan provided for the grant of incentive stock options to employees and for the grant of non-statutory stock options and stock purchase rights to employees, directors and consultants. In the first quarter of 2012, 1.2 million shares reserved for future grants under the 2002 Stock Plan expired.
A summary of the activities related to the Company’s stock option plans is as follows:

	Shares Available for Grant	Options Outstanding		Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2009	2,591,267	4,241,438	$22.74
Granted	(552,765)	552,765	99.58
Exercised	—	(1,902,073)	24.75
Balances as of December 31, 2010	2,038,502	2,892,130	36.11
Authorized	5,700,000	—	—
Granted	(724,994)	724,994	154.09
Exercised	—	(659,370)	29.11
Balances as of December 31, 2011	7,013,508	2,957,754	66.59
Granted	(1,803,798)	1,803,798	73.94
Exercised	—	(188,552)	21.85
Canceled	48	(48)	35.95
Expired	(1,160,721)	—
Balances as of December 31, 2012	4,049,037	4,572,952	71.33	7.05	$163,975
Vested and exercisable at December 31, 2012		4,572,952	71.33	7.05	$163,975
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2012, 2011 and 2010 was $14.7 million, $128.1 million and $176.0 million, respectively.
Cash received from option exercises for the years ended December 31, 2012, 2011 and 2010 was $4.1 million, $19.6 million and $47.1 million, respectively.
Employee Stock Purchase Plan
In February 2002, the Company adopted the 2002 ESPP under which employees purchased common stock of the Company through accumulated payroll deductions. The purchase price of the common stock acquired by the employees participating in the ESPP is 85% of the closing price on either the first day of the offering period or the last day of the purchase period, whichever was lower. Under the ESPP, the offering and purchase periods took place concurrently in consecutive six month increments. Therefore, the look-back for determining the purchase price was six months. Employees could invest up to 15% of their gross compensation through payroll deductions. In no event was an employee permitted to purchase more than 8,334 shares of common stock during any six-month purchase period.
As of December 31, 2012, there were 2,785,721 shares available for future issuance under the 2002 Employee Stock Purchase Plan. The Company’s ESPP was suspended in 2011 and there were no offerings in 2011 or 2012.
During the year ended December 31, 2010 employees purchased approximately 46,112 shares at an average price of $58.41 per share. Cash received from purchases under the ESPP for the year ended December 31, 2010 was $2.7 million.
Stock-Based Compensation
Vested stock options granted before June 30, 2004 can be exercised up to three months following termination of employment. Vested stock options granted after June 30, 2004 and before January 1, 2007 can be exercised up to one year following termination of employment. Vested stock options granted after January 2007 will remain exercisable for the full ten years contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model:

Year Ended December 31,
	2012	2011	2010
Dividend yield	—%	—%	—%
Expected volatility	55% - 65%	51% – 65%	46% – 54%
Risk-free interest rate	1.61% - 2.01%	2.05% – 3.42%	2.65% – 3.67%
Suboptimal exercise factor	2.26 - 3.65	2.17 – 3.64	1.78 – 3.28

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected term for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted.
The assumptions used in the Black-Scholes option pricing model to value the shares under the ESPP in 2010 was a 0% dividend yield, 45% expected volatility, 0.24% risk-free interest rate, and 0.5 expected life in years.

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
In valuing shares issued under the Company’s employee stock option plans, the Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the contractual term of the options. In valuing shares issued under the Company’s ESPP, the Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the expected term of the shares. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company does not use a post-vesting termination rate as options are fully vested upon grant date. The weighted-average fair value of employee stock options granted during 2012, 2011 and 2010 was $41.00, $84.94 and $49.31 per share, respectively. The weighted-average fair value of shares granted under the ESPP during 2010 was $21.27 per share.
Stock-based compensation expense related to stock option plans and employee stock purchases was $73.9 million, $61.6 million and $28.0 million for the years ended December 31, 2012, 2011 and 2010, respectively. The total income tax benefit recognized in the income statement related to stock option plans and employee stock purchases was $28.5 million, $22.8 million and $11.2 million for 2012, 2011 and 2010, respectively.
Stock Repurchase Program
The following table presents a summary of the Company’s stock repurchases:

	Year ended December 31,
	2011	2010
	(in thousands, except per share data)
Total number of shares repurchased	900	2,606
Dollar amount of shares repurchased	$199,666	$210,259
Average price paid per share	$221.88	$80.67
Range of price paid per share	$160.11 – $248.78	$60.23 – $126.01
Under the stock repurchase plan announced on June 11, 2010, the Company was authorized to repurchase up to $300 million of its common stock through the end of 2012. As of December 31, 2012, the Company has repurchased $259.0 million of its common stock under this plan. As of December 31, 2012, the plan has expired and the remaining $41.0 million was unused.

8.	Income Taxes

Income before provision for income taxes was as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
United States	$27,885	$359,786	$267,696
Foreign	2,595	(264)	—
Income before income taxes	$30,480	$359,522	$267,696
The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Current tax provision:
Federal	$34,387	$123,406	$86,002
State	7,850	28,657	21,803
Foreign	1,162	(70)	—
Total current	43,399	151,993	107,805
Deferred tax provision:
Federal	(26,903)	(14,008)	(1,615)
State	(3,168)	(4,589)	653
Total deferred	(30,071)	(18,597)	(962)
Provision for income taxes	$13,328	$133,396	$106,843

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $1.6 million of undistributed earnings for certain foreign subsidiaries as of December 31, 2012. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes net of available foreign tax credits associated with these earnings. The amount of unrecognized deferred income tax liability related to these earnings is immaterial.
Income tax benefits attributable to the exercise of employee stock options at $4.4 million, $45.5 million and $62.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, were recorded directly to additional paid-in-capital.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Expected tax expense at U.S. federal statutory rate of 35%	$10,667	$125,833	$93,694
State income taxes, net of Federal income tax effect	2,914	15,042	15,349
R&D tax credit	(1,803)	(8,365)	(3,207)
Other	1,550	886	1,007
Provision for income taxes	$13,328	$133,396	$106,843
The tax effects of temporary differences and tax carryforwards that give rise to significant portions of the deferred tax assets are presented below:

	As of December 31,
	2012	2011
	(in thousands)
Deferred tax assets (liabilities):
Stock-based compensation	$66,827	$39,337
Accruals and reserves	11,155	9,193
Depreciation	(18,356)	(17,381)
R&D credits	8,480	6,335
Other	(244)	844
Deferred tax assets	$67,862	$38,328
Deferred tax assets include $11.0 million and $10.0 million classified as “Other current assets” and $56.9 million and $28.3 million classified as “Other non-current assets” in the Consolidated Balance Sheets as of December 31, 2012 and 2011, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2012 and 2011, it was considered more likely than not that all deferred tax assets would be realized, and no significant valuation allowance was recorded.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extends the Federal research and development credit from January 1, 2012 through December 31, 2013. As a result, the Company will recognize the retroactive benefit of the Federal research and development credit of approximately $3.1 million as a discrete item in the first quarter of 2013, the period in which the legislation, including the reinstatement, was enacted.
The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “Other non-current liabilities” in the Consolidated Balance Sheets. As of December 31, 2012, the total amount of gross unrecognized tax benefits was $43.3 million, of which $35.7 million, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balance as of December 31, 2010	$20,677
Decreases related to tax positions taken during prior periods	(46)
Increases related to tax positions taken during the current period	10,739
Decreases related to expiration of statute of limitations	(3,237)
Balance as of December 31, 2011	$28,133
Increases related to tax positions taken during prior periods	8,487
Decreases related to tax positions taken during prior periods	(320)
Increases related to tax positions taken during the current period	7,037
Balance as of December 31, 2012	$43,337
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2012 and December 31, 2011, the total amount of gross interest and penalties accrued was $3.1 million and $2.4 million, respectively, which is classified as “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in our provision for income taxes were not material in all the periods presented.
The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2008 through 2011. The Company is also currently under examination by the state of California for the years 2006 and 2007. The years 1997 through 2005, as well as 2008 through 2011, remain subject to examination by the state of California.
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
The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 60% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board. During 2012, 2011 and 2010, the Company’s matching contributions totaled $5.2 million, $4.0 million and $2.8 million, respectively.

10.	Segment Information
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
There are no internal revenue transactions between the Company’s reporting segments. As of December 31, 2012, the Company had $4.0 million in long-lived tangible assets located internationally and $127.7 million in long-lived tangible assets located in the United States. As of December 31, 2011, all of the Company’s long-lived tangible assets were held in the United States. The Domestic and International streaming segments derive revenue from monthly subscription services consisting solely of streaming content. The Domestic DVD segment derives revenue from monthly subscription services consisting solely of DVD-by-mail.
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
Prior to the fourth quarter of 2010, the Company had a single segment as international operations had not yet commenced.
The following table represents segment information for the year ended December 31, 2012:

	As of/Year ended December 31, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total subscriptions at end of period (1)	27,146	6,121	8,224	—
Revenues	$2,184,868	$287,542	$1,136,872	$3,609,282
Cost of revenues	1,558,864	475,570	591,432	2,625,866
Marketing	276,072	201,283	7,374	484,729
Contribution profit (loss)	$349,932	$(389,311)	$538,066	$498,687
Other operating expenses				448,695
Operating income				49,992
Other income (expense)				(19,512)
Provision for income taxes				13,328
Net income				$17,152

	As of/Year ended December 31, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total content library, net	$2,317,070	$527,235	$29,865	$2,874,170
Amortization of content library	1,152,446	438,772	65,396	1,656,614

The following table represents the Company's segment information for the fourth quarter of 2011:

	As of/Three Months ended December 31, 2011
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total subscriptions at end of period (1)	21,671	1,858	11,165	—
Revenues	$476,334	$28,988	$370,253	$875,575
Cost of revenues	345,026	55,909	174,220	575,155
Marketing	79,198	32,822	2,268	114,288
Contribution profit (loss)	$52,110	$(59,743)	$193,765	$186,132
Other operating expenses				124,260
Operating income				61,872
Other income (expense)				(5,037)
Provision for income taxes				21,616
Net income				$35,219

The following tables represents the Company’s segment information for the years ended December 31, 2011 and 2010 based on the Company’s segment reporting prior to the fourth quarter of 2011:

	As of/Year ended December 31, 2011
	Domestic	International	Consolidated
	(in thousands)
Total unique subscribers at end of period (1) (2)	24,395	1,858	26,253
Revenues	$3,121,727	$82,850	$3,204,577
Cost of revenues	1,932,419	107,482	2,039,901
Marketing	$324,121	$78,517	402,638
Contribution profit (loss)	$865,187	$(103,149)	$762,038
Other operating expenses			385,970
Operating income			376,068
Other income (expense)			(16,546)
Provision for income taxes			133,396
Net income			$226,126

	As of/Year ended December 31, 2010
	Domestic	International	Consolidated
	(in thousands)
Total unique subscribers at end of period (1) (2)	19,501	509	20,010
Revenues	$2,159,008	$3,617	$2,162,625
Cost of revenues	1,350,542	6,813	1,357,355
Marketing	$284,917	$8,922	293,839
Contribution profit (loss)	$523,549	$(12,118)	$511,431
Other operating expenses			227,790
Operating income			283,641
Other income (expense)			(15,945)
Provision for income taxes			106,843
Net income			$160,853

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

(2)	For purposes of determining the number of unique subscribers, domestic subscribers who have elected both a DVD and a streaming subscription plan are considered a single unique subscriber.

11.	Subsequent Event

On January 29, 2013, the Company announced the pricing of an offering of $500 million aggregate principal amount of 5.375% senior notes due 2021 (the "5.375% Notes). The notes are expected to be issued at par on February 1, 2013 and are senior unsecured obligations of the Company. Interest is payable semi-annually at a rate of 5.375% per annum on February 1 and August 1 of each year, commencing on August 1, 2013. The 5.375% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the 5.375% Notes prior to maturity in whole or in part at a redemption price of 100% of the principal plus an applicable premium as of, and accrued and unpaid interest, if any, to the applicable redemption date.

The 5.375% Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person.

12.	Selected Quarterly Financial Data (Unaudited)

	December 31	September 30	June 30	March 31
	(in thousands, except for per share data)
2012
Total revenues	$945,239	$905,089	$889,163	$869,791
Gross profit	249,372	242,451	245,735	245,858
Net income (loss)	7,897	7,675	6,164	(4,584)
Earnings (loss) per share:
Basic	$0.14	$0.14	$0.11	$(0.08)
Diluted	0.13	0.13	0.11	(0.08)
2011
Total revenues	$875,575	$821,839	$788,610	$718,553
Gross profit	300,420	285,222	298,632	280,402
Net income (1)	35,219	62,460	68,214	60,233
Earnings per share:
Basic	$0.66	$1.19	$1.30	$1.14
Diluted	0.64	1.16	1.26	1.11

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

Netflix, Inc.

Dated: January 31, 2013	By:	/S/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: January 31, 2013	By:	/S/ DAVID WELLS
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

Signature	Title	Date
/S/ REED HASTINGS	President, Chief Executive Officer and Director (principal executive officer)	January 31, 2013
Reed Hastings

/S/ DAVID WELLS	Chief Financial Officer (principal financial and accounting officer)	January 31, 2013
David Wells

/S/ RICHARD BARTON	Director	January 31, 2013
Richard Barton

/S/ TIMOTHY M. HALEY	Director	January 31, 2013
Timothy M. Haley

/S/ JAY C. HOAG	Director	January 31, 2013
Jay C. Hoag

/S/ ANN MATHER	Director	January 31, 2013
Ann Mather

/S/ A. GEORGE BATTLE	Director	January 31, 2013
A. George Battle

/S/ LESLIE J. KILGORE	Director	January 31, 2013
Leslie J. Kilgore

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004
3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004
3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-49802	3.1	November 2, 2012
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009
4.3	Indenture, dated November 28, 2011, among Netflix, Inc. and Wells Fargo Bank, National Association, relating to the Zero Coupon Senior Convertible Notes due 2018.	8-K	000-49802	4.1	November 28, 2011
4.4	Registration Rights Agreement dated November 28, 2011, by and among Netflix, Inc., TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P.	8-K	000-49802	10.1	November 28, 2011
4.5	Preferred Shares Rights Agreement, dated as of November 2, 2012, by and between Netflix, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	000-49802	4.1	November 2, 2012
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010
10.3†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.4†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.5†	Description of Director Equity Compensation Plan	8-K	000-49802	99.2	June 16, 2010
10.6†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009
10.7†	Amended and Restated Executive Severance and Retention Incentive Plan					X
23.1	Consent of Ernst & Young LLP					X
23.2	Consent of KPMG LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101
The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the SEC on January 31, 2013, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2012, 2011 and 2010, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010, (iv) Consolidated Balance Sheets as of December 31, 2012 and 2011, (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2012, 2011 and 2010 and (vi) the Notes to Consolidated Financial Statements.
X

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
† Indicates a management contract or compensatory plan