Form 10-Q
period 2013-03-31
NETFLIX INC
filed 2013-04-26
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2013, there were 56,143,986 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2013	March 31, 2012
Revenues	$1,023,961	$869,791
Cost of revenues	726,863	623,933
Marketing	129,175	129,928
Technology and development	91,975	82,801
General and administrative	44,126	35,064
Operating income (loss)	31,822	(1,935)
Other income (expense):
Interest expense	(6,740)	(4,974)
Interest and other income (expense)	977	(116)
Loss on extinguishment of debt	(25,129)	—
Income (loss) before income taxes	930	(7,025)
Benefit for income taxes	(1,759)	(2,441)
Net income (loss)	$2,689	$(4,584)
Earnings (loss) per share:
Basic	$0.05	$(0.08)
Diluted	$0.05	$(0.08)
Weighted average common shares outstanding:
Basic	55,972	55,456
Diluted	60,146	55,456

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Net income (loss)	$2,689	$(4,584)
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,289)	811
Change in unrealized gains on available-for-sale securities, net of tax of $(212) and $38, respectively	(339)	60
Total other comprehensive income (loss)	(2,628)	871
Comprehensive income (loss)	$61	$(3,713)

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net income (loss)	$2,689	$(4,584)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Additions to streaming content library	(591,941)	(764,893)
Change in streaming content liabilities	9,700	397,553
Amortization of streaming content library	485,740	339,736
Amortization of DVD content library	18,237	20,046
Depreciation and amortization of property, equipment and intangibles	12,051	11,331
Stock-based compensation expense	17,746	19,332
Excess tax benefits from stock-based compensation	(11,615)	(3,755)
Other non-cash items	1,750	(1,519)
Loss on extinguishment of debt	25,129	—
Deferred taxes	(6,748)	(10,843)
Changes in operating assets and liabilities:
Prepaid content	2,675	2,994
Other current assets	(8,402)	11,741
Accounts payable	17,104	(1,756)
Accrued expenses	(4,132)	1,783
Deferred revenue	9,406	1,806
Other non-current assets and liabilities	8,446	137
Net cash (used in) provided by operating activities	(12,165)	19,109
Cash flows from investing activities:
Acquisitions of DVD content library	(21,193)	(13,528)
Purchases of property and equipment	(12,203)	(4,766)
Other assets	4,050	1,334
Purchases of short-term investments	(235,623)	(299,467)
Proceeds from sale of short-term investments	81,228	172,335
Proceeds from maturities of short-term investments	4,420	8,275
Net cash used in investing activities	(179,321)	(135,817)
Cash flows from financing activities:
Proceeds from issuance of common stock	39,146	1,224
Proceeds from issuance of debt	500,000	—
Issuance costs	(9,414)	(388)
Redemption of debt	(219,362)	—
Excess tax benefits from stock-based compensation	11,615	3,755
Principal payments of lease financing obligations	(403)	(559)
Net cash provided by financing activities	321,582	4,032
Effect of exchange rate changes on cash and cash equivalents	(2,336)	615
Net increase (decrease) in cash and cash equivalents	127,760	(112,061)
Cash and cash equivalents, beginning of period	290,291	508,053
Cash and cash equivalents, end of period	$418,051	$395,992
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$418,051	$290,291
Short-term investments	607,821	457,787
Current content library, net	1,391,505	1,368,162
Prepaid content	57,254	59,929
Other current assets	82,469	64,622
Total current assets	2,557,100	2,240,791
Non-current content library, net	1,576,674	1,506,008
Property and equipment, net	129,319	131,681
Other non-current assets	100,196	89,410
Total assets	$4,363,289	$3,967,890
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$1,355,010	$1,366,847
Accounts payable	102,822	86,468
Accrued expenses	52,004	53,139
Deferred revenue	178,878	169,472
Total current liabilities	1,688,714	1,675,926
Non-current content liabilities	1,083,427	1,076,622
Long-term debt	500,000	200,000
Long-term debt due to related party	200,000	200,000
Other non-current liabilities	78,229	70,669
Total liabilities	3,550,370	3,223,217
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at March 31, 2013 and December 31, 2012; 56,143,986 and 55,587,167 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	56	56
Additional paid-in capital	369,801	301,616
Accumulated other comprehensive income	291	2,919
Retained earnings	442,771	440,082
Total stockholders’ equity	812,919	744,673
Total liabilities and stockholders’ equity	$4,363,289	$3,967,890
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on January 31, 2013. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the amortization policy for the streaming content library; the recognition and measurement of income tax assets and liabilities; and the valuation of stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. Interim results are not necessarily indicative of the results for a full year.
The Company is organized into three operating segments: Domestic streaming, International streaming and Domestic DVD. The Company’s revenues are derived from monthly membership fees.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

2. Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Statements of Operations. Payroll and related expenses of $6.0 million associated with corporate marketing personnel, previously classified in "Marketing" on the Consolidated Statements of Operations, have been reclassified as "General and administrative" for the period ended March 31, 2012. Historically these costs were substantially all recorded in the Domestic streaming segment and impacted segment contribution profit. Management and the Company's chief operating decision maker consider such employee costs to be global corporate costs rather than direct marketing costs and as such are not indicative of any given segment's performance. Accordingly, such costs have been reclassified as "General and administrative" expenses which are not a component of contribution profit. There was no impact to operating income (loss) in any period.

3. Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings (loss) per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the assumed conversion of the Company’s Senior Convertible Notes and incremental shares issuable upon the assumed exercise of stock options. The computation of earnings (loss) per share is as follows:

	Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands, except per share data)
Basic earnings (loss) per share:
Net income (loss)	$2,689	$(4,584)
Shares used in computation:
Weighted-average common shares outstanding	55,972	55,456
Basic earnings (loss) per share	$0.05	$(0.08)

Diluted earnings (loss) per share:
Net income (loss)	$2,689	$(4,584)
Senior Convertible Notes interest expense, net of tax	49	—
Numerator for diluted earnings per share	$2,738	$(4,584)
Shares used in computation:
Weighted-average common shares outstanding	55,972	55,456
Senior Convertible Notes shares	2,331	—
Employee stock options	1,843	—
Weighted-average number of shares	60,146	55,456
Diluted earnings (loss) per share	$0.05	$(0.08)

For the three months ended March 31, 2013 and 2012, 0.4 million and 1.8 million incremental shares issuable upon the assumed exercise of stock options, respectively, are not included in the calculation of diluted earnings (loss) per share, as their inclusion would have been anti-dilutive.
For the three months ended March 31, 2012, 2.3 million shares issuable upon the assumed conversion of the Company's Senior Convertible Notes are not included in the calculation of diluted earnings (loss) per share, as their inclusion would have been anti-dilutive.

4. Short-term Investments
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

	As of March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$310,813	$—	$—	$310,813
Level 1 securities:
Money market funds	7,017	—	—	7,017
Level 2 securities:
Corporate debt securities	318,573	1,760	(291)	320,042
Government and agency securities classified as cash equivalents	105,823	—	—	105,823
Government and agency securities classified as short-term investments	114,110	179	—	114,289
Asset and mortgage-backed securities	173,219	469	(198)	173,490
Total (1)	$1,029,555	$2,408	$(489)	$1,031,474

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$284,661	$—	$—	$284,661
Level 1 securities:
Money market funds	10,500	—	—	10,500
Level 2 securities:
Corporate debt securities	150,322	1,605	(32)	151,895
Government and agency securities	166,643	285	—	166,928
Asset and mortgage-backed securities	138,340	750	(125)	138,965
Total (2)	$750,466	$2,640	$(157)	$752,949

(1)
Includes $418.1 million that is included in cash and cash equivalents, $607.8 million included in short-term investments and $5.6 million of restricted cash that is included in other non-current assets related to workers compensation deposits.

(2)
Includes $290.3 million that is included in cash and cash equivalents, $457.8 million included in short-term investments and $4.8 million of restricted cash that is included in other non-current assets related to workers compensation deposits.

Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of available-for-sale securities and cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of available-for-sale securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. The Company's procedures include controls to ensure that appropriate fair values are recorded, such as comparing prices obtained from multiple independent sources. See Note 6 to the consolidated financial statements for further information regarding the fair value of the Company’s debt instruments.

Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at March 31, 2013. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three months ended March 31, 2013 and 2012. In addition, there were no material gross realized gains or losses in the three months ended March 31, 2013 and 2012.
The estimated fair value of short-term investments by contractual maturity as of March 31, 2013 is as follows:

(in thousands)
Due within one year	$70,895
Due after one year and through 5 years	486,043
Due after 5 years and through 10 years	6,633
Due after 10 years	44,250
Total short-term investments	$607,821

5. Balance Sheet Components
Content Library
Content library consisted of the following:

	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Total content library, gross	$5,376,681	$5,001,524
Accumulated amortization	(2,408,502)	(2,127,354)
Total content library, net	2,968,179	2,874,170
Current content library, net	1,391,505	1,368,162
Non-current content library, net	$1,576,674	$1,506,008

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

		As of
		March 31, 2013	December 31, 2012
		(in thousands)
Computer equipment	3 years	$88,192	$84,193
Operations and other equipment	5 years	99,402	100,207
Software	3 years	38,740	39,073
Furniture and fixtures	3 years	18,669	18,208
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	45,922	45,393
Capital work-in-progress		6,145	8,282
Property and equipment, gross		337,751	336,037
Less: Accumulated depreciation		(208,432)	(204,356)
Property and equipment, net		$129,319	$131,681

6. Long-term Debt
Senior Convertible Notes

As of March 31, 2013, the Company had $200.0 million aggregate principal amount of zero coupon Senior Convertible Notes due on December 1, 2018 (the “Convertible Notes”) outstanding. The Convertible Notes were issued in a private placement offering to TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P. A general partner of these funds also serves on the Company’s Board of Directors, and as such, the issuance of the notes is considered a related party transaction. At any time following May 28, 2012, the Company may elect to cause the conversion of the Convertible Notes into shares of the Company’s common stock when specified conditions are satisfied, including that the daily volume weighted average price of the Company’s common stock is equal to or greater than $111.54 for at least 50 trading days during a 65 trading day period prior to the conversion date. The Convertible Notes include, among other terms and conditions, limitations on the Company’s ability to pay cash dividends or to repurchase shares of its common stock, subject to specified exceptions. At March 31, 2013 and December 31, 2012, the Company was in compliance with these covenants.
The Company determined that the embedded conversion option in the Convertible Notes does not require separate accounting treatment as a derivative instrument because it is both indexed to the Company’s own stock and would be classified in Stockholders' equity if freestanding. Additionally, the Convertible Notes do not require or permit any portion of the obligation to be settled in cash and accordingly the liability and equity (conversion option) components are not required to be accounted for separately.
Subsequent to March 31, 2013, after all specified conditions were satisfied, the Company elected to cause the conversion of all outstanding Convertible Notes with an aggregate principal amount of $200.0 million in accordance with the terms of the Indenture governing such notes. Pursuant to this conversion, the Company issued 2.3 million shares of common stock to the holders of the Convertible Notes at a conversion ratio of 11.6553. The fair market value of one share of common stock on the date of conversion was $216.99 per share.
Senior Notes
In February 2013, the Company issued $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "5.375% Notes"). The 5.375% Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at a rate of 5.375% per annum on February 1 and August 1 of each year, commencing on August 1, 2013. The 5.375% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the 5.375% Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest plus a make-whole payment equivalent to the present value of the remaining interest payments through maturity.
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
The net proceeds to the Company were $490.6 million. Debt issuance costs of $9.4 million were recorded in "Other non-current assets" on the Consolidated Balance Sheets and are amortized over the term of the notes as "Interest expense" on the Consolidated Statements of Operations.
The Company used $224.5 million of the net proceeds of the 5.375% Notes to redeem the outstanding $200.0 million aggregate principal amount of 8.50% Senior Notes due 2017 (the “8.50% Notes”) and pursuant to the make-whole provision in the Indenture governing the 8.50% Notes, paid a $19.4 million premium and $5.1 million of accrued and unpaid interest. The Company recognized a loss on extinguishment of debt of $25.1 million related to redemption of the 8.50% Notes which included the write off of unamortized debt issuance costs of $4.2 million.
Based on quoted market prices in less active markets (a Level 2 input for this financial instrument), the fair value of the 5.375% Notes as of March 31, 2013 was approximately $496.3 million.

7. Stockholders’ Equity

Subsequent to March 31, 2013, the Company issued 2.3 million shares of common stock in connection with the conversion of the Convertible Notes. See Note 6 to the consolidated financial statements for further details.

Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of March 31, 2013, 3.8 million shares were reserved for future grants under the 2011 Stock Plan.

A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances as of December 31, 2012	4,049,037	4,572,952	$71.33
Granted	(244,054)	244,054	134.56
Exercised	—	(556,819)	70.30
Balances as of March 31, 2013	3,804,983	4,260,187	75.09	6.72	$502,450
Vested and exercisable at March 31, 2013		4,260,187	75.09	6.72	$502,450

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2013. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended March 31, 2013 and 2012 was $50.0 million and $11.7 million, respectively.
Cash received from option exercises for the three months ended March 31, 2013 and 2012 was $39.1 million and $1.2 million, respectively.
Stock-Based Compensation

Vested stock options granted before June 30, 2004 can be exercised up to three months following termination of employment. Vested stock options granted after June 30, 2004 and before January 1, 2007 can be exercised up to one year following termination of employment. Vested stock options granted on or after January 1, 2007 will remain exercisable for the full ten year contractual term regardless of employment status.

The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model:

	Three Months Ended
	March 31, 2013	March 31, 2012
Dividend yield	—%	—%
Expected volatility	54%	65%
Risk-free interest rate	1.87%	1.97%
Suboptimal exercise factor	2.33 - 3.59	2.26 - 3.65

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected term for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted.

The weighted-average fair value of employee stock options granted during the three months ended March 31, 2013 and 2012 was $72.71 and $55.65 per share, respectively.

Stock-based compensation expense related to stock option plans was $17.7 million and $19.3 million for the three months ended March 31, 2013 and 2012, respectively. The total income tax benefit recognized in the income statement related to stock option plans was $6.8 million and $6.7 million for the three months ended March 31, 2013 and 2012, respectively.

8. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income for the three months ended March 31, 2013:

	Foreign currency items	Change in unrealized gains on available for sale securities	Total
	(in thousands)
Accumulated other comprehensive income (loss), net of tax, as of December 31, 2012	$1,381	$1,538	$2,919
Other comprehensive income before reclassifications	(2,289)	(295)	(2,584)
Amounts reclassified from accumulated other comprehensive income	—	(44)	(44)
Net decrease in other comprehensive income	(2,289)	(339)	(2,628)
Accumulated other comprehensive income (loss), net of tax, as of March 31, 2013	$(908)	$1,199	$291

All amounts reclassified from accumulated other comprehensive income were related to gains (losses) on available for sale securities. These reclassifications impacted "Interest and other income (expense)" on the Consolidated Statements of Operations.

9. Income Taxes

The effective tax rates (benefit) for the three months ended March 31, 2013 and 2012 were (189)% and (35)%, respectively. These rates differed from the federal statutory rate primarily due to the Federal and California R&D tax credits partially offset by state taxes and nondeductible expenses. The increase in the Company's effective tax rate (benefit) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to the reinstatement of the 2012 Federal R&D credit in January 2013.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extended the Federal R&D credit from January 1, 2012 through December 31, 2013. As a result, the Company recognized the retroactive benefit of the 2012 Federal R&D credit of approximately $3.1 million as a discrete item in the first quarter of 2013, the period in which the legislation was enacted.

As of December 31, 2012, the Company had $43.3 million of gross unrecognized tax benefits. During the three months ended March 31, 2013, the Company had an increase in gross unrecognized tax benefits of approximately $8.6 million. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $43.6 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as “Other non-current liabilities” on the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision (benefit) for income taxes" on the Consolidated Statements of Operations. As of March 31, 2013, the total amount of gross interest and penalties accrued was $3.3 million, and is classified as “Other non-current liabilities” on the Consolidated Balance Sheets.

Deferred tax assets include $11.6 million and $11.0 million classified as “Other current assets” and $63.2 million and $56.9 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of March 31, 2013 and December 31, 2012, it was considered more likely than not that substantially all deferred tax assets would be realized, and no significant valuation allowance was recorded.

Income tax benefits attributable to the exercise of employee stock options of $11.3 million and $3.7 million, during the three months ended March 31, 2013 and 2012, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets.

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

10. Commitments and Contingencies

Streaming Content

The Company had $5.7 billion and $5.6 billion of obligations at March 31, 2013 and December 31, 2012, respectively, including agreements to license streaming content that represent current or long-term liabilities or that are not reflected on the Consolidated Balance Sheets because they do not meet content library asset recognition criteria. The license agreements that are not reflected on the Consolidated Balance Sheets do not meet content library asset recognition criteria because either the fee is not known or reasonably determinable for a specific title or it is known but the title is not yet available for streaming to members.
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
The expected timing of payments for these agreements to acquire and license streaming content that represent current or long-term liabilities as well as obligations not reflected on the Consolidated Balance Sheets is as follows:

	As of
	March 31, 2013	December 31, 2012
	(in thousands)
Less than one year	$2,376,260	$2,299,562
Due after one year and through 3 years	2,696,896	2,715,294
Due after 3 years and through 5 years	535,617	540,346
Due after 5 years	63,713	78,483
Total streaming content obligations	$5,672,486	$5,633,685

The Company has licenses with certain performing rights organizations (“PROs”), and is currently involved in negotiations with other PROs, that hold certain rights to music "publicly performed" in connection with streaming content into various territories. For the latter, the Company accrues for estimated royalties that are expected to be due to PROs and adjusts these accruals based on any changes in estimates. These amounts are included in the Company's streaming content obligations. If the Company is unable to reach mutually acceptable terms with the PROs, it could become involved in litigation and /or could be enjoined from delivering certain musical compositions, which could adversely impact the Company. Additionally, pending and ongoing litigation between certain PROs and other third parties in various territories could impact the Company's negotiations with PROs. The results of these negotiations are uncertain and may be materially different from management’s estimates.

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

On December 5, 2012, the Company and its Chief Executive Officer Reed Hastings each received a “Wells Notice” from the Staff of the SEC indicating its intent to recommend to the SEC that it institute a cease and desist proceeding and/or bring a civil injunctive action against the Company and Mr. Hastings for violations of Regulation Fair Disclosure, Section 13(a) of the Securities Exchange Act and Rules 13a-11 and 13a-15 thereunder. On April 2, 2013, the Company and Mr. Hastings each received notification that the SEC had concluded its investigation and did not intend to recommend any enforcement action.

On January 13, 2012, the first of three purported shareholder class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Two additional purported shareholder class action lawsuits were filed in the same court on January 27, 2012 and February 29, 2012 alleging substantially similar claims. These lawsuits were consolidated into In re Netflix, Inc., Securities Litigation, Case No. 3:12-cv-00225-SC, and the Court selected lead plaintiffs. Lead plaintiffs filed a consolidated complaint which alleged violations of the federal securities laws on June 26, 2012. The Court dismissed the consolidated complaint with leave to amend on February 13, 2013. Lead plaintiffs filed a first amended consolidated complaint on March 22, 2013. The first amended consolidated complaint alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company's common stock between October 20, 2010 and October 24, 2011. The first amended consolidated complaint alleges, among other things, that the Company issued materially false and misleading statements primarily regarding the Company's streaming business which led to artificially inflated stock prices. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

On November 23, 2011, the first of six purported shareholder derivative suits was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its officers and directors. Five additional purported shareholder derivative suits were subsequently filed: two in the Superior Court of California, Santa Clara County on February 9, 2012 and May 2, 2012; and three in the United States District Court for the Northern District of California on February 13, 2012, February 24, 2012 and April 2, 2012. The purported shareholder derivative suits filed in the Northern District of California have been voluntarily dismissed. On July 5, 2012, the purported shareholder derivative suits filed in Santa Clara County were consolidated into In re Netflix, Inc. Shareholder Derivative Litigation, Case No. 1-12-cv-218399, and lead counsel was appointed. A consolidated complaint was filed December 4, 2012, with plaintiffs seeking compensatory damages and other relief.  The consolidated complaint alleges, among other things, that certain of the Company's current and former officers and directors breached their fiduciary duties, issued false and misleading statements primarily regarding the Company's streaming business, violated accounting rules concerning segment reporting, violated provisions of the California Corporations Code, and wasted corporate assets.  The consolidated complaint further alleges that the defendants caused the Company to buy back stock at artificially inflated prices to the detriment of the Company and its shareholders while contemporaneously selling personally held Company stock. The Company filed a demurrer to the consolidated complaint and a motion to stay the litigation on February 4, 2013. The demurrer and the motion to stay are pending. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

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

11. Segment Information
The Company has three operating segments: Domestic streaming, International streaming and Domestic DVD. Segment information is presented along the same lines that the Company’s chief operating decision maker reviews the operating results in assessing performance and allocating resources. The Company’s chief operating decision maker reviews revenues and contribution profit (loss) for each of the reportable segments. Contribution profit (loss) is defined as revenues less cost of revenues and direct marketing expenses.
The Domestic and International streaming segments derive revenues from monthly membership services consisting solely of streaming content. The Domestic DVD segment derives revenues from monthly membership services consisting solely of DVD-by-mail. Revenues and the related credit card fees are attributed to the operating segment based on the nature of the underlying membership (DVD or streaming) and the geographic region from which the membership originates. There are no internal revenue transactions between the Company’s reporting segments.
Cost of revenues are primarily attributed to the operating segment based on the amounts directly incurred by the segment to obtain content and deliver it to the specific region. Marketing expenses are primarily comprised of advertising expenses which are generally included in the segment in which the expenditures are directly incurred.
As of March 31, 2013, the Company had $4.1 million in long-lived tangible assets located internationally and $125.2 million in long-lived tangible assets located in the United States. As of December 31, 2012 the Company had $4.0 million in long-lived tangible assets located internationally and $127.7 million in long-lived tangible assets located in the United States.
The following tables represent segment information for the quarter ended March 31, 2013:

	As of/ Three months ended March 31, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	29,174	7,142	7,983	—
Revenues	$638,649	$142,019	$243,293	$1,023,961
Cost of revenues	436,506	165,024	125,333	726,863
Marketing	70,793	53,915	4,467	129,175
Contribution profit (loss)	$131,350	$(76,920)	$113,493	$167,923
Other operating expenses				136,101
Operating income				31,822
Other income (expense)				(30,892)
Benefit for income taxes				(1,759)
Net income				$2,689

	As of/ Three months ended March 31, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total content library, net	$2,332,402	$606,362	$29,415	$2,968,179
Amortization of content library	335,748	149,992	18,237	503,977

The following tables represent the Company’s segment information for the quarter ended March 31, 2012:

	As of/ Three months ended March 31, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	23,410	3,065	10,089	—
Revenues	$506,665	$43,425	$319,701	$869,791
Cost of revenues	360,776	91,411	171,746	623,933
Marketing	73,405	54,697	1,826	129,928
Contribution profit (loss)	$72,484	$(102,683)	$146,129	$115,930
Other operating expenses				117,865
Operating loss				(1,935)
Other income (expense)				(5,090)
Benefit for income taxes				(2,441)
Net loss				$(4,584)

	Three months ended March 31, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content library	$254,525	$85,211	$20,046	$359,782
The following tables represent the Company’s segment information as of December 31, 2012:

	As of December 31, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total content library, net	$2,317,070	$527,235	$29,865	$2,874,170

(1)
A membership (also referred to as a subscription) is defined as the right to receive either the Netflix streaming service or Netflix DVD service. In connection with these services, the Company offers free-trial memberships to new and certain rejoining members.  For inclusion in the definition of a member in the above metrics, a method of payment is required to be provided even during the free-trial period. Total members therefore include those who are on a free-trial and have provided a method of payment. A membership would be canceled and cease to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the monthly membership period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy, contribution profit (losses) and margins both domestically and internationally, consolidated revenues, DVD and streaming member trends, investments in our International segment, cash use in connection with content acquisitions and international expansion, investments in content and marketing, content payments and expense, free and operating cash flow and available funds, deferred tax assets, accessing and obtaining additional capital and future contractual obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. These forward-looking statements can be identified by our use of words such as "anticipate", "expect", "will", "may" and derivations thereof. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on January 31, 2013, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.

We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

We will disclose material non-public information through one or more of the following channels: Netflix’s investor relations website (http://ir.netflix.com), the social media channels identified on Netflix’s investor relations website, press releases, SEC filings, public conference calls and webcasts.

Overview

We are the world’s leading Internet television network with more than 36 million streaming members in over 40 countries enjoying more than one billion hours of TV shows and movies per month, including Original series. For one low monthly price, our members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Additionally, in the United States ("U.S."), our members can receive standard definition DVDs, and their high definition successor, Blu-ray discs (collectively referred to as “DVD”), delivered quickly to their homes.
We are a pioneer in the Internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for Internet-connected devices and have licensed increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their TVs, computers and mobile devices. As a result of these efforts, we have experienced growing consumer acceptance of and interest in the delivery of TV shows and movies directly over the Internet. Historically, our acquisition of new members has been seasonal with the first and fourth quarters representing our strongest net member additions and our second quarter representing the lowest net member additions in a calendar year.

Results of Operations
The following represents our consolidated performance highlights:

	Three Months Ended			Change
	March 31, 2013	December 31, 2012	March 31, 2012	Q1'13 vs. Q4'12	Q1'13 vs. Q1'12
	(in thousands, except per share data)
Revenues	$1,023,961	$945,239	$869,791	8%	18%
Contribution profit	167,923	136,312	115,930	23%	45%
Operating income (loss)	31,822	19,638	(1,935)	62%	NM
Net income (loss)	2,689	7,897	(4,584)	(66)%	NM
Diluted earnings (loss) per share	0.05	0.13	(0.08)	(62)%	NM
Free cash flow (1)	(41,511)	(51,006)	2,149	19%	NM

(1)	See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “free cash flow” to “net cash provided by operating activities.”
Consolidated revenues for the three months ended March 31, 2013 increased $154.2 million as compared to the three months ended March 31, 2012 and $78.7 million as compared to the three months ended December 31, 2012 due to growth in streaming members, both internationally and domestically. This increase in revenues drove an increase in operating income over the prior periods partially offset by an increase in the cost of revenues due to continued investments in streaming content available in all regions. The increase in operating income over each prior period was offset by the $25.1 million loss on extinguishment of debt due to the early redemption of our 8.50% Senior Notes due 2017 ("8.50% Notes").
Free cash flow for the three months ended March 31, 2013 decreased $43.7 million as compared to the three months ended March 31, 2012 and increased $9.5 million as compared to the three months ended December 31, 2012 to negative $41.5 million. The most significant use of cash in the quarter was cash payments for content (in excess of the expense). We expect excess content payments over expense to continue to fluctuate over time both domestically and internationally. Payment terms for certain streaming licenses, especially programming that initially airs in the applicable territory on our service (“Original programming”) or that is considered output content, will typically require more up-front cash payments than other licensing agreements.

Our core strategy is to grow a streaming membership business domestically and internationally. We are continuously improving the customer experience, with a focus on expanding our streaming content, enhancing our user interface and extending our streaming service to even more Internet-connected devices, while staying within the parameters of our consolidated net income (loss) and operating segment contribution profit (loss) targets. As we grow our streaming segments, we have shifted spending away from the Domestic DVD segment to invest more in streaming content and marketing for our streaming services.

•	We define contribution profit as revenues less cost of revenues and marketing expenses. We believe this is an important measure of our operating segment performance.

•
For the Domestic and International streaming segments, content licensing expenses, which includes the amortization of the streaming content library and other expenses associated with the licensing of streaming content, represent the vast majority of cost of revenues. Streaming content rights are generally specific to a geographic region and accordingly our international expansion will require us to obtain additional streaming content licenses to support new international markets. Other cost of revenues such as content delivery expenses, customer service and payment card fees tend to be lower as a percentage of total cost of revenues. We utilize both our own and third-party content delivery networks to help us efficiently stream content in high volume to our members over the Internet. Content delivery expenses therefore also include equipment costs related to our streaming content delivery network ("Open Connect") and all third-party costs associated with delivering streaming content over the Internet. Cost of revenues in the Domestic DVD segment consists primarily of content delivery, expenses related to the acquisition of content, including amortization of DVD content library and revenue sharing expenses, and other expenses associated with our DVD processing and customer service centers. Content delivery expenses for the Domestic DVD segment consist of the postage costs to mail DVDs to and from our paying members and the packaging and label costs for the mailers.

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and payments made to our affiliates and consumer electronics partners. Advertising expenses include promotional activities such as television and online advertising as well as allocated costs of revenues relating to free trial periods. Payments to our affiliates and consumer electronics partners may be in the form of a fixed fee or may be a revenue sharing payment. Marketing costs as a percentage of revenues are higher for the Domestic and International streaming segments given our focus on building consumer awareness of the streaming offerings. Marketing costs are immaterial for the Domestic DVD segment.

•
As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment. We expect that the investments in content and marketing associated with the Domestic streaming segment will slow relative to revenues to allow for contribution margin expansion over time. Investments in content and marketing associated with the International streaming segment will fluctuate dependent upon the number of International territories in which our streaming service is offered and the timing of the launch of new territories.

Domestic Streaming Segment

Three months ended March 31, 2013 as compared to the three months ended March 31, 2012

	As of/ Three Months Ended		Change
	March 31, 2013	March 31, 2012	Q1'13 vs. Q1'12
	(in thousands, except percentages)
Members:
Net additions	2,028	1,739	17%
Members at end of period	29,174	23,410	25%
Paid members at end of period	27,913	22,022	27%

Contribution profit:
Revenues	$638,649	$506,665	26%
Cost of revenues	436,506	360,776	21%
Marketing	70,793	73,405	(4)%
Contribution profit	131,350	72,484	81%
Contribution margin	21%	14%

In the Domestic streaming segment, we derive revenues from services consisting solely of streaming content offered through a membership plan priced at $7.99 per month. The $132.0 million increase in our domestic streaming revenues was due to the 27% growth in the average number of paid memberships.

The $75.7 million increase in domestic streaming cost of revenues was primarily due to the $61.0 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content, including exclusive and Original content, available for viewing by our members as compared to the three months ended March 31, 2012. In addition, content delivery expenses increased by $6.9 million primarily due to an increase in the total number of hours viewed by members driven by the 27% growth in the average number of paid memberships. Other costs increased $7.8 million due to an increase in credit card fees as a result of the growth in revenues and an increase in costs associated with customer service call centers to support our growing member base.

Marketing expenses decreased $2.6 million primarily due to a decrease in television and radio advertising partially offset by an increase in marketing spending for the launch of our Original series, House of Cards, as well as increases in partner programs.
Our Domestic streaming segment had a contribution margin of 21% for the three months ended March 31, 2013, which increased as compared to the contribution margin of 14% for the three months ended March 31, 2012, as a result of growing memberships and revenue faster than content spending.

Three months ended March 31, 2013 as compared to the three months ended December 31, 2012

	As of /Three Months Ended		Change
	March 31, 2013	December 31, 2012	Q1'13 vs. Q4'12
	(in thousands, except percentages)
Members:
Net additions	2,028	2,045	(1)%
Members at end of period	29,174	27,146	7%
Paid members at end of period	27,913	25,471	10%

Contribution profit:
Revenues	$638,649	$589,471	8%
Cost of revenues	436,506	420,390	4%
Marketing	70,793	55,661	27%
Contribution profit	131,350	113,420	16%
Contribution margin	21%	19%

The $49.2 million increase in our domestic streaming revenues was due to the 8% growth in the average number of paid memberships. We expect streaming memberships domestically to continue to grow.

The $16.1 million increase in domestic streaming cost of revenues was primarily due to the $10.8 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content, including exclusive and Original content, available for viewing by our members as compared to the prior quarter. In addition, content delivery expenses increased by $2.7 million primarily due to an increase in the total number of hours viewed by members driven by the 8% growth in the average number of paid memberships. Other costs increased $2.6 million primarily due to an increase in credit card fees as a result of the growth in revenues.

Marketing expenses increased $15.1 million primarily due to an increase in marketing program spending in television and the launch of our Original series, House of Cards, partially offset by decreases in partner programs and radio advertising.

Our Domestic streaming segment had a contribution margin of 21% for the three months ended March 31, 2013, which increased as compared to the contribution margin of 19% for the three months ended December 31, 2012, as a result of growing memberships and revenue faster than content spending. Contribution margins for the Domestic streaming segment are expected to expand as investments in domestic content and marketing grow slower than domestic streaming revenues.

International Streaming Segment
Three months ended March 31, 2013 as compared to the three months ended March 31, 2012

	As of /Three Months Ended		Change
	March 31, 2013	March 31, 2012	Q1'13 vs. Q1'12
	(in thousands, except percentages)
Members:
Net additions	1,021	1,207	(15)%
Members at end of period	7,142	3,065	133%
Paid members at end of period	6,331	2,409	163%

Contribution profit (loss):
Revenues	$142,019	$43,425	227%
Cost of revenues	165,024	91,411	81%
Marketing	53,915	54,697	(1)%
Contribution loss	(76,920)	(102,683)	(25)%

In the International streaming segment, we derive revenues from services consisting solely of streaming content offered through a membership plan priced from approximately the equivalent of USD $8 to $14 per month. In September 2010, we began international operations in Canada. We expanded to Latin America in September 2011 and the U.K. and Ireland in January 2012. In October 2012, we launched our streaming service in Finland, Denmark, Sweden and Norway.

The $98.6 million increase in our international revenues was primarily due to the 191% growth in the international average number of paid memberships. International streaming memberships account for 20% of total streaming memberships as of March 31, 2013. We expect international streaming memberships to continue to grow.

The $73.6 million increase in international cost of revenues was primarily due to a $66.7 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content available for viewing in our international regions and our launch in the Nordic regions in the fourth quarter of 2012. Other costs increased $6.9 million due to an increase in content delivery expenses driven by the 191% growth in the average number of paid memberships, increased credit card fees as a result of the growth in revenues, and increased costs associated with our customer service call centers to support our growing member base.

Marketing expenses incurred by our International streaming segment have been significant and will fluctuate dependent upon the number of International territories in which our streaming service is offered and the timing of the launch of new territories. International marketing expenses for the three months ended March 31, 2013 were relatively flat as compared to the three months ended March 31, 2012 due to our launch in the Nordic regions in the fourth quarter of 2012 and the launch of our Original series, House of Cards, offset by a decrease in expenses for the U.K. and Ireland which launched in January 2012.

Three months ended March 31, 2013 as compared to the three months ended December 31, 2012

	As of /Three Months Ended		Change
	March 31, 2013	December 31, 2012	Q1'13 vs. Q4'12
	(in thousands, except percentages)
Members:
Net additions	1,021	1,810	(44)%
Members at end of period	7,142	6,121	17%
Paid members at end of period	6,331	4,892	29%

Contribution profit (loss):
Revenues	$142,019	$101,400	40%
Cost of revenues	165,024	151,238	9%
Marketing	53,915	54,818	(2)%
Contribution loss	(76,920)	(104,656)	(27)%
The $40.6 million increase in our international revenues was primarily due to the 31% growth in the international average number of paid memberships.

The $13.8 million increase in international cost of revenues was primarily due to a $12.5 million increase in content licensing expenses. The increase was primarily attributable to continued investments in existing and new streaming content available for viewing in our international regions and our launch in the Nordic regions in the fourth quarter of 2012.

International marketing expenses for the three months ended March 31, 2013 were relatively flat as compared to the three months ended December 31, 2012.
Our International streaming segment does not benefit from the established member base that exists for the Domestic segments. As a result of having to build a member base from zero, investments in streaming content and marketing for our International segment are larger initially relative to revenues, in particular as new territories are launched. The contribution losses for our International segment have been significant due to investments in streaming content and marketing programs to drive more membership growth and viewing in existing and new markets. International contribution losses improved $27.7 million sequentially, due to slower growth in content spending as compared to growth in revenues. For the second quarter of 2013, we are not expecting a substantial improvement in contribution losses because we expect to increase international content spending in line with revenue growth.

Domestic DVD Segment
Three months ended March 31, 2013 as compared to the three months ended March 31, 2012

	As of/ Three Months Ended		Change
	March 31, 2013	March 31, 2012	Q1'13 vs. Q1'12
	(in thousands, except percentages)
Members:
Net losses	(241)	(1,076)	(78)%
Members at end of period	7,983	10,089	(21)%
Paid members at end of period	7,827	9,958	(21)%

Contribution profit:
Revenues	$243,293	319,701	(24)%
Cost of revenues	125,333	171,746	(27)%
Marketing	4,467	1,826	145%
Contribution profit	113,493	146,129	(22)%
Contribution margin	47%	46%

In the Domestic DVD segment, we derive revenues from our DVD-by-mail membership services. The price per plan for DVD-by-mail varies from $4.99 to $43.99 per month based on the number of DVDs that a member may have out at any given point. Customers electing access to high definition Blu-ray discs in addition to standard definition DVDs pay a surcharge ranging from $2 to $4 per month for our most popular plans.

The $76.4 million decrease in our domestic DVD revenues was primarily due to a 24% decrease in the average number of paid memberships.

The $46.4 million decrease in domestic DVD cost of revenues was primarily due to a $25.1 million decrease in content acquisition expenses and a $16.4 million decrease in content delivery expenses resulting from a 24% decrease in the number of DVDs mailed to paying members. This decrease in shipments was driven by a decline in the number of DVD memberships and was partially offset by a 1% increase in the DVD usage per paying member and the USPS rate increase of $0.01 each way that took effect in January. Other costs, primarily those associated with content processing and customer service center expenses, decreased $4.9 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment had a contribution margin of 47% for the three months ended March 31, 2013, a slight increase from a contribution margin of 46% for the three months ended March 31, 2012.

Three months ended March 31, 2013 as compared to the three months ended December 31, 2012

	As of /Three Months Ended		Change
	March 31, 2013	December 31, 2012	Q1'13 vs. Q4'12
	(in thousands, except percentages)
Members:
Net losses	(241)	(382)	(37)%
Members at end of period	7,983	8,224	(3)%
Paid members at end of period	7,827	8,049	(3)%

Contribution profit:
Revenues	$243,293	254,368	(4)%
Cost of revenues	125,333	124,239	1%
Marketing	4,467	2,581	73%
Contribution profit	113,493	127,548	(11)%
Contribution margin	47%	50%

The $11.1 million decrease in our domestic DVD revenues was primarily due to a 4% decrease in the average number of paid memberships. We expect DVD memberships to continue to decline.

The $1.1 million increase in domestic DVD cost of revenues was primarily due to a $3.4 million increase in content delivery expenses primarily due to a 4% increase in DVDs mailed to paying members resulting from an 8% increase in the DVD usage per paying members and the USPS rate increase of $0.01 each way that took effect in January. This increase was offset by a $1.6 million decrease in content acquisition expenses.

Our Domestic DVD segment had a contribution margin of 47% for the three months ended March 31, 2013, as compared to a contribution margin of 50% for the three months ended December 31, 2012. The decrease is due to a seasonal increase in usage in the first quarter of 2013 and the USPS rate increase of $0.01 each way that took effect in January. Absent USPS rate increases, we’ve been able to maintain our DVD contribution margin as members and shipment volume decline. We anticipate continuing to be able to maintain the margins we see in the first half of 2013 throughout the full year.

Consolidated Operating Expenses

Technology and Development
Technology and development expenses consist of payroll and related costs incurred in making improvements to our service offerings, including testing, maintaining and modifying our user interface, our recommendation, merchandising and content delivery technology, as well as our telecommunications systems and infrastructures. Technology and development expenses also include costs associated with computer hardware and software.

Three months ended March 31, 2013 as compared to the three months ended March 31, 2012

	Three Months Ended		Change
	March 31, 2013	March 31, 2012	Q1'13 vs. Q1'12
	(in thousands, except percentages)
Technology and development	$91,975	$82,801	11%
As a percentage of revenues	9%	10%

The $9.2 million increase in technology and development expenses was primarily due to an $8.7 million increase in personnel-related costs resulting from a 14% growth in average headcount supporting continued improvements in our streaming service and our international expansion.

Three months ended March 31, 2013 as compared to the three months ended December 31, 2012

	Three Months Ended		Change
	March 31, 2013	December 31, 2012	Q1'13 vs. Q4'12
	(in thousands, except percentages)
Technology and development	$91,975	$82,139	12%
As a percentage of revenues	9%	9%

The $9.8 million increase in technology and development expenses was primarily due to an $8.2 million increase in personnel- related costs primarily due to an increase in employee compensation.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.

Three months ended March 31, 2013 as compared to the three months ended March 31, 2012

	Three Months Ended		Change
	March 31, 2013	March 31, 2012	Q1'13 vs. Q1'12
	(in thousands, except percentages)
General and administrative	$44,126	$35,064	26%
As a percentage of revenues	4%	4%

General and administrative expenses increased $9.1 million primarily due to a $6.8 million increase in costs associated with miscellaneous expenses related to the use of outside and professional services, taxes and insurance. In addition, personnel related costs increased primarily due to an 18% increase in the average headcount.

Three months ended March 31, 2013 as compared to the three months ended December 31, 2012

	Three Months Ended		Change
	March 31, 2013	December 31, 2012	Q1'13 vs. Q4'12
	(in thousands, except percentages)
General and administrative	$44,126	$34,535	28%
As a percentage of revenues	4%	4%

General and administrative expenses increased $9.6 million primarily due to a $4.3 million decrease in the gain on disposal of DVDs as well as an increase of $3.1 million in personnel-related costs resulting from an 8% increase in average headcount.

Interest Expense
Interest expense consists of the interest on our lease financing obligations and the interest associated with outstanding long-term debt obligations, including the amortization of debt issuance costs.

Three months ended March 31, 2013 as compared to the three months ended March 31, 2012

	Three Months Ended		Change
	March 31, 2013	March 31, 2012	Q1'13 vs. Q1'12
	(in thousands, except percentages)
Interest expense	$(6,740)	$(4,974)	36%
As a percentage of revenues	1%	1%

Three months ended March 31, 2013 as compared to the three months ended December 31, 2012

	Three Months Ended		Change
	March 31, 2013	December 31, 2012	Q1'13 vs. Q4'12
	(in thousands, except percentages)
Interest expense	$(6,740)	$(5,016)	34%
As a percentage of revenues	1%	1%
Interest expense for the three months ended March 31, 2013 consists primarily of $4.5 million of interest accrued on our 5.375% Notes for the two months such notes were outstanding and $2.2 million interest on our 8.50% Notes for the period prior to redemption. The increase in interest expense for the three months ended March 31, 2013 as compared the three months ended March 31, 2012 and December 31, 2012 is due to the higher aggregate principal of interest bearing notes outstanding partially offset by the lower interest rate.

Extinguishment of Debt
In connection with the redemption of the outstanding $200.0 million aggregate principal amount of the 8.50% Notes, we recognized a loss on extinguishment of debt of $25.1 million, which consists of expenses associated with the redemption, including a $19.4 million premium payment pursuant to the make-whole provision in the indenture governing the 8.50% Notes.

Provision (benefit) for Income Taxes

Our effective tax rates (benefit) for the three months ended March 31, 2013, December 31, 2012 and March 31, 2012 were (189)%, 47% and (35)%, respectively. These rates differed from the federal statutory rate primarily due to the Federal and California R&D tax credits partially offset by state taxes and nondeductible expenses. The increase in the Company's effective tax rate (benefit) for the three months ended March 31, 2013 as compared to the three months ended March 31, 2012 was primarily due to the retroactive reinstatement of the 2012 Federal R&D credit in January 2013.

On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extended the Federal R&D credit from January 1, 2012 through December 31, 2013. As a result, we recognized the retroactive benefit of the 2012 Federal R&D credit of approximately $3.1 million as a discrete item in the first quarter of 2013, the period in which the legislation was enacted.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments were $1,025.9 million and $748.1 million at March 31, 2013 and December 31, 2012, respectively. Our primary uses of cash include the acquisition and licensing of content, content delivery expenses, marketing and payroll related expenses. We expect to continue to make significant investments to license streaming content both domestically and internationally and expect to obtain more Original programs in 2013. These investments will impact our liquidity and we expect to have negative operating cash flows and/or use of cash in future periods.

In February 2013, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "5.375% Notes"). We used approximately $224.5 million of the net proceeds to redeem our outstanding 8.50% Notes, including a $19.4 million make-whole premium and $5.1 million of accrued and unpaid interest (See Note 6 to the consolidated financial statements for further discussion of debt). Although we currently anticipate that the remaining proceeds from the 5.375% Notes, together with our available funds, will be sufficient to meet our cash needs for the foreseeable future, we may be required or choose to obtain additional financing. Our ability to obtain additional financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
In November 2011, we issued $200.0 million of Senior Convertible Notes and raised an additional $200.0 million through a public offering of common stock. The Senior Convertible Notes consist of $200.0 million aggregate principal amount due on December 1, 2018 and do not bear interest. Subsequent to March 31, 2013, we exercised our option to cause the conversion of the Convertible Notes into shares of our common stock. (See Note 6 to the consolidated financial statements for discussion of debt and the conversion.)
As of March 31, 2013, $58.9 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S.
Free Cash Flow
We define free cash flow as cash provided by operating and investing activities excluding the non-operational cash flows from purchases, maturities and sales of short-term investments. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments and for certain other activities. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income (loss), operating income (loss), cash flow (used in) provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.

In assessing liquidity in relation to our results of operations, we compare free cash flow to net income (loss), noting that the three major recurring differences are excess content payments over expenses, non-cash stock-based compensation expense and other working capital differences which include deferred revenue, taxes and semi-annual interest payments on outstanding debt. Our receivables from customers settle quickly and deferred revenue is a source of cash flow. For streaming content, we typically enter into multi-year licenses with various content providers that may result in an increase in content library and a corresponding increase in liabilities on the Consolidated Balance Sheets. The payment terms for these license fees may extend over the term of the license agreements, which typically range from six months to five years.
Three months ended March 31, 2013 as compared to the three months ended March 31, 2012

	Three Months Ended
	March 31, 2013	March 31, 2012
	(in thousands)
Net cash (used in) provided by operating activities	$(12,165)	$19,109
Net cash used in investing activities	(179,321)	(135,817)
Net cash provided by financing activities	321,582	4,032

Non-GAAP free cash flow reconciliation:
Net cash (used in) provided by operating activities	(12,165)	19,109
Acquisitions of DVD content library	(21,193)	(13,528)
Purchases of property and equipment	(12,203)	(4,766)
Other assets	4,050	1,334
Non-GAAP free cash flow	$(41,511)	$2,149

Cash used in operating activities increased $31.3 million, primarily due to increased payments for content acquisition and licensing other than DVD library of $177.6 million or 38%, as well as increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $154.2 million or 18% increase in revenues.

Cash used in investing activities increased $43.5 million, primarily due to a decrease of $31.1 million in the proceeds from sales and maturities of short-term investments, net of purchases and $7.7 million increase in the acquisition of DVD content library. Investing activities were further impacted by a $7.4 million increase in the purchase of property and equipment primarily due to investments in our streaming content delivery network.

Cash provided by financing activities increased $317.6 million. In the first quarter of 2013, we issued $500.0 million of 5.375% Notes, with net proceeds of $490.6 million after payment of debt issuance costs. This was offset by the $219.4 million redemption of our 8.50% Senior Notes. Financing activities were further impacted by $45.8 million of increased cash flows provided by stock option exercises.

Free cash flow was $44.2 million lower than net income for the three months ended March 31, 2013 primarily due to $98.0 million of content cash payments over expense partially offset by $17.7 million non-cash stock-based compensation expense, $11.0 million favorable other working capital differences and $25.1 million loss on debt extinguishment (a financing activity).

Free cash flow was $6.7 million higher than net loss for the three months ended March 31, 2012 primarily due to $19.3 million non-cash stock-based compensation expense, $2.8 million favorable other working capital differences partially offset by $15.4 million content cash payments over expense.

Three months ended March 31, 2013 as compared to the three months ended December 31, 2012

	Three Months Ended
	March 31, 2013	December 31, 2012
	(in thousands)
Net cash used in operating activities	$(12,165)	$(16,186)
Net cash used in investing activities	(179,321)	(65,639)
Net cash provided by financing activities	321,582	1,832

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(12,165)	(16,186)
Acquisitions of DVD content library	(21,193)	(18,149)
Purchases of property and equipment	(12,203)	(19,164)
Other assets	4,050	2,493
Non-GAAP free cash flow	$(41,511)	$(51,006)
Cash used in operating activities decreased $4.0 million, primarily due to a $78.7 million or 8% increase in revenues. This cash inflow was partially offset by increases in payments for content acquisition and licensing other than DVD library of $48.9 million or 8%, as well as higher operating expenses.
Cash used in investing activities increased $113.7 million primarily due to a $119.2 million increase in the purchases, net of proceeds from sales and maturities of short-term investments. This increase was offset by a $7.0 million decrease in the purchase of property and equipment.

Cash provided by financing activities increased $319.8 million. In the first quarter of 2013 we issued $500.0 million of 5.375% Notes, with net proceeds of $490.6 million after payment of debt issuance costs. This was offset by the $219.4 million redemption of our 8.50% Senior Notes. Financing activities were further impacted by $48.3 million increased cash flows provided by stock option exercises.

Free cash flow was $58.9 million lower than net income for the three months ended December 31, 2012 primarily due to $67.7 million content cash payments over expense, $8.9 million unfavorable other working capital differences partially offset by $17.7 million non-cash stock-based compensation expense. The investments that will continue to weigh on our cash flow relative to net income are Originals and non-Originals content (ongoing) and our Open Connect conversion (primarily in 2013).

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of March 31, 2013. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at March 31, 2013:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$5,672,486	$2,376,260	$2,696,896	$535,617	$63,713
5.375% Notes (2)	715,000	29,115	53,750	53,750	578,385
Senior Convertible Notes (2)	200,000	—	—	—	200,000
Lease obligations (3)	143,506	25,234	37,450	30,155	50,667
Other purchase obligations (4)	116,112	102,644	13,468	—	—
Total	$6,847,104	$2,533,253	$2,801,564	$619,522	$892,765

(1)
Streaming content obligations include agreements to acquire and license streaming content. As of March 31, 2013 such obligations were comprised of $1.3 billion included in "Current content liabilities", $1.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $3.3 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.

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

(2)
Long-term debt obligations include our 5.375% Notes consisting of principal and interest payments and the Convertible Notes consisting solely of the principal amount. Subsequent to March 31, 2013, the Company elected to cause the conversion of the Convertible Notes. See Note 6 to the consolidated financial statements for further details of the conversion and details on the debt.

(3)
Lease obligations include lease financing obligations of $14.2 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $65.9 million for facilities under non-cancelable operating leases with various expiration dates through 2018, and $63.4 million of future minimum lease payments related to a facilities lease agreement entered into in the fourth quarter of 2012 to expand our Los Gatos headquarters to a nearby site The ten year lease term for this new lease will commence after the construction of the buildings is complete.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming content delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of March 31, 2013, we had gross unrecognized tax benefits of $51.9 million and an additional $3.3 million for gross interest and penalties classified as “Other non-current liabilities” on the Consolidated Balance Sheets. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not engage into any transactions with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us.

Indemnification

The information set forth under Note 10 in the notes to the consolidated financial statements under the caption “Indemnification” is incorporated herein by reference.

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

Streaming Content Accounting
We obtain content distribution rights in order to stream TV shows and movies and Original programing to members’ TVs, computers and mobile devices. Streaming content is generally licensed for a fixed fee for the term of the license agreement which may have multiple windows of availability. The license agreement may or may not be recognized in the content library.

When the streaming license fee is known or reasonably determinable for a specific title and the specific title is first available for streaming to members, the title is recognized on the Consolidated Balance Sheets as “Current content library, net” for the portion available for streaming within one year and as “Non-current content library, net” for the remaining portion. New titles recognized in the content library are classified in the line item “Additions to streaming content library” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. The streaming content library is reported at the lower of unamortized cost or estimated net realizable value. We amortize the content library on a straight-line basis over a period not to exceed each title's contractual window of availability, which typically ranges from six months to five years.

The amortization of the streaming content library is classified in “Cost of revenues” on the Consolidated Statements of Operations and in the line item “Amortization of streaming content library” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. Costs related to subtitles, dubbing, and closed captioning are capitalized in “Current content library, net” on the Consolidated Balance Sheets and amortized over the window of availability. Payment terms for license fees may extend over the term of the license window, which typically ranges from six months to five years. For the titles recognized in the content library, the license fees due but not paid are classified on the Consolidated Balance Sheets as "Current content liabilities” for the amounts due within one year and as “Non-current content liabilities” for the amounts due beyond one year. Changes in these liabilities are classified in the line item “Change in streaming content liabilities” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. We record the streaming content library assets and their related liability on our Consolidated Balance Sheets at the gross amount of the liability. Payments for the titles not yet available for streaming are not yet recognized in the content library but in prepaid content. Minimum commitments for the titles not yet available for streaming are not yet recognized in the content library and are discussed in Note 10 to the consolidated financial statements.
When the streaming license fee is not known or reasonably determinable for a specific title, the title does not meet the criteria for asset recognition in the content library. Titles do not meet the criteria for asset recognition in the content library because the underlying license agreement does not specify the number of titles or the license fee per title or the windows of availability per title, so that the license fee is not known or reasonably determinable for a specific title. Typical payment terms for these agreements, which can range from three to five years, require us to make equal fixed payments at the beginning of each quarter of the license term. To the extent that cumulative payments exceed cumulative amortization, prepaid content is recorded on the Consolidated Balance Sheets. We amortize the license fees on a straight-line basis over the term of each license agreement. The amortization is classified in “Cost of revenues” on the Consolidated Statements of Operations and in the line item “Net income (loss)” within net cash provided by operating activities on the Consolidated Statements of Cash Flows. Changes in prepaid content are classified within net cash provided by operating activities in the line item “Prepaid content” on the Consolidated Statements of Cash Flows. Commitments for licenses that do not meet the criteria for asset recognition in the content library are included in Note 10 to the consolidated financial statements.
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
We have licenses with performing rights organizations ("PROs"), and are currently involved in negotiations with other PROs, that hold certain rights to music "publicly performed" in connection with streaming content into various territories. For the latter, we accrue for estimated royalties that are expected to be due to PROs and adjust these accruals based on any changes in estimates. These amounts are included in our streaming content obligations. If we are unable to reach mutually acceptable terms with the PROs, we could become involved in litigation and/or could be enjoined from delivering certain musical compositions, which could adversely impact us. Additionally, pending and ongoing litigation between certain PROs and other third parties in various territories could impact our negotiations with PROs. The results of these negotiations are uncertain and may be materially different from management's estimates.

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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At March 31, 2013, our estimated gross unrecognized tax benefits were $51.9 million of which $43.6 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.
Stock-Based Compensation
Stock-based compensation expense at the grant date is based on the total number of options granted and an estimate of the fair value of the awards.
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

•
Expected Volatility:  Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods thereby precluding sole reliance on implied volatility. An increase of 10% in our computation of expected volatility would increase the total stock-based compensation expense by approximately $1.0 million for the three months ended March 31, 2013.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives. An increase in the suboptimal exercise factor of 10% would increase the total stock-based compensation expense by approximately $0.6 million for the three months ended March 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2012. Our exposure to market risk has not changed significantly since December 31, 2012.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 10 in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 6.	Exhibits
(a) Exhibits:

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-49802	3.1	November 2, 2012

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

4.3	Indenture, dated November 28, 2011, among Netflix, Inc. and Wells Fargo Bank, National Association, relating to the Zero Coupon Senior Convertible Notes due 2018.	8-K	000-49802	4.1	November 28, 2011

4.4	Registration Rights Agreement dated November 28, 2011, by and among Netflix, Inc., TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P.	8-K	000-49802	10.1	November 28, 2011

4.5	Preferred Shares Rights Agreement, dated as of November 2, 2012, by and between Netflix, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	000-49802	10.1	November 2, 2012

4.6	Indenture, dated February 1, 2013, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 5.375% Senior Notes due 2021.	8-K	000-49802	4.1	February 1, 2013

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.6†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.7†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	January 31, 2013

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on April 26, 2013, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012 (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.
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

NETFLIX, INC.
Dated: April 26, 2013	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: April 26, 2013	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-49802	3.1	November 2, 2012

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

4.3	Indenture, dated November 28, 2011, among Netflix, Inc. and Wells Fargo Bank, National Association, relating to the Zero Coupon Senior Convertible Notes due 2018.	8-K	000-49802	4.1	November 28, 2011

4.4	Registration Rights Agreement dated November 28, 2011, by and among Netflix, Inc., TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P.	8-K	000-49802	10.1	November 28, 2011

4.5	Preferred Shares Rights Agreement, dated as of November 2, 2012, by and between Netflix, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	000-49802	10.1	November 2, 2012

4.6	Indenture, dated February 1, 2013, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 5.375% Senior Notes due 2021.	8-K	000-49802	4.1	February 1, 2013

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.6†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.7†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	January 31, 2013

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on April 26, 2013, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2013 and 2012 (iii) Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.