Form 10-Q
period 2013-06-30
NETFLIX INC
filed 2013-07-25
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, there were 58,922,493 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Revenues	$1,069,372	$889,163	$2,093,333	$1,758,954
Cost of revenues	753,525	643,428	1,480,388	1,267,361
Marketing	121,760	113,964	250,935	243,892
Technology and development	93,126	81,547	185,101	164,348
General and administrative	43,844	34,070	87,970	69,134
Operating income	57,117	16,154	88,939	14,219
Other income (expense):
Interest expense	(7,528)	(5,006)	(14,268)	(9,980)
Interest and other income (expense)	(2,940)	(493)	(1,963)	(609)
Loss on extinguishment of debt	—	—	(25,129)	—
Income before income taxes	46,649	10,655	47,579	3,630
Provision for income taxes	17,178	4,491	15,419	2,050
Net income	$29,471	$6,164	$32,160	$1,580
Earnings per share:
Basic	$0.51	$0.11	$0.56	$0.03
Diluted	$0.49	$0.11	$0.53	$0.03
Weighted average common shares outstanding:
Basic	58,192	55,526	57,089	55,491
Diluted	60,590	58,809	60,369	58,878

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income	$29,471	$6,164	$32,160	$1,580
Other comprehensive income (loss):
Foreign currency translation adjustments	30	(767)	(2,259)	44
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $(1,239), $95, $(1,451), and $133, respectively	(1,985)	151	(2,324)	211
Total other comprehensive income (loss)	(1,955)	(616)	(4,583)	255
Comprehensive income	$27,516	$5,548	$27,577	$1,835

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net income	$29,471	$6,164	$32,160	$1,580
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to streaming content library	(593,454)	(374,252)	(1,185,395)	(1,139,145)
Change in streaming content liabilities	7,284	(39,947)	16,984	357,606
Amortization of streaming content library	510,250	375,997	995,990	715,733
Amortization of DVD content library	17,709	16,304	35,946	36,350
Depreciation and amortization of property, equipment and intangibles	12,026	11,047	24,077	22,378
Stock-based compensation expense	17,955	18,450	35,701	37,782
Excess tax benefits from stock-based compensation	(20,368)	(307)	(31,983)	(4,062)
Other non-cash items	1,188	(1,579)	2,938	(3,098)
Loss on extinguishment of debt	—	—	25,129	—
Deferred taxes	(2,040)	—	(8,788)	(10,843)
Changes in operating assets and liabilities:
Prepaid content	25,190	4,503	27,865	7,497
Other current assets	8,572	(8,077)	170	3,664
Accounts payable	(5,138)	316	11,881	(1,440)
Accrued expenses	10,494	6,854	6,362	8,637
Deferred revenue	7,693	2,188	17,099	3,994
Other non-current assets and liabilities	7,111	1,746	15,557	1,883
Net cash provided by operating activities	33,943	19,407	21,693	38,516
Cash flows from investing activities:
Acquisitions of DVD content library	(14,023)	(8,012)	(35,216)	(21,540)
Purchases of property and equipment	(8,088)	(3,359)	(20,206)	(8,125)
Other assets	1,087	3,132	5,137	4,466
Purchases of short-term investments	(146,050)	(63,303)	(381,673)	(362,770)
Proceeds from sale of short-term investments	33,979	48,173	115,207	220,508
Proceeds from maturities of short-term investments	5,410	12,715	9,830	20,990
Net cash used in investing activities	(127,685)	(10,654)	(306,921)	(146,471)
Cash flows from financing activities:
Proceeds from issuance of common stock	28,846	524	67,992	1,748
Proceeds from issuance of debt	—	—	500,000	—
Issuance costs	—	(371)	(9,414)	(759)
Redemption of debt	—	—	(219,362)	—
Excess tax benefits from stock-based compensation	20,368	307	31,983	4,062
Principal payments of lease financing obligations	(255)	(577)	(658)	(1,136)
Net cash provided by (used in) financing activities	48,959	(117)	370,541	3,915
Effect of exchange rate changes on cash and cash equivalents	(2,590)	(2,377)	(4,926)	(1,762)
Net (decrease) increase in cash and cash equivalents	(47,373)	6,259	80,387	(105,802)
Cash and cash equivalents, beginning of period	418,051	395,992	290,291	508,053
Cash and cash equivalents, end of period	$370,678	$402,251	$370,678	$402,251
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$370,678	$290,291
Short-term investments	709,432	457,787
Current content library, net	1,363,609	1,368,162
Prepaid content	32,064	59,929
Other current assets	94,539	64,622
Total current assets	2,570,322	2,240,791
Non-current content library, net	1,682,202	1,506,008
Property and equipment, net	127,931	131,681
Other non-current assets	100,296	89,410
Total assets	$4,480,751	$3,967,890
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$1,321,217	$1,366,847
Accounts payable	103,441	86,468
Accrued expenses	59,035	53,139
Deferred revenue	186,571	169,472
Total current liabilities	1,670,264	1,675,926
Non-current content liabilities	1,124,249	1,076,622
Long-term debt	500,000	200,000
Long-term debt due to related party	—	200,000
Other non-current liabilities	80,616	70,669
Total liabilities	3,375,129	3,223,217
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at June 30, 2013 and December 31, 2012; 58,922,493 and 55,587,167 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	59	56
Additional paid-in capital	634,985	301,616
Accumulated other comprehensive (loss) income	(1,664)	2,919
Retained earnings	472,242	440,082
Total stockholders’ equity	1,105,622	744,673
Total liabilities and stockholders’ equity	$4,480,751	$3,967,890
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2013. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the amortization policy for the streaming content library; the recognition and measurement of income tax assets and liabilities; and the valuation of stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
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

2. Reclassifications
Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Statements of Operations. Payroll and related expenses of $4.3 million and $10.2 million for the three and six months ended June 30, 2012, respectively, associated with corporate marketing personnel, previously classified in "Marketing" on the Consolidated Statements of Operations, have been reclassified as "General and administrative". Historically these costs were substantially recorded in the Domestic streaming segment and impacted segment contribution profit. Management and the Company's chief operating decision maker consider such employee costs to be global corporate costs rather than direct marketing costs and as such are not indicative of any given segment's performance. Accordingly, such costs have been reclassified as "General and administrative" expenses which are not a component of contribution profit. There was no impact to operating income in any period.
In addition, certain prior period amounts in the Consolidated Statements of Cash Flows have been revised to correctly present changes in accounts payable related to purchases of fixed assets. For the three and six months ended June 30, 2012, a $0.3 million increase in accounts payable has been reclassified from purchases of fixed assets in "Net cash used in investing activities" to changes in accounts payable in "Net cash provided by operating activities". There was no impact to the Consolidated Statements of Operations or Consolidated Balance Sheets.

3. Earnings Per Share
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the assumed conversion of the Company’s Senior Convertible Notes (prior to the conversion of such notes) and incremental shares issuable upon the assumed exercise of stock options. The computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands, except per share data)
Basic earnings per share:
Net income	$29,471	$6,164	$32,160	$1,580
Shares used in computation:
Weighted-average common shares outstanding	58,192	55,526	57,089	55,491
Basic earnings per share	$0.51	$0.11	$0.56	$0.03

Diluted earnings per share:
Net income	$29,471	$6,164	$32,160	$1,580
Senior Convertible Notes interest expense, net of tax	—	48	49	98
Numerator for diluted earnings per share	$29,471	$6,212	$32,209	$1,678
Shares used in computation:
Weighted-average common shares outstanding	58,192	55,526	57,089	55,491
Senior Convertible Notes shares	564	2,331	1,442	2,331
Employee stock options	1,834	952	1,838	1,056
Weighted-average number of shares	60,590	58,809	60,369	58,878
Diluted earnings per share	$0.49	$0.11	$0.53	$0.03

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(in thousands)
Employee stock options	318	1,184	384	908

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

	As of June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$368,527	$—	$—	$368,527
Level 1 securities:
Money market funds	7,354	—	—	7,354
Level 2 securities:
Corporate debt securities	332,174	918	(1,714)	331,378
Government and agency securities	181,638	180	(156)	181,662
Asset and mortgage-backed securities	196,913	276	(797)	196,392
Total (1)	$1,086,606	$1,374	$(2,667)	$1,085,313

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$284,661	$—	$—	$284,661
Level 1 securities:
Money market funds	10,500	—	—	10,500
Level 2 securities:
Corporate debt securities	150,322	1,605	(32)	151,895
Government and agency securities	166,643	285	—	166,928
Asset and mortgage-backed securities	138,340	750	(125)	138,965
Total (2)	$750,466	$2,640	$(157)	$752,949

(1)
Includes $370.7 million that is included in cash and cash equivalents, $709.4 million included in short-term investments and $5.2 million of restricted cash that is included in other non-current assets related to workers compensation deposits.

(2)
Includes $290.3 million that is included in cash and cash equivalents, $457.8 million included in short-term investments and $4.8 million of restricted cash that is included in other non-current assets related to workers compensation deposits.

Fair value is a market-based measurement that is determined based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of available-for-sale securities and cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of available-for-sale securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. The Company's procedures include controls to ensure that appropriate fair values are recorded, such as comparing prices obtained from multiple independent sources. See Note 6 to the consolidated financial statements for further information regarding the fair value of the Company’s debt instruments.
Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2013. There were no investments in an unrealized loss position for longer than 12 months as of June 30, 2013 or December 31, 2012, respectively. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three and six months ended June 30, 2013 and 2012. In addition, there were no material gross realized gains or losses in the three and six months ended June 30, 2013 and 2012.
The estimated fair value of short-term investments by contractual maturity as of June 30, 2013 is as follows:

(in thousands)
Due within one year	$138,342
Due after one year and through 5 years	524,210
Due after 5 years and through 10 years	1,755
Due after 10 years	45,125
Total short-term investments	$709,432

5. Balance Sheet Components
Content Library
Content library consisted of the following:

	As of
	June 30, 2013	December 31, 2012
	(in thousands)
Total content library, gross	$5,519,593	$5,001,524
Accumulated amortization	(2,473,782)	(2,127,354)
Total content library, net	3,045,811	2,874,170
Current content library, net	1,363,609	1,368,162
Non-current content library, net	$1,682,202	$1,506,008

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

		As of
		June 30, 2013	December 31, 2012
		(in thousands)
Computer equipment	3 years	$92,922	$84,193
Operations and other equipment	5 years	99,153	100,207
Software	3 years	39,089	39,073
Furniture and fixtures	3 years	19,073	18,208
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	46,839	45,393
Capital work-in-progress		9,947	8,282
Property and equipment, gross		347,704	336,037
Less: Accumulated depreciation		(219,773)	(204,356)
Property and equipment, net		$127,931	$131,681

6. Long-term Debt
Senior Convertible Notes
In November 2011, the Company issued $200.0 million aggregate principal amount of zero coupon Senior Convertible Notes due on December 1, 2018 (the “Convertible Notes”) in a private placement offering to TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P. A general partner of these funds also serves on the Company’s Board of Directors, and as such, the issuance of the notes was considered a related party transaction. At any time following May 28, 2012, the Company may have elected to cause the conversion of the Convertible Notes into shares of the Company’s common stock when specified conditions are satisfied, including that the daily volume weighted average price of the Company’s common stock was equal to or greater than $111.54 for at least 50 trading days during a 65 trading day period prior to the conversion date.
In April 2013, after all specified conditions were satisfied, the Company elected to cause the conversion of all outstanding Convertible Notes with an aggregate principal amount of $200.0 million in accordance with the terms of the Indenture governing such notes. Pursuant to this conversion, the Company issued 2.3 million shares of common stock to the holders of the Convertible Notes at a conversion ratio of 11.6553. The fair market value of one share of common stock on the date of conversion was $216.99 per share.
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
In the first quarter of 2013, the Company used $224.5 million of the net proceeds of the 5.375% Notes to redeem the outstanding $200.0 million aggregate principal amount of 8.50% Senior Notes due 2017 (the “8.50% Notes”) and pursuant to the make-whole provision in the Indenture governing the 8.50% Notes, paid a $19.4 million premium and $5.1 million of accrued and unpaid interest. The Company recognized a loss on extinguishment of debt of $25.1 million related to redemption of the 8.50% Notes which included the write off of unamortized debt issuance costs of $4.2 million.
Based on quoted market prices in less active markets (a Level 2 input for this financial instrument), the fair value of the 5.375% Notes as of June 30, 2013 was approximately $497.5 million.

7. Stockholders’ Equity
In April 2013, the Company issued 2.3 million shares of common stock in connection with the conversion of the Convertible Notes. See Note 6 to the consolidated financial statements for further details.
Preferred Stock
In 2012, the Company designated 1,000,000 shares of its preferred stock with par value of $0.001 per share as Series A Participating Preferred Stock. The remaining 9,000,000 shares of preferred stock with par value of $0.001 remain undesignated. None of the preferred shares were issued and outstanding at June 30, 2013 or December 31, 2012.
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of June 30, 2013, 3.6 million shares were reserved for future grants under the 2011 Stock Plan.
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances as of December 31, 2012	4,049,037	4,572,952	$71.33
Granted	(406,292)	406,292	162.52
Exercised		(1,004,266)	67.70
Balances as of June 30, 2013	3,642,745	3,974,978	81.57	6.49	$524,708
Vested and exercisable at June 30, 2013		3,974,978	81.57	6.49	$524,708

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2013. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended June 30, 2013 and 2012 was $68.3 million and $1.0 million, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2013 and 2012 was $118.3 million and $12.8 million, respectively.
Cash received from option exercises for the three months ended June 30, 2013 and 2012 was $28.8 million and $0.5 million, respectively. Cash received from option exercises for the six months ended June 30, 2013 and 2012 was $68.0 million and $1.7 million, respectively.
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
The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Dividend yield	—%	—%	—%	—%
Expected volatility	53%	61%	53% - 54%	61% - 65%
Risk-free interest rate	1.88%	2.01%	1.87% - 1.88%	1.97% - 2.01%
Suboptimal exercise factor	2.39 - 3.61	2.26 - 3.65	2.33 - 3.61	2.26 - 3.65

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected term for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted.
The weighted-average fair value of employee stock options granted during the three months ended June 30, 2013 and 2012 was $110.67 and $45.38 per share, respectively. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2013 and 2012 was $87.87 and $50.11 per share, respectively.
Stock-based compensation expense related to stock option plans was $18.0 million and $18.5 million for the three months ended June 30, 2013 and 2012, respectively. Stock-based compensation expense related to stock option plans was $35.7 million and $37.8 million for the six months ended June 30, 2013 and 2012, respectively. The total income tax benefit recognized in the income statement related to stock option plans was $6.9 million and $7.1 million for the three months ended June 30, 2013 and 2012, respectively. The total income tax benefit recognized in the income statement related to stock option plans was $13.7 million and $14.6 million for the six months ended June 30, 2013 and 2012, respectively.

8. Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of tax for the three and six months ended June 30, 2013:

	Foreign currency items	Change in unrealized gains on available for sale securities	Total
	(in thousands)
Balance as of March 31, 2013	$(908)	$1,199	$291
Other comprehensive income before reclassifications	30	(2,068)	(2,038)
Amounts reclassified from accumulated other comprehensive income	—	83	83
Net increase (decrease) in other comprehensive income	30	(1,985)	(1,955)
Balance as of June 30, 2013	$(878)	$(786)	$(1,664)

	Foreign currency items	Change in unrealized gains on available for sale securities	Total
	(in thousands)
Balance as of December 31, 2012	$1,381	$1,538	$2,919
Other comprehensive income before reclassifications	(2,259)	(2,363)	(4,622)
Amounts reclassified from accumulated other comprehensive income	—	39	39
Net decrease in other comprehensive income	(2,259)	(2,324)	(4,583)
Balance as of June 30, 2013	$(878)	$(786)	$(1,664)

All amounts reclassified from accumulated other comprehensive income were related to gains (losses) on available-for-sale securities. These reclassifications impacted "Interest and other income (expense)" on the Consolidated Statements of Operations.

9. Income Taxes

The effective tax rates for the three months ended June 30, 2013 and 2012 were 37% and 42%, respectively. The effective tax rates for the six months ended June 30, 2013 and 2012 were 32% and 56%, respectively. These rates differed from the federal statutory rate primarily due to the Federal and California R&D tax credits partially offset by state taxes and nondeductible expenses. The decrease in the Company's effective tax rate for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 was primarily due to the retroactive reinstatement of the 2012 Federal R&D credit in January 2013.

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
As of December 31, 2012, the Company had $43.3 million of gross unrecognized tax benefits. During the six months ended June 30, 2013, the Company had an increase in gross unrecognized tax benefits of approximately $11.6 million. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $46.1 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as “Other non-current liabilities” on the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations. As of June 30, 2013, the total amount of gross interest and penalties accrued was $3.5 million, and is classified as “Other non-current liabilities” on the Consolidated Balance Sheets.
Deferred tax assets include $11.6 million and $11.0 million classified as “Other current assets” and $66.5 million and $56.9 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of June 30, 2013 and December 31, 2012, it was considered more likely than not that substantially all deferred tax assets would be realized, and no significant valuation allowance was recorded.
Income tax benefits attributable to the exercise of employee stock options of $20.2 million and $0.3 million, during the three months ended June 30, 2013 and 2012, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets. Income tax benefits attributable to the exercise of employee stock options of $31.5 million and $4.1 million, during the six months ended June 30, 2013 and 2012, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets.
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

10. Commitments and Contingencies

Streaming Content
The Company had $6.4 billion and $5.6 billion of obligations at June 30, 2013 and December 31, 2012, respectively, including agreements to license streaming content that represent current or long-term liabilities or that are not reflected on the Consolidated Balance Sheets because they do not meet the content library asset recognition criteria. The license agreements that are not reflected on the Consolidated Balance Sheets do not meet the content library asset recognition criteria because either the fee is not known or reasonably determinable for a specific title or it is known but the title is not yet available for streaming to members.
For those agreements with variable terms, the Company does not estimate the total obligation beyond any minimum quantities and/or pricing as of the reporting date. For those agreements that include renewal provisions that are solely at the option of the content provider, the Company includes the commitments associated with the renewal period to the extent such commitments are fixed or a minimum amount is specified.
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
The expected timing of payments for these agreements to acquire and license streaming content that represent current or long-term liabilities as well as obligations not reflected on the Consolidated Balance Sheets is as follows:

	As of
	June 30, 2013	December 31, 2012
	(in thousands)
Less than one year	$2,533,061	$2,299,562
Due after one year and through 3 years	2,864,331	2,715,294
Due after 3 years and through 5 years	830,536	540,346
Due after 5 years	140,177	78,483
Total streaming content obligations	$6,368,105	$5,633,685

The Company has licenses with certain performing rights organizations (“PROs”), and is currently involved in negotiations with other PROs, that hold certain rights to music "publicly performed" in connection with streaming content into various territories. The Company accrues for estimated royalties that are expected to be due to PROs and adjusts these accruals based on any changes in estimates. These amounts are included in Current content liabilities on the Company's Consolidated Balance Sheets. If the Company is unable to reach mutually acceptable terms with the PROs, it could become involved in litigation and /or could be enjoined from delivering certain musical compositions, which could adversely impact the Company. Additionally, pending and ongoing litigation between certain PROs and other third parties in various territories could impact the Company's negotiations with PROs. The results of these negotiations are uncertain and may be materially different from management’s estimates.
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
On January 13, 2012, the first of three purported shareholder class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Two additional purported shareholder class action lawsuits were filed in the same court on January 27, 2012 and February 29, 2012 alleging substantially similar claims. These lawsuits were consolidated into In re Netflix, Inc., Securities Litigation, Case No. 3:12-cv-00225-SC, and the Court selected lead plaintiffs. Lead plaintiffs filed a consolidated complaint which alleged violations of the federal securities laws on June 26, 2012. The Court dismissed the consolidated complaint with leave to amend on February 13, 2013. Lead plaintiffs filed a first amended consolidated complaint on March 22, 2013. The first amended consolidated complaint alleges violations of the federal securities laws and seeks unspecified compensatory damages and other relief on behalf of a class of purchasers of the Company's common stock between October 20, 2010 and October 24, 2011. The first amended consolidated complaint alleges, among other things, that the Company issued materially false and misleading statements primarily regarding the Company's streaming business which led to artificially inflated stock prices. The Company filed a motion to dismiss the first amended consolidated complaint on April 24, 2013; that motion is fully briefed and pending. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
On November 23, 2011, the first of six purported shareholder derivative suits was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its officers and directors. Five additional purported shareholder derivative suits were subsequently filed: two in the Superior Court of California, Santa Clara County on February 9, 2012 and May 2, 2012; and three in the United States District Court for the Northern District of California on February 13, 2012, February 24, 2012 and April 2, 2012. The purported shareholder derivative suits filed in the Northern District of California have been voluntarily dismissed. On July 5, 2012, the purported shareholder derivative suits filed in Santa Clara County were consolidated into In re Netflix, Inc. Shareholder Derivative Litigation, Case No. 1-12-cv-218399, and lead counsel was appointed. A consolidated complaint was filed December 4, 2012, with plaintiffs seeking compensatory damages and other relief.  The consolidated complaint alleges, among other things, that certain of the Company's current and former officers and directors breached their fiduciary duties, issued false and misleading statements primarily regarding the Company's streaming business, violated accounting rules concerning segment reporting, violated provisions of the California Corporations Code, and wasted corporate assets.  The consolidated complaint further alleges that the defendants caused the Company to buy back stock at artificially inflated prices to the detriment of the Company and its shareholders while contemporaneously selling personally held Company stock. The Company filed a demurrer to the consolidated complaint and a motion to stay the litigation on February 4, 2013 and on June 21, 2013, the Court granted the motion to stay the litigation. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

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
As of June 30, 2013, the Company had $3.9 million in long-lived tangible assets located internationally and $124.0 million in long-lived tangible assets located in the United States. As of December 31, 2012, the Company had $4.0 million in long-lived tangible assets located internationally and $127.7 million in long-lived tangible assets located in the United States.
The following tables represent segment information for the quarter ended June 30, 2013:

	As of/ Three months ended June 30, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	29,807	7,747	7,508	—
Revenues	$671,089	$165,902	$232,381	$1,069,372
Cost of revenues	449,473	182,885	121,167	753,525
Marketing	70,302	48,850	2,608	121,760
Contribution profit (loss)	$151,314	$(65,833)	$108,606	$194,087
Other operating expenses				136,970
Operating income				57,117
Other income (expense)				(10,468)
Provision for income taxes				17,178
Net income				$29,471

	Three months ended June 30, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content library	$344,441	$165,809	$17,709	$527,959

	As of/ Six months ended June 30, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	29,807	7,747	7,508	—
Revenues	$1,309,738	$307,921	$475,674	$2,093,333
Cost of revenues	885,979	347,909	246,500	1,480,388
Marketing	141,095	102,765	7,075	250,935
Contribution profit (loss)	$282,664	$(142,753)	$222,099	$362,010
Other operating expenses				273,071
Operating income				88,939
Other income (expense)				(41,360)
Provision for income taxes				15,419
Net income				$32,160

	Six months ended June 30, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content library	$680,189	$315,801	$35,946	$1,031,936

	As of June 30, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total content library, net	$2,413,819	$606,841	$25,151	$3,045,811

The following tables represent the Company’s segment information for the quarter ended June 30, 2012:

	As of/ Three months ended June 30, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	23,938	3,624	9,240	—
Revenues	$532,705	$64,973	$291,485	$889,163
Cost of revenues	378,574	108,542	156,312	643,428
Marketing	66,732	45,858	1,374	113,964
Contribution profit (loss)	$87,399	$(89,427)	$133,799	$131,771
Other operating expenses				115,617
Operating income				16,154
Other income (expense)				(5,499)
Provision for income taxes				4,491
Net income				$6,164

	Three months ended June 30, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content library	$275,495	$100,502	$16,304	$392,301

	As of/ Six months ended June 30, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	23,938	3,624	9,240	—
Revenues	$1,039,370	$108,398	$611,186	$1,758,954
Cost of revenues	739,350	199,953	328,058	1,267,361
Marketing	140,137	100,555	3,200	243,892
Contribution profit (loss)	$159,883	$(192,110)	$279,928	$247,701
Other operating expenses				233,482
Operating income				14,219
Other income (expense)				(10,589)
Provision for income taxes				2,050
Net income				$1,580

	Six months ended June 30, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content library	$530,020	$185,713	$36,350	$752,083
The following table represents the Company’s segment information as of December 31, 2012:

	As of December 31, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total content library, net	$2,317,070	$527,235	$29,865	$2,874,170

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy, contribution profit (losses) and margins both domestically and internationally, DVD and streaming member trends, launch of our streaming service in the Netherlands, cash use in connection with content acquisitions and international expansion, investments in content, including expanding investments in Original content, content payments and expense, free and operating cash flow and available funds, deferred tax assets, accessing and obtaining additional capital and future contractual obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. These forward-looking statements can be identified by our use of words such as "anticipate", "expect", "will", "may" and derivations thereof. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on February 1, 2013, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading Internet television network with nearly 38 million streaming members in over 40 countries enjoying more than one billion hours of TV shows and movies per month, including Netflix Original content. Our members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Additionally, in the United States ("U.S."), our members can receive standard definition DVDs, and their high definition successor, Blu-ray discs (collectively referred to as “DVD”), delivered quickly to their homes.
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
Our core strategy is to grow a streaming membership business domestically and internationally. We are continuously improving the member experience, with a focus on the quality of our streaming content mix, enhancing our user interface and improving the user experience on Internet-connected devices, while staying within the parameters of our consolidated net income and operating segment contribution profit targets. As we grow our streaming segments, we have shifted spending away from the Domestic DVD segment to invest more in streaming content and marketing for our streaming services.

•
We define contribution profit as revenues less cost of revenues and marketing expenses. We believe this is an important measure of our operating segment performance as it represents each segment's performance before discrete global corporate costs.

•
For the Domestic and International streaming segments, content licensing expenses, which includes the amortization of the streaming content library and other expenses associated with the licensing of streaming content, represent the vast majority of cost of revenues. Streaming content rights are generally specific to a geographic region and accordingly our international expansion will require us to obtain additional streaming content licenses to support new international markets. Other cost of revenues such as content delivery expenses, customer service and payment processing fees tend to be lower as a percentage of total cost of revenues as compared to content licensing expenses. We utilize both our own and third-party content delivery networks to help us efficiently stream a high volume of content to our members over the Internet. Content delivery expenses therefore also include equipment costs related to our streaming content delivery network ("Open Connect") and all third-party costs associated with delivering streaming content over the Internet. Cost of revenues in the Domestic DVD segment consists primarily of content delivery, expenses related to the acquisition of content, including amortization of DVD content library and revenue sharing expenses, and other expenses associated with our DVD processing and customer service centers. Content delivery expenses for the Domestic DVD segment consist of the postage costs to mail DVDs to and from our paying members and the packaging and label costs for the mailers.

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

•
As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment. We expect that the investments in content and marketing associated with the Domestic streaming segment will slow relative to revenues to allow for contribution margin expansion over time, and we have grown contribution margin sequentially over the past six quarters. Investments in content and marketing associated with the International streaming segment will continue to fluctuate dependent upon the number of International territories in which our streaming service is offered and the timing of the launch of new territories.

Results of Operations
The following represents our consolidated performance highlights:

	Three Months Ended			Change
	June 30, 2013	March 31, 2013	June 30, 2012	Q2'13 vs. Q1'13	Q2'13 vs. Q2'12
	(in thousands, except per share data)
Revenues	$1,069,372	$1,023,961	$889,163	4%	20%
Operating income	57,117	31,822	16,154	79%	254%
Net income	29,471	2,689	6,164	996%	378%
Diluted earnings per share	0.49	0.05	0.11	880%	345%
Free cash flow (1)	12,919	(41,511)	11,168	NM	16%

(1)	See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “free cash flow” to “net cash provided by operating activities.”
Consolidated revenues for the three months ended June 30, 2013 increased $180.2 million as compared to the three months ended June 30, 2012 and $45.4 million as compared to the three months ended March 31, 2013 due to growth in streaming members, both internationally and domestically. This increase in revenues, partially offset by an increase in the cost of revenues due to continued investments in streaming content available in all regions, drove an increase in operating income and net income over the prior periods. Net income for the three months ended June 30, 2013 also increased as compared to the three months ended March 31, 2013 due to the $25.1 million loss on extinguishment of debt recognized in that prior quarter.
Free cash flow for the three months ended June 30, 2013 increased $1.8 million as compared to the three months ended June 30, 2012 and increased $54.4 million as compared to the three months ended March 31, 2013 to $12.9 million. The increase in free cash flow as compared to the three months ended March 31, 2013 is due to the increase in consolidated revenue and to a decrease in cash payments for streaming content, which was still the most significant use of cash in the quarter. We expect content payments in excess of expense to continue to fluctuate over time. Content that premieres only on Netflix in a given territory ("Original Content") or that is licensed in an earlier window through an output arrangement will typically require more up-front cash payments than other licensing agreements.

Domestic Streaming Segment
Three months ended June 30, 2013 as compared to the three months ended June 30, 2012

	As of/ Three Months Ended		Change
	June 30, 2013	June 30, 2012	Q2'13 vs. Q2'12
	(in thousands, except percentages)
Members:
Net additions	633	528	20%
Members at end of period	29,807	23,938	25%
Paid members at end of period	28,624	22,686	26%

Contribution profit:
Revenues	$671,089	$532,705	26%
Cost of revenues	449,473	378,574	19%
Marketing	70,302	66,732	5%
Contribution profit	151,314	87,399	73%
Contribution margin	23%	16%

In the Domestic streaming segment, we derive revenues from services consisting solely of streaming content offered through a membership plan priced primarily at $7.99 per month. The $138.4 million increase in our domestic streaming revenues was due to the 26% growth in the average number of paid memberships.
The $70.9 million increase in domestic streaming cost of revenues was primarily due to the $53.9 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content, including exclusive and Original content, available for viewing by our members as compared to the three months ended June 30, 2012. In addition, content delivery expenses increased by $8.5 million primarily due to an increase in the total number of hours viewed by members driven by the 26% growth in the average number of paid memberships. Other costs increased $8.5 million due to an increase in payment processing fees and an increase in costs associated with customer service call centers due to our growing member base.
Marketing expenses increased $3.6 million primarily due to an increase in online advertising and public relations spend for Original content, partially offset by a decrease in television and radio advertising on brand campaigns.
Our Domestic streaming segment had a contribution margin of 23% for the three months ended June 30, 2013, which increased as compared to the contribution margin of 16% for the three months ended June 30, 2012, as a result of growing memberships and revenue faster than content spending.
Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

	As of/ Six Months Ended		Change
	June 30, 2013	June 30, 2012	YTD'13 vs. YTD'12
	(in thousands, except percentages)
Members:
Net additions	2,661	2,267	17%
Members at end of period	29,807	23,938	25%
Paid members at end of period	28,624	22,686	26%

Contribution profit:
Revenues	$1,309,738	$1,039,370	26%
Cost of revenues	885,979	739,350	20%
Marketing	141,095	140,137	1%
Contribution profit	282,664	159,883	77%
Contribution margin	22%	15%

The $270.4 million increase in our domestic streaming revenues was due to the 27% growth in the average number of paid memberships.
The $146.6 million increase in domestic streaming cost of revenues was primarily due to the $115.0 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content, including exclusive and Original content, available for viewing by our members as compared to the six months ended June 30, 2012. In addition, content delivery expenses increased by $15.4 million primarily due to an increase in the total number of hours viewed by members driven by the 27% growth in the average number of paid memberships. Other costs increased $16.2 million due to an increase in payment processing fees and an increase in costs associated with customer service call centers due to our growing member base.
Marketing expenses for the six months ended June 30, 2013 was relatively flat as compared to the six months ended June 30, 2012.
Our Domestic streaming segment had a contribution margin of 22% for the six months ended June 30, 2013, which increased as compared to the contribution margin of 15% for the six months ended June 30, 2012, as a result of growing memberships and revenue faster than content spending.
Three months ended June 30, 2013 as compared to the three months ended March 31, 2013

	As of /Three Months Ended		Change
	June 30, 2013	March 31, 2013	Q2'13 vs. Q1'13
	(in thousands, except percentages)
Members:
Net additions	633	2,028	(69)%
Members at end of period	29,807	29,174	2%
Paid members at end of period	28,624	27,913	3%

Contribution profit:
Revenues	$671,089	$638,649	5%
Cost of revenues	449,473	436,506	3%
Marketing	70,302	70,793	(1)%
Contribution profit	151,314	131,350	15%
Contribution margin	23%	21%

The $32.4 million increase in our domestic streaming revenues was due to the 6% growth in the average number of paid memberships. Net subscription additions were seasonally low in the second quarter of 2013. We expect domestic streaming memberships to continue to grow.
The $13.0 million increase in domestic streaming cost of revenues was primarily due to the $9.5 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content, including exclusive and Original content, available for viewing by our members as compared to the prior quarter. In addition, content delivery expenses increased by $1.8 million primarily due to an increase in expenses related to cloud computing services as well as an increase in depreciation related to our investments in our streaming content delivery network. Other costs increased $1.7 million primarily due to an increase in payment processing fees and an increase in costs associated with customer service call centers due to our growing member base.
Marketing expenses for the three months ended June 30, 2013 was relatively flat as compared to prior quarter.
Our Domestic streaming segment had a contribution margin of 23% for the three months ended June 30, 2013, which increased as compared to the contribution margin of 21% for the three months ended March 31, 2013, as a result of growing memberships and revenue faster than content and marketing spending.

International Streaming Segment
Three months ended June 30, 2013 as compared to the three months ended June 30, 2012

	As of /Three Months Ended		Change
	June 30, 2013	June 30, 2012	Q2'13 vs. Q2'12
	(in thousands, except percentages)
Members:
Net additions	605	559	8%
Members at end of period	7,747	3,624	114%
Paid members at end of period	7,014	3,024	132%

Contribution profit (loss):
Revenues	$165,902	$64,973	155%
Cost of revenues	182,885	108,542	68%
Marketing	48,850	45,858	7%
Contribution loss	(65,833)	(89,427)	(26)%

In the International streaming segment, we derive revenues from services consisting of streaming content offered through a membership plan priced from approximately the equivalent of USD $8 to $14 per month. In September 2010, we began international operations in Canada. We expanded to Latin America in September 2011 and the U.K. and Ireland in January 2012. In October 2012, we launched our streaming service in Finland, Denmark, Sweden and Norway. We plan on launching our streaming service in the Netherlands in the third quarter of 2013.
The $100.9 million increase in our international revenues was primarily due to the 146% growth in the average number of paid international memberships. International streaming memberships account for 21% of total streaming memberships as of June 30, 2013 as compared to 13% as of June 30, 2012. We expect international streaming memberships to continue to grow.
The $74.3 million increase in international cost of revenues was primarily due to a $67.9 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content, including exclusive and Original content, available for viewing in our international regions and our launch in the Nordic regions in the fourth quarter of 2012. Other costs increased $6.4 million due to an increase in content delivery expenses, increased payment processing fees, and increased costs associated with our customer service call centers all driven by the 146% growth in the average number of paid memberships.
Marketing expenses incurred by our International streaming segment have been significant and will fluctuate dependent upon the number of International territories in which our streaming service is offered and the timing of the launch of new territories. International marketing expenses for the three months ended June 30, 2013 increased $3.0 million as compared to the three months ended June 30, 2012 due to marketing program spending in the Nordic regions that launched in the fourth quarter of 2012 and an increase in marketing program spending on Original content.
Our International streaming segment had a contribution loss of $65.8 million for the three months ended June 30, 2013, which decreased as compared to the contribution loss of $89.4 million for the three months ended June 30, 2012, as a result of growing memberships and revenues faster than content spending.
Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

	As of/ Six Months Ended		Change
	June 30, 2013	June 30, 2012	YTD'13 vs. YTD'12
	(in thousands, except percentages)
Members:
Net additions	1,626	1,766	(8)%
Members at end of period	7,747	3,624	114%
Paid members at end of period	7,014	3,024	132%

Contribution profit (loss):
Revenues	$307,921	$108,398	184%
Cost of revenues	347,909	199,953	74%
Marketing	102,765	100,555	2%
Contribution loss	(142,753)	(192,110)	(26)%

The $199.5 million increase in our international revenues was primarily due to the 164% growth in the average number of paid international memberships.
The $148.0 million increase in international cost of revenues was primarily due to a $134.6 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content, including exclusive and Original content, available for viewing in our international regions and our launch in the Nordic regions in the fourth quarter of 2012. Other costs increased $13.4 million due to an increase in content delivery expenses, increased payment processing fees, and increased costs associated with our customer service call centers all driven by the 164% growth in the average number of paid memberships.
International marketing expenses for the six months ended June 30, 2013 increased $2.2 million as compared to the six months ended June 30, 2012 due to marketing program spending in the Nordic regions that launched in the fourth quarter of 2012 and an increase in marketing program spending on Original content, offset by a decrease in television and radio advertising on brand campaigns.
Our International streaming segment had a contribution loss of $142.8 million for the six months ended June 30, 2013, which decreased as compared to the contribution loss of $192.1 million for the six months ended June 30, 2012, as a result of growing memberships and revenues faster than content spending.
Three months ended June 30, 2013 as compared to the three months ended March 31, 2013

	As of /Three Months Ended		Change
	June 30, 2013	March 31, 2013	Q2'13 vs. Q1'13
	(in thousands, except percentages)
Members:
Net additions	605	1,021	(41)%
Members at end of period	7,747	7,142	8%
Paid members at end of period	7,014	6,331	11%

Contribution profit (loss):
Revenues	$165,902	$142,019	17%
Cost of revenues	182,885	165,024	11%
Marketing	48,850	53,915	(9)%
Contribution loss	(65,833)	(76,920)	(14)%
The $23.9 million increase in our international revenues was primarily due to the 19% growth in the average number of paid international memberships.

The $17.9 million increase in international cost of revenues was primarily due to a $16.7 million increase in content licensing expenses. The increase was primarily attributable to continued investments in existing and new streaming content, including exclusive and Original content, available for viewing in our international regions.

International marketing expenses decreased $5.1 million for the three months ended June 30, 2013 as compared to the three months ended March 31, 2013 due to a seasonal decrease in online advertising on brand campaigns in the second quarter of 2013, offset by an increase in marketing program spending on Original content.
Our International streaming segment does not benefit from the established member base that exists for the Domestic segments. As a result of having to build a member base from zero, investments in streaming content and marketing programs for our International segment are larger initially relative to revenues, in particular as new territories are launched. The contribution losses for our International segment have been significant due to investments in streaming content and marketing programs to drive membership growth and viewing in our international markets. International contribution losses improved $11.1 million sequentially, due to slower growth in content and marketing spending as compared to the growth in revenues. We plan to grow our international content investments in the third quarter of 2013 slightly ahead of revenues. We expect that this growth combined with the losses associated with the launch of the Netherlands will result in an increase in International contribution loss.

Domestic DVD Segment
Three months ended June 30, 2013 as compared to the three months ended June 30, 2012

	As of/ Three Months Ended		Change
	June 30, 2013	June 30, 2012	Q2'13 vs. Q2'12
	(in thousands, except percentages)
Members:
Net losses	(475)	(849)	(44)%
Members at end of period	7,508	9,240	(19)%
Paid members at end of period	7,369	9,145	(19)%

Contribution profit:
Revenues	$232,381	$291,485	(20)%
Cost of revenues	121,167	156,312	(22)%
Marketing	2,608	1,374	90%
Contribution profit	108,606	133,799	(19)%
Contribution margin	47%	46%

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
The $59.1 million decrease in our domestic DVD revenues was due to a 20% decrease in the average number of paid memberships.
The $35.1 million decrease in domestic DVD cost of revenues was primarily due to a $17.8 million decrease in content acquisition expenses and a $13.0 million decrease in content delivery expenses resulting from a 22% decrease in the number of DVDs mailed to paying members. The decrease in shipments was driven by a decline in the number of DVD memberships and by a 2% decrease in the DVD usage per paying member.
Our Domestic DVD segment had a contribution margin of 47% for the three months ended June 30, 2013, a slight increase from a contribution margin of 46% for the three months ended June 30, 2012.
Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

	As of/ Six Months Ended		Change
	June 30, 2013	June 30, 2012	YTD'13 vs. YTD'12
	(in thousands, except percentages)
Members:
Net losses	(716)	(1,925)	(63)%
Members at end of period	7,508	9,240	(19)%
Paid members at end of period	7,369	9,145	(19)%

Contribution profit:
Revenues	$475,674	$611,186	(22)%
Cost of revenues	246,500	328,058	(25)%
Marketing	7,075	3,200	121%
Contribution profit	222,099	279,928	(21)%
Contribution margin	47%	46%

The $135.5 million decrease in our domestic DVD revenues was primarily due to a 23% decrease in the average number of paid memberships.
The $81.6 million decrease in domestic DVD cost of revenues was primarily due to a $42.9 million decrease in content acquisition expenses and a $29.5 million decrease in content delivery expenses resulting from a 23% decrease in the number of DVDs mailed to paying members. The decrease in shipments was driven by a decline in the number of DVD memberships. Other costs, primarily those associated with content processing and customer service center expenses, decreased $9.2 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment had a contribution margin of 47% for the six months ended June 30, 2013, a slight increase from a contribution margin of 46% for the six months ended June 30, 2012.
Three months ended June 30, 2013 as compared to the three months ended March 31, 2013

	As of /Three Months Ended		Change
	June 30, 2013	March 31, 2013	Q2'13 vs. Q1'13
	(in thousands, except percentages)
Members:
Net losses	(475)	(241)	97%
Members at end of period	7,508	7,983	(6)%
Paid members at end of period	7,369	7,827	(6)%

Contribution profit:
Revenues	$232,381	$243,293	(4)%
Cost of revenues	121,167	125,333	(3)%
Marketing	2,608	4,467	(42)%
Contribution profit	108,606	113,493	(4)%
Contribution margin	47%	47%

The $10.9 million decrease in our domestic DVD revenues was primarily due to a 4% decrease in the average number of paid memberships. We expect DVD memberships to continue to decline.
The $4.2 million decrease in domestic DVD cost of revenues was primarily due to a $4.5 million decrease in content delivery expenses primarily due to an 8% decrease in DVDs mailed to paying members. This decrease was partially offset by an increase in content acquisition expenses due to more DVDs obtained through revenue sharing agreements in the second quarter of 2013 as compared to prior quarter.

Our Domestic DVD segment had a contribution margin of 47% for the three months ended June 30, 2013, and was flat as compared to the three months ended March 31, 2013. We anticipate continuing to be able to maintain the margins we see in the first half of 2013 throughout the full year.

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
Three months ended June 30, 2013 as compared to the three months ended June 30, 2012

	Three Months Ended		Change
	June 30, 2013	June 30, 2012	Q2'13 vs. Q2'12
	(in thousands, except percentages)
Technology and development	$93,126	$81,547	14%
As a percentage of revenues	9%	9%

The $11.6 million increase in technology and development expenses was primarily due to a $9.9 million increase in personnel-related costs resulting from a 9% growth in average headcount supporting continued improvements in our streaming service and our international expansion.
Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

	Six Months Ended		Change
	June 30, 2013	June 30, 2012	YTD'13 vs. YTD'12
	(in thousands, except percentages)
Technology and development	$185,101	$164,348	13%
As a percentage of revenues	9%	9%

The $20.8 million increase in technology and development expenses was primarily due to an $18.6 million increase in personnel-related costs resulting from an 11% growth in average headcount supporting continued improvements in our streaming service and our international expansion.
Three months ended June 30, 2013 as compared to the three months ended March 31, 2013

	Three Months Ended		Change
	June 30, 2013	March 31, 2013	Q2'13 vs. Q1'13
	(in thousands, except percentages)
Technology and development	$93,126	$91,975	1%
As a percentage of revenues	9%	9%

Technology and development expenses were relatively flat.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.

Three months ended June 30, 2013 as compared to the three months ended June 30, 2012

	Three Months Ended		Change
	June 30, 2013	June 30, 2012	Q2'13 vs. Q2'12
	(in thousands, except percentages)
General and administrative	$43,844	$34,070	29%
As a percentage of revenues	4%	4%

General and administrative expenses increased $9.8 million primarily due to a $6.1 million increase in personnel related costs resulting from a 30% increase in average headcount. In addition, costs associated with legal claims against us and other expenses related to the use of outside and professional services and taxes increased $3.0 million.
Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

	Six Months Ended		Change
	June 30, 2013	June 30, 2012	YTD'13 vs. YTD'12
	(in thousands, except percentages)
General and administrative	$87,970	$69,134	27%
As a percentage of revenues	4%	4%

General and administrative expenses increased $18.8 million primarily due to a $9.7 million increase in expenses related to the use of outside and professional services, taxes and insurance. In addition, personnel related costs increased $6.6 million primarily due to a 25% increase in average headcount.
Three months ended June 30, 2013 as compared to the three months ended March 31, 2013

	Three Months Ended		Change
	June 30, 2013	March 31, 2013	Q2'13 vs. Q1'13
	(in thousands, except percentages)
General and administrative	$43,844	$44,126	(1)%
As a percentage of revenues	4%	4%

General and administrative expenses were relatively flat, primarily due to a $2.1 million increase in personnel related costs offset by a $1.7 million decrease in expenses primarily related to the use of outside and professional services, taxes and insurance.

Interest Expense
Interest expense consists primarily of the interest associated with outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.

Three months ended June 30, 2013 as compared to the three months ended June 30, 2012

	Three Months Ended		Change
	June 30, 2013	June 30, 2012	Q2'13 vs. Q2'12
	(in thousands, except percentages)
Interest expense	$(7,528)	$(5,006)	50%
As a percentage of revenues	1%	1%

Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

	Six Months Ended		Change
	June 30, 2013	June 30, 2012	YTD'13 vs. YTD'12
	(in thousands, except percentages)
Interest expense	$(14,268)	$(9,980)	43%
As a percentage of revenues	1%	1%

Three months ended June 30, 2013 as compared to the three months ended March 31, 2013

	Three Months Ended		Change
	June 30, 2013	March 31, 2013	Q2'13 vs. Q1'13
	(in thousands, except percentages)
Interest expense	$(7,528)	$(6,740)	12%
As a percentage of revenues	1%	1%

Interest expense for the three months ended June 30, 2013 consists primarily of $6.7 million of interest accrued on our 5.375% Notes. The increase in interest expense for the three and six months ended June 30, 2013 as compared the three and six months ended June 30, 2012 is due to the higher aggregate principal of interest bearing notes outstanding, partially offset by the lower interest rate. The increase in interest expense for the three months ended June 30, 2013 as compared to the three months ended March 31, 2013 is due to the higher aggregate principal notes being outstanding for a full period.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on cash, cash equivalents and short-term investments and foreign exchange gains and losses on foreign currency denominated balances.
Three months ended June 30, 2013 as compared to the three months ended June 30, 2012

	Three Months Ended		Change
	June 30, 2013	June 30, 2012	Q2'13 vs. Q2'12
(in thousands, except percentages)
Interest and other income (expense)	$(2,940)	$(493)	496%
As a percentage of revenues	NM	NM

Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

	Six Months Ended		Change
	June 30, 2013	June 30, 2012	YTD'13 vs. YTD'12
(in thousands, except percentages)
Interest and other income (expense)	$(1,963)	$(609)	222%
As a percentage of revenues	NM	NM

Three months ended June 30, 2013 as compared to the three months ended March 31, 2013

	Three Months Ended		Change
	June 30, 2013	March 31, 2013	Q2'13 vs. Q1'13
(in thousands, except percentages)
Interest and other income (expense)	$(2,940)	$977	(401)%
As a percentage of revenues	NM	NM

Interest and other income (expense) decreased for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 primarily due to increased foreign exchange losses on foreign currency denominated balances. The foreign exchange losses were $4.4 million and $4.7 million for the three and six months ended June 30, 2013, respectively, as compared to foreign exchange losses of $1.5 million and $3.0 million for the three and six months ended June 30, 2012, respectively
Extinguishment of Debt
In connection with the redemption of the outstanding $200.0 million aggregate principal amount of the 8.50% Notes, we recognized a loss on extinguishment of debt of $25.1 million in the three months ended March 31, 2013, which consisted of expenses associated with the redemption, including a $19.4 million premium payment pursuant to the make-whole provision in the indenture governing the 8.50% Notes.
Provision for Income Taxes
Our effective tax rates (benefit) for the three months ended June 30, 2013, March 31, 2013 and June 30, 2012 were 37%, (189)% and 42%, respectively. Our effective tax rates for the six months ended June 30, 2013 and June 30, 2012 were 32% and 56%, respectively. These rates differed from the federal statutory rate primarily due to the Federal and California R&D tax credits partially offset by state taxes and nondeductible expenses. The decrease in the Company's effective tax rate for the three and six months ended June 30, 2013 as compared to the three and six months ended June 30, 2012 was primarily due to the retroactive reinstatement of the 2012 Federal R&D credit in January 2013. The increase in the Company's effective tax rate for the three months ended June 30, 2013 as compared to the three months ended March 31, 2013 was due to the retroactive reinstatement of the 2012 Federal R&D credit recognized as a discrete item in the first quarter of 2013.
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
Liquidity and Capital Resources
Cash, cash equivalents and short-term investments were $1,080.1 million and $748.1 million at June 30, 2013 and December 31, 2012, respectively. Our primary uses of cash include the acquisition and licensing of content, content delivery expenses, marketing and payroll related expenses. We expect to continue to make significant investments to license streaming content both domestically and internationally and will continue to expand our investments in Original content. For the twelve months ended December 31, 2013, we expect total Original content cash outflows to be less than 10% of our total payments for streaming content. Original content will typically, depending upon the terms, require more up-front cash payments relative to the expense and therefore future investments could impact our liquidity and result in a use of operating cash. As we are currently using domestic profits to fund international markets, we will raise capital as needed to fund the growth of Original content.
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
In November 2011, we issued $200.0 million of Senior Convertible Notes and raised an additional $200.0 million through a public offering of common stock. The Senior Convertible Notes consisted of $200.0 million aggregate principal amount due on December 1, 2018 and did not bear interest. In April 2013, we exercised our option to cause the conversion of the Convertible Notes into shares of our common stock. (See Note 6 to the consolidated financial statements for discussion of debt and the conversion.)

As of June 30, 2013, $57.8 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S.
Free Cash Flow
We define free cash flow as cash provided by operating and investing activities excluding the non-operational cash flows from purchases, maturities and sales of short-term investments. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments and for certain other activities. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expenses, non-cash stock-based compensation expense and other working capital differences which include deferred revenue, taxes and semi-annual interest payments on outstanding debt. Our receivables from customers settle quickly and deferred revenue is a source of cash flow. For streaming content, we typically enter into multi-year licenses with various content providers that may result in an increase in content library and a corresponding increase in liabilities on the Consolidated Balance Sheets. The payment terms for these license fees may extend over the term of the license agreements, which typically range from six months to five years.
Three months ended June 30, 2013 as compared to the three months ended June 30, 2012

	Three Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Net cash provided by operating activities	$33,943	$19,407
Net cash used in investing activities	(127,685)	(10,654)
Net cash provided by (used in) financing activities	48,959	(117)

Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	33,943	19,407
Acquisitions of DVD content library	(14,023)	(8,012)
Purchases of property and equipment	(8,088)	(3,359)
Other assets	1,087	3,132
Non-GAAP free cash flow	$12,919	$11,168

Cash provided by operating activities increased $14.5 million, primarily due to an increase in subscription revenues of $180.2 million or 20%. This increase was partially offset by increased payments for content acquisition and licensing other than DVD library of $121.0 million or 24% as well as increased payments associated with higher operating expenses.
Cash used in investing activities increased $117.0 million, primarily due to an increase of $104.2 million in the purchases of short-term investments, net of proceeds from sales and maturities, and $6.0 million increase in the acquisition of DVD content library as more DVDs were obtained through direct purchase than by revenue sharing arrangements in the second quarter of 2013 as compared to the same prior year period. Investing activities were further impacted by a $4.7 million increase in the purchase of property and equipment primarily due to investments in our streaming content delivery network.
Cash provided by financing activities increased $49.1 million and primarily consisted of cash flows provided by stock option exercises.
Free cash flow was $16.6 million lower than net income for the three months ended June 30, 2013 primarily due to $47.6 million of content cash payments over expense partially offset by $18.0 million of non-cash stock-based compensation expense and $13.0 million favorable other working capital differences.
Free cash flow was $5.0 million higher than net income for the three months ended June 30, 2012 primarily due to $18.5 million of non-cash stock-based compensation expense and $11.1 million favorable other working capital differences partially offset by $24.6 million of content cash payments over expense.

Six months ended June 30, 2013 as compared to the six months ended June 30, 2012

	Six Months Ended
	June 30, 2013	June 30, 2012
	(in thousands)
Net cash provided by operating activities	$21,693	$38,516
Net cash used in investing activities	(306,921)	(146,471)
Net cash provided by financing activities	370,541	3,915

Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	21,693	38,516
Acquisitions of DVD content library	(35,216)	(21,540)
Purchases of property and equipment	(20,206)	(8,125)
Other assets	5,137	4,466
Non-GAAP free cash flow	$(28,592)	$13,317

Cash provided by operating activities decreased $16.8 million, primarily due to increased payments for content acquisition and licensing other than DVD library of $298.6 million or 31%, as well as increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $334.4 million or 19% increase in revenues.
Cash used in investing activities increased $160.5 million, primarily due to an increase of $135.4 million in purchases of short-term investments, net of the proceeds from sales and maturities, and a $13.7 million increase in the acquisition of DVD content library. Investing activities were further impacted by a $12.1 million increase in the purchase of property and equipment primarily due to investments in our streaming content delivery network.
Cash provided by financing activities increased $366.6 million. In the first quarter of 2013, we issued $500.0 million of 5.375% Notes, with net proceeds of $490.6 million after payment of debt issuance costs. This was offset by the $219.4 million redemption of our 8.50% Senior Notes. Financing activities were further impacted by $94.2 million of increased cash flows provided by stock option exercises.
Free cash flow was $60.8 million lower than net income for the six months ended June 30, 2013 primarily due to $145.6 million of content cash payments over expense partially offset by $35.7 million non-cash stock-based compensation expense, $24.0 million favorable other working capital differences and $25.1 million loss on debt extinguishment (a financing activity).
Free cash flow was $11.7 million higher than net income for the six months ended June 30, 2012 primarily due to $37.8 million non-cash stock-based compensation expense, $13.9 million favorable other working capital differences partially offset by $40.0 million content cash payments over expense.
Three months ended June 30, 2013 as compared to the three months ended March 31, 2013

	Three Months Ended
	June 30, 2013	March 31, 2013
	(in thousands)
Net cash provided by (used in) operating activities	$33,943	$(12,250)
Net cash used in investing activities	(127,685)	(179,236)
Net cash provided by financing activities	48,959	321,582

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	33,943	(12,250)
Acquisitions of DVD content library	(14,023)	(21,193)
Purchases of property and equipment	(8,088)	(12,118)
Other assets	1,087	4,050
Non-GAAP free cash flow	$12,919	$(41,511)
Cash provided by operating activities increased $46.2 million, primarily due to a $45.4 million or 4% increase in revenues, as well as a decrease in payments for content acquisition and licensing other than DVD library of $15.8 million or 2%. This cash inflow was partially offset by higher operating expenses.
Cash used in investing activities decreased $51.6 million primarily due to a $43.3 million decrease in the purchases, net of proceeds from sales and maturities, of short-term investments. In addition, acquisition of DVD content library decreased by $7.2 million, as more DVDs were obtained through revenue sharing agreements in the second quarter of 2013 as compared to prior quarter and the purchases of property and equipment decreased by $4.0 million due to timing of payments.
 Cash provided by financing activities decreased $272.6 million. In the first quarter of 2013, we issued $500.0 million of 5.375% Notes, with net proceeds of $490.6 million after payment of debt issuance costs. This was offset by the $219.4 million redemption of our 8.50% Senior Notes.
Free cash flow was $44.2 million lower than net income for the three months ended March 31, 2013 primarily due to $98.0 million of content cash payments over expense partially offset by $25.1 million loss on debt extinguishment (a financing activity), $17.7 million non-cash stock-based compensation expense, and $11.0 million favorable other working capital differences.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of June 30, 2013. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at June 30, 2013:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$6,368,105	$2,533,061	$2,864,331	$830,536	$140,177
5.375% Notes (2)	715,000	29,115	53,750	53,750	578,385
Lease obligations (3)	150,871	25,416	44,728	31,998	48,729
Other purchase obligations (4)	166,122	92,349	39,281	34,492	—
Total	$7,400,098	$2,679,941	$3,002,090	$950,776	$767,291

(1)
Streaming content obligations include agreements to acquire and license streaming content. As of June 30, 2013, such obligations were comprised of $1.3 billion included in "Current content liabilities", $1.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $4.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.
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

(2)	Long-term debt obligations include our 5.375% Notes consisting of principal and interest payments.

(3)
Lease obligations include lease financing obligations of $13.5 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $74.0 million for facilities under non-cancelable operating leases with various expiration dates through 2018, and $63.4 million of future minimum lease payments related to a facilities lease agreement entered into in the fourth quarter of 2012 to expand our Los Gatos headquarters to a nearby site. The ten year lease term for this new lease will commence after the construction of the buildings is complete.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming content delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of June 30, 2013, we had gross unrecognized tax benefits of $54.9 million and an additional $3.5 million for gross interest and penalties classified as “Other non-current liabilities” on the Consolidated Balance Sheets. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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

Streaming Content Accounting
We obtain content distribution rights in order to stream TV shows and movies and Original content to members’ TVs, computers and mobile devices. Streaming content is generally licensed for a fixed fee for the term of the license agreement which may have multiple windows of availability. The license agreement may or may not be recognized in the content library.

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
Based on the viewing trends we see with other similar television series, we are amortizing Original content on a straight-line basis over the shorter of 4 years or the license period. If a subsequent season is added, we extend the remaining amortization period by a year. We are in the early stages of Original content and continue to monitor whether the viewing pattern is higher than initially expected in the first few months to suggest that we amortize at a faster initial rate, and then to continue on a straight-line basis for the remainder of the amortization period. In terms of relative size, of the approximately $3 billion in content library we are amortizing, currently around 5% is for Originals.
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At June 30, 2013, our estimated gross unrecognized tax benefits were $54.9 million of which $46.1 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.
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

•
Expected Volatility:  Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods thereby precluding sole reliance on implied volatility. An increase of 10% in our computation of expected volatility would increase the total stock-based compensation expense by approximately $1.0 million for the three months ended June 30, 2013.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives. An increase in the suboptimal exercise factor of 10% would increase the total stock-based compensation expense by approximately $0.6 million for the three months ended June 30, 2013.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on July 25, 2013, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012 (iii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.
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

NETFLIX, INC.
Dated: July 25, 2013	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: July 25, 2013	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-49802	3.1	November 2, 2012

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

4.3	Indenture, dated November 28, 2011, among Netflix, Inc. and Wells Fargo Bank, National Association, relating to the Zero Coupon Senior Convertible Notes due 2018.	8-K	000-49802	4.1	November 28, 2011

4.4	Registration Rights Agreement dated November 28, 2011, by and among Netflix, Inc., TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P.	8-K	000-49802	10.1	November 28, 2011

4.5	Preferred Shares Rights Agreement, dated as of November 2, 2012, by and between Netflix, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	000-49802	10.1	November 2, 2012

4.6	Indenture, dated February 1, 2013, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 5.375% Senior Notes due 2021.	8-K	000-49802	4.1	February 1, 2013

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.6†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.7†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	January 31, 2013

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on July 25, 2013, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2013 and 2012 (iii) Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.