Form 10-Q
period 2013-09-30
NETFLIX INC
filed 2013-10-25
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2013, there were 59,257,798 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Revenues	$1,105,999	$905,089	$3,199,332	$2,664,043
Cost of revenues	791,019	662,638	2,271,407	1,929,999
Marketing	116,109	108,448	367,044	352,340
Technology and development	95,540	82,521	280,641	246,869
General and administrative	46,211	35,347	134,181	104,481
Operating income	57,120	16,135	146,059	30,354
Other income (expense):
Interest expense	(7,436)	(4,990)	(21,704)	(14,970)
Interest and other income (expense)	(193)	801	(2,156)	192
Loss on extinguishment of debt	—	—	(25,129)	—
Income before income taxes	49,491	11,946	97,070	15,576
Provision for income taxes	17,669	4,271	33,088	6,321
Net income	$31,822	$7,675	$63,982	$9,255
Earnings per share:
Basic	$0.54	$0.14	$1.11	$0.17
Diluted	$0.52	$0.13	$1.06	$0.16
Weighted average common shares outstanding:
Basic	59,108	55,541	57,769	55,508
Diluted	60,990	58,729	60,578	58,829

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income	$31,822	$7,675	$63,982	$9,255
Other comprehensive income (loss):
Foreign currency translation adjustments	2,409	1,084	150	1,128
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $515, $604, $(936), and $736, respectively	825	961	(1,499)	1,172
Total other comprehensive income (loss)	3,234	2,045	(1,349)	2,300
Comprehensive income	$35,056	$9,720	$62,633	$11,555

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net income	$31,822	$7,675	$63,982	$9,255
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Additions to streaming content library	(878,314)	(744,714)	(2,063,709)	(1,883,859)
Change in streaming content liabilities	310,191	274,196	327,175	631,802
Amortization of streaming content library	553,394	410,947	1,549,384	1,126,680
Amortization of DVD content library	17,546	13,132	53,492	49,482
Depreciation and amortization of property, equipment and intangibles	11,452	11,128	35,529	33,506
Stock-based compensation expense	18,477	18,472	54,178	56,254
Excess tax benefits from stock-based compensation	(20,492)	(111)	(52,475)	(4,173)
Other non-cash items	1,994	(2,078)	4,932	(5,176)
Loss on extinguishment of debt	—	—	25,129	—
Deferred taxes	(2,424)	(15,606)	(11,212)	(26,449)
Changes in operating assets and liabilities:
Prepaid content	1,542	15,358	29,407	22,855
Other current assets	8,378	(3,476)	8,548	188
Accounts payable	(5,877)	(9,727)	6,004	(11,167)
Accrued expenses	(11,451)	15,294	(5,089)	23,931
Deferred revenue	9,252	2,356	26,351	6,350
Other non-current assets and liabilities	(10,797)	4,229	4,760	6,112
Net cash provided by (used in) operating activities	34,693	(2,925)	56,386	35,591
Cash flows from investing activities:
Acquisitions of DVD content library	(15,471)	(8,586)	(50,687)	(30,126)
Purchases of property and equipment	(10,828)	(10,808)	(31,034)	(18,933)
Other assets	(1,329)	1,857	3,808	6,323
Purchases of short-term investments	(116,116)	(67,779)	(497,789)	(430,549)
Proceeds from sale of short-term investments	81,185	52,172	196,392	272,680
Proceeds from maturities of short-term investments	48,890	2,695	58,720	23,685
Net cash used in investing activities	(13,669)	(30,449)	(320,590)	(176,920)
Cash flows from financing activities:
Proceeds from issuance of common stock	25,561	318	93,553	2,066
Proceeds from issuance of debt	—	—	500,000	—
Issuance costs	—	—	(9,414)	(759)
Redemption of debt	—	—	(219,362)	—
Excess tax benefits from stock-based compensation	20,492	111	52,475	4,173
Principal payments of lease financing obligations	(258)	(587)	(916)	(1,723)
Net cash provided by (used in) financing activities	45,795	(158)	416,336	3,757
Effect of exchange rate changes on cash and cash equivalents	1,559	1,579	(3,367)	(183)
Net increase (decrease) in cash and cash equivalents	68,378	(31,953)	148,765	(137,755)
Cash and cash equivalents, beginning of period	370,678	402,251	290,291	508,053
Cash and cash equivalents, end of period	$439,056	$370,298	$439,056	$370,298
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2013	December 31, 2012
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$439,056	$290,291
Short-term investments	695,931	457,787
Current content library, net	1,577,514	1,368,162
Prepaid content	30,522	59,929
Other current assets	106,255	64,622
Total current assets	2,849,278	2,240,791
Non-current content library, net	1,808,387	1,506,008
Property and equipment, net	127,263	131,681
Other non-current assets	116,397	89,410
Total assets	$4,901,325	$3,967,890
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$1,591,981	$1,366,847
Accounts payable	100,899	86,468
Accrued expenses	46,433	53,139
Deferred revenue	195,823	169,472
Total current liabilities	1,935,136	1,675,926
Non-current content liabilities	1,179,055	1,076,622
Long-term debt	500,000	200,000
Long-term debt due to related party	—	200,000
Other non-current liabilities	82,764	70,669
Total liabilities	3,696,955	3,223,217
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at September 30, 2013 and December 31, 2012; 59,257,798 and 55,587,167 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	59	56
Additional paid-in capital	698,677	301,616
Accumulated other comprehensive income	1,570	2,919
Retained earnings	504,064	440,082
Total stockholders’ equity	1,204,370	744,673
Total liabilities and stockholders’ equity	$4,901,325	$3,967,890
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on February 1, 2013. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the amortization policy for the streaming content library; the recognition and measurement of income tax assets and liabilities; and the valuation of stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, we evaluate our assumptions, judgments and estimates. Actual results may differ from these estimates.
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

2. Reclassifications and Changes in Estimates
Certain prior period amounts have been reclassified to conform to the current period presentation in the Consolidated Statements of Operations. Payroll and related expenses of $4.8 million and $15.0 million for the three and nine months ended September 30, 2012, respectively, associated with corporate marketing personnel, previously classified in "Marketing" on the Consolidated Statements of Operations, have been reclassified as "General and administrative." Historically these costs were substantially recorded in the Domestic streaming segment and impacted segment contribution profit. Management and the Company's chief operating decision maker consider such employee costs to be global corporate costs rather than marketing costs directly attributable to the segment and as such are not indicative of any given segment's performance. Accordingly, such costs have been reclassified as "General and administrative" expenses which are not a component of contribution profit. There was no impact to operating income in any period.
Certain prior period amounts in the Consolidated Statements of Cash Flows have been revised to correctly present changes in accounts payable related to purchases of fixed assets. For the three and nine months ended September 30, 2012, a $3.1 million and $3.4 million increase in accounts payable has been reclassified from purchases of fixed assets in "Net cash used in investing activities" to changes in accounts payable in "Net cash provided by (used in) operating activities." There was no impact to the Consolidated Statements of Operations or Consolidated Balance Sheets.
The Company had a change in estimate that is reflected in the consolidated financial statements for the three months ended September 30, 2013. When the Company started with original content, the Company did not have specific data about viewing patterns over time for content that premieres on Netflix. Based on experience with other similar television series and initial estimates of viewing patterns, the Company amortized this type of content on a straight-line basis over the shorter of four years or the license period. If a subsequent season is added, the remaining amortization period is extended by a year. Current estimates of viewing patterns indicate that viewing in the first few months is significantly higher, relative to the remaining amortization period, than previously estimated. As a result, in the third quarter of 2013, the Company began amortizing this type of content on an accelerated basis over the amortization period. The effect of this change in estimate was a $20.2 million decrease in contribution profit for the Domestic streaming segment and a $6.5 million increase in contribution loss for the International streaming segment for the three and nine months ended September 30, 2013. The effect to operating income and net income is a decrease of $26.7 million and $16.7 million, respectively, for the three and nine months ended September 30, 2013. The effect to basic earnings per share and diluted earnings per share was a decrease of $0.28 and $0.27, respectively, for the three months ended September 30, 2013 and a decrease of $0.29 and $0.27, respectively for the nine months ended September 30, 2013. The effect of this change in estimate relates primarily to titles that first premiered on Netflix in the first and second quarters of 2013.

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

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands, except per share data)
Basic earnings per share:
Net income	$31,822	$7,675	$63,982	$9,255
Shares used in computation:
Weighted-average common shares outstanding	59,108	55,541	57,769	55,508
Basic earnings per share	$0.54	$0.14	$1.11	$0.17

Diluted earnings per share:
Net income	$31,822	$7,675	$63,982	$9,255
Senior Convertible Notes interest expense, net of tax	—	49	49	146
Numerator for diluted earnings per share	$31,822	$7,724	$64,031	$9,401
Shares used in computation:
Weighted-average common shares outstanding	59,108	55,541	57,769	55,508
Senior Convertible Notes shares	—	2,331	956	2,331
Employee stock options	1,882	857	1,853	990
Weighted-average number of shares	60,990	58,729	60,578	58,829
Diluted earnings per share	$0.52	$0.13	$1.06	$0.16

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
	(in thousands)
Employee stock options	12	1,782	260	1,199

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

	As of September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$420,235	$—	$—	$420,235
Level 1 securities:
Money market funds	24,024	—	—	24,024
Level 2 securities:
Corporate debt securities	324,422	975	(788)	324,609
Government and agency securities	163,610	352	(18)	163,944
Asset and mortgage-backed securities	207,852	288	(762)	207,378
Total (1)	$1,140,143	$1,615	$(1,568)	$1,140,190

	As of December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$284,661	$—	$—	$284,661
Level 1 securities:
Money market funds	10,500	—	—	10,500
Level 2 securities:
Corporate debt securities	150,322	1,605	(32)	151,895
Government and agency securities	166,643	285	—	166,928
Asset and mortgage-backed securities	138,340	750	(125)	138,965
Total (2)	$750,466	$2,640	$(157)	$752,949

(1)
Includes $439.1 million that is included in cash and cash equivalents, $695.9 million included in short-term investments and $5.2 million of restricted cash that is included in other non-current assets related to workers compensation deposits.

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
Because the Company does not intend to sell the investments that are in a material unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at September 30, 2013. There were no investments in a material unrealized loss position as of September 30, 2013 or December 31, 2012, respectively. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three and nine months ended September 30, 2013 and 2012. In addition, there were no material gross realized gains or losses in the three and nine months ended September 30, 2013 and 2012.

The estimated fair value of short-term investments by contractual maturity as of September 30, 2013 is as follows:

(in thousands)
Due within one year	$128,506
Due after one year and through 5 years	519,446
Due after 5 years and through 10 years	4,015
Due after 10 years	43,964
Total short-term investments	$695,931

5. Balance Sheet Components
Content Library
Content library consisted of the following:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Total content library, gross	$5,951,485	$5,001,524
Accumulated amortization	(2,565,584)	(2,127,354)
Total content library, net	3,385,901	2,874,170
Current content library, net	1,577,514	1,368,162
Non-current content library, net	$1,808,387	$1,506,008

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

		As of
		September 30, 2013	December 31, 2012
		(in thousands)
Computer equipment	3 years	$87,967	$84,193
Operations and other equipment	5 years	98,539	100,207
Software	3 years	39,242	39,073
Furniture and fixtures	3 years	20,594	18,208
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	49,681	45,393
Capital work-in-progress		7,715	8,282
Property and equipment, gross		344,419	336,037
Less: Accumulated depreciation		(217,156)	(204,356)
Property and equipment, net		$127,263	$131,681

6. Long-term Debt
Senior Convertible Notes
In November 2011, the Company issued $200.0 million aggregate principal amount of zero coupon Senior Convertible Notes due on December 1, 2018 (the “Convertible Notes”) in a private placement offering to TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P. A general partner of these funds also serves on the Company’s Board of Directors, and as such, the issuance of the notes was considered a related party transaction. At any time following May 28, 2012, the Company could have elected to cause the conversion of the Convertible Notes into shares of the Company’s common stock when specified conditions were satisfied, including that the daily volume weighted average price of the Company’s common stock was equal to or greater than $111.54 for at least 50 trading days during a 65 trading day period prior to the conversion date.

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
The 5.375% Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. At September 30, 2013 the Company was in compliance with these covenants.
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
Based on quoted market prices in less active markets (a Level 2 input for this financial instrument), the fair value of the 5.375% Notes as of September 30, 2013 was approximately $496.3 million.

7. Stockholders’ Equity
In April 2013, the Company issued 2.3 million shares of common stock in connection with the conversion of the Convertible Notes. See Note 6 to the consolidated financial statements for further details.
Preferred Stock
In 2012, the Company designated 1,000,000 shares of its preferred stock with par value of $0.001 per share as Series A Participating Preferred Stock. The remaining 9,000,000 shares of preferred stock with par value of $0.001 remain undesignated. None of the preferred shares were issued and outstanding at September 30, 2013 or December 31, 2012.
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of September 30, 2013, 3.5 million shares were reserved for future grants under the 2011 Stock Plan.
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances as of December 31, 2012	4,049,037	4,572,952	$71.33
Granted	(541,378)	541,378	184.71
Exercised		(1,339,571)	69.84
Balances as of September 30, 2013	3,507,659	3,774,759	88.12	6.37	$834,555
Vested and exercisable at September 30, 2013		3,774,759	88.12	6.37	$834,555

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2013. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended September 30, 2013 and 2012 was $64.5 million and $0.4 million, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2013 and 2012 was $182.8 million and $13.2 million, respectively.
Cash received from option exercises for the three months ended September 30, 2013 and 2012 was $25.6 million and $0.3 million, respectively. Cash received from option exercises for the nine months ended September 30, 2013 and 2012 was $93.6 million and $2.1 million, respectively.
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
The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model:

	Three Months Ended		Nine Months Ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Dividend yield	—%	—%	—%	—%
Expected volatility	51%	60%	51% - 54%	60% - 65%
Risk-free interest rate	2.55%	1.61%	1.87% - 2.55%	1.61% - 2.01%
Suboptimal exercise factor	2.43 - 3.79	2.27 - 3.64	2.33 - 3.79	2.26 - 3.65

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected term for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted.
The weighted-average fair value of employee stock options granted during the three months ended September 30, 2013 and 2012 was $136.78 and $32.57 per share, respectively. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2013 and 2012 was $100.08 and $42.58 per share, respectively.
Stock-based compensation expense related to stock option plans was $18.5 million for each of the three months ended September 30, 2013 and 2012. Stock-based compensation expense related to stock option plans was $54.2 million and $56.3 million for the nine months ended September 30, 2013 and 2012, respectively. The total income tax benefit recognized in the income statement related to stock option plans was $7.1 million for each of the three months ended September 30, 2013 and 2012. The total income tax benefit recognized in the income statement related to stock option plans was $20.8 million and $21.7 million for the nine months ended September 30, 2013 and 2012, respectively.

8. Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated balances of other comprehensive income (loss), net of tax for the three and nine months ended September 30, 2013:

	Foreign currency	Change in unrealized gains on available for sale securities	Total
	(in thousands)
Balance as of June 30, 2013	$(878)	$(786)	$(1,664)
Other comprehensive income before reclassifications	2,409	340	2,749
Amounts reclassified from accumulated other comprehensive income	—	485	485
Net increase in other comprehensive income	2,409	825	3,234
Balance as of September 30, 2013	$1,531	$39	$1,570

	Foreign currency	Change in unrealized gains on available for sale securities	Total
	(in thousands)
Balance as of December 31, 2012	$1,381	$1,538	$2,919
Other comprehensive income before reclassifications	150	(2,023)	(1,873)
Amounts reclassified from accumulated other comprehensive income	—	524	524
Net increase (decrease) in other comprehensive income	150	(1,499)	(1,349)
Balance as of September 30, 2013	$1,531	$39	$1,570

All amounts reclassified from accumulated other comprehensive income were related to gains (losses) on available-for-sale securities. These reclassifications impacted "Interest and other income (expense)" on the Consolidated Statements of Operations.

9. Income Taxes
The effective tax rates for each of the three months ended September 30, 2013 and 2012 was 36%. The effective tax rates for the nine months ended September 30, 2013 and 2012 were 34% and 41%, respectively. These rates differed from the federal statutory rate primarily due to the Federal and California R&D tax credits partially offset by state taxes and nondeductible expenses. The decrease in the Company's effective tax rate for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to the retroactive reinstatement of the 2012 Federal R&D credit in January 2013.

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
Gross unrecognized tax benefits were $59.7 million and $43.3 million as of September 30, 2013 and December 31, 2012, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $50.1 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as “Other non-current liabilities” on the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations. As of September 30, 2013, the total amount of gross interest and penalties accrued was $3.7 million, and is classified as “Other non-current liabilities” on the Consolidated Balance Sheets.
Deferred tax assets include $11.4 million and $11.0 million classified as “Other current assets” and $68.6 million and $56.9 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of September 30, 2013 and December 31, 2012, it was considered more likely than not that substantially all deferred tax assets would be realized, and no significant valuation allowance was recorded.
Income tax benefits attributable to the exercise of employee stock options of $19.7 million and $0.1 million, during the three months ended September 30, 2013 and 2012, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets. Income tax benefits attributable to the exercise of employee stock options of $51.1 million and $4.2 million, during the nine months ended September 30, 2013 and 2012, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets.
The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2008 through 2011. The year 2012 remains subject to examination by the IRS. The Company is also currently under examination by the state of California for the years 2006 and 2007. The years 1997 through 2005, as well as 2008 through 2011, remain subject to examination by the state of California.
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

10. Commitments and Contingencies

Streaming Content

The Company had $6.5 billion and $5.6 billion of obligations at September 30, 2013 and December 31, 2012, respectively, including agreements to license streaming content that represent current or long-term liabilities or that are not reflected on the Consolidated Balance Sheets because they do not meet the content library asset recognition criteria. The license agreements that are not reflected on the Consolidated Balance Sheets do not meet the content library asset recognition criteria because either the fee is not known or reasonably determinable for a specific title or it is known but the title is not yet available for streaming to members.
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
The expected timing of payments for these agreements to license streaming content that represent current or long-term liabilities as well as obligations not reflected on the Consolidated Balance Sheets is as follows:

	As of
	September 30, 2013	December 31, 2012
	(in thousands)
Less than one year	$2,766,597	$2,299,562
Due after one year and through 3 years	2,829,201	2,715,294
Due after 3 years and through 5 years	803,942	540,346
Due after 5 years	105,611	78,483
Total streaming content obligations	$6,505,351	$5,633,685

The Company has licenses with certain performing rights organizations (“PROs”), and is currently involved in negotiations with other PROs, that hold certain rights to music "publicly performed" in connection with streaming content into various territories. The Company accrues for estimated royalties that are expected to be due to PROs and adjusts these accruals based on any changes in estimates. These amounts are included in "Current content liabilities" on the Company's Consolidated Balance Sheets. If the Company is unable to reach mutually acceptable terms with the PROs, it could become involved in litigation and/or could be enjoined from delivering certain musical compositions, which could adversely impact the Company. Additionally, pending and ongoing litigation between certain PROs and other third parties in various territories could impact the Company's negotiations with PROs. The results of these negotiations are uncertain and may be materially different from management’s estimates.
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
On January 13, 2012, the first of three purported shareholder class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Two additional purported shareholder class action lawsuits were filed in the same court on January 27, 2012 and February 29, 2012 alleging substantially similar claims. These lawsuits were consolidated into In re Netflix, Inc., Securities Litigation, Case No. 3:12-cv-00225-SC, and the Court selected lead plaintiffs. Lead plaintiffs filed a consolidated complaint which alleged violations of the federal securities laws on June 26, 2012. The Court dismissed the consolidated complaint with leave to amend on February 13, 2013. Lead plaintiffs filed a first amended consolidated complaint on March 22, 2013. The Court dismissed the first amended consolidated complaint with prejudice on August 20, 2013, and judgment was entered on September 27, 2013.

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
The Company's obligations under these agreements may be limited in terms of time or amount, and in some instances, the Company may have recourse against third-parties for certain payments. In addition, the Company has entered into indemnification agreements with its directors and certain of its officers that will require it, among other things, to indemnify them against certain liabilities that may arise by reason of their status or service as directors or officers. The terms of such obligations vary.
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

11. Segment Information
The Company has three operating segments: Domestic streaming, International streaming and Domestic DVD. Segment information is presented along the same lines that the Company’s chief operating decision maker reviews the operating results in assessing performance and allocating resources. The Company’s chief operating decision maker reviews revenues and contribution profit (loss) for each of the reportable segments. Contribution profit (loss) is defined as revenues less cost of revenues and marketing expenses directly incurred by the segment.
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
As of September 30, 2013, the Company had $4.7 million in long-lived tangible assets located internationally and $122.6 million in long-lived tangible assets located in the United States. As of December 31, 2012, the Company had $4.0 million in long-lived tangible assets located internationally and $127.7 million in long-lived tangible assets located in the United States.

The following tables represent segment information for the quarter ended September 30, 2013 and 2012:

	As of/ Three months ended September 30, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	31,092	9,188	7,148	—
Revenues	$701,083	$183,051	$221,865	$1,105,999
Cost of revenues	470,631	207,989	112,399	791,019
Marketing	63,971	49,359	2,779	116,109
Contribution profit (loss)	$166,481	$(74,297)	$106,687	$198,871
Other operating expenses				141,751
Operating income				57,120
Other income (expense)				(7,629)
Provision for income taxes				17,669
Net income				$31,822

	As of/ Three months ended September 30, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	25,101	4,311	8,606	—
Revenues	$556,027	$77,744	$271,318	$905,089
Cost of revenues	399,124	124,379	139,135	662,638
Marketing	61,197	45,742	1,509	108,448
Contribution profit (loss)	$95,706	$(92,377)	$130,674	$134,003
Other operating expenses				117,868
Operating income				16,135
Other income (expense)				(4,189)
Provision for income taxes				4,271
Net income				$7,675
The following table represents the amortization of the content library:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
Three months ended September 30,	(in thousands)
2013	$363,787	$189,607	$17,546	$570,940
2012	$296,234	$114,713	$13,132	$424,079

The following tables represent segment information for the nine months ended September 30, 2013 and 2012:

	As of/ Nine months ended September 30, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	31,092	9,188	7,148	—
Revenues	$2,010,821	$490,972	$697,539	$3,199,332
Cost of revenues	1,356,610	555,898	358,899	2,271,407
Marketing	205,066	152,124	9,854	367,044
Contribution profit (loss)	$449,145	$(217,050)	$328,786	$560,881
Other operating expenses				414,822
Operating income				146,059
Other income (expense)				(48,989)
Provision for income taxes				33,088
Net income				$63,982

	As of/ Nine months ended September 30, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	25,101	4,311	8,606	—
Revenues	$1,595,397	$186,142	$882,504	$2,664,043
Cost of revenues	1,138,474	324,332	467,193	1,929,999
Marketing	201,334	146,297	4,709	352,340
Contribution profit (loss)	$255,589	$(284,487)	$410,602	$381,704
Other operating expenses				351,350
Operating income				30,354
Other income (expense)				(14,778)
Provision for income taxes				6,321
Net income				$9,255
The following table represents the amortization of the content library:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
Nine months ended September 30,	(in thousands)
2013	$1,043,976	$505,408	$53,492	$1,602,876
2012	$826,254	$300,426	$49,482	$1,176,162
The following table represents total content library, net:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
As of September 30, 2013	$2,643,433	$715,962	$26,506	$3,385,901
As of December 31, 2012	$2,317,070	$527,235	$29,865	$2,874,170

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy, contribution profit (losses) and margins both domestically and internationally, DVD and streaming member trends, cash use in connection with content acquisitions and international expansion, investments in content, including expanding investments in original content, content payments and expense, investments in marketing, free and operating cash flow and available funds, deferred tax assets, accessing and obtaining additional capital and future contractual obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. These forward-looking statements can be identified by our use of words such as "anticipate," "expect," "will," "may" and derivations thereof. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2012 filed with the Securities and Exchange Commission (“SEC”) on February 1, 2013, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.

Investors and others should note that we announce material financial information to our investors using our investor relations website (http://ir.netflix.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our subscribers and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the U.S. social media channels listed on our investor relations website.

Overview
We are the world’s leading Internet television network with over 40 million streaming members in 41 countries enjoying more than one billion hours of TV shows and movies per month, including Netflix original series. Our members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Additionally, in the United States ("U.S."), our members can receive standard definition DVDs, and their high definition successor, Blu-ray discs (collectively referred to as “DVD”), delivered quickly to their homes.
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

•
For the Domestic and International streaming segments, content licensing expenses, which include the amortization of the streaming content library and other expenses associated with the licensing of streaming content, represent the vast majority of cost of revenues. Streaming content rights are generally specific to a geographic region and accordingly our international expansion will require us to obtain additional streaming content licenses to support new international markets. Other cost of revenues such as content delivery expenses, customer service and payment processing fees tend to be lower as a percentage of total cost of revenues as compared to content licensing expenses. We utilize both our own and third-party content delivery networks to help us efficiently stream a high volume of content to our members over the Internet. Content delivery expenses, therefore, also include equipment costs related to our streaming content delivery network ("Open Connect") and all third-party costs associated with delivering streaming content over the Internet. Cost of revenues in the Domestic DVD segment consists primarily of content delivery, expenses related to the acquisition of content, including amortization of DVD content library and revenue sharing expenses, and other expenses associated with our DVD processing and customer service centers.

Content delivery expenses for the Domestic DVD segment consist of the postage costs to mail DVDs to and from our paying members and the packaging and label costs for the mailers.

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and payments made to our affiliates and consumer electronics partners. Advertising expenses include promotional activities such as television and online advertising as well as allocated costs of revenues relating to free trial periods. Payments to our affiliates and device partners may be in the form of a fixed fee or may be a revenue sharing payment. Marketing costs are primarily incurred by our Domestic and International streaming segments given our focus on building consumer awareness of the streaming offerings. Marketing costs are immaterial for the Domestic DVD segment.

•
As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment. We expect that the investments in content and marketing associated with the Domestic streaming segment will slow relative to revenues to allow for contribution margin expansion over time, and we have grown contribution margin from 12% when we first began separately reporting Domestic streaming results in the fourth quarter of 2011 to 24% in the third quarter of 2013. Investments in content and marketing associated with the International streaming segment will continue to fluctuate dependent upon the number of International territories in which our streaming service is offered and the timing of the launch of new territories.

Results of Operations
The following represents our consolidated performance highlights:

	Three Months Ended			Change
	September 30, 2013	June 30, 2013	September 30, 2012	Q3'13 vs. Q2'13	Q3'13 vs. Q3'12
	(in thousands)
Revenues	$1,105,999	$1,069,372	$905,089	3%	22%
Operating income	57,120	57,117	16,135	—%	254%
Net income	31,822	29,471	7,675	8%	315%

Consolidated revenues for the three months ended September 30, 2013 increased $200.9 million as compared to the three months ended September 30, 2012 and $36.6 million as compared to the three months ended June 30, 2013 due to growth in streaming members, both internationally and domestically. This increase in revenues was partially offset by an increase in the cost of revenues due to continued investments in existing and new streaming content and a change in estimate related to amortization of certain content.

When we started with original content, we did not have specific data about viewing patterns over time for content that premieres on Netflix. Based on our experience with other similar television series and our initial estimates of viewing patterns, we amortized content that premiered on our service on a straight-line basis over the shorter of four years or the license period. If a subsequent season is added, we extend the remaining amortization period by a year. Current estimates of viewing patterns indicate that viewing in the first few months is significantly higher, relative to the rest of the amortization period, than previously estimated. As a result, in the third quarter of 2013, we began amortizing this type of content on an accelerated basis over the amortization period. The effect of this change in estimate was a $20.2 million decrease in contribution profit for the Domestic streaming segment and a $6.5 million increase in contribution loss for the International streaming segment for the three and nine months ended September 30, 2013. The effect to operating income and net income is a decrease of $26.7 million and $16.7 million, respectively, for the three and nine months ended September 30, 2013. The effect to basic earnings per share and diluted earnings per share was a decrease of $0.28 and $0.27, respectively, for the three months ended September 30, 2013 and a decrease of $0.29 and $0.27, respectively for the nine months ended September 30, 2013. The effect of this change in estimate relates primarily to titles that first premiered on Netflix in the first and second quarters of 2013.

Domestic Streaming Segment
Three months ended September 30, 2013 as compared to the three months ended September 30, 2012

	As of/ Three Months Ended		Change
	September 30, 2013	September 30, 2012	Q3'13 vs. Q3'12
	(in thousands, except percentages)
Members:
Net additions	1,285	1,163	10%
Members at end of period	31,092	25,101	24%
Paid members at end of period	29,925	23,801	26%

Contribution profit:
Revenues	$701,083	$556,027	26%
Cost of revenues	470,631	399,124	18%
Marketing	63,971	61,197	5%
Contribution profit	166,481	95,706	74%
Contribution margin	24%	17%

In the Domestic streaming segment, we derive revenues from services consisting solely of streaming content offered through a membership plan priced primarily at $7.99 per month. The $145.1 million increase in our domestic streaming revenues was due to the 26% growth in the average number of paid memberships.
The $71.5 million increase in domestic streaming cost of revenues was primarily due to the $58.3 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content as well as the impact of revised amortization (detailed above) for content premiering on Netflix. In addition, content delivery expenses increased by $5.2 million and other costs, such as payment processing fees and customer service call centers, increased $8.0 million due to our growing member base.
Marketing expenses increased $2.8 million primarily due to an increase in advertising, partially offset by a decrease in payments made to our affiliates.
Our Domestic streaming segment had a contribution margin of 24% for the three months ended September 30, 2013, which increased as compared to the contribution margin of 17% for the three months ended September 30, 2012, as a result of growing memberships and revenue faster than content spending.
Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

	As of/ Nine Months Ended		Change
	September 30, 2013	September 30, 2012	YTD'13 vs. YTD'12
	(in thousands, except percentages)
Members:
Net additions	3,946	3,430	15%
Members at end of period	31,092	25,101	24%
Paid members at end of period	29,925	23,801	26%

Contribution profit:
Revenues	$2,010,821	$1,595,397	26%
Cost of revenues	1,356,610	1,138,474	19%
Marketing	205,066	201,334	2%
Contribution profit	449,145	255,589	76%
Contribution margin	22%	16%

The $415.4 million increase in our domestic streaming revenues was due to the 26% growth in the average number of paid memberships.
The $218.1 million increase in domestic streaming cost of revenues was primarily due to the $173.3 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content as well as the impact of revised amortization (detailed above) for content premiering on Netflix. In addition, content delivery expenses increased by $20.6 million and other costs, such as payment processing fees and customer service call centers, increased $24.2 million due to our growing member base.
Our Domestic streaming segment had a contribution margin of 22% for the nine months ended September 30, 2013, which increased as compared to the contribution margin of 16% for the nine months ended September 30, 2012, as a result of growing memberships and revenue faster than content spending.
Three months ended September 30, 2013 as compared to the three months ended June 30, 2013

	As of /Three Months Ended		Change
	September 30, 2013	June 30, 2013	Q3'13 vs. Q2'13
	(in thousands, except percentages)
Members:
Net additions	1,285	633	103%
Members at end of period	31,092	29,807	4%
Paid members at end of period	29,925	28,624	5%

Contribution profit:
Revenues	$701,083	$671,089	4%
Cost of revenues	470,631	449,473	5%
Marketing	63,971	70,302	(9)%
Contribution profit	166,481	151,314	10%
Contribution margin	24%	23%

The $30.0 million increase in our domestic streaming revenues was due to the 4% growth in the average number of paid memberships. We expect domestic streaming memberships to continue to grow.
The $21.2 million increase in domestic streaming cost of revenues was primarily due to the $19.9 million increase in content licensing expenses. This increase was primarily attributable to the impact of revised amortization (detailed above) for content premiering on Netflix. Other costs increased $1.3 million primarily due to an increase in payment processing fees and costs associated with customer service call centers due to our growing member base.
Marketing expenses decreased $6.3 million primarily due to a decrease in advertising.
Our Domestic streaming segment had a contribution margin of 24% for the three months ended September 30, 2013, which increased as compared to the contribution margin of 23% for the three months ended June 30, 2013, as a result of growing memberships and revenue coupled with a decrease in growth in marketing. We expect that contribution margin for the Domestic streaming segment in the fourth quarter of 2013 will be roughly flat as compared to the third quarter of 2013 but will increase as compared to the fourth quarter of 2012.

International Streaming Segment
Three months ended September 30, 2013 as compared to the three months ended September 30, 2012

	As of /Three Months Ended		Change
	September 30, 2013	September 30, 2012	Q3'13 vs. Q3'12
	(in thousands, except percentages)
Members:
Net additions	1,441	687	110%
Members at end of period	9,188	4,311	113%
Paid members at end of period	8,084	3,689	119%

Contribution profit (loss):
Revenues	$183,051	$77,744	135%
Cost of revenues	207,989	124,379	67%
Marketing	49,359	45,742	8%
Contribution loss	(74,297)	(92,377)	(20)%

In the International streaming segment, we derive revenues from services consisting of streaming content offered through a membership plan priced at the equivalent of USD $7 to $14 per month. We launched our streaming service in Canada in September 2010 and have continuously expanded our services internationally with launches in Latin America in September 2011, the U.K. and Ireland in January 2012, Finland, Denmark, Sweden and Norway in October 2012 and most recently the Netherlands in September 2013.
The $105.3 million increase in our international revenues was primarily due to the 125% growth in the average number of paid international memberships. International streaming memberships account for 23% of total streaming memberships as of September 30, 2013 as compared to 15% as of September 30, 2012. We expect international streaming memberships to continue to grow.
The $83.6 million increase in international cost of revenues was primarily due to a $77.2 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content, including content to support the launch of our service in the Nordics and the Netherlands, as well as the impact of revised amortization (detailed above) for content premiering on Netflix. Other costs increased $6.4 million due to an increase in content delivery expenses, payment processing fees, and costs associated with our customer service call centers, all driven by our growing member base.
Marketing expenses incurred by our International streaming segment have been significant and will fluctuate dependent upon the number of international territories in which our streaming service is offered and the timing of the launch of new territories. International marketing expenses for the three months ended September 30, 2013 increased $3.6 million as compared to the three months ended September 30, 2012 due to our expansion in the Nordic regions and the Netherlands, offset partially by a decrease in spending in other territories.
Our International streaming segment had a contribution loss of $74.3 million for the three months ended September 30, 2013, which decreased as compared to the contribution loss of $92.4 million for the three months ended September 30, 2012, as a result of growing memberships and revenues faster than content spending.

Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

	As of/ Nine Months Ended		Change
	September 30, 2013	September 30, 2012	YTD'13 vs. YTD'12
	(in thousands, except percentages)
Members:
Net additions	3,067	2,453	25%
Members at end of period	9,188	4,311	113%
Paid members at end of period	8,084	3,689	119%

Contribution profit (loss):
Revenues	$490,972	$186,142	164%
Cost of revenues	555,898	324,332	71%
Marketing	152,124	146,297	4%
Contribution loss	(217,050)	(284,487)	(24)%

The $304.8 million increase in our international revenues was primarily due to the 148% growth in the average number of paid international memberships.
The $231.6 million increase in international cost of revenues was primarily due to a $211.8 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content including content to support the launch of our service in the Nordics and the Netherlands. Other costs increased $19.8 million due to an increase in content delivery expenses, payment processing fees, and costs associated with our customer service call centers, all driven by our growing member base.
International marketing expenses for the nine months ended September 30, 2013 increased $5.8 million as compared to the nine months ended September 30, 2012 due to our expansion in the Nordic regions and the Netherlands offset partially by a decrease in spending in other territories.
Our International streaming segment had a contribution loss of $217.1 million for the nine months ended September 30, 2013, which decreased as compared to the contribution loss of $284.5 million for the nine months ended September 30, 2012, as a result of growing memberships and revenues faster than content spending.
Three months ended September 30, 2013 as compared to the three months ended June 30, 2013

	As of /Three Months Ended		Change
	September 30, 2013	June 30, 2013	Q3'13 vs. Q2'13
	(in thousands, except percentages)
Members:
Net additions	1,441	605	138%
Members at end of period	9,188	7,747	19%
Paid members at end of period	8,084	7,014	15%

Contribution profit (loss):
Revenues	$183,051	$165,902	10%
Cost of revenues	207,989	182,885	14%
Marketing	49,359	48,850	1%
Contribution loss	(74,297)	(65,833)	13%
The $17.1 million increase in our international revenues was primarily due to the 13% growth in the average number of paid international memberships.

The $25.1 million increase in international cost of revenues was primarily due to a $23.6 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content, including content to support the launch of our service in the Netherlands, as well as the impact of revised amortization (detailed above) for content premiering on Netflix.
International marketing expenses were relatively flat, primarily due to an increase in marketing spend for the launch of the Netherlands offset by a decrease in spending in other territories.
International contribution losses increased $8.5 million sequentially, due to an increase in content spending as compared to the growth in revenues. Our International streaming segment does not benefit from the established member base that exists for the Domestic segments. As a result of having to build a member base from zero, investments in streaming content and marketing programs for our International segment are larger initially relative to revenues, in particular as new territories are launched. The contribution losses for our International segment have been significant due to investments in streaming content and marketing programs to drive membership growth and viewing in our international markets.
Domestic DVD Segment
Three months ended September 30, 2013 as compared to the three months ended September 30, 2012

	As of/ Three Months Ended		Change
	September 30, 2013	September 30, 2012	Q3'13 vs. Q3'12
	(in thousands, except percentages)
Members:
Net losses	(360)	(634)	(43)%
Members at end of period	7,148	8,606	(17)%
Paid members at end of period	7,014	8,465	(17)%

Contribution profit:
Revenues	$221,865	$271,318	(18)%
Cost of revenues	112,399	139,135	(19)%
Marketing	2,779	1,509	84%
Contribution profit	106,687	130,674	(18)%
Contribution margin	48%	48%

In the Domestic DVD segment, we derive revenues from our DVD-by-mail membership services. The price per plan for DVD-by-mail varies from $4.99 to $43.99 per month according to the plan chosen by the member. DVD-by-mail plans differ by the number of DVDs that a member may have out at any given point. Customers electing access to high definition Blu-ray discs in addition to standard definition DVDs pay a surcharge ranging from $2 to $4 per month for our most popular plans.
The $49.5 million decrease in our domestic DVD revenues was due to an 18% decrease in the average number of paid memberships.
The $26.7 million decrease in domestic DVD cost of revenues was primarily due to a $13.0 million decrease in content acquisition expenses and a $9.4 million decrease in content delivery expenses resulting from an 18% decrease in the number of DVDs mailed to paying members. The decrease in shipments was driven by a decline in the number of DVD memberships.
Our Domestic DVD segment had a contribution margin of 48% for the three months ended September 30, 2013, and is flat as compared to the three months ended September 30, 2012.
Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

	As of/ Nine Months Ended		Change
	September 30, 2013	September 30, 2012	YTD'13 vs. YTD'12
	(in thousands, except percentages)
Members:
Net losses	(1,076)	(2,559)	(58)%
Members at end of period	7,148	8,606	(17)%
Paid members at end of period	7,014	8,465	(17)%

Contribution profit:
Revenues	$697,539	$882,504	(21)%
Cost of revenues	358,899	467,193	(23)%
Marketing	9,854	4,709	109%
Contribution profit	328,786	410,602	(20)%
Contribution margin	47%	47%

The $185.0 million decrease in our domestic DVD revenues was primarily due to a 21% decrease in the average number of paid memberships.
The $108.3 million decrease in domestic DVD cost of revenues was primarily due to a $55.9 million decrease in content acquisition expenses and a $38.9 million decrease in content delivery expenses resulting from a 21% decrease in the number of DVDs mailed to paying members. The decrease in shipments was driven by a decline in the number of DVD memberships. Other costs, primarily those associated with content processing and customer service center expenses, decreased $13.5 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment had a contribution margin of 47% for the nine months ended September 30, 2013, and is flat as compared to the nine months ended September 30, 2012.
Three months ended September 30, 2013 as compared to the three months ended June 30, 2013

	As of /Three Months Ended		Change
	September 30, 2013	June 30, 2013	Q3'13 vs. Q2'13
	(in thousands, except percentages)
Members:
Net losses	(360)	(475)	(24)%
Members at end of period	7,148	7,508	(5)%
Paid members at end of period	7,014	7,369	(5)%

Contribution profit:
Revenues	$221,865	$232,381	(5)%
Cost of revenues	112,399	121,167	(7)%
Marketing	2,779	2,608	7%
Contribution profit	106,687	108,606	(2)%
Contribution margin	48%	47%

The $10.5 million decrease in our domestic DVD revenues was primarily due to a 5% decrease in the average number of paid memberships. We expect DVD memberships to continue to decline.
The $8.8 million decrease in domestic DVD cost of revenues was primarily due to a $5.0 million decrease in content acquisition expenses and a $2.3 million decrease in content delivery expenses resulting from a 4% decrease in the number of DVDs mailed to paying members. The decrease in shipments was driven by a decline in the number of DVD memberships.
Our Domestic DVD segment had a contribution margin of 48% for the three months ended September 30, 2013, an increase as compared to 47% for the three months ended June 30, 2013. In September 2013, the USPS announced a postal rate increase which we expect will result in approximately $3 million to $4 million per quarter of additional expense in 2014.

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
Three months ended September 30, 2013 as compared to the three months ended September 30, 2012

	Three Months Ended		Change
	September 30, 2013	September 30, 2012	Q3'13 vs. Q3'12
	(in thousands, except percentages)
Technology and development	$95,540	$82,521	16%
As a percentage of revenues	9%	9%

The $13.0 million increase in technology and development expenses was primarily due to an $11.1 million increase in personnel-related costs resulting from a 4% growth in average headcount supporting continued improvements in our streaming service and our international expansion.
Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

	Nine Months Ended		Change
	September 30, 2013	September 30, 2012	YTD'13 vs. YTD'12
	(in thousands, except percentages)
Technology and development	$280,641	$246,869	14%
As a percentage of revenues	9%	9%

The $33.8 million increase in technology and development expenses was primarily due to a $29.8 million increase in personnel-related costs resulting from a 9% growth in average headcount supporting continued improvements in our streaming service and our international expansion.
Three months ended September 30, 2013 as compared to the three months ended June 30, 2013

	Three Months Ended		Change
	September 30, 2013	June 30, 2013	Q3'13 vs. Q2'13
	(in thousands, except percentages)
Technology and development	$95,540	$93,126	3%
As a percentage of revenues	9%	9%

Technology and development expenses were relatively flat.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.

Three months ended September 30, 2013 as compared to the three months ended September 30, 2012

	Three Months Ended		Change
	September 30, 2013	September 30, 2012	Q3'13 vs. Q3'12
	(in thousands, except percentages)
General and administrative	$46,211	$35,347	31%
As a percentage of revenues	4%	4%

General and administrative expenses increased $10.9 million primarily due to a $6.6 million increase in personnel related costs resulting from a 37% increase in average headcount to support our growth. In addition, the gain on the disposal of DVDs decreased $2.5 million for the three months ended September 31, 2013 as compared to the three months ended September 31, 2012.
Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

	Nine Months Ended		Change
	September 30, 2013	September 30, 2012	YTD'13 vs. YTD'12
	(in thousands, except percentages)
General and administrative	$134,181	$104,481	28%
As a percentage of revenues	4%	4%

General and administrative expenses increased $29.7 million primarily due to a $13.2 million increase in personnel related costs resulting from a 29% increase in average headcount to support our growth. In addition, expenses related to the use of outside and professional services, taxes and insurance increased $10.4 million. The increase in expenses was further impacted by a $5.0 million decrease in the gain on the disposal of DVDs.
Three months ended September 30, 2013 as compared to the three months ended June 30, 2013

	Three Months Ended		Change
	September 30, 2013	June 30, 2013	Q3'13 vs. Q2'13
	(in thousands, except percentages)
General and administrative	$46,211	$43,844	5%
As a percentage of revenues	4%	4%

General and administrative expenses increased $2.4 million primarily due to a $2.0 million increase in personnel related costs resulting from a 9% increase in average headcount.

Interest Expense
Interest expense consists primarily of the interest associated with outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.

Three months ended September 30, 2013 as compared to the three months ended September 30, 2012

	Three Months Ended		Change
	September 30, 2013	September 30, 2012	Q3'13 vs. Q3'12
	(in thousands, except percentages)
Interest expense	$(7,436)	$(4,990)	49%
As a percentage of revenues	1%	1%

Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

	Nine Months Ended		Change
	September 30, 2013	September 30, 2012	YTD'13 vs. YTD'12
	(in thousands, except percentages)
Interest expense	$(21,704)	$(14,970)	45%
As a percentage of revenues	1%	1%

Three months ended September 30, 2013 as compared to the three months ended June 30, 2013

	Three Months Ended		Change
	September 30, 2013	June 30, 2013	Q3'13 vs. Q2'13
	(in thousands, except percentages)
Interest expense	$(7,436)	$(7,528)	(1)%
As a percentage of revenues	1%	1%

Interest expense for the three months ended September 30, 2013 consists primarily of $6.7 million of interest accrued on our 5.375% Notes. The increase in interest expense for the three and nine months ended September 30, 2013 as compared the three and nine months ended September 30, 2012 is due to the higher aggregate principal of interest bearing notes outstanding, partially offset by the lower interest rate. Interest expense for the three months ended September 30, 2013 as compared to the three months ended June 30, 2013 was flat.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on cash, cash equivalents and short-term investments and foreign exchange gains and losses on foreign currency denominated balances.
Three months ended September 30, 2013 as compared to the three months ended September 30, 2012

	Three Months Ended		Change
	September 30, 2013	September 30, 2012	Q3'13 vs. Q3'12
(in thousands, except percentages)
Interest and other income (expense)	$(193)	$801	(124)%
As a percentage of revenues	NM	NM

Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

	Nine Months Ended		Change
	September 30, 2013	September 30, 2012	YTD'13 vs. YTD'12
(in thousands, except percentages)
Interest and other income (expense)	$(2,156)	$192	(1,223)%
As a percentage of revenues	NM	NM

Three months ended September 30, 2013 as compared to the three months ended June 30, 2013

	Three Months Ended		Change
	September 30, 2013	June 30, 2013	Q3'13 vs. Q2'13
(in thousands, except percentages)
Interest and other income (expense)	$(193)	$(2,940)	(93)%
As a percentage of revenues	NM	NM

Interest and other income (expense) decreased for the three and nine months ended September 30, 2013 as compared to the three and nine months ended September 30, 2012 primarily due to increased foreign exchange losses on foreign currency denominated balances. The foreign exchange losses were $1.2 million and $5.9 million for the three and nine months ended September 30, 2013, respectively, as compared to foreign exchange losses of $0.3 million and $3.3 million for the three and nine months ended September 30, 2012, respectively.
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
Provision for Income Taxes
Our effective tax rates for the three months ended September 30, 2013, June 30, 2013 and September 30, 2012 were 36%, 37% and 36%, respectively. Our effective tax rates for the nine months ended September 30, 2013 and September 30, 2012 were 34% and 41%, respectively. These rates differed from the federal statutory rate primarily due to the Federal and California R&D tax credits partially offset by state taxes and nondeductible expenses. The decrease in the Company's effective tax rate for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to the retroactive reinstatement of the 2012 Federal R&D credit in January 2013.
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
Liquidity and Capital Resources
Cash, cash equivalents and short-term investments were $1,135.0 million and $748.1 million at September 30, 2013 and December 31, 2012, respectively. In February 2013, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "5.375% Notes"). We used approximately $224.5 million of the net proceeds to redeem our outstanding 8.50% Notes, including a $19.4 million make-whole premium and $5.1 million of accrued and unpaid interest. In November 2011, we issued $200.0 million of Senior Convertible Notes and raised an additional $200.0 million through a public offering of common stock. The Senior Convertible Notes consisted of $200.0 million aggregate principal amount due on December 1, 2018 and did not bear interest. In April 2013, we exercised our option to cause the conversion of the Convertible Notes into shares of our common stock. (See Note 6 to the consolidated financial statements for discussion of debt and the conversion.)
Our primary uses of cash include licensing of content, content delivery, marketing programs and payroll. We expect to continue to make significant investments to license streaming content both domestically and internationally and will continue to expand our investments in original content. For the twelve months ending December 31, 2013, we expect total original content cash outflows to be less than 10% of our total payments for streaming content. Original content or content that is licensed in an earlier window through an output arrangement will typically, depending upon the terms, require more up-front cash payments relative to the expense and, therefore, future investments could impact our liquidity and result in a use of operating cash.
Although we currently anticipate that our available funds will be sufficient to meet our cash needs for the foreseeable future, we may be required or choose to obtain additional financing in particular to fund the growth of original content. Our ability to obtain additional financing will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
As of September 30, 2013, $51.4 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on a portion of these funds when repatriated back to the U.S.
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
Three months ended September 30, 2013 as compared to the three months ended September 30, 2012

	Three Months Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Net cash provided by (used in) operating activities	$34,693	$(2,925)
Net cash used in investing activities	(13,669)	(30,449)
Net cash provided by (used in) financing activities	45,795	(158)

Non-GAAP free cash flow reconciliation:
Net cash provided by (used in) operating activities	34,693	(2,925)
Acquisitions of DVD content library	(15,471)	(8,586)
Purchases of property and equipment	(10,828)	(10,808)
Other assets	(1,329)	1,857
Non-GAAP free cash flow	$7,065	$(20,462)

Cash provided by operating activities increased $37.6 million, primarily due to an increase in subscription revenues of $200.9 million or 22%. This increase was partially offset by increased payments for content acquisition and licensing other than DVD library of $90.8 million or 17% as well as increased payments associated with higher operating expenses.
Cash used in investing activities decreased $16.8 million, primarily due to an increase of $26.9 million in proceeds from sales and maturities of short-term investments, net of the purchases, partially offset by $6.9 million increase in the acquisition of DVD content library.
Cash provided by financing activities increased $46.0 million and primarily consisted of cash flows provided by stock option exercises.
Free cash flow was $24.8 million lower than net income for the three months ended September 30, 2013 primarily due to $12.8 million of content cash payments over expense, our semi-annual interest payment on our 5.375% Notes partially, and $23.8 million non-favorable other working capital differences including payments associated with delivery of streaming content, partially offset by $18.5 million of non-cash stock-based compensation expense.
Free cash flow was $28.1 million lower than net income for the three months ended September 30, 2012 primarily due to $37.5 million of content cash payments over expense and $9.1 million non-favorable other working capital differences partially offset by $18.5 million of non-cash stock-based compensation expense.

Nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012

	Nine Months Ended
	September 30, 2013	September 30, 2012
	(in thousands)
Net cash provided by operating activities	$56,386	$35,591
Net cash used in investing activities	(320,590)	(176,920)
Net cash provided by financing activities	416,336	3,757

Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	56,386	35,591
Acquisitions of DVD content library	(50,687)	(30,126)
Purchases of property and equipment	(31,034)	(18,933)
Other assets	3,808	6,323
Non-GAAP free cash flow	$(21,527)	$(7,145)

Cash provided by operating activities increased $20.8 million, primarily due to an increase in subscription revenues of $535.3 million or 20%. This increase was partially offset by increased payments for content acquisition and licensing other than DVD library of $389.4 million or 26% as well as increased payments associated with higher operating expenses.
Cash used in investing activities increased $143.7 million, primarily due to an increase of $108.5 million in purchases of short-term investments, net of the proceeds from sales and maturities, and a $20.6 million increase in the acquisition of DVD content library. Investing activities were further impacted by a $12.1 million increase in the purchase of property and equipment primarily due to investments in our streaming content delivery network.
Cash provided by financing activities increased $412.6 million. In the first quarter of 2013, we issued $500.0 million of 5.375% Notes, with net proceeds of $490.6 million after payment of debt issuance costs. This was offset by the $219.4 million redemption of our 8.50% Senior Notes. Financing activities were further impacted by $139.8 million of increased cash flows provided by stock option exercises.
Free cash flow was $85.5 million lower than net income for the nine months ended September 30, 2013 primarily due to $158.4 million of content cash payments over expense and $6.4 million non-favorable other working capital differences partially offset by $54.2 million non-cash stock-based compensation expense and $25.1 million loss on debt extinguishment (a financing activity).
Free cash flow was $16.4 million lower than net income for the nine months ended September 30, 2012 primarily due to $77.5 million of content cash payments over expense partially offset by $56.3 million non-cash stock-based compensation expense and $4.8 million favorable other working capital differences.
Three months ended September 30, 2013 as compared to the three months ended June 30, 2013

	Three Months Ended
	September 30, 2013	June 30, 2013
	(in thousands)
Net cash provided by operating activities	$34,693	$33,943
Net cash used in investing activities	(13,669)	(127,685)
Net cash provided by financing activities	45,795	48,959

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	34,693	33,943
Acquisitions of DVD content library	(15,471)	(14,023)
Purchases of property and equipment	(10,828)	(8,088)
Other assets	(1,329)	1,087
Non-GAAP free cash flow	$7,065	$12,919

Cash provided by operating activities increased $0.8 million, primarily due to a $36.6 million or 3% increase in revenues. This increase in cash inflows was partially offset by an increase in payments for content acquisition and licensing other than DVD library of $2.3 million as well as higher operating expenses.
Cash used in investing activities decreased $114.0 million primarily due to a $120.6 million increase in the proceeds and maturities of short-term investments, net of purchases.
Cash provided by financing activities decreased $3.2 million due to a decrease in cash flows from stock option exercises.
Free cash flow was $16.6 million lower than net income for the three months ended June 30, 2013 primarily due to $47.6 million of content cash payments over expense partially offset by $18.0 million of non-cash stock-based compensation expense and $13.0 million favorable other working capital differences.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of September 30, 2013. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at September 30, 2013:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$6,505,351	$2,766,597	$2,829,201	$803,942	$105,611
5.375% Notes (2)	699,323	26,875	53,750	53,750	564,948
Lease obligations (3)	205,215	25,377	50,062	39,674	90,102
Other purchase obligations (4)	161,625	95,160	63,218	3,247	—
Total	$7,571,514	$2,914,009	$2,996,231	$900,613	$760,661

(1)
Streaming content obligations are related to streaming content licenses. As of September 30, 2013, such obligations were comprised of $1.6 billion included in "Current content liabilities" and $1.2 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $3.7 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.

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

(3)
Lease obligations include lease financing obligations of $12.8 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $71.3 million for facilities under non-cancelable operating leases with various expiration dates through 2018, and commitments of $121.1 million for facilities lease agreements entered into in the third quarter of 2013 to expand our Los Gatos headquarters to a nearby site. At the time we entered into these lease agreements we simultaneously terminated the previous agreement signed in the fourth quarter of 2012. The ten year lease term for the new leases will commence after the construction of the buildings is complete.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming content delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of September 30, 2013, we had gross unrecognized tax benefits of $59.7 million and an additional $3.7 million for gross interest and penalties classified as “Other non-current liabilities” on the Consolidated Balance Sheets. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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
We generally amortize the content library on a straight-line basis over each title’s contractual window of availability or estimated period of use, beginning with the month of first availability. The amortization period typically ranges from six months to five years.
For content that premieres on our service, we amortize on an accelerated basis over the amortization period which is the shorter of four years or the license period. If a subsequent season is added, we extend the remaining amortization period by a year. This accelerated amortization is determined based on our historical and estimated viewing patterns and requires considerable management judgment.
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At September 30, 2013, our estimated gross unrecognized tax benefits were $59.7 million of which $50.1 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.
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

•
Expected Volatility:  Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods thereby precluding sole reliance on implied volatility. An increase of 10% in our computation of expected volatility would increase the total stock-based compensation expense by approximately $1.2 million for the three months ended September 30, 2013.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives. An increase in the suboptimal exercise factor of 10% would increase the total stock-based compensation expense by approximately $0.6 million for the three months ended September 30, 2013.

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
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on October 25, 2013, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012 (iii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.
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

NETFLIX, INC.
Dated: October 25, 2013	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: October 25, 2013	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

3.4	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	000-49802	3.1	November 2, 2012

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated November 6, 2009, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 8.50% Senior Notes due 2017.	8-K	000-49802	4.1	November 9, 2009

4.3	Indenture, dated November 28, 2011, among Netflix, Inc. and Wells Fargo Bank, National Association, relating to the Zero Coupon Senior Convertible Notes due 2018.	8-K	000-49802	4.1	November 28, 2011

4.4	Registration Rights Agreement dated November 28, 2011, by and among Netflix, Inc., TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P.	8-K	000-49802	10.1	November 28, 2011

4.5	Preferred Shares Rights Agreement, dated as of November 2, 2012, by and between Netflix, Inc. and Computershare Trust Company, N.A., as rights agent	8-K	000-49802	10.1	November 2, 2012

4.6	Indenture, dated February 1, 2013, among Netflix, Inc., the guarantors from time to time party thereto and Wells Fargo Bank, National Association, relating to the 5.375% Senior Notes due 2021.	8-K	000-49802	4.1	February 1, 2013

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.4†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.6†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.7†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	January 31, 2013

10.8†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.9†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on October 25, 2013, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2013 and 2012 (iii) Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (iv) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2013 and 2012 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.