Form 10-K
period 2013-12-31
NETFLIX INC
filed 2014-02-03
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________

FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 000-49802
_____________________________________________________________________
Netflix, Inc.
(Exact name of Registrant as specified in its charter)
 _____________________________________________________________________

Delaware	77-0467272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
100 Winchester Circle Los Gatos, California 95032
(Address and zip code of principal executive offices)
(408) 540-3700
(Registrant’s telephone number, including area code)
 _____________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common stock, $0.001 par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
 _____________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2013, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $10,368,444,430. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of January 30, 2014, there were 59,807,236 shares of the registrant’s common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for Registrant’s 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; the growth of Internet delivery of content; the growth in our streaming memberships; the decline in our DVD memberships and the resources allocated to our DVD segment; the market opportunity for streaming content; contribution margins; contribution profits (losses); liquidity; free cash flows; revenues; net income; legal costs; operating cash flows; stock price volatility; obtaining additional capital; our content library and marketing investments, including investments in original programming; significance of future contractual obligations; realization of deferred tax assets; seasonality; method of content delivery; and international expansion. These forward-looking statements can be identified by our use of words such as "expects", "will", "anticipate", "may", "could", "would", "should", "intend", "continue", and derivatives thereof. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: “Risk Factors” section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.	Business
ABOUT US
Netflix, Inc. (“Netflix”, “the Company”, “we”, or “us”) is the world’s leading Internet television network with more than 44 million streaming members in over 40 countries enjoying more than one billion hours of TV shows and movies per month, including original series. Our members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the United States ("U.S."), our members can receive DVDs delivered quickly to their homes.

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
Our core strategy is to grow our streaming subscription business domestically and internationally. We are continuously improving our members' experience - expanding our streaming content, with a focus on programming an overall mix of content that delights our customers, enhancing our user interface and extending our streaming service to even more Internet-connected devices while staying within the parameters of our consolidated net income (loss) and operating segment contribution profit (loss) targets.

We continue to grow our streaming service both domestically and internationally. We began our international expansion with Canada in 2010 and have since launched our service in Latin America and several European territories. We anticipate a substantial expansion of our service in Europe in late 2014. We have also expanded our streaming content offering to include more exclusive and original programming, including several Emmy and Golden Globe nominated original series in 2013.

Prior to July 2011, in the U.S., our streaming and DVD-by-mail operations were combined and members could receive both streaming content and DVDs under a single “hybrid” plan. In July 2011, we separated the combined plans, making it necessary for members who wish to receive both DVDs-by-mail and streaming content to have two separate membership plans.

BUSINESS SEGMENTS
The Company has three operating segments: Domestic streaming, International streaming and Domestic DVD. The Domestic and International streaming segments derive revenues from monthly membership fees for services consisting solely of streaming content. The Domestic DVD segment derives revenues from monthly membership fees for services consisting solely of DVD-by-mail. For additional information regarding our segments, including information about our financial results by geography, see Note 12 of Item 8, Financial Statements and Supplementary Data.

COMPETITION
The market for entertainment video is intensely competitive and subject to rapid change. Many consumers maintain simultaneous relationships with multiple entertainment video providers and can easily shift spending from one provider to another. Our principal competitors vary by geographic region and include multichannel video programming distributors providing free on demand content through authenticated Internet applications, Internet-based movie and TV content providers, including both those that provide legal and illegal (or pirated) entertainment video content, DVD rental outlets and kiosk services and entertainment video retail stores.
SEASONALITY
Our member growth exhibits a seasonal pattern that reflects variations when consumers buy Internet-connected devices and when they tend to increase their viewing. Our domestic member growth is generally greatest in our fourth and first quarters (October through March), slowing in our second quarter (April through June) and then accelerating in our third quarter (July through September). We expect each market in our international segment to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns. Additionally, the variable expenses associated with shipments of DVDs are highest in the first quarter due to the seasonal nature of DVD usage.
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
EMPLOYEES
As of December 31, 2013, we had 2,022 full-time employees. We also utilize part-time and temporary employees, primarily in our DVD fulfillment operations, to respond to the fluctuating demand for DVD shipments. As of December 31, 2013, we had 305 part-time and temporary employees. Our employees are not covered by a collective bargaining agreement, and we consider our relations with our employees to be good.
OTHER INFORMATION
We were incorporated in Delaware in August 1997 and completed our initial public offering in May 2002. Our principal executive offices are located at 100 Winchester Circle, Los Gatos, California 95032, and our telephone number is (408) 540-3700.
We maintain a Web site at www.netflix.com. The contents of our Web site are not incorporated in, or otherwise to be regarded as part of, this Annual Report on Form 10-K. In this Annual Report on Form 10-K, “Netflix,” the “Company,” “we,” “us,” “our” and the “registrant” refer to Netflix, Inc. We make available, free of charge on our web site, access to our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission ("SEC").
Investors and others should note that we announce material financial information to our investors using our investor relations website (http://ir.netflix.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations website.

Item 1A.	Risk Factors

If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business
If our efforts to attract and retain members are not successful, our business will be adversely affected.
We have experienced significant member growth over the past several years. Our ability to continue to attract members will depend in part on our ability to consistently provide our members with a valuable and quality experience for selecting and viewing TV shows and movies. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain members. Competitors include multichannel video programming distributors providing free on demand content through authenticated Internet applications, Internet-based movie and TV content providers, including both those that provide legal and illegal (or pirated) entertainment video content, DVD rental outlets and kiosk services and entertainment video retail stores. If consumers do not perceive our service offering to be of value, or if we introduce new or adjust existing features or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members. In addition, many of our members are rejoining our service or originate from word-of-mouth advertising from existing members. If our efforts to satisfy our existing members are not successful, we may not be able to attract members, and as a result, our ability to maintain and/or grow our business will be adversely affected. Members cancel our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new members both to replace members who cancel and to grow our business beyond our current member base. If too many of our members cancel our service, or if we are unable to attract new members in numbers sufficient to grow our business, our operating results will be adversely affected. If we are unable to successfully compete with current and new competitors in both retaining our existing members and attracting new members, our business will be adversely affected. Further, if excessive numbers of members cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these members with new members.
If we are unable to compete effectively, our business will be adversely affected.
The market for entertainment video is intensely competitive and subject to rapid change. New technologies and evolving business models for delivery of entertainment video continue to develop at a fast pace. The growth of Internet-connected devices, including TVs, computers and mobile devices has increased the consumer acceptance of Internet delivery of entertainment video. Through these new and existing distribution channels, consumers are afforded various means for consuming entertainment video. The various economic models underlying these differing means of entertainment video delivery include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Several competitors have longer operating histories, large customer bases, strong brand recognition and significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to technology, fulfillment, and marketing. New entrants may enter the market with unique service offerings or approaches to providing entertainment video and other companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully or profitably compete with current and new competitors, programs and technologies, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

The long-term and fixed cost nature of our content licenses may limit our operating flexibility and could adversely affect our liquidity and results of operation.
In connection with obtaining streaming content, we typically enter into multi-year licenses with studios and other content providers, the payment terms of which are not tied to member usage or the size of our member base (“fixed cost”) but which may be tied to such factors as titles licensed and/or theatrical exhibition receipts. Such commitments are included in the Contractual Obligations section of Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations. Given the multiple-year duration and largely fixed cost nature of content licenses, if member acquisition and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for streaming licenses, especially programming that is initially available in the applicable territory on our service (“original programming”) or that is considered output content, will typically require more up-front cash payments than other licensing agreements. To the extent member and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content licensing commitments and accelerated payment requirements of certain licenses. In addition, the long-term and fixed cost nature of our content licenses may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. As we expand internationally, we must license content in advance of entering into a new geographical market. If we license content that is not favorably received by consumers in the applicable territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our content licenses, we may not be able to adjust our content offering quickly and our results of operation may be adversely impacted.
If we are not able to manage change and growth, our business could be adversely affected.
We are expanding our operations internationally, scaling our streaming service to effectively and reliably handle anticipated growth in both members and features related to our service, as well as continuing to operate our DVD service within the U.S. As we expand internationally, we are managing our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and Internet video, as well as differing legal and regulatory environments. As we scale our streaming service, we are developing technology and utilizing third-party Internet-based or “cloud” computing services. If we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices related to our streaming operations, our business may be adversely affected.
If our efforts to build strong brand identity and improve member satisfaction and loyalty are not successful, we may not be able to attract or retain members, and our operating results may be adversely affected.
We must continue to build and maintain strong brand identity. We believe that strong brand identity will be important in attracting and retaining members who have a number of choices from which to obtain entertainment video. To build a strong brand we believe we must continue to offer content and service features that our members value and enjoy. We also believe that these must be coupled with effective consumer communications, such as marketing, customer service and public relations. If our efforts to promote and maintain our brand are not successful, our ability to attract and retain members may be adversely affected. Such a result, coupled with the increasingly long-term and fixed cost nature of our content acquisition licenses, may adversely affect our operating results.
With respect to our expansion into international markets, we will also need to establish our brand and to the extent we are not successful, our business in new markets may be adversely impacted.
Changes in our member acquisition sources could adversely affect our marketing expenses and member levels may be adversely affected.
We utilize a broad mix of marketing and public relations programs, including social media sites such as Facebook and Twitter, to promote our service to potential new members. We may limit or discontinue use or support of certain marketing sources or activities if advertising rates increase or if we become concerned that members or potential members deem certain marketing practices intrusive or damaging to our brand. If the available marketing channels are curtailed, our ability to attract new members may be adversely affected.
If companies that currently promote our service decide that we are negatively impacting their business, that they want to compete more directly with our business or enter a similar business or decide to exclusively support our competitors, we may no longer be given access to such marketing channels. We also acquire a number of members who rejoin our service having previously cancelled their membership. If we are unable to maintain or replace our sources of members with similarly effective sources, or if the cost of our existing sources increases, our member levels and marketing expenses may be adversely affected
We face risks, such as unforeseen costs and potential liability in connection with content we produce, license and/or distribute through our service.
As a distributor of content, we face potential liability for negligence, copyright, or trademark infringement or other claims based on the nature and content of materials that we produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials and features on our website such as member reviews. As we expand our original programming, we will become responsible for production costs and other expenses, such as ongoing guild payments. We will also take on risks associated with the production, such as completion and key talent risk. To the extent we do not accurately anticipate costs or mitigate risks, or if we become liable for content we produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations. We cannot assure that we are indemnified to cover claims or costs of these types and we may not have insurance coverage for these types of claims.

If studios, content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.
Our ability to provide our members with content they can watch instantly depends on studios, content providers and other rights holders licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such licenses vary. If the studios, content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to stream content to our members will be adversely affected and/or our costs could increase. Many of the licenses for content provide for the studios or other content providers to withdraw content from our service relatively quickly. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we may see the cost of programming increase. As we seek to differentiate our service, we are increasingly focused on securing certain exclusive rights when obtaining content, including original content. We are also focused on programming an overall mix of content that delights our members in a cost efficient manner. Within this context, we are selective about the titles we add and renew to our service. If we do not maintain a compelling mix of content, our member acquisition and retention may be adversely affected.
Music contained within content we distribute may require us to obtain licenses for such distribution. In this regard, we engage in negotiations with performing rights organizations and collection societies (“PROs”) that hold certain rights to music interests when "publicly performed" or “communicated to the public” in connection with streaming content into various territories. If we are unable to reach mutually acceptable terms with these organizations, we could become involved in litigation and/or could be enjoined from distributing certain content, which could adversely impact our business. Additionally, pending and ongoing litigation as well as negotiations between certain PROs and other third parties in various territories could adversely impact our negotiations with PROs, or result in music publishers represented by certain PROs to unilaterally withdraw rights, and thereby adversely impact our ability to reach licensing agreements reasonably acceptable to us. Failure to reach such licensing agreements could expose us to potential liability for copyright infringement or otherwise increase our costs.
We rely upon a number of partners to offer instant streaming of content from Netflix to various devices.
We currently offer members the ability to receive streaming content through a host of Internet-connected devices, including TVs, digital video players, game consoles and mobile devices. We intend to continue to broaden our capability to instantly stream TV shows and movies to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments to our streaming content, our ability to grow our business could be adversely impacted. Our agreements with our consumer electronics partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities other than Netflix and while these entities should be responsible for the devices' performance, the connection between these devices and Netflix may nonetheless result in consumer dissatisfaction toward Netflix and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices. If partners do not update or otherwise modify their devices, our service and our members' use and enjoyment could be negatively impacted.
Any significant disruption in our computer systems or those of third parties that we utilize in our operations could result in a loss or degradation of service and could adversely impact our business.
Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm these systems. Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver streaming content or fulfill DVD selections. From time to time, we experience service interruptions and have voluntarily provided affected members with a credit during periods of extended outage. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our membership service to existing and potential members.
Our servers and those of third parties we use in our operations are vulnerable to computer viruses, physical or electronic break-ins and similar disruptions and periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any attempt by hackers to disrupt our service or otherwise access our systems, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and to date hackers have not had a material impact on our service or systems however this is no assurance that hackers may not be successful in the future. Our insurance does not cover expenses related to such disruptions or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of members and adversely affect our business and results of operation.
We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party Web hosting provider. In addition, we utilize third-party Internet-based or “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks to help us stream TV shows and movies in high volume to Netflix members over the Internet. Problems faced by us or our third-party Web hosting, "cloud" computing, or content delivery network providers, including technological or business-related disruptions, could adversely impact the experience of our members.
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
If we experience difficulties with the operation and implementation of Open Connect, our single-purpose Netflix content delivery network (“CDN”), our business and results of operation could be adversely impacted.
We have built and deployed a single-purpose Netflix content delivery network that we call Open Connect. Given our size and growth, we believe it makes economic sense to have our own specialized CDN. We will continue to work with commercial CDN partners, but we believe that the vast majority of our streaming bits will ultimately be served by Open Connect. To the extent Internet Service Providers ("ISPs") do not interconnect with Open Connect or if we experience difficulties in operating the Open Connect CDN service, our ability to efficiently and effectively deliver our streaming content to our members could be adversely impacted and our business and results of operation could be adversely affected. Failure to implement Open Connect could require us to engage third-party solutions to deliver our content to ISPs, which could increase our costs and negatively affect our operating results.
If we are unable to effectively utilize our recommendation and merchandising technology or develop user interfaces that maintain or increase member engagement with our service, our business may suffer.
Our proprietary recommendation and merchandising technology enables us to predict and recommend titles and effectively merchandise our library to our members. We also develop, test and implement various user interfaces across multiple devices, in an effort to maintain and increase member engagement with our service.
We are continually refining our recommendation and merchandising technology as well as our various user interfaces in an effort to improve the predictive accuracy of our TV show and movie recommendations and the usefulness of and engagement with our service by our members. We may experience difficulties in implementing refinements or other, third-party recommendation or merchandising technology or interfaces may become more popular with or useful to our members. In addition, we cannot assure that we will be able to continue to make and implement meaningful refinements to our recommendation technology.
If our recommendation and merchandising technology does not enable us to predict and recommend titles that our members will enjoy or if we are unable to implement meaningful improvements thereto or otherwise improve our user interfaces, our service may be less useful to our members. Such failures could lead to the following:

•	our member satisfaction may decrease, members may perceive our service to be of lower value and our ability to attract and retain members may be adversely affected; and

•	our ability to effectively merchandise and utilize our library will be adversely affected.

We rely heavily on our proprietary technology to stream TV shows and movies and to manage other aspects of our operations, and the failure of this technology to operate effectively could adversely affect our business.
We continually enhance or modify the technology used for our operations. We cannot be sure that any enhancements or other modifications we make to our operations will achieve the intended results or otherwise be of value to our members. Future enhancements and modifications to our technology could consume considerable resources. If we are unable to maintain and enhance our technology to manage the streaming of TV shows and movies to our members in a timely and efficient manner and/or the processing of DVDs among our shipping centers, our ability to retain existing members and to add new members may be impaired. In addition, if our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to retain existing members and to add new members may be impaired. Also, any harm to our members' personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.
If government regulations relating to the Internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses.
The adoption or modification of laws or regulations relating to the Internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.
The adoption of any laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting Internet neutrality, could decrease the demand for our service and increase our cost of doing business. For example, in late 2010, the Federal Communications Commission (FCC) adopted so-called net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks. Recently, the U.S. Court of Appeals for the District of Columbia struck down the FCC’s net neutrality rules and it is currently uncertain how the FCC will respond to this decision. To the extent network operators attempt to use this ruling to extract fees from us to deliver our traffic or otherwise engage in discriminatory practices, our business could be adversely impacted. As we expand internationally, government regulation concerning the Internet, and in particular, network neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.
We rely upon the ability of consumers to access our service through the Internet. To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our member acquisition and retention could be negatively impacted. Furthermore, to the extent network operators were to create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.
Most network operators that provide consumers with access to the Internet also provide these consumers with multichannel video programming. As such, many network operators have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. For example, Comcast exempted certain of its own Internet video traffic (e.g., Streampix videos to the Xbox 360) from a bandwidth cap that applies to all unaffiliated Internet video traffic (e.g., Netflix videos to the Xbox 360). While we believe that consumer demand, regulatory oversight and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our business could be negatively impacted. In international markets, especially in Latin America, these same incentives apply however, the consumer demand, regulatory oversight and competition may not be as strong as in our domestic market.
Privacy concerns could limit our ability to leverage our member data and our disclosure of member data could adversely impact our business and reputation.
In the ordinary course of business and in particular in connection with merchandising our service to our members, we collect and utilize data supplied by our members. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users' browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws, that limit our ability to use collected data, could have an adverse effect on our business. In addition, if we were to disclose data about our members in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results. As our business evolves and as we expand internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer information. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.
Our reputation and relationships with members would be harmed if our member data, particularly billing data, were to be accessed by unauthorized persons.
We maintain personal data regarding our members, including names and billing data. With respect to billing data, such as credit card numbers, we rely on licensed encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our members' data. Despite these measures, we, or our payment processing services, could experience an unauthorized intrusion into our members' data. In the event of such a breach, current and potential members may become unwilling to provide the information to us necessary for them to become members. Additionally, we could face legal claims for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. For these reasons, should an unauthorized intrusion into our members’ data occur, our business could be adversely affected.
Increases in payment processing fees, changes to operating rules, the acceptance of new types of payment methods or payment fraud could increase our operating expenses and adversely affect our business and results of operations.
Our members pay for our membership services predominately using credit and debit cards (together, "payment cards"). Our acceptance of these payment methods requires our payment of certain fees. From time to time, these fees may increase, either as a result of rate changes by the payment processing companies or as a result of a change in our business practices which increase the fees on a cost-per-transaction basis. Such increases may adversely affect our results of operations.
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
In addition, we do not obtain signatures from members in connection with their use of payment methods. To the extent we do not obtain members’ signatures, we may be liable for fraudulent payment transactions, even when the associated financial institution approves payment of the orders. From time to time, fraudulent payment methods are used to obtain service. While we do have certain safeguards in place, we nonetheless experience some fraudulent transactions. We do not currently carry insurance against the risk of fraudulent payment transactions. A failure to adequately control fraudulent payment transactions would harm our business and results of operations.
If the market segment for online subscription-based entertainment video saturates, our business will be adversely affected.
The market segment for online subscription-based entertainment video has grown significantly. Much of the increasing growth can be attributed to the ability of our members to stream TV shows and movies on their TVs, computers and mobile devices. As we face more competition in our market segment, our rate of growth relative to overall growth in the segment may decline. Further, a decline in our rate of growth could indicate that the market segment for online subscription-based entertainment video is beginning to saturate. While we believe that this segment will continue to grow for the foreseeable future, if this market segment were to saturate, our business would be adversely affected.
If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings. We have filed and we expect to file from time to time for trademark and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any patents or trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our patents, trademarks and other proprietary rights, and we may not be able to prevent infringement or misappropriation without substantial expense to us. If the protection of our proprietary rights is inadequate to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to members and potential members may become confused in the marketplace, and our ability to attract members may be adversely affected.
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
Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from and incremental to those in the U.S. In addition to the risks that we face in the U.S., our international operations involve risks that could adversely affect our business, including:

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

•
adverse tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes such as value-added tax or other indirect taxes, such as ISS, PIS, COFINS and CIDE in Brazil, changes in tax laws or their interpretations, or the application of judgment in determining our global provision for income taxes and other tax liabilities given inter-company transactions and calculations where the ultimate tax determination is uncertain;

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
As of December 31, 2013, we had $500 million in 5.375% senior notes. Risks relating to our long-term indebtedness include:

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
We plan to obtain approximately $400 million in long term debt in the first quarter of 2014 and it is possible that we may incur additional indebtedness in the future in the ordinary course of business. If new debt is added to current debt levels, the risks described above could intensify.
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
If memberships to our Domestic DVD segment decline faster than anticipated, our business could be adversely affected.

The number of memberships to our DVD-by-mail offering is declining, and we anticipate that this decline will continue. We believe, however, that the domestic DVD business will continue to generate significant contribution profit for our business. The contribution profit generated by our domestic DVD business will help provide capital resources to fund losses arising from our growth internationally. To the extent that the rate of decline in our DVD-by-mail business is greater than we anticipate, our business could be adversely affected. We do not anticipate increasing resources to our DVD operations and the technology used in its operations will not be meaningfully improved. To the extent that we experience service interruptions or other degradations in our DVD-by-mail service, members' satisfaction could be negatively impacted and we could experience an increase in DVD-by-mail member cancellations, which could adversely impact our business.
Changes in U.S. Postal rates or operations could adversely impact our operating results and member satisfaction.
We rely exclusively on the U.S. Postal Service to deliver DVDs from our shipping centers and to return DVDs to us from our members. Increases in postage delivery rates, including those resulting from changes to policies on the requirements of first class mail such as size, weight or machinability, could adversely affect our Domestic DVD segment's contribution profit. If the U.S. Postal Service were to implement other changes to improve its financial position, such as closing mail processing facilities or service reductions, such changes could lead to a decrease in customer satisfaction and our Domestic DVD segment's contribution profit could be adversely affected.

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
Given the dynamic nature of our business, the current uncertain economic climate and the inherent limitations in predicting the future, forecasts of our revenues, contribution margins, net income and, number of total and paid member additions and other financial and operating data may differ materially from actual results. Such discrepancies could cause a decline in the trading price of our common stock.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We do not own any real estate. The following table sets forth the location, approximate square footage, lease expiration and the primary use of each of our principal properties:

Location	Estimated Square Footage	Lease Expiration Date	Primary Use
Los Gatos, California	250,000	March 2018	Global streaming corporate office, general and administrative, marketing and technology and development
Beverly Hills, California	79,000	August 2018	Global content acquisition, marketing and general and administrative
Santa Clara, California	23,000	October 2016	Global streaming customer service center
Columbus, Ohio	90,000	August 2016	Domestic DVD receiving and storage center, processing and shipping center for the Columbus area
Fremont, California	57,000	March 2019	Domestic DVD corporate office, general and administrative and technology and development
Hillsboro, Oregon	49,000	April 2016	Domestic streaming and Domestic DVD customer service center
We operate a nationwide network of distribution centers for our Domestic DVD segment that serve major metropolitan areas throughout the U.S. These fulfillment centers are under lease agreements that expire at various dates through January 2017. We also operate data centers in a leased third-party facility in Santa Clara, California.
In the third quarter of 2013, the Company entered into lease agreements to expand its Los Gatos, California headquarters by 263,000 square feet, not reflected in the table above, with 124 month lease terms commencing after construction of the facilities, which is expected in 2015.
We believe that our current space will be adequate or that additional space will be available on commercially reasonable terms for the foreseeable future.

Item 3.	Legal Proceedings
Information with respect to this item may be found in Note 6 of Item 8, Financial Statements and Supplementary Data, under the caption "Legal Proceedings" which information is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “NFLX”. The following table sets forth the intraday high and low sales prices per share of our common stock for the periods indicated, as reported by the NASDAQ Global Select Market.

	2013		2012
	High	Low	High	Low
First quarter	$197.62	$90.69	$133.43	$70.13
Second quarter	248.85	159.00	114.80	60.70
Third quarter	320.39	212.00	86.65	52.81
Fourth quarter	389.16	282.80	97.80	54.34
Holders
As of January 30, 2014, there were approximately 215 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.
Dividends
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
The following graph compares, for the five year period ended December 31, 2013, the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the S&P North American Technology Internet Index. The Company was added to the S&P 500 Index on December 18, 2010. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2008, December 31, 2009, December 31, 2010, December 31, 2011, December 31, 2012 and December 31, 2013. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the S&P North American Technology Internet Index, respectively, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6.	Selected Financial Data
The following selected consolidated financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.
Consolidated Statements of Operations:

	Year ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share data)
Revenues	$4,374,562	$3,609,282	$3,204,577	$2,162,625	$1,670,269
Cost of revenues	3,083,256	2,625,866	2,039,901	1,357,355	1,079,271
Operating income	228,347	49,992	376,068	283,641	191,939
Net income	112,403	17,152	226,126	160,853	115,860
Earnings per share:
Basic	$1.93	$0.31	$4.28	$3.06	$2.05
Diluted	$1.85	$0.29	$4.16	$2.96	$1.98
Weighted-average common shares outstanding:
Basic	58,198	55,521	52,847	52,529	56,560
Diluted	60,761	58,904	54,369	54,304	58,416

Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2013	2012 (1)	2011	2010	2009
	(in thousands)
Net cash provided by operating activities	$97,831	$21,586	$317,712	$276,401	$325,063
Free cash flow (2)	(16,300)	(58,151)	186,550	131,007	97,122

(1)	Certain amounts in prior periods have been revised. See Note 2 to Item 8, Financial Statements and Supplementary Data.

(2)	See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “free cash flow” to “net cash provided by operating activities.”
Consolidated Balance Sheets:

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Cash, cash equivalents and short-term investments	$1,200,405	$748,078	$797,811	$350,387	$320,242
Total content library, net	3,797,492	2,874,170	1,966,643	361,979	146,139
Working capital	904,560	564,865	605,802	248,652	183,577
Total assets	5,412,563	3,967,890	3,069,196	982,067	679,734
Long-term debt	500,000	200,000	200,000	200,000	200,000
Long-term debt due to related party	—	200,000	200,000	—	—
Non-current content liabilities	1,345,590	1,076,622	739,628	48,179	2,227
Total stockholders’ equity	1,333,561	744,673	642,810	290,164	199,143

Other Data:

	As of / Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Net consolidated streaming member additions during period	11,083	9,738	—	—	—
Total consolidated streaming members	44,350	33,267	23,529	—	—

Prior to certain changes to our pricing and plan structure in 2011, we did not separately track streaming memberships.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We are the world’s leading Internet television network with more than 44 million streaming members in over 40 countries enjoying more than one billion hours of TV shows and movies per month, including original series. Our members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the United States ("U.S."), our members can receive DVDs delivered quickly to their homes.
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
Our core strategy is to grow our streaming subscription business domestically and internationally. We are continuously improving our members' experience - expanding our streaming content, with a focus on programming an overall mix of content that delights our customers, enhancing our user interface and extending our streaming service to even more Internet-connected devices while staying within the parameters of our consolidated net income (loss) and operating segment contribution profit (loss) targets.

Results of Operations
The following represents our consolidated performance highlights:

	Year Ended December 31,			Change
	2013	2012	2011	2013 vs. 2012	2012 vs. 2011
	(in thousands)
Revenues	$4,374,562	$3,609,282	$3,204,577	21%	13%
Operating income	228,347	49,992	376,068	357%	(87)%
Net income	112,403	17,152	226,126	555%	(92)%
Free cash flow (1)	(16,300)	(58,151)	186,550	72%	NM

(1)	See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “free cash flow” to “net cash provided by operating activities.”
Consolidated revenues for 2013 increased as compared to prior years due to growth in international and domestic streaming memberships. Operating income and net income increased as compared to prior year by $178.4 million and $95.3 million, respectively, due to the increase in revenue, partially offset by an increase in the cost of revenues due to continued investments in existing and new streaming content.
Free cash flow was $128.7 million lower than net income for the year ended December 31, 2013. The excess of net income over free cash flow has increased from $75.3 million and $39.6 million in the years ended December 31, 2012 and 2011, respectively. The increases are primarily the result of increased investments in original content or content that is licensed in an earlier window through an output arrangement which will typically, depending upon the terms, require more up-front cash payments relative to the expense.

The following represents the key elements to our segment results of operations:

•
We define contribution profit as revenues less cost of revenues and marketing expenses. We believe this is an important measure of our operating segment performance as it represents each segment's performance before discrete global corporate costs.

•
For the Domestic and International streaming segments, content licensing expenses, which include the amortization of the streaming content library and other expenses associated with the licensing of streaming content, represent the vast majority of cost of revenues. Streaming content rights are generally specific to a geographic region and accordingly our international expansion will require us to obtain additional streaming content licenses to support new international markets. Other cost of revenues such as content delivery expenses, customer service and payment processing fees are lower as a percentage of total cost of revenues as compared to content licensing expenses. We utilize both our own and third-party content delivery networks to help us efficiently stream a high volume of content to our members over the Internet. Content delivery expenses, therefore, also include equipment costs related to our streaming content delivery network ("Open Connect") and all third-party costs associated with delivering streaming content over the Internet. Cost of revenues in the Domestic DVD segment consists primarily of content delivery, expenses related to the acquisition of content, including amortization of DVD content library and revenue sharing expenses, and other expenses associated with our DVD processing and customer service centers. Content delivery expenses for the Domestic DVD segment consist of the postage costs to mail DVDs to and from our paying members and the packaging and label costs for the mailers.

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and payments made to our affiliates and consumer electronics partners. Advertising expenses include promotional activities such as television and online advertising. Payments to our affiliates and device partners include fixed fee and /or revenue sharing payments. Marketing costs are primarily incurred by our Domestic and International streaming segments given our focus on building consumer awareness of the streaming offerings. Marketing expenses incurred by our International streaming segment have been significant and will fluctuate dependent upon the number of International territories in which our streaming service is offered and the timing of the launch of new territories. Marketing costs are immaterial for the Domestic DVD segment.

•
We have demonstrated our ability to grow contribution margin as evidenced by the increase in contribution margin from 12% when we first began separately reporting Domestic streaming results in the fourth quarter of 2011 to 23% in the fourth quarter of 2013. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment. Investments in content and marketing associated with the International streaming segment will continue to fluctuate dependent upon the number of International territories in which our streaming service is offered and the timing of the launch of new territories.

•	As we grow our streaming segments, we continue to shift spending away from the Domestic DVD segment to invest more in streaming content and marketing for our streaming services.

2013 Segment Results

Domestic Streaming Segment

	As of/ Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Members:
Net additions	6,274	5,475	15%
Members at end of period	33,420	27,146	23%
Paid members at end of period	31,712	25,471	25%

Contribution profit:
Revenues	$2,751,375	$2,184,868	26%
Cost of revenues	1,849,154	1,558,864	19%
Marketing	279,454	256,995	9%
Contribution profit	622,767	369,009	69%
Contribution margin	23%	17%
In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content offered through a membership plan. Our Domestic streaming membership plans are priced primarily at $7.99 per month. In 2013, we introduced membership plans priced at $11.99 per month under which members can stream content on up to four devices concurrently. New member additions and revenue related to $11.99 membership plans were not material for the year ended December 31, 2013. The $566.5 million increase in our domestic streaming revenues was due to the 26% growth in the average number of paid memberships.

The $290.3 million increase in domestic streaming cost of revenues was primarily due to the $226.3 million increase in content licensing expenses resulting from continued investments in existing and new streaming content including more exclusive and original programming. In addition, content delivery expenses increased by $31.0 million and other costs, such as payment processing fees and customer service call centers, increased $33.0 million due to our growing member base.
Marketing expenses increased $22.5 million primarily due to an increase in advertising partially offset by a decrease in payments to affiliates in the U.S.
Our Domestic streaming segment had a contribution margin of 23% for the year ended December 31, 2013, which increased as compared to the contribution margin of 17% for the year ended December 31, 2012, as a result of growing memberships and revenue faster than content and marketing spending.

International Streaming Segment

	As of/ Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Members:
Net additions	4,809	4,263	13%
Members at end of period	10,930	6,121	79%
Paid members at end of period	9,722	4,892	99%

Contribution loss:
Revenues	$712,390	$287,542	148%
Cost of revenues	774,753	475,570	63%
Marketing	211,969	201,115	5%
Contribution loss	(274,332)	(389,143)	(30)%
Contribution margin	(39)%	(135)%
In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content offered through a membership plan priced at the equivalent of USD $7 to $14 per month. We launched our streaming service in Canada in September 2010 and have continuously expanded our services internationally with launches in Latin America in September 2011, the U.K. and Ireland in January 2012, Finland, Denmark, Sweden and Norway in October 2012 and most recently the Netherlands in September 2013. We plan to continue to expand our services internationally and expect a substantial European expansion in 2014.
The $424.8 million increase in our international revenues was primarily due to the 134% growth in the average number of paid international memberships. International streaming memberships account for 25% of total streaming memberships at the end of 2013.
The $299.2 million increase in international cost of revenues was primarily due to a $272.0 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content including content to support the launch of our service in the Nordics (launched in the fourth quarter of 2012) and the Netherlands (launched in the third quarter of 2013). Other costs increased $27.2 million due to increases in our content delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses for the year ended December 31, 2013 increased $10.9 million as compared to the year ended December 31, 2012 due to our expansion in the Nordics and the Netherlands offset partially by a decrease in spending in other territories.
International contribution losses improved $114.8 million year over year, as a result of growing memberships and revenues faster than content and marketing spending. Our International streaming segment does not benefit from the established member base that exists for the Domestic segments. As a result of having to build a member base from zero, investments in streaming content and marketing programs for our International segment are larger initially relative to revenues, in particular as new territories are launched. The contribution losses for our International segment have been significant due to investments in streaming content and marketing programs to drive membership growth and viewing in our international markets.

Domestic DVD Segment

	As of/ Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Members:
Net losses	(1,294)	(2,941)	(56)%
Members at end of period	6,930	8,224	(16)%
Paid members at end of period	6,765	8,049	(16)%

Contribution profit:
Revenues	$910,797	$1,136,872	(20)%
Cost of revenues	459,349	591,432	(22)%
Marketing	12,466	7,290	71%
Contribution profit	438,982	538,150	(18)%
Contribution margin	48%	47%
In the Domestic DVD segment, we derive revenues from our DVD-by-mail membership services. The price per plan for DVD-by-mail varies from $4.99 to $43.99 per month according to the plan chosen by the member. DVD-by-mail plans differ by the number of DVDs that a member may have out at any given point. Members electing access to high definition Blu-ray discs in addition to standard definition DVDs pay a surcharge ranging from $2 to $4 per month for our most popular plans.
The $226.1 million decrease in our domestic DVD revenues was due to a 20% decrease in the average number of paid memberships.
The $132.1 million decrease in domestic DVD cost of revenues was primarily due to a $63.2 million decrease in content acquisition expenses and a $47.7 million decrease in content delivery expenses resulting from a 21% decrease in the number of DVDs mailed to paying members. The decrease in shipments was driven by a decline in the number of DVD memberships. Other costs, primarily those associated with content processing and customer service center expenses, decreased $21.2 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment had a contribution margin of 48% for the year ended December 31, 2013, and was relatively flat as compared to the year ended December 31, 2012.

2012 Segment Results

Domestic Segments

	As of /Year Ended December 31,		Change
	2012	2011	2012 vs. 2011
	(in thousands, except percentages)
Members:
Domestic Streaming
Members at end of period	27,146	21,671	25%
Paid members at end of period	25,471	20,153	26%

Domestic DVD
Members at end of period	8,224	11,165	(26)%
Paid members at end of period	8,049	11,039	(27)%

Unique Domestic
Net additions	4,973	4,894	2%
Members at end of period	29,368	24,395	20%
Paid members at end of period	27,613	22,858	21%

Contribution Profit:
Revenues	$3,321,740	$3,121,727	6%
Cost of revenues	2,150,296	1,932,419	11%
Marketing	264,285	302,752	(13)%
Contribution profit	907,159	886,556	2%
Contribution margin	27%	28%
Prior to July 2011, in the U.S., our streaming and DVDs-by-mail operations were combined and members could receive both streaming content and DVDs under a single “hybrid” plan. In July 2011, we introduced DVD only plans and separated the combined plans, making it necessary for members who wish to receive both streaming services and DVDs-by-mail to have two separate membership plans. As members were able to receive both streaming and DVDs-by-mail under a single hybrid plan prior to the fourth quarter of 2011, it is impracticable to allocate revenues and expenses to the Domestic streaming and Domestic DVD segments prior to the fourth quarter of 2011.
The $200.0 million increase in our domestic revenues in 2012 as compared to 2011 was primarily due to the 15% growth in the domestic average number of unique paying members driven by new streaming memberships. This increase was offset in part by an 8% decline in domestic average monthly revenue per unique paying member, resulting from the decline in DVD memberships.
The $217.9 million increase in domestic cost of revenues in 2012 as compared to 2011 was primarily due to a $397.7 million increase in content licensing expenses. This increase was primarily attributable to continued investments in existing and new streaming content. Content delivery expenses decreased by $162.0 million primarily due to a 41% decrease in the number of DVDs mailed to paying members driven by a decline in the number of DVD memberships. Other costs associated with content processing and customer service center expenses decreased by $13.9 million primarily due to a decrease in hub operation expenses resulting from the declines in DVD shipments, offset partially by increases in customer service center expenses to support our growth in domestic memberships.
Marketing expenses decreased $38.5 million in 2012 as compared to 2011 primarily due to a decrease in marketing program spending in television, radio and direct mail advertising partially offset by increases in online advertising.
The Domestic segment had a contribution margin of 27% for the year ended December 31, 2012, and is relatively flat as compared to December 31, 2011.

International Streaming Segment

	As of /Year Ended December 31,		Change
	2012	2011	2012 vs. 2011
	(in thousands, except percentages)
Members:
Net additions	4,263	1,349	216%
Members at end of period	6,121	1,858	229%
Paid members at end of period	4,892	1,447	238%

Contribution profit:
Revenues	$287,542	$82,850	247%
Cost of revenues	475,570	107,482	342%
Marketing	201,115	78,517	156%
Contribution loss	(389,143)	(103,149)	277%
The $204.7 million increase in our international revenues in 2012 as compared to 2011 was primarily due to the 260% growth in the international average number of unique paying members driven by a full year of service offering in Latin America as well as our launches in the U.K. and Ireland and Nordic regions. International streaming memberships account for 18% of total streaming memberships at the end of 2012.
International cost of revenues increased by $368.1 million in 2012 as compared to 2011 primarily due to a $347.5 million increase in content licensing costs resulting from the continued investments in streaming content available for viewing in Canada and Latin America and to support our launches in the U.K. and Ireland and Nordic regions.
International marketing expenses increased $122.6 million in 2012 as compared to 2011 primarily due to increases in marketing program spending online and in television and radio advertising to support our launches in the U.K. and Ireland and Nordic regions.

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

	Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Technology and development	$378,769	$329,008	15%
As a percentage of revenues	9%	9%
The $49.8 million increase in technology and development expenses was primarily the result of a $42.8 million increase in personnel-related costs. These increases are primarily due to increases in employee compensation as well as an 8% growth in average headcount supporting continued improvements in our streaming service and international expansion.

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

	Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
General and administrative	$180,301	$139,016	30%
As a percentage of revenues	4%	4%
General and administrative expenses increased $41.3 million primarily due to a $22.0 million increase in personnel related costs resulting from a 31% increase in average headcount to support our growth. In addition, expenses related to the use of outside and professional services, taxes and insurance increased $8.9 million. The increase in expenses was further impacted by an $8.0 million decrease in the gain on the disposal of DVDs.

	Year Ended December 31,		Change
	2012	2011	2012 vs. 2011
	(in thousands, except percentages)
General and administrative	$139,016	$148,306	(6)%
As a percentage of revenues	4%	5%
The $9.3 million decrease in general and administrative expenses was primarily attributable to a $9.0 million expense in 2011 related to the settlement of a legal claim related to our compliance with the Video Privacy Protection Act, a $5.8 million increase in the gain on sale of previously viewed DVDs, and an $8.6 million decrease in miscellaneous expenses related to the use of outside and professional services, taxes, insurance costs and to costs associated with various legal claims against us. These decreases were partially offset by an increase in personnel-related costs of $14.1 million attributed to an 8% increase in average headcount.
Interest Expense
Interest expense consists primarily of the interest associated with outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.

	Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Interest expense	$(29,142)	$(19,986)	46%
As a percentage of revenues	1%	1%
Interest expense for the year ended December 31, 2013 consists primarily of $26.1 million of interest on our notes. The increase in interest expense for the year ended December 31, 2013 as compared the year ended December 31, 2012 is due to the higher aggregate principal of interest bearing notes outstanding, partially offset by the lower interest rate.

	Year Ended December 31,		Change
	2012	2011	2012 vs. 2011
	(in thousands, except percentages)
Interest expense	$(19,986)	$(20,025)	—%
As a percentage of revenues	1%	1%
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

	Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Interest and other income (expense)	$(3,002)	$474	(733)%
As a percentage of revenues	NM	NM
Interest and other income (expense) decreased due to increased foreign exchange losses on foreign currency denominated balances. The foreign exchange losses were $8.4 million and $4.0 million for the years ended December 31, 2013 and 2012, respectively.

	Year Ended December 31,		Change
	2012	2011	2012 vs. 2011
	(in thousands, except percentages)
Interest and other income (expense)	$474	$3,479	(86)%
As a percentage of revenues	NM	NM
Interest and other income (expense) decreased due to increased foreign exchange losses on foreign currency denominated balances. The foreign exchange loss was $4.0 million for the year ended December 31, 2012 and were immaterial for the year ended December 31, 2011.
Extinguishment of Debt
In connection with the redemption of the outstanding $200.0 million aggregate principal amount of the 8.50% Notes, we recognized a loss on extinguishment of debt of $25.1 million in the year ended December 31, 2013, which consisted of expenses associated with the redemption, including a $19.4 million premium payment pursuant to the make-whole provision in the indenture governing the 8.50% Notes.
Provision for Income Taxes

	Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Provision for income taxes	$58,671	$13,328	340%
Effective tax rate	34%	44%
In 2013, the difference between our effective tax rate and the federal statutory rate of 35% was $1.2 million primarily due to the Federal and California research and development ("R&D") credits partially offset by state income taxes and nondeductible expenses. The decrease in our effective tax rate for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily attributable to the retroactive reinstatement of the 2012 Federal R&D credit in January 2013.
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
In 2012, the difference between our effective tax rate and the federal statutory rate of 35% was $2.7 million primarily due to state income taxes and nondeductible expenses partially offset by the California R&D credit. The increase in our effective tax rate for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily attributable to the expiration of the Federal R&D credit on December 31, 2011.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments were $1,200.4 million and $748.1 million at December 31, 2013 and 2012, respectively. In February 2013, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "5.375% Notes"). We used approximately $224.5 million of the net proceeds to redeem our outstanding 8.50% Notes, including a $19.4 million make-whole premium and $5.1 million of accrued and unpaid interest. In November 2011, we issued $200.0 million of Senior Convertible Notes and raised an additional $200.0 million through a public offering of common stock. The Senior Convertible Notes consisted of $200.0 million aggregate principal amount due on December 1, 2018 and did not bear interest. In April 2013, we exercised our option to cause the conversion of the Convertible Notes into shares of our common stock. See Note 5 of Item 8, Financial Statements and Supplementary Data for additional information.
Our primary uses of cash include licensing of content, content delivery, marketing programs and payroll. We expect to continue to make significant investments to license streaming content both domestically and internationally and will continue to expand our investments in original content. In 2014, we expect to substantially increase our investment in original content (though still representing less than 10% of our overall global content expense). Original content or content that is licensed in an earlier window through an output arrangement will typically, depending upon the terms, require more up-front cash payments relative to the expense and, therefore, future investments could impact our liquidity and result in a use of operating cash.
We expect to significantly increase our investments in international expansion, including substantial expansion in Europe in 2014, and in original content. As a result, and to take advantage of the current favorable interest rate environment, we plan to obtain approximately $400 million in long term debt in the first quarter of 2014. Our ability to obtain this, or any additional financing that we may choose to or need to obtain, will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
As of December 31, 2013, $55.8 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the amount associated with undistributed earnings for certain foreign subsidiaries. See Note 10 of Item 8, Financial Statements and Supplementary Data for additional information.
On June 11, 2010, we announced that our Board of Directors authorized a stock repurchase program allowing us to repurchase $300.0 million of our common stock through the end of 2012. Under this plan, we repurchased $259.0 million. At December 31, 2012, this authorization expired and the remaining $41.0 million was not used.
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
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expenses, non-cash stock-based compensation expense and other working capital differences which include deferred revenue, taxes and semi-annual interest payments on outstanding debt. Our receivables from members settle quickly and deferred revenue is a source of cash flow. For streaming content, we typically enter into multi-year licenses with various content providers that may result in an increase in content library and a corresponding increase in liabilities on the Consolidated Balance Sheets. The payment terms for these license fees may extend over the term of the license agreements, which typically range from six months to five years.

	Year Ended December 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$97,831	$21,586
Net cash used in investing activities	(255,968)	(244,740)
Net cash provided by financing activities	476,264	5,589

Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	97,831	21,586
Acquisition of DVD content library	(65,927)	(48,275)
Purchases of property and equipment	(54,143)	(40,278)
Other assets	5,939	8,816
Non-GAAP free cash flow	$(16,300)	$(58,151)
Cash provided by operating activities increased $76.2 million, primarily due to an increase in revenues of $765.3 million or 21%. This increase was partially offset by increased payments for content acquisition and licensing other than DVD library of $502.6 million or 24% as well as increased payments associated with higher operating expenses. Operating activities were further impacted by increased payments for streaming content delivery, payment processing fees and customer service call centers due to our growing member base.
Cash used in investing activities increased $11.2 million, primarily due to an increase of $17.7 million in the acquisition of DVD content library and a $13.9 million increase in the purchase of property and equipment primarily due to investments in our streaming content delivery network. Cash outflow was offset by a $23.2 million increase in the proceeds from sales and maturities of short-term investments, net of purchases.
Cash provided by financing activities increased $470.7 million. In the first quarter of 2013, we issued $500.0 million of 5.375% Notes, with net proceeds of $490.6 million after payment of debt issuance costs. This was offset by the $219.4 million redemption of our 8.50% Senior Notes. Financing activities were further impacted by $197.6 million of increased cash flows provided by stock option exercises.
Free cash flow was $128.7 million lower than net income for the year ended December 31, 2013 primarily due to $230.4 million of content cash payments over expense, $29.4 million of tax impacts and $13.4 million non-favorable other working capital differences. This was partially offset by $73.1 million non-cash stock-based compensation expense, $46.3 million in deferred revenue and $25.1 million loss on debt extinguishment, the cash impact of which is a financing activity and therefore not included in free cash flow.
Free cash flow was $75.3 million lower than net income for the year ended December 31, 2012 primarily due to $145.2 million of content cash payments over expense and $4.0 million non-favorable other working capital differences partially offset by $73.9 million non-cash stock-based compensation expense.

	Year Ended December 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$21,586	$317,712
Net cash used in investing activities	(244,740)	(265,814)
Net cash provided by financing activities	5,589	261,656

Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	21,586	317,712
Acquisition of DVD content library	(48,275)	(85,154)
Purchases of property and equipment	(40,278)	(49,682)
Other assets	8,816	3,674
Non-GAAP free cash flow	$(58,151)	$186,550

Cash provided by operating activities decreased $296.1 million, primarily due to increased payments for content acquisition and licensing other than DVD library of $779.5 million or 59%, partially offset by an increase in subscription revenues of $404.7 million or 13%.

Cash used in investing activities decreased $21.1 million primarily due a $36.9 million decrease in the acquisition of DVD content library and a $9.4 million decrease in the purchase of property and equipment due to a decrease in purchases of automation equipment for our various shipping centers. These decreases were partially offset by a $30.4 million increase in the purchases, net of proceeds from sales and maturities, of short-term investments.
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
Free cash flow was $39.6 million lower than net income for the year ended December 31, 2011 primarily due to $147.7 million of content cash payments over expense partially offset by $61.6 million non-cash stock-based compensation expense and $46.5 million favorable other working capital differences.
Contractual Obligations
For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of December 31, 2013. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2013:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$7,252,161	$2,972,325	$3,266,907	$929,645	$83,284
5.375% Notes (2)	699,323	26,875	53,750	53,750	564,948
Lease obligations (3)	201,422	25,101	52,710	37,432	86,179
Other purchase obligations (4)	214,838	113,134	101,704	—	—
Total	$8,367,744	$3,137,435	$3,475,071	$1,020,827	$734,411

(1)
At December 31, 2013, the Company had $7.3 billion of obligations comprised of $1.8 billion included in "Current content liabilities" and $1.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $4.2 billion of obligations that are not reflected on the Consolidated Balance Sheet.

At December 31, 2012, the Company had $5.6 billion of obligations comprised of $1.3 billion included in "Current content liabilities" and $1.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $3.2 billion of obligations that are not reflected on the Consolidated Balance Sheet.
A streaming content obligation is incurred at the time we sign a license agreement to obtain future titles. Once a title becomes available, a content liability is generally recorded on the Consolidated Balance Sheet. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and / or fees for which are not yet determinable as of the reporting date. Because the amount is not reasonably estimable, we do not include any estimated obligation for these future titles beyond the known minimum amount. However, the unknown obligations are expected to be significant and the expected timing of payments could range primarily from one year to more than five years.

(2)	Long-term debt obligations include our 5.375% Notes consisting of principal and interest payments. See Note 5 of Item 8, Financial Statements and Supplementary Data for further details.

(3)
Lease obligations include lease financing obligations of $12.1 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $68.1 million for facilities under non-cancelable operating leases with various expiration dates through 2019, and commitments of $121.2 million for facilities lease agreements entered into in the third quarter of 2013 to expand our Los Gatos headquarters to a nearby site. At the time we entered into these lease agreements we simultaneously terminated the previous agreement signed in the fourth quarter of 2012. The 124 month lease terms for the new leases will commence after the construction of the buildings is complete.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming content delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of December 31, 2013, we had gross unrecognized tax benefits of $68.2 million and an additional $3.9 million for gross interest and penalties classified as “Other non-current liabilities” on the Consolidated Balance Sheets. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.
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
Indemnifications
The information set forth under Note 7 of Item 8, Financial Statements and Supplementary Data under the caption “Guarantees—Indemnification Obligations” is incorporated herein by reference.
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

Streaming Content
We license rights to stream TV shows, movies, and original content to members for unlimited viewing. These licenses are for a fixed fee and specify license windows that generally range from six months to five years. Payment terms may extend over the license window, or may require more up-front payments as is typically the case for original content or content that is licensed in an earlier window through an output arrangement.
We capitalize the fee per title and record a corresponding liability at the gross amount of liabilities when the license period begins, the cost of the title is known and the title is accepted and available for streaming. The portion available for streaming within one year is recognized as “Current content library” and the remaining portion as “Non-current content library” on the Consolidated Balance sheets. The acquisition of streaming content licenses rights and the changes in related liabilities, are classified within cash used in operating activities on the Consolidated Statements of Cash Flows.

We amortize the content library in “Cost of revenues” on a straight line or on an accelerated basis, as appropriate:

•
For content that does not premiere on the Netflix service (representing the vast majority of content), we amortize on a straight-line basis over the shorter of each title's contractual window of availability or estimated period of use, beginning with the month of first availability. The amortization period typically ranges from six months to five years.

•
For content that premieres on the Netflix service, we expect more upfront viewing due to the additional merchandising and marketing efforts for this original content available only on Netflix. Hence, we amortize on an accelerated basis over the amortization period, which is the shorter of four years or the license period, beginning with the month of first availability. If a subsequent season is added, the amortization period is extended by a year.

•
If the cost per title cannot be reasonably estimated, the license fee is not capitalized and costs are expensed on a straight line basis over the license period. This typically occurs when the license agreement does not specify the number of titles, the license fee per title or the windows of availability per title.

Amortization of the content library is determined based on our historical and estimated viewing patterns and requires considerable management judgment. When we started with original content, we did not have specific data about viewing patterns over time for content that premieres on Netflix. Based on our experience with other similar television series and our initial estimates of viewing patterns, we amortized content that exclusively premiered on our service on a straight-line basis over the shorter of four years or the license period. If a subsequent season is added, we extend the remaining amortization period by a year. Current estimates of viewing patterns indicate that viewing in the first few months is significantly higher, relative to the rest of the amortization period, than previously estimated. As a result, in the third quarter of 2013, we began amortizing this type of content on an accelerated basis over the amortization period. The effect of this change in estimate was a decrease in operating income and net income of $25.0 million and $15.4 million, respectively for the year ended December 31, 2013. Any other changes in management's estimates could have a significant impact on our future results of operations.
The content library is stated at the lower of unamortized cost or net realizable value. Streaming content licenses (whether capitalized or not) are reviewed in aggregate at the geographic region level for impairment when an event or change in circumstances indicates a change in the expected usefulness of the content. The level of geographic aggregation is determined based on the streaming content rights which are generally specific to a geographic region inclusive of several countries (such as Latin America). No material write down from unamortized cost to a lower net realizable value was recorded in any of the periods presented.
We have entered into certain licenses with performing rights organizations ("PROs"), and are currently involved in negotiations with other PROs, that hold certain rights to music and other entertainment works "publicly performed" in connection with streaming content into various territories. Accruals for estimated royalties are recorded and then adjusted based on any changes in estimates. These amounts are included in the streaming content obligations. The results of these negotiations are uncertain and may be materially different from management's estimates.
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2013, our estimated gross unrecognized tax benefits were $68.2 million of which $57.0 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 10 of Item 8, Financial Statements and Supplementary Data for further information regarding income taxes.
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

•
Expected Volatility: Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods thereby precluding sole reliance on implied volatility. An increase of 10% in our computation of expected volatility would increase the total stock-based compensation expense by approximately $4.5 million for the year ended December 31, 2013.

•
Suboptimal Exercise Factor: Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives. An increase in the suboptimal exercise factor of 10% would increase the total stock-based compensation expense by approximately $2.4 million for the year ended December 31, 2013.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to interest rate changes, the corresponding changes in the market values of our investments and foreign currency fluctuations.
Interest Rate Risk
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
For the year ended December 31, 2013, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. Some of the securities we invest in may be subject to market risk due to changes in prevailing interest rates which may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. At December 31, 2013, our cash equivalents were generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments were comprised of corporate debt securities, government and agency securities and asset and mortgage-backed securities.
Changes in interest rates could adversely affect the market value of the securities we hold that are classified as short-term investments. The table below separates these investments, based on stated maturities, to show the approximate exposure to interest rates.

(in thousands)
Due within one year	$144,267
Due after one year and through 5 years	408,048
Due after 5 years and through 10 years	1,703
Due after 10 years	41,422
Total	$595,440
A sensitivity analysis was performed on our investment portfolio as of December 31, 2013. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.

The following table presents the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of December 31, 2013:

Fair Value December 31, 2013 (in thousands)
-150 BPS	-100 BPS	-50 BPS	+50 BPS	+100 BPS	+150 BPS
$608,368	$604,059	$599,749	$591,131	$586,821	$582,512

 Based on investment positions as of December 31, 2013, a hypothetical 100 basis point increase in interest rates across all maturities would result in an $8.6 million incremental decline in the fair market value of the portfolio. As of December 31, 2012, a similar 100 basis point increase in the yield curve would have resulted in a $1.5 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

Foreign Currency Risk

We have foreign currency risk related to our revenues and operating expenses denominated in currencies other than the U.S. dollar, primarily the Euro, the British Pound, the Canadian Dollar, and the Brazilian Real. Accordingly, changes in exchange rates may negatively affect our revenue and net income as expressed in U.S. dollars. We also have foreign currency risk related to foreign currency transactions and monetary assets and liabilities, including intercompany balances denominated in currencies that are not the functional currency. We have experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on these foreign currency transactions and the remeasurement of monetary assets and liabilities. To date, the impacts of foreign currency exchange rate changes on our revenues and net income have not been material. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (1992 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)	Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Netflix, Inc.

We have audited Netflix, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Netflix, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Netflix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Netflix, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013 of Netflix, Inc. and our report dated January 31, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
January 31, 2014

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

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004
3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004
3.5	Certificate of Elimination of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	001-35727	3.1	December 30, 2013
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010
10.3†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.4†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.5†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010
10.6†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009
10.7†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	February 1, 2013
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
23.2	Consent of KPMG LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on January 31, 2014, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, (iv) Consolidated Balance Sheets as of December 31, 2013 and 2012, (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2013, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements.
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
† Indicates a management contract or compensatory plan

NETFLIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Netflix, Inc.

We have audited the accompanying consolidated balance sheets of Netflix, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netflix, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Netflix, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) and our report dated January 31, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
January 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Netflix, Inc.:

We have audited the accompanying consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows of Netflix, Inc. and subsidiaries for the year ended December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinions.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Netflix, Inc. and subsidiaries for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
Santa Clara, California
February 10, 2012

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2013	2012	2011
Revenues	$4,374,562	$3,609,282	$3,204,577
Cost of revenues	3,083,256	2,625,866	2,039,901
Marketing	503,889	465,400	381,269
Technology and development	378,769	329,008	259,033
General and administrative	180,301	139,016	148,306
Operating income	228,347	49,992	376,068
Other income (expense):
Interest expense	(29,142)	(19,986)	(20,025)
Interest and other income (expense)	(3,002)	474	3,479
Loss on extinguishment of debt	(25,129)	—	—
Income before income taxes	171,074	30,480	359,522
Provision for income taxes	58,671	13,328	133,396
Net income	$112,403	$17,152	$226,126
Earnings per share:
Basic	$1.93	$0.31	$4.28
Diluted	$1.85	$0.29	$4.16
Weighted-average common shares outstanding:
Basic	58,198	55,521	52,847
Diluted	60,761	58,904	54,369

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2013	2012	2011
Net income	$112,403	$17,152	$226,126
Other comprehensive income (loss):
Foreign currency translation adjustments	1,772	1,357	24
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $(697), $538, and $(43), respectively	(1,116)	856	(68)
Total other comprehensive income (loss)	656	2,213	(44)
Comprehensive income	$113,059	$19,365	$226,082

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$112,403	$17,152	$226,126
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to streaming content library	(3,049,758)	(2,515,506)	(2,320,732)
Change in streaming content liabilities	673,785	762,089	1,463,955
Amortization of streaming content library	2,121,981	1,591,218	699,128
Amortization of DVD content library	71,325	65,396	96,744
Depreciation and amortization of property, equipment and intangibles	48,374	45,469	43,747
Stock-based compensation expense	73,100	73,948	61,582
Excess tax benefits from stock-based compensation	(81,663)	(4,543)	(45,784)
Other non-cash items	5,332	(8,392)	(4,050)
Loss on extinguishment of debt	25,129	—	—
Deferred taxes	(22,044)	(30,071)	(18,597)
Changes in operating assets and liabilities:
Other current assets	62,234	(5,432)	1,436
Accounts payable	18,374	(4,943)	23,968
Accrued expenses	1,941	9,806	65,560
Deferred revenue	46,295	20,676	21,613
Other non-current assets and liabilities	(8,977)	4,719	3,016
Net cash provided by operating activities	97,831	21,586	317,712
Cash flows from investing activities:
Acquisition of DVD content library	(65,927)	(48,275)	(85,154)
Purchases of property and equipment	(54,143)	(40,278)	(49,682)
Other assets	5,939	8,816	3,674
Purchases of short-term investments	(550,264)	(477,321)	(223,750)
Proceeds from sale of short-term investments	347,502	282,953	50,993
Proceeds from maturities of short-term investments	60,925	29,365	38,105
Net cash used in investing activities	(255,968)	(244,740)	(265,814)
Cash flows from financing activities:
Proceeds from issuance of common stock	124,557	4,124	19,614
Proceeds from public offering of common stock, net of issuance costs	—	(464)	199,947
Proceeds from issuance of debt, net of issuance costs	490,586	(295)	198,060
Repurchases of common stock	—	—	(199,666)
Redemption of debt	(219,362)	—	—
Excess tax benefits from stock-based compensation	81,663	4,543	45,784
Principal payments of lease financing obligations	(1,180)	(2,319)	(2,083)
Net cash provided by financing activities	476,264	5,589	261,656
Effect of exchange rate changes on cash and cash equivalents	(3,453)	(197)	—
Net increase (decrease) in cash and cash equivalents	314,674	(217,762)	313,554
Cash and cash equivalents, beginning of year	290,291	508,053	194,499
Cash and cash equivalents, end of year	$604,965	$290,291	$508,053
Supplemental disclosure:
Income taxes paid	$7,465	$28,853	$79,069
Interest paid	19,114	19,009	19,395
See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$604,965	$290,291
Short-term investments	595,440	457,787
Current content library, net	1,706,421	1,368,162
Other current assets	151,937	124,551
Total current assets	3,058,763	2,240,791
Non-current content library, net	2,091,071	1,506,008
Property and equipment, net	133,605	131,681
Other non-current assets	129,124	89,410
Total assets	$5,412,563	$3,967,890
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$1,775,983	$1,366,847
Accounts payable	108,435	86,468
Accrued expenses	54,018	53,139
Deferred revenue	215,767	169,472
Total current liabilities	2,154,203	1,675,926
Non-current content liabilities	1,345,590	1,076,622
Long-term debt	500,000	200,000
Long-term debt due to related party	—	200,000
Other non-current liabilities	79,209	70,669
Total liabilities	4,079,002	3,223,217
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2013 and 2012; no shares issued and outstanding at December 31, 2013 and 2012	—	—
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2013 and 2012; 59,607,001 and 55,587,167 issued and outstanding at December 31, 2013 and 2012, respectively	60	56
Additional paid-in capital	777,441	301,616
Accumulated other comprehensive income	3,575	2,919
Retained earnings	552,485	440,082
Total stockholders’ equity	1,333,561	744,673
Total liabilities and stockholders’ equity	$5,412,563	$3,967,890

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2010	52,781,949	$53	$51,622	$750	$237,739	$290,164
Net income	—	—	—	—	226,126	226,126
Other comprehensive income	—	—	—	(44)	—	(44)
Issuance of common stock upon exercise of options	659,370	—	19,614	—	—	19,614
Issuance of common stock, net of costs	2,857,143	3	199,483	—	—	199,486
Repurchases of common stock	(899,847)	(1)	(158,730)	—	(40,935)	(199,666)
Stock-based compensation expense	—	—	61,582	—	—	61,582
Excess stock option income tax benefits	—	—	45,548	—	—	45,548
Balances as of December 31, 2011	55,398,615	$55	$219,119	$706	$422,930	$642,810
Net income	—	—	—	—	17,152	17,152
Other comprehensive income	—	—	—	2,213	—	2,213
Issuance of common stock upon exercise of options	188,552	1	4,123	—	—	4,124
Stock-based compensation expense	—	—	73,948	—	—	73,948
Excess stock option income tax benefits	—	—	4,426	—	—	4,426
Balances as of December 31, 2012	55,587,167	$56	$301,616	$2,919	$440,082	$744,673
Net income	—	—	—	—	112,403	112,403
Other comprehensive income	—	—	—	656	—	656
Issuance of common stock upon exercise of options	1,688,774	2	124,555	—	—	124,557
Note conversion	2,331,060	2	198,206	—	—	198,208
Stock-based compensation expense	—	—	73,100	—	—	73,100
Excess stock option income tax benefits	—	—	79,964	—	—	79,964
Balances as of December 31, 2013	59,607,001	$60	$777,441	$3,575	$552,485	$1,333,561

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Description of Business
Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is the world’s leading Internet television network with more than 44 million streaming members in over 40 countries enjoying more than one billion hours of TV shows and movies per month, including original series. Members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the United States ("U.S."), members can receive DVDs.
The Company is organized into three operating segments, Domestic streaming, International streaming and Domestic DVD. A substantial majority of the Company’s revenues are generated in the United States, and substantially all of the Company’s long-lived tangible assets are held in the United States. The Company’s revenues are derived from monthly membership fees.
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
Cash Equivalents and Short-term Investments
The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company also classifies amounts in transit from payment processors for customer credit card and debit card transactions as cash equivalents.
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

Streaming Content
The Company licenses rights to stream TV shows, movies and original content to members for unlimited viewing. These licenses are for a fixed fee and specify license windows that generally range from six months to five years. Payment terms may extend over the license window, or may require more up-front payments as is typically the case for original content or content that is licensed in an earlier window through an output arrangement.

The Company capitalizes the fee per title and records a corresponding liability at the gross amount of liabilities when the license period begins, the cost of the title is known and the title is accepted and available for streaming. The portion available for streaming within one year is recognized as “Current content library” and the remaining portion as “Non-current content library”. The acquisition of streaming content license rights and the changes in related liabilities, are classified within cash used in operating activities on the Consolidated Statements of Cash Flows.

The Company amortizes the content library in “Cost of revenues” on a straight line or on an accelerated basis, as appropriate:

•
For content that does not premiere on the Netflix service (representing the vast majority of content), the Company amortizes on a straight-line basis over the shorter of each title’s contractual window of availability or estimated period of use, beginning with the month of first availability. The amortization period typically ranges from six months to five years.

•
For content that premieres on the Netflix service, the Company expects more upfront viewing due to the additional merchandising and marketing efforts for this original content available only on Netflix. Hence, the Company amortizes on an accelerated basis over the amortization period, which is the shorter of four years or the license period, beginning with the month of first availability. If a subsequent season is added, the amortization period is extended by a year.

•
If the cost per title cannot be reasonably estimated, the license fee is not capitalized and costs are expensed on a straight line basis over the license period. This typically occurs when the license agreement does not specify the number of titles, the license fee per title or the windows of availability per title.

The content library is stated at the lower of unamortized cost or net realizable value. Streaming content licenses (whether capitalized or not) are reviewed in aggregate at the geographic region level for impairment when an event or change in circumstances indicates a change in the expected usefulness of the content. The level of geographic aggregation is determined based on the streaming content rights which are generally specific to a geographic region inclusive of several countries (such as Latin America). No material write down from unamortized cost to a lower net realizable value was recorded in any of the periods presented.

DVD Content Library
The Company acquires DVD content for the purpose of renting such content to its members and earning membership rental revenues, and, as such, the Company considers its direct purchase DVD library to be a productive asset. Accordingly, the Company classifies its DVD library in “Non-current content library, net” on the Consolidated Balance Sheets. The acquisition of DVD content library, net of changes in related liabilities, is classified within cash used in investing activities on the Consolidated Statements of Cash Flows because the DVD content library is considered a productive asset. Other companies in the in-home entertainment video industry classify these cash flows as operating activities. The Company amortizes its direct purchase DVDs on an accelerated basis over their estimated useful lives, which range from one year to two years. The Company also obtains DVD content through revenue sharing agreements with studios and other content providers. Revenue sharing obligations are expensed as incurred based on shipments.
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
Revenue Recognition

Revenues are recognized ratably over each monthly membership period. Revenues are presented net of the taxes that are collected from members and remitted to governmental authorities. Deferred revenue consists of membership fees billed to members that have not been recognized and gift memberships that have not been redeemed.
Marketing
Marketing expenses consist primarily of advertising expenses and also include payments made to the Company’s affiliates and consumer electronics partners. Advertising expenses include promotional activities such as television and online advertising. Advertising costs are expensed as incurred. Advertising expenses were $437.9 million, $377.2 million and $299.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Income Taxes
The Company records a tax provision for the anticipated tax consequences of the reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. There was no significant valuation allowance as of December 31, 2013 or 2012.
The Company did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. The Company recognizes a tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. See Note 10 to the consolidated financial statements for further information regarding income taxes.
Foreign Currency
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in cumulative translation adjustment included in "Accumulated other comprehensive income" in stockholders’ equity on the Consolidated Balance Sheets.
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in interest and other income (expense). Foreign currency transactions resulted in losses of $8.4 million and $4.0 million for the years ended December 31, 2013 and 2012, respectively. The gains (losses) from foreign currency transactions were immaterial for the year ended December 31, 2011.
Earnings Per Share
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the assumed conversion of the Company’s Convertible Notes (prior to the conversion of such notes) and incremental shares issuable upon the assumed exercise of stock options. The computation of earnings per share is as follows:

	Year ended December 31,
	2013	2012	2011
	(in thousands, except per share data)
Basic earnings per share:
Net income	$112,403	$17,152	$226,126
Shares used in computation:
Weighted-average common shares outstanding	58,198	55,521	52,847
Basic earnings per share	$1.93	$0.31	$4.28
Diluted earnings per share:
Net income	$112,403	$17,152	$226,126
Convertible Notes interest expense, net of tax	49	195	17
Numerator for diluted earnings per share	112,452	17,347	226,143
Shares used in computation:
Weighted-average common shares outstanding	58,198	55,521	52,847
Convertible Notes shares	715	2,331	217
Employee stock options	1,848	1,052	1,305
Weighted-average number of shares	60,761	58,904	54,369
Diluted earnings per share	$1.85	$0.29	$4.16
Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,
	2013	2012	2011
	(in thousands)
Employee stock options	198	1,207	225
Stock-Based Compensation
The Company grants stock options to its employees on a monthly basis. The Company has elected to grant all options as fully vested non-qualified stock options. As a result of immediate vesting, stock-based compensation expense is fully recognized on the grant date, and no estimate is required for post-vesting option forfeitures. See Note 8 to the consolidated financial statements for further information regarding stock-based compensation.
Stock Repurchases
To facilitate a stock repurchase program, shares are repurchased by the Company in the open market and are accounted for when the transaction is settled. Shares held for future issuance are classified as Treasury stock. Shares formally or constructively retired are deducted from common stock for par value and from additional paid-in capital for the excess over par value. If additional paid-in capital has been exhausted, the excess over par value is deducted from Retained earnings. Direct costs incurred to acquire the shares are included in the total cost of the shares.

2. Reclassifications and Changes in Estimates
Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements. Payroll and related expenses of $19.3 million and $21.4 million for the years ended December 31, 2012 and 2011, respectively, associated with corporate marketing personnel, previously classified in "Marketing" on the Consolidated Statements of Operations, have been reclassified as "General and administrative." Historically these costs were substantially recorded in the Domestic streaming segment and impacted segment contribution profit. Management and the Company's chief operating decision maker consider such employee costs to be global corporate costs rather than marketing costs directly attributable to the segment and as such are not indicative of any given segment's performance. Accordingly, such costs have been reclassified as "General and administrative" expenses which are not a component of contribution profit. There was no impact to operating income in any year presented.

Prepaid content amounts are now included in Other current assets on both the Consolidated Balance Sheets and the Consolidated Statements of Cash Flows as they are not material.
Certain prior year amounts in the Consolidated Statements of Cash Flows have been revised to correctly present changes in accounts payable related to purchases of fixed assets. For the year ended December 31, 2012, a $1.2 million increase in accounts payable has been reclassified from purchases of property and equipment in "Net cash used in investing activities" to changes in accounts payable in "Net cash provided by operating activities." There was no impact to the Consolidated Statements of Operations or Consolidated Balance Sheets.
The Company had a change in estimate that is reflected in the consolidated financial statements for the year ended December 31, 2013. When the Company started with original content, the Company did not have specific data about viewing patterns over time for content that premieres on Netflix. Based on experience with other similar television series and initial estimates of viewing patterns, the Company amortized this type of content on a straight-line basis over the shorter of four years or the license period. If a subsequent season is added, the remaining amortization period is extended by a year. Current estimates of viewing patterns indicate that viewing in the first few months is significantly higher, relative to the remaining amortization period, than previously estimated. As a result, in the third quarter of 2013, the Company began amortizing this type of content on an accelerated basis over the amortization period. The effect of this change in estimate was an $18.9 million decrease in contribution profit for the Domestic streaming segment and a $6.1 million increase in contribution loss for the International streaming segment for the year ended December 31, 2013. The effect of this change in estimate was a decrease in operating income and net income of $25.0 million and $15.4 million, respectively for the year ended December 31, 2013. The effect to basic earnings per share and diluted earnings per share was a decrease of $0.27 and $0.25, respectively, for the year ended December 31, 2013. The effect of this change in estimate relates primarily to titles that first premiered on Netflix in the first and second quarters of 2013.

3.	Short-term Investments
The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables summarize, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$483,959	$—	$—	$483,959
Level 1 securities:
Money market funds	126,208	—	—	126,208
Level 2 securities:
Corporate debt securities	316,465	1,245	(654)	317,056
Government securities	143,812	287	(18)	144,081
Asset and mortgage-backed securities	93,118	229	(418)	92,929
Certificate of deposits	23,425	—	—	23,425
Agency securities	17,951	—	(2)	17,949
Total (1)	$1,204,938	$1,761	$(1,092)	$1,205,607

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$284,661	$—	$—	$284,661
Level 1 securities:
Money market funds	10,500	—	—	10,500
Level 2 securities:
Corporate debt securities	150,322	1,605	(32)	151,895
Government securities	166,643	285	—	166,928
Asset and mortgage-backed securities	138,340	750	(125)	138,965
Total (2)	$750,466	$2,640	$(157)	$752,949

(1)
Includes $605.0 million that is included in cash and cash equivalents, $595.4 million included in short-term investments and $5.2 million of restricted cash that is included in other non-current assets related to workers compensation deposits.

(2)
Includes $290.3 million included in cash and cash equivalents, $457.8 million included in short-term investments and $4.8 million of restricted cash that is included in other non-current assets related to workers compensation deposits.

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
Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at December 31, 2013. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the years ended December 31, 2013, 2012 or 2011.
There were no material gross realized gains or losses from the sale of available-for-sale investments in the years ended December 31, 2013, 2012 and 2011. Realized gains and losses and interest income are included in interest and other income.
The estimated fair value of short-term investments by contractual maturity as of December 31, 2013 is as follows:

(in thousands)
Due within one year	$144,267
Due after one year and through 5 years	408,048
Due after 5 years and through 10 years	1,703
Due after 10 years	41,422
Total short-term investments	$595,440

4.	Balance Sheet Components
Content Library

Content library consisted of the following:

	As of December 31,
	2013	2012
	(in thousands)
Total content library, gross	$6,474,688	$5,001,524
Accumulated amortization	(2,677,196)	(2,127,354)
Total content library, net	3,797,492	2,874,170
Current content library, net	1,706,421	1,368,162
Non-current content library, net	$2,091,071	$1,506,008

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

		As of December 31,
		2013	2012
		(in thousands)
Computer equipment	3 years	$102,867	$84,193
Operations and other equipment	5 years	96,361	100,207
Software	3 years	36,439	39,073
Furniture and fixtures	3 years	21,011	18,208
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	51,194	45,393
Capital work-in-progress		8,643	8,282
Property and equipment, gross		357,196	336,037
Less: Accumulated depreciation		(223,591)	(204,356)
Property and equipment, net		$133,605	$131,681

5.	Long-term Debt
Senior Convertible Notes
In November 2011, the Company issued $200.0 million aggregate principal amount of zero coupon senior convertible notes due on December 1, 2018 (the “Convertible Notes”) in a private placement offering to TCV VII, L.P., TCV VII(A), L.P., and TCV Member Fund, L.P. A general partner of these funds also serves on the Company’s Board of Directors, and as such, the issuance of the notes is considered a related party transaction. The net proceeds to the Company were approximately $197.8 million. Debt issuance costs of $2.2 million (of which $0.3 million was paid in the year ended December 31, 2012) were recorded in “Other non-current assets” on the Consolidated Balance Sheets and were amortized over the term of the notes as interest expense. At any time following May 28, 2012, the Company could have elected to cause the conversion of the Convertible Notes into shares of the Company’s common stock when specified conditions were satisfied, including that the daily volume weighted average price of the Company’s common stock was equal to or greater than $111.54 for at least 50 trading days during a 65 trading day period prior to the conversion date.
The Company determined that the embedded conversion option in the Convertible Notes did not require separate accounting treatment as a derivative instrument because it was both indexed to the Company's own stock and would be classified in stockholders' equity if freestanding. Additionally, the Convertible Notes did not require or permit any portion of the obligation to be settled in cash and accordingly the liability and equity (conversion option) components were not required to be accounted for separately.
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
Senior Notes

In November 2009, the Company issued $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (the “8.50% Notes”). The net proceeds to the Company were approximately $193.9 million. Debt issuance costs of $6.1 million were recorded in “Other non-current assets” on the Consolidated Balance Sheets and were amortized over the term of the notes as interest expense. The notes were issued at par and were senior unsecured obligations of the Company. Interest was payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year, commencing on May 15, 2010. The 8.50% Notes were repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company could redeem the 8.50% Notes prior to November 15, 2013 in whole or in part at a redemption price of 100% of the principal plus accrued interest, plus a “make-whole” premium.

In February 2013, the Company issued $500.0 million aggregate principal amount of 5.375% senior notes due 2021 (the “5.375% Notes”). The 5.375% Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at a rate of 5.375% per annum on February 1 and August 1 of each year, commencing on August 1, 2013. The 5.375% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the 5.375% Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest plus a make-whole payment equivalent to the present value of the remaining interest payments through maturity.

The 5.375% Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. At December 31, 2013 the Company was in compliance with these covenants.

In the first quarter of 2013, the Company used $224.5 million of the net proceeds of the 5.375% Notes to redeem the outstanding $200.0 million aggregate principal amount of 8.50% Notes and pursuant to the make-whole provision in the Indenture governing the 8.50% Notes, paid a $19.4 million premium and $5.1 million of accrued and unpaid interest. The Company recognized a loss on extinguishment of debt of $25.1 million related to redemption of the 8.50% Notes which included the write off of unamortized debt issuance costs of $4.2 million.

Based on quoted market prices in less active markets (a Level 2 input for this financial instrument), the fair value of the 5.375% Notes as of December 31, 2013 was approximately $506.3 million.

6.	Commitments and Contingencies
Streaming Content
At December 31, 2013, the Company had $7.3 billion of obligations comprised of $1.8 billion included in "Current content liabilities" and $1.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $4.2 billion of obligations that are not reflected on the Consolidated Balance Sheet.
At December 31, 2012, the Company had $5.6 billion of obligations comprised of $1.3 billion included in "Current content liabilities" and $1.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $3.2 billion of obligations that are not reflected on the Consolidated Balance Sheet.
The expected timing of payments for these streaming content obligations is as follows:

	As of December 31,
	2013	2012
	(in thousands)
Less than one year	$2,972,325	$2,299,562
Due after one year and through 3 years	3,266,907	2,715,294
Due after 3 years and through 5 years	929,645	540,346
Due after 5 years	83,284	78,483
Total streaming content obligations	$7,252,161	$5,633,685

A streaming content obligation is incurred at the time the Company signs a license agreement to obtain future titles. Once a title becomes available, a content liability is generally recorded on the Consolidated Balance Sheet. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and / or fees for which are not yet determinable as of the reporting date. Because the amount is not reasonably estimable, the Company does not include any estimated obligation for these future titles beyond the known minimum amount. However, the unknown obligations are expected to be significant and the expected timing of payments could range from less than one year to more than five years.
The Company has entered into certain licenses with performing rights organizations ("PROs"), and is currently involved in negotiations with other PROs, that hold certain rights to music and other entertainment works "publicly performed" in connection with streaming content into various territories. Accruals for estimated royalties are recorded and then adjusted based on any changes in estimates. These amounts are included in the streaming content obligations. The results of these negotiations are uncertain and may be materially different from management's estimates.

Lease obligations
The Company leases facilities under non-cancelable operating leases with various expiration dates through 2019. Several lease agreements contain rent escalation clauses or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation for intended use. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. The Company has the option to extend or renew most of its leases which may increase the future minimum lease commitments.
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
In the first quarter of 2010, the Company extended the facilities leases for the current Los Gatos buildings for an additional five year term after the remaining term of the original lease, thus increasing the future minimum payments under lease financing obligations by approximately $14 million. The leases continue to be accounted for as financing obligations and no gain or loss was recorded as a result of the lease financing modification. At December 31, 2013, the lease financing obligation balance was $30.6 million, of which $1.1 million and $29.5 million were recorded in “Accrued expenses” and “Other non-current liabilities,” respectively, on the Consolidated Balance Sheets. The remaining future minimum payments under the lease financing obligation are $12.1 million. The lease financing obligation balance at the end of the extended lease term will be approximately $25.8 million which approximates the net book value of the buildings to be relinquished to the lessor.
In the third quarter of 2013, the Company entered into facilities lease agreements to expand its Los Gatos headquarters. At the time the Company entered into these lease agreements, the prior agreement signed in the fourth quarter of 2012 was simultaneously terminated. The 124 month lease term for each of the new leases will commence after the construction of the buildings is complete. Future minimum lease payments associated with these leases are $121.2 million as of December 31, 2013 and are included below.
Future minimum payments under lease financing obligations and non-cancelable operating leases as of December 31, 2013 are as follows:

Year Ending December 31,	Future Minimum Payments
(in thousands)
2014	$25,101
2015	26,637
2016	26,073
2017	21,846
2018	15,586
Thereafter	86,179
Total minimum payments	$201,422
Rent expense associated with the operating leases was $27.9 million, $29.7 million and $16.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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
On January 13, 2012, the first of three purported shareholder class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Two additional purported shareholder class action lawsuits were filed in the same court on January 27, 2012 and February 29, 2012 alleging substantially similar claims.  These lawsuits were consolidated into In re Netflix, Inc., Securities Litigation, Case No. 3:12-cv-00225-SC, and the Court selected lead plaintiffs. On June 26, 2012, lead plaintiffs filed a consolidated complaint which alleged violations of the federal securities laws. The Court dismissed the consolidated complaint with leave to amend on February 13, 2013. Lead plaintiffs filed a first amended consolidated complaint on March 22, 2013. The Court dismissed the first amended consolidated complaint with prejudice on August 20, 2013, and judgment was entered on September 27, 2013. Lead plaintiffs filed a motion to alter or amend the judgment and requested leave to file a second amended complaint on October 25, 2013. On January 17, 2014, the Court denied that motion.
On November 23, 2011, the first of six purported shareholder derivative suits was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its officers and directors. Five additional purported shareholder derivative suits were subsequently filed: two in the Superior Court of California, Santa Clara County on February 9, 2012 and May 2, 2012; and three in the United States District Court for the Northern District of California on February 13, 2012, February 24, 2012 and April 2, 2012. The purported shareholder derivative suits filed in the Northern District of California have been voluntarily dismissed. On July 5, 2012, the purported shareholder derivative suits filed in Santa Clara County were consolidated into In re Netflix, Inc. Shareholder Derivative Litigation, Case No. 1-12-cv-218399, and lead counsel was appointed. A consolidated complaint was filed on December 4, 2012, with plaintiffs seeking compensatory damages and other relief. The consolidated complaint alleges, among other things, that certain of the Company's current and former officers and directors breached their fiduciary duties, issued false and misleading statements primarily regarding the Company's streaming business, violated accounting rules concerning segment reporting, violated provisions of the California Corporations Code, and wasted corporate assets. The consolidated complaint further alleges that the defendants caused the Company to buy back stock at artificially inflated prices to the detriment of the Company and its shareholders while contemporaneously selling personally held Company stock. The Company filed a demurrer to the consolidated complaint and a motion to stay the derivative litigation in favor of the related federal securities class action on February 4, 2013. On June 21, 2013, the Court granted the motion to stay the derivative litigation pending resolution of the related federal securities class action. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
The Company is involved in other litigation matters not listed above but does not consider the matters to be material either individually or in the aggregate at this time. The Company's view of the matters not listed may change in the future as the litigation and events related thereto unfold.

7.	Guarantees—Indemnification Obligations
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
On November 2, 2012, the Board of Directors (the “Board”) of the Company authorized and declared a dividend distribution of one right (a “Right”) for each outstanding share of common stock, par value $0.001 per share (the “Common Shares”), of the Company to stockholders of record at the close of business on November 12, 2012 (the “Record Date”). Each Right entitled the registered holder to purchase from the Company one one-thousandth of a share of Series A Participating Preferred Stock, par value $0.001 per share (the “Preferred Shares”), of the Company at an exercise price of $350 per one one-thousandth of a Preferred Share, subject to adjustment (the “Exercise Price”). The Rights were exercisable in the event any person or group acquires 10% (or 20% in the case of certain institutional investors who report their holdings on Schedule 13G) or more of the Common Shares without the approval of the Board, and until such time are inseparable from and trade with the Company's common stock. The Rights had a de minimus fair value. The Rights Agreement was amended on December 30, 2013 to accelerate the expiration of the Rights from the close of business on November 2, 2015 to the close of business on December 30, 2013, and had the effect of terminating the Rights Agreement on that date. At the time of the termination of the Rights Agreement, all of the Rights distributed to holders of the Company’s common stock pursuant to the Rights Agreement expired.
On November 28, 2011, the Company issued 2.9 million shares of common stock upon the closing of a public offering for $200.0 million net of issuance costs of $0.5 million.
In April 2013, the Company issued 2.3 million shares of common stock in connection with the conversion of the Convertible Notes. See Note 5 to the consolidated financial statements for further details.
Preferred Stock
In 2012, the Company designated 1,000,000 shares of its preferred stock with par value of $0.001 per share as Series A Participating Preferred Stock. The remaining 9,000,000 shares of preferred stock with par value of $0.001 remained undesignated. In connection with the expiration of the Rights and the termination of the Rights Agreement on December 30, 2013, the shares that were designated to such series were returned to the status of authorized but unissued shares of preferred stock of the Company, and the Company therefore now has 10,000,000 shares of preferred stock with a par value of $0.001 that are undesignated.
None of the preferred shares were issued and outstanding at December 31, 2013 and 2012.
Voting Rights
The holders of each share of common stock shall be entitled to one vote per share on all matters to be voted upon by the Company’s stockholders.
Stock Option Plans
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of December 31, 2013, 3.4 million shares were reserved for future grants under the 2011 Stock Plan.
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
A summary of the activities related to the Company’s stock option plans is as follows:

	Shares Available for Grant	Options Outstanding		Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2010	2,038,502	2,892,130	36.11
Authorized	5,700,000	—	—
Granted	(724,994)	724,994	154.09
Exercised	—	(659,370)	29.11
Balances as of December 31, 2011	7,013,508	2,957,754	66.59
Granted	(1,803,798)	1,803,798	73.94
Exercised	—	(188,552)	21.85
Canceled	48	(48)	35.95
Expired	(1,160,721)	—
Balances as of December 31, 2012	4,049,037	4,572,952	71.33
Granted	(642,720)	642,720	208.94
Exercised	—	(1,688,774)	73.75
Balances as of December 31, 2013	3,406,317	3,526,898
Vested and exercisable at December 31, 2013		3,526,898	95.25	6.16	$962,570
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2013, 2012 and 2011 was $274.2 million, $14.7 million and $128.1 million, respectively.
Cash received from option exercises for the years ended December 31, 2013, 2012 and 2011 was $124.6 million, $4.1 million and $19.6 million, respectively.
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
As of December 31, 2013, there were 2,785,721 shares available for future issuance under the 2002 Employee Stock Purchase Plan. The Company’s ESPP was suspended in 2011 and there were no offerings subsequent to 2011.
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

Year Ended December 31,
	2013	2012	2011
Dividend yield	—%	—%	—%
Expected volatility	51% - 54%	55% - 65%	51% – 65%
Risk-free interest rate	1.87% - 2.71%	1.61% - 2.01%	2.05% – 3.42%
Suboptimal exercise factor	2.33 - 3.92	2.26 - 3.65	2.17 – 3.64

The Company bifurcates its option grants into two employee groupings (executive and non-executive) based on exercise behavior and considers several factors in determining the estimate of expected term for each group, including the historical option exercise behavior, the terms and vesting periods of the options granted.

The Company estimates expected volatility based on a blend of historical volatility of the Company’s common stock and implied volatility of tradable forward call options to purchase shares of its common stock. The Company believes that implied volatility of publicly traded options in its common stock is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of its common stock. The Company includes historical volatility in its computation due to low trade volume of its tradable forward call options in certain periods, thereby precluding sole reliance on implied volatility.
In valuing shares issued under the Company’s employee stock option plans, the Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the contractual term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company does not use a post-vesting termination rate as options are fully vested upon grant date. The weighted-average fair value of employee stock options granted during 2013, 2012 and 2011 was $113.74, $41.00 and $84.94 per share, respectively.
Stock-based compensation expense related to stock option plans was $73.1 million, $73.9 million and $61.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The total income tax benefit recognized in the income statement related to stock option plans was $28.1 million, $28.5 million and $22.8 million for 2013, 2012 and 2011, respectively.
Stock Repurchase Program
The following table presents a summary of the Company’s stock repurchases for the year ended December 31, 2011 (in thousands, except per share data):

Total number of shares repurchased	900
Dollar amount of shares repurchased	$199,666
Average price paid per share	$221.88
Range of price paid per share	$160.11 – $248.78
Under the stock repurchase plan announced on June 11, 2010, the Company was authorized to repurchase up to $300 million of its common stock through the end of 2012. As of December 31, 2012, the Company has repurchased $259.0 million of its common stock under this plan. As of December 31, 2012, the plan has expired and the remaining $41.0 million was unused.

9. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax:

	Foreign currency	Change in unrealized gains on available for sale securities	Total
	(in thousands)
Balance as of December 31, 2011	$24	$682	$706
Other comprehensive income before reclassifications	1,357	1,275	2,632
Amounts reclassified from accumulated other comprehensive income	—	(419)	(419)
Net increase in other comprehensive income	1,357	856	2,213
Balance as of December 31, 2012	$1,381	$1,538	$2,919
Other comprehensive income before reclassifications	1,772	(1,597)	175
Amounts reclassified from accumulated other comprehensive income	—	481	481
Net increase (decrease) in other comprehensive income	1,772	(1,116)	656
Balance as of December 31, 2013	$3,153	$422	$3,575

All amounts reclassified from accumulated other comprehensive income were related to gains (losses) on available-for-sale securities. These reclassifications impacted "Interest and other income (expense)" on the Consolidated Statements of Operations.

10.	Income Taxes
Income before provision for income taxes was as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
United States	$159,126	$27,885	$359,786
Foreign	11,948	2,595	(264)
Income before income taxes	$171,074	$30,480	$359,522
The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Current tax provision:
Federal	$58,558	$34,387	$123,406
State	15,154	7,850	28,657
Foreign	7,003	1,162	(70)
Total current	80,715	43,399	151,993
Deferred tax provision:
Federal	(18,930)	(26,903)	(14,008)
State	(2,751)	(3,168)	(4,589)
Foreign	(363)	—	—
Total deferred	(22,044)	(30,071)	(18,597)
Provision for income taxes	$58,671	$13,328	$133,396

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $9.5 million of undistributed earnings for certain foreign subsidiaries as of December 31, 2013. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes net of available foreign tax credits associated with these earnings. The amount of unrecognized deferred income tax liability related to these earnings is approximately $3.3 million.
Income tax benefits attributable to the exercise of employee stock options of $80.0 million, $4.4 million and $45.5 million for the years ended December 31, 2013, 2012 and 2011, respectively, were recorded directly to additional paid-in-capital.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Expected tax expense at U.S. federal statutory rate of 35%	$59,878	$10,667	$125,833
State income taxes, net of Federal income tax effect	8,053	2,914	15,042
R&D tax credit	(13,841)	(1,803)	(8,365)
Other	4,581	1,550	886
Provision for income taxes	$58,671	$13,328	$133,396

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2013	2012
	(in thousands)
Deferred tax assets (liabilities):
Stock-based compensation	$69,201	$66,827
Accruals and reserves	13,022	11,155
Depreciation and amortization	(11,159)	(18,356)
R&D credits	19,196	8,480
Other	824	(244)
Total deferred tax assets	91,084	67,862
Valuation allowance	(481)	—
Net deferred tax assets	$90,603	$67,862
Deferred tax assets include $21.5 million and $11.0 million classified as “Other current assets” and $69.1 million and $56.9 million classified as “Other non-current assets” in the Consolidated Balance Sheets as of December 31, 2013 and 2012, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2013 and 2012, it was considered more likely than not that substantially all deferred tax assets would be realized, and no significant valuation allowance was recorded.

As of December 31, 2013, our federal R&D tax credit and state tax credit carryforwards for tax return purposes were $16.3 million and $29.7 million, respectively. The federal R&D tax credit carryforwards expire in 2033. State tax credit carryforwards of $0.9 million expire in 2023 and the remaining tax credit carryforwards of $28.8 million can be carried forward indefinitely.
On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extends the Federal research and development credit from January 1, 2012 through December 31, 2013. As a result, the Company recognized the retroactive benefit of the Federal research and development credit of approximately $3.1 million as a discrete item in the first quarter of 2013, the period in which the legislation was enacted.
The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “Other non-current liabilities” in the Consolidated Balance Sheets. As of December 31, 2013, the total amount of gross unrecognized tax benefits was $68.2 million, of which $57.0 million, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balance as of December 31, 2011	$28,133
Increases related to tax positions taken during prior periods	8,487
Decreases related to tax positions taken during prior periods	(320)
Increases related to tax positions taken during the current period	7,037
Balance as of December 31, 2012	$43,337
Increases related to tax positions taken during prior periods	4
Decreases related to tax positions taken during prior periods	(25)
Increases related to tax positions taken during the current period	24,915
Balance as of December 31, 2013	$68,231
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2013 and December 31, 2012, the total amount of gross interest and penalties accrued was $3.9 million and $3.1 million, respectively, which is classified as “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in our provision for income taxes were not material in all the periods presented.
The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2008 through 2011. The IRS has completed its Field Exam of the 2008 and 2009 federal tax returns and has issued a Revenue Agents Report with a proposed assessment primarily related to our R&D Credits claimed in those years. We have filed a protest against the proposed assessment and are currently awaiting the commencement of the IRS Appeals process. The IRS Field Exam of the 2010 and 2011 federal tax returns is still underway. The year 2012 remains subject to examination by the IRS.
The Company is also currently under examination by the state of California for the years 2006 and 2007. California has completed its Field Exam of the 2006 and 2007 California tax returns and has issued a Notice of Proposed Assessment primarily related to our R&D Credits claimed in those years. We have filed a protest against the proposed assessment and are currently awaiting the commencement of the Protest process with the Franchise Tax Board. The years 1997 through 2005, as well as 2008 through 2012, remain subject to examination by the state of California.
The Company is currently not under examination in any foreign jurisdiction. The years 2011 and 2012 remain subject to examination by foreign jurisdictions.
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

11.	Employee Benefit Plan
The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 60% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board. During 2013, 2012 and 2011, the Company’s matching contributions totaled $6.5 million, $5.2 million and $4.0 million, respectively.

12.	Segment Information
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
The Domestic and International streaming segments derive revenues from monthly membership fees for services consisting solely of streaming content. The Domestic DVD segment derives revenues from monthly membership fees for services consisting solely of DVD-by-mail. Revenues and the related payment card fees are attributed to the operating segment based on the nature of the underlying membership (DVD or streaming) and the geographic region from which the membership originates. There are no internal revenue transactions between the Company’s reporting segments.

Cost of revenues are primarily attributed to the operating segment based on the amounts directly incurred by the segment to obtain content and deliver it to the specific region. Marketing expenses are primarily comprised of advertising expenses which are generally included in the segment in which the expenditures are directly incurred.
The Company's long-lived tangible assets were located as follows:

	As of December 31,
	2013	2012
	(in thousands)
United States	$126,455	$127,712
International	7,150	3,969
Prior to the fourth quarter of 2011 the Company had two operating segments: Domestic and International. During this time, the Company’s domestic streaming content and DVD-by-mail operations were combined. Members in the United States were able to receive both streaming content and DVDs under a single hybrid plan. Accordingly, revenues were generated and marketing expenses were incurred in connection with the membership offerings as a whole. Therefore, it is impracticable to allocate revenues or marketing expenses or present discrete segment information for the Domestic streaming and Domestic DVD segments for periods prior to the fourth quarter of 2011.
In the third quarter of 2011, the Company made certain changes to its domestic pricing and plan structure which require members who wish to receive both DVDs-by-mail and streaming content to have two separate membership plans. Following this change, beginning in the fourth quarter of 2011, the Company was able to generate discrete financial information for its Domestic DVD and Domestic streaming operations and began reporting this information to the chief operating decision maker for review.
The following tables represent segment information for the year ended December 31, 2013:

	As of/Year ended December 31, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	33,420	10,930	6,930	—
Revenues	$2,751,375	$712,390	$910,797	$4,374,562
Cost of revenues	1,849,154	774,753	459,349	3,083,256
Marketing	279,454	211,969	12,466	503,889
Contribution profit (loss)	$622,767	$(274,332)	$438,982	$787,417
Other operating expenses				559,070
Operating income				228,347
Other income (expense)				(57,273)
Provision for income taxes				58,671
Net income				$112,403

	As of/Year ended December 31, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total content library, net	$2,973,023	$804,690	$19,779	$3,797,492
Amortization of content library	1,420,076	701,905	71,325	2,193,306

The following tables represent segment information for the year ended December 31, 2012:

	As of/Year ended December 31, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	27,146	6,121	8,224	—
Revenues	$2,184,868	$287,542	$1,136,872	$3,609,282
Cost of revenues	1,558,864	475,570	591,432	2,625,866
Marketing	256,995	201,115	7,290	465,400
Contribution profit (loss)	$369,009	$(389,143)	$538,150	$518,016
Other operating expenses				468,024
Operating income				49,992
Other income (expense)				(19,512)
Provision for income taxes				13,328
Net income				$17,152

	As of/Year ended December 31, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total content library, net	$2,317,070	$527,235	$29,865	$2,874,170
Amortization of content library	1,152,446	438,772	65,396	1,656,614

The following table represents the Company's segment information for the fourth quarter of 2011:

	As of/Three Months ended December 31, 2011
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	21,671	1,858	11,165	—
Revenues	$476,334	$28,988	$370,253	$875,575
Cost of revenues	345,026	55,909	174,220	575,155
Marketing	73,335	32,822	1,490	107,647
Contribution profit (loss)	$57,973	$(59,743)	$194,543	$192,773
Other operating expenses				130,901
Operating income				61,872
Other income (expense)				(5,037)
Provision for income taxes				21,616
Net income				$35,219

The following table represents the Company’s segment information for the year ended December 31, 2011 based on the Company’s segment reporting prior to the fourth quarter of 2011:

	As of/Year ended December 31, 2011
	Domestic	International	Consolidated
	(in thousands)
Total unique members at end of period (1) (2)	24,395	1,858	26,253
Revenues	$3,121,727	$82,850	$3,204,577
Cost of revenues	1,932,419	107,482	2,039,901
Marketing	302,752	78,517	381,269
Contribution profit (loss)	$886,556	$(103,149)	$783,407
Other operating expenses			407,339
Operating income			376,068
Other income (expense)			(16,546)
Provision for income taxes			133,396
Net income			$226,126

(1)
A membership (also referred to as a subscription) is defined as the right to receive either the Netflix streaming service or Netflix DVD service. Memberships are assigned to territories based on the geographic location used at time of sign up as determined by our internal systems, which utilize industry standard geo-location technology. The Company offers free-trial memberships to new and certain rejoining members. For inclusion in the definition of a member in the above metrics, a method of payment is required to be provided even during the free-trial period. Total members therefore include those who are on a free-trial and have provided a method of payment. A membership would be canceled and cease to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the monthly membership period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately.

(2)	For purposes of determining the number of unique members, domestic members who have elected both a DVD and a streaming membership plan are considered a single unique member.

13.	Selected Quarterly Financial Data (Unaudited)

	December 31	September 30	June 30	March 31
	(in thousands, except for per share data)
2013
Total revenues	$1,175,230	$1,105,999	$1,069,372	$1,023,961
Gross profit	363,381	314,980	315,847	297,098
Net income	48,421	31,822	29,471	2,689
Earnings per share:
Basic	$0.81	$0.54	$0.51	$0.05
Diluted	0.79	0.52	0.49	0.05
2012
Total revenues	$945,239	$905,089	$889,163	$869,791
Gross profit	249,372	242,451	245,735	245,858
Net income (loss)	7,897	7,675	6,164	(4,584)
Earnings (loss) per share:
Basic	$0.14	$0.14	$0.11	$(0.08)
Diluted	0.13	0.13	0.11	(0.08)

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated: January 31, 2014	By:	/S/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: January 31, 2014	By:	/S/ DAVID WELLS
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

Signature	Title	Date
/S/ REED HASTINGS	President, Chief Executive Officer and Director (principal executive officer)	January 31, 2014
Reed Hastings

/S/ DAVID WELLS	Chief Financial Officer (principal financial and accounting officer)	January 31, 2014
David Wells

/S/ RICHARD BARTON	Director	January 31, 2014
Richard Barton

/S/ TIMOTHY M. HALEY	Director	January 31, 2014
Timothy M. Haley

/S/ JAY C. HOAG	Director	January 31, 2014
Jay C. Hoag

/S/ ANN MATHER	Director	January 31, 2014
Ann Mather

/S/ A. GEORGE BATTLE	Director	January 31, 2014
A. George Battle

/S/ LESLIE J. KILGORE	Director	January 31, 2014
Leslie J. Kilgore

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004
3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004
3.5	Certificate of Elimination of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	001-35727	3.1	December 30, 2013
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010
10.3†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.4†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.5†	Description of Director Equity Compensation Plan	8-K	000-49802	99.2	June 16, 2010
10.6†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009
10.7†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	February 1, 2013
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
23.2	Consent of KPMG LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on January 31, 2014, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2013, 2012 and 2011, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011, (iv) Consolidated Balance Sheets as of December 31, 2013 and 2012, (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2013, 2012 and 2011 and (vi) the Notes to Consolidated Financial Statements.
						X

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
† Indicates a management contract or compensatory plan