Form 10-Q
period 2014-03-31
NETFLIX INC
filed 2014-04-23
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-35727

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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2014, there were 59,940,336 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2014	March 31, 2013
Revenues	$1,270,089	$1,023,961
Cost of revenues	869,186	736,952
Marketing	137,098	119,086
Technology and development	110,310	91,975
General and administrative	55,900	44,126
Operating income	97,595	31,822
Other income (expense):
Interest expense	(10,052)	(6,740)
Interest and other income (expense)	1,401	977
Loss on extinguishment of debt	—	(25,129)
Income before income taxes	88,944	930
Provision (benefit) for income taxes	35,829	(1,759)
Net income	$53,115	$2,689
Earnings per share:
Basic	$0.89	$0.05
Diluted	$0.86	$0.05
Weighted-average common shares outstanding:
Basic	59,817	55,972
Diluted	61,548	60,146

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Net income	$53,115	$2,689
Other comprehensive income (loss):
Foreign currency translation adjustments	461	(2,289)
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $291 and $(212), respectively	467	(339)
Total other comprehensive income (loss)	928	(2,628)
Comprehensive income	$54,043	$61

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash flows from operating activities:
Net income	$53,115	$2,689
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Additions to streaming content library	(749,399)	(591,941)
Change in streaming content liabilities	42,244	9,700
Amortization of streaming content library	600,735	485,740
Amortization of DVD content library	16,121	18,237
Depreciation and amortization of property, equipment and intangibles	12,382	12,051
Stock-based compensation expense	25,825	17,746
Excess tax benefits from stock-based compensation	(32,732)	(11,615)
Other non-cash items	2,196	1,750
Loss on extinguishment of debt	—	25,129
Deferred taxes	(13,103)	(6,748)
Changes in operating assets and liabilities:
Other current assets	35,066	(5,727)
Accounts payable	22,812	17,019
Accrued expenses	(442)	(4,132)
Deferred revenue	14,248	9,406
Other non-current assets and liabilities	7,291	8,446
Net cash provided by (used in) operating activities	36,359	(12,250)
Cash flows from investing activities:
Acquisition of DVD content library	(14,914)	(21,193)
Purchases of property and equipment	(13,334)	(12,118)
Other assets	295	4,050
Purchases of short-term investments	(60,546)	(235,623)
Proceeds from sale of short-term investments	143,048	81,228
Proceeds from maturities of short-term investments	3,090	4,420
Net cash provided by (used in) investing activities	57,639	(179,236)
Cash flows from financing activities:
Proceeds from issuance of common stock	32,448	39,146
Proceeds from issuance of debt	400,000	500,000
Issuance costs	(6,727)	(9,414)
Redemption of debt	—	(219,362)
Excess tax benefits from stock-based compensation	32,732	11,615
Principal payments of lease financing obligations	(267)	(403)
Net cash provided by financing activities	458,186	321,582
Effect of exchange rate changes on cash and cash equivalents	301	(2,336)
Net increase in cash and cash equivalents	552,485	127,760
Cash and cash equivalents, beginning of period	604,965	290,291
Cash and cash equivalents, end of period	$1,157,450	$418,051

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,157,450	$604,965
Short-term investments	510,793	595,440
Current content library, net	1,771,410	1,706,421
Other current assets	147,131	151,937
Total current assets	3,586,784	3,058,763
Non-current content library, net	2,179,474	2,091,071
Property and equipment, net	133,473	133,605
Other non-current assets	148,375	129,124
Total assets	$6,048,106	$5,412,563
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$1,844,897	$1,775,983
Accounts payable	133,883	108,435
Accrued expenses	54,858	54,018
Deferred revenue	230,015	215,767
Total current liabilities	2,263,653	2,154,203
Non-current content liabilities	1,321,879	1,345,590
Long-term debt	900,000	500,000
Other non-current liabilities	84,216	79,209
Total liabilities	4,569,748	4,079,002
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at March 31, 2014 and December 31, 2013; 59,940,336 and 59,607,001 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	60	60
Additional paid-in capital	868,195	777,441
Accumulated other comprehensive income	4,503	3,575
Retained earnings	605,600	552,485
Total stockholders’ equity	1,478,358	1,333,561
Total liabilities and stockholders’ equity	$6,048,106	$5,412,563

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (the “SEC”) on February 3, 2014. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the amortization policy for the streaming content library; the recognition and measurement of income tax assets and liabilities; and the valuation of stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. Interim results are not necessarily indicative of the results for a full year.
The Company is organized into three operating segments: Domestic streaming, International streaming and Domestic DVD. A majority of the Company’s revenues are generated in the United States, and substantially all of the Company’s long-lived tangible assets are held in the United States. The Company’s revenues are derived from monthly membership fees.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

2. Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements.
Costs of revenues in the amount of $10.1 million for the three months ended March 31, 2013 related to free-trial periods that were previously allocated to “Marketing” on the Consolidated Statements of Operations have been reallocated to “Cost of revenues”. There was no impact to contribution profit or net income in any period presented and there was no impact to the Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

3. Earnings Per Share
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the assumed conversion of the Company’s Senior Convertible Notes (prior to the conversion of such notes in April 2013) and incremental shares issuable upon the assumed exercise of stock options. The computation of earnings per share is as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands, except per share data)
Basic earnings per share:
Net income	$53,115	$2,689
Shares used in computation:
Weighted-average common shares outstanding	59,817	55,972
Basic earnings per share	$0.89	$0.05

Diluted earnings per share:
Net income	$53,115	$2,689
Senior Convertible Notes interest expense, net of tax	—	49
Numerator for diluted earnings per share	$53,115	$2,738
Shares used in computation:
Weighted-average common shares outstanding	59,817	55,972
Senior Convertible Notes shares	—	2,331
Employee stock options	1,731	1,843
Weighted-average number of shares	61,548	60,146
Diluted earnings per share	$0.86	$0.05

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Employee stock options	41	450

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

	As of March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$1,069,050	$—	$—	$1,069,050
Level 1 securities:
Money market funds	94,103	—	—	94,103
Level 2 securities:
Corporate debt securities	328,233	1,333	(218)	329,348
Government securities	136,374	319	(9)	136,684
Asset backed securities	3,382	4	—	3,386
Certificate of deposits	23,425	—	—	23,425
Agency securities	17,950	—	—	17,950
Total (1)	$1,672,517	$1,656	$(227)	$1,673,946

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$483,959	$—	$—	$483,959
Level 1 securities:
Money market funds	126,208	—	—	126,208
Level 2 securities:
Corporate debt securities	316,465	1,245	(654)	317,056
Government securities	143,812	287	(18)	144,081
Asset and mortgage-backed securities	93,118	229	(418)	92,929
Certificate of deposits	23,425	—	—	23,425
Agency securities	17,951	—	(2)	17,949
Total (2)	$1,204,938	$1,761	$(1,092)	$1,205,607

(1)
Includes $1,157.5 million that is included in cash and cash equivalents, $510.8 million included in short-term investments and $5.7 million of restricted cash that is included in other non-current assets related to workers compensation deposits.

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
There were no investments in a material unrealized loss position as of March 31, 2014 or December 31, 2013, respectively. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three months ended March 31, 2014 and 2013. In addition, there were no material gross realized gains or losses in the three months ended March 31, 2014 and 2013.

The estimated fair value of short-term investments by contractual maturity as of March 31, 2014 is as follows:

(in thousands)
Due within one year	$204,050
Due after one year and through 5 years	306,743
Due after 5 years and through 10 years	—
Due after 10 years	—
Total short-term investments	$510,793

5. Balance Sheet Components
Content Library
Content library consisted of the following:

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Total content library, gross	$6,784,831	$6,474,688
Accumulated amortization	(2,833,947)	(2,677,196)
Total content library, net	3,950,884	3,797,492
Current content library, net	1,771,410	1,706,421
Non-current content library, net	$2,179,474	$2,091,071

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

		As of
		March 31, 2014	December 31, 2013
		(in thousands)
Computer equipment	3 years	$110,411	$102,867
Operations and other equipment	5 years	96,180	96,361
Software	3 years	35,589	36,439
Furniture and fixtures	3 years	22,595	21,011
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	53,064	51,194
Capital work-in-progress		9,584	8,643
Property and equipment, gross		368,104	357,196
Less: Accumulated depreciation		(234,631)	(223,591)
Property and equipment, net		$133,473	$133,605

6. Long-term Debt
Senior Convertible Notes
In November 2011, the Company issued $200.0 million aggregate principal amount of zero coupon Senior Convertible Notes due on December 1, 2018 (the “Convertible Notes”) in a private placement offering to TCV VII, L.P., TCV VII(A), L.P. and TCV Member Fund, L.P. A general partner of these funds also serves on the Company’s Board of Directors, and as such, the issuance of the notes was considered a related party transaction. At any time following May 28, 2012, the Company could have elected to cause the conversion of the Convertible Notes into shares of the Company’s common stock when specified conditions were satisfied, including that the daily volume weighted-average price of the Company’s common stock was equal to or greater than $111.54 for at least 50 trading days during a 65 trading day period prior to the conversion date.

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
5.375% Senior Notes
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
The 5.375% Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. At March 31, 2014 and December 31, 2013 the Company was in compliance with these covenants.
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
Based on quoted market prices in less active markets (a Level 2 input for this financial instrument), the fair value of the 5.375% Notes as of March 31, 2014 and December 31, 2013 was approximately $525.0 million and $506.3 million, respectively.
5.750% Senior Notes

In February 2014, the Company issued $400.0 million aggregate principal amount of 5.750% Senior Notes due 2024 (the "5.750% Notes"). The 5.750% Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at a rate of 5.750% per annum on March 1 and September 1 of each year, commencing on September 1, 2014. The 5.750% Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the 5.750% Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest plus a make-whole payment equivalent to the present value of the remaining interest payments through maturity.
The 5.750% Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. At March 31, 2014 the Company was in compliance with these covenants.
The net proceeds to the Company were $392.9 million. Debt issuance costs of $7.1 million (of which $0.4 million were unpaid as of March 31, 2014) were recorded in "Other non-current assets" on the Consolidated Balance Sheets and are amortized over the term of the notes as "Interest expense" on the Consolidated Statements of Operations.
Based on quoted market prices in less active markets (a Level 2 input for this financial instrument), the fair value of the 5.750% Notes as of March 31, 2014 was approximately $414.0 million.

7. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of March 31, 2014, 3.3 million shares were reserved for future grants under the 2011 Stock Plan.

A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances as of December 31, 2013	3,406,317	3,526,898	$95.25
Granted	(116,439)	116,439	407.31
Exercised		(333,335)	97.34
Balances as of March 31, 2014	3,289,878	3,310,002	106.01	5.98	$821,101
Vested and exercisable at March 31, 2014		3,310,002	106.01	5.98	$821,101

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2014. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended March 31, 2014 and 2013 was $101.5 million and $50.0 million, respectively.
Cash received from option exercises for the three months ended March 31, 2014 and 2013 was $32.4 million and $39.1 million, respectively.
Stock-Based Compensation
The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model:

	Three Months Ended
	March 31, 2014	March 31, 2013
Dividend yield	—%	—%
Expected volatility	48%	54%
Risk-free interest rate	2.83%	1.87%
Suboptimal exercise factor	2.66 - 4.07	2.33 - 3.59

The Company bifurcates its option grants into two employee groupings (executive and non-executive) and considers several factors, including the historical option exercise behavior, the contractual terms and vesting periods of the options granted, in determining the suboptimal exercise factor.
The weighted-average fair value of employee stock options granted during the three months ended March 31, 2014 and 2013 was $221.79 and $72.71 per share, respectively.
Stock-based compensation expense related to stock option plans was $25.8 million and $17.7 million for the three months ended March 31, 2014 and 2013, respectively. The total income tax benefit recognized in the income statement related to stock option plans was $9.9 million and $6.8 million for the three months ended March 31, 2014 and 2013, respectively.

8. Accumulated Other Comprehensive Income

The following table summarizes the changes in accumulated balances of other comprehensive income, net of tax for the three months ended March 31, 2014:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of December 31, 2013	$3,153	$422	$3,575
Other comprehensive income before reclassifications	461	648	1,109
Amounts reclassified from accumulated other comprehensive income	—	(181)	(181)
Net increase in other comprehensive income	461	467	928
Balance as of March 31, 2014	$3,614	$889	$4,503

All amounts reclassified from accumulated other comprehensive income were related to gains (losses) on available-for-sale securities. These reclassifications impacted "Interest and other income (expense)" on the Consolidated Statements of Operations.

9. Income Taxes
The effective tax rates (benefit) for the three months ended March 31, 2014 and 2013 were 40% and (189)%, respectively. The effective tax rate for the three months ended March 31, 2014 differed from the federal statutory rate primarily due to state taxes, foreign taxes and nondeductible expenses. The effective tax (benefit) for the three months ended March 31, 2013 differed from the federal statutory rate primarily due to a discrete benefit recorded for Federal R&D credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extended the Federal R&D credit from January 1, 2012 through December 31, 2013. As a result, the Company recognized the retroactive benefit of the 2012 Federal R&D credit of approximately $3.1 million as a discrete item in the first quarter of 2013, the period in which the legislation was enacted.
The increase in our effective tax rates for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily attributable to the expiration of the Federal R&D tax credit on December 31, 2013 and from the significant effective tax (benefit) resulting from the discrete benefit recorded for the retroactive benefit of the 2012 Federal R&D credit in the three months ended March 31, 2013.
Gross unrecognized tax benefits were $73.4 million and $68.2 million as of March 31, 2014 and December 31, 2013, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $61.1 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as “Other non-current liabilities” on the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision (benefit) for income taxes" on the Consolidated Statements of Operations. As of March 31, 2014, the total amount of gross interest and penalties accrued was $4.1 million, and is classified as “Other non-current liabilities” on the Consolidated Balance Sheets.
Deferred tax assets include $19.9 million and $21.5 million classified as “Other current assets” and $83.5 million and $69.1 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of March 31, 2014 and December 31, 2013, it was considered more likely than not that substantially all deferred tax assets would be realized, and no significant valuation allowance was recorded.
Income tax benefits attributable to the exercise of employee stock options of $32.5 million and $11.3 million, during the three months ended March 31, 2014 and 2013, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets.
The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2008 through 2011. The IRS has completed its Field Exam of the 2008 and 2009 federal tax returns and has issued a Revenue Agent Report with a proposed assessment primarily related to the Company's R&D Credits claimed in those years. The Company has filed a protest against the proposed assessment and is currently awaiting the commencement of the IRS Appeals process. The IRS Field Exam of the 2010 and 2011 federal tax returns is in process. The 2012 federal tax return remains subject to examination by the IRS.
The Company is also currently under examination by the state of California for the years 2006 and 2007. California has completed its Field Exam of the 2006 and 2007 California tax returns and has issued a Notice of Proposed Assessment primarily related to our R&D Credits claimed in those years. The Company has filed a protest against the proposed assessment and is currently awaiting the commencement of the Protest process with the Franchise Tax Board. The years 1997 through 2005, as well as 2008 through 2012, remain subject to examination by the state of California.
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

10. Commitments and Contingencies

Streaming Content
At March 31, 2014, the Company had $7.1 billion of obligations comprised of $1.8 billion included in "Current content liabilities" and $1.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $4.0 billion of obligations that are not reflected on the Consolidated Balance Sheets.
At December 31, 2013, the Company had $7.3 billion of obligations comprised of $1.8 billion included in "Current content liabilities" and $1.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $4.2 billion of obligations that are not reflected on the Consolidated Balance Sheets.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
Less than one year	$3,055,127	$2,972,325
Due after one year and through 3 years	3,393,761	3,266,907
Due after 3 years and through 5 years	630,518	929,645
Due after 5 years	43,803	83,284
Total streaming content obligations	$7,123,209	$7,252,161

A streaming content obligation is incurred at the time the Company signs a license agreement to obtain future titles. Once a title becomes available, a content liability is generally recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and / or fees for which are not yet determinable as of the reporting date. Because the amount is not reasonably estimable, the Company does not include any estimated obligation for these future titles beyond the known minimum amount. However, the unknown obligations are expected to be significant and the expected timing of payments could range from less than one year to more than five years.
The Company has entered into certain licenses with performing rights organizations ("PROs"), and is currently involved in negotiations with other PROs, that hold certain rights to music and other entertainment works "publicly performed" in connection with streaming content into various territories. Accruals for estimated license fees are recorded and then adjusted based on any change in estimates. These amounts are included in the streaming content obligations. The results of these negotiations are uncertain and may be materially different from management's estimates.
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
On January 13, 2012, the first of three purported shareholder class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Two additional purported shareholder class action lawsuits were filed in the same court on January 27, 2012 and February 29, 2012 alleging substantially similar claims.  These lawsuits were consolidated into In re Netflix, Inc., Securities Litigation, Case No. 3:12-cv-00225-SC, and the Court selected lead plaintiffs. On June 26, 2012, lead plaintiffs filed a consolidated complaint which alleged violations of the federal securities laws. The Court dismissed the consolidated complaint with leave to amend on February 13, 2013. Lead plaintiffs filed a first amended consolidated complaint on March 22, 2013. The Court dismissed the first amended consolidated complaint with prejudice on August 20, 2013, and judgment was entered on September 27, 2013. Lead plaintiffs filed a motion to alter or amend the judgment and requested leave to file a second amended complaint on October 25, 2013. On January 17, 2014, the Court denied that motion. On February 18, 2014, plaintiffs appealed that decision to the Unites States Court of Appeals for the Ninth Circuit.

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
The Domestic and International streaming segments derive revenues from monthly membership fees for services consisting solely of streaming content. The Domestic DVD segment derives revenues from monthly membership fees for services consisting solely of DVD-by-mail. Revenues and the related payment card fees are attributed to the operating segment based on the nature of the underlying membership (streaming or DVD) and the geographic region from which the membership originates. There are no internal revenue transactions between the Company’s reporting segments.
Cost of revenues are primarily attributed to the operating segment based on the amounts directly incurred by the segment to obtain content and deliver it to the specific region. Marketing expenses are primarily comprised of advertising expenses which are generally included in the segment in which the expenditures are directly incurred.
The Company's long-lived tangible assets were located as follows:

	As of
	March 31, 2014	December 31, 2013
	(in thousands)
United States	$126,330	$126,455
International	7,143	7,150
The following tables represent segment information for the three months ended March 31, 2014 and 2013:

	As of/ Three months ended March 31, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	35,674	12,683	6,652	—
Revenues	$798,617	$267,118	$204,354	$1,270,089
Cost of revenues	517,094	245,267	106,825	869,186
Marketing	80,258	56,840	—	137,098
Contribution profit (loss)	$201,265	$(34,989)	$97,529	$263,805
Other operating expenses				166,210
Operating income				97,595
Other income (expense)				(8,651)
Provision for income taxes				35,829
Net income				$53,115

	As of/ Three months ended March 31, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	29,174	7,142	7,983	—
Revenues	$638,649	$142,019	$243,293	$1,023,961
Cost of revenues	440,334	166,892	129,726	736,952
Marketing	66,965	52,047	74	119,086
Contribution profit (loss)	$131,350	$(76,920)	$113,493	$167,923
Other operating expenses				136,101
Operating income				31,822
Other income (expense)				(30,892)
Benefit for income taxes				(1,759)
Net income				$2,689
The following table represents the amortization of the content library:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
Three months ended March 31,	(in thousands)
2014	$386,315	$214,420	$16,121	$616,856
2013	335,748	149,992	18,237	503,977
The following table represents total content library, net:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
As of March 31, 2014	$3,009,260	$918,979	$22,645	$3,950,884
As of December 31, 2013	2,973,023	804,690	19,779	3,797,492

(1)
A membership (also referred to as a subscription) is defined as the right to receive either the Netflix streaming service or Netflix DVD service. Memberships are assigned to territories based on the geographic location used at time of sign up as determined by the Company's internal systems, which utilize industry standard geo-location technology. The Company offers free-trial memberships to new and certain rejoining members. For inclusion in the definition of a member in the above metrics, a method of payment is required to be provided even during the free-trial period. Total members therefore include those who are on a free-trial and have provided a method of payment. A membership would be canceled and cease to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the monthly membership period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; investments in content, including original content; international expansion and investments related thereto; cash use in connection with content acquisitions and international expansion; deferred tax assets; future pricing changes; accessing and obtaining additional capital and future contractual obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. These forward-looking statements can be identified by our use of words such as "anticipate," "expect," "will," "may" and derivations thereof. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 3, 2014, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.
Investors and others should note that we announce material financial information to our investors using our investor relations website (http://ir.netflix.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the United States ("U.S.") social media channels listed on our investor relations website.

Overview
We are the world’s leading Internet television network with more than 48 million streaming members in over 40 countries enjoying more than two billion hours of TV shows and movies per month, including original series. Our members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
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
Our core strategy is to grow our streaming subscription business domestically and internationally. We are continuously improving our members' experience - expanding our streaming content, with a focus on programming an overall mix of content that delights our customers, enhancing our user interface and extending our streaming service to even more Internet-connected devices while staying within the parameters of our consolidated net income and operating segment contribution profit (loss) targets.
Our current view is to increase the monthly membership fee for our streaming plans by one to two dollars, depending on the country, in the second quarter of 2014 for new members only. Existing members would stay at current pricing for a generous time period. We believe these changes will enable us to acquire more content and deliver an even better streaming experience.

Results of Operations

The following represents our consolidated performance highlights:

	Three Months Ended		Change
	March 31, 2014	March 31, 2013	Q1'14 vs. Q1'13
	(in thousands)
Revenues	$1,270,089	$1,023,961	24%
Operating income	97,595	31,822	207%
Net income	53,115	2,689	1,875%
Free cashflow (1)	8,406	(41,511)	120%

(1)	See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “free cash flow” to “net cash provided by operating activities.”

Consolidated revenues for the three months ended March 31, 2014 increased $246.1 million as compared to the three months ended March 31, 2013 due to growth in streaming members, both internationally and domestically. Operating income and net income increased $65.8 million and $50.4 million, respectively, due to the increase in revenues, partially offset by an increase in the cost of revenues due to increased content licensing expenses relating to our existing and new streaming content.

The excess of net income over free cash flow has remained flat from $44.2 million for the three months ended March 31, 2013 to $44.7 million for the three months ended March 31, 2014, primarily due to the increase in consolidated revenues offset by an increase in cash payments for streaming content.

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

•
We have demonstrated our ability to grow contribution margin as evidenced by the increase in contribution margin from 12% when we first began separately reporting Domestic streaming results in the fourth quarter of 2011 to 25% in the first quarter of 2014. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment. Investments in content and marketing associated with the International streaming segment will continue to fluctuate dependent upon the number of International territories in which our streaming service is offered and the timing of the launch of new territories.

•	As we grow our streaming segments, we continue to shift spending away from the Domestic DVD segment to invest more in streaming content and marketing for our streaming services.

Domestic Streaming Segment
Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

	As of/ Three Months Ended		Change
	March 31, 2014	March 31, 2013	Q1'14 vs. Q1'13
	(in thousands, except percentages)
Members:
Net additions	2,254	2,028	11%
Members at end of period	35,674	29,174	22%
Paid members at end of period	34,377	27,913	23%

Contribution profit:
Revenues	$798,617	$638,649	25%
Cost of revenues	517,094	440,334	17%
Marketing	80,258	66,965	20%
Contribution profit	201,265	131,350	53%
Contribution margin	25%	21%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content offered through a membership plan. Our Domestic streaming membership plans are priced primarily at $7.99 per month. In the second quarter of 2013, we introduced membership plans priced at $11.99 per month under which members can stream content on up to four devices concurrently. New member additions and revenue related to $11.99 membership plans were not material for the three months ended March 31, 2014. The $160.0 million increase in our domestic streaming revenues was due to the 24% growth in the average number of paid memberships.
The $76.8 million increase in domestic streaming cost of revenues was primarily due to the $50.3 million increase in content licensing expenses relating to our existing and new streaming content including more exclusive and original programming. In addition, content delivery expenses increased by $15.1 million and other costs, such as payment processing fees and customer service call centers, increased $11.4 million due to our growing member base.
Marketing expenses increased $13.3 million primarily due to an increase in advertising partially offset by a decrease in payments to affiliates.
Our Domestic streaming segment had a contribution margin of 25% for the three months ended March 31, 2014, which increased as compared to the contribution margin of 21% for the three months ended March 31, 2013, as a result of growing memberships and revenue faster than content and marketing spending.

International Streaming Segment
Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

	As of /Three Months Ended		Change
	March 31, 2014	March 31, 2013	Q1'14 vs. Q1'13
	(in thousands, except percentages)
Members:
Net additions	1,753	1,021	72%
Members at end of period	12,683	7,142	78%
Paid members at end of period	11,755	6,331	86%

Contribution profit (loss):
Revenues	$267,118	$142,019	88%
Cost of revenues	245,267	166,892	47%
Marketing	56,840	52,047	9%
Contribution loss	(34,989)	(76,920)	(55)%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content offered through a membership plan. Our International streaming membership plans are priced primarily at the equivalent of USD $7 to $14 per month. We launched our streaming service in Canada in September 2010 and have continuously expanded our services internationally with launches in Latin America in September 2011, the U.K. and Ireland in January 2012, Finland, Denmark, Sweden and Norway in October 2012 and the Netherlands in September 2013. We plan to continue to expand our services internationally and expect a substantial European expansion in the second half of 2014.
The $125.1 million increase in our international revenues was primarily due to the 91% growth in the average number of paid international memberships. Average paid international streaming memberships account for 25% of total average paid streaming memberships as of March 31, 2014, as compared to 17% of total average paid streaming memberships as of March 31, 2013.
The $78.4 million increase in international cost of revenues was primarily due to a $67.7 million increase in content licensing expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $10.7 million primarily due to increases in our content delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses for the three months ended March 31, 2014 increased $4.8 million as compared to the three months ended March 31, 2013 mainly due to expenses incurred in the Netherlands, which launched in the third quarter of 2013.
International contribution losses improved $41.9 million for March 31, 2014 as compared to March 31, 2013, as a result of growing memberships and revenues faster than content and marketing spending. Our International streaming segment does not benefit from the established member base that exists for the Domestic segments. As a result of having to build a member base from zero, investments in streaming content and marketing programs for our International segment are larger initially relative to revenues, in particular as new territories are launched. The contribution losses for our International segment have been significant due to investments in streaming content and marketing programs to drive membership growth and viewing in our international markets.

Domestic DVD Segment
Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

	As of/ Three Months Ended		Change
	March 31, 2014	March 31, 2013	Q1'14 vs. Q1'13
	(in thousands, except percentages)
Members:
Net losses	(278)	(241)	15%
Members at end of period	6,652	7,983	(17)%
Paid members at end of period	6,509	7,827	(17)%

Contribution profit:
Revenues	$204,354	$243,293	(16)%
Cost of revenues	106,825	129,726	(18)%
Marketing	—	74	(100)%
Contribution profit	97,529	113,493	(14)%
Contribution margin	48%	47%

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
The $38.9 million decrease in our domestic DVD revenues was due to a 16% decrease in the average number of paid memberships.
The $22.9 million decrease in domestic DVD cost of revenues was primarily due to a $4.8 million decrease in content acquisition expenses and a $12.5 million decrease in content delivery expenses resulting from a 22% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships coupled with a decrease in usage by these members. Other costs, primarily those associated with content processing and customer service center expenses, decreased $5.6 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.

Our Domestic DVD segment had a contribution margin of 48% for the three months ended March 31, 2014, and was relatively flat as compared to the three months ended March 31, 2013.

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
Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

	Three Months Ended		Change
	March 31, 2014	March 31, 2013	Q1'14 vs. Q1'13
	(in thousands, except percentages)
Technology and development	$110,310	$91,975	20%
As a percentage of revenues	9%	9%

The $18.3 million increase in technology and development expenses was primarily due to a $19.4 million increase in personnel-related costs including stock-based compensation expense resulting from an 8% growth in average headcount supporting continued improvements in our streaming service and our international expansion, coupled with an increase in employee compensation and an increase in participation in our stock option plan.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.
Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

	Three Months Ended		Change
	March 31, 2014	March 31, 2013	Q1'14 vs. Q1'13
	(in thousands, except percentages)
General and administrative	$55,900	$44,126	27%
As a percentage of revenues	4%	4%

General and administrative expenses increased $11.8 million primarily due to a $13.7 million increase in personnel related costs including stock-based compensation expense resulting from a 33% increase in average headcount to support our growth, coupled with an increase in employee compensation and an increase in participation in our stock option plan. This increase was offset by a decrease in costs associated with miscellaneous expenses related to the use of outside and professional services, taxes and insurance for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Interest Expense
Interest expense consists primarily of the interest associated with outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.
Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

	Three Months Ended		Change
	March 31, 2014	March 31, 2013	Q1'14 vs. Q1'13
	(in thousands, except percentages)
Interest expense	$(10,052)	$(6,740)	49%
As a percentage of revenues	1%	1%

Interest expense for the three months ended March 31, 2014 consisted primarily of $9.3 million of interest accrued on our notes. The increase in interest expense for the three months ended March 31, 2014 as compared the three months ended March 31, 2013 was due to the higher aggregate principal of interest bearing notes outstanding.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on cash, cash equivalents and short-term investments and foreign exchange gains and losses on foreign currency denominated balances.
Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

	Three Months Ended		Change
	March 31, 2014	March 31, 2013	Q1'14 vs. Q1'13
(in thousands, except percentages)
Interest and other income (expense)	$1,401	$977	43%
As a percentage of revenues	NM	NM

Interest and other income (expense) increased for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 due to an increase in interest income and a decrease in foreign exchange losses on foreign currency denominated balances.
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
Provision (Benefit) for Income Taxes
The effective tax rates (benefit) for the three months ended March 31, 2014 and 2013 were 40% and (189)%, respectively. The effective tax rate for the three months ended March 31, 2014 differed from the federal statutory rate primarily due to state taxes, foreign taxes and nondeductible expenses. The effective tax (benefit) for the three months ended March 31, 2013 differed from the federal statutory rate primarily due to a discrete benefit recorded for Federal R&D credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extended the Federal R&D credit from January 1, 2012 through December 31, 2013. As a result, the Company recognized the retroactive benefit of the 2012 Federal R&D credit of approximately $3.1 million as a discrete item in the first quarter of 2013, the period in which the legislation was enacted.
The increase in our effective tax rates for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 was primarily attributable to the expiration of the Federal R&D tax credit on December 31, 2013 and from the significant effective tax (benefit) resulting from the discrete benefit recorded for the retroactive benefit of the 2012 Federal R&D credit in the three months ended March 31, 2013.
Liquidity and Capital Resources
Cash, cash equivalents and short-term investments were $1,668.2 million and $1,200.4 million at March 31, 2014 and December 31, 2013, respectively. In February 2014, we issued $400.0 million aggregate principal amount of 5.750% Senior Notes due 2024 (the "5.750% Notes"). In February 2013, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "5.375% Notes"). We used approximately $224.5 million of the net proceeds to redeem our outstanding 8.50% Notes, including a $19.4 million make-whole premium and $5.1 million of accrued and unpaid interest.

Our primary uses of cash include licensing of content, content delivery, marketing programs and payroll. We expect to continue to make significant investments to license streaming content both domestically and internationally and in 2014 expect to substantially increase our investment in original content. Original content and content that is licensed in an earlier window through an output arrangement will typically, depending upon the terms, require more up-front cash payments relative to the expense and, therefore, future investments could impact our liquidity and result in a use of operating cash. We also expect to significantly increase our investments in international expansion, including substantial expansion in Europe in the second half of 2014.
Our ability to obtain any additional financing that we may choose to, or need to, obtain to finance our international expansion, our investment in original content or otherwise, will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
As of March 31, 2014, $80.6 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the amount associated with undistributed earnings for certain foreign subsidiaries.
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
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expenses, non-cash stock-based compensation expense and other working capital differences which include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members settle quickly and deferred revenue is a source of cash flow. For streaming content, we typically enter into multi-year licenses with various content providers that may result in an increase in content library and a corresponding increase in liabilities on the Consolidated Balance Sheets. The payment terms for these license fees may extend over the term of the license agreements, which typically range from six months to five years.
Three months ended March 31, 2014 as compared to the three months ended March 31, 2013

	Three Months Ended
	March 31, 2014	March 31, 2013
	(in thousands)
Net cash provided by (used in) operating activities	$36,359	$(12,250)
Net cash provided by (used in) investing activities	57,639	(179,236)
Net cash provided by financing activities	458,186	321,582

Non-GAAP free cash flow reconciliation:
Net cash provided by (used in) operating activities	36,359	(12,250)
Acquisition of DVD content library	(14,914)	(21,193)
Purchases of property and equipment	(13,334)	(12,118)
Other assets	295	4,050
Non-GAAP free cash flow	$8,406	$(41,511)

Cash provided by operating activities increased $48.6 million, primarily due to an increase in subscription revenues of $246.1 million or 24%. This increase was partially offset by increased payments for content acquisition and licensing other than DVD library of $132.8 million or 21% as well as increased payments associated with higher operating expenses.
Cash provided by investing activities increased $236.9 million, primarily due to a decrease of $235.6 million in purchases of short-term investments, net of proceeds from sales and maturities.
Cash provided by financing activities increased $136.6 million primarily due to the $393.3 million net proceeds from the issuance of the 5.750% Notes in the three months ended March 31, 2014 compared to the $490.6 million net proceeds from the issuance of the 5.375% Notes less the $219.4 million redemption of our 8.50% Notes in the three months ended March 31, 2013. Cash provided by financing activities for the three months ended March 31, 2014 primarily consisted of cash flows from the issuance of the 5.750% Senior Notes.
Free cash flow was $44.7 million lower than net income for the three months ended March 31, 2014 primarily due to $110.6 million of content cash payments over expense, partially offset by $25.8 million of non-cash stock-based compensation expense and $40.1 million favorable working capital differences.
Free cash flow was $44.2 million lower than net income for the three months ended March 31, 2013 primarily due to $97.2 million of content cash payments over expense partially offset by $17.7 million non-cash stock-based compensation expense, $10.2 million favorable other working capital differences and $25.1 million loss on debt extinguishment (a financing activity).

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of March 31, 2014. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at March 31, 2014:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$7,123,209	$3,055,127	$3,393,761	$630,518	$43,803
Debt (2)	1,316,524	50,514	99,750	99,750	1,066,510
Lease obligations (3)	198,946	26,220	54,526	35,115	83,085
Other purchase obligations (4)	311,843	146,304	150,914	14,625	—
Total	$8,950,522	$3,278,165	$3,698,951	$780,008	$1,193,398

(1)
Streaming content obligations are related to streaming content licenses. As of March 31, 2014, such obligations were comprised of $1.8 billion included in "Current content liabilities" and $1.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $4.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.

A streaming content obligation is incurred at the time we sign a license agreement to obtain future titles. Once a title becomes available, a content liability is generally recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and / or fees for which are not yet determinable as of the reporting date. Because the amount is not reasonably estimable, we do not include any estimated obligation for these future titles beyond the known minimum amount. However, the unknown obligations are expected to be significant and the expected timing of payments could range primarily from one year to more than five years.

(2)	Long-term debt obligations include our 5.375% Notes and 5.750% Notes consisting of principal and interest payments.

(3)
Lease obligations include lease financing obligations of $11.3 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes and commitments of $187.6 million for facilities under non-cancelable operating leases with various expiration dates through approximately 2025, including commitments of $121.2 million for facilities lease agreements which will commence after the leased buildings have been constructed.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming content delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of March 31, 2014, we had gross unrecognized tax benefits of $73.4 million and an additional $4.1 million for gross interest and penalties classified as “Other non-current liabilities” on the Consolidated Balance Sheets. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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

Streaming Content
We license rights to stream TV shows, movies, and original content to members for unlimited viewing. These licenses are for a fixed fee and specify license windows that generally range from six months to five years. Payment terms may extend over the license window, or may require more up-front payments as is typically the case for original content and content that is licensed in an earlier window through an output arrangement.
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
We have entered into certain licenses with performing rights organizations ("PROs"), and are currently involved in negotiations with other PROs, that hold certain rights to music and other entertainment works "publicly performed" in connection with streaming content into various territories. Accruals for estimated license fees are recorded and then adjusted based on any changes in estimates. These amounts are included in the streaming content obligations. The results of these negotiations are uncertain and may be materially different from management's estimates.

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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At March 31, 2014, our estimated gross unrecognized tax benefits were $73.4 million of which $61.1 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

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

•
Expected Volatility:  Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods thereby precluding sole reliance on implied volatility. An increase of 10% in our computation of expected volatility would increase the total stock-based compensation expense by approximately $2.0 million for the three months ended March 31, 2014.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives. An increase in the suboptimal exercise factor of 10% would increase the total stock-based compensation expense by approximately $0.6 million for the three months ended March 31, 2014.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates and foreign currency, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013. Our exposure to market risk has not changed significantly since December 31, 2013.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 10 in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Item 6.	Exhibits
(a) Exhibits:

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

3.5	Certificate of Elimination of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	001-35727	3.1	December 30, 2013

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013

4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.4†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.5†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.6†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.7†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	001-35727	10.7	January 31, 2013

10.8	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on April 23, 2014, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013 (iii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.
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

NETFLIX, INC.
Dated: April 23, 2014	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: April 23, 2014	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

3.5	Certificate of Elimination of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	001-35727	3.1	December 30, 2013

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013

4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.4†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.5†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.6†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.7†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	001-35727	10.7	February 1, 2013

10.8	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on April 23, 2014, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2014 and 2013 (iii) Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.