Form 10-Q
period 2014-06-30
NETFLIX INC
filed 2014-07-22
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, there were 60,091,015 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Revenues	$1,340,407	$1,069,372	$2,610,496	$2,093,333
Cost of revenues	914,848	760,674	1,784,034	1,497,626
Marketing	120,763	114,611	257,861	233,697
Technology and development	115,182	93,126	225,492	185,101
General and administrative	60,014	43,844	115,914	87,970
Operating income	129,600	57,117	227,195	88,939
Other income (expense):
Interest expense	(13,328)	(7,528)	(23,380)	(14,268)
Interest and other income (expense)	1,100	(2,940)	2,501	(1,963)
Loss on extinguishment of debt	—	—	—	(25,129)
Income before income taxes	117,372	46,649	206,316	47,579
Provision for income taxes	46,354	17,178	82,183	15,419
Net income	$71,018	$29,471	$124,133	$32,160
Earnings per share:
Basic	$1.18	$0.51	$2.07	$0.56
Diluted	$1.15	$0.49	$2.02	$0.53
Weighted-average common shares outstanding:
Basic	59,996	58,192	59,907	57,089
Diluted	61,634	60,590	61,592	60,369

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Net income	$71,018	$29,471	$124,133	$32,160
Other comprehensive income (loss):
Foreign currency translation adjustments	1,918	30	2,379	(2,259)
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $51, $(1,239), $342, and $(1,451), respectively	81	(1,985)	548	(2,324)
Total other comprehensive income (loss)	1,999	(1,955)	2,927	(4,583)
Comprehensive income	$73,017	$27,516	$127,060	$27,577

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Cash flows from operating activities:
Net income	$71,018	$29,471	$124,133	$32,160
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to streaming content library	(813,314)	(593,454)	(1,562,713)	(1,185,395)
Change in streaming content liabilities	78,359	7,284	120,603	16,984
Amortization of streaming content library	639,037	510,250	1,239,772	995,990
Amortization of DVD content library	16,923	17,709	33,044	35,946
Depreciation and amortization of property, equipment and intangibles	12,977	12,026	25,359	24,077
Stock-based compensation expense	29,285	17,955	55,110	35,701
Excess tax benefits from stock-based compensation	(14,628)	(20,368)	(47,360)	(31,983)
Other non-cash items	3,251	1,188	5,447	2,938
Loss on extinguishment of debt	—	—	—	25,129
Deferred taxes	(16,569)	(2,040)	(29,672)	(8,788)
Changes in operating assets and liabilities:
Other current assets	(20,685)	33,762	14,381	28,035
Accounts payable	(3,086)	(5,138)	19,726	11,881
Accrued expenses	59,008	10,494	58,566	6,362
Deferred revenue	11,315	7,693	25,563	17,099
Other non-current assets and liabilities	3,133	7,111	10,424	15,557
Net cash provided by operating activities	56,024	33,943	92,383	21,693
Cash flows from investing activities:
Acquisition of DVD content library	(20,981)	(14,023)	(35,895)	(35,216)
Purchases of property and equipment	(19,869)	(8,088)	(33,203)	(20,206)
Other assets	1,129	1,087	1,424	5,137
Purchases of short-term investments	(170,908)	(146,050)	(231,454)	(381,673)
Proceeds from sale of short-term investments	89,662	33,979	232,710	115,207
Proceeds from maturities of short-term investments	92,014	5,410	95,104	9,830
Net cash (used in) provided by investing activities	(28,953)	(127,685)	28,686	(306,921)
Cash flows from financing activities:
Proceeds from issuance of common stock	14,469	28,846	46,917	67,992
Proceeds from issuance of debt	—	—	400,000	500,000
Issuance costs	(353)	—	(7,080)	(9,414)
Redemption of debt	—	—	—	(219,362)
Excess tax benefits from stock-based compensation	14,628	20,368	47,360	31,983
Principal payments of lease financing obligations	(271)	(255)	(538)	(658)
Net cash provided by financing activities	28,473	48,959	486,659	370,541
Effect of exchange rate changes on cash and cash equivalents	1,250	(2,590)	1,551	(4,926)
Net increase (decrease) in cash and cash equivalents	56,794	(47,373)	609,279	80,387
Cash and cash equivalents, beginning of period	1,157,450	418,051	604,965	290,291
Cash and cash equivalents, end of period	$1,214,244	$370,678	$1,214,244	$370,678

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,214,244	$604,965
Short-term investments	500,121	595,440
Current content library, net	1,786,341	1,706,421
Other current assets	167,674	151,937
Total current assets	3,668,380	3,058,763
Non-current content library, net	2,348,796	2,091,071
Property and equipment, net	141,715	133,605
Other non-current assets	166,931	129,124
Total assets	$6,325,822	$5,412,563
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$1,858,020	$1,775,983
Accounts payable	137,226	108,435
Accrued expenses	98,548	54,018
Deferred revenue	241,330	215,767
Total current liabilities	2,335,124	2,154,203
Non-current content liabilities	1,390,770	1,345,590
Long-term debt	900,000	500,000
Other non-current liabilities	90,223	79,209
Total liabilities	4,716,117	4,079,002
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at June 30, 2014 and December 31, 2013; 60,091,015 and 59,607,001 issued and outstanding at June 30, 2014 and December 31, 2013, respectively	60	60
Additional paid-in capital	926,525	777,441
Accumulated other comprehensive income	6,502	3,575
Retained earnings	676,618	552,485
Total stockholders’ equity	1,609,705	1,333,561
Total liabilities and stockholders’ equity	$6,325,822	$5,412,563

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
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.

2. Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements.
Costs of revenues in the amount of $7.1 million and $17.2 million for the three and six months ended June 30, 2013, respectively, related to free-trial periods that were previously allocated to “Marketing” on the Consolidated Statements of Operations have been reallocated to “Cost of revenues”. There was no impact to contribution profit or net income in any period presented and there was no impact to the Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

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

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands, except per share data)
Basic earnings per share:
Net income	$71,018	$29,471	$124,133	$32,160
Shares used in computation:
Weighted-average common shares outstanding	59,996	58,192	59,907	57,089
Basic earnings per share	$1.18	$0.51	$2.07	$0.56

Diluted earnings per share:
Net income	$71,018	$29,471	$124,133	$32,160
Senior Convertible Notes interest expense, net of tax	—	—	—	49
Numerator for diluted earnings per share	$71,018	$29,471	$124,133	$32,209
Shares used in computation:
Weighted-average common shares outstanding	59,996	58,192	59,907	57,089
Senior Convertible Notes shares	—	564	—	1,442
Employee stock options	1,638	1,834	1,685	1,838
Weighted-average number of shares	61,634	60,590	61,592	60,369
Diluted earnings per share	$1.15	$0.49	$2.02	$0.53

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
	(in thousands)
Employee stock options	99	318	70	384

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

	As of June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$1,113,853	$—	$—	$1,113,853
Level 1 securities:
Money market funds	106,094	—	—	106,094
Level 2 securities:
Corporate debt securities	309,328	1,266	(17)	310,577
Government securities	163,871	311	(1)	164,181
Asset backed securities	1,534	1	—	1,535
Certificate of deposits and commercial paper	23,828	—	—	23,828
Total (1)	$1,718,508	$1,578	$(18)	$1,720,068

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$483,959	$—	$—	$483,959
Level 1 securities:
Money market funds	126,208	—	—	126,208
Level 2 securities:
Corporate debt securities	316,465	1,245	(654)	317,056
Government securities	143,812	287	(18)	144,081
Asset and mortgage-backed securities	93,118	229	(418)	92,929
Certificate of deposits	23,425	—	—	23,425
Agency securities	17,951	—	(2)	17,949
Total (2)	$1,204,938	$1,761	$(1,092)	$1,205,607

(1)
Includes $1,214.2 million that is included in cash and cash equivalents, $500.1 million included in short-term investments and $5.7 million of restricted cash that is included in other non-current assets related to workers compensation deposits.

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

There were no investments in a material unrealized loss position as of June 30, 2014 or December 31, 2013. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three and six months ended June 30, 2014 and 2013. In addition, there were no material gross realized gains or losses in the three and six months ended June 30, 2014 and 2013.

The estimated fair value of short-term investments by contractual maturity as of June 30, 2014 is as follows:

(in thousands)
Due within one year	$134,965
Due after one year and through 5 years	365,156
Total short-term investments	$500,121

5. Balance Sheet Components
Content Library
Content library consisted of the following:

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
Total content library, gross	$7,347,867	$6,474,688
Accumulated amortization	(3,212,730)	(2,677,196)
Total content library, net	4,135,137	3,797,492
Current content library, net	1,786,341	1,706,421
Non-current content library, net	$2,348,796	$2,091,071

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

		As of
		June 30, 2014	December 31, 2013
		(in thousands)
Computer equipment	3 years	$125,264	$102,867
Operations and other equipment	5 years	94,109	96,361
Software	3 years	36,249	36,439
Furniture and fixtures	3 years	24,010	21,011
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	54,343	51,194
Capital work-in-progress		12,149	8,643
Property and equipment, gross		386,805	357,196
Less: Accumulated depreciation		(245,090)	(223,591)
Property and equipment, net		$141,715	$133,605

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
The 5.375% Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. At June 30, 2014 and December 31, 2013 the Company was in compliance with these covenants.
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
Based on quoted market prices in less active markets (a Level 2 input for this financial instrument), the fair value of the 5.375% Notes as of June 30, 2014 and December 31, 2013 was approximately $523.8 million and $506.3 million, respectively.
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
The 5.750% Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. At June 30, 2014 the Company was in compliance with these covenants.
Based on quoted market prices in less active markets (a Level 2 input for this financial instrument), the fair value of the 5.750% Notes as of June 30, 2014 was approximately $418.0 million.

7. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of June 30, 2014, 3.1 million shares were reserved for future grants under the 2011 Stock Plan.

A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances as of December 31, 2013	3,406,317	3,526,898	$95.25
Granted	(265,146)	265,146	387.16
Exercised		(484,014)	96.93
Balances as of June 30, 2014	3,141,171	3,308,030	118.40	5.94	$1,066,052
Vested and exercisable at June 30, 2014		3,308,030	118.40	5.94	$1,066,052

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2014. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended June 30, 2014 and 2013 was $46.2 million and $68.3 million, respectively. The total intrinsic value of options exercised for the six months ended June 30, 2014 and 2013 was $147.7 million and $118.3 million, respectively.
Cash received from option exercises for the three months ended June 30, 2014 and 2013 was $14.5 million and $28.8 million, respectively. Cash received from option exercises for the six months ended June 30, 2014 and 2013 was $46.9 million and $68.0 million, respectively.
Stock-Based Compensation
The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Dividend yield	—%	—%	—%	—%
Expected volatility	45%	53%	45% - 48%	53% - 54%
Risk-free interest rate	2.66%	1.88%	2.66% - 2.83%	1.87% - 1.88%
Suboptimal exercise factor	2.66 - 4.20	2.39 - 3.61	2.66 - 4.20	2.33 - 3.61

The Company bifurcates its option grants into two employee groupings (executive and non-executive) and considers several factors, including the historical option exercise behavior, the contractual terms and vesting periods of the options granted, in determining the suboptimal exercise factor.
The weighted-average fair value of employee stock options granted during the three months ended June 30, 2014 and 2013 was $196.93 and $110.67 per share, respectively. The weighted-average fair value of employee stock options granted during the six months ended June 30, 2014 and 2013 was $207.85 and $87.87 per share, respectively.
Stock-based compensation expense related to stock option plans was $29.3 million and $18.0 million for the three months ended June 30, 2014 and 2013, respectively. Stock-based compensation expense related to stock option plans was $55.1 million and $35.7 million for the six months ended June 30, 2014 and 2013, respectively. The total income tax benefit recognized in the income statement related to stock option plans was $11.2 million and $6.9 million for the three months ended June 30, 2014 and 2013, respectively. The total income tax benefit recognized in the income statement related to stock option plans was $21.1 million and $13.7 million for the six months ended June 30, 2014 and 2013, respectively.

8. Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated balances of other comprehensive income, net of tax for the three and six months ended June 30, 2014:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of March 31, 2014	$3,614	$889	$4,503
Other comprehensive income before reclassifications	1,918	151	2,069
Amounts reclassified from accumulated other comprehensive income	—	(70)	(70)
Net increase in other comprehensive income	1,918	81	1,999
Balance as of June 30, 2014	$5,532	$970	$6,502

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of December 31, 2013	$3,153	$422	$3,575
Other comprehensive income before reclassifications	2,379	798	3,177
Amounts reclassified from accumulated other comprehensive income	—	(250)	(250)
Net increase in other comprehensive income	2,379	548	2,927
Balance as of June 30, 2014	$5,532	$970	$6,502

All amounts reclassified from accumulated other comprehensive income were related to gains on available-for-sale securities. These reclassifications impacted "Interest and other income (expense)" on the Consolidated Statements of Operations.

9. Income Taxes
The effective tax rates for the three months ended June 30, 2014 and 2013 were 39% and 37%, respectively. The effective tax rates for the six months ended June 30, 2014 and 2013 were 40% and 32%, respectively. The effective tax rates for the three and six months ended June 30, 2014 differed from the federal statutory rate primarily due to state taxes, foreign taxes and nondeductible expenses. The effective tax rates for the three and six months ended June 30, 2013 differed from the federal statutory rate primarily due to state taxes, foreign taxes and nondeductible expenses offset by a discrete benefit recorded for Federal R&D credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extended the Federal R&D credit from January 1, 2012 through December 31, 2013. As a result, the Company recognized the retroactive benefit of the 2012 Federal R&D credit of approximately $3.1 million as a discrete item in the first quarter of 2013, the period in which the legislation was enacted.
The increase in our effective tax rates for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily attributable to the expiration of the Federal R&D tax credit on December 31, 2013. The increase in our effective tax rates for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily attributable to the expiration of the Federal R&D tax credit on December 31, 2013 and from the discrete item recorded in the first quarter of 2013 related to the retroactive benefit of the 2012 Federal R&D credit.
Gross unrecognized tax benefits were $78.6 million and $68.2 million as of June 30, 2014 and December 31, 2013, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $65.4 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as “Other non-current liabilities” on the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations. As of June 30, 2014, the total amount of gross interest and penalties accrued was $4.4 million, and is classified as “Other non-current liabilities” on the Consolidated Balance Sheets.
Deferred tax assets include $19.0 million and $21.5 million classified as “Other current assets” and $100.9 million and $69.1 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of June 30, 2014 and December 31, 2013, it was considered more likely than not that substantially all deferred tax assets would be realized, and no significant valuation allowance was recorded.
Income tax benefits attributable to the exercise of employee stock options of $14.6 million and $20.2 million, during the three months ended June 30, 2014 and 2013, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets. Income tax benefits attributable to the exercise of employee stock options of $47.1 million and $31.5 million, during the six months ended June 30, 2014 and 2013, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets.

The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2008 through 2011. The IRS has completed its Field Exam of the 2008 and 2009 federal tax returns and has issued a Revenue Agent Report with a proposed assessment primarily related to the Company's R&D Credits claimed in those years. The Company has filed a protest against the proposed assessment and is currently in the midst of the IRS Appeals process. The IRS Field Exam of the 2010 and 2011 federal tax returns is in process. The 2012 federal tax return remains subject to examination by the IRS.
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
The Company is currently not under examination in any foreign jurisdiction. The years 2011 through 2013 remain subject to examination by foreign jurisdictions.
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

10. Commitments and Contingencies

Streaming Content
At June 30, 2014, the Company had $7.7 billion of obligations comprised of $1.8 billion included in "Current content liabilities" and $1.4 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $4.5 billion of obligations that are not reflected on the Consolidated Balance Sheets.
At December 31, 2013, the Company had $7.3 billion of obligations comprised of $1.8 billion included in "Current content liabilities" and $1.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $4.2 billion of obligations that are not reflected on the Consolidated Balance Sheets.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
Less than one year	$3,304,367	$2,972,325
Due after one year and through 3 years	3,732,380	3,266,907
Due after 3 years and through 5 years	653,408	929,645
Due after 5 years	37,895	83,284
Total streaming content obligations	$7,728,050	$7,252,161

A streaming content obligation is incurred at the time the Company enters into a license agreement to obtain future titles. Once a title becomes available, a content liability is generally recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and / or fees for which are not yet determinable as of the reporting date. Because the amount is not reasonably estimable, the Company does not include any estimated obligation for these future titles beyond the known minimum amount. However, the unknown obligations are expected to be significant and the expected timing of payments could range from less than one year to more than five years.
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
Legal Proceedings
From time to time, in the normal course of its operations, the Company is subject to litigation matters and claims, including claims relating to employee relations, business practices and patent infringement. Litigation can be expensive and disruptive to normal business operations. Moreover, the results of complex legal proceedings are difficult to predict and the Company's view of these matters may change in the future as the litigation and events related thereto unfold. The Company expenses legal fees as incurred. The Company records a provision for contingent losses when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. An unfavorable outcome to any legal matter, if material, could have an adverse effect on the Company's operations or its financial position, liquidity or results of operations.
On January 13, 2012, the first of three purported shareholder class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Two additional purported shareholder class action lawsuits were filed in the same court on January 27, 2012 and February 29, 2012 alleging substantially similar claims.  These lawsuits were consolidated into In re Netflix, Inc., Securities Litigation, Case No. 3:12-cv-00225-SC, and the Court selected lead plaintiffs. On June 26, 2012, lead plaintiffs filed a consolidated complaint which alleged violations of the federal securities laws. The Court dismissed the consolidated complaint with leave to amend on February 13, 2013. Lead plaintiffs filed a first amended consolidated complaint on March 22, 2013. The Court dismissed the first amended consolidated complaint with prejudice on August 20, 2013, and judgment was entered on September 27, 2013. Lead plaintiffs filed a motion to alter or amend the judgment and requested leave to file a second amended complaint on October 25, 2013. On January 17, 2014, the Court denied that motion. On February 18, 2014, plaintiffs appealed that decision to the Unites States Court of Appeals for the Ninth Circuit. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable
On November 23, 2011, the first of six purported shareholder derivative suits was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its officers and directors. Five additional purported shareholder derivative suits were subsequently filed: two in the Superior Court of California, Santa Clara County on February 9, 2012 and May 2, 2012; and three in the United States District Court for the Northern District of California on February 13, 2012, February 24, 2012 and April 2, 2012. The purported shareholder derivative suits filed in the Northern District of California have been voluntarily dismissed. On July 5, 2012, the purported shareholder derivative suits filed in Santa Clara County were consolidated into In re Netflix, Inc. Shareholder Derivative Litigation, Case No. 1-12-cv-218399, and lead counsel was appointed. A consolidated complaint was filed on December 4, 2012, with plaintiffs seeking compensatory damages and other relief. The consolidated complaint alleges, among other things, that certain of the Company's current and former officers and directors breached their fiduciary duties, issued false and misleading statements primarily regarding the Company's streaming business, violated accounting rules concerning segment reporting, violated provisions of the California Corporations Code, and wasted corporate assets. The consolidated complaint further alleges that the defendants caused the Company to buy back stock at artificially inflated prices to the detriment of the Company and its shareholders while contemporaneously selling personally held Company stock. The Company filed a demurrer to the consolidated complaint and a motion to stay the derivative litigation in favor of the related federal securities class action on February 4, 2013. On June 21, 2013, the Court granted the motion to stay the derivative litigation pending resolution of the related federal securities class action. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

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
The Domestic and International streaming segments derive revenues from monthly membership fees for services consisting solely of streaming content. The Domestic DVD segment derives revenues from monthly membership fees for services consisting solely of DVD-by-

mail. Revenues and the related payment card fees are attributed to the operating segment based on the nature of the underlying membership (streaming or DVD) and the geographic region from which the membership originates. There are no internal revenue transactions between the Company’s reporting segments.
Cost of revenues are primarily attributed to the operating segment based on the amounts directly incurred by the segment to obtain content and deliver it to the specific region. Marketing expenses are primarily comprised of advertising expenses which are generally included in the segment in which the expenditures are directly incurred.
The Company's long-lived tangible assets were located as follows:

	As of
	June 30, 2014	December 31, 2013
	(in thousands)
United States	$133,451	$126,455
International	8,264	7,150
The following tables represent segment information for the quarter ended June 30, 2014:

	As of/ Three months ended June 30, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	36,244	13,801	6,261	—
Revenues	$838,225	$307,461	$194,721	$1,340,407
Cost of revenues	546,223	266,697	101,928	914,848
Marketing	64,727	56,036	—	120,763
Contribution profit (loss)	$227,275	$(15,272)	$92,793	$304,796
Other operating expenses				175,196
Operating income				129,600
Other income (expense)				(12,228)
Provision for income taxes				46,354
Net income				$71,018

	As of/ Six months ended June 30, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	36,244	13,801	6,261	—
Revenues	$1,636,842	$574,579	$399,075	$2,610,496
Cost of revenues	1,063,317	511,964	208,753	1,784,034
Marketing	144,985	112,876	—	257,861
Contribution profit (loss)	$428,540	$(50,261)	$190,322	$568,601
Other operating expenses				341,406
Operating income				227,195
Other income (expense)				(20,879)
Provision for income taxes				82,183
Net income				$124,133

The following tables represent segment information for the quarter ended June 30, 2013:

	As of/ Three months ended June 30, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	29,807	7,747	7,508	—
Revenues	$671,089	$165,902	$232,381	$1,069,372
Cost of revenues	452,598	184,400	123,676	760,674
Marketing	67,177	47,335	99	114,611
Contribution profit (loss)	$151,314	$(65,833)	$108,606	$194,087
Other operating expenses				136,970
Operating income				57,117
Other income (expense)				(10,468)
Provision for income taxes				17,178
Net income				$29,471

	As of/ Six months ended June 30, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	29,807	7,747	7,508	—
Revenues	$1,309,738	$307,921	$475,674	$2,093,333
Cost of revenues	892,932	351,292	253,402	1,497,626
Marketing	134,142	99,382	173	233,697
Contribution profit (loss)	$282,664	$(142,753)	$222,099	$362,010
Other operating expenses				273,071
Operating income				88,939
Other income (expense)				(41,360)
Provision for income taxes				15,419
Net income				$32,160

The following table represents the amortization of the content library:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
Three months ended June 30,	(in thousands)
2014	$409,896	$229,141	$16,923	$655,960
2013	344,441	165,809	17,709	527,959
Six months ended June 30,
2014	796,211	443,561	33,044	1,272,816
2013	680,189	315,801	35,946	1,031,936
The following table represents total content library, net:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
As of June 30, 2014	$3,196,275	$914,239	$24,623	$4,135,137
As of December 31, 2013	2,973,023	804,690	19,779	3,797,492

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the impact of new accounting standards; investments in content, including original content; international expansion and investments related thereto; cash use in connection with content acquisitions and licensing and international expansion; deferred tax assets; pricing; accessing and obtaining additional capital and future contractual obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. These forward-looking statements can be identified by our use of words such as "anticipate," "expect," "will," "may" and derivations thereof. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 3, 2014, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading Internet television network with more than 50 million streaming members in over 40 countries enjoying more than two billion hours of TV shows and movies per month, including original series. Our members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
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

Results of Operations

The following represents our consolidated performance highlights:

	Three Months Ended		Change
	June 30, 2014	June 30, 2013	Q2'14 vs. Q2'13
	(in thousands, except percentages)
Revenues	$1,340,407	$1,069,372	25%
Operating income	129,600	57,117	127%
Net income	71,018	29,471	141%

In the second quarter of 2014, we increased the domestic streaming membership fee from $7.99 to $8.99 per month for new members who choose our most popular streaming plan, which includes access to high definition quality streaming on two screens concurrently. Current members will be grandfathered in at $7.99 per month for this plan for two years, as long as they remain a member. We also introduced a new membership plan priced at $7.99 per month which offers standard definition quality streaming on a single device at a time. In the second quarter of 2013, we introduced membership plans priced at $11.99 per month under which members can stream content on up to four devices concurrently. Internationally, we rolled out similar changes in pricing and plan offerings.

Consolidated revenues for the three months ended June 30, 2014 increased $271.0 million as compared to the three months ended June 30, 2013 due to growth in streaming members, both internationally and domestically. Operating income and net income increased $72.5 million and $41.5 million, respectively, due to the increase in revenues, partially offset by the increase in the cost of revenues due to increased content licensing expenses relating to our existing and new streaming content.

The following represents the key elements to our segment results of operations:

•
We define contribution profit as revenues less cost of revenues and marketing expenses. We believe this is an important measure of our operating segment performance as it represents each segment's performance before discrete global corporate costs.

•
For the Domestic and International streaming segments, content licensing expenses, which include the amortization of the streaming content library and other expenses associated with the licensing and acquisition of streaming content, represent the vast majority of cost of revenues. Streaming content rights are generally specific to a geographic region and accordingly our international expansion will require us to obtain additional streaming content licenses to support new international markets. Other cost of revenues such as content delivery expenses, customer service and payment processing fees tend to be lower as a percentage of total cost of revenues as compared to content licensing expenses. We utilize both our own and third-party content delivery networks to help us efficiently stream a high volume of content to our members over the Internet. Content delivery expenses, therefore, also include equipment costs related to our streaming content delivery network ("Open Connect") and all third-party costs associated with delivering streaming content over the Internet. Cost of revenues in the Domestic DVD segment consist primarily of content delivery, expenses related to the acquisition of content, including amortization of DVD content library and revenue sharing expenses, and other expenses associated with our DVD processing and customer service centers. Content delivery expenses for the Domestic DVD segment consist of the postage costs to mail DVDs to and from our members and the packaging and label costs for the mailers.

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and payments made to our affiliates and consumer electronics partners. Advertising expenses include promotional activities such as television and online advertising. Payments to our affiliates and device partners include fixed fee and /or revenue sharing payments. Marketing expenses are primarily incurred by our Domestic and International streaming segments given our focus on building consumer awareness of the streaming offerings. Marketing expenses incurred by our International streaming segment have been significant and will fluctuate dependent upon the number of International territories in which our streaming service is offered and the timing of the launch of new territories. Marketing expenses are immaterial for the Domestic DVD segment.

•
We have demonstrated our ability to grow contribution margin as evidenced by the increase in contribution margin from 12% when we first began separately reporting Domestic streaming results in the fourth quarter of 2011 to 27% in the second quarter of 2014. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment. Investments in content and marketing associated with the International streaming segment will continue to fluctuate dependent upon the number of International territories in which our streaming service is offered and the timing of the launch of new territories.

•	As we grow our streaming segments, we continue to shift spending away from the Domestic DVD segment to invest more in streaming content and marketing for our streaming services.

Domestic Streaming Segment
Three months ended June 30, 2014 as compared to the three months ended June 30, 2013

	As of/ Three Months Ended		Change
	June 30, 2014	June 30, 2013	Q2'14 vs. Q2'13
	(in thousands, except percentages)
Members:
Net additions	570	633	(10)%
Members at end of period	36,244	29,807	22%
Paid members at end of period	35,085	28,624	23%
Average monthly revenue per paying member	$8.04	$7.91	2%

Contribution profit:
Revenues	$838,225	$671,089	25%
Cost of revenues	546,223	452,598	21%
Marketing	64,727	67,177	(4)%
Contribution profit	227,275	151,314	50%
Contribution margin	27%	23%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content offered through a membership plan. The $167.1 million increase in our domestic streaming revenues was primarily due to the 23% growth in the average number of paid memberships as well as to the 2% increase in average monthly revenue per paying member resulting from our price increase and introduction of higher priced plans. Our two screen high definition plan continues to be the most popular plan choice for new members.
The $93.6 million increase in domestic streaming cost of revenues was primarily due to the $67.2 million increase in content licensing expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, content delivery expenses increased by $17.3 million and other costs, such as payment processing fees and customer service call centers, increased $9.1 million due to our growing member base.
Marketing expenses decreased $2.5 million primarily due to a decrease in advertising partially offset by an increase in public relations expenses.
Our Domestic streaming segment had a contribution margin of 27% for the three months ended June 30, 2014, which increased as compared to the contribution margin of 23% for the three months ended June 30, 2013, as a result of growing memberships and revenue faster than content and marketing spending.

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

	As of/ Six Months Ended		Change
	June 30, 2014	June 30, 2013	YTD'14 vs. YTD'13
	(in thousands, except percentages)
Members:
Net additions	2,824	2,661	6%
Members at end of period	36,244	29,807	22%
Paid members at end of period	35,085	28,624	23%
Average monthly revenue per paying member	$8.05	$7.94	1%

Contribution profit:
Revenues	$1,636,842	$1,309,738	25%
Cost of revenues	1,063,317	892,932	19%
Marketing	144,985	134,142	8%
Contribution profit	428,540	282,664	52%
Contribution margin	26%	22%

The $327.1 million increase in our domestic streaming revenues was due to the 23% growth in the average number of paid memberships as well as to the 1% increase in the average monthly revenue per paying member resulting from our price increase and introduction of higher priced plan.
The $170.4 million increase in domestic streaming cost of revenues was primarily due to the $117.5 million increase in content licensing expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, content delivery expenses increased by $32.4 million and other costs, such as payment processing fees and customer service call centers, increased $20.5 million due to our growing member base.
Marketing expenses increased $10.8 million primarily due to an increase in advertising and public relations spending.
Our Domestic streaming segment had a contribution margin of 26% for the six months ended June 30, 2014, which increased as compared to the contribution margin of 22% for the six months ended June 30, 2013, as a result of growing memberships and revenue faster than content and marketing spending.

International Streaming Segment
Three months ended June 30, 2014 as compared to the three months ended June 30, 2013

	As of /Three Months Ended		Change
	June 30, 2014	June 30, 2013	Q2'14 vs. Q2'13
	(in thousands, except percentages)
Members:
Net additions	1,118	605	85%
Members at end of period	13,801	7,747	78%
Paid members at end of period	12,907	7,014	84%
Average monthly revenue per paying member	$8.31	$8.29	—%

Contribution profit (loss):
Revenues	$307,461	$165,902	85%
Cost of revenues	266,697	184,400	45%
Marketing	56,036	47,335	18%
Contribution loss	(15,272)	(65,833)	(77)%
Contribution margin	(5)%	(40)%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content offered through a membership plan. We launched our streaming service in Canada in September 2010 and have continuously expanded our services internationally with launches in Latin America in September 2011, the U.K. and Ireland in January 2012, Finland, Denmark, Sweden and Norway in October 2012 and the Netherlands in September 2013. We plan to continue to expand our services internationally and expect to launch in Germany, Austria, Switzerland, France, Belgium and Luxembourg in the third quarter of 2014.
The $141.6 million increase in our international revenues was primarily due to the 85% growth in the average number of paid international memberships. Average paid international streaming memberships account for 26% of total average paid streaming memberships as of June 30, 2014, as compared to 19% of total average paid streaming memberships as of June 30, 2013.
The $82.3 million increase in international cost of revenues was primarily due to a $67.5 million increase in content licensing expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $14.8 million primarily due to increases in our content delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses for the three months ended June 30, 2014 increased $8.7 million as compared to the three months ended June 30, 2013 mainly due to expenses for territories launched in the last twelve months, as well as increased marketing spend in the U.K. and Ireland.
International contribution losses improved $50.6 million for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013, as a result of growing memberships and revenues faster than content and marketing spending. Our International streaming segment does not benefit from the established member base that exists for the Domestic segments. As a result of having to build a member base from zero, investments in streaming content and marketing programs for our International segment are larger initially relative to revenues, in particular as new territories are launched. The contribution losses for our International segment have been significant due to investments in streaming content and marketing programs to drive membership growth and viewing in our international markets.
Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

	As of /Six Months Ended		Change
	June 30, 2014	June 30, 2013	YTD'14 vs. YTD'13
	(in thousands, except percentages)
Members:
Net additions	2,871	1,626	77%
Members at end of period	13,801	7,747	78%
Paid members at end of period	12,907	7,014	84%
Average monthly revenue per paying member	$8.30	$8.35	(1)%

Contribution profit (loss):
Revenues	$574,579	$307,921	87%
Cost of revenues	511,964	351,292	46%
Marketing	112,876	99,382	14%
Contribution loss	(50,261)	(142,753)	(65)%
Contribution margin	(9)%	(46)%

The $266.7 million increase in our international revenues was primarily due to the 88% growth in the average number of paid international memberships. The increase in average monthly revenue per paying member resulting from our price increase was offset by the impact of unfavorable changes in foreign exchange rates.
The $160.7 million increase in international cost of revenues was primarily due to a $135.2 million increase in content licensing expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $25.5 million primarily due to increases in our content delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses for the six months ended June 30, 2014 increased $13.5 million as compared to the six months ended June 30, 2013 mainly due to expenses for territories launched in the last twelve months, as well as increased marketing spend in the U.K. and Ireland.
International contribution losses improved $92.5 million for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013, as a result of growing memberships and revenues faster than content and marketing spending.
Domestic DVD Segment
Three months ended June 30, 2014 as compared to the three months ended June 30, 2013

	As of/ Three Months Ended		Change
	June 30, 2014	June 30, 2013	Q2'14 vs. Q2'13
	(in thousands, except percentages)
Members:
Net losses	(391)	(475)	(18)%
Members at end of period	6,261	7,508	(17)%
Paid members at end of period	6,167	7,369	(16)%
Average monthly revenue per paying member	$10.24	$10.19	—%

Contribution profit:
Revenues	$194,721	$232,381	(16)%
Cost of revenues	101,928	123,676	(18)%
Marketing	—	99	(100)%
Contribution profit	92,793	108,606	(15)%
Contribution margin	48%	47%

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
The $37.7 million decrease in our domestic DVD revenues was due to a 17% decrease in the average number of paid memberships.
The $21.7 million decrease in domestic DVD cost of revenues was primarily due to a $6.0 million decrease in content acquisition expenses and a $10.1 million decrease in content delivery expenses resulting from a 21% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships coupled with a decrease in usage by these members. Other costs, primarily those associated with content processing and customer service center expenses, decreased $5.6 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment had a contribution margin of 48% for the three months ended June 30, 2014, and was relatively flat as compared to the three months ended June 30, 2013.

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

	As of/ Six Months Ended		Change
	June 30, 2014	June 30, 2013	YTD'14 vs. YTD'13
	(in thousands, except percentages)
Members:
Net losses	(669)	(716)	(7)%
Members at end of period	6,261	7,508	(17)%
Paid members at end of period	6,167	7,369	(16)%
Average monthly revenue per paying member	$10.25	$10.21	—%

Contribution profit:
Revenues	$399,075	$475,674	(16)%
Cost of revenues	208,753	253,402	(18)%
Marketing	—	173	(100)%
Contribution profit	190,322	222,099	(14)%
Contribution margin	48%	47%

The $76.6 million decrease in our domestic DVD revenues was due to a 17% decrease in the average number of paid memberships.
The $44.6 million decrease in domestic DVD cost of revenues was primarily due to a $10.8 million decrease in content acquisition expenses and a $22.6 million decrease in content delivery expenses resulting from a 21% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships coupled with a decrease in usage by these members. Other costs, primarily those associated with content processing and customer service center expenses, decreased $11.2 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment had a contribution margin of 48% for the six months ended June 30, 2014, and was relatively flat as compared to the six months ended June 30, 2013.

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
Three months ended June 30, 2014 as compared to the three months ended June 30, 2013

	Three Months Ended		Change
	June 30, 2014	June 30, 2013	Q2'14 vs. Q2'13
	(in thousands, except percentages)
Technology and development	$115,182	$93,126	24%
As a percentage of revenues	9%	9%

The $22.1 million increase in technology and development expenses was primarily due to a $20.2 million increase in personnel-related costs including stock-based compensation expense resulting from a 10% growth in average headcount supporting continued improvements in our streaming service and our international expansion, coupled with an increase in average employee compensation.

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

	Six Months Ended		Change
	June 30, 2014	June 30, 2013	YTD'14 vs. YTD'13
	(in thousands, except percentages)
Technology and development	$225,492	$185,101	22%
As a percentage of revenues	9%	9%

The $40.4 million increase in technology and development expenses was primarily due to a $39.6 million increase in personnel-related costs including stock-based compensation expense resulting from a 9% growth in average headcount supporting continued improvements in our streaming service and our international expansion, coupled with an increase in average employee compensation.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.
Three months ended June 30, 2014 as compared to the three months ended June 30, 2013

	Three Months Ended		Change
	June 30, 2014	June 30, 2013	Q2'14 vs. Q2'13
	(in thousands, except percentages)
General and administrative	$60,014	$43,844	37%
As a percentage of revenues	4%	4%

General and administrative expenses increased $16.2 million primarily due to a $13.9 million increase in personnel related costs including stock-based compensation expense resulting from a 34% increase in average headcount to support our growth, coupled with an increase in average employee compensation.

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

	Six Months Ended		Change
	June 30, 2014	June 30, 2013	YTD'14 vs. YTD'13
	(in thousands, except percentages)
General and administrative	$115,914	$87,970	32%
As a percentage of revenues	4%	4%

General and administrative expenses increased $27.9 million primarily due to a $27.6 million increase in personnel related costs including stock-based compensation expense resulting from a 33% increase in average headcount to support our growth, coupled with an increase in average employee compensation.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.
Three months ended June 30, 2014 as compared to the three months ended June 30, 2013

	Three Months Ended		Change
	June 30, 2014	June 30, 2013	Q2'14 vs. Q2'13
	(in thousands, except percentages)
Interest expense	$(13,328)	$(7,528)	77%
As a percentage of revenues	1%	1%

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

	Six Months Ended		Change
	June 30, 2014	June 30, 2013	YTD'14 vs. YTD'13
	(in thousands, except percentages)
Interest expense	$(23,380)	$(14,268)	64%
As a percentage of revenues	1%	1%

Interest expense for the three and six months ended June 30, 2014 consisted primarily of $12.5 million of interest accrued per quarter on our notes. The increase in interest expense for the three and six months ended June 30, 2014 as compared the three and six months ended June 30, 2013 was due to the higher aggregate principal of interest bearing notes outstanding.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on cash, cash equivalents and short-term investments and foreign exchange gains and losses on foreign currency denominated balances.
Three months ended June 30, 2014 as compared to the three months ended June 30, 2013

	Three Months Ended		Change
	June 30, 2014	June 30, 2013	Q2'14 vs. Q2'13
	(in thousands, except percentages)
Interest and other income (expense)	$1,100	$(2,940)	137%

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

	Six Months Ended		Change
	June 30, 2014	June 30, 2013	YTD'14 vs. YTD'13
	(in thousands, except percentages)
Interest and other income (expense)	$2,501	$(1,963)	227%

Interest and other income (expense) increased for the three and six months ended June 30, 2014 as compared to the three and six months ended June 30, 2013 primarily due to a decrease in foreign exchange losses on foreign currency denominated balances.
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
Provision for Income Taxes

The effective tax rates for the three months ended June 30, 2014 and 2013 were 39% and 37%, respectively. The effective tax rates for the six months ended June 30, 2014 and 2013 were 40% and 32%, respectively. The effective tax rates for the three and six months ended June 30, 2014 differed from the federal statutory rate primarily due to state taxes, foreign taxes and nondeductible expenses. The effective tax rates for the three and six months ended June 30, 2013 differed from the federal statutory rate primarily due to state taxes, foreign taxes and nondeductible expenses offset by a discrete benefit recorded for Federal R&D credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extended the Federal R&D credit from January 1, 2012 through December 31, 2013. As a result, the Company recognized the retroactive benefit of the 2012 Federal R&D credit of approximately $3.1 million as a discrete item in the first quarter of 2013, the period in which the legislation was enacted.
The increase in our effective tax rates for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 was primarily attributable to the expiration of the Federal R&D tax credit on December 31, 2013. The increase in our effective tax rates for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 was primarily attributable to the expiration of the Federal R&D tax credit on December 31, 2013 and from the discrete item recorded in the first quarter of 2013 related to the retroactive benefit of the 2012 Federal R&D credit.
Liquidity and Capital Resources
Cash, cash equivalents and short-term investments were $1,714.4 million and $1,200.4 million at June 30, 2014 and December 31, 2013, respectively. In February 2014, we issued $400.0 million aggregate principal amount of 5.750% Senior Notes due 2024 (the "5.750% Notes"). In February 2013, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "5.375% Notes"). We used approximately $224.5 million of the net proceeds to redeem our outstanding 8.50% Notes, including a $19.4 million make-whole premium and $5.1 million of accrued and unpaid interest.
Our primary uses of cash include content acquisition and licensing, content delivery, marketing programs and payroll. We expect to continue to make significant investments to license streaming content both domestically and internationally and to substantially increase our investment in original content. We also expect to significantly increase our investments in international expansion, including substantial expansion in Europe in the third quarter of 2014. Payment terms for certain content agreements require more upfront cash payments relative to the expense and therefore, future investments could impact our liquidity.
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
As of June 30, 2014, $83.6 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the amount associated with undistributed earnings for certain foreign subsidiaries.
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
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expense, non-cash stock-based compensation expense and other working capital differences which include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members settle quickly and deferred revenue is a source of cash flow. For streaming content, we typically enter into multi-year licenses with various content providers that may result in an increase in content library and a corresponding increase in liabilities on the Consolidated Balance Sheets. The payment terms for these license fees may extend over the term of the license agreements, which typically range from six months to five years.

Three months ended June 30, 2014 as compared to the three months ended June 30, 2013

	Three Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Net cash provided by operating activities	$56,024	$33,943
Net cash used in investing activities	(28,953)	(127,685)
Net cash provided by financing activities	28,473	48,959

Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	56,024	33,943
Acquisition of DVD content library	(20,981)	(14,023)
Purchases of property and equipment	(19,869)	(8,088)
Other assets	1,129	1,087
Non-GAAP free cash flow	$16,303	$12,919

Cash provided by operating activities increased $22.1 million, primarily due to an increase in subscription revenues of $271.0 million or 25%. This increase was partially offset by increased payments for content acquisition and licensing other than DVD library of $184.2 million or 29% as well as increased payments associated with higher operating expenses.
Cash used by investing activities decreased $98.7 million, primarily due to an increase of $117.4 million in proceeds from the sale and maturities of short-term investments, net of purchases.
Cash provided by financing activities decreased $20.5 million primarily due to a decrease of $14.4 million in proceeds from the issuance of common stock.
Free cash flow was $54.7 million lower than net income for the three months ended June 30, 2014 primarily due to $109.5 million of content cash payments over expense, partially offset by $29.3 million of non-cash stock-based compensation expense and $25.5 million favorable other working capital differences.
Free cash flow was $16.6 million lower than net income for the three months ended June 30, 2013 primarily due to $47.1 million of content cash payments over expense, partially offset by $18.0 million of non-cash stock-based compensation expense and $12.5 million favorable other working capital differences.

Six months ended June 30, 2014 as compared to the six months ended June 30, 2013

	Six Months Ended
	June 30, 2014	June 30, 2013
	(in thousands)
Net cash provided by operating activities	$92,383	$21,693
Net cash provided by (used in) investing activities	28,686	(306,921)
Net cash provided by financing activities	486,659	370,541

Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	92,383	21,693
Acquisition of DVD content library	(35,895)	(35,216)
Purchases of property and equipment	(33,203)	(20,206)
Other assets	1,424	5,137
Non-GAAP free cash flow	$24,709	$(28,592)

Cash provided by operating activities increased $70.7 million, primarily due to an increase in subscription revenues of $517.2 million or 25%. This increase was partially offset by increased payments for content acquisition and licensing other than DVD library of $317.0 million or 24% as well as increased payments associated with higher operating expenses.
Cash provided by investing activities increased $335.6 million, primarily due to a decrease of $353.0 million in purchases of short-term investments, net of proceeds from sales and maturities.
Cash provided by financing activities increased $116.1 million primarily due to the $392.9 million net proceeds from the issuance of the 5.750% Notes in the six months ended June 30, 2014 compared to the $490.6 million net proceeds from the issuance of the 5.375% Notes less the $219.4 million redemption of our 8.50% Notes in the six months ended June 30, 2013.
Free cash flow was $99.4 million lower than net income for the six months ended June 30, 2014 primarily due to $220.1 million of content cash payments over expense, partially offset by $55.1 million of non-cash stock-based compensation expense, $25.6 million in deferred revenue and $40.0 million favorable other working capital differences.
Free cash flow was $60.8 million lower than net income for the six months ended June 30, 2013 primarily due to $144.3 million of content cash payments over expense partially offset by $35.7 million non-cash stock-based compensation expense, $22.7 million favorable other working capital differences and $25.1 million loss on debt extinguishment (a financing activity).

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of June 30, 2014. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at June 30, 2014:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$7,728,050	$3,304,367	$3,732,380	$653,408	$37,895
Debt (2)	1,316,524	50,514	99,750	99,750	1,066,510
Lease obligations (3)	199,558	27,550	57,787	34,053	80,168
Other purchase obligations (4)	358,257	163,551	172,206	22,500	—
Total	$9,602,389	$3,545,982	$4,062,123	$809,711	$1,184,573

(1)
Streaming content obligations are related to streaming content licenses. As of June 30, 2014, such obligations were comprised of $1.8 billion included in "Current content liabilities" and $1.4 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $4.5 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.

A streaming content obligation is incurred at the time we enter into a license agreement. Once a title becomes available, a content liability is generally recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and / or fees for which are not yet determinable as of the reporting date. Because the amount is not reasonably estimable, we do not include any estimated obligation for these future titles beyond the known minimum amount. However, the unknown obligations are expected to be significant and the expected timing of payments could range primarily from one year to more than five years.

(2)	Long-term debt obligations include our 5.375% Notes and 5.750% Notes consisting of principal and interest payments.

(3)
Lease obligations include lease financing obligations of $10.9 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes and commitments of $188.7 million for facilities under non-cancelable operating leases with various expiration dates through approximately 2025, including commitments of $121.2 million for facilities lease agreements which will commence after the leased buildings have been constructed.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming content delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of June 30, 2014, we had gross unrecognized tax benefits of $78.6 million and an additional $4.4 million for gross interest and penalties classified as “Other non-current liabilities” on the Consolidated Balance Sheets. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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

Streaming Content
We license rights to stream TV shows, movies, and original content to members for unlimited viewing. These licenses are for a fixed fee and specify license windows that generally range from six months to five years. Payment terms for certain content agreements require more upfront cash payments relative to the expense.
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At June 30, 2014, our estimated gross unrecognized tax benefits were $78.6 million of which $65.4 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

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

•
Expected Volatility:  Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. We include the historical volatility in our computation due to low trade volume of our tradable forward call options in certain periods thereby precluding sole reliance on implied volatility. An increase of 10% in our computation of expected volatility would increase the total stock-based compensation expense by approximately $2.6 million for the three months ended June 30, 2014.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical option exercise behavior and the terms and vesting periods of the options granted and is determined for both executives and non-executives. An increase in the suboptimal exercise factor of 10% would increase the total stock-based compensation expense by approximately $0.6 million for the three months ended June 30, 2014.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits
(a) Exhibits:

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

3.5	Certificate of Elimination of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	001-35727	3.1	December 30, 2013

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013

4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.4†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.5†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.6†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.7†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	001-35727	10.7	January 31, 2013

10.8	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014

10.9†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on July 22, 2014, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013 (iii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.
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

NETFLIX, INC.
Dated: July 22, 2014	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: July 22, 2014	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

3.5	Certificate of Elimination of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	001-35727	3.1	December 30, 2013

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013

4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.4†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.5†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.6†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.7†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	001-35727	10.7	February 1, 2013

10.8	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014

10.9†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 filed with the SEC on July 22, 2014, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2014 and 2013 (iii) Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.