Form 10-Q
period 2014-09-30
NETFLIX INC
filed 2014-10-20
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2014, there were 60,246,379 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.

Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Revenues	$1,409,432	$1,105,999	$4,019,928	$3,199,332
Cost of revenues	954,394	798,900	2,738,428	2,296,526
Marketing	145,654	108,228	403,515	341,925
Technology and development	120,953	95,540	346,445	280,641
General and administrative	78,024	46,211	193,938	134,181
Operating income	110,407	57,120	337,602	146,059
Other income (expense):
Interest expense	(13,486)	(7,436)	(36,866)	(21,704)
Interest and other income (expense)	616	(193)	3,117	(2,156)
Loss on extinguishment of debt	—	—	—	(25,129)
Income before income taxes	97,537	49,491	303,853	97,070
Provision for income taxes	38,242	17,669	120,425	33,088
Net income	$59,295	$31,822	$183,428	$63,982
Earnings per share:
Basic	$0.99	$0.54	$3.06	$1.11
Diluted	$0.96	$0.52	$2.97	$1.06
Weighted-average common shares outstanding:
Basic	60,171	59,108	59,996	57,769
Diluted	61,820	60,990	61,669	60,578

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Net income	$59,295	$31,822	$183,428	$63,982
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,354)	2,409	(1,975)	150
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $(313), $515, $28, and $(936), respectively	(503)	825	45	(1,499)
Total other comprehensive income (loss)	(4,857)	3,234	(1,930)	(1,349)
Comprehensive income	$54,438	$35,056	$181,498	$62,633

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Cash flows from operating activities:
Net income	$59,295	$31,822	$183,428	$63,982
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Additions to streaming content library	(1,202,484)	(878,314)	(2,765,197)	(2,063,709)
Change in streaming content liabilities	346,752	310,191	467,355	327,175
Amortization of streaming content library	686,154	553,394	1,925,926	1,549,384
Amortization of DVD content library	18,269	17,546	51,313	53,492
Depreciation and amortization of property, equipment and intangibles	14,357	11,452	39,716	35,529
Stock-based compensation expense	29,878	18,477	84,988	54,178
Excess tax benefits from stock-based compensation	(21,060)	(20,492)	(68,420)	(52,475)
Other non-cash items	3,360	1,994	8,807	4,932
Loss on extinguishment of debt	—	—	—	25,129
Deferred taxes	(7,892)	(2,424)	(37,564)	(11,212)
Changes in operating assets and liabilities:
Other current assets	12,960	9,920	27,341	37,955
Accounts payable	13,003	(5,877)	32,729	6,004
Accrued expenses	(6,980)	(11,451)	51,586	(5,089)
Deferred revenue	11,626	9,252	37,189	26,351
Other non-current assets and liabilities	5,323	(10,797)	15,747	4,760
Net cash (used in) provided by operating activities	(37,439)	34,693	54,944	56,386
Cash flows from investing activities:
Acquisition of DVD content library	(15,530)	(15,471)	(51,425)	(50,687)
Purchases of property and equipment	(21,032)	(10,828)	(54,235)	(31,034)
Other assets	341	(1,329)	1,765	3,808
Purchases of short-term investments	(123,883)	(116,116)	(355,337)	(497,789)
Proceeds from sale of short-term investments	107,568	81,185	340,278	196,392
Proceeds from maturities of short-term investments	32,125	48,890	127,229	58,720
Net cash (used in) provided by investing activities	(20,411)	(13,669)	8,275	(320,590)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,877	25,561	56,794	93,553
Proceeds from issuance of debt	—	—	400,000	500,000
Issuance costs	—	—	(7,080)	(9,414)
Redemption of debt	—	—	—	(219,362)
Excess tax benefits from stock-based compensation	21,060	20,492	68,420	52,475
Principal payments of lease financing obligations	(275)	(258)	(813)	(916)
Net cash provided by financing activities	30,662	45,795	517,321	416,336
Effect of exchange rate changes on cash and cash equivalents	(3,839)	1,559	(2,288)	(3,367)
Net (decrease) increase in cash and cash equivalents	(31,027)	68,378	578,252	148,765
Cash and cash equivalents, beginning of period	1,214,244	370,678	604,965	290,291
Cash and cash equivalents, end of period	$1,183,217	$439,056	$1,183,217	$439,056

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,183,217	$604,965
Short-term investments	483,602	595,440
Current content library, net	2,006,981	1,706,421
Other current assets	149,682	151,937
Total current assets	3,823,482	3,058,763
Non-current content library, net	2,631,882	2,091,071
Property and equipment, net	144,147	133,605
Other non-current assets	178,818	129,124
Total assets	$6,778,329	$5,412,563
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$2,074,766	$1,775,983
Accounts payable	150,374	108,435
Accrued expenses	70,559	54,018
Deferred revenue	252,956	215,767
Total current liabilities	2,548,655	2,154,203
Non-current content liabilities	1,510,403	1,345,590
Long-term debt	900,000	500,000
Other non-current liabilities	94,397	79,209
Total liabilities	5,053,455	4,079,002
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at September 30, 2014 and December 31, 2013; 60,246,379 and 59,607,001 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	60	60
Additional paid-in capital	987,256	777,441
Accumulated other comprehensive income	1,645	3,575
Retained earnings	735,913	552,485
Total stockholders’ equity	1,724,874	1,333,561
Total liabilities and stockholders’ equity	$6,778,329	$5,412,563

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
Costs of revenues in the amount of $7.9 million and $25.1 million for the three and nine months ended September 30, 2013, respectively, related to free-trial periods that were previously allocated to “Marketing” on the Consolidated Statements of Operations have been reallocated to “Cost of revenues”. There was no impact in any period presented to contribution profit or net income or to the Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

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

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands, except per share data)
Basic earnings per share:
Net income	$59,295	$31,822	$183,428	$63,982
Shares used in computation:
Weighted-average common shares outstanding	60,171	59,108	59,996	57,769
Basic earnings per share	$0.99	$0.54	$3.06	$1.11

Diluted earnings per share:
Net income	$59,295	$31,822	$183,428	$63,982
Senior Convertible Notes interest expense, net of tax	—	—	—	49
Numerator for diluted earnings per share	$59,295	$31,822	$183,428	$64,031
Shares used in computation:
Weighted-average common shares outstanding	60,171	59,108	59,996	57,769
Senior Convertible Notes shares	—	—	—	956
Employee stock options	1,649	1,882	1,673	1,853
Weighted-average number of shares	61,820	60,990	61,669	60,578
Diluted earnings per share	$0.96	$0.52	$2.97	$1.06

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
	(in thousands)
Employee stock options	53	12	64	260

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

	As of September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$1,065,988	$—	$—	$1,065,988
Level 1 securities:
Money market funds	122,936	—	—	122,936
Level 2 securities:
Corporate debt securities	292,410	718	(99)	293,029
Government securities	166,991	169	(53)	167,107
Asset-backed securities	370	—	—	370
Certificate of deposits and commercial paper	6,605	—	—	6,605
Agency securities	16,483	8	—	16,491
Total (1)	$1,671,783	$895	$(152)	$1,672,526

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$483,959	$—	$—	$483,959
Level 1 securities:
Money market funds	126,208	—	—	126,208
Level 2 securities:
Corporate debt securities	316,465	1,245	(654)	317,056
Government securities	143,812	287	(18)	144,081
Asset and mortgage-backed securities	93,118	229	(418)	92,929
Certificate of deposits	23,425	—	—	23,425
Agency securities	17,951	—	(2)	17,949
Total (2)	$1,204,938	$1,761	$(1,092)	$1,205,607

(1)
Includes $1,183.2 million that is included in cash and cash equivalents, $483.6 million included in short-term investments and $5.7 million of restricted cash that is included in other non-current assets related primarily to workers compensation deposits.

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

There were no investments in a material unrealized loss position as of September 30, 2014 or December 31, 2013. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three and nine months ended September 30, 2014 and 2013. In addition, there were no material gross realized gains or losses in the three and nine months ended September 30, 2014 and 2013.

The estimated fair value of short-term investments by contractual maturity as of September 30, 2014 is as follows:

(in thousands)
Due within one year	$112,361
Due after one year and through 5 years	371,241
Total short-term investments	$483,602

5. Balance Sheet Components
Content Library
Content library consisted of the following:

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
Total content library, gross	$8,013,370	$6,474,688
Accumulated amortization	(3,374,507)	(2,677,196)
Total content library, net	4,638,863	3,797,492
Current content library, net	2,006,981	1,706,421
Non-current content library, net	$2,631,882	$2,091,071

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

		As of
		September 30, 2014	December 31, 2013
		(in thousands)
Computer equipment	3 years	$138,814	$102,867
Operations and other equipment	5 years	89,144	96,361
Software	3 years	36,933	36,439
Furniture and fixtures	3 years	25,008	21,011
Building	30 years	40,681	40,681
Leasehold improvements	Over life of lease	55,160	51,194
Capital work-in-progress		10,814	8,643
Property and equipment, gross		396,554	357,196
Less: Accumulated depreciation		(252,407)	(223,591)
Property and equipment, net		$144,147	$133,605

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
The 5.375% Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. At September 30, 2014 and December 31, 2013, the Company was in compliance with these covenants.
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
Based on quoted market prices in less active markets (a Level 2 input for this financial instrument), the fair value of the 5.375% Notes as of September 30, 2014 and December 31, 2013 was $510.0 million and $506.3 million, respectively.
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
The 5.750% Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. At September 30, 2014, the Company was in compliance with these covenants.
Based on quoted market prices in less active markets (a Level 2 input for this financial instrument), the fair value of the 5.750% Notes as of September 30, 2014 was $412.0 million.

7. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of September 30, 2014, 3.0 million shares were reserved for future grants under the 2011 Stock Plan.

A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances as of December 31, 2013	3,406,317	3,526,898	$95.25
Granted	(391,239)	391,239	409.70
Exercised		(639,378)	88.82
Balances as of September 30, 2014	3,015,078	3,278,759	134.02	5.97	$1,041,797
Vested and exercisable at September 30, 2014		3,278,759	134.02	5.97	$1,041,797

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the third quarter of 2014. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended September 30, 2014 and 2013 was $60.3 million and $64.5 million, respectively. The total intrinsic value of options exercised for the nine months ended September 30, 2014 and 2013 was $208.0 million and $182.8 million, respectively.
Cash received from option exercises for the three months ended September 30, 2014 and 2013 was $9.9 million and $25.6 million, respectively. Cash received from option exercises for the nine months ended September 30, 2014 and 2013 was $56.8 million and $93.6 million, respectively.
Stock-Based Compensation
The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Dividend yield	—%	—%	—%	—%
Expected volatility	43%	51%	43% - 48%	51% - 54%
Risk-free interest rate	2.52%	2.55%	2.52% - 2.83%	1.87% - 2.55%
Suboptimal exercise factor	2.68 - 4.57	2.43 - 3.79	2.66 - 4.57	2.33 - 3.79

The Company bifurcates its option grants into two employee groupings (executive and non-executive) and considers several factors, including the historical option exercise behavior, in determining the suboptimal exercise factor.
The weighted-average fair value of employee stock options granted during the three months ended September 30, 2014 and 2013 was $236.96 and $136.78 per share, respectively. The weighted-average fair value of employee stock options granted during the nine months ended September 30, 2014 and 2013 was $217.23 and $100.08 per share, respectively.
Stock-based compensation expense related to stock option plans was $29.9 million and $18.5 million for the three months ended September 30, 2014 and 2013, respectively. Stock-based compensation expense related to stock option plans was $85.0 million and $54.2 million for the nine months ended September 30, 2014 and 2013, respectively. The total income tax benefit recognized in the income statement related to stock option plans was $11.4 million and $7.1 million for the three months ended September 30, 2014 and 2013, respectively. The total income tax benefit recognized in the income statement related to stock option plans was $32.5 million and $20.8 million for the nine months ended September 30, 2014 and 2013, respectively.

8. Accumulated Other Comprehensive Income

The following tables summarize the changes in accumulated balances of other comprehensive income, net of tax, for the three and nine months ended September 30, 2014:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of June 30, 2014	$5,532	$970	$6,502
Other comprehensive income before reclassifications	(4,354)	(191)	(4,545)
Amounts reclassified from accumulated other comprehensive income	—	(312)	(312)
Net increase in other comprehensive income	(4,354)	(503)	(4,857)
Balance as of September 30, 2014	$1,178	$467	$1,645

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of December 31, 2013	$3,153	$422	$3,575
Other comprehensive income before reclassifications	(1,975)	607	(1,368)
Amounts reclassified from accumulated other comprehensive income	—	(562)	(562)
Net increase in other comprehensive income	(1,975)	45	(1,930)
Balance as of September 30, 2014	$1,178	$467	$1,645

All amounts reclassified from accumulated other comprehensive income were related to realized gains on available-for-sale securities. These reclassifications impacted "Interest and other income (expense)" on the Consolidated Statements of Operations.

9. Income Taxes
The effective tax rates for the three months ended September 30, 2014 and 2013 were 39% and 36%, respectively. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 40% and 34%, respectively. The effective tax rates for the three and nine months ended September 30, 2014 differed from the federal statutory rate primarily due to state taxes and foreign taxes, partially offset by the California R&D credit. The effective tax rates for the three and nine months ended September 30, 2013 differed from the federal statutory rate primarily due to state taxes and foreign taxes, offset by the Federal and California R&D credits and a discrete benefit recorded for the 2012 Federal R&D credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extended the Federal R&D credit from January 1, 2012 through December 31, 2013. As a result, the Company recognized the retroactive benefit of the 2012 Federal R&D credit of approximately $3.1 million as a discrete item in the first quarter of 2013, the period in which the legislation was enacted.
The increase in the Company's effective tax rates for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily attributable to the expiration of the Federal R&D tax credit on December 31, 2013. The increase in the Company's effective tax rates for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily attributable to the expiration of the Federal R&D tax credit on December 31, 2013 and from the discrete item recorded in the first quarter of 2013 related to the retroactive benefit of the 2012 Federal R&D credit.
Gross unrecognized tax benefits were $83.1 million and $68.2 million as of September 30, 2014 and December 31, 2013, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $68.6 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as “Other non-current liabilities” on the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations. As of September 30, 2014, the total amount of gross interest and penalties accrued was $4.6 million, and is classified as “Other non-current liabilities” on the Consolidated Balance Sheets.
Deferred tax assets include $14.9 million and $21.5 million classified as “Other current assets” and $113.2 million and $69.1 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of September 30, 2014 and December 31, 2013, it was considered more likely than not that substantially all deferred tax assets would be realized, and no significant valuation allowance was recorded.
Income tax benefits attributable to the exercise of employee stock options of $21.0 million and $19.7 million, during the three months ended September 30, 2014 and 2013, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets. Income tax benefits attributable to the exercise of employee stock options of $68.1 million and $51.1 million, during the nine months ended September 30, 2014 and 2013, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets.
The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2008 through 2011. The IRS has completed its Field Exam of the 2008 and 2009 federal tax returns and has issued a Revenue Agent Report with a proposed assessment primarily related to the Company's R&D Credits claimed in those years. The Company has filed a protest against the proposed assessment and is currently in the midst of the IRS Appeals process. The IRS Field Exam of the 2010 and 2011 federal tax returns is in process. The 2012 and 2013 federal tax returns remain subject to examination by the IRS.
The Company is also currently under examination by the state of California for the years 2006 and 2007. California has completed its Field Exam of the 2006 and 2007 California tax returns and has issued a Notice of Proposed Assessment primarily related to the Company's R&D Credits claimed in those years. The Company has filed a protest against the proposed assessment and is currently awaiting the commencement of the Protest process with the Franchise Tax Board. The years 1997 through 2005, as well as 2008 through 2012, remain subject to examination by the state of California.
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

10. Commitments and Contingencies

Streaming Content
At September 30, 2014, the Company had $8.9 billion of obligations comprised of $2.1 billion included in "Current content liabilities" and $1.5 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $5.3 billion of obligations that are not reflected on the Consolidated Balance Sheets.
At December 31, 2013, the Company had $7.3 billion of obligations comprised of $1.8 billion included in "Current content liabilities" and $1.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $4.2 billion of obligations that are not reflected on the Consolidated Balance Sheets.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
Less than one year	$3,574,129	$2,972,325
Due after one year and through 3 years	4,176,621	3,266,907
Due after 3 years and through 5 years	1,071,238	929,645
Due after 5 years	35,239	83,284
Total streaming content obligations	$8,857,227	$7,252,161

A streaming content obligation is incurred at the time the Company enters into an agreement to obtain future titles. Once a title becomes available, a content liability is generally recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and / or fees for which are not yet determinable as of the reporting date. Because the amount is not reasonably estimable, the Company does not include any estimated obligation for these future titles beyond the known minimum amount. However, the unknown obligations are expected to be significant and the expected timing of payments could range from less than one year to more than five years.
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
On January 13, 2012, the first of three purported shareholder class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Two additional purported shareholder class action lawsuits were filed in the same court on January 27, 2012 and February 29, 2012 alleging substantially similar claims.  These lawsuits were consolidated into In re Netflix, Inc., Securities Litigation, Case No. 3:12-cv-00225-SC, and the Court selected lead plaintiffs. On June 26, 2012, lead plaintiffs filed a consolidated complaint which alleged violations of the federal securities laws. The Court dismissed the consolidated complaint with leave to amend on February 13, 2013. Lead plaintiffs filed a first amended consolidated complaint on March 22, 2013. The Court dismissed the first amended consolidated complaint with prejudice on August 20, 2013, and judgment was entered on September 27, 2013. Lead plaintiffs filed a motion to alter or amend the judgment and requested leave to file a second amended complaint on October 25, 2013. On January 17, 2014, the Court denied that motion. On February 18, 2014, lead plaintiffs appealed that decision to the United States Court of Appeals for the Ninth Circuit. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable
On November 23, 2011, the first of six purported shareholder derivative suits was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its officers and directors. Five additional purported shareholder derivative suits were subsequently filed: two in the Superior Court of California, Santa Clara County on February 9, 2012 and May 2, 2012; and three in the United States District Court for the Northern District of California on February 13, 2012, February 24, 2012 and April 2, 2012. The purported shareholder derivative suits filed in the Northern District of California have been voluntarily dismissed. On July 5, 2012, the purported shareholder derivative suits filed in Santa Clara County were consolidated into In re Netflix, Inc. Shareholder Derivative Litigation, Case No. 1-12-cv-218399, and lead counsel was appointed. A consolidated complaint was filed on December 4, 2012, with plaintiffs seeking compensatory damages and other relief. The consolidated complaint alleges, among other things, that certain of the Company's current and former officers and directors breached their fiduciary duties, issued false and misleading statements primarily regarding the Company's streaming business, violated accounting rules concerning segment reporting, violated provisions of the California Corporations Code, and wasted corporate assets. The consolidated complaint further alleges that the defendants caused the Company to buy back stock at artificially inflated prices to the detriment of the Company and its shareholders while contemporaneously selling personally held Company stock. The Company filed a demurrer to the consolidated complaint and a motion to stay the derivative litigation in favor of the related federal securities class action on February 4, 2013. On June 21, 2013, the Court granted the motion to stay the derivative litigation pending resolution of the related federal securities class action. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.

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

11. Segment Information
The Company has three reportable operating segments: Domestic streaming, International streaming and Domestic DVD. Segment information is presented along the same lines that the Company’s chief operating decision maker reviews the operating results in assessing performance and allocating resources. The Company’s chief operating decision maker reviews revenues and contribution profit (loss) for each of the reportable segments. Contribution profit (loss) is defined as revenues less cost of revenues and marketing expenses directly incurred by the segment.
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
The Company's long-lived tangible assets were located as follows:

	As of
	September 30, 2014	December 31, 2013
	(in thousands)
United States	$131,839	$126,455
International	12,308	7,150

The following tables represent segment information for the quarter ended September 30, 2014:

	As of/ Three months ended September 30, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	37,219	15,843	5,986	—
Revenues	$877,150	$345,685	$186,597	$1,409,432
Cost of revenues	565,251	291,942	97,201	954,394
Marketing	61,045	84,609	—	145,654
Contribution profit (loss)	$250,854	$(30,866)	$89,396	$309,384
Other operating expenses				198,977
Operating income				110,407
Other income (expense)				(12,870)
Provision for income taxes				38,242
Net income				$59,295

	As of/ Nine months ended September 30, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	37,219	15,843	5,986	—
Revenues	$2,513,992	$920,264	$585,672	$4,019,928
Cost of revenues	1,628,568	803,906	305,954	2,738,428
Marketing	206,030	197,485	—	403,515
Contribution profit (loss)	$679,394	$(81,127)	$279,718	$877,985
Other operating expenses				540,383
Operating income				337,602
Other income (expense)				(33,749)
Provision for income taxes				120,425
Net income				$183,428

The following tables represent segment information for the quarter ended September 30, 2013:

	As of/ Three months ended September 30, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	31,092	9,188	7,148	—
Revenues	$701,083	$183,051	$221,865	$1,105,999
Cost of revenues	473,965	209,811	115,124	798,900
Marketing	60,637	47,537	54	108,228
Contribution profit (loss)	$166,481	$(74,297)	$106,687	$198,871
Other operating expenses				141,751
Operating income				57,120
Other income (expense)				(7,629)
Provision for income taxes				17,669
Net income				$31,822

	As of/ Nine months ended September 30, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	31,092	9,188	7,148	—
Revenues	$2,010,821	$490,972	$697,539	$3,199,332
Cost of revenues	1,366,897	561,103	368,526	2,296,526
Marketing	194,779	146,919	227	341,925
Contribution profit (loss)	$449,145	$(217,050)	$328,786	$560,881
Other operating expenses				414,822
Operating income				146,059
Other income (expense)				(48,989)
Provision for income taxes				33,088
Net income				$63,982

The following table represents the amortization of the content library:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
Three months ended September 30,	(in thousands)
2014	$433,266	$252,888	$18,269	$704,423
2013	363,787	189,607	17,546	570,940
Nine months ended September 30,
2014	1,229,477	696,449	51,313	1,977,239
2013	1,043,976	505,408	53,492	1,602,876
The following table represents total content library, net:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
As of September 30, 2014	$3,334,646	$1,276,686	$27,531	$4,638,863
As of December 31, 2013	2,973,023	804,690	19,779	3,797,492

(1)
A membership (also referred to as a subscription) is defined as the right to receive either the Netflix streaming service or Netflix DVD service. Memberships are assigned to territories based on the geographic location used at time of sign up as determined by the Company's internal systems, which utilize industry standard geo-location technology. The Company offers free-trial memberships to new and certain rejoining members. For inclusion in the definition of a member in the above metrics, a method of payment is required to be provided even during the free-trial period. Total members therefore include those who are on a free-trial and have provided a method of payment. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the prepaid membership period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the impact of new accounting standards; investments in marketing and content, including original content; international expansion and investments related thereto; cash use in connection with content acquisitions and licensing and international expansion; contribution margin and free cash flow trends; deferred tax assets; accessing and obtaining additional capital and future contractual obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. These forward-looking statements can be identified by our use of words such as "anticipate," "expect," "will," "may" and derivations thereof. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the Securities and Exchange Commission (“SEC”) on February 3, 2014, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading Internet television network with over 53 million members in nearly 50 countries enjoying more than two billion hours of TV shows and movies per month, including original series. Our members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
We are a pioneer in the Internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for Internet-connected screens and have licensed and acquired increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their TVs, computers and mobile devices. As a result of these efforts, we have experienced growing consumer acceptance of, and interest in, the delivery of TV shows and movies directly over the Internet. Historically, our acquisition of new members has been seasonal with the first and fourth quarters representing our strongest net member additions and our second quarter representing the lowest net member additions in a calendar year.
Our core strategy is to grow our streaming membership business domestically and internationally, within the parameters of our consolidated net income and operating segment contribution profit (loss) targets. We are continuously improving our members' experience by expanding our streaming content with a focus on a programming mix of content that delights our members. We are continually enhancing our user interface and extending our streaming service to even more Internet-connected screens.

Results of Operations

The following represents our consolidated performance highlights:

	Three Months Ended		Change
	September 30, 2014	September 30, 2013	Q3'14 vs. Q3'13
	(in thousands, except percentages)
Revenues	$1,409,432	$1,105,999	27%
Operating income	110,407	57,120	93%
Net income	59,295	31,822	86%

In the second quarter of 2014, we increased the domestic streaming membership fee from $7.99 to $8.99 per month for new members who choose our most popular streaming plan, which includes access to high definition quality streaming on two screens concurrently. Current members were grandfathered in at $7.99 per month for this plan for two years, as long as they remain a member. We also introduced a new membership plan priced at $7.99 per month which offers standard definition quality streaming on a single screen at a time. In the second quarter of 2013, we introduced membership plans priced at $11.99 per month under which members can stream high definition quality content on four screens concurrently. Internationally, we rolled out similar changes in pricing and plan offerings.

Consolidated revenues for the three months ended September 30, 2014 increased $303.4 million as compared to the three months ended September 30, 2013 due to growth in streaming members, both internationally and domestically. Operating income and net income increased $53.3 million and $27.5 million, respectively, due to the increase in revenues, partially offset by the increase in the cost of revenues due to increased content expenses relating to our existing and new streaming content.

The following represents the key elements to our segment results of operations:

•
We define contribution profit as revenues less cost of revenues and marketing expenses. We believe this is an important measure of our operating segment performance as it represents each segment's performance before global corporate costs.

•
For the Domestic and International streaming segments, content expenses, which include the amortization of the streaming content library and other expenses associated with the licensing and acquisition of streaming content, represent the vast majority of cost of revenues. Streaming content rights are generally specific to a geographic region and accordingly our international expansion will require us to obtain additional streaming content to support new international markets. Other cost of revenues such as streaming delivery expenses, customer service and payment processing fees tend to be lower as a percentage of total cost of revenues as compared to content licensing expenses. We utilize both our own and third-party content delivery networks to help us efficiently stream a high volume of content to our members over the Internet. Streaming delivery expenses, therefore, also include equipment costs related to our content delivery network ("Open Connect") and all third-party costs associated with delivering streaming content over the Internet. Cost of revenues in the Domestic DVD segment consist primarily of delivery expenses, content expenses, including amortization of DVD content library and revenue sharing expenses, and other expenses associated with our DVD processing and customer service centers. Delivery expenses for the Domestic DVD segment consist of the postage costs to mail DVDs to and from our members and the packaging and label costs for the mailers.

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and payments made to our affiliates and device partners. Advertising expenses include promotional activities such as television and online advertising. Payments to our affiliates and device partners include fixed fee and /or revenue sharing payments. Marketing expenses are primarily incurred by our Domestic and International streaming segments given our focus on building consumer awareness of the streaming offerings. Marketing expenses incurred by our International streaming segment have been significant and will fluctuate dependent upon the number of International territories in which our streaming service is offered and the timing of the launch of new territories. Marketing expenses are immaterial for the Domestic DVD segment.

•
We have demonstrated our ability to grow domestic contribution margin as evidenced by the increase in contribution margin from 12% when we first began separately reporting Domestic streaming results in the fourth quarter of 2011 to 29% in the third quarter of 2014. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment. Investments in content and marketing associated with the International streaming segment will continue to fluctuate dependent upon the number of international territories in which our streaming service is offered and the timing of the launch of new territories.

•	As we grow our streaming segments, we continue to shift spending away from the Domestic DVD segment to invest more in streaming content and marketing for our streaming services.

Domestic Streaming Segment
Three months ended September 30, 2014 as compared to the three months ended September 30, 2013

	As of/ Three Months Ended		Change
	September 30, 2014	September 30, 2013	Q3'14 vs. Q3'13
	(in thousands, except revenue per member and percentages)
Members:
Net additions	975	1,285	(24)%
Members at end of period	37,219	31,092	20%
Paid members at end of period	36,265	29,925	21%
Average monthly revenue per paying member	$8.20	$7.98	3%

Contribution profit:
Revenues	$877,150	$701,083	25%
Cost of revenues	565,251	473,965	19%
Marketing	61,045	60,637	1%
Contribution profit	250,854	166,481	51%
Contribution margin	29%	24%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content offered through a membership plan. The $176.1 million increase in our domestic streaming revenues was primarily due to the 22% growth in the average number of paid memberships as well as to the 3% increase in average monthly revenue per paying member resulting from our price increase and introduction of higher priced plans. Our two screen high definition plan continues to be the most popular plan choice for new members.
The $91.3 million increase in domestic streaming cost of revenues was primarily due to the $71.2 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, streaming delivery expenses increased by $12.8 million and other costs, such as payment processing fees and customer service call centers, increased $7.3 million due to our growing member base.
Marketing expenses were flat for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.
Our Domestic streaming segment had a contribution margin of 29% for the three months ended September 30, 2014, which increased as compared to the contribution margin of 24% for the three months ended September 30, 2013. Growth in paid memberships and revenue continued to outpace content and marketing spending, resulting in the expansion of Domestic streaming contribution margin of approximately 500 basis points. We expect to grow contribution margins an average of 200 basis points per year beginning some time next year.

Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

	As of/ Nine Months Ended		Change
	September 30, 2014	September 30, 2013	YTD'14 vs. YTD'13
	(in thousands, except revenue per member and percentages)
Members:
Net additions	3,799	3,946	(4)%
Members at end of period	37,219	31,092	20%
Paid members at end of period	36,265	29,925	21%
Average monthly revenue per paying member	$8.10	$7.96	2%

Contribution profit:
Revenues	$2,513,992	$2,010,821	25%
Cost of revenues	1,628,568	1,366,897	19%
Marketing	206,030	194,779	6%
Contribution profit	679,394	449,145	51%
Contribution margin	27%	22%

The $503.2 million increase in our domestic streaming revenues was due to the 23% growth in the average number of paid memberships as well as to the 2% increase in the average monthly revenue per paying member resulting from our price increase and introduction of higher priced plan.
The $261.7 million increase in domestic streaming cost of revenues was primarily due to the $188.7 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, streaming delivery expenses increased by $45.2 million and other costs, such as payment processing fees and customer service call centers, increased $27.8 million due to our growing member base.
Marketing expenses increased $11.3 million primarily due to an increase in advertising and public relations spending.
Our Domestic streaming segment had a contribution margin of 27% for the nine months ended September 30, 2014, which increased as compared to the contribution margin of 22% for the nine months ended September 30, 2013, as a result of growing memberships and revenue faster than content and marketing spending.

International Streaming Segment
Three months ended September 30, 2014 as compared to the three months ended September 30, 2013

	As of /Three Months Ended		Change
	September 30, 2014	September 30, 2013	Q3'14 vs. Q3'13
	(in thousands, except revenue per member and percentages)
Members:
Net additions	2,042	1,441	42%
Members at end of period	15,843	9,188	72%
Paid members at end of period	14,389	8,084	78%
Average monthly revenue per paying member	$8.44	$8.08	4%

Contribution profit (loss):
Revenues	$345,685	$183,051	89%
Cost of revenues	291,942	209,811	39%
Marketing	84,609	47,537	78%
Contribution loss	(30,866)	(74,297)	(58)%
Contribution margin	(9)%	(41)%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content offered through a membership plan. We launched our streaming service in Canada in September 2010 and have continuously expanded our services internationally with launches in Latin America in September 2011, the U.K. and Ireland in January 2012, Finland, Denmark, Sweden and Norway in October 2012, the Netherlands in September 2013, and Germany, Austria, Switzerland, France, Belgium and Luxembourg in September 2014.
The $162.6 million increase in our international revenues was primarily due to the 81% growth in the average number of paid international memberships as well as the 4% increase in average monthly revenue per paying member resulting from our price increase and introduction of higher priced plans. Average paid international streaming memberships account for 28% of total average paid streaming memberships as of September 30, 2014, as compared to 21% of total average paid streaming memberships as of September 30, 2013.
The $82.1 million increase in international cost of revenues was primarily due to a $66.4 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $15.7 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses for the three months ended September 30, 2014 increased $37.1 million as compared to the three months ended September 30, 2013 mainly due to expenses for territories launched in the last twelve months.
International contribution losses improved $43.4 million for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013, as a result of growing memberships and revenues faster than content and marketing spending. Our International streaming segment does not benefit from the established member base that exists for the Domestic segments. As a result of having to build a member base from zero, investments in streaming content and marketing programs for our International segment are larger initially relative to revenues, in particular as new territories are launched. The contribution losses for our International segment have been significant due to investments in streaming content and marketing programs to drive membership growth and viewing in our international markets.
Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

	As of /Nine Months Ended		Change
	September 30, 2014	September 30, 2013	YTD'14 vs. YTD'13
	(in thousands, except revenue per member and percentages)
Members:
Net additions	4,913	3,067	60%
Members at end of period	15,843	9,188	72%
Paid members at end of period	14,389	8,084	78%
Average monthly revenue per paying member	$8.35	$8.25	1%

Contribution profit (loss):
Revenues	$920,264	$490,972	87%
Cost of revenues	803,906	561,103	43%
Marketing	197,485	146,919	34%
Contribution loss	(81,127)	(217,050)	(63)%
Contribution margin	(9)%	(44)%

The $429.3 million increase in our international revenues was primarily due to the 85% growth in the average number of paid international memberships.
The $242.8 million increase in international cost of revenues was primarily due to a $201.7 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $41.1 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses for the nine months ended September 30, 2014 increased $50.6 million as compared to the nine months ended September 30, 2013 mainly due to expenses for territories launched in the last twelve months.
International contribution losses improved $135.9 million for the nine months ended September, 2014 as compared to the nine months ended September 30, 2013, as a result of growing memberships and revenues faster than content and marketing spending.

Domestic DVD Segment
Three months ended September 30, 2014 as compared to the three months ended September 30, 2013

	As of/ Three Months Ended		Change
	September 30, 2014	September 30, 2013	Q3'14 vs. Q3'13
	(in thousands, except revenue per member and percentages)
Members:
Net losses	(275)	(360)	(24)%
Members at end of period	5,986	7,148	(16)%
Paid members at end of period	5,899	7,014	(16)%
Average monthly revenue per paying member	$10.31	$10.28	—%

Contribution profit:
Revenues	$186,597	$221,865	(16)%
Cost of revenues	97,201	115,124	(16)%
Marketing	—	54	(100)%
Contribution profit	89,396	106,687	(16)%
Contribution margin	48%	48%

In the Domestic DVD segment, we derive revenues from our DVD-by-mail membership services. The price per plan for DVD-by-mail varies from $4.99 to $43.99 per month according to the plan chosen by the member. DVD-by-mail plans differ by the number of DVDs that a member may have out at any given point. Members electing access to high definition Blu-ray discs, in addition to standard definition DVDs, pay a surcharge ranging from $2 to $4 per month for our most popular plans.
The $35.3 million decrease in our domestic DVD revenues was due to a 16% decrease in the average number of paid memberships.
The $17.9 million decrease in domestic DVD cost of revenues was primarily due to a $3.3 million decrease in content expenses and a $10.5 million decrease in delivery expenses resulting from a 21% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships coupled with a decrease in usage by these members. Other costs, primarily those associated with processing and customer service expenses, decreased $4.1 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment had a contribution margin of 48% for the three months ended September 30, 2014, and was flat as compared to the three months ended September 30, 2013.

Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

	As of/ Nine Months Ended		Change
	September 30, 2014	September 30, 2013	YTD'14 vs. YTD'13
	(in thousands, except revenue per member and percentages)
Members:
Net losses	(944)	(1,076)	(12)%
Members at end of period	5,986	7,148	(16)%
Paid members at end of period	5,899	7,014	(16)%
Average monthly revenue per paying member	$10.27	$10.23	—%

Contribution profit:
Revenues	$585,672	$697,539	(16)%
Cost of revenues	305,954	368,526	(17)%
Marketing	—	227	(100)%
Contribution profit	279,718	328,786	(15)%
Contribution margin	48%	47%

The $111.9 million decrease in our domestic DVD revenues was due to a 16% decrease in the average number of paid memberships.
The $62.6 million decrease in domestic DVD cost of revenues was primarily due to a $14.2 million decrease in content expenses and a $33.0 million decrease in delivery expenses resulting from a 21% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships coupled with a decrease in usage by these members. Other costs, primarily those associated with processing and customer service expenses, decreased $15.4 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment had a contribution margin of 48% for the nine months ended September 30, 2014, and was relatively flat as compared to the nine months ended September 30, 2013.

Consolidated Operating Expenses
Technology and Development
Technology and development expenses consist of payroll and related costs incurred in making improvements to our service offerings, including testing, maintaining and modifying our user interface, our recommendation, merchandising and streaming delivery technology, as well as our telecommunications systems and infrastructures. Technology and development expenses also include costs associated with computer hardware and software.
Three months ended September 30, 2014 as compared to the three months ended September 30, 2013

	Three Months Ended		Change
	September 30, 2014	September 30, 2013	Q3'14 vs. Q3'13
	(in thousands, except percentages)
Technology and development	$120,953	$95,540	27%
As a percentage of revenues	9%	9%

The $25.4 million increase in technology and development expenses was primarily due to a $22.5 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 14% growth in average headcount supporting continued improvements in our streaming service and our international expansion.

Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

	Nine Months Ended		Change
	September 30, 2014	September 30, 2013	YTD'14 vs. YTD'13
	(in thousands, except percentages)
Technology and development	$346,445	$280,641	23%
As a percentage of revenues	9%	9%

The $65.8 million increase in technology and development expenses was primarily due to a $62.1 million increase in personnel-related costs, including stock-based compensation expense, resulting from an 11% growth in average headcount supporting continued improvements in our streaming service and our international expansion.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.

Three months ended September 30, 2014 as compared to the three months ended September 30, 2013

	Three Months Ended		Change
	September 30, 2014	September 30, 2013	Q3'14 vs. Q3'13
	(in thousands, except percentages)
General and administrative	$78,024	$46,211	69%
As a percentage of revenues	6%	4%

General and administrative expenses increased $31.8 million primarily due to a $20.9 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 36% increase in average headcount primarily to support our international expansion. In addition, there was an increase in legal costs for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013.

Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

	Nine Months Ended		Change
	September 30, 2014	September 30, 2013	YTD'14 vs. YTD'13
	(in thousands, except percentages)
General and administrative	$193,938	$134,181	45%
As a percentage of revenues	5%	4%

General and administrative expenses increased $59.8 million primarily due to a $48.5 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 34% increase in average headcount primarily to support our international expansion. In addition, there was an increase in legal costs for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.
Three months ended September 30, 2014 as compared to the three months ended September 30, 2013

	Three Months Ended		Change
	September 30, 2014	September 30, 2013	Q3'14 vs. Q3'13
	(in thousands, except percentages)
Interest expense	$(13,486)	$(7,436)	81%
As a percentage of revenues	1%	1%

Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

	Nine Months Ended		Change
	September 30, 2014	September 30, 2013	YTD'14 vs. YTD'13
	(in thousands, except percentages)
Interest expense	$(36,866)	$(21,704)	70%
As a percentage of revenues	1%	1%

Interest expense for the three and nine months ended September 30, 2014 primarily consisted of approximately $12.6 million of interest accrued per quarter on our notes. The increase in interest expense for the three and nine months ended September 30, 2014 as compared the three and nine months ended September 30, 2013 was due primarily to the higher aggregate principal of interest bearing notes outstanding.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on cash, cash equivalents and short-term investments and foreign exchange gains and losses on foreign currency denominated balances.
Three months ended September 30, 2014 as compared to the three months ended September 30, 2013

	Three Months Ended		Change
	September 30, 2014	September 30, 2013	Q3'14 vs. Q3'13
	(in thousands, except percentages)
Interest and other income (expense)	$616	$(193)	419%

Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

	Nine Months Ended		Change
	September 30, 2014	September 30, 2013	YTD'14 vs. YTD'13
	(in thousands, except percentages)
Interest and other income (expense)	$3,117	$(2,156)	245%

Interest and other income (expense) increased for the three and nine months ended September 30, 2014 as compared to the three and nine months ended September 30, 2013 primarily due to a decrease in foreign exchange losses on foreign currency denominated balances.
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
Provision for Income Taxes
The effective tax rates for the three months ended September 30, 2014 and 2013 were 39% and 36%, respectively. The effective tax rates for the nine months ended September 30, 2014 and 2013 were 40% and 34%, respectively. The effective tax rates for the three and nine months ended September 30, 2014 differed from the federal statutory rate primarily due to state taxes and foreign taxes partially offset by the California R&D credit. The effective tax rates for the three and nine months ended September 30, 2013 differed from the federal statutory rate primarily due to state taxes and foreign taxes offset by the Federal and California R&D Credits and a discrete benefit recorded for the 2012 Federal R&D credit. On January 2, 2013, the American Taxpayer Relief Act of 2012 (H.R. 8) was signed into law which retroactively extended the Federal R&D credit from January 1, 2012 through December 31, 2013. As a result, we recognized the retroactive benefit of the 2012 Federal R&D credit of approximately $3.1 million as a discrete item in the first quarter of 2013, the period in which the legislation was enacted.
The increase in our effective tax rates for the three months ended September 30, 2014 as compared to the three months ended September 30, 2013 was primarily attributable to the expiration of the Federal R&D tax credit on December 31, 2013. The increase in our effective tax rates for the nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013 was primarily attributable to the expiration of the Federal R&D tax credit on December 31, 2013 and from the discrete item recorded in the first quarter of 2013 related to the retroactive benefit of the 2012 Federal R&D credit.
Liquidity and Capital Resources
Cash, cash equivalents and short-term investments were $1,666.8 million and $1,200.4 million at September 30, 2014 and December 31, 2013, respectively. In February 2014, we issued $400.0 million aggregate principal amount of 5.750% Senior Notes due 2024 (the "5.750% Notes"). In February 2013, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "5.375% Notes"). We used approximately $224.5 million of the net proceeds of our 5.375% Notes to redeem our outstanding 8.50% Notes, including a $19.4 million make-whole premium and $5.1 million of accrued and unpaid interest.
Our primary uses of cash include content acquisition and licensing, streaming delivery, marketing programs and payroll. We expect to continue to make significant investments in streaming content, including original content. We also expect to significantly increase our investments in international expansion. Payment terms for certain content agreements require more upfront cash payments relative to the expense and therefore, future investments could impact our liquidity.

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
As of September 30, 2014, $48.4 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the amount associated with undistributed earnings for certain foreign subsidiaries.
Free Cash Flow
We define free cash flow as cash provided by operating and investing activities excluding the non-operational cash flows from purchases, maturities and sales of short-term investments. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments and for certain other activities. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow (used in) provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expense, non-cash stock-based compensation expense and other working capital differences which include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members settle quickly and deferred revenue is a source of cash flow. For streaming content, we typically enter into multi-year agreements with various content providers that may result in an increase in content library and a corresponding increase in liabilities on the Consolidated Balance Sheets. The payment terms may extend over the term of the agreements, which typically range from six months to five years.
Three months ended September 30, 2014 as compared to the three months ended September 30, 2013

	Three Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Net cash (used in) provided by operating activities	$(37,439)	$34,693
Net cash used in investing activities	(20,411)	(13,669)
Net cash provided by financing activities	30,662	45,795

Non-GAAP free cash flow reconciliation:
Net cash (used in) provided by operating activities	(37,439)	34,693
Acquisition of DVD content library	(15,530)	(15,471)
Purchases of property and equipment	(21,032)	(10,828)
Other assets	341	(1,329)
Non-GAAP free cash flow	$(73,660)	$7,065

Cash used in operating activities increased $72.1 million, primarily due to increased payments for content other than DVD library of $275.0 million or 44%, as well as increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $303.4 million or 27% increase in revenues.
Cash used in investing activities increased $6.7 million, primarily due to an increase of $10.2 million in the purchase of property and equipment. This increase in the use of cash was partially offset by an increase in the proceeds from sales and maturities of short-term investments, net of purchases, of $1.9 million.
Cash provided by financing activities decreased $15.1 million primarily due to a decrease of $15.7 million in proceeds from the issuance of common stock.
Free cash flow was $133.0 million lower than net income for the three months ended September 30, 2014 primarily due to $152.8 million of content cash payments over expense and $10.1 million non-favorable other working capital differences, partially offset by $29.9 million of non-cash stock-based compensation expense.

Free cash flow was $24.8 million lower than net income for the three months ended September 30, 2013 primarily due to $12.3 million of content cash payments over expense, and $31.0 million non-favorable other working capital differences, partially offset by $18.5 million of non-cash stock-based compensation expense.

Nine months ended September 30, 2014 as compared to the nine months ended September 30, 2013

	Nine Months Ended
	September 30, 2014	September 30, 2013
	(in thousands)
Net cash provided by operating activities	$54,944	$56,386
Net cash provided by (used in) investing activities	8,275	(320,590)
Net cash provided by financing activities	517,321	416,336

Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	54,944	56,386
Acquisition of DVD content library	(51,425)	(50,687)
Purchases of property and equipment	(54,235)	(31,034)
Other assets	1,765	3,808
Non-GAAP free cash flow	$(48,951)	$(21,527)

Cash provided by operating activities decreased $1.4 million, primarily due to increased payments for content other than DVD library of $592.0 million or 31%, as well as increased payments associated with higher operating expenses. The increased use of cash was partially offset by an $820.6 million or 26% increase in revenues.
Cash provided by investing activities increased $328.9 million, primarily due to an increase of $354.8 million in the proceeds from sales and maturities of short-term investments, net of purchases.
Cash provided by financing activities increased $101.0 million primarily due to the $392.9 million net proceeds from the issuance of the 5.750% Notes in the nine months ended September 30, 2014 compared to the $490.6 million net proceeds from the issuance of the 5.375% Notes less the $219.4 million redemption of our 8.50% Notes in the nine months ended September 30, 2013.
Free cash flow was $232.4 million lower than net income for the nine months ended September 30, 2014 primarily due to $372.9 million of content cash payments over expense, partially offset by $85.0 million of non-cash stock-based compensation expense, $37.2 million in deferred revenue and $18.3 million favorable other working capital differences.
Free cash flow was $85.5 million lower than net income for the nine months ended September 30, 2013 primarily due to $156.5 million of content cash payments over expense and $8.3 million non-favorable other working capital differences partially offset by $54.2 million non-cash stock-based compensation expense and $25.1 million loss on debt extinguishment (a financing activity).
We expect that free cash flow will be materially less than net income while we increase our investments, particularly in original content, and we may use cash for operations and / or have negative free cash flow in future periods.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of September 30, 2014. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at September 30, 2014:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$8,857,227	$3,574,129	$4,176,621	$1,071,238	$35,239
Debt (2)	1,290,948	49,875	99,750	99,750	1,041,573
Lease obligations (3)	200,414	28,758	61,006	33,210	77,440
Other purchase obligations (4)	538,852	218,042	305,890	14,620	300
Total	$10,887,441	$3,870,804	$4,643,267	$1,218,818	$1,154,552

(1)
As of September 30, 2014, streaming content obligations were comprised of $2.1 billion included in "Current content liabilities" and $1.5 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $5.3 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.

Streaming content obligations increased $1.6 billion from $7.3 billion as of December 31, 2013 to $8.9 billion as of September 30, 2014 primarily due to multi-year commitments associated with our latest market launches in Europe and the continued expansion of our exclusive and original programming.
A streaming content obligation is incurred at the time we enter into an agreement to obtain future titles. Once a title becomes available, a content liability is generally recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and / or fees for which are not yet determinable as of the reporting date. Because the amount is not reasonably estimable, we do not include any estimated obligation for these future titles beyond the known minimum amount. However, the unknown obligations are expected to be significant and the expected timing of payments could range from less than one year to more than five years. Traditional film output deals, like the future output deal with Disney, or certain TV series license agreements where the number of seasons to be aired is unknown, are examples of license agreements not included in the contractual obligations table. Once we know the title that we will receive and the license fees, we include the amount in the streaming content obligations.

(2)	Long-term debt obligations include our 5.375% Notes and 5.750% Notes consisting of principal and interest payments.

(3)
Lease obligations include lease financing obligations of $10.1 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes and commitments of $190.3 million for facilities under non-cancelable operating leases with various expiration dates through approximately 2025, including commitments of $121.2 million for facilities lease agreements which will commence after the leased buildings have been constructed.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of September 30, 2014, we had gross unrecognized tax benefits of $83.1 million and an additional $4.6 million for gross interest and penalties classified as “Other non-current liabilities” on the Consolidated Balance Sheets. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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

Streaming Content
We license and acquire rights to stream TV shows, movies, and original content to members for unlimited viewing. These rights are for a fixed fee and specify windows of availability. Payment terms for certain content agreements require more upfront cash payments relative to the expense.
We capitalize the fee per title and record a corresponding liability at the gross amount of liabilities when the license period begins, the cost of the title is known and the title is accepted and available for streaming. The portion available for streaming within one year is recognized as “Current content library, net” and the remaining portion as “Non-current content library, net” on the Consolidated Balance sheets. The acquisition of streaming content rights and the changes in related liabilities, are classified within cash used in operating activities on the Consolidated Statements of Cash Flows.

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

The content library is stated at the lower of unamortized cost or net realizable value. Streaming content (whether capitalized or not) is reviewed in aggregate at the geographic region level for impairment when an event or change in circumstances indicates a change in the expected usefulness of the content. The level of geographic aggregation is determined based on the streaming content rights which are generally specific to a geographic region inclusive of several countries (such as Latin America). No material write down from unamortized cost to a lower net realizable value was recorded in any of the periods presented.
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

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At September 30, 2014, our estimated gross unrecognized tax benefits were $83.1 million of which $68.6 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

Stock-Based Compensation
Stock-based compensation expense at the grant date is based on the total number of options granted and an estimate of the fair value of the awards.
We calculate the fair value of our stock option grants using a lattice-binomial model. This model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be impacted.

•
Expected Volatility:  Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. Low trade volume of our tradable forward call options prior to 2011 precluded sole reliance on implied volatility, and as such we include historical volatility in our computation of expected volatility. An increase/decrease of 10% in our computation of expected volatility would increase/decrease the total stock-based compensation expense by approximately $3.0 million for the three months ended September 30, 2014.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical option exercise behavior and is determined for both executives and non-executives. An increase/decrease in the suboptimal exercise factor of 10% would increase/decrease the total stock-based compensation expense by approximately $0.6 million for the three months ended September 30, 2014.

Recent Accounting Pronouncements

The information set forth under Note 1 to the consolidated financial statements under the caption “Basis of Presentation and Summary of Significant Accounting Policies” is incorporated herein by reference.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on October 20, 2014, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013 (iii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.
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

NETFLIX, INC.
Dated: October 20, 2014	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: October 20, 2014	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

3.5	Certificate of Elimination of Rights, Preferences and Privileges of Series A Participating Preferred Stock	8-K	001-35727	3.1	December 30, 2013

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013

4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	2002 Employee Stock Purchase Plan	Def 14A	000-49802	A	April 8, 2010

10.3†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.4†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.5†	Description of Director Equity Compensation Plan	8-K	000-49802	99.1	June 16, 2010

10.6†	Description of Director Equity Compensation Plan	8-K	000-49802	10.1	December 28, 2009

10.7†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	001-35727	10.7	February 1, 2013

10.8	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014

10.9†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 filed with the SEC on October 20, 2014, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2014 and 2013 (iii) Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013, (iv) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2014 and 2013 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.