Form 10-K
period 2014-12-31
NETFLIX INC
filed 2015-01-29
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________

FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 000-49802
_____________________________________________________________________
Netflix, Inc.
(Exact name of Registrant as specified in its charter)
 _____________________________________________________________________

Delaware	001-35727
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
100 Winchester Circle Los Gatos, California 95032
(Address and zip code of principal executive offices)
(408) 540-3700
(Registrant’s telephone number, including area code)
 _____________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of Exchange on which registered
Common stock, $0.001 par value	NASDAQ Stock Market LLC
(NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act: None
 _____________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2014, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $25,313,674,160. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of January 28, 2015, there were 60,498,082 shares of the registrant’s common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for Registrant’s 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; the growth of Internet delivery of content; the growth in our streaming memberships; the decline in our DVD memberships and the resources allocated to our DVD segment; the market opportunity for streaming content; contribution margins; contribution profits (losses); liquidity; free cash flows; revenues; net income; legal costs; operating cash flows; stock price volatility; membership growth rates; timing of facilities construction; nature of our content agreements; member viewing habits; payment of future dividends; obtaining additional capital; our content library and marketing investments, including investments in original programming; significance of future contractual obligations; realization of deferred tax assets; seasonality; method of content delivery; and international expansion. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.	Business
ABOUT US
Netflix, Inc. (“Netflix”, “the Company”, “we”, or “us”) is the world’s leading Internet television network with over 57 million streaming members in nearly 50 countries enjoying more than two billion hours of TV shows and movies per month, including original series, documentaries and feature films. Our members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the United States ("U.S."), our members can receive DVDs delivered quickly to their homes.

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
Our core strategy is to grow our streaming membership business globally within the parameters of our consolidated net income and operating segment contribution profit (loss) targets. We are continuously improving our members' experience by expanding our streaming content with a focus on a programming mix of content that delights our members. We are continually enhancing our user interface and extending our streaming service to even more Internet-connected screens.

We continue to grow our streaming service both domestically and internationally. We began our international expansion with Canada in 2010 and have since launched our service in Latin America and several European countries. We have also expanded our streaming content offering to include more exclusive and original programming, including several Emmy, Golden Globe and Academy Award nominated original series and documentaries.

Prior to July 2011, in the U.S., our streaming and DVD-by-mail operations were combined and members could receive both streaming content and DVDs under a single “hybrid” plan. In July 2011, we separated the combined plans, making it necessary for members who wish to receive both DVDs-by-mail and streaming content to have two separate membership plans.

BUSINESS SEGMENTS
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD. The Domestic and International streaming segments derive revenues from monthly membership fees for services consisting solely of streaming content. The Domestic DVD segment derives revenues from monthly membership fees for services consisting solely of DVD-by-mail. For additional information regarding our segments, including information about our financial results by geography, see Note 12 of Item 8, Financial Statements and Supplementary Data.

COMPETITION
The market for entertainment video is intensely competitive and subject to rapid change. We compete against other entertainment video providers, such as multichannel video programming distributors ("MVPDs"), Internet-based movie and TV content providers (including those that provide pirated content) and DVD rental outlets and more broadly against other sources of entertainment that our members could choose in their moments of free time. We also compete against entertainment video providers in obtaining content that our members love, both for licensed streaming content and for original content projects.
While consumers may maintain simultaneous relationships with multiple entertainment sources, we strive for consumers to choose us in their moments of free time. We have often referred to this choice as our objective of "winning moments of truth." In attempting to win these moments of truth with our members, we are continually improving our service, including both our technology and our content, which is increasingly exclusive and curated, including our own original programming.
SEASONALITY
Our member growth exhibits a seasonal pattern that reflects variations when consumers buy Internet-connected devices and when they tend to increase their viewing. Our domestic member growth is generally greatest in our fourth and first quarters (October through March), slowing in our second quarter (April through June) and then accelerating in our third quarter (July through September). We expect each market in our International Steaming segment to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns. Additionally, the variable expenses associated with shipments of DVDs are highest in the first quarter due to the seasonal nature of DVD usage.
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
EMPLOYEES
As of December 31, 2014, we had 2,189 full-time employees. We also utilize part-time and temporary employees, primarily in our DVD fulfillment operations, to respond to the fluctuating demand for DVD shipments. As of December 31, 2014, we had 261 part-time and temporary employees. Our employees are not covered by collective bargaining agreements, however, to the extent we develop and produce our own content, certain employees of affiliated entities may be covered by such agreements, including certain writers, directors, actors and production personnel.
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
We have experienced significant member growth over the past several years. Our ability to continue to attract members will depend in part on our ability to consistently provide our members with compelling content choices, as well as a quality experience for selecting and viewing TV shows and movies. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain members. Competitors include other entertainment video providers, such as MVPDs, Internet-based movie and TV content providers (including those that provide pirated content) and DVD rental outlets. If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members. In addition, many of our members are rejoining our service or originate from word-of-mouth advertising from existing members. If our efforts to satisfy our existing members are not successful, we may not be able to attract members, and as a result, our ability to maintain and/or grow our business will be adversely affected. Members cancel our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new members both to replace members who cancel and to grow our business beyond our current member base. If growth rates slow faster than expected, given, in particular that our content costs are largely fixed in nature and contracted over several years, we may not be able to adjust our expenditures or increase our (per member) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operation may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing members and attracting new members, our business will be adversely affected. Further, if excessive numbers of members cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these members with new members.

Changes in competitive offerings for entertainment video, including the potential rapid adoption of piracy-based video offerings, could adversely impact our business.
The market for entertainment video is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Piracy, in particular, threatens to damage our business, as its fundamental proposition to consumers is so compelling and difficult to compete against: virtually all content for free. Furthermore, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as Internet based e-commerce or entertainment video providers are increasing their Internet-based video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition and significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully or profitably compete with current and new competitors, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.

The long-term and fixed cost nature of our content commitments may limit our operating flexibility and could adversely affect our liquidity and results of operations.
In connection with obtaining streaming content, we typically enter into multi-year commitments with studios and other content providers, the payment terms of which are not tied to member usage or the size of our member base (“fixed cost”) but which may be tied to such factors as titles licensed and/or theatrical exhibition receipts. Such commitments are included in the Contractual Obligations section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6, Commitments and Contingencies in Item 8. Given the multiple-year duration and largely fixed cost nature of content commitments, if member acquisition and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for certain content commitments, such as programming that is initially available in the applicable territory on our service (“original programming”), will typically require more up-front cash payments than other licensing agreements. To the extent member and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and fixed cost nature of our content commitments may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. As we expand internationally, we must license content in advance of entering into a new geographical market. If we license content that is not favorably received by consumers in the applicable territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our content commitments, we may not be able to adjust our content offering quickly and our results of operation may be adversely impacted.
We are devoting more resources toward the development, production, marketing and distribution of original programming, including TV series and movies. We believe that original programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain members. To the extent our original programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted.
If we are not able to manage change and growth, our business could be adversely affected.
We are expanding our operations internationally, scaling our streaming service to effectively and reliably handle anticipated growth in both members and features related to our service, as well as continuing to operate our DVD service within the U.S. As we expand internationally, we are managing our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and Internet video, as well as differing legal and regulatory environments. As we scale our streaming service, we are developing technology and utilizing third-party “cloud” computing services. If we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices related to our streaming operations, our business may be adversely affected.
If we fail to maintain or, in new markets establish, a positive reputation with consumers concerning our service, including the content we offer, we may not be able to attract or retain members, and our operating results may be adversely affected.
We believe that a positive reputation with consumers concerning our service is important in attracting and retaining members who have a number of choices from which to obtain entertainment video. To the extent our content, in particular, our original programming, is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. As we expand into new markets, we will also need to establish our reputation with consumers and to the extent we are not successful in creating positive impressions, our business in these new markets may be adversely impacted.
Changes in how we market our service could adversely affect our marketing expenses and member levels may be adversely affected.
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
If companies that promote our service decide that we negatively impact their business, that they want to compete more directly with our business or enter a similar business or decide to exclusively support our competitors, we may no longer have access to such marketing channels. We also acquire a number of members who rejoin our service having previously cancelled their membership. If we are unable to maintain or replace our sources of members with similarly effective sources, or if the cost of our existing sources increases, our member levels and marketing expenses may be adversely affected
We face risks, such as unforeseen costs and potential liability in connection with content we develop, produce, license and/or distribute through our service.
As a distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials and features on our website such as member reviews. As we expand our original programming, we will become responsible for production costs and other expenses, such as ongoing guild payments. We will also take on risks associated with production, such as completion and key talent risk. To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on our service, or if we become liable for content we develop, produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.
If studios, content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.
Our ability to provide our members with content they can watch depends on studios, content providers and other rights holders licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such licenses vary. If the studios, content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to stream content to our members will be adversely affected and/or our costs could increase. Many of the licenses for content provide for the studios or other content providers to withdraw content from our service relatively quickly. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we may see the cost of programming increase. As we seek to differentiate our service, we are increasingly focused on securing certain exclusive rights when obtaining content, including original content. We are also focused on programming an overall mix of content that delights our members in a cost efficient manner. Within this context, we are selective about the titles we add and renew to our service. If we do not maintain a compelling mix of content, our member acquisition and retention may be adversely affected.
Music contained within content we distribute may require us to obtain licenses for such distribution. In this regard, we engage in negotiations with performing rights organizations and collection societies (“PROs”) that hold certain rights to music interests in connection with streaming content into various territories. If we are unable to reach mutually acceptable terms with these organizations, we could become involved in litigation and/or could be enjoined from distributing certain content, which could adversely impact our business. Additionally, pending and ongoing litigation as well as negotiations between certain PROs and other third parties in various territories could adversely impact our negotiations with PROs, or result in music publishers represented by certain PROs unilaterally withdrawing rights, and thereby adversely impact our ability to reach licensing agreements reasonably acceptable to us. Failure to reach such licensing agreements could expose us to potential liability for copyright infringement or otherwise increase our costs.
We rely upon a number of partners to make our service available on their devices.
We currently offer members the ability to receive streaming content through a host of Internet-connected devices, including TVs, digital video players, television set-top boxes and mobile devices. We have agreements with various cable, satellite and telecommunications operators to make our service available through the television set-top boxes of these service providers. We intend to continue to broaden our capability to instantly stream TV shows and movies to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing or other impediments to delivering our streaming content to our members via these devices, our ability to grow our business could be adversely impacted. Our agreements with our device partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities other than Netflix and while these entities should be responsible for the devices' performance, the connection between these devices and Netflix may nonetheless result in consumer dissatisfaction toward Netflix and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices. If partners do not update or otherwise modify their devices, our service and our members' use and enjoyment could be negatively impacted.
Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including both member and corporate information, and could adversely impact our business.
Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, power loss, telecommunications failures, and cybersecurity risks. Interruptions in these systems, or with the Internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver streaming content or fulfill DVD selections.

Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our membership service to existing and potential members.
Our computer systems and those of third parties we use in our operations are vulnerable to cybersecurity risks, including cyber attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any attempt by hackers to obtain our data, disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. To date hackers have not had a material impact on our service or systems however this is no assurance that hackers may not be successful in the future. Our insurance does not cover expenses related to such disruptions or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of members and adversely affect our business and results of operation.
We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party Web hosting provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks to help us stream TV shows and movies in high volume to Netflix members over the Internet. Problems faced by us or our third-party Web hosting, "cloud" computing, or content delivery network providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact the experience of our members.
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
If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted.
We utilize a combination of proprietary and third party technology to operate our business. This includes the technology that we have developed to recommend and merchandise content to our consumers as well as enable fast and efficient delivery of content to our members and their various consumer electronic devices. For example, we have built and deployed our own content-delivery network (“CDN”). To the extent Internet Service Providers ("ISPs") do not interconnect with our CDN or if we experience difficulties in its operation, our ability to efficiently and effectively deliver our streaming content to our members could be adversely impacted and our business and results of operation could be adversely affected. Likewise, if our recommendation and merchandising technology does not enable us to predict and recommend titles that our members will enjoy, our ability to attract and retain members may be adversely affected. We also utilize third party technology to help market our service, process payments, and otherwise manage the daily operations of our business. If our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to operate our service, retain existing members and add new members may be impaired. Also, any harm to our members' personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.
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

Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. The failure to adopt laws protecting strong net neutrality could also increase the cost of doing business.  For example, in late 2010, the Federal Communications Commission ("FCC") adopted net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks. The U.S. Court of Appeals for the District of Columbia subsequently struck down the FCC’s net neutrality rules and it is currently uncertain how the FCC will respond to this decision. To the extent network operators attempt to use this ruling to extract fees from us to deliver our traffic or otherwise engage in discriminatory practices, our business could be adversely impacted. As we expand internationally, government regulations concerning the Internet, in particular net neutrality, may be nascent or non-existent. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.
We rely upon the ability of consumers to access our service through the Internet. To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our member acquisition and retention could be negatively impacted. Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.
Most network operators that provide consumers with access to the Internet also provide these consumers with multichannel video programming. As such, many network operators have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. For example, Comcast exempted certain of its own Internet video traffic (e.g., Streampix videos to the Xbox 360) from a bandwidth cap that applies to all unaffiliated Internet video traffic (e.g., Netflix videos to the Xbox 360). While we believe that consumer demand, regulatory oversight and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our business could be negatively impacted. In some international markets, these same incentives apply however, the consumer demand, regulatory oversight and competition may not be as strong as in our domestic market.
Privacy concerns could limit our ability to collect and leverage our member data and disclosure of member data could adversely impact our business and reputation.
In the ordinary course of business and in particular in connection with merchandising our service to our members, we collect and utilize data supplied by our members. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users' browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws, that limit our ability to collect and use data, could have an adverse effect on our business. In addition, if we were to disclose data about our members in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results. As our business evolves and as we expand internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer information. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.
Our reputation and relationships with members would be harmed if our member data, particularly billing data, were to be accessed by unauthorized persons.
We maintain personal data regarding our members, including names and billing data. This data is maintained on our own systems as well as that of third parties we use in our operations. With respect to billing data, such as credit card numbers, we rely on licensed encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our members' data. Despite these measures we, our payment processing services or other third party services we use such as AWS, could experience an unauthorized intrusion into our members' data. In the event of such a breach, current and potential members may become unwilling to provide the information to us necessary for them to become members. Additionally, we could face legal claims for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. For these reasons, should an unauthorized intrusion into our members’ data occur, our business could be adversely affected.

We are subject to payment processing risk
Our members pay for our service using a variety of different payment methods, including credit and debit cards, gift subscriptions and direct debit.  We rely on internal systems as well as those of third parties to process payment.  Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees.  To the extent there are disruptions in our payment processing systems, increases in payment processing fees and/or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted.   In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative consumer perceptions of our service.
If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings. We have filed and we expect to file from time to time for trademark and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any copyrights, patents or trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our intellectual property rights, and we may not be able to prevent infringement or misappropriation without substantial expense to us. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to members and potential members may become confused in the marketplace, and our ability to attract members may be adversely affected.
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

•	fluctuations in currency exchange rates, which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

•	profit repatriation and other restrictions on the transfer of funds;

•	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;

•	new and different sources of competition;

•	low usage and/or penetration of Internet connected consumer electronic devices;

•	different and more stringent user protection, data protection, privacy and other laws; and

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•	integration and operational challenges as well as potential unknown liabilities in connection with companies we may acquire or control; and

•	differing, and often more lenient, laws and consumer understanding/attitudes regarding the illegality of piracy.
Our failure to manage any of these risks successfully could harm our international operations and our overall business, and results of our operations.
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
We have debt outstanding and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.
As of December 31, 2014, we had $500 million in 5.375% senior notes and $400 million in 5.75% senior notes. Risks relating to our long-term indebtedness include:

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
We intend to raise at least $1 billion, pending market conditions, of additional long-term debt in the first quarter of 2015 and it is possible that we may incur additional indebtedness in the future in the ordinary course of business. If new debt is added to current debt levels, the risks described above could intensify.

We may lose key employees or may be unable to hire qualified employees.
We rely on the continued service of our senior management, including our Chief Executive Officer and co-founder Reed Hastings, members of our executive team and other key employees and the hiring of new qualified employees. In our industry, there is substantial and continuous competition for highly-skilled business, product development, technical and other personnel. We may not be successful in recruiting new personnel and in retaining and motivating existing personnel, which may be disruptive to our operations.
If memberships to our Domestic DVD segment decline faster than anticipated, our business could be adversely affected.
The number of memberships to our DVD-by-mail offering is declining, and we anticipate that this decline will continue. We believe, however, that the domestic DVD business will continue to generate significant contribution profit for our business. The contribution profit generated by our domestic DVD business will help provide capital resources to fund our growth internationally. To the extent that the rate of decline in our DVD-by-mail business is greater than we anticipate, our business could be adversely affected. We do not anticipate increasing resources to our DVD operations and the technology used in its operations will not be meaningfully improved. To the extent that we experience service interruptions or other degradations in our DVD-by-mail service, members' satisfaction could be negatively impacted and we could experience an increase in DVD-by-mail member cancellations, which could adversely impact our business.
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
In addition, a merger or acquisition may trigger retention payments to certain executive employees under the terms of our Amended and Restated Executive Severance and Retention Incentive Plan, thereby increasing the cost of such a transaction.
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
Financial forecasting may differ materially from actual results.
Given the dynamic nature of our business, and the inherent limitations in predicting the future, forecasts of our revenues, contribution margins, net income and number of total and paid member additions and other financial and operating data may differ materially from actual results. Such discrepancies could cause a decline in the trading price of our common stock.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our global streaming headquarters are located in Los Gatos, California and consist of leased space aggregating approximately 250,000 square feet. In the third quarter of 2013, the Company entered into lease agreements to expand its Los Gatos, California headquarters by 263,000 square feet with 124 month lease terms commencing after construction of the facilities, which is expected in 2015.
In the United States, we lease other offices in various locations, including Beverly Hills, California for global content acquisition, marketing and general and administrative operations and Fremont, California for our DVD operations. We also lease office space in other countries to support international streaming operations.
We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional offices.

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

	2014		2013
	High	Low	High	Low
First quarter	$458.00	$319.07	$197.62	$90.69
Second quarter	450.82	299.50	248.85	159.00
Third quarter	489.29	412.51	320.39	212.00
Fourth quarter	467.99	315.54	389.16	282.80
Holders
As of January 28, 2015, there were approximately 203 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.
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
The following graph compares, for the five year period ended December 31, 2014, the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the S&P North American Technology Internet Index. The Company was added to the S&P 500 Index on December 18, 2010. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2009, December 31, 2010, December 31, 2011, December 31, 2012, December 31, 2013 and December 31, 2014. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the S&P North American Technology Internet Index, respectively, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6.	Selected Financial Data
The following selected consolidated financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data.
Consolidated Statements of Operations:

	Year ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share data)
Revenues	$5,504,656	$4,374,562	$3,609,282	$3,204,577	$2,162,625
Operating income	402,648	228,347	49,992	376,068	283,641
Net income	266,799	112,403	17,152	226,126	160,853
Earnings per share:
Basic	$4.44	$1.93	$0.31	$4.28	$3.06
Diluted	$4.32	$1.85	$0.29	$4.16	$2.96
Weighted-average common shares outstanding:
Basic	60,078	58,198	55,521	52,847	52,529
Diluted	61,699	60,761	58,904	54,369	54,304

Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$16,483	$97,831	$21,586	$317,712	$276,401
Free cash flow (1)	(126,699)	(16,300)	(58,151)	186,550	131,007

(1)	See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “free cash flow” to “net cash provided by operating activities.”
Consolidated Balance Sheets:

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Cash, cash equivalents and short-term investments	$1,608,496	$1,200,405	$748,078	$797,811	$350,387
Total content library, net	4,899,028	3,797,492	2,874,170	1,966,643	361,979
Working capital	1,277,315	904,560	564,865	605,802	248,652
Total assets	7,056,651	5,412,563	3,967,890	3,069,196	982,067
Long-term debt	900,000	500,000	200,000	200,000	200,000
Long-term debt due to related party	—	—	200,000	200,000	—
Non-current content liabilities	1,575,832	1,345,590	1,076,622	739,628	48,179
Total stockholders’ equity	1,857,708	1,333,561	744,673	642,810	290,164

Other Data:

	As of / Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Net global streaming member additions during period (1)	13,041	11,083	9,738	—	—
Total global streaming members (1)	57,391	44,350	33,267	23,529	—

Prior to certain changes to our pricing and plan structure in 2011, we did not separately track streaming memberships.

(1) A membership (also referred to as a subscription) is defined as the right to receive either the Netflix streaming service or Netflix DVD service. Memberships are assigned to territories based on the geographic location used at time of sign up as determined by our internal systems, which utilize industry standard geo-location technology. We offer free-trial memberships to new and certain rejoining members. For inclusion in the definition of a member in the above metrics, a method of payment is required to be provided even during the free-trial period. Total members therefore include those who are on a free-trial and have provided a method of payment. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the prepaid membership period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Results of Operations
The following represents our consolidated performance highlights:

	As of/ Year Ended December 31,			Change
	2014	2013	2012	2014 vs. 2013	2013 vs. 2012
	(in thousands)
Revenues	$5,504,656	$4,374,562	$3,609,282	26%	21%
Operating income	$402,648	$228,347	$49,992	76%	357%
Net income	$266,799	$112,403	$17,152	137%	555%
Global streaming members	57,391	44,350	33,267	29%	33%
Consolidated revenues for 2014 and 2013 increased as compared to prior years due to growth in both international and domestic streaming memberships, as well as increases in average revenue per paying member resulting from the introduction of higher priced plans. The increases in operating income and net income in each of the two years ended December 31, 2014 and 2013 were due to the increase in revenues, partially offset by the increase in the cost of revenues due to increased content expenses relating to our existing and new streaming content.
We offer three types of streaming membership plans. In the U.S. our basic plan is priced at $7.99 per month and includes access to standard definition quality streaming on a single screen at a time. Our most popular streaming plan, which includes access to high definition quality streaming on two screens concurrently, is priced at $8.99 per month for members who joined after the second quarter of 2014 when we had increased the membership fee from $7.99 per month. Existing members were grandfathered in at $7.99 for two years, as long as they remain a member. Our premium plan, which we introduced in the second quarter of 2013, is priced at $11.99 per month and includes access to high definition and ultra-high definition quality content on four screens concurrently. Internationally, pricing for the three types of membership plans is structured similar to the U.S. and ranges from the U.S. dollar equivalent of approximately $6.00 per month to $19.00.

The following represents the key elements to our segment results of operations:

•
We define contribution profit as revenues less cost of revenues and marketing expenses. We believe this is an important measure of our operating segment performance as it represents each segment's performance before discrete global corporate costs.

•
For the Domestic and International streaming segments, content expenses, which include the amortization of the streaming content library and other expenses associated with the licensing and acquisition of streaming content, represent the vast majority of cost of revenues. Streaming content rights are generally specific to a geographic region and accordingly our international expansion will require us to obtain additional streaming content to support new international markets. Other cost of revenues such as streaming delivery expenses, customer service and payment processing fees tend to be lower as a percentage of total cost of revenues as compared to content expenses. We utilize both our own and third-party content delivery networks to help us efficiently stream a high volume of content to our members over the Internet. Streaming delivery expenses, therefore, also include equipment costs related to our content delivery network ("Open Connect") and all third-party costs associated with delivering streaming content over the Internet. Cost of revenues in the Domestic DVD segment consist primarily of delivery expenses, content expenses, including amortization of DVD content library and revenue sharing expenses, and other expenses associated with our DVD processing and customer service centers. Delivery expenses for the Domestic DVD segment consist of the postage costs to mail DVDs to and from our members and the packaging and label costs for the mailers.

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

•
We have demonstrated our ability to grow domestic streaming contribution margin as evidenced by the increase in contribution margin from 17% in 2012 to 27% in 2014. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment. Investments in content and marketing associated with the International streaming segment will continue to fluctuate dependent upon the number of international territories in which our streaming service is offered and the timing of the launch of new territories.

Segment Results

Domestic Streaming Segment
Year ended December 31, 2014 as compared to the year ended December 31, 2013

	As of/ Year Ended December 31,		Change
	2014	2013	2014 vs. 2013
	(in thousands, except revenue per member and percentages)
Members:
Net additions	5,694	6,274	(580)	(9)%
Members at end of period	39,114	33,420	5,694	17%
Paid members at end of period	37,698	31,712	5,986	19%
Average monthly revenue per member	$8.14	$7.97	$0.17	2%

Contribution profit:
Revenues	$3,431,434	$2,751,375	$680,059	25%
Cost of revenues	2,201,761	1,863,376	338,385	18%
Marketing	293,453	265,232	28,221	11%
Contribution profit	936,220	622,767	313,453	50%
Contribution margin	27%	23%
In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content offered through a membership plan. The increase in our domestic streaming revenues was due to the 22% growth in the average number of paid memberships, as well as to the 2% increase in average monthly revenue per paying member resulting from our price increase for new members in the second quarter of 2014 and introduction of the higher priced plan in 2013. Our two screen high definition plan continues to be the most popular plan choice for new members.
The increase in domestic streaming cost of revenues was primarily due to the $242.3 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, streaming delivery expenses increased by $59.5 million and other costs, such as payment processing fees and customer service call centers, increased $36.6 million due to our growing member base.
Marketing expenses increased primarily due to an increase in advertising and public relations spending.
Our Domestic streaming segment had a contribution margin of 27% for the year ended December 31, 2014, which increased as compared to the contribution margin of 23% for the year ended December 31, 2013 due to growth in paid memberships and revenue, which continued to outpace content and marketing spending. The decrease in net membership additions in the year ended December 31, 2014 as compared to the year ended December 31, 2013 is a natural progression of our large domestic market as we grow. We expect to continue to increase domestic contribution margins over the next several years even with lower membership growth.

Year ended December 31, 2013 as compared to the year ended December 31, 2012

	As of/ Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except revenue per member and percentages)
Members:
Net additions	6,274	5,475	799	15%
Members at end of period	33,420	27,146	6,274	23%
Paid members at end of period	31,712	25,471	6,241	25%
Average monthly revenue per member	$7.97	$7.97	$—	—%

Contribution profit:
Revenues	$2,751,375	$2,184,868	$566,507	26%
Cost of revenues	1,863,376	1,570,600	292,776	19%
Marketing	265,232	245,259	19,973	8%
Contribution profit	622,767	369,009	253,758	69%
Contribution margin	23%	17%
The increase in our domestic streaming revenues was due to the 26% growth in the average number of paid memberships. New member additions and revenue related to $11.99 membership plans that were introduced in the second quarter of 2013 were not material for the year ended December 31, 2013.
The increase in domestic streaming cost of revenues was primarily due to the $226.3 million increase in content expenses resulting from continued investments in existing and new streaming content including more exclusive and original programming. In addition, streaming delivery expenses increased by $31.7 million and other costs, such as payment processing fees and customer service call centers, increased $34.8 million due to our growing member base.
Marketing expenses increased primarily due to an increase in advertising partially offset by a decrease in payments to affiliates in the U.S.
Our Domestic streaming segment had a contribution margin of 23% for the year ended December 31, 2013, which increased as compared to the contribution margin of 17% for the year ended December 31, 2012, as a result of growing memberships and revenue faster than content and marketing spending.

International Streaming Segment

Year ended December 31, 2014 as compared to the year ended December 31, 2013

	As of/ Year Ended December 31,		Change
	2014	2013	2014 vs. 2013
	(in thousands, except revenue per member and percentages)
Members:
Net additions	7,347	4,809	2,538	53%
Members at end of period	18,277	10,930	7,347	67%
Paid members at end of period	16,778	9,722	7,056	73%
Average monthly revenue per member	$8.34	$8.26	$0.08	1%

Contribution loss:
Revenues	$1,308,061	$712,390	$595,671	84%
Cost of revenues	1,154,117	782,304	371,813	48%
Marketing	313,733	204,418	109,315	53%
Contribution loss	(159,789)	(274,332)	114,543	(42)%
Contribution margin	(12)%	(39)%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content offered through a membership plan. We launched our streaming service in Canada in September 2010 and have continuously expanded our services internationally with launches in Latin America in September 2011, the U.K. and Ireland in January 2012, Finland, Denmark, Sweden and Norway in October 2012, the Netherlands in September 2013, and Germany, Austria, Switzerland, France, Belgium and Luxembourg in September 2014. In the first quarter of 2015, we expect to launch our service in Australia and New Zealand. Later in the year, we expect to launch additional major countries, in keeping with our global strategy.
The increase in our international revenues was primarily due to the 82% growth in the average number of paid international memberships as well as the 1% increase in average monthly revenue per paying member resulting from the price increase on our most popular streaming plan and the introduction of the premium plan, offset partially by the impact of exchange rate fluctuations. Average paid international streaming memberships account for 27% of total average paid streaming memberships as of December 31, 2014, as compared to 20% of total average paid streaming memberships as of December 31, 2013.
The increase in international cost of revenues was primarily due to a $311.5 million increase in content expenses including content for our new markets as well as more exclusive and original programming. Other costs increased $60.3 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses for the year ended December 31, 2014 increased as compared to the year ended December 31, 2013 mainly due to expenses for territories launched in the last twelve months.
International contribution losses improved $114.5 million year over year, as a result of growing memberships and revenues faster than content and marketing spending. Our International streaming segment does not benefit from the established member base that exists for the Domestic segments. As a result of having to build a member base from zero, investments in streaming content and marketing programs for our International segment are larger initially relative to revenues, in particular as new territories are launched. The contribution losses for our International segment have been significant due to investments in streaming content and marketing programs to drive membership growth and viewing in our international markets.

Year ended December 31, 2013 as compared to the year ended December 31, 2012

	As of/ Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except revenue per member and percentages)
Members:
Net additions	4,809	4,263	546	13%
Members at end of period	10,930	6,121	4,809	79%
Paid members at end of period	9,722	4,892	4,830	99%
Average monthly revenue per member	$8.26	$7.80	$0.46	6%

Contribution loss:
Revenues	$712,390	$287,542	$424,848	148%
Cost of revenues	782,304	483,295	299,009	62%
Marketing	204,418	193,390	11,028	6%
Contribution loss	(274,332)	(389,143)	114,811	(30)%
Contribution margin	(39)%	(135)%
The increase in our international revenues was primarily due to the 134% growth in the average number of paid international memberships.
The increase in international cost of revenues was primarily due to a $272.0 million increase in content expenses. This increase was primarily attributable to continued investments in existing and new streaming content including content to support the launch of our service in the Nordics (launched in the fourth quarter of 2012) and the Netherlands (launched in the third quarter of 2013). Other costs increased $27.0 million due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses for the year ended December 31, 2013 increased as compared to the year ended December 31, 2012 due to our expansion in the Nordics and the Netherlands offset partially by a decrease in spending in other territories.

International contribution losses improved $114.8 million year over year, as a result of growing memberships and revenues faster than content and marketing spending.

Domestic DVD Segment
Year ended December 31, 2014 as compared to the year ended December 31, 2013

	As of/ Year Ended December 31,		Change
	2014	2013	2014 vs. 2013
	(in thousands, except revenue per member and percentages)
Members:
Net losses	(1,163)	(1,294)	(131)	(10)%
Members at end of period	5,767	6,930	(1,163)	(17)%
Paid members at end of period	5,668	6,765	(1,097)	(16)%
Average monthly revenue per member	$10.29	$10.25	$0.04	—%

Contribution profit:
Revenues	$765,161	$910,797	$(145,636)	(16)%
Cost of revenues	396,882	471,523	(74,641)	(16)%
Marketing	—	292	(292)	(100)%
Contribution profit	368,279	438,982	(70,703)	(16)%
Contribution margin	48%	48%
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
The decrease in our domestic DVD revenues was due to a 16% decrease in the average number of paid memberships.
The decrease in domestic DVD cost of revenues was primarily due to a $16.0 million decrease in content expenses and a $43.0 million decrease in delivery expenses resulting from a 22% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships coupled with a decrease in usage by these members. Other costs, primarily those associated with processing and customer service expenses, decreased $15.6 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment had a contribution margin of 48% for the year ended December 31, 2014, and was flat as compared to the year ended December 31, 2013.

Year ended December 31, 2013 as compared to the year ended December 31, 2012

	As of/ Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except revenue per member and percentages)
Members:
Net losses	(1,294)	(2,941)	(1,647)	(56)%
Members at end of period	6,930	8,224	(1,294)	(16)%
Paid members at end of period	6,765	8,049	(1,284)	(16)%
Average monthly revenue per member	$10.25	$10.21	$0.04	—%

Contribution profit:
Revenues	$910,797	$1,136,872	$(226,075)	(20)%
Cost of revenues	471,523	598,163	(126,640)	(21)%
Marketing	292	559	(267)	(48)%
Contribution profit	438,982	538,150	(99,168)	(18)%
Contribution margin	48%	47%
The decrease in our domestic DVD revenues was due to a 20% decrease in the average number of paid memberships.
The decrease in domestic DVD cost of revenues was primarily due to a $62.0 million decrease in content expenses and a $44.2 million decrease in delivery expenses resulting from a 19% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships. Other costs, primarily those associated with content processing and customer service center expenses, decreased $20.4 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
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

	Year Ended December 31,		Change
	2014	2013	2014 vs. 2013
	(in thousands, except percentages)
Technology and development	$472,321	$378,769	$93,552	25%
As a percentage of revenues	9%	9%
The increase in technology and development expenses was primarily due to an $87.4 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and a 12% growth in average headcount supporting continued improvements in our streaming service and our international expansion.

	Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Technology and development	$378,769	$329,008	$49,761	15%
As a percentage of revenues	9%	9%
The increase in technology and development expenses was primarily the result of a $42.8 million increase in personnel-related costs. These increases are primarily due to increases in employee compensation as well as an 8% growth in average headcount supporting continued improvements in our streaming service and international expansion.
General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses. General and administrative expenses also include the gain on disposal of DVDs.

	Year Ended December 31,		Change
	2014	2013	2014 vs. 2013
	(in thousands, except percentages)
General and administrative	$269,741	$180,301	$89,440	50%
As a percentage of revenues	5%	4%
General and administrative expenses increased primarily due to a $70.6 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 37% increase in average headcount primarily to support our international expansion, and an increase in compensation for existing employees. In addition, there was an $11.6 million increase in legal costs for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

	Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
General and administrative	$180,301	$139,016	$41,285	30%
As a percentage of revenues	4%	4%
The increase in general and administrative expenses was primarily due to a $22.0 million increase in personnel-related costs resulting from a 31% increase in average headcount to support our growth. In addition, expenses related to the use of outside and professional services, taxes and insurance increased $8.9 million. The increase in expenses was further impacted by an $8.0 million decrease in the gain on the disposal of DVDs.
Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.

	Year Ended December 31,		Change
	2014	2013	2014 vs. 2013
	(in thousands, except percentages)
Interest expense	$(50,219)	$(29,142)	$(21,077)	(72)%
As a percentage of revenues	1%	1%
Interest expense for the year ended December 31, 2014 consists primarily of $46.8 million of interest on our notes. The increase in interest expense for the year ended December 31, 2014 as compared to the year ended December 31, 2013 is due to the higher aggregate principal of interest bearing notes outstanding.

	Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Interest expense	$(29,142)	$(19,986)	$(9,156)	(46)%
As a percentage of revenues	1%	1%

Interest expense for the year ended December 31, 2013 consists primarily of $26.1 million of interest on our 5.375% Notes. The increase in interest expense for the year ended December 31, 2013 as compared to the year ended December 31, 2012 is due to the higher aggregate principal of interest bearing notes outstanding, partially offset by their lower interest rate.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on cash, cash equivalents and short-term investments and foreign exchange gains and losses on foreign currency denominated balances.

	Year Ended December 31,		Change
	2014	2013	2014 vs. 2013
	(in thousands, except percentages)
Interest and other income (expense)	$(3,060)	$(3,002)	$(58)	(2)%
Interest and other income (expense) was relatively flat as compared to the prior year. Losses on foreign currency denominated balances were $8.2 million and $8.4 million for the years ended December 31, 2014 and 2013, respectively.

	Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Interest and other income (expense)	$(3,002)	$474	$(3,476)	(733)%
Interest and other income (expense) decreased due to increased foreign exchange losses on foreign currency denominated balances. The foreign exchange losses were $8.4 million and $4.0 million for the years ended December 31, 2013 and 2012, respectively.
Extinguishment of Debt
In connection with the redemption of the outstanding $200.0 million aggregate principal amount of the 8.50% Notes, we recognized a loss on extinguishment of debt of $25.1 million in the year ended December 31, 2013, which consisted of expenses associated with the redemption, including a $19.4 million premium payment pursuant to the make-whole provision in the indenture governing the 8.50% Notes. For further detail see Note 5 of Item 8, Financial Statements and Supplementary Data.
Provision for Income Taxes

	Year Ended December 31,		Change
	2014	2013	2014 vs. 2013
	(in thousands, except percentages)
Provision for income taxes	$82,570	$58,671	$23,899	41%
Effective tax rate	24%	34%
In 2014, the difference between our 24% effective tax rate and the federal statutory rate of 35% was $39.7 million primarily due to the release of tax reserves on previously unrecognized tax benefits of $38.6 million as a result of an IRS Appeals settlement for the tax years 2008-2009 leading to the reassessment of our reserves for all open years, coupled with the retroactive reinstatement of the 2014 Federal research and development ("R&D") credits partially offset by state income taxes, foreign taxes and nondeductible expenses. The decrease in our effective tax rate for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily attributable to the $38.6 million release of tax reserves on previously unrecognized tax benefits.
On December 19, 2014, the Tax Increase Prevention Act of 2014 (H.R. 5771) was signed into law which retroactively extended the Federal R&D credit from January 1, 2014 through December 31, 2014. As a result, we recognized the retroactive benefit of the 2014 Federal R&D credit of approximately $10.7 million as a discrete item in the fourth quarter of 2014, the period in which the legislation was enacted.

	Year Ended December 31,		Change
	2013	2012	2013 vs. 2012
	(in thousands, except percentages)
Provision for income taxes	$58,671	$13,328	$45,343	340%
Effective tax rate	34%	44%
In 2013, the difference between our effective tax rate and the federal statutory rate of 35% was $1.2 million primarily due to the Federal and California R&D credits partially offset by state income taxes and nondeductible expenses. The decrease in our effective tax rate for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily attributable to the retroactive reinstatement of the 2012 Federal R&D credit in January 2013.
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

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments were $1,608.5 million and $1,200.4 million as of December 31, 2014 and 2013, respectively. In February 2014, we issued $400.0 million aggregate principal amount of 5.750% Senior Notes due 2024 (the "5.750% Notes"). In February 2013, we issued $500.0 million aggregate principal amount of 5.375% Senior Notes due 2021 (the "5.375% Notes"). We used approximately $224.5 million of the net proceeds of our 5.375% Notes to redeem our outstanding 8.50% Notes, including a $19.4 million make-whole premium and $5.1 million of accrued and unpaid interest. In November 2011, we issued $200.0 million of Senior Convertible Notes. The Senior Convertible Notes consisted of $200.0 million aggregate principal amount due on December 1, 2018 and did not bear interest. In April 2013, we exercised our option to cause the conversion of the Convertible Notes into shares of our common stock. See Note 5 of Item 8, Financial Statements and Supplementary Data for additional information.
Our primary uses of cash include content acquisition and licensing, streaming delivery, marketing programs and payroll. Payment terms for certain content agreements require more upfront cash payments relative to the expense and therefore, future investments could impact our liquidity.
We expect to significantly increase our investments in international expansion and in streaming content, particularly in original content. As a result, and to take advantage of the current favorable interest rate environment, we plan to obtain at least $1 billion in long-term debt in the first quarter of 2015. Our ability to obtain this, or any additional financing that we may choose to or need to obtain, will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
As of December 31, 2014, $130.8 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the amount associated with undistributed earnings for certain foreign subsidiaries. As of December 31, 2014, the amount associated with undistributed earnings for certain foreign subsidiaries for which we could be required to accrue and pay taxes is $29.2 million. See Note 10 of Item 8, Financial Statements and Supplementary Data for additional information.
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
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expense, non-cash stock-based compensation expense and other working capital differences. The excess content payments over expense is variable based on the payment terms of our content agreements and is expected to continue to be significant as we enter into more agreements with upfront cash payments, such as original content agreements. Working capital differences include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly and deferred revenue is a source of cash flow.

	Year Ended December 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$16,483	$97,831
Net cash used in investing activities	(42,866)	(255,968)
Net cash provided by financing activities	541,712	476,264

Non-GAAP free cash flow reconciliation:
Net cash provided by operating activities	16,483	97,831
Acquisition of DVD content library	(74,790)	(65,927)
Purchases of property and equipment	(69,726)	(54,143)
Other assets	1,334	5,939
Non-GAAP free cash flow	$(126,699)	$(16,300)

Cash provided by operating activities decreased $81.3 million, primarily due to increased payments for content other than DVD library of $835.1 million or 32%, as well as increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $1,130.1 million or 26% increase in revenues.
Cash used in investing activities decreased $213.1 million, primarily due to a decrease of $242.2 million in the purchases of short-term investments, net of proceeds from sales and maturities. This decrease was offset by an increase of $15.6 million purchases of property and equipment.
Cash provided by financing activities increased $65.4 million primarily due to the $392.9 million net proceeds from the issuance of the 5.750% Notes in the year ended December 31, 2014 as compared to the $490.6 million net proceeds from the issuance of the 5.375% Notes less the $219.4 million redemption of our 8.50% Notes in the year ended December 31, 2013. This increase was partially offset by a decrease of $56.3 million from the issuance of common stock, including the impact of excess tax benefits.
Free cash flow was $393.5 million lower than net income for the year ended December 31, 2014 primarily due to $534.2 million of content cash payments over expense partially offset by $115.2 million of non-cash stock-based compensation expense and $25.5 million of favorable other working capital differences.
Free cash flow was $128.7 million lower than net income for the year ended December 31, 2013 primarily due to $227.9 million of content cash payments over expense and $45.3 million non-favorable other working capital differences. This was partially offset by $73.1 million non-cash stock-based compensation expense, $46.3 million in deferred revenue and $25.1 million loss on debt extinguishment, the cash impact of which is a financing activity and therefore not included in free cash flow.

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

Cash provided by operating activities increased $76.2 million, primarily due to an increase in revenues of $765.3 million or 21%. This increase was partially offset by increased payments for content acquisition and licensing other than DVD library of $502.6 million or 24% as well as increased payments associated with higher operating expenses. Operating activities were further impacted by increased payments for streaming delivery, payment processing fees and customer service call centers due to our growing member base.
Cash used in investing activities increased $11.2 million, primarily due to an increase of $17.7 million in the acquisition of DVD content library and a $13.9 million increase in the purchase of property and equipment primarily due to investments in our streaming delivery network. Cash outflow was offset by a $23.2 million increase in the proceeds from sales and maturities of short-term investments, net of purchases.
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
Free cash flow was $75.3 million lower than net income for the year ended December 31, 2012 primarily due to $143.9 million of content cash payments over expense and $5.3 million non-favorable other working capital differences partially offset by $73.9 million non-cash stock-based compensation expense.

Contractual Obligations
For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of December 31, 2014. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2014:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$9,451,112	$3,747,648	$4,495,103	$1,164,308	$44,053
Debt (2)	1,290,948	49,875	99,750	99,750	1,041,573
Lease obligations (3)	211,133	35,501	64,775	34,727	76,130
Other purchase obligations (4)	496,916	220,393	269,584	6,654	285
Total	$11,450,109	$4,053,417	$4,929,212	$1,305,439	$1,162,041

(1)
As of December 31, 2014, streaming content obligations were comprised of $2.1 billion included in "Current content liabilities" and $1.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $5.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.
Streaming content obligations increased $2.2 billion from $7.3 billion as of December 31, 2013 to $9.5 billion as of December 31, 2014 primarily due to multi-year commitments associated with our latest market launches in Europe and the continued expansion of our exclusive and original programming.
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

(3)
Lease obligations include lease financing obligations of $9.4 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes and commitments of $201.7 million for facilities under non-cancelable operating leases with various expiration dates through approximately 2025, including commitments of $122.2 million for facilities lease agreements which will commence after the leased buildings have been constructed.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of December 31, 2014, we had gross unrecognized tax benefits of $34.8 million and an additional $0.4 million for gross interest and penalties classified as “Other non-current liabilities” on the Consolidated Balance Sheets. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
We do not have any transactions with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us.
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

Streaming Content

We license and acquire rights to stream TV shows, movies, and original content to members for unlimited viewing. These rights are for a fixed fee and specify windows of availability. Payment terms for certain content agreements require more upfront cash payments relative to expense.
We capitalize the fee per title and record a corresponding liability at the gross amount of liabilities when the license period begins, the cost of the title is known and the title is accepted and available for streaming. The portion available for streaming within one year is recognized as “Current content library, net” and the remaining portion as “Non-current content library, net” on the Consolidated Balance sheets. The acquisition of streaming content rights and the changes in related liabilities are classified within cash provided by operating activities on the Consolidated Statements of Cash Flows.

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

We review factors impacting the amortization of the content library, including historical and estimated viewing patterns, on a regular basis. Our estimates related to these factors require considerable management judgment.  Changes in our estimates could have a significant impact on our future results of operations.
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2014, our estimated gross unrecognized tax benefits were $34.8 million of which $29.2 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 10 of Item 8, Financial Statements and Supplementary Data for further information regarding income taxes.
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

•
Expected Volatility: Our computation of expected volatility is based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock. Our decision to incorporate implied volatility was based on our assessment that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. Low trade volume of our tradable forward call options prior to 2011 precluded sole reliance on implied volatility, and as such we include historical volatility in our computation of expected volatility. An increase/decrease of 10% in our computation of expected volatility would increase/decrease the total stock-based compensation expense by approximately $10.9 million for the year ended December 31, 2014.

•
Suboptimal Exercise Factor: Our computation of the suboptimal exercise factor is based on historical option exercise behavior and is determined for both executives and non-executives. An increase/decrease in the suboptimal exercise factor of 10% would increase/decrease the total stock-based compensation expense by approximately $2.4 million for the year ended December 31, 2014.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to interest rate changes and the corresponding changes in the market values of our investments, debt and foreign currency fluctuations.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. To achieve this objective, we follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. We maintain a portfolio of cash equivalents and short-term investments in a variety of securities. These securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses, net of tax, included in “Accumulated other comprehensive (loss) income” within Stockholders' equity in the Consolidated Balance Sheets.
For the year ended December 31, 2014, we had no material impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. Some of the securities we invest in may be subject to market risk due to changes in prevailing interest rates which may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. At December 31, 2014, our cash equivalents were generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments were comprised of corporate debt securities, government and agency securities and asset backed securities.

Changes in interest rates could adversely affect the market value of the securities we hold that are classified as short-term investments. The table below separates these investments, based on stated maturities, to show the approximate exposure to interest rates as of December 31, 2014.

(in thousands)
Due within one year	$113,864
Due after one year and through 5 years	381,024
Total	$494,888
A sensitivity analysis was performed on our investment portfolio as of December 31, 2014. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.
The following table presents the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of December 31, 2014:

Fair Value as of December 31, 2014 (in thousands)
-150 BPS	-100 BPS	-50 BPS	+50 BPS	+100 BPS	+150 BPS
$499,791	$499,276	$497,704	$491,957	$489,026	$486,095

 Based on investment positions as of December 31, 2014, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $5.9 million incremental decline in the fair market value of the portfolio. As of December 31, 2013, a similar 100 basis point increase in the yield curve would have resulted in an $8.6 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

As of December 31, 2014, we had $900.0 million of debt, consisting of fixed rate unsecured debt in two tranches: $500.0 million of 5.375% notes due in 2021; and $400.0 million of 5.750% notes due in 2024. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Foreign Currency Risk

We have foreign currency risk related to our revenues and expenses denominated in currencies other than the U.S. dollar, primarily the Euro, the British Pound, the Canadian Dollar, and the Brazilian Real. Accordingly, changes in exchange rates may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars.

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

We do not use foreign exchange contracts to hedge any foreign currency exposures. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. To date, the impacts of foreign currency exchange rate changes on our International streaming segment contribution profit (loss) and Consolidated net income have not been material. However, our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)	Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Netflix, Inc.

We have audited Netflix, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Netflix, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Netflix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Netflix, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Netflix, Inc. and our report dated January 29, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
January 29, 2015

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

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004
3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013
4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.4†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	February 1, 2013
10.5	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014
10.6†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on January 29, 2015, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, (iv) Consolidated Balance Sheets as of December 31, 2014 and 2013, (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2014, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements.
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
† Indicates a management contract or compensatory plan

NETFLIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Netflix, Inc.

We have audited the accompanying consolidated balance sheets of Netflix, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netflix, Inc. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Netflix, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated January 29, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
January 29, 2015

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2014	2013	2012
Revenues	$5,504,656	$4,374,562	$3,609,282
Cost of revenues	3,752,760	3,117,203	2,652,058
Marketing	607,186	469,942	439,208
Technology and development	472,321	378,769	329,008
General and administrative	269,741	180,301	139,016
Operating income	402,648	228,347	49,992
Other income (expense):
Interest expense	(50,219)	(29,142)	(19,986)
Interest and other income (expense)	(3,060)	(3,002)	474
Loss on extinguishment of debt	—	(25,129)	—
Income before income taxes	349,369	171,074	30,480
Provision for income taxes	82,570	58,671	13,328
Net income	$266,799	$112,403	$17,152
Earnings per share:
Basic	$4.44	$1.93	$0.31
Diluted	$4.32	$1.85	$0.29
Weighted-average common shares outstanding:
Basic	60,078	58,198	55,521
Diluted	61,699	60,761	58,904

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2014	2013	2012
Net income	$266,799	$112,403	$17,152
Other comprehensive income (loss):
Foreign currency translation adjustments	(7,768)	1,772	1,357
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $(156), $(697), and $538, respectively	(253)	(1,116)	856
Total other comprehensive income (loss)	(8,021)	656	2,213
Comprehensive income	$258,778	$113,059	$19,365

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$266,799	$112,403	$17,152
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to streaming content library	(3,773,459)	(3,049,758)	(2,515,506)
Change in streaming content liabilities	593,125	673,785	762,089
Amortization of streaming content library	2,656,279	2,121,981	1,591,218
Amortization of DVD content library	71,491	71,325	65,396
Depreciation and amortization of property, equipment and intangibles	54,028	48,374	45,469
Stock-based compensation expense	115,239	73,100	73,948
Excess tax benefits from stock-based compensation	(89,341)	(81,663)	(4,543)
Other non-cash items	15,282	5,332	(8,392)
Loss on extinguishment of debt	—	25,129	—
Deferred taxes	(30,063)	(22,044)	(30,071)
Changes in operating assets and liabilities:
Other current assets	(8,758)	62,234	(5,432)
Accounts payable	83,812	18,374	(4,943)
Accrued expenses	55,636	1,941	9,806
Deferred revenue	58,819	46,295	20,676
Other non-current assets and liabilities	(52,406)	(8,977)	4,719
Net cash provided by operating activities	16,483	97,831	21,586
Cash flows from investing activities:
Acquisition of DVD content library	(74,790)	(65,927)	(48,275)
Purchases of property and equipment	(69,726)	(54,143)	(40,278)
Other assets	1,334	5,939	8,816
Purchases of short-term investments	(426,934)	(550,264)	(477,321)
Proceeds from sale of short-term investments	385,300	347,502	282,953
Proceeds from maturities of short-term investments	141,950	60,925	29,365
Net cash used in investing activities	(42,866)	(255,968)	(244,740)
Cash flows from financing activities:
Proceeds from issuance of common stock	60,544	124,557	4,124
Proceeds from public offering of common stock, net of issuance costs	—	—	(464)
Proceeds from issuance of debt	400,000	500,000	—
Debt issuance costs	(7,080)	(9,414)	(295)
Redemption of debt	—	(219,362)	—
Excess tax benefits from stock-based compensation	89,341	81,663	4,543
Principal payments of lease financing obligations	(1,093)	(1,180)	(2,319)
Net cash provided by financing activities	541,712	476,264	5,589
Effect of exchange rate changes on cash and cash equivalents	(6,686)	(3,453)	(197)
Net increase (decrease) in cash and cash equivalents	508,643	314,674	(217,762)
Cash and cash equivalents, beginning of year	604,965	290,291	508,053
Cash and cash equivalents, end of year	$1,113,608	$604,965	$290,291
Supplemental disclosure:
Income taxes paid	$50,573	$7,465	$28,853
Interest paid	41,085	19,114	19,009
See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$1,113,608	$604,965
Short-term investments	494,888	595,440
Current content library, net	2,125,702	1,706,421
Other current assets	206,271	151,937
Total current assets	3,940,469	3,058,763
Non-current content library, net	2,773,326	2,091,071
Property and equipment, net	149,875	133,605
Other non-current assets	192,981	129,124
Total assets	$7,056,651	$5,412,563
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$2,117,241	$1,775,983
Accounts payable	201,581	108,435
Accrued expenses	69,746	54,018
Deferred revenue	274,586	215,767
Total current liabilities	2,663,154	2,154,203
Non-current content liabilities	1,575,832	1,345,590
Long-term debt	900,000	500,000
Other non-current liabilities	59,957	79,209
Total liabilities	5,198,943	4,079,002
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2014 and 2013; no shares issued and outstanding at December 31, 2014 and 2013	—	—
Common stock, $0.001 par value; 160,000,000 shares authorized at December 31, 2014 and 2013; 60,415,841 and 59,607,001 issued and outstanding at December 31, 2014 and 2013, respectively	60	60
Additional paid-in capital	1,042,810	777,441
Accumulated other comprehensive (loss) income	(4,446)	3,575
Retained earnings	819,284	552,485
Total stockholders’ equity	1,857,708	1,333,561
Total liabilities and stockholders’ equity	$7,056,651	$5,412,563

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2011	55,398,615	$55	$219,119	$706	$422,930	$642,810
Net income	—	—	—	—	17,152	17,152
Other comprehensive income	—	—	—	2,213	—	2,213
Issuance of common stock upon exercise of options	188,552	1	4,123	—	—	4,124
Stock-based compensation expense	—	—	73,948	—	—	73,948
Excess stock option income tax benefits	—	—	4,426	—	—	4,426
Balances as of December 31, 2012	55,587,167	$56	$301,616	$2,919	$440,082	$744,673
Net income	—	—	—	—	112,403	112,403
Other comprehensive income	—	—	—	656	—	656
Issuance of common stock upon exercise of options	1,688,774	2	124,555	—	—	124,557
Note conversion	2,331,060	2	198,206	—	—	198,208
Stock-based compensation expense	—	—	73,100	—	—	73,100
Excess stock option income tax benefits	—	—	79,964	—	—	79,964
Balances as of December 31, 2013	59,607,001	$60	$777,441	$3,575	$552,485	$1,333,561
Net income	—	—	—	—	266,799	266,799
Other comprehensive loss	—	—	—	(8,021)	—	(8,021)
Issuance of common stock upon exercise of options	808,840	—	61,190	—	—	61,190
Stock-based compensation expense	—	—	115,239	—	—	115,239
Excess stock option income tax benefits	—	—	88,940	—	—	88,940
Balances as of December 31, 2014	60,415,841	$60	$1,042,810	$(4,446)	$819,284	$1,857,708

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Description of Business
Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is the world’s leading Internet television network with over 57 million members in nearly 50 countries enjoying more than two billion hours of TV shows and movies per month, including original series, documentaries and feature films. Members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the United States ("U.S."), members can receive DVDs.
The Company has three reportable segments, Domestic streaming, International streaming and Domestic DVD. A majority of the Company’s revenues are generated in the United States, and substantially all of the Company’s long-lived tangible assets are held in the United States. The Company’s revenues are derived from monthly membership fees.
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
New Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration to be received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.
Cash Equivalents and Short-term Investments
The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company also classifies amounts in transit from payment processors for customer credit card and debit card transactions as cash equivalents.
The Company classifies short-term investments, which consist of marketable securities with original maturities in excess of 90 days as available-for-sale. Short-term investments are reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive (loss) income” within Stockholders’ equity in the Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in “Interest and other income (expense)” in the Consolidated Statements of Operations. The Company uses the specific identification method to determine cost in calculating realized gains and losses upon the sale of short-term investments.
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

Streaming Content
The Company licenses and acquires rights to stream TV shows, movies and original content to members for unlimited viewing. These rights are for a fixed fee and specify windows of availability. Payment terms for certain content agreements require more up-front cash relative to expense.

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
Revenue Recognition
Revenues are recognized ratably over each monthly membership period. Revenues are presented net of the taxes that are collected from members and remitted to governmental authorities. Deferred revenue consists of membership fees billed to members that have not been recognized and gift and other prepaid memberships that have not been redeemed.
Marketing
Marketing expenses consist primarily of advertising expenses and also include payments made to the Company’s affiliates and consumer electronics partners. Advertising expenses include promotional activities such as television and online advertising. Advertising costs are expensed as incurred. Advertising expenses were $533.1 million, $404.0 million and $351.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Income Taxes
The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. There was no significant valuation allowance as of December 31, 2014 or 2013.
The Company did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. The Company may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. See Note 10 to the consolidated financial statements for further information regarding income taxes.
Foreign Currency
The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in cumulative translation adjustment included in "Accumulated other comprehensive (loss) income" in Stockholders’ equity on the Consolidated Balance Sheets.
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in interest and other income (expense). Foreign currency transactions resulted in losses of $8.2 million, $8.4 million, and $4.0 million for the years ended December 31, 2014, 2013, and 2012 respectively.
Earnings Per Share
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the assumed conversion of the Company’s Convertible Notes (prior to the conversion of such notes in April 2013) and incremental shares issuable upon the assumed exercise of stock options. The computation of earnings per share is as follows:

	Year ended December 31,
	2014	2013	2012
	(in thousands, except per share data)
Basic earnings per share:
Net income	$266,799	$112,403	$17,152
Shares used in computation:
Weighted-average common shares outstanding	60,078	58,198	55,521
Basic earnings per share	$4.44	$1.93	$0.31
Diluted earnings per share:
Net income	$266,799	$112,403	$17,152
Convertible Notes interest expense, net of tax	—	49	195
Numerator for diluted earnings per share	266,799	112,452	17,347
Shares used in computation:
Weighted-average common shares outstanding	60,078	58,198	55,521
Convertible Notes shares	—	715	2,331
Employee stock options	1,621	1,848	1,052
Weighted-average number of shares	61,699	60,761	58,904
Diluted earnings per share	$4.32	$1.85	$0.29
Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,
	2014	2013	2012
	(in thousands)
Employee stock options	131	198	1,207
Stock-Based Compensation
The Company grants fully vested non-qualified stock options to its employees on a monthly basis. As a result of immediate vesting, stock-based compensation expense is fully recognized on the grant date, and no estimate is required for post-vesting option forfeitures. See Note 8 to the consolidated financial statements for further information regarding stock-based compensation.

2.	Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements.
Costs of revenues in the amount of $33.9 million and $26.2 million for the years ended December 31, 2013 and 2012, respectively, related to free-trial periods that were previously allocated to “Marketing” on the Consolidated Statements of Operations have been reallocated to “Cost of revenues”. There was no impact in any period presented to contribution profit or net income or to the Consolidated Balance Sheets or Consolidated Statements of Cash Flows.

3.	Short-term Investments
The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables summarize, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the consolidated balance sheets.

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$1,007,543	$—	$—	$1,007,543
Level 1 securities:
Money market funds	111,759	—	—	111,759
Level 2 securities:
Corporate debt securities	295,500	432	(199)	295,733
Government securities	168,749	120	(95)	168,774
Asset and mortgage-backed securities	112	—	—	112
Certificate of deposits	3,600	—	—	3,600
Agency securities	26,665	5	(1)	26,669
Total	$1,613,928	$557	$(295)	$1,614,190

	As of December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$483,959	$—	$—	$483,959
Level 1 securities:
Money market funds	126,208	—	—	126,208
Level 2 securities:
Corporate debt securities	316,465	1,245	(654)	317,056
Government securities	143,812	287	(18)	144,081
Asset and mortgage-backed securities	93,118	229	(418)	92,929
Certificate of deposits	23,425	—	—	23,425
Agency securities	17,951	—	(2)	17,949
Total	$1,204,938	$1,761	$(1,092)	$1,205,607

	As of December 31,
	2014	2013
	(in thousands)
Cash and cash equivalents	$1,113,608	$604,965
Short-term investments	494,888	595,440
Non-current assets (1)	5,694	5,202
Total	$1,614,190	$1,205,607

(1) Primarily restricted cash that is related to workers compensation deposits.
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
Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at December 31, 2014. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the years ended December 31, 2014, 2013 or 2012.
There were no material gross realized gains or losses from the sale of available-for-sale investments in the years ended December 31, 2014, 2013 and 2012. Realized gains and losses and interest income are included in interest and other income.
The estimated fair value of short-term investments by contractual maturity as of December 31, 2014 is as follows:

(in thousands)
Due within one year	$113,864
Due after one year and through 5 years	381,024
Total short-term investments	$494,888

4.	Balance Sheet Components
Content Library
Content library consisted of the following:

	As of December 31,
	2014	2013
	(in thousands)
Total content library, gross	$8,497,403	$6,474,688
Accumulated amortization	(3,598,375)	(2,677,196)
Total content library, net	4,899,028	3,797,492
Current content library, net	2,125,702	1,706,421
Non-current content library, net	$2,773,326	$2,091,071

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of December 31,		Estimated Useful Lives (in Years)
	2014	2013
	(in thousands)
Information technology assets	$189,274	$139,306	3 years
Furniture and fixtures	25,758	21,011	3 years
Building	40,681	40,681	30 years
Leasehold improvements	57,339	51,194	Over life of lease
DVD operations equipment	89,144	96,361	5 years
Capital work-in-progress	12,495	8,643
Property and equipment, gross	414,691	357,196
Less: Accumulated depreciation	(264,816)	(223,591)
Property and equipment, net	$149,875	$133,605

As of December 31, 2014 and 2013, the Company had unpaid property and equipment included in accounts payable of $11.8 million and $6.8 million, respectively on the Consolidated Balance Sheets, and consequently such amounts are excluded from purchases of property and equipment on the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013.

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
8.50% Senior Notes

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

In the first quarter of 2013, the Company redeemed the outstanding $200.0 million aggregate principal amount of 8.50% Notes and pursuant to the make-whole provision in the Indenture governing the 8.50% Notes, paid a $19.4 million premium and $5.1 million of accrued and unpaid interest. The Company recognized a loss on extinguishment of debt of $25.1 million related to redemption of the 8.50% Notes which included the write off of unamortized debt issuance costs of $4.2 million.

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

The 5.375% Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. At December 31, 2014 the Company was in compliance with these covenants.

In the first quarter of 2013, the Company used $224.5 million of the net proceeds of the 5.375% Notes to redeem the outstanding $200.0 million aggregate principal amount of 8.50% Notes.

Based on quoted market prices in less active markets (a Level 2 input for this financial instrument), the fair value of the 5.375% Notes was $520.0 million and  $506.3 million as of December 31, 2014 and 2013 respectively.

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
The 5.750% Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. At December 31, 2014, the Company was in compliance with these covenants.
Based on quoted market prices in less active markets (a Level 2 input for this financial instrument), the fair value of the 5.750% Notes as of December 31, 2014 was $416.0 million.

6.	Commitments and Contingencies
Streaming Content
At December 31, 2014, the Company had $9.5 billion of obligations comprised of $2.1 billion included in "Current content liabilities" and $1.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $5.8 billion of obligations that are not reflected on the Consolidated Balance Sheet.

At December 31, 2013, the Company had $7.3 billion of obligations comprised of $1.8 billion included in "Current content liabilities" and $1.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $4.2 billion of obligations that are not reflected on the Consolidated Balance Sheet.
The expected timing of payments for these streaming content obligations is as follows:

	As of December 31,
	2014	2013
	(in thousands)
Less than one year	$3,747,648	$2,972,325
Due after one year and through 3 years	4,495,103	3,266,907
Due after 3 years and through 5 years	1,164,308	929,645
Due after 5 years	44,053	83,284
Total streaming content obligations	$9,451,112	$7,252,161

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
In the first quarter of 2010, the Company extended the facilities leases for the current Los Gatos buildings for an additional five year term after the remaining term of the original lease, thus increasing the future minimum payments under lease financing obligations by approximately $14 million. The leases continue to be accounted for as financing obligations and no gain or loss was recorded as a result of the lease financing modification. At December 31, 2014, the lease financing obligation balance was $29.6 million, of which $1.2 million and $28.4 million were recorded in “Accrued expenses” and “Other non-current liabilities,” respectively, on the Consolidated Balance Sheets. The remaining future minimum payments under the lease financing obligation are $9.4 million. The lease financing obligation balance at the end of the extended lease term will be approximately $25.8 million which approximates the net book value of the buildings to be relinquished to the lessor.

In the third quarter of 2013, the Company entered into facilities lease agreements to expand its Los Gatos headquarters. At the time the Company entered into these lease agreements, the prior agreement signed in the fourth quarter of 2012 was simultaneously terminated. The 124 month lease term for each of the new leases will commence after the construction of the buildings is complete. Future minimum lease payments associated with these leases are $122.2 million as of December 31, 2014 and are included below.
Future minimum payments under lease financing obligations and non-cancelable operating leases as of December 31, 2014 are as follows:

Year Ending December 31,	Future Minimum Payments
(in thousands)
2015	$35,501
2016	37,078
2017	27,697
2018	19,804
2019	14,923
Thereafter	76,130
Total minimum payments	$211,133
Rent expense associated with the operating leases was $26.6 million, $27.9 million and $29.7 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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
None of the preferred shares were issued and outstanding at December 31, 2014 and 2013.

Voting Rights
The holders of each share of common stock shall be entitled to one vote per share on all matters to be voted upon by the Company’s stockholders.
Stock Option Plans
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of December 31, 2014, 2.9 million shares were reserved for future grants under the 2011 Stock Plan.
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
A summary of the activities related to the Company’s stock option plans is as follows:

	Shares Available for Grant	Options Outstanding		Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted- Average Exercise Price
Balances as of December 31, 2011	7,013,508	2,957,754	$66.59
Granted	(1,803,798)	1,803,798	73.94
Exercised	—	(188,552)	21.85
Canceled	48	(48)	35.95
Expired	(1,160,721)	—
Balances as of December 31, 2012	4,049,037	4,572,952	$71.33
Granted	(642,720)	642,720	208.94
Exercised	—	(1,688,774)	73.75
Balances as of December 31, 2013	3,406,317	3,526,898	$95.25
Granted	(545,573)	545,573	402.85
Exercised	—	(808,840)	75.65
Balances as of December 31, 2014	2,860,744	3,263,631	$151.53	6.14	$654,673
Vested and exercisable at December 31, 2014		3,263,631	$151.53	6.14	$654,673
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2014. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2014, 2013 and 2012 was $265.1 million, $274.2 million and $14.7 million, respectively.
Cash received from option exercises for the years ended December 31, 2014, 2013 and 2012 was $60.5 million, $124.6 million and $4.1 million, respectively.
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

As of December 31, 2014, there were 2,785,721 shares available for future issuance under the 2002 Employee Stock Purchase Plan. The Company’s ESPP was suspended in 2011 and there were no offerings subsequent to 2011.

Stock-Based Compensation
Vested stock options granted after June 30, 2004 and before January 1, 2007 can be exercised up to one year following termination of employment. Vested stock options granted after January 2007 will remain exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Year Ended December 31,
	2014	2013	2012
Dividend yield	—%	—%	—%
Expected volatility	41% - 48%	51% - 54%	55% - 65%
Risk-free interest rate	2.39% - 2.83%	1.87% - 2.71%	1.61% - 2.01%
Suboptimal exercise factor	2.66 - 5.44	2.33 - 3.92	2.26 - 3.65
Valuation data:
Weighted-average fair value (per share)	$211.22	$113.74	$41.00
Total stock-based compensation expense (in thousands)	115,239	73,100	73,948
Total income tax benefit related to stock options (in thousands)	43,999	28,096	28,537

The Company considers several factors in determining the suboptimal exercise factor including the historical and estimated option exercise behavior and the employee groupings.

The Company estimates expected volatility based on a blend of historical volatility of the Company’s common stock and implied volatility of tradable forward call options to purchase shares of its common stock. The Company believes that implied volatility of publicly traded options in its common stock is expected to be more reflective of market conditions and, therefore, can reasonably be expected to be a better indicator of expected volatility than historical volatility of its common stock. Low trade volume of the Company's tradable forward call options prior to 2011 precluded sole reliance on implied volatility, and as such the Company includes historical volatility in the computation of expected volatility.
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
Stock Repurchase Program
Under the stock repurchase plan announced on June 11, 2010, the Company was authorized to repurchase up to $300 million of its common stock through the end of 2012. As of December 31, 2012, the Company has repurchased $259.0 million of its common stock under this plan. As of December 31, 2012, the plan has expired and the remaining $41.0 million was unused. There were no stock repurchases in 2012, 2013 or 2014.

9. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated balances of other comprehensive (loss) income, net of tax:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of December 31, 2012	$1,381	$1,538	$2,919
Other comprehensive income before reclassifications	1,772	(1,597)	175
Amounts reclassified from accumulated other comprehensive income	—	481	481
Net increase (decrease) in other comprehensive income	1,772	(1,116)	656
Balance as of December 31, 2013	$3,153	$422	$3,575
Other comprehensive (loss) income before reclassifications	(7,768)	337	(7,431)
Amounts reclassified from accumulated other comprehensive (loss)income	—	(590)	(590)
Net decrease in other comprehensive (loss) income	(7,768)	(253)	(8,021)
Balance as of December 31, 2014	$(4,615)	$169	$(4,446)

All amounts reclassified from accumulated other comprehensive (loss) income were related to realized gains (losses) on available-for-sale securities. These reclassifications impacted "Interest and other income (expense)" on the Consolidated Statements of Operations.

10.	Income Taxes
Income before provision for income taxes was as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
United States	$325,081	$159,126	$27,885
Foreign	24,288	11,948	2,595
Income before income taxes	$349,369	$171,074	$30,480
The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Current tax provision:
Federal	$86,623	$58,558	$34,387
State	9,866	15,154	7,850
Foreign	16,144	7,003	1,162
Total current	112,633	80,715	43,399
Deferred tax provision:
Federal	(10,994)	(18,930)	(26,903)
State	(17,794)	(2,751)	(3,168)
Foreign	(1,275)	(363)	—
Total deferred	(30,063)	(22,044)	(30,071)
Provision for income taxes	$82,570	$58,671	$13,328

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of foreign subsidiaries were not provided for on a cumulative total of $29.2 million of undistributed earnings for certain foreign subsidiaries as of December 31, 2014. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes net of available foreign tax credits associated with these earnings. The amount of unrecognized deferred income tax liability related to these earnings is approximately $10.2 million.
Income tax benefits attributable to the exercise of employee stock options of $88.9 million, $80.0 million and $4.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, were recorded directly to additional paid-in-capital.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Expected tax expense at U.S. federal statutory rate of 35%	$122,279	$59,878	$10,667
State income taxes, net of Federal income tax effect	13,274	8,053	2,914
R&D tax credit	(18,655)	(13,841)	(1,803)
Release of tax reserves on previously unrecognized tax benefits	(38,612)	—	—
Other	4,284	4,581	1,550
Provision for income taxes	$82,570	$58,671	$13,328

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2014	2013
	(in thousands)
Deferred tax assets (liabilities):
Stock-based compensation	$100,397	$69,201
Accruals and reserves	13,415	13,022
Depreciation and amortization	(11,708)	(11,159)
R&D credits	21,014	19,196
Other	(2,778)	824
Total deferred tax assets	120,340	91,084
Valuation allowance	—	(481)
Net deferred tax assets	$120,340	$90,603
Deferred tax assets include $13.4 million and $21.5 million classified as “Other current assets” and $106.9 million and $69.1 million classified as “Other non-current assets” in the Consolidated Balance Sheets as of December 31, 2014 and 2013, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2014 and 2013, it was considered more likely than not that substantially all deferred tax assets would be realized, and no significant valuation allowance was recorded.

As of December 31, 2014, the Company's state tax credit carryforwards for tax return purposes were $41.9 million, of which $41.1 million can be carried forward indefinitely and $0.8 million expire in 2024.
On December 19, 2014, the Tax Increase Prevention Act of 2014 (H.R.5771) was signed into law which retroactively extends the Federal research and development credit from January 1, 2014 through December 31, 2014. As a result, the Company recognized the retroactive benefit of the Federal research and development credit of approximately $10.7 million as a discrete item in the fourth quarter of 2014, the period in which the legislation was enacted.

The Company classifies unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as “Other non-current liabilities” in the Consolidated Balance Sheets. As of December 31, 2014, the total amount of gross unrecognized tax benefits was $34.8 million, of which $29.2 million, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balance as of December 31, 2012	$43,337
Increases related to tax positions taken during prior periods	4
Decreases related to tax positions taken during prior periods	(25)
Increases related to tax positions taken during the current period	24,915
Balance as of December 31, 2013	$68,231
Decreases related to tax positions taken during prior periods	(39,015)
Increases related to tax positions taken during the current period	11,174
Decreases related to settlements with taxing authorities	(5,578)
Balance as of December 31, 2014	$34,812
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2014 and December 31, 2013, the total amount of gross interest and penalties accrued was $0.4 million and $3.9 million, respectively, which is classified as “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company's provision for income taxes were not material in all the periods presented.
The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2010 through 2013. The IRS had previously completed its Field Exam of the 2008 and 2009 federal tax returns and issued a Revenue Agents Report with a proposed assessment primarily related to the Company's R&D Credits claimed in those years. The Company filed a protest against the proposed assessment and settlement was reached with the IRS Appeals Division in December 2014. As a result, the Company reassessed the tax reserves for all open years and released $38.6 million of tax reserves in the fourth quarter of 2014. The IRS Field Exam of the 2010 through 2013 federal tax returns is in progress.
The Company is also currently under examination by the state of California for the years 2006 and 2007. California has completed its Field Exam of the 2006 and 2007 California tax returns and has issued a Notice of Proposed Assessment primarily related to the Company's R&D Credits claimed in those years. The Company has filed a protest against the proposed assessment and is currently awaiting the commencement of the Protest process with the Franchise Tax Board. The years 1997 through 2005, as well as 2008 through 2013, remain subject to examination by the state of California.
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
The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 60% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board. During 2014, 2013 and 2012, the Company’s matching contributions totaled $8.3 million, $6.5 million and $5.2 million, respectively.

12.	Segment Information
Beginning in the fourth quarter of 2011, the Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD. Segment information is presented along the same lines that the Company’s chief operating decision maker reviews the operating results in assessing performance and allocating resources. The Company’s chief operating decision maker reviews revenue and contribution profit for each of the reportable segments. Contribution profit (loss) is defined as revenues less cost of revenues and marketing expenses directly incurred by the segment. The Company has aggregated the results of the International operating segments into one reportable segment because these operating segments share similar long term economic and other qualitative characteristics.

The Domestic and International streaming segments derive revenues from monthly membership fees for services consisting solely of streaming content. The Domestic DVD segment derives revenues from monthly membership fees for services consisting solely of DVD-by-mail. Revenues and the related payment card fees are attributed to the operating segment based on the nature of the underlying membership (streaming or DVD) and the geographic region from which the membership originates. There are no internal revenue transactions between the Company’s segments.
Cost of revenues are primarily attributed to the operating segment based on the amounts directly incurred by the segment to obtain content and deliver it to the specific region. Marketing expenses are primarily comprised of advertising expenses which are generally included in the segment in which the expenditures are directly incurred.
The Company's long-lived tangible assets were located as follows:

	As of December 31,
	2014	2013
	(in thousands)
United States	$138,704	$126,455
International	11,171	7,150

The following tables represent segment information for the year ended December 31, 2014:

	As of/Year ended December 31, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	39,114	18,277	5,767	—
Revenues	$3,431,434	$1,308,061	$765,161	$5,504,656
Cost of revenues	2,201,761	1,154,117	396,882	3,752,760
Marketing	293,453	313,733	—	607,186
Contribution profit (loss)	$936,220	$(159,789)	$368,279	$1,144,710
Other operating expenses				742,062
Operating income				402,648
Other income (expense)				(53,279)
Provision for income taxes				82,570
Net income				$266,799

	As of/Year ended December 31, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total content library, net	$3,476,226	$1,392,701	$30,101	$4,899,028
Amortization of content library	1,657,673	998,606	71,491	2,727,770

The following tables represent segment information for the year ended December 31, 2013:

	As of/Year ended December 31, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	33,420	10,930	6,930	—
Revenues	$2,751,375	$712,390	$910,797	$4,374,562
Cost of revenues	1,863,376	782,304	471,523	3,117,203
Marketing	265,232	204,418	292	469,942
Contribution profit (loss)	$622,767	$(274,332)	$438,982	$787,417
Other operating expenses				559,070
Operating income				228,347
Other income (expense)				(57,273)
Provision for income taxes				58,671
Net income				$112,403

	As of/Year ended December 31, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total content library, net	$2,973,023	$804,690	$19,779	$3,797,492
Amortization of content library	1,420,076	701,905	71,325	2,193,306

The following tables represent segment information for the year ended December 31, 2012:

	As of/Year ended December 31, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total members at end of period (1)	27,146	6,121	8,224	—
Revenues	$2,184,868	$287,542	$1,136,872	$3,609,282
Cost of revenues	1,570,600	483,295	598,163	2,652,058
Marketing	245,259	193,390	559	439,208
Contribution profit (loss)	$369,009	$(389,143)	$538,150	$518,016
Other operating expenses				468,024
Operating income				49,992
Other income (expense)				(19,512)
Provision for income taxes				13,328
Net income				$17,152

	As of/Year ended December 31, 2012
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total content library, net	$2,317,070	$527,235	$29,865	$2,874,170
Amortization of content library	1,152,446	438,772	65,396	1,656,614

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

13.	Selected Quarterly Financial Data (Unaudited)

	December 31	September 30	June 30	March 31
	(in thousands, except for per share data)
2014
Total revenues	$1,484,728	$1,409,432	$1,340,407	$1,270,089
Gross profit	470,396	455,038	425,559	400,903
Net income	83,371	59,295	71,018	53,115
Earnings per share:
Basic	$1.38	$0.99	$1.18	$0.89
Diluted	1.35	0.96	1.15	0.86
2013
Total revenues	$1,175,230	$1,105,999	$1,069,372	$1,023,961
Gross profit	354,553	307,099	308,698	287,009
Net income (loss)	48,421	31,822	29,471	2,689
Earnings (loss) per share:
Basic	$0.81	$0.54	$0.51	$0.05
Diluted	0.79	0.52	0.49	0.05

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated: January 29, 2015	By:	/S/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: January 29, 2015	By:	/S/ DAVID WELLS
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

Signature	Title	Date
/S/ REED HASTINGS	President, Chief Executive Officer and Director (principal executive officer)	January 29, 2015
Reed Hastings

/S/ DAVID WELLS	Chief Financial Officer (principal financial and accounting officer)	January 29, 2015
David Wells

/S/ RICHARD BARTON	Director	January 29, 2015
Richard Barton

/S/ TIMOTHY M. HALEY	Director	January 29, 2015
Timothy M. Haley

/S/ JAY C. HOAG	Director	January 29, 2015
Jay C. Hoag

/S/ ANN MATHER	Director	January 29, 2015
Ann Mather

/S/ A. GEORGE BATTLE	Director	January 29, 2015
A. George Battle

/S/ LESLIE J. KILGORE	Director	January 29, 2015
Leslie J. Kilgore

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004
3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013
4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.4†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	February 1, 2013
10.5†	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014
10.6†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on January 29, 2015, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2014, 2013 and 2012, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012, (iv) Consolidated Balance Sheets as of December 31, 2014 and 2013, (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2014, 2013 and 2012 and (vi) the Notes to Consolidated Financial Statements.
						X

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
† Indicates a management contract or compensatory plan