Form 10-Q
period 2015-03-31
NETFLIX INC
filed 2015-04-17
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2015, there were 60,620,721 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2015	March 31, 2014
Revenues	$1,573,129	$1,270,089
Cost of revenues	1,046,401	869,186
Marketing	194,677	137,098
Technology and development	143,106	110,310
General and administrative	91,489	55,900
Operating income	97,456	97,595
Other income (expense):
Interest expense	(26,737)	(10,052)
Interest and other income (expense)	(32,293)	1,401
Income before income taxes	38,426	88,944
Provision for income taxes	14,730	35,829
Net income	$23,696	$53,115
Earnings per share:
Basic	$0.39	$0.89
Diluted	$0.38	$0.86
Weighted-average common shares outstanding:
Basic	60,518	59,817
Diluted	61,973	61,548

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Net income	$23,696	$53,115
Other comprehensive income (loss):
Foreign currency translation adjustments	(39,490)	461
Change in unrealized gains on available-for-sale securities, net of tax of $133 and $291, respectively	782	467
Total other comprehensive (loss) income	(38,708)	928
Comprehensive (loss) income	$(15,012)	$54,043

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash flows from operating activities:
Net income	$23,696	$53,115
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Additions to streaming content library	(1,611,925)	(749,399)
Change in streaming content liabilities	626,325	42,244
Amortization of streaming content library	749,518	600,735
Amortization of DVD content library	21,185	16,121
Depreciation and amortization of property, equipment and intangibles	15,167	12,382
Stock-based compensation expense	27,441	25,825
Excess tax benefits from stock-based compensation	(29,001)	(32,732)
Other non-cash items	6,306	2,196
Deferred taxes	(37,042)	(13,103)
Changes in operating assets and liabilities:
Other current assets	23,109	35,066
Accounts payable	(10,625)	22,812
Accrued expenses	35,922	(442)
Deferred revenue	10,754	14,248
Other non-current assets and liabilities	21,788	7,291
Net cash (used in) provided by operating activities	(127,382)	36,359
Cash flows from investing activities:
Acquisition of DVD content library	(22,906)	(14,914)
Purchases of property and equipment	(13,036)	(13,334)
Other assets	225	295
Purchases of short-term investments	(90,940)	(60,546)
Proceeds from sale of short-term investments	51,948	143,048
Proceeds from maturities of short-term investments	31,887	3,090
Net cash (used in) provided by investing activities	(42,822)	57,639
Cash flows from financing activities:
Proceeds from issuance of common stock	10,916	32,448
Proceeds from issuance of debt	1,500,000	400,000
Issuance costs	(17,232)	(6,727)
Excess tax benefits from stock-based compensation	29,001	32,732
Principal payments of lease financing obligations	(251)	(267)
Net cash provided by financing activities	1,522,434	458,186
Effect of exchange rate changes on cash and cash equivalents	(11,061)	301
Net increase in cash and cash equivalents	1,341,169	552,485
Cash and cash equivalents, beginning of period	1,113,608	604,965
Cash and cash equivalents, end of period	$2,454,777	$1,157,450

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,454,777	$1,113,608
Short-term investments	502,931	494,888
Current content library, net	2,370,447	2,125,702
Other current assets	210,901	206,271
Total current assets	5,539,056	3,940,469
Non-current content library, net	3,312,353	2,773,326
Property and equipment, net	145,816	149,875
Other non-current assets	243,401	192,981
Total assets	$9,240,626	$7,056,651
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$2,425,619	$2,117,241
Accounts payable	190,567	201,581
Accrued expenses	107,323	69,746
Deferred revenue	285,340	274,586
Total current liabilities	3,008,849	2,663,154
Non-current content liabilities	1,861,791	1,575,832
Long-term debt	2,400,000	900,000
Other non-current liabilities	60,772	59,957
Total liabilities	7,331,412	5,198,943
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 160,000,000 shares authorized at March 31, 2015 and December 31, 2014; 60,620,721 and 60,415,841 issued and outstanding at March 31, 2015 and December 31, 2014, respectively	61	60
Additional paid-in capital	1,109,327	1,042,810
Accumulated other comprehensive loss	(43,154)	(4,446)
Retained earnings	842,980	819,284
Total stockholders’ equity	1,909,214	1,857,708
Total liabilities and stockholders’ equity	$9,240,626	$7,056,651

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2015. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the streaming content library amortization policy; the recognition and measurement of income tax assets and liabilities; and the valuation of stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. Interim results are not necessarily indicative of the results for a full year.
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD. A majority of the Company’s revenues are generated in the United States, and substantially all of the Company’s long-lived tangible assets are held in the United States. The Company’s revenues are derived from monthly membership fees.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Prior to January 1, 2015, the functional currency of certain of the Company's European entities was the British pound. The Company changed the functional currency of these entities to the euro effective January 1, 2015 following the redomiciliation of the European headquarters and the launch of the Netflix service in several significant European countries. The change in functional currency was applied prospectively from January 1, 2015. Monetary assets and liabilities have been remeasured to the euro at current exchange rates. Non-monetary assets and liabilities have been remeasured to the euro using the exchange rate effective for the period in which the balance arose. As a result of this change of functional currency, the Company recorded a $21.8 million cumulative translation adjustment included in other comprehensive loss for the quarter ended March 31, 2015.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is not permitted. The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The new guidance will be applied retrospectively to each prior period presented. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated balance sheets.

2. Earnings Per Share
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental shares issuable upon the assumed exercise of stock options. The computation of earnings per share is as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands, except per share data)
Basic earnings per share:
Net income	$23,696	$53,115
Shares used in computation:
Weighted-average common shares outstanding	60,518	59,817
Basic earnings per share	$0.39	$0.89

Diluted earnings per share:
Net income	$23,696	$53,115
Shares used in computation:
Weighted-average common shares outstanding	60,518	59,817
Employee stock options	1,455	1,731
Weighted-average number of shares	61,973	61,548
Diluted earnings per share	$0.38	$0.86

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Employee stock options	256	41

3. Short-term Investments
The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables summarize, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets:

	As of March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$2,354,639	$—	$—	$2,354,639
Level 1 securities:
Money market funds	105,060	—	—	105,060
Level 2 securities:
Corporate debt securities	270,196	726	(49)	270,873
Government securities	198,815	479	(5)	199,289
Certificate of deposits and commercial paper	6,100	—	—	6,100
Agency securities	26,644	25	—	26,669
Total	$2,961,454	$1,230	$(54)	$2,962,630

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$1,007,543	$—	$—	$1,007,543
Level 1 securities:
Money market funds	111,759	—	—	111,759
Level 2 securities:
Corporate debt securities	295,500	432	(199)	295,733
Government securities	168,749	120	(95)	168,774
Asset and mortgage-backed securities	112	—	—	112
Certificate of deposits	3,600	—	—	3,600
Agency securities	26,665	5	(1)	26,669
Total	$1,613,928	$557	$(295)	$1,614,190

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$2,454,777	$1,113,608
Short-term investments	502,931	494,888
Other non-current assets (1)	4,922	5,694
Total	$2,962,630	$1,614,190

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

There were no investments in a material unrealized loss position as of March 31, 2015 or December 31, 2014. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three months ended March 31, 2015 and 2014. In addition, there were no material gross realized gains or losses in the three months ended March 31, 2015 and 2014.
The estimated fair value of short-term investments by contractual maturity as of March 31, 2015 is as follows:

(in thousands)
Due within one year	$168,017
Due after one year and through five years	334,914
Total short-term investments	$502,931

4. Balance Sheet Components
Content Library
Content library consisted of the following:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Total content library, gross	$9,239,372	$8,497,403
Accumulated amortization	(3,556,572)	(3,598,375)
Total content library, net	5,682,800	4,899,028
Current content library, net	2,370,447	2,125,702
Non-current content library, net	$3,312,353	$2,773,326

Content library includes costs capitalized for licensed streaming content, for production of original content and for DVD content.
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	March 31, 2015	December 31, 2014	Estimated Useful Lives
	(in thousands)
Information technology assets	$189,059	$189,274	3 years
Furniture and fixtures	26,707	25,758	3 years
Building	40,681	40,681	30 years
Leasehold improvements	59,830	57,339	Over life of lease
DVD operations equipment	89,137	89,144	5 years
Capital work-in-progress	17,641	12,495
Property and equipment, gross	423,055	414,691
Less: Accumulated depreciation	(277,239)	(264,816)
Property and equipment, net	$145,816	$149,875

5. Long-term Debt

As of March 31, 2015, the Company had aggregate outstanding principal of $2.4 billion in long-term notes with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.

The following table provides a summary of the Company's long-term debt as of March 31, 2015 and December 31, 2014:

					Level 2 Fair Value (1) as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Due Dates	March 31, 2015	December 31, 2014
	(in millions)				(in millions)
5.375% Senior Notes	$500.0	February 2013	2021	February 1 and August 1	$510.0	$520.0
5.750% Senior Notes	400.0	February 2014	2024	March 1 and September 1	407.5	416.0
5.50% Senior Notes (2)	700.0	February 2015	2022	April 15 and October 15	715.8	—
5.875% Senior Notes (2)	800.0	February 2015	2025	April 15 and October 15	821.0	—

(1) Based on quoted market prices in less active markets

(2)
The net proceeds to the Company for the 5.50% and 5.875% Senior Notes issued in the first quarter of 2015 were an aggregate $1,482.4 million. Debt issuance costs of $17.6 million (of which $0.4 million were unpaid as of March 31, 2015) were recorded in "Other non-current assets" on the Consolidated Balance Sheets and are amortized over the term of the notes as "Interest expense" on the Consolidated Statements of Operations.

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of March 31, 2015 and December 31, 2014, the Company was in compliance with all related covenants.

6. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of March 31, 2015, 2.7 million shares were reserved for future grants under the 2011 Stock Plan.
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances as of December 31, 2014	2,860,744	3,263,631	$151.53
Granted	(148,156)	148,156	417.43
Exercised		(204,880)	50.12
Balances as of March 31, 2015	2,712,588	3,206,907	$170.29	6.30	$801,626
Vested and exercisable as of March 31, 2015		3,206,907	$170.29	6.30	$801,626

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the first quarter of 2015. This amount changes based on the fair market value of the Company’s common stock. The total intrinsic value of options exercised for the three months ended March 31, 2015 and 2014 was $80.8 million and $101.5 million, respectively.
Cash received from option exercises for the three months ended March 31, 2015 and 2014 was $10.9 million and $32.4 million, respectively.
Stock-based Compensation
The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model and the valuation data:

	Three Months Ended
	March 31, 2015	March 31, 2014
Dividend yield	—%	—%
Expected volatility	36%	48%
Risk-free interest rate	2.03%	2.83%
Suboptimal exercise factor	2.48	2.66 - 4.07
Valuation data:
Weighted-average fair value (per share)	$185.22	$221.79
Total stock-based compensation expense (in thousands)	$27,441	$25,825
Total income tax benefit related to stock options (in thousands)	$10,392	$9,899

The Company considers several factors in determining the suboptimal exercise factor, including the historical and estimated option exercise behavior and the employee groupings. Prior to January 1, 2015, the Company bifurcated its option grants into two employee groupings (executive and non-executive) to determine the suboptimal exercise factor. Beginning on January 1, 2015, the Company began aggregating employee groupings for its determination of the suboptimal exercise factor as the previous bifurcation into two groupings did not have a material impact on the fair value of the options granted.
Prior to January 1, 2015, the Company's computation of expected volatility was based on a blend of historical volatility of its common stock and implied volatility of tradable forward call options to purchase shares of its common stock, as low trade volume of its tradable forward call options prior to 2011 precluded sole reliance on implied volatility. Beginning on January 1, 2015, expected volatility is based solely on implied volatility. The Company believes that implied volatility of publicly traded options in its common stock is more reflective of market conditions, and given consistently high trade volumes of the options, can reasonably be expected to be a better indicator of expected volatility than historical volatility of its common stock.
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

7. Accumulated Other Comprehensive Loss

The following table summarizes the changes in the accumulated balance of other comprehensive loss, net of tax, for the three months ended March 31, 2015:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of December 31, 2014	$(4,615)	$169	$(4,446)
Other comprehensive (loss) income before reclassifications	(39,490)	846	(38,644)
Amounts reclassified from accumulated other comprehensive loss	—	(64)	(64)
Net increase (decrease) in other comprehensive (loss) income	(39,490)	782	(38,708)
Balance as of March 31, 2015	$(44,105)	$951	$(43,154)

As discussed in Note 1, other comprehensive loss for the three months ended March 31, 2015 includes the impact of the change in functional currency for certain of the Company's European entities.

All amounts reclassified from accumulated other comprehensive loss were related to realized gains on available-for-sale securities. These reclassifications impacted "Interest and other income (expense)" on the Consolidated Statements of Operations.

8. Income Taxes
The effective tax rates for the three months ended March 31, 2015 and 2014 were 38% and 40%, respectively. The effective tax rates for the three months ended March 31, 2015 differed from the federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the California R&D credit. The effective tax rates for the three months ended March 31, 2014 differed from the federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the California R&D credit.
The decrease in the Company's effective tax rates for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily attributable to lower tax reserves on uncertain tax positions following an IRS Appeals settlement in the fourth quarter of 2014.
Gross unrecognized tax benefits were $38.2 million and $34.8 million as of March 31, 2015 and December 31, 2014, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $31.8 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as “Other non-current liabilities” on the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations. As of March 31, 2015, the total amount of gross interest and penalties accrued was $0.5 million, and is classified as “Other non-current liabilities” on the Consolidated Balance Sheets.
Deferred tax assets include $14.0 million and $13.4 million classified as “Other current assets” and $143.3 million and $106.9 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of March 31, 2015 and December 31, 2014, it was considered more likely than not that all deferred tax assets would be realized.
Income tax benefits attributable to the exercise of employee stock options of $28.8 million and $32.5 million, during the three months ended March 31, 2015 and 2014, respectively, were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets.
The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2010 through 2013.
The Company is also currently under examination by the state of California for the years 2006 and 2007. California has completed its Field Exam of the 2006 and 2007 California tax returns and has issued a Notice of Proposed Assessment primarily related to the Company's R&D Credits claimed in those years. The Company has filed a protest against the proposed assessment and is currently in the midst of the Franchise Tax Board Protest process. The years 1997 through 2005, as well as 2008 through 2013 remain subject to examination by the state of California.
The Company has no significant foreign jurisdiction audits underway. The years 2010 through 2014 remain subject to examination by foreign jurisdictions.
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

9. Commitments and Contingencies

Streaming Content
As of March 31, 2015, the Company had $9.8 billion of obligations comprised of $2.4 billion included in "Current content liabilities" and $1.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $5.5 billion of obligations that are not reflected on the Consolidated Balance Sheets.
As of December 31, 2014, the Company had $9.5 billion of obligations comprised of $2.1 billion included in "Current content liabilities" and $1.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $5.8 billion of obligations that are not reflected on the Consolidated Balance Sheets.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
Less than one year	$4,016,950	$3,747,648
Due after one year and through three years	4,634,792	4,495,103
Due after three years and through five years	1,071,291	1,164,308
Due after five years	57,229	44,053
Total streaming content obligations	$9,780,262	$9,451,112

A streaming content obligation is incurred at the time the Company enters into an agreement to obtain future titles. Once a title becomes available, a content liability is generally recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. The Company does not include any estimated obligation for these future titles beyond the known minimum amount. However, the unknown obligations are expected to be significant and the expected timing of payments could range from less than one year to more than five years.
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

10. Segment Information
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD. Segment information is presented in the same manner that the Company’s chief operating decision maker ("CODM") reviews the operating results in assessing performance and allocating resources. The Company’s CODM reviews revenues and contribution profit (loss) for each of the reportable segments. Contribution profit (loss) is defined as revenues less cost of revenues and marketing expenses directly incurred by the segment. The Company has aggregated the results of the International operating segments into one reportable segment because these operating segments share similar long-term economic and other qualitative characteristics.
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
Cost of revenues are primarily attributed to the operating segment based on the amounts directly incurred by the segment to obtain content and deliver it to the specific region. Content rights increasingly include multiple geographies as the Company aspires to obtain global content rights to support global expansion. The Company allocates this content between the International and Domestic segments based on estimated fair market value. Marketing expenses are primarily comprised of advertising expenses which are generally included in the segment in which the expenditures are directly incurred.
The Company's long-lived tangible assets were located as follows:

	As of
	March 31, 2015	December 31, 2014
	(in thousands)
United States	$135,080	$138,704
International	10,736	11,171

The following table represents segment information for the quarter ended March 31, 2015:

	As of/ Three months ended March 31, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	41,397	20,877	5,564	—
Revenues	$984,532	$415,397	$173,200	$1,573,129
Cost of revenues	582,529	375,278	88,594	1,046,401
Marketing	89,551	105,126	—	194,677
Contribution profit (loss)	$312,452	$(65,007)	$84,606	$332,051
Other operating expenses				234,595
Operating income				97,456
Other income (expense)				(59,030)
Provision for income taxes				14,730
Net income				$23,696

The following table represents segment information for the quarter ended March 31, 2014:

	As of/ Three months ended March 31, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	35,674	12,683	6,652	—
Revenues	$798,617	$267,118	$204,354	$1,270,089
Cost of revenues	517,094	245,267	106,825	869,186
Marketing	80,258	56,840	—	137,098
Contribution profit (loss)	$201,265	$(34,989)	$97,529	$263,805
Other operating expenses				166,210
Operating income				97,595
Other income (expense)				(8,651)
Provision for income taxes				35,829
Net income				$53,115

The following table represents the amortization of the content library:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
Three months ended March 31,	(in thousands)
2015	$431,989	$317,529	$21,185	$770,703
2014	386,315	214,420	16,121	616,856
The following table represents total content library, net:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
As of March 31, 2015	$3,966,867	$1,685,671	$30,262	$5,682,800
As of December 31, 2014	3,476,226	1,392,701	30,101	4,899,028

(1)
A membership (also referred to as a subscription or member) is defined as the right to receive either the Netflix streaming service or Netflix DVD service. Memberships are assigned to territories based on the geographic location used at time of sign up as determined by the Company's internal systems, which utilize industry standard geo-location technology. The Company offers free-trial memberships to new and certain rejoining members. For inclusion in the definition of a membership in the above metrics, a method of payment is required to be provided even during the free-trial period. Total memberships therefore include those who are on a free-trial and have provided a method of payment. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the prepaid membership period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the impact of new accounting standards; investments in marketing and content, including original content; international expansion and investments related thereto; cash use in connection with content acquisitions and licensing and international expansion; contribution margin and free cash flow trends; deferred tax assets; accessing and obtaining additional capital and future contractual obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on January 29, 2015, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading Internet television network with over 62 million memberships in over 50 countries enjoying more than 100 million hours of TV shows and movies per day, including original series, documentaries and feature films. Members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
We are a pioneer in the Internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for Internet-connected screens and have licensed and acquired increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their TVs, computers and mobile devices. As a result of these efforts, we have experienced growing consumer acceptance of, and interest in, the delivery of TV shows and movies directly over the Internet. Historically, our acquisition of new memberships has been seasonal with the first and fourth quarters representing our strongest net membership additions and our second quarter representing the lowest net membership additions in a calendar year.
Our core strategy is to grow our streaming membership business globally within the parameters of our consolidated net income and contribution profit (loss) targets. We are continuously improving our members' experience by expanding our streaming content with a focus on a programming mix of content that delights our members. In addition, we are perpetually enhancing our user interface and expanding our streaming service to more Internet-connected screens.

Results of Operations

The following represents our consolidated performance highlights:

	Three Months Ended		Change
	March 31, 2015	March 31, 2014	Q1'15 vs. Q1'14
	(in thousands, except percentages)
Global streaming memberships	62,274	48,357	29%
Revenues	$1,573,129	$1,270,089	24%
Operating income	97,456	97,595	—%
Net income	23,696	53,115	(55)%

Consolidated revenues for the three months ended March 31, 2015 increased $303.0 million as compared to the three months ended March 31, 2014 due to growth in global streaming memberships, as well as increases in average monthly revenue per paying streaming membership resulting from the introduction of higher priced plans, partially offset by the impacts of foreign currency exchange rate fluctuations. Cost of revenues and operating expenses increased in line with the increase in revenue resulting in a flat operating income year over year. Net income decreased $29.4 million in the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 as a result of a $16.3 million increase in interest expense primarily related to our additional debt issued in February 2015, as well as a $33.7 million foreign exchange loss.

We offer three types of streaming membership plans. In the U.S. our basic plan is priced at $7.99 per month and includes access to standard definition quality streaming on a single screen at a time. Our most popular streaming plan, which includes access to high definition quality streaming on two screens concurrently, is priced at $8.99 per month for memberships which commenced after the second quarter of 2014 when we had increased the membership fee from $7.99 per month. Existing memberships were grandfathered in at $7.99 for two years, as long as they remain a member. Our premium plan, which we introduced in the second quarter of 2013, is priced at $11.99 per month and includes access to high definition and ultra-high definition quality content on four screens concurrently. Internationally, pricing for the three types of membership plans is structured similar to the U.S. and ranges from the U.S. dollar equivalent of approximately $5.00 per month to $19.00 per month.

The following represents the key elements to our segment results of operations:

•
We define contribution profit as revenues less cost of revenues and marketing expenses. We believe this is an important measure of our operating segment performance as it represents each segment's performance before global corporate costs.

•
For the Domestic and International streaming segments, content expenses, which include the amortization of the streaming content library and other expenses associated with the licensing and acquisition of streaming content, represent the vast majority of cost of revenues. Streaming content rights are generally specific to a geographic region, but increasingly include multiple geographies as we aspire to obtain global content rights to support our global expansion. We allocate these content rights between the International and Domestic segments based on estimated fair market value. Our international expansion will require us to obtain additional streaming content to support new international markets. Other cost of revenues such as streaming delivery expenses, customer service and payment processing fees tend to be lower as a percentage of total cost of revenues as compared to content licensing expenses. We utilize both our own and third-party content delivery networks to help us efficiently stream a high volume of content to our members over the Internet. Streaming delivery expenses, therefore, also include equipment costs related to our content delivery network ("Open Connect") and all third-party costs associated with delivering streaming content over the Internet. Cost of revenues in the Domestic DVD segment consist primarily of delivery expenses, content expenses, including amortization of DVD content library and revenue sharing expenses, and other expenses associated with our DVD processing and customer service centers. Delivery expenses for the Domestic DVD segment consist of the postage costs to mail DVDs to and from our members and the packaging and label costs for the mailers.

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and payments made to our affiliates and device partners. Advertising expenses include promotional activities such as online and television advertising. Payments to our affiliates and device partners include fixed fee and/or revenue sharing payments. Marketing expenses are primarily incurred by our Domestic and International streaming segments given our focus on building consumer awareness of the streaming offerings. Marketing expenses incurred by our International streaming segment have been significant and will fluctuate dependent upon the number of international territories in which our streaming service is offered and the timing of the launch of new territories. We do not incur marketing expenses for the Domestic DVD segment.

•
We have demonstrated our ability to grow domestic streaming contribution margin as evidenced by the increase in contribution margin from 12% when we first began separately reporting Domestic streaming results in the fourth quarter of 2011 to 32% in the first quarter of 2015. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment. Investments in content and marketing associated with the International streaming segment will continue to fluctuate dependent upon the number of international territories in which our streaming service is offered and the timing of the launch of new territories.

Domestic Streaming Segment
Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

	As of/ Three Months Ended		Change
	March 31, 2015	March 31, 2014	Q1'15 vs. Q1'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	2,283	2,254	29	1%
Memberships at end of period	41,397	35,674	5,723	16%
Paid memberships at end of period	40,315	34,377	5,938	17%
Average monthly revenue per paying membership	$8.41	$8.06	$0.35	4%

Contribution profit:
Revenues	$984,532	$798,617	$185,915	23%
Cost of revenues	582,529	517,094	65,435	13%
Marketing	89,551	80,258	9,293	12%
Contribution profit	312,452	201,265	111,187	55%
Contribution margin	32%	25%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content. The increase in our domestic streaming revenues was primarily due to the 18% growth in the average number of paid memberships, as well as the 4% increase in average monthly revenue per paying membership resulting from our price increase and introduction of higher priced plans. Our two-screen high-definition plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $49.2 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, streaming delivery expenses increased by $8.5 million and other costs, such as payment processing fees and customer service call centers, increased $7.7 million due to our growing member base.
Domestic marketing expenses increased primarily due to an increase in advertising and public relations spending.
Our Domestic streaming segment had a contribution margin of 32% for the three months ended March 31, 2015, which increased as compared to the contribution margin of 25% for the three months ended March 31, 2014 due to growth in paid memberships and revenue which continued to outpace content and marketing spending.

International Streaming Segment
Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

	As of /Three Months Ended		Change
	March 31, 2015	March 31, 2014	Q1'15 vs. Q1'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	2,600	1,753	847	48%
Memberships at end of period	20,877	12,683	8,194	65%
Paid memberships at end of period	19,304	11,755	7,549	64%
Average monthly revenue per paying membership	$7.68	$8.29	$(0.61)	(7)%

Contribution profit (loss):
Revenues	$415,397	$267,118	$148,279	56%
Cost of revenues	375,278	245,267	130,011	53%
Marketing	105,126	56,840	48,286	85%
Contribution loss	(65,007)	(34,989)	(30,018)	86%
Contribution margin	(16)%	(13)%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content. We launched our streaming service in Canada in September 2010 and have continuously expanded our services internationally with launches in Latin America in September 2011, the U.K. and Ireland in January 2012, Finland, Denmark, Sweden and Norway in October 2012, the Netherlands in September 2013, and Germany, Austria, Switzerland, France, Belgium and Luxembourg in September 2014. In the first quarter of 2015, we launched our service in Australia and New Zealand. Later this year, in keeping with our global strategy, we expect to launch in additional markets, including Japan.
The increase in our international revenues was due to the 68% growth in the average number of paid international memberships offset partially by a 7% decrease in average monthly revenue per paying membership. The decrease in average monthly revenue per paying membership was due to the impact of exchange rate fluctuations and to a lesser extent the impact of absorbing higher VAT rates across our European markets beginning January 1, 2015. These decreases were partially offset by the price increase on our most popular streaming plan and the introduction of the premium plan in 2014. We believe international revenues would have been approximately $48 million higher if foreign exchange rates had remained consistent with the foreign exchange rates from the first quarter of 2014. Average paid international streaming memberships account for 32% of global average paid streaming memberships as of March 31, 2015, as compared to 25% of global average paid streaming memberships as of March 31, 2014.
The increase in international cost of revenues was primarily due to a $106.4 million increase in content expenses relating to expenses for territories launched in the last twelve months, coupled with existing and new streaming content, including more exclusive and original programming. Other costs increased $23.6 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base. The increases in content and other costs were partially offset by a decrease resulting from exchange rate fluctuations.
International marketing expenses for the three months ended March 31, 2015 increased as compared to the three months ended March 31, 2014 mainly due to expenses for territories launched in the last twelve months.
International contribution losses increased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014, due to our increased spending for our international expansion and due to the impact of foreign currency exchange rate fluctuations. Had foreign exchange rates remained consistent with foreign exchange rates from the first quarter of 2014, we believe international contribution losses would have been approximately $15 million lower year over year. Our International streaming segment does not benefit from the established member base that exists for the Domestic streaming segment. Investments in streaming content and marketing programs for our International segment are larger initially relative to revenues, in particular as new territories are launched. The contribution losses for our International segment have been significant due to investments in streaming content and marketing programs to drive membership growth and viewing in our international markets.

Domestic DVD Segment
Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

	As of/ Three Months Ended		Change
	March 31, 2015	March 31, 2014	Q1'15 vs. Q1'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(203)	(278)	75	(27)%
Memberships at end of period	5,564	6,652	(1,088)	(16)%
Paid memberships at end of period	5,470	6,509	(1,039)	(16)%
Average monthly revenue per paying membership	$10.37	$10.26	$0.11	1%

Contribution profit:
Revenues	$173,200	$204,354	$(31,154)	(15)%
Cost of revenues	88,594	106,825	(18,231)	(17)%
Contribution profit	84,606	97,529	(12,923)	(13)%
Contribution margin	49%	48%

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
The decrease in domestic DVD cost of revenues was primarily due to a $2.4 million decrease in content expenses and a $12.0 million decrease in delivery expenses resulting from a 24% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships coupled with a decrease in usage by these members. Other costs, primarily those associated with processing and customer service expenses, decreased $3.8 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment had a contribution margin of 49% for the three months ended March 31, 2015, and was flat as compared to the three months ended March 31, 2014.

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
Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

	Three Months Ended		Change
	March 31, 2015	March 31, 2014	Q1'15 vs. Q1'14
	(in thousands, except percentages)
Technology and development	$143,106	$110,310	$32,796	30%
As a percentage of revenues	9%	9%

The increase in technology and development expenses was primarily due to a $27.0 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for our existing employees and a 16% growth in average headcount supporting continued improvements in our streaming service and our international expansion.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses.
Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

	Three Months Ended		Change
	March 31, 2015	March 31, 2014	Q1'15 vs. Q1'14
	(in thousands, except percentages)
General and administrative	$91,489	$55,900	$35,589	64%
As a percentage of revenues	6%	4%

General and administrative expenses increased primarily due to a $27.5 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 52% increase in average headcount primarily to support our international expansion, and an increase in compensation for existing employees.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.

Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

	Three Months Ended		Change
	March 31, 2015	March 31, 2014	Q1'15 vs. Q1'14
	(in thousands, except percentages)
Interest expense	$(26,737)	$(10,052)	$(16,685)	166%
As a percentage of revenues	2%	1%

Interest expense for the three months ended March 31, 2015 primarily consisted of $25.5 million of interest accrued on our notes. The increase in interest expense for the three months ended March 31, 2015 as compared the three months ended March 31, 2014 was due primarily to the higher aggregate principal balance of interest bearing long-term debt outstanding.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on cash, cash equivalents and short-term investments and foreign exchange gains and losses on foreign currency denominated balances.
Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

	Three Months Ended		Change
	March 31, 2015	March 31, 2014	Q1'15 vs. Q1'14
	(in thousands, except percentages)
Interest and other income (expense)	$(32,293)	$1,401	$(33,694)	(2,405)%
As a percentage of revenues	2%	NM

Interest and other income (expense) decreased for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 due to a $33.7 million foreign exchange loss which resulted primarily from the remeasurement of significant content liabilities denominated in currencies other than functional currencies in our European entities coupled with the strengthening of the U.S. dollar.

Provision for Income Taxes
The effective tax rates for the three months ended March 31, 2015 and 2014 were 38% and 40%, respectively. The effective tax rates for the three months ended March 31, 2015 differed from the federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the California R&D credit. The effective tax rates for the three months ended March 31, 2014 differed from the federal statutory rate primarily due to state taxes, foreign taxes and nondeductible expenses, partially offset by the California R&D credit.
The decrease in our effective tax rates for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 was primarily attributable to lower tax reserves on uncertain tax positions following an IRS Appeals settlement in the fourth quarter of 2014.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments were $2,957.7 million and $1,608.5 million as of March 31, 2015 and December 31, 2014, respectively. Long-term debt was $2,400.0 million and $900.0 million as of March 31, 2015 and December 31, 2014, respectively. In 2015 we issued $1,500.0 million of long-term debt, and in February 2014 we issued $400.0 million of long-term debt. See Note 5 to the consolidated financial statements for additional information.
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
As of March 31, 2015, $175.5 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the amount associated with undistributed earnings for certain foreign subsidiaries.
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
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expense, non-cash stock-based compensation expense and other working capital differences. The excess content payments over expense is variable based on the payment terms of our content agreements and is expected to increase as we enter into more agreements with upfront cash payments, such as original content licenses and production of original content. Working capital differences include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly and deferred revenue is a source of cash flow.
Three months ended March 31, 2015 as compared to the three months ended March 31, 2014

	Three Months Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Net cash (used in) provided by operating activities	$(127,382)	$36,359
Net cash (used in) provided by investing activities	(42,822)	57,639
Net cash provided by financing activities	1,522,434	458,186

Non-GAAP free cash flow reconciliation:
Net cash (used in) provided by operating activities	(127,382)	36,359
Acquisition of DVD content library	(22,906)	(14,914)
Purchases of property and equipment	(13,036)	(13,334)
Other assets	225	295
Non-GAAP free cash flow	$(163,099)	$8,406

Cash used in operating activities increased $163.7 million, primarily due to increased payments for content other than DVD library of $302.7 million or 39%, as well as increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $303.0 million or 24% increase in revenues.
Cash used in investing activities increased $100.5 million, primarily due to a decrease in the proceeds from the sale of short-term investments, net of maturities and purchases of $92.7 million coupled with an $8.0 million increase in acquisition of DVD content library, as more DVDs were obtained through direct purchase than through revenue sharing agreements.
Cash provided by financing activities increased $1,064.2 million primarily due to the $1,482.8 million net proceeds from the issuance of the 5.50% Notes and the 5.875% Notes in the three months ended March 31, 2015 compared to the $393.3 million net proceeds from the issuance of the 5.750% Notes in the three months ended March 31, 2014. This increase was offset by a decrease of $21.5 million in proceeds from issuance of common stock.
Free cash flow was $186.8 million lower than net income for the three months ended March 31, 2015 primarily due to $268.1 million of content cash payments over expense, partially offset by $53.9 million favorable other working capital differences, and $27.4 million of non-cash stock-based compensation expense
Free cash flow was $44.7 million lower than net income for the three months ended March 31, 2014 primarily due to $110.6 million of content cash payments over expense, partially offset by $25.8 million of non-cash stock-based compensation expense and $40.1 million favorable working capital differences.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of March 31, 2015. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of March 31, 2015:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$9,780,262	$4,016,950	$4,634,792	$1,071,291	$57,229
Debt (2)	3,510,125	109,250	270,750	270,750	2,859,375
Lease obligations (3)	232,496	39,029	67,011	38,374	88,082
Other purchase obligations (4)	447,056	215,157	226,613	5,016	270
Total	$13,969,939	$4,380,386	$5,199,166	$1,385,431	$3,004,956

(1)
As of March 31, 2015, streaming content obligations were comprised of $2.4 billion included in "Current content liabilities" and $1.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $5.5 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.

Streaming content obligations increased $0.3 billion from $9.5 billion as of December 31, 2014 to $9.8 billion as of March 31, 2015 primarily due to multi-year commitments primarily associated with the continued expansion of our exclusive and original programming.
A streaming content obligation is incurred at the time we enter into an agreement to obtain future titles. Once a title becomes available, a content liability is generally recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. Traditional film output deals, like the future output deal with Disney, or certain TV series license agreements where the number of seasons to be aired is unknown, are examples of these types of license agreements. The contractual obligations table above does not include any estimated obligation for the unknown future titles, payment for which could range from less than one year to more than five years. However, these unknown obligations are expected to be significant and we believe could include approximately $3 billion to $5 billion over the next three years, with the payments for the vast majority of such amounts expected to occur after the next twelve months. The foregoing range is based on considerable management judgments and the actual amounts may differ. Once we know the title that we will receive and the license fees, we include the amount in the streaming content obligations.

(2)	Long-term debt obligations include our Notes consisting of principal and interest payments, see Note 5 to the consolidated financial statements for further details.

(3)
Lease obligations include lease financing obligations of $9.0 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes and commitments of $223.5 million for facilities under non-cancelable operating leases with various expiration dates through approximately 2025, including commitments of $148.2 million for facilities lease agreements which will commence after the leased buildings have been constructed.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of March 31, 2015, we had gross unrecognized tax benefits of $38.2 million and an additional $0.5 million for gross interest and penalties classified as “Other non-current liabilities” on the Consolidated Balance Sheets. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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

Streaming Content
We license and acquire rights to stream TV shows, movies, and original content to members for unlimited viewing. These rights are for a fixed fee and specific windows of availability. Payment terms for certain content agreements require more upfront cash payments relative to the expense.
We capitalize the fee per title and record a corresponding liability at the gross amount of liabilities when the license period begins, the cost of the title is known and the title is accepted and available for streaming. The portion available for streaming within one year is recognized as “Current content library, net” and the remaining portion as “Non-current content library, net” on the Consolidated Balance Sheets. The acquisition of streaming content rights and the changes in related liabilities are classified within (cash used) provided by in operating activities on the Consolidated Statements of Cash Flows.

We also capitalize costs associated with the production of original content and include these amounts in "Non-current content library, net" on the Consolidated Balance Sheets. Capitalized production costs and other expenses associated with our originals such as participations and residuals have not been material to date.

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
The content library is stated at the lower of unamortized cost or net realizable value. Streaming content (whether capitalized or not) is reviewed in aggregate at the geographic region level for impairment when an event or change in circumstances indicates a change in the expected usefulness of the content. Currently the level of geographic aggregation is determined based on the streaming content rights which are generally specific to a geographic region inclusive of several countries (such as Latin America). Increasingly our streaming content rights include multiple geographies as we aspire to obtain global content rights to support our global expansion. No material write-down from unamortized cost to a lower net realizable value was recorded in any of the periods presented.
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At March 31, 2015, our estimated gross unrecognized tax benefits were $38.2 million of which $31.8 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 8 to the consolidated financial statements for further information regarding income taxes.

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

•
Expected Volatility: Prior to January 1, 2015, our computation of expected volatility was based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock, as low trade volume of our tradable forward call options prior to 2011 precluded sole reliance on implied volatility. Beginning on January 1, 2015, expected volatility is based solely on implied volatility. We believe that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, given consistently high trade volumes of the options, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. An increase/decrease of 10% in our computation of expected volatility would increase/decrease the total stock-based compensation expense by approximately $3.1 million for the three months ended March 31, 2015.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical and estimated option exercise behavior. Prior to January 1, 2015, the Company bifurcated its option grants into two employee groupings (executive and non-executive) to determine the suboptimal exercise factor. Beginning on January 1, 2015, the Company began aggregating employee groupings for its determination of the suboptimal exercise factor as the previous bifurcation into two groupings did not have a material impact on the fair value of the options granted. An increase/decrease in the suboptimal exercise factor of 10% would increase/decrease the total stock-based compensation expense by approximately $0.7 million for the three months ended March 31, 2015.

Recent Accounting Pronouncements

The information set forth under Note 1 to the consolidated financial statements under the caption “Basis of Presentation and Summary of Significant Accounting Policies” is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2014. Our exposure to market risk has not changed significantly since December 31, 2014.
Foreign Currency Risk
International revenues and cost of revenues account for 26% and 36%, respectively of consolidated amounts. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related these currencies, which are primarily the euro, the British pound, the Canadian dollar, and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. In the first quarter of 2015, we believe our international revenues would have been approximately $48 million higher and our international contribution loss would have been approximately $15 million lower had foreign currency exchange rates been consistent with those in the first quarter of 2014.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the first quarter of 2015, we recognized a $33.7 million foreign exchange loss which resulted primarily from the remeasurment of significant content liabilities denominated in currencies other than functional currencies in our European entities coupled with the strengthening of the U.S. dollar.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 9 in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Item 6.	Exhibits
(a) Exhibits:

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013

4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015

4.5	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.4†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	001-35727	10.7	January 31, 2013

10.5	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014

10.6†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014

10.7	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015

10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015

10.9	Purchase Agreement between Morgan Stanley & Co. LLC, as representative of several initial purchasers, and Netflix, Inc. dated February 2, 2015					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on April 17, 2015, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014 (iii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 and (v) the Notes to the Consolidated Financial Statements.
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

NETFLIX, INC.
Dated: April 17, 2015	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: April 17, 2015	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.1	August 2, 2004

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013

4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.4†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	001-35727	10.7	February 1, 2013

10.5	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014

10.6†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014

10.7	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015

10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015

10.9	Purchase Agreement between Morgan Stanley & Co. LLC, as representative of several initial purchasers, and Netflix, Inc. dated February 2, 2015					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on April 17, 2015, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2015 and 2014 (iii) Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.