Form 10-Q
period 2015-06-30
NETFLIX INC
filed 2015-07-17
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2015, there were 426,004,831 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Revenues	$1,644,694	$1,340,407	$3,217,823	$2,610,496
Cost of revenues	1,121,752	914,848	2,168,153	1,784,034
Marketing	197,140	120,763	391,817	257,861
Technology and development	155,061	115,182	298,167	225,492
General and administrative	95,906	60,014	187,395	115,914
Operating income	74,835	129,600	172,291	227,195
Other income (expense):
Interest expense	(35,217)	(13,328)	(61,954)	(23,380)
Interest and other income (expense)	872	1,100	(31,421)	2,501
Income before income taxes	40,490	117,372	78,916	206,316
Provision for income taxes	14,155	46,354	28,885	82,183
Net income	$26,335	$71,018	$50,031	$124,133
Earnings per share:
Basic	$0.06	$0.17	$0.12	$0.30
Diluted	$0.06	$0.16	$0.12	$0.29
Weighted-average common shares outstanding:
Basic	425,340	419,974	424,486	419,349
Diluted	436,097	431,441	434,958	431,141

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net income	$26,335	$71,018	$50,031	$124,133
Other comprehensive income (loss):
Foreign currency translation adjustments	5,560	1,918	(33,930)	2,379
Change in unrealized gains on available-for-sale securities, net of tax of $25, $51, $158 and $342, respectively	(526)	81	256	548
Total other comprehensive (loss) income	5,034	1,999	(33,674)	2,927
Comprehensive income	$31,369	$73,017	$16,357	$127,060

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Cash flows from operating activities:
Net income	$26,335	$71,018	$50,031	$124,133
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Additions to streaming content library	(1,273,677)	(813,314)	(2,885,602)	(1,562,713)
Change in streaming content liabilities	191,154	78,359	817,479	120,603
Amortization of streaming content library	822,600	639,037	1,572,118	1,239,772
Amortization of DVD content library	20,813	16,923	41,998	33,044
Depreciation and amortization of property, equipment and intangibles	15,581	12,977	30,748	25,359
Stock-based compensation expense	28,590	29,285	56,031	55,110
Excess tax benefits from stock-based compensation	(39,427)	(14,628)	(68,428)	(47,360)
Other non-cash items	6,682	3,251	12,988	5,447
Deferred taxes	(4,232)	(16,569)	(41,274)	(29,672)
Changes in operating assets and liabilities:
Other current assets	(39,614)	(20,685)	(16,505)	14,381
Accounts payable	6,447	(3,086)	(4,178)	19,726
Accrued expenses	41,624	59,008	77,546	58,566
Deferred revenue	16,414	11,315	27,168	25,563
Other non-current assets and liabilities	(633)	3,133	21,155	10,424
Net cash (used in) provided by operating activities	(181,343)	56,024	(308,725)	92,383
Cash flows from investing activities:
Acquisition of DVD content library	(19,786)	(20,981)	(42,692)	(35,895)
Purchases of property and equipment	(27,538)	(19,869)	(40,574)	(33,203)
Other assets	(639)	1,129	(414)	1,424
Purchases of short-term investments	(67,949)	(170,908)	(158,889)	(231,454)
Proceeds from sale of short-term investments	48,412	89,662	100,360	232,710
Proceeds from maturities of short-term investments	19,170	92,014	51,057	95,104
Net cash (used in) provided by investing activities	(48,330)	(28,953)	(91,152)	28,686
Cash flows from financing activities:
Proceeds from issuance of common stock	23,804	14,469	34,720	46,917
Proceeds from issuance of debt	—	—	1,500,000	400,000
Issuance costs	(397)	(353)	(17,629)	(7,080)
Excess tax benefits from stock-based compensation	39,427	14,628	68,428	47,360
Principal payments of lease financing obligations	(287)	(271)	(538)	(538)
Net cash provided by financing activities	62,547	28,473	1,584,981	486,659
Effect of exchange rate changes on cash and cash equivalents	6,221	1,250	(4,840)	1,551
Net (decrease) increase in cash and cash equivalents	(160,905)	56,794	1,180,264	609,279
Cash and cash equivalents, beginning of period	2,454,777	1,157,450	1,113,608	604,965
Cash and cash equivalents, end of period	$2,293,872	$1,214,244	$2,293,872	$1,214,244

Supplemental disclosure of non-cash investing activities:
Increase in accounts payable related to purchases of property and equipment	$13,713	$5,528	$12,152	$5,792
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,293,872	$1,113,608
Short-term investments	502,886	494,888
Current content library, net	2,510,946	2,125,702
Other current assets	292,806	206,271
Total current assets	5,600,510	3,940,469
Non-current content library, net	3,640,767	2,773,326
Property and equipment, net	171,396	149,875
Other non-current assets	242,188	192,981
Total assets	$9,654,861	$7,056,651
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$2,556,180	$2,117,241
Accounts payable	211,729	201,581
Accrued expenses	150,406	69,746
Deferred revenue	301,754	274,586
Total current liabilities	3,220,069	2,663,154
Non-current content liabilities	1,942,624	1,575,832
Long-term debt	2,400,000	900,000
Other non-current liabilities	60,093	59,957
Total liabilities	7,622,786	5,198,943
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 and 160,000,000 shares authorized at June 30, 2015 and December 31, 2014, respectively; 426,004,831 and 422,910,887 issued and outstanding at June 30, 2015 and December 31, 2014, respectively	1,200,880	1,042,870
Accumulated other comprehensive loss	(38,120)	(4,446)
Retained earnings	869,315	819,284
Total stockholders’ equity	2,032,075	1,857,708
Total liabilities and stockholders’ equity	$9,654,861	$7,056,651

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
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD. The majority of the Company’s revenues are generated in the United States, and substantially all of the Company’s long-lived tangible assets are held in the United States. The Company’s revenues are derived from monthly membership fees.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Prior to January 1, 2015, the functional currency of certain of the Company's European entities was the British pound. The Company changed the functional currency of these entities to the euro effective January 1, 2015 following the redomiciliation of the European headquarters and the launch of the Netflix service in several significant European countries. The change in functional currency was applied prospectively from January 1, 2015. Monetary assets and liabilities have been remeasured to the euro at current exchange rates. Non-monetary assets and liabilities have been remeasured to the euro using the exchange rate effective for the period in which the balance arose. As a result of this change of functional currency, the Company recorded a $21.8 million cumulative translation adjustment included in other comprehensive loss for the six months ended June 30, 2015.
On July 14, 2015, the Company completed a seven-for-one stock split in the form of a stock dividend. References made to outstanding shares or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this seven-for-one stock split. The number of authorized shares as reflected on the Consolidated Balance Sheet were not affected by the stock split and accordingly have not been adjusted. See Notes 2 and 6 for additional information.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt ASU 2015-03 on January 1, 2016, at which time the Company will reclassify approximately $30 million of debt issuance costs associated with the Company's long-term debt from other noncurrent assets to long-term debt. A reclassification will also be applied retrospectively to each prior period presented.
In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. It is effective for annual periods beginning after December 15, 2015. Early adoption is permitted. The amendment may be adopted either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company has elected to early adopt the ASU in the third quarter of 2015 and will apply the guidance prospectively to all future arrangements. The Company does not expect the impact of the adoption of the ASU to be material to its consolidated financial statements.

2. Earnings Per Share
In June 2015, the Company's Board of Directors declared a seven-for-one stock split in the form of a stock dividend that was paid on July 14, 2015 to all shareholders of record as of July 2, 2015 ("Stock Split").
Outstanding share and per-share amounts disclosed as of June 30, 2015 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the Stock Split.
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of incremental shares issuable upon the assumed exercise of stock options. The computation of earnings per share, as adjusted to reflect the effects of the Stock Split, are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands, except per share data)
Basic earnings per share:
Net income	$26,335	$71,018	$50,031	$124,133
Shares used in computation:
Weighted-average common shares outstanding	425,340	419,974	424,486	419,349
Basic earnings per share	$0.06	$0.17	$0.12	$0.30

Diluted earnings per share:
Net income	$26,335	$71,018	$50,031	$124,133
Shares used in computation:
Weighted-average common shares outstanding	425,340	419,974	424,486	419,349
Employee stock options	10,757	11,467	10,472	11,792
Weighted-average number of shares	436,097	431,441	434,958	431,141
Diluted earnings per share	$0.06	$0.16	$0.12	$0.29

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation, as adjusted to reflect the effects of the Stock Split:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Employee stock options	80	693	938	490

3. Short-term Investments
The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on preservation of capital, liquidity and return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables summarize, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets:

	As of June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$2,193,203	$—	$—	$2,193,203
Level 1 securities:
Money market funds	105,603	—	—	105,603
Level 2 securities:
Corporate debt securities	271,569	419	(130)	271,858
Government securities	197,919	364	(7)	198,276
Certificate of deposits and commercial paper	6,100	—	—	6,100
Agency securities	26,621	31	—	26,652
Total	$2,801,015	$814	$(137)	$2,801,692

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$1,007,543	$—	$—	$1,007,543
Level 1 securities:
Money market funds	111,759	—	—	111,759
Level 2 securities:
Corporate debt securities	295,500	432	(199)	295,733
Government securities	168,749	120	(95)	168,774
Asset and mortgage-backed securities	112	—	—	112
Certificate of deposits	3,600	—	—	3,600
Agency securities	26,665	5	(1)	26,669
Total	$1,613,928	$557	$(295)	$1,614,190

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$2,293,872	$1,113,608
Short-term investments	502,886	494,888
Other non-current assets (1)	4,934	5,694
Total	$2,801,692	$1,614,190

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

There were no investments in a material unrealized loss position as of June 30, 2015 or December 31, 2014. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three or six months ended June 30, 2015 and 2014. In addition, there were no material gross realized gains or losses in the three or six months ended June 30, 2015 and 2014.
The estimated fair value of short-term investments by contractual maturity as of June 30, 2015 is as follows:

(in thousands)
Due within one year	$172,268
Due after one year and through five years	330,618
Total short-term investments	$502,886

4. Balance Sheet Components
Content Library
Content library consisted of the following:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Total content library, gross	$10,253,672	$8,497,403
Accumulated amortization	(4,101,959)	(3,598,375)
Total content library, net	6,151,713	4,899,028
Current content library, net	2,510,946	2,125,702
Non-current content library, net	$3,640,767	$2,773,326

Content library includes costs capitalized for licensed streaming content, for production of original content and for DVD content.
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	June 30, 2015	December 31, 2014	Estimated Useful Lives
	(in thousands)
Information technology assets	$185,943	$189,274	3 years
Furniture and fixtures	25,825	25,758	3 years
Building	40,681	40,681	30 years
Leasehold improvements	61,453	57,339	Over life of lease
DVD operations equipment	89,132	89,144	5 years
Capital work-in-progress	50,135	12,495
Property and equipment, gross	453,169	414,691
Less: Accumulated depreciation	(281,773)	(264,816)
Property and equipment, net	$171,396	$149,875

Capital work-in-progress as of June 30, 2015 consists primarily of $41.5 million of leasehold improvements and furniture for the Company's headquarters expansion not yet placed into service.

5. Long-term Debt

As of June 30, 2015, the Company had aggregate outstanding principal of $2.4 billion in long-term notes with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.

The following table provides a summary of the Company's long-term debt as of June 30, 2015 and December 31, 2014:

					Level 2 Fair Value (1) as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Due Dates	June 30, 2015	December 31, 2014
	(in millions)				(in millions)
5.375% Senior Notes	$500.0	February 2013	2021	February 1 and August 1	$518.8	$520.0
5.750% Senior Notes	400.0	February 2014	2024	March 1 and September 1	411.0	416.0
5.50% Senior Notes (2)	700.0	February 2015	2022	April 15 and October 15	722.8	—
5.875% Senior Notes (2)	800.0	February 2015	2025	April 15 and October 15	828.1	—

(1) Based on quoted market prices in less active markets.

(2)
The net proceeds to the Company for the 5.50% and 5.875% Senior Notes issued in the first quarter of 2015 were an aggregate $1,482.4 million. Debt issuance costs of $17.6 million were recorded in "Other non-current assets" on the Consolidated Balance Sheets and are amortized over the term of the notes as "Interest expense" on the Consolidated Statements of Operations.

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of June 30, 2015 and December 31, 2014, the Company was in compliance with all related covenants.

6. Stockholders’ Equity

Stock Split
In March 2015, the Company's Board of Directors adopted an amendment to the Company's Certificate of Incorporation, to increase the number of shares of capital stock the Company is authorized to issue from 170,000,000 (160,000,000 shares of common stock and 10,000,000 shares of preferred stock), par value $0.001 to 5,000,000,000 (4,990,000,000 shares of common stock and 10,000,000 shares of preferred stock), par value $0.001. This amendment to the Company's certificate of incorporation was approved by the Company's stockholders at the 2015 Annual Meeting held on June 9, 2015.
On June 23, 2015, the Company's Board of Directors declared a seven-for-one stock split in the form of a stock dividend that was paid on July 14, 2015 to all shareholders of record as of July 2, 2015. Outstanding share and per-share amounts disclosed as of June 30, 2015 and for all other comparative periods presented have been retroactively adjusted to reflect the effects of the Stock Split.
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of June 30, 2015, 18.1 million shares, as adjusted for the Stock Split, were reserved for future grants under the 2011 Stock Plan.

A summary of the activities related to the Company’s stock option plans, as adjusted for the Stock Split, is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances as of December 31, 2014	20,025,208	22,845,417	$21.65
Granted	(1,916,299)	1,916,299	66.07
Exercised		(3,093,944)	11.01
Balances as of June 30, 2015	18,108,909	21,667,772	$27.09	6.40	$1,446,423
Vested and exercisable as of June 30, 2015		21,667,772	$27.09	6.40	$1,446,423

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the second quarter of 2015. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
	(in thousands)
Total intrinsic value of options exercised	$114,783	$46,179	$195,621	$147,720
Cash received from options exercised	$23,804	$14,469	$34,720	$46,917
Stock-based Compensation
The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model and the valuation data, as adjusted for the Stock Split:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Dividend yield	—%	—%	—%	—%
Expected volatility	36%	45%	36%	45% - 48%
Risk-free interest rate	2.05%	2.66%	2.03% - 2.05%	2.66% - 2.83%
Suboptimal exercise factor	2.47	2.66 - 4.20	2.47 -2.48	2.66 - 4.20
Valuation data:
Weighted-average fair value (per share)	$32.52	$28.13	$29.24	$29.69
Total stock-based compensation expense (in thousands)	$28,590	$29,285	$56,031	$55,110
Total income tax benefit related to stock options (in thousands)	$10,796	$11,225	$21,188	$21,124

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

7. Accumulated Other Comprehensive Loss

The following table summarizes the changes in the accumulated balance of other comprehensive loss, net of tax, for the three and six months ended June 30, 2015:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of March 31, 2015	$(44,105)	$951	$(43,154)
Other comprehensive (loss) income before reclassifications	5,560	(413)	5,147
Amounts reclassified from accumulated other comprehensive loss	—	(113)	(113)
Net increase (decrease) in other comprehensive (loss) income	5,560	(526)	5,034
Balance as of June 30, 2015	$(38,545)	$425	$(38,120)

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of December 31, 2014	$(4,615)	$169	$(4,446)
Other comprehensive (loss) income before reclassifications	(33,930)	433	(33,497)
Amounts reclassified from accumulated other comprehensive loss	—	(177)	(177)
Net increase (decrease) in other comprehensive (loss) income	(33,930)	256	(33,674)
Balance as of June 30, 2015	$(38,545)	$425	$(38,120)
As discussed in Note 1, other comprehensive loss for the six months ended June 30, 2015 includes the impact of the change in functional currency for certain of the Company's European entities.

All amounts reclassified from accumulated other comprehensive loss were related to realized gains on available-for-sale securities. These reclassifications impacted "Interest and other income (expense)" on the Consolidated Statements of Operations.

8. Income Taxes
The effective tax rates for the three months ended June 30, 2015 and 2014 were 35% and 39%, respectively. The effective tax rates for the six months ended June 30, 2015 and 2014 were 37% and 40%, respectively. The effective tax rates for the three and six months ended June 30, 2015 and 2014 differed from the federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the California R&D credit.
The decrease in the Company's effective tax rates for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 was primarily attributable to lower tax reserves on uncertain tax positions following an IRS Appeals settlement in the fourth quarter of 2014.
Gross unrecognized tax benefits were $38.1 million and $34.8 million as of June 30, 2015 and December 31, 2014, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $31.5 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are classified as “Other non-current liabilities” on the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations. As of June 30, 2015, the total amount of gross interest and penalties accrued was $0.4 million, and is classified as “Other non-current liabilities” on the Consolidated Balance Sheets.
Deferred tax assets include $15.8 million and $13.4 million classified as “Other current assets” and $145.7 million and $106.9 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of June 30, 2015 and December 31, 2014, it was considered more likely than not that all deferred tax assets would be realized.
Income tax benefits attributable to the exercise of employee stock options of $39.1 million and $14.6 million, during the three months ended June 30, 2015 and 2014, respectively. Income tax benefits attributable to the exercise of employee stock options of $67.9 million and $47.1 million, during the six months ended June 30, 2015 and 2014, respectively. These benefits were recorded directly to "Additional paid-in capital" on the Consolidated Balance Sheets.
The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2010 through 2013. The Company is also currently under examination by the state of California for the years 2006 and 2007. California has completed its Field Exam of the 2006 and 2007 California tax returns and has issued a Notice of Proposed Assessment primarily related to the Company's R&D Credits claimed in those years. The Company has filed a protest against the proposed assessment and is currently in the midst of the Franchise Tax Board Protest process. The years 1997 through 2005, as well as 2008 through 2013 remain subject to examination by the state of California. The Company has no significant foreign jurisdiction audits underway. The years 2011 through 2014 remain subject to examination by foreign jurisdictions. Given the potential outcome of the current examinations, as well as the impact of the current examination on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, at this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

9. Commitments and Contingencies

Streaming Content
As of June 30, 2015, the Company had $10.1 billion of obligations comprised of $2.5 billion included in "Current content liabilities" and $1.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $5.7 billion of obligations that are not reflected on the Consolidated Balance Sheets.
As of December 31, 2014, the Company had $9.5 billion of obligations comprised of $2.1 billion included in "Current content liabilities" and $1.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $5.8 billion of obligations that are not reflected on the Consolidated Balance Sheets.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
Less than one year	$4,271,285	$3,747,648
Due after one year and through three years	4,791,033	4,495,103
Due after three years and through five years	961,784	1,164,308
Due after five years	49,307	44,053
Total streaming content obligations	$10,073,409	$9,451,112

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
The Company's long-lived tangible assets were located as follows:

	As of
	June 30, 2015	December 31, 2014
	(in thousands)
United States	$160,135	$138,704
International	11,261	11,171
The following table represents segment information for the quarter ended June 30, 2015:

	As of/ Three Months Ended June 30, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	42,300	23,251	5,314	—
Revenues	$1,025,913	$454,763	$164,018	$1,644,694
Cost of revenues	612,691	422,966	86,095	1,121,752
Marketing	73,427	123,713	—	197,140
Contribution profit (loss)	$339,795	$(91,916)	$77,923	$325,802
Other operating expenses				250,967
Operating income				74,835
Other income (expense)				(34,345)
Provision for income taxes				14,155
Net income				$26,335

	As of/ Six Months Ended June 30, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	42,300	23,251	5,314	—
Revenues	$2,010,445	$870,160	$337,218	$3,217,823
Cost of revenues	1,195,220	798,244	174,689	2,168,153
Marketing	162,978	228,839	—	391,817
Contribution profit (loss)	$652,247	$(156,923)	$162,529	$657,853
Other operating expenses				485,562
Operating income				172,291
Other income (expense)				(93,375)
Provision for income taxes				28,885
Net income				$50,031

The following table represents segment information for the quarter ended June 30, 2014:

	As of/ Three Months Ended June 30, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	36,244	13,801	6,261	—
Revenues	$838,225	$307,461	$194,721	$1,340,407
Cost of revenues	546,223	266,697	101,928	914,848
Marketing	64,727	56,036	—	120,763
Contribution profit (loss)	$227,275	$(15,272)	$92,793	$304,796
Other operating expenses				175,196
Operating income				129,600
Other income (expense)				(12,228)
Provision for income taxes				46,354
Net income				$71,018

	As of/ Six Months Ended June 30, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	36,244	13,801	6,261	—
Revenues	$1,636,842	$574,579	$399,075	$2,610,496
Cost of revenues	1,063,317	511,964	208,753	1,784,034
Marketing	144,985	112,876	—	257,861
Contribution profit (loss)	$428,540	$(50,261)	$190,322	$568,601
Other operating expenses				341,406
Operating income				227,195
Other income (expense)				(20,879)
Provision for income taxes				82,183
Net income				$124,133

The following table represents the amortization of the content library:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Three months ended June 30,
2015	$462,228	$360,372	$20,813	$843,413
2014	409,896	229,141	16,923	655,960
Six months ended June 30,
2015	894,217	677,901	41,998	1,614,116
2014	796,211	443,561	33,044	1,272,816
The following table represents total content library, net:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
As of June 30, 2015	$4,213,101	$1,910,847	$27,765	$6,151,713
As of December 31, 2014	3,476,226	1,392,701	30,101	4,899,028

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the impact of, and the Company’s response to, new accounting standards; pricing; dividends; impact of foreign currency; investments in marketing and content, including original content; international expansion and investments related thereto; cash use in connection with content acquisitions and licensing and international expansion; contribution margin and free cash flow trends; deferred tax assets; accessing and obtaining additional capital and future contractual obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on January 29, 2015, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading Internet television network with over 65 million memberships in over 50 countries enjoying more than 100 million hours of TV shows and movies per day, including original series, documentaries and feature films. Members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
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

Results of Operations

The following represents our consolidated performance highlights:

	Three Months Ended		Change
	June 30, 2015	June 30, 2014	Q2'15 vs. Q2'14
	(in thousands, except percentages)
Global streaming memberships	65,551	50,045	31%
Revenues	$1,644,694	$1,340,407	23%
Operating income	74,835	129,600	(42)%
Net income	26,335	71,018	(63)%

Consolidated revenues for the three months ended June 30, 2015 increased $304.3 million as compared to the three months ended June 30, 2014 due to growth in global streaming memberships, partially offset by the impacts of foreign currency exchange rate fluctuations. Cost of revenues and operating expenses increased due to increased expenses relating to our streaming content as well as to our international expansion. Net income decreased $44.7 million in the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 as a result of the decrease in operating income and a $21.9 million increase in interest expense primarily related to our additional debt issued in February 2015.

We offer three types of streaming membership plans. In the U.S. our basic plan is priced at $7.99 per month and includes access to standard definition quality streaming on a single screen at a time. Our most popular streaming plan, which includes access to high definition quality streaming on two screens concurrently, is priced at $8.99 per month for memberships which commenced after the second quarter of 2014 when we had increased the membership fee from $7.99 per month. Existing memberships were grandfathered in at $7.99 for two years, as long as they remain a member. Our premium plan, which we introduced in the second quarter of 2013, is priced at $11.99 per month and includes access to high definition and ultra-high definition quality content on four screens concurrently. Internationally, pricing for the three types of membership plans is structured similarly to the U.S. and ranges from the U.S. dollar equivalent of approximately $5.00 per month to $19.00 per month. We expect that from time to time the prices of our membership plans may change.

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

•
We have demonstrated our ability to grow domestic streaming contribution margin as evidenced by the increase in contribution margin from 12% when we first began separately reporting Domestic streaming results in the fourth quarter of 2011 to 33% in the second quarter of 2015. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment. Investments in content and marketing associated with the International streaming segment will continue to fluctuate dependent upon the number of international territories in which our streaming service is offered and the timing of the launch of new territories.

Domestic Streaming Segment
Three months ended June 30, 2015 as compared to the three months ended June 30, 2014

	As of/ Three Months Ended		Change
	June 30, 2015	June 30, 2014	Q2'15 vs. Q2'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	903	570	333	58%
Memberships at end of period	42,300	36,244	6,056	17%
Paid memberships at end of period	41,057	35,085	5,972	17%
Average monthly revenue per paying membership	$8.41	$8.04	$0.37	5%

Contribution profit:
Revenues	$1,025,913	$838,225	$187,688	22%
Cost of revenues	612,691	546,223	66,468	12%
Marketing	73,427	64,727	8,700	13%
Contribution profit	339,795	227,275	112,520	50%
Contribution margin	33%	27%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content. The increase in our domestic streaming revenues was primarily due to the 17% growth in the average number of paid memberships, as well as the 5% increase in average monthly revenue per paying membership resulting from our price increase and introduction of higher priced plans. Our two-screen high-definition plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $54.3 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, streaming delivery expenses increased by $5.1 million and other costs, such as payment processing fees and customer service call centers, increased $7.1 million due to our growing member base.
Domestic marketing expenses increased primarily due to an increase in advertising and public relations spending.
Our Domestic streaming segment had a contribution margin of 33% for the three months ended June 30, 2015, which increased as compared to the contribution margin of 27% for the three months ended June 30, 2014 due to growth in paid memberships and revenue which continued to outpace content and marketing spending.

Six months ended June 30, 2015 as compared to the six months ended June 30, 2014

	As of/ Six Months Ended		Change
	June 30, 2015	June 30, 2014	YTD'15 vs. YTD'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	3,186	2,824	362	13%
Memberships at end of period	42,300	36,244	6,056	17%
Paid memberships at end of period	41,057	35,085	5,972	17%
Average monthly revenue per paying membership	$8.41	$8.05	$0.36	4%

Contribution profit:
Revenues	$2,010,445	$1,636,842	$373,603	23%
Cost of revenues	1,195,220	1,063,317	131,903	12%
Marketing	162,978	144,985	17,993	12%
Contribution profit	652,247	428,540	223,707	52%
Contribution margin	32%	26%

The increase in our domestic streaming revenues was primarily due to the 18% growth in the average number of paid memberships, as well as the 4% increase in average monthly revenue per paying membership resulting from our price increase and introduction of higher priced plans.
The increase in domestic streaming cost of revenues was primarily due to a $103.5 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, streaming delivery expenses increased by $13.6 million and other costs, such as payment processing fees and customer service call centers, increased $14.8 million due to our growing member base.
Domestic marketing expenses increased primarily due to an increase in advertising and public relations spending.
Our Domestic streaming segment had a contribution margin of 32% for the six months ended June 30, 2015, which increased as compared to the contribution margin of 26% for the six months ended June 30, 2014 due to growth in paid memberships and revenue which continued to outpace content and marketing spending.

International Streaming Segment
Three months ended June 30, 2015 as compared to the three months ended June 30, 2014

	As of /Three Months Ended		Change
	June 30, 2015	June 30, 2014	Q2'15 vs. Q2'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	2,374	1,118	1,256	112%
Memberships at end of period	23,251	13,801	9,450	68%
Paid memberships at end of period	21,649	12,907	8,742	68%
Average monthly revenue per paying membership	$7.40	$8.31	$(0.91)	(11)%

Contribution profit (loss):
Revenues	$454,763	$307,461	$147,302	48%
Cost of revenues	422,966	266,697	156,269	59%
Marketing	123,713	56,036	67,677	121%
Contribution loss	(91,916)	(15,272)	(76,644)	502%
Contribution margin	(20)%	(5)%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content. We launched our streaming service in Canada in September 2010 and have continuously expanded our services internationally with launches in Latin America in September 2011, the U.K. and Ireland in January 2012, Finland, Denmark, Sweden and Norway in October 2012, the Netherlands in September 2013, and Germany, Austria, Switzerland, France, Belgium and Luxembourg in September 2014. In the first quarter of 2015, we launched our service in Australia and New Zealand. Later this year, in keeping with our global strategy, we expect to launch in additional markets, including Japan, Spain, Portugal and Italy.
The increase in our international revenues was due to the 66% growth in the average number of paid international memberships offset partially by an 11% decrease in average monthly revenue per paying membership. The decrease in average monthly revenue per paying membership was due to the impact of exchange rate fluctuations and to a lesser extent the impact of absorbing higher VAT rates across our European markets beginning January 1, 2015. These decreases were partially offset by the price increase on our most popular streaming plan and the introduction of the premium plan in 2014. We believe international revenues would have been approximately $83 million higher if foreign exchange rates had remained consistent with the foreign exchange rates from the second quarter of 2014. Average paid international streaming memberships account for 33% of global average paid streaming memberships as of June 30, 2015, as compared to 26% of global average paid streaming memberships as of June 30, 2014.
The increase in international cost of revenues was primarily due to a $134.8 million increase in content expenses relating to existing and new streaming content, including streaming content for territories launched in the last twelve months as well as more exclusive and original programming. Other costs increased $21.5 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base. The increases in content and other costs were partially offset by a decrease resulting from exchange rate fluctuations.
International marketing expenses for the three months ended June 30, 2015 increased as compared to the three months ended June 30, 2014 mainly due to expenses for territories launched in the last twelve months.

International contribution losses increased for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014, due to increased spending for our international expansion and due to the impact of foreign currency exchange rate fluctuations. Had foreign exchange rates remained consistent with foreign exchange rates from the second quarter of 2014, we believe international contribution losses would have been approximately $27 million lower in the second quarter of 2015. Our International streaming segment does not benefit from the established member base that exists for the Domestic streaming segment. Therefore our investments in streaming content and marketing programs which drive membership growth and viewing in our International markets have been significant and are larger initially relative to revenues, in particular as new territories are launched.

Six months ended June 30, 2015 as compared to the six months ended June 30, 2014

	As of /Six Months Ended		Change
	June 30, 2015	June 30, 2014	YTD'15 vs. YTD'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	4,974	2,871	2,103	73%
Memberships at end of period	23,251	13,801	9,450	68%
Paid memberships at end of period	21,649	12,907	8,742	68%
Average monthly revenue per paying membership	$7.53	$8.30	$(0.77)	(9)%

Contribution profit (loss):
Revenues	$870,160	$574,579	$295,581	51%
Cost of revenues	798,244	511,964	286,280	56%
Marketing	228,839	112,876	115,963	103%
Contribution loss	(156,923)	(50,261)	(106,662)	212%
Contribution margin	(18)%	(9)%
The increase in our international revenues was due to the 67% growth in the average number of paid international memberships offset partially by a 9% decrease in average monthly revenue per paying membership. The decrease in average monthly revenue per paying membership was due to the impact of exchange rate fluctuations and to a lesser extent the impact of absorbing higher VAT rates across our European markets beginning January 1, 2015. These decreases were partially offset by the price increase on our most popular streaming plan and the introduction of the premium plan in 2014. We believe international revenues would have been approximately $129 million higher in the first half of 2015 if foreign exchange rates had remained consistent with the foreign exchange rates from the first half of 2014.
The increase in international cost of revenues was primarily due to a $242.8 million increase in content expenses relating to expenses for territories launched in the last twelve months, coupled with existing and new streaming content, including more exclusive and original programming. Other costs increased $43.5 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base. The increases in content and other costs were partially offset by a decrease resulting from exchange rate fluctuations.
International marketing expenses for the six months ended June 30, 2015 increased as compared to the six months ended June 30, 2014 mainly due to expenses for territories launched in the last twelve months.
International contribution losses increased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014, due to our increased spending for our international expansion and due to the impact of foreign currency exchange rate fluctuations. Had foreign exchange rates remained consistent with foreign exchange rates from the first half of 2014, we believe international contribution losses would have been approximately $42 million lower in the first half of 2015.

Domestic DVD Segment
Three months ended June 30, 2015 as compared to the three months ended June 30, 2014

	As of/ Three Months Ended		Change
	June 30, 2015	June 30, 2014	Q2'15 vs. Q2'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(250)	(391)	(141)	(36)%
Memberships at end of period	5,314	6,261	(947)	(15)%
Paid memberships at end of period	5,219	6,167	(948)	(15)%
Average monthly revenue per paying membership	$10.23	$10.24	$(0.01)	—%

Contribution profit:
Revenues	$164,018	$194,721	$(30,703)	(16)%
Cost of revenues	86,095	101,928	(15,833)	(16)%
Contribution profit	77,923	92,793	(14,870)	(16)%
Contribution margin	48%	48%

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
The decrease in domestic DVD cost of revenues was primarily due to a $3.9 million decrease in content expenses and a $9.7 million decrease in delivery expenses resulting from a 20% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships coupled with a decrease in usage by these members. Other costs, primarily those associated with processing and customer service expenses, decreased $2.2 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment contribution margin was flat for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Six months ended June 30, 2015 as compared to the six months ended June 30, 2014

	As of/ Six Months Ended		Change
	June 30, 2015	June 30, 2014	YTD'15 vs. YTD'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(453)	(669)	(216)	(32)%
Memberships at end of period	5,314	6,261	(947)	(15)%
Paid memberships at end of period	5,219	6,167	(948)	(15)%
Average monthly revenue per paying membership	$10.30	$10.25	$0.05	—%

Contribution profit:
Revenues	$337,218	$399,075	$(61,857)	(16)%
Cost of revenues	174,689	208,753	(34,064)	(16)%
Contribution profit	162,529	190,322	(27,793)	(15)%
Contribution margin	48%	48%
The decrease in our domestic DVD revenues was due to a 16% decrease in the average number of paid memberships.
The decrease in domestic DVD cost of revenues was primarily due to a $6.3 million decrease in content expenses and a $21.7 million decrease in delivery expenses resulting from a 22% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships coupled with a decrease in usage by these members. Other costs, primarily those associated with processing and customer service expenses, decreased $6.1 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment contribution margin was flat for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.

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
Three months ended June 30, 2015 as compared to the three months ended June 30, 2014

	Three Months Ended		Change
	June 30, 2015	June 30, 2014	Q2'15 vs. Q2'14
	(in thousands, except percentages)
Technology and development	$155,061	$115,182	$39,879	35%
As a percentage of revenues	9%	9%

The increase in technology and development expenses was primarily due to a $31.2 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for our existing employees and a 19% growth in average headcount supporting continued improvements in our streaming service and our international expansion.

Six months ended June 30, 2015 as compared to the six months ended June 30, 2014

	Six Months Ended		Change
	June 30, 2015	June 30, 2014	YTD'15 vs. YTD'14
	(in thousands, except percentages)
Technology and development	$298,167	$225,492	72,675	32%
As a percentage of revenues	9%	9%

The increase in technology and development expenses was primarily due to a $58.1 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for our existing employees and an 18% growth in average headcount supporting continued improvements in our streaming service and our international expansion.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses.
Three months ended June 30, 2015 as compared to the three months ended June 30, 2014

	Three Months Ended		Change
	June 30, 2015	June 30, 2014	Q2'15 vs. Q2'14
	(in thousands, except percentages)
General and administrative	$95,906	$60,014	$35,892	60%
As a percentage of revenues	6%	4%

General and administrative expenses increased primarily due to a $29.5 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 55% increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees.

Six months ended June 30, 2015 as compared to the six months ended June 30, 2014

	Six Months Ended		Change
	June 30, 2015	June 30, 2014	YTD'15 vs. YTD'14
	(in thousands, except percentages)
General and administrative	$187,395	$115,914	71,481	62%
As a percentage of revenues	6%	4%

General and administrative expenses increased primarily due to a $57.0 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 54% increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees.
Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.
Three months ended June 30, 2015 as compared to the three months ended June 30, 2014

	Three Months Ended		Change
	June 30, 2015	June 30, 2014	Q2'15 vs. Q2'14
	(in thousands, except percentages)
Interest expense	$(35,217)	$(13,328)	$(21,889)	164%
As a percentage of revenues	2%	1%

Six months ended June 30, 2015 as compared to the six months ended June 30, 2014

	Six Months Ended		Change
	June 30, 2015	June 30, 2014	YTD'15 vs. YTD'14
	(in thousands, except percentages)
Interest expense	$(61,954)	$(23,380)	(38,574)	165%
As a percentage of revenues	2%	1%

Interest expense primarily consisted of interest on our notes of $33.8 million for the three months ended June 30, 2015 and $59.4 million for the six months ended June 30, 2015. The increase in interest expense for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 was primarily due to the higher aggregate principal of interest bearing notes outstanding.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on cash, cash equivalents and short-term investments and foreign exchange gains and losses on foreign currency denominated balances.
Three months ended June 30, 2015 as compared to the three months ended June 30, 2014

	Three Months Ended		Change
	June 30, 2015	June 30, 2014	Q2'15 vs. Q2'14
(in thousands, except percentages)
Interest and other income (expense)	$872	$1,100	$(228)	(21)%
As a percentage of revenues	NM	NM

Six months ended June 30, 2015 as compared to the six months ended June 30, 2014

	Six Months Ended		Change
	June 30, 2015	June 30, 2014	YTD'15 vs. YTD'14
	(in thousands, except percentages)
Interest and other income (expense)	$(31,421)	$2,501	(33,922)	(1,356)%
As a percentage of revenues	1%	NM

Interest and other income (expense) decreased for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 due to a $34.4 million foreign exchange loss for the first half of 2015 which resulted primarily from the remeasurement of significant content liabilities denominated in currencies other than functional currencies in our European entities coupled with the strengthening of the U.S. dollar.

Provision for Income Taxes
The effective tax rates for the three months ended June 30, 2015 and 2014 were 35% and 39%, respectively. The effective tax rates for the three months ended June 30, 2015 and 2014 differed from the federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the California R&D credit.
The effective tax rates for the six months ended June 30, 2015 and 2014 were 37% and 40%, respectively. The effective tax rates for the six months ended June 30, 2015 and 2014 differed from the federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the California R&D credit.
The decrease in our effective tax rates for the three and six months ended June 30, 2015 as compared to the three and six months ended June 30, 2014 was primarily attributable to lower tax reserves on uncertain tax positions following an IRS Appeals settlement in the fourth quarter of 2014.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments were $2,796.8 million and $1,608.5 million as of June 30, 2015 and December 31, 2014, respectively. Long-term debt was $2,400.0 million and $900.0 million as of June 30, 2015 and December 31, 2014, respectively. In 2015 we issued $1,500.0 million of long-term debt, and in February 2014 we issued $400.0 million of long-term debt. See Note 5 to the consolidated financial statements for additional information.
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
As of June 30, 2015, $166.3 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the portion associated with undistributed earnings for certain foreign subsidiaries.
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
Three months ended June 30, 2015 as compared to the three months ended June 30, 2014

	Three Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Net cash (used in) provided by operating activities	$(181,343)	$56,024
Net cash used in investing activities	(48,330)	(28,953)
Net cash provided by financing activities	62,547	28,473

Non-GAAP free cash flow reconciliation:
Net cash (used in) provided by operating activities	(181,343)	56,024
Acquisition of DVD content library	(19,786)	(20,981)
Purchases of property and equipment	(27,538)	(19,869)
Other assets	(639)	1,129
Non-GAAP free cash flow	$(229,306)	$16,303

Cash used in operating activities increased $237.4 million, primarily due to increased payments for content other than DVD library of $339.6 million or 42%, as well as increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $304.3 million or 23% increase in revenues.
Cash used in investing activities increased $19.4 million, primarily due to a decrease in the proceeds from the sale and maturities of short-term investments, net of purchases of $11.1 million coupled with a $7.7 million increase in the purchases of property and equipment.
Cash provided by financing activities increased $34.1 million primarily due to the $24.8 million increase in excess tax benefits from stock-based compensation.
Free cash flow was $255.6 million lower than net income for the three months ended June 30, 2015 primarily due to $264.2 million of content cash payments over expense coupled with $53.9 million non-favorable other working capital differences, partially offset by $33.9 million related to interest on our notes and $28.6 million of non-cash stock-based compensation expense.
Free cash flow was $54.7 million lower than net income for the three months ended June 30, 2014 primarily due to $109.5 million of content cash payments over expense, partially offset by $29.3 million of non-cash stock-based compensation expense and $25.5 million favorable other working capital differences.

Six months ended June 30, 2015 as compared to the six months ended June 30, 2014

	Six Months Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Net cash (used in) provided by operating activities	$(308,725)	$92,383
Net cash (used in) provided by investing activities	(91,152)	28,686
Net cash provided by financing activities	1,584,981	486,659

Non-GAAP free cash flow reconciliation:
Net cash (used in) provided by operating activities	(308,725)	92,383
Acquisition of DVD content library	(42,692)	(35,895)
Purchases of property and equipment	(40,574)	(33,203)
Other assets	(414)	1,424
Non-GAAP free cash flow	$(392,405)	$24,709

Cash used in operating activities increased $401.1 million, primarily due to increased payments for content other than DVD library of $642.3 million or 41%, as well as increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $607.3 million or 23% increase in revenues.
Cash used in investing activities increased $119.8 million, primarily due to a decrease in the proceeds from the sale and maturities of short-term investments, net of purchases of $103.8 million coupled with an increase of $7.4 million in the purchases of property and equipment as well as a $6.8 million increase in acquisition of DVD content library, as more DVDs were obtained through direct purchase than through revenue sharing agreements.
Cash provided by financing activities increased $1,098.3 million primarily due to the $1,482.4 million net proceeds from the issuance of the 5.50% Notes and the 5.875% Notes in the six months ended June 30, 2015 compared to the $392.9 million net proceeds from the issuance of the 5.750% Notes in the six months ended June 30, 2014.
Free cash flow was $442.4 million lower than net income for the six months ended June 30, 2015 primarily due to $532.3 million of content cash payments over expense, partially offset by $33.9 million favorable other working capital differences, and $56.0 million of non-cash stock-based compensation expense.
Free cash flow was $99.4 million lower than net income for the six months ended June 30, 2014 primarily due to $220.1 million of content cash payments over expense, partially offset by $55.1 million of non-cash stock-based compensation expense, $25.6 million in deferred revenue and $40.0 million favorable other working capital differences.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of June 30, 2015. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of June 30, 2015:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$10,073,409	$4,271,285	$4,791,033	$961,784	$49,307
Debt (2)	3,510,125	152,000	270,750	270,750	2,816,625
Lease obligations (3)	234,315	43,038	66,075	37,630	87,572
Other purchase obligations (4)	379,735	196,096	180,014	3,370	255
Total	$14,197,584	$4,662,419	$5,307,872	$1,273,534	$2,953,759

(1)
As of June 30, 2015, streaming content obligations were comprised of $2.5 billion included in "Current content liabilities" and $1.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $5.7 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.

Streaming content obligations increased $0.6 billion from $9.5 billion as of December 31, 2014 to $10.1 billion as of June 30, 2015 primarily due to multi-year commitments primarily associated with the continued expansion of our exclusive and original programming.
A streaming content obligation is incurred at the time we enter into an agreement to obtain future titles. Once a title becomes available, a content liability is generally recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. Traditional film output deals, like the future output deal with Disney, or certain TV series license agreements where the number of seasons to be aired is unknown, are examples of these types of license agreements. The contractual obligations table above does not include any estimated obligation for the unknown future titles, payment for which could range from less than one year to more than five years. However, these unknown obligations are expected to be significant and we believe could include approximately $3 billion to $5 billion over the next three years, with the payments for the vast majority of such amounts expected to occur after the next twelve months. The foregoing range is based on considerable management judgments and the actual amounts may differ. Once we know the title that we will receive and the license fees, we include the amount in the contractual obligations table above.

(2)	Long-term debt obligations include our Notes consisting of principal and interest payments, see Note 5 to the consolidated financial statements for further details.

(3)
Lease obligations include lease financing obligations of $8.1 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $151.6 million for our expanded headquarters with lease agreement commencing after the leased buildings have been constructed and other commitments of $74.6 million for facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2025.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of June 30, 2015, we had gross unrecognized tax benefits of $38.1 million and an additional $0.4 million for gross interest and penalties classified as “Other non-current liabilities” on the Consolidated Balance Sheets. At this time, we are not able to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes; therefore, such amounts are not included in the above contractual obligation table.

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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At June 30, 2015, our estimated gross unrecognized tax benefits were $38.1 million of which $31.5 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 8 to the consolidated financial statements for further information regarding income taxes.

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

•
Expected Volatility: Prior to January 1, 2015, our computation of expected volatility was based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock, as low trade volume of our tradable forward call options prior to 2011 precluded sole reliance on implied volatility. Beginning on January 1, 2015, expected volatility is based solely on implied volatility. We believe that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, given consistently high trade volumes of the options, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. An increase/decrease of 10% in our computation of expected volatility would increase/decrease the total stock-based compensation expense by approximately $3.2 million for the three months ended June 30, 2015.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical and estimated option exercise behavior. Prior to January 1, 2015, the Company bifurcated its option grants into two employee groupings (executive and non-executive) to determine the suboptimal exercise factor. Beginning on January 1, 2015, the Company began aggregating employee groupings for its determination of the suboptimal exercise factor as the previous bifurcation into two groupings did not have a material impact on the fair value of the options granted. An increase/decrease in the suboptimal exercise factor of 10% would increase/decrease the total stock-based compensation expense by approximately $0.8 million for the three months ended June 30, 2015.

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
Foreign Currency Risk
International revenues and cost of revenues account for 27% and 37%, respectively of consolidated amounts for the first half of 2015. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. In the first half of 2015, we believe our international revenues would have been approximately $129 million higher and our international contribution loss would have been approximately $42 million lower had foreign currency exchange rates been consistent with those in the first half of 2014.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the first half of 2015, we recognized a $34.4 million foreign exchange loss which resulted primarily from the remeasurement of significant content liabilities denominated in currencies other than functional currencies in our European entities coupled with the strengthening of the U.S. dollar.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits
(a) Exhibits:

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation					X

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013

4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015

4.5	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.4†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	001-35727	10.7	January 31, 2013

10.5	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014

10.6†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014

10.7	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015

10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015

10.9	Purchase Agreement between Morgan Stanley & Co. LLC, as representative of several initial purchasers, and Netflix, Inc. dated February 2, 2015	10-Q	001-35727	10.9	April 17, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on July 17, 2015, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014 (iii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2015 and 2014 and (v) the Notes to the Consolidated Financial Statements.
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

NETFLIX, INC.
Dated: July 17, 2015	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: July 17, 2015	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation					X

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013

4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.4†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	001-35727	10.7	February 1, 2013

10.5	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014

10.6†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014

10.7	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015

10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015

10.9	Purchase Agreement between Morgan Stanley & Co. LLC, as representative of several initial purchasers, and Netflix, Inc. dated February 2, 2015	10-Q	001-35727	10.9	April 17, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 filed with the SEC on July 17, 2015, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2015 and 2014 (iii) Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2015 and 2014 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.