Form 10-Q
period 2015-09-30
NETFLIX INC
filed 2015-10-16
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2015, there were 427,388,288 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Revenues	$1,738,355	$1,409,432	$4,956,178	$4,019,928
Cost of revenues	1,173,958	954,394	3,342,111	2,738,428
Marketing	208,102	145,654	599,919	403,515
Technology and development	171,762	120,953	469,929	346,445
General and administrative	110,892	78,024	298,287	193,938
Operating income	73,641	110,407	245,932	337,602
Other income (expense):
Interest expense	(35,333)	(13,486)	(97,287)	(36,866)
Interest and other income (expense)	3,930	616	(27,491)	3,117
Income before income taxes	42,238	97,537	121,154	303,853
Provision for income taxes	12,806	38,242	41,691	120,425
Net income	$29,432	$59,295	$79,463	$183,428
Earnings per share:
Basic	$0.07	$0.14	$0.19	$0.44
Diluted	$0.07	$0.14	$0.18	$0.42
Weighted-average common shares outstanding:
Basic	426,869	421,194	425,289	419,972
Diluted	437,606	432,742	435,849	431,683

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Net income	$29,432	$59,295	$79,463	$183,428
Other comprehensive income (loss):
Foreign currency translation adjustments	302	(4,354)	(33,628)	(1,975)
Change in unrealized gains on available-for-sale securities, net of tax of $(45), $(313), $113 and $28, respectively	(72)	(503)	184	45
Total other comprehensive income (loss)	230	(4,857)	(33,444)	(1,930)
Comprehensive income	$29,662	$54,438	$46,019	$181,498

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Cash flows from operating activities:
Net income	$29,432	$59,295	$79,463	$183,428
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Additions to streaming content library	(1,308,943)	(1,202,484)	(4,194,545)	(2,765,197)
Change in streaming content liabilities	104,684	346,752	922,163	467,355
Amortization of streaming content library	871,403	686,154	2,443,521	1,925,926
Amortization of DVD content library	18,589	18,269	60,587	51,313
Depreciation and amortization of property, equipment and intangibles	16,047	14,357	46,795	39,716
Stock-based compensation expense	32,834	29,878	88,865	84,988
Excess tax benefits from stock-based compensation	(37,726)	(21,060)	(106,154)	(68,420)
Other non-cash items	10,866	3,360	23,854	8,807
Deferred taxes	(29,417)	(7,892)	(70,691)	(37,564)
Changes in operating assets and liabilities:
Other current assets	71,172	12,960	54,667	27,341
Accounts payable	6,762	13,003	2,584	32,729
Accrued expenses	10,883	(6,980)	88,429	51,586
Deferred revenue	27,985	11,626	55,153	37,189
Other non-current assets and liabilities	(20,540)	5,323	615	15,747
Net cash (used in) provided by operating activities	(195,969)	(37,439)	(504,694)	54,944
Cash flows from investing activities:
Acquisition of DVD content library	(14,467)	(15,530)	(57,159)	(51,425)
Purchases of property and equipment	(37,820)	(21,032)	(78,394)	(54,235)
Other assets	(3,760)	341	(4,174)	1,765
Purchases of short-term investments	(66,444)	(123,883)	(225,333)	(355,337)
Proceeds from sale of short-term investments	43,887	107,568	144,247	340,278
Proceeds from maturities of short-term investments	31,125	32,125	82,182	127,229
Net cash (used in) provided by investing activities	(47,479)	(20,411)	(138,631)	8,275
Cash flows from financing activities:
Proceeds from issuance of common stock	35,089	9,877	69,809	56,794
Proceeds from issuance of debt	—	—	1,500,000	400,000
Issuance costs	—	—	(17,629)	(7,080)
Excess tax benefits from stock-based compensation	37,726	21,060	106,154	68,420
Principal payments of lease financing obligations	(61)	(275)	(599)	(813)
Net cash provided by financing activities	72,754	30,662	1,657,735	517,321
Effect of exchange rate changes on cash and cash equivalents	(7,741)	(3,839)	(12,581)	(2,288)
Net (decrease) increase in cash and cash equivalents	(178,435)	(31,027)	1,001,829	578,252
Cash and cash equivalents, beginning of period	2,293,872	1,214,244	1,113,608	604,965
Cash and cash equivalents, end of period	$2,115,437	$1,183,217	$2,115,437	$1,183,217

Supplemental disclosure of non-cash investing activities:
(Decrease) increase in accounts payable related to purchases of property and equipment	$(9,790)	$(1,362)	$2,362	$4,431
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,115,437	$1,113,608
Short-term investments	494,205	494,888
Current content library, net	2,695,184	2,125,702
Other current assets	264,887	206,271
Total current assets	5,569,713	3,940,469
Non-current content library, net	3,891,790	2,773,326
Property and equipment, net	181,268	149,875
Other non-current assets	273,496	192,981
Total assets	$9,916,267	$7,056,651
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$2,622,964	$2,117,241
Accounts payable	209,365	201,581
Accrued expenses	179,350	69,746
Deferred revenue	329,739	274,586
Total current liabilities	3,341,418	2,663,154
Non-current content liabilities	1,966,854	1,575,832
Long-term debt	2,400,000	900,000
Other non-current liabilities	40,677	59,957
Total liabilities	7,748,949	5,198,943
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 and 160,000,000 shares authorized at September 30, 2015 and December 31, 2014, respectively; 427,388,288 and 422,910,887 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	1,306,461	1,042,870
Accumulated other comprehensive loss	(37,890)	(4,446)
Retained earnings	898,747	819,284
Total stockholders’ equity	2,167,318	1,857,708
Total liabilities and stockholders’ equity	$9,916,267	$7,056,651

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
Prior to January 1, 2015, the functional currency of certain of the Company's European entities was the British pound. The Company changed the functional currency of these entities to the euro effective January 1, 2015 following the redomiciliation of the European headquarters and the launch of the Netflix service in several significant European countries. The change in functional currency was applied prospectively from January 1, 2015. Monetary assets and liabilities have been remeasured to the euro at current exchange rates. Non-monetary assets and liabilities have been remeasured to the euro using the exchange rate effective for the period in which the balance arose. As a result of this change of functional currency, the Company recorded a $21.8 million cumulative translation adjustment included in other comprehensive loss for the nine months ended September 30, 2015.
On July 14, 2015, the Company completed a seven-for-one stock split in the form of a stock dividend. References made to outstanding shares or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this seven-for-one stock split. The number of authorized shares as reflected on the Consolidated Balance Sheets was not affected by the stock split and accordingly has not been adjusted. See Notes 2 and 6 for additional information.
In the third quarter of 2015, the Company changed the amortization method of certain content given changes in estimated viewing patterns of this content. The effect of this change in estimate was a $12.8 million decrease in operating income and an $8.0 million decrease in net income for the three and nine month periods ended September 30, 2015. The effect on both basic earnings per share and diluted earnings per share was a decrease of $0.02, for the three and nine months ended September 30, 2015.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. It is effective for annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company will adopt ASU 2015-03 on January 1, 2016, at which time the Company will retrospectively reclassify approximately $30 million of debt issuance costs associated with the Company's long-term debt from other non-current assets to long-term debt.

In April 2015, the FASB issued ASU 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The Company has elected to early adopt the ASU in the third quarter of 2015 and will apply the guidance prospectively to all future arrangements. The impact of the adoption of the ASU was not material to the Company's consolidated financial statements.

2. Earnings Per Share
In June 2015, the Company's Board of Directors declared a seven-for-one stock split in the form of a stock dividend that was paid on July 14, 2015 to all shareholders of record as of July 2, 2015 ("Stock Split").
Outstanding share and per-share amounts disclosed as of September 30, 2015 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the Stock Split.
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

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands, except per share data)
Basic earnings per share:
Net income	$29,432	$59,295	$79,463	$183,428
Shares used in computation:
Weighted-average common shares outstanding	426,869	421,194	425,289	419,972
Basic earnings per share	$0.07	$0.14	$0.19	$0.44

Diluted earnings per share:
Net income	$29,432	$59,295	$79,463	$183,428
Shares used in computation:
Weighted-average common shares outstanding	426,869	421,194	425,289	419,972
Employee stock options	10,737	11,548	10,560	11,711
Weighted-average number of shares	437,606	432,742	435,849	431,683
Diluted earnings per share	$0.07	$0.14	$0.18	$0.42

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation, as adjusted to reflect the effects of the Stock Split:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Employee stock options	130	371	668	448

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

	As of September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$2,008,627	$—	$—	$2,008,627
Level 1 securities:
Money market funds	115,316	—	—	115,316
Level 2 securities:
Corporate debt securities	251,192	406	(467)	251,131
Government securities	212,256	599	(9)	212,846
Certificate of deposits	3,600	—	—	3,600
Agency securities	26,599	29	—	26,628
Total	$2,617,590	$1,034	$(476)	$2,618,148

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
	(in thousands)
Cash	$1,007,543	$—	$—	$1,007,543
Level 1 securities:
Money market funds	111,759	—	—	111,759
Level 2 securities:
Corporate debt securities	295,500	432	(199)	295,733
Government securities	168,749	120	(95)	168,774
Asset and mortgage-backed securities	112	—	—	112
Certificate of deposits	3,600	—	—	3,600
Agency securities	26,665	5	(1)	26,669
Total	$1,613,928	$557	$(295)	$1,614,190

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Cash and cash equivalents	$2,115,437	$1,113,608
Short-term investments	494,205	494,888
Other non-current assets (1)	8,506	5,694
Total	$2,618,148	$1,614,190

(1) Primarily restricted cash that is related to workers compensation deposits and letter of credit agreements.

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

There were no investments in a material unrealized loss position as of September 30, 2015 or December 31, 2014. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three or nine months ended September 30, 2015 and 2014. In addition, there were no material gross realized gains or losses in the three or nine months ended September 30, 2015 and 2014.
The estimated fair value of short-term investments by contractual maturity as of September 30, 2015 is as follows:

(in thousands)
Due within one year	$155,330
Due after one year and through five years	338,875
Total short-term investments	$494,205

4. Balance Sheet Components
Content Library
Content library consisted of the following:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Total content library, gross	$11,133,463	$8,497,403
Accumulated amortization	(4,546,489)	(3,598,375)
Total content library, net	6,586,974	4,899,028
Current content library, net	2,695,184	2,125,702
Non-current content library, net	$3,891,790	$2,773,326

Content library includes costs capitalized for licensed streaming content, production of original content and DVD content.
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	September 30, 2015	December 31, 2014	Estimated Useful Lives
	(in thousands)
Information technology assets	$190,929	$189,274	3 years
Furniture and fixtures	35,967	25,758	3 years
Building	40,681	40,681	30 years
Leasehold improvements	103,113	57,339	Over life of lease
DVD operations equipment	89,132	89,144	5 years
Capital work-in-progress	12,483	12,495
Property and equipment, gross	472,305	414,691
Less: Accumulated depreciation	(291,037)	(264,816)
Property and equipment, net	$181,268	$149,875

Leasehold improvements as of September 30, 2015 includes $44.3 million for the expansion of the Company's headquarters that were placed into service during the quarter ended September 30, 2015.

5. Long-term Debt

As of September 30, 2015, the Company had aggregate outstanding principal of $2.4 billion in long-term notes with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.

The following table provides a summary of the Company's long-term debt as of September 30, 2015 and December 31, 2014:

					Level 2 Fair Value (1) as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Due Dates	September 30, 2015	December 31, 2014
	(in millions)				(in millions)
5.375% Senior Notes	$500.0	February 2013	2021	February 1 and August 1	$518.8	$520.0
5.750% Senior Notes	400.0	February 2014	2024	March 1 and September 1	408.0	416.0
5.50% Senior Notes (2)	700.0	February 2015	2022	April 15 and October 15	707.0	—
5.875% Senior Notes (2)	800.0	February 2015	2025	April 15 and October 15	822.0	—

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

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of September 30, 2015 and December 31, 2014, the Company was in compliance with all related covenants.

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
On June 23, 2015, the Company's Board of Directors declared a seven-for-one stock split in the form of a stock dividend that was paid on July 14, 2015 to all shareholders of record as of July 2, 2015. Outstanding share and per-share amounts disclosed as of September 30, 2015 and for all other comparative periods presented have been retroactively adjusted to reflect the effects of the Stock Split.
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of September 30, 2015, 17.5 million shares were reserved for future grants under the 2011 Stock Plan.

A summary of the activities related to the Company’s stock option plans, as adjusted for the Stock Split, is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
Balances as of December 31, 2014	20,025,208	22,845,417	$21.65
Granted	(2,565,445)	2,565,445	75.55
Exercised		(4,477,401)	15.45
Balances as of September 30, 2015	17,459,763	20,933,461	$29.58	6.32	$1,544,838
Vested and exercisable as of September 30, 2015		20,933,461	$29.58	6.32	$1,544,838

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the third quarter of 2015. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
	(in thousands)
Total intrinsic value of options exercised	$118,259	$60,337	$313,880	$208,057
Cash received from options exercised	$35,089	$9,877	$69,809	$56,794
Stock-based Compensation
The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model and the valuation data, as adjusted for the Stock Split:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Dividend yield	—%	—%	—%	—%
Expected volatility	45%	43%	36% - 45%	43% - 48%
Risk-free interest rate	2.29%	2.52%	2.03% - 2.29%	2.52% - 2.83%
Suboptimal exercise factor	2.48	2.68 - 4.57	2.47 -2.48	2.66 - 4.57
Valuation data:
Weighted-average fair value (per share)	$50.58	$33.85	$34.64	$31.03
Total stock-based compensation expense (in thousands)	$32,834	$29,878	$88,865	$84,988
Total income tax benefit related to stock options (in thousands)	$12,365	$11,438	$33,553	$32,562

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

7. Accumulated Other Comprehensive Loss

The following table summarizes the changes in the accumulated balance of other comprehensive loss, net of tax, for the three and nine months ended September 30, 2015:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of June 30, 2015	$(38,545)	$425	$(38,120)
Other comprehensive (loss) income before reclassifications	302	(59)	243
Amounts reclassified from accumulated other comprehensive loss	—	(13)	(13)
Net increase (decrease) in other comprehensive (loss) income	302	(72)	230
Balance as of September 30, 2015	$(38,243)	$353	$(37,890)

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of December 31, 2014	$(4,615)	$169	$(4,446)
Other comprehensive (loss) income before reclassifications	(33,628)	374	(33,254)
Amounts reclassified from accumulated other comprehensive loss	—	(190)	(190)
Net increase (decrease) in other comprehensive (loss) income	(33,628)	184	(33,444)
Balance as of September 30, 2015	$(38,243)	$353	$(37,890)
As discussed in Note 1, other comprehensive loss for the nine months ended September 30, 2015 includes the impact of the change in functional currency for certain of the Company's European entities.
All amounts reclassified from accumulated other comprehensive loss were related to realized gains on available-for-sale securities. These reclassifications impacted "Interest and other income (expense)" on the Consolidated Statements of Operations.

8. Income Taxes
The effective tax rates for the three months ended September 30, 2015 and 2014 were 30% and 39%, respectively. The effective tax rates for the nine months ended September 30, 2015 and 2014 were 34% and 40%, respectively. The effective tax rates for the three and nine months ended September 30, 2015 and 2014 differed from the federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the California R&D credit.
The decrease in the Company's effective tax rates for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 was primarily attributable to lower tax reserves on uncertain tax positions following an IRS Appeals settlement in the fourth quarter of 2014.
Gross unrecognized tax benefits were $41.1 million and $34.8 million as of September 30, 2015 and December 31, 2014, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $33.7 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company’s unrecognized tax benefits are primarily classified as “Accrued expenses” on the Consolidated Balance Sheets as of September 30, 2015. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations. As of September 30, 2015, the total amount of gross interest and penalties accrued was $0.5 million, and is primarily classified as “Accrued expenses” on the Consolidated Balance Sheets.
Deferred tax assets include $20.2 million and $13.4 million classified as “Other current assets” and $170.7 million and $106.9 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of September 30, 2015 and December 31, 2014, it was considered more likely than not that all deferred tax assets would be realized.
Income tax benefits attributable to the exercise of employee stock options are recorded in additional paid-in-capital. These benefits amounted to $37.7 million and $21.0 million, during the three months ended September 30, 2015 and 2014, respectively and $105.6 million and $68.1 million, during the nine months ended September 30, 2015 and 2014, respectively.
The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2010 through 2013. During the third quarter ending September 30, 2015, the Company reached a tentative settlement with the IRS and expects to reach a final settlement within the next twelve months, at which time the tax reserves on the related uncertain tax position will be adjusted. The Company has reclassified the tax reserves related to these years from "Other non-current liabilities" to "Accrued expenses" on the Consolidated Balance Sheets. The year 2014 remains subject to examination by the IRS.
The Company is also currently under examination by the state of California for the years 2006 and 2007. The state of California has completed its Field Exam and has issued a Notice of Proposed Assessment primarily related to the Company's R&D Credits claimed in those years. The Company has filed a protest against the proposed assessment. During the third quarter ending September 30, 2015, the Company has reached a tentative settlement with the Franchise Tax Board for tax years 1997 - 2007 and expects to reach a final settlement within the next twelve months, at which time the tax reserves on the related uncertain tax position will be adjusted. The Company has reclassified the tax reserves related to these years from "Other non-current liabilities" to Accrued expenses" on the Consolidated Balance Sheets. The years 2008 through 2013 remain subject to examination by the state of California.
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

9. Commitments and Contingencies

Streaming Content
As of September 30, 2015, the Company had $10.4 billion of obligations comprised of $2.6 billion included in "Current content liabilities" and $2.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $5.8 billion of obligations that are not reflected on the Consolidated Balance Sheets.
As of December 31, 2014, the Company had $9.5 billion of obligations comprised of $2.1 billion included in "Current content liabilities" and $1.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $5.8 billion of obligations that are not reflected on the Consolidated Balance Sheets.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
Less than one year	$4,535,209	$3,747,648
Due after one year and through three years	4,888,130	4,495,103
Due after three years and through five years	908,111	1,164,308
Due after five years	46,768	44,053
Total streaming content obligations	$10,378,218	$9,451,112

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
The Company has entered into certain licenses with collective management organizations ("CMOs"), and is currently involved in negotiations with other CMOs, that hold certain rights to music and other entertainment works "publicly performed" in connection with streaming content into various territories. Accruals for estimated license fees are recorded and then adjusted based on any change in estimates. These amounts are included in the streaming content obligations. The results of these negotiations are uncertain and may be materially different from management's estimates.

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
The Company's long-lived tangible assets were located as follows:

	As of
	September 30, 2015	December 31, 2014
	(in thousands)
United States	$168,569	$138,704
International	12,699	11,171

The following tables represent segment information for the periods ended September 30, 2015:

	As of/ Three Months Ended September 30, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	43,181	25,987	5,060	—
Revenues	$1,063,961	$516,870	$157,524	$1,738,355
Cost of revenues	644,914	451,251	77,793	1,173,958
Marketing	74,835	133,267	—	208,102
Contribution profit (loss)	$344,212	$(67,648)	$79,731	$356,295
Other operating expenses				282,654
Operating income				73,641
Other income (expense)				(31,403)
Provision for income taxes				12,806
Net income				$29,432

	As of/ Nine Months Ended September 30, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	43,181	25,987	5,060	—
Revenues	$3,074,406	$1,387,030	$494,742	$4,956,178
Cost of revenues	1,840,134	1,249,495	252,482	3,342,111
Marketing	237,813	362,106	—	599,919
Contribution profit (loss)	$996,459	$(224,571)	$242,260	$1,014,148
Other operating expenses				768,216
Operating income				245,932
Other income (expense)				(124,778)
Provision for income taxes				41,691
Net income				$79,463

The following tables represent segment information for the periods ended September 30, 2014:

	As of/ Three Months Ended September 30, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	37,219	15,843	5,986	—
Revenues	$877,150	$345,685	$186,597	$1,409,432
Cost of revenues	565,251	291,942	97,201	954,394
Marketing	61,045	84,609	—	145,654
Contribution profit (loss)	$250,854	$(30,866)	$89,396	$309,384
Other operating expenses				198,977
Operating income				110,407
Other income (expense)				(12,870)
Provision for income taxes				38,242
Net income				$59,295

	As of/ Nine Months Ended September 30, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	37,219	15,843	5,986	—
Revenues	$2,513,992	$920,264	$585,672	$4,019,928
Cost of revenues	1,628,568	803,906	305,954	2,738,428
Marketing	206,030	197,485	—	403,515
Contribution profit (loss)	$679,394	$(81,127)	$279,718	$877,985
Other operating expenses				540,383
Operating income				337,602
Other income (expense)				(33,749)
Provision for income taxes				120,425
Net income				$183,428

The following table represents the amortization of the content library:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Three months ended September 30,
2015	$493,025	$378,378	$18,589	$889,992
2014	433,266	252,888	18,269	704,423
Nine months ended September 30,
2015	1,387,242	1,056,279	60,587	2,504,108
2014	1,229,477	696,449	51,313	1,977,239
The following table represents total content library, net:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
As of September 30, 2015	$4,367,750	$2,193,785	$25,439	$6,586,974
As of December 31, 2014	3,476,226	1,392,701	30,101	4,899,028

(1)
A membership (also referred to as a subscription or member) is defined as the right to receive either the Netflix streaming service or Netflix DVD service. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by the Company's internal systems, which utilize industry standard geo-location technology. The Company offers free-trial memberships to new and certain rejoining members. For inclusion in the definition of a membership in the above metrics, a method of payment is required to be provided even during the free-trial period. Total memberships therefore include those who are on a free-trial and have provided a method of payment. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the prepaid membership period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the impact of, and the Company’s response to, new accounting standards; pricing; dividends; impact of foreign currency and exchange rate fluctuations; investments in marketing and content, including original content; international expansion and investments related thereto; cash use in connection with content acquisitions and licensing and international expansion; contribution margin and free cash flow trends; unrecognized tax benefits; deferred tax assets; tax settlements with the IRS and the state of California; accessing and obtaining additional capital; and future contractual obligations, including unknown streaming content obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the Securities and Exchange Commission (“SEC”) on January 29, 2015, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading Internet television network with over 69 million memberships in over 50 countries enjoying more than 100 million hours of TV shows and movies per day, including original series, documentaries and feature films. Members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
We are a pioneer in the Internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for Internet-connected screens and have added increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their TVs, computers and mobile devices. As a result of these efforts, we have experienced growing consumer acceptance of, and interest in, the delivery of TV shows and movies directly over the Internet. Historically, our acquisition of new memberships has been seasonal with the first and fourth quarters representing our strongest net membership additions.
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

Results of Operations

The following represents our consolidated performance highlights:

	Three Months Ended		Change
	September 30, 2015	September 30, 2014	Q3'15 vs. Q3'14
	(in thousands, except percentages)
Global streaming memberships	69,168	53,062	30%
Revenues	$1,738,355	$1,409,432	23%
Operating income	73,641	110,407	(33)%
Net income	29,432	59,295	(50)%

Consolidated revenues for the three months ended September 30, 2015 increased $328.9 million as compared to the three months ended September 30, 2014 due to growth in global streaming memberships, partially offset by the impacts of foreign currency exchange rate fluctuations. Cost of revenues and operating expenses increased due to increased expenses relating to our streaming content as well as to our international expansion. Net income decreased $29.9 million in the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 as a result of the decrease in operating income and a $21.8 million increase in interest expense primarily related to our additional debt issued in February 2015.

In the third quarter of 2015, we changed the amortization method of certain content given changes in estimated viewing patterns of this content. The effect of this change was a $12.8 million increase in cost of revenues in the Domestic streaming segment, for the three and nine months ended September 30, 2015.
We offer three types of streaming membership plans. In the U.S. our basic plan is priced at $7.99 per month and includes access to standard definition quality streaming on a single screen at a time. Our most popular streaming plan is priced at $9.99 per month and includes access to high definition quality streaming on two screens concurrently. Our premium plan is priced at $11.99 per month and includes access to high definition and ultra-high definition quality content on four screens concurrently. Internationally, the membership plans are structured similarly to the U.S. and range in price from the U.S. dollar equivalent of approximately $4.00 per month to $19.00 per month.
We expect that from time to time the prices of our membership plans in each country may change. For instance, we recently increased the price of our two-screen high definition plan in the U.S. and several European countries. In May 2014, in the U.S., we increased the price from $7.99 per month to $8.99 per month with existing memberships grandfathered for a two year period. In October 2015, in the U.S., we increased the price of this same high definition plan from $8.99 per month to $9.99 per month with existing memberships grandfathered for a one year period.

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

•
We have demonstrated our ability to grow domestic streaming contribution margin as evidenced by the increase in contribution margin from 12% when we first began separately reporting Domestic streaming results in the fourth quarter of 2011 to 32% in the third quarter of 2015. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment. Investments in content and marketing associated with the International streaming segment will continue to fluctuate dependent upon the number of international territories in which our streaming service is offered and the timing of the launch of new territories.

Domestic Streaming Segment
Three months ended September 30, 2015 as compared to the three months ended September 30, 2014

	As of/ Three Months Ended		Change
	September 30, 2015	September 30, 2014	Q3'15 vs. Q3'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	881	975	(94)	(10)%
Memberships at end of period	43,181	37,219	5,962	16%
Paid memberships at end of period	42,068	36,265	5,803	16%
Average monthly revenue per paying membership	$8.53	$8.20	$0.33	4%

Contribution profit:
Revenues	$1,063,961	$877,150	$186,811	21%
Cost of revenues	644,914	565,251	79,663	14%
Marketing	74,835	61,045	13,790	23%
Contribution profit	344,212	250,854	93,358	37%
Contribution margin	32%	29%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content. The increase in our domestic streaming revenues was primarily due to the 17% growth in the average number of paid memberships, as well as the 4% increase in average monthly revenue per paying membership resulting from our pricing changes and plan mix. Our two-screen high-definition plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $50.2 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, streaming delivery expenses increased by $16.1 million and other costs, such as payment processing fees and customer service call centers, increased $13.4 million due to our growing member base.
Domestic marketing expenses increased primarily due to an increase in advertising and public relations spending.
Our Domestic streaming segment had a contribution margin of 32% for the three months ended September 30, 2015, which increased as compared to the contribution margin of 29% for the three months ended September 30, 2014 due to growth in paid memberships and revenue which continued to outpace content spending.

Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

	As of/ Nine Months Ended		Change
	September 30, 2015	September 30, 2014	YTD'15 vs. YTD'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	4,067	3,799	268	7%
Memberships at end of period	43,181	37,219	5,962	16%
Paid memberships at end of period	42,068	36,265	5,803	16%
Average monthly revenue per paying membership	$8.45	$8.10	$0.35	4%

Contribution profit:
Revenues	$3,074,406	$2,513,992	$560,414	22%
Cost of revenues	1,840,134	1,628,568	211,566	13%
Marketing	237,813	206,030	31,783	15%
Contribution profit	996,459	679,394	317,065	47%
Contribution margin	32%	27%

The increase in our domestic streaming revenues was primarily due to the 17% growth in the average number of paid memberships, as well as the 4% increase in average monthly revenue per paying membership resulting from our pricing changes and plan mix.
The increase in domestic streaming cost of revenues was primarily due to a $153.7 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, streaming delivery expenses increased by $29.7 million and other costs, such as payment processing fees and customer service call centers, increased $28.2 million due to our growing member base.
Domestic marketing expenses increased primarily due to an increase in advertising and public relations spending.
Our Domestic streaming segment had a contribution margin of 32% for the nine months ended September 30, 2015, which increased as compared to the contribution margin of 27% for the nine months ended September 30, 2014 due to growth in paid memberships and revenue which continued to outpace content and marketing spending.

International Streaming Segment
Three months ended September 30, 2015 as compared to the three months ended September 30, 2014

	As of /Three Months Ended		Change
	September 30, 2015	September 30, 2014	Q3'15 vs. Q3'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	2,736	2,042	694	34%
Memberships at end of period	25,987	15,843	10,144	64%
Paid memberships at end of period	23,951	14,389	9,562	66%
Average monthly revenue per paying membership	$7.56	$8.44	$(0.88)	(10)%

Contribution profit (loss):
Revenues	$516,870	$345,685	$171,185	50%
Cost of revenues	451,251	291,942	159,309	55%
Marketing	133,267	84,609	48,658	58%
Contribution loss	(67,648)	(30,866)	(36,782)	119%
Contribution margin	(13)%	(9)%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content. We launched our streaming service in Canada in September 2010 and have continuously expanded our services internationally with launches in Latin America in September 2011, the U.K. and Ireland in January 2012, Finland, Denmark, Sweden and Norway in October 2012, the Netherlands in September 2013, and Germany, Austria, Switzerland, France, Belgium and Luxembourg in September 2014. In the first quarter of 2015, we launched our service in Australia and New Zealand. In the third quarter of 2015 we launched in Japan. In keeping with our global strategy, we expect to launch in additional markets, including Spain, Portugal and Italy in October 2015.
The increase in our international revenues was due to the 67% growth in the average number of paid international memberships offset partially by a 10% decrease in average monthly revenue per paying membership. The decrease in average monthly revenue per paying membership was due to the impact of exchange rate fluctuations and to a lesser extent the impact of absorbing higher VAT rates across our European markets beginning January 1, 2015. These decreases were partially offset by our pricing changes and plan mix. We believe international revenues in the third quarter of 2015 would have been approximately $96 million higher if foreign exchange rates had remained consistent with the foreign exchange rates from the third quarter of 2014. Average paid international streaming memberships account for 35% of global average paid streaming memberships as of September 30, 2015, as compared to 28% of global average paid streaming memberships as of September 30, 2014.
The increase in international cost of revenues was primarily due to a $130.7 million increase in content expenses relating to our existing and new streaming content, including streaming content for territories launched in the last twelve months as well as more exclusive and original programming. Other costs increased $28.6 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base, partially offset by decreases resulting from exchange rate fluctuations.
International marketing expenses for the three months ended September 30, 2015 increased as compared to the three months ended September 30, 2014 mainly due to expenses for territories launched in the last twelve months.
International contribution losses increased for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014, due to increased spending for our international expansion and the impact of foreign currency exchange rate fluctuations.

Had foreign exchange rates in the third quarter of 2015 remained consistent with foreign exchange rates from the third quarter of 2014, we believe international contribution losses would have been approximately $42 million lower in the third quarter of 2015. Our International streaming segment does not benefit from the established member base that exists for the Domestic streaming segment. Therefore our investments in streaming content and marketing programs which drive membership growth and viewing in our International markets have been significant and are larger initially relative to revenues, in particular as new territories are launched.

Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

	As of/ Nine Months Ended		Change
	September 30, 2015	September 30, 2014	YTD'15 vs. YTD'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	7,710	4,913	2,797	57%
Memberships at end of period	25,987	15,843	10,144	64%
Paid memberships at end of period	23,951	14,389	9,562	66%
Average monthly revenue per paying membership	$7.54	$8.35	$(0.81)	(10)%

Contribution profit (loss):
Revenues	$1,387,030	$920,264	$466,766	51%
Cost of revenues	1,249,495	803,906	445,589	55%
Marketing	362,106	197,485	164,621	83%
Contribution loss	(224,571)	(81,127)	(143,444)	177%
Contribution margin	(16)%	(9)%
The increase in our international revenues was due to the 67% growth in the average number of paid international memberships offset partially by a 10% decrease in average monthly revenue per paying membership. The decrease in average monthly revenue per paying membership was due to the impact of exchange rate fluctuations and to a lesser extent the impact of absorbing higher VAT rates across our European markets beginning January 1, 2015. These decreases were partially offset by our pricing changes and plan mix. We believe international revenues would have been approximately $225 million higher in the first three quarters of 2015 if foreign exchange rates had remained consistent with the foreign exchange rates from the first three quarters of 2014.
The increase in international cost of revenues was primarily due to a $373.5 million increase in content expenses relating to expenses for territories launched in the last twelve months, coupled with existing and new streaming content, including more exclusive and original programming. Other costs increased $72.1 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base, partially offset by decreases resulting from exchange rate fluctuations.
International marketing expenses for the nine months ended September 30, 2015 increased as compared to the nine months ended September 30, 2014 mainly due to expenses for territories launched in the last twelve months.
International contribution losses increased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014, due to our increased spending for our international expansion and to the impact of foreign currency exchange rate fluctuations. Had foreign exchange rates in the first three quarters of 2015 remained consistent with foreign exchange rates from the first three quarters of 2014, we believe international contribution losses would have been approximately $84 million lower in the first three quarters of 2015.

Domestic DVD Segment
Three months ended September 30, 2015 as compared to the three months ended September 30, 2014

	As of/ Three Months Ended		Change
	September 30, 2015	September 30, 2014	Q3'15 vs. Q3'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(254)	(275)	(21)	(8)%
Memberships at end of period	5,060	5,986	(926)	(15)%
Paid memberships at end of period	4,971	5,899	(928)	(16)%
Average monthly revenue per paying membership	$10.31	$10.31	$—	—%

Contribution profit:
Revenues	$157,524	$186,597	$(29,073)	(16)%
Cost of revenues	77,793	97,201	(19,408)	(20)%
Contribution profit	79,731	89,396	(9,665)	(11)%
Contribution margin	51%	48%

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
The decrease in domestic DVD cost of revenues was primarily due to a $6.9 million decrease in content expenses and an $8.9 million decrease in delivery expenses resulting from a 20% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships coupled with a decrease in usage by these members. Other costs, primarily those associated with processing and customer service expenses, decreased $3.6 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment contribution margin was relatively flat for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

	As of/ Nine Months Ended		Change
	September 30, 2015	September 30, 2014	YTD'15 vs. YTD'14
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(707)	(944)	(237)	(25)%
Memberships at end of period	5,060	5,986	(926)	(15)%
Paid memberships at end of period	4,971	5,899	(928)	(16)%
Average monthly revenue per paying membership	$10.30	$10.27	$0.03	—%

Contribution profit:
Revenues	$494,742	$585,672	$(90,930)	(16)%
Cost of revenues	252,482	305,954	(53,472)	(17)%
Contribution profit	242,260	279,718	(37,458)	(13)%
Contribution margin	49%	48%
The decrease in our domestic DVD revenues was due to a 16% decrease in the average number of paid memberships.
The decrease in domestic DVD cost of revenues was primarily due to a $13.1 million decrease in content expenses and a $30.6 million decrease in delivery expenses resulting from a 21% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships coupled with a decrease in usage by these members. Other costs, primarily those associated with processing and customer service expenses, decreased $9.8 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment contribution margin was relatively flat for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.

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
Three months ended September 30, 2015 as compared to the three months ended September 30, 2014

	Three Months Ended		Change
	September 30, 2015	September 30, 2014	Q3'15 vs. Q3'14
	(in thousands, except percentages)
Technology and development	$171,762	$120,953	$50,809	42%
As a percentage of revenues	10%	9%

The increase in technology and development expenses was primarily due to a $35.3 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for our existing employees and a 20% growth in average headcount supporting continued improvements in our streaming service and our international expansion.

Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

	Nine Months Ended		Change
	September 30, 2015	September 30, 2014	YTD'15 vs. YTD'14
	(in thousands, except percentages)
Technology and development	$469,929	$346,445	123,484	36%
As a percentage of revenues	9%	9%

The increase in technology and development expenses was primarily due to a $93.4 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for our existing employees and a 19% growth in average headcount supporting continued improvements in our streaming service and our international expansion.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses.
Three months ended September 30, 2015 as compared to the three months ended September 30, 2014

	Three Months Ended		Change
	September 30, 2015	September 30, 2014	Q3'15 vs. Q3'14
	(in thousands, except percentages)
General and administrative	$110,892	$78,024	$32,868	42%
As a percentage of revenues	6%	6%

General and administrative expenses increased primarily due to a $29.9 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 52% increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees.

Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

	Nine Months Ended		Change
	September 30, 2015	September 30, 2014	YTD'15 vs. YTD'14
	(in thousands, except percentages)
General and administrative	$298,287	$193,938	104,349	54%
As a percentage of revenues	6%	5%

General and administrative expenses increased primarily due to an $86.8 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 53% increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees.
Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.
Three months ended September 30, 2015 as compared to the three months ended September 30, 2014

	Three Months Ended		Change
	September 30, 2015	September 30, 2014	Q3'15 vs. Q3'14
	(in thousands, except percentages)
Interest expense	$(35,333)	$(13,486)	$(21,847)	162%
As a percentage of revenues	2%	1%

Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

	Nine Months Ended		Change
	September 30, 2015	September 30, 2014	YTD'15 vs. YTD'14
	(in thousands, except percentages)
Interest expense	$(97,287)	$(36,866)	(60,421)	164%
As a percentage of revenues	2%	1%

Interest expense primarily consisted of interest on our notes of $33.8 million for the three months ended September 30, 2015 and $93.2 million for the nine months ended September 30, 2015. The increase in interest expense for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 was primarily due to the higher aggregate principal of interest bearing notes outstanding.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on cash, cash equivalents and short-term investments and foreign exchange gains and losses on foreign currency denominated balances.
Three months ended September 30, 2015 as compared to the three months ended September 30, 2014

	Three Months Ended		Change
	September 30, 2015	September 30, 2014	Q3'15 vs. Q3'14
	(in thousands, except percentages)
Interest and other income (expense)	$3,930	$616	$3,314	538%

Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

	Nine Months Ended		Change
	September 30, 2015	September 30, 2014	YTD'15 vs. YTD'14
	(in thousands, except percentages)
Interest and other income (expense)	$(27,491)	$3,117	(30,608)	(982)%
As a percentage of revenues	1%	NM

Interest and other income (expense) decreased for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 due to a $32.0 million foreign exchange loss, incurred primarily in the first quarter of 2015. The foreign exchange loss was primarily driven by the remeasurement of significant content liabilities denominated in currencies other than functional currencies in our European entities coupled with the strengthening of the U.S. dollar.

Provision for Income Taxes
The effective tax rates for the three months ended September 30, 2015 and 2014 were 30% and 39%, respectively. The effective tax rates for the three months ended September 30, 2015 and 2014 differed from the federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the California R&D credit.
The effective tax rates for the nine months ended September 30, 2015 and 2014 were 34% and 40%, respectively. The effective tax rates for the nine months ended September 30, 2015 and 2014 differed from the federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the California R&D credit.
The decrease in our effective tax rates for the three and nine months ended September 30, 2015 as compared to the three and nine months ended September 30, 2014 was primarily attributable to lower tax reserves on uncertain tax positions following an IRS Appeals settlement in the fourth quarter of 2014.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments were $2,609.6 million and $1,608.5 million as of September 30, 2015 and December 31, 2014, respectively. Long-term debt was $2,400.0 million and $900.0 million as of September 30, 2015 and December 31, 2014, respectively. In 2015, we issued $1,500.0 million of long-term debt, and in February 2014 we issued $400.0 million of long-term debt. See Note 5 to the consolidated financial statements for additional information.
Our primary uses of cash include the acquisition, licensing, and production of content, streaming delivery, marketing programs and payroll. Payment terms for certain content agreements require more upfront cash payments relative to the expense and therefore, future investments could impact our liquidity. We expect to significantly increase our investments in international expansion and in streaming content, particularly in original content.
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
As of September 30, 2015, $170.7 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the portion associated with undistributed earnings for certain foreign subsidiaries.
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

In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expense, non-cash stock-based compensation expense and other working capital differences. The excess content payments over expense is variable based on the payment terms of our content agreements and is expected to increase as we enter into more agreements with upfront cash payments, such as licensing and production of original content. Working capital differences include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly and deferred revenue is a source of cash flow.
Three months ended September 30, 2015 as compared to the three months ended September 30, 2014

	Three Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Net cash used in operating activities	$(195,969)	$(37,439)
Net cash used in investing activities	(47,479)	(20,411)
Net cash provided by financing activities	72,754	30,662

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(195,969)	(37,439)
Acquisition of DVD content library	(14,467)	(15,530)
Purchases of property and equipment	(37,820)	(21,032)
Other assets	(3,760)	341
Non-GAAP free cash flow	$(252,016)	$(73,660)

Cash used in operating activities increased $158.5 million, primarily due to increased payments for content other than DVD library of $347.8 million or 39%, as well as increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $328.9 million or 23% increase in revenues.
Cash used in investing activities increased $27.1 million, primarily due to an increase in purchases of property and equipment of $16.8 million, coupled with a decrease in the proceeds from the sale and maturities of short-term investments, net of purchases of $7.2 million.
Cash provided by financing activities increased $42.1 million primarily due to the $25.2 million increase in proceeds from the issuance of common stock, coupled with a $16.7 million increase in excess tax benefits from stock-based compensation.
Free cash flow was $281.4 million lower than net income for the three months ended September 30, 2015 primarily due to $326.7 million of content cash payments over expense coupled with $15.5 million non-favorable other working capital differences, partially offset by $32.8 million of non-cash stock-based compensation expense and $28.0 million change in deferred revenue.
Free cash flow was $133.0 million lower than net income for the three months ended September 30, 2014 primarily due to $152.8 million of content cash payments over expense and $10.1 million non-favorable other working capital differences, partially offset by $29.9 million of non-cash stock-based compensation expense.

Nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014

	Nine Months Ended
	September 30, 2015	September 30, 2014
	(in thousands)
Net cash (used in) provided by operating activities	$(504,694)	$54,944
Net cash (used in) provided by investing activities	(138,631)	8,275
Net cash provided by financing activities	1,657,735	517,321

Non-GAAP free cash flow reconciliation:
Net cash (used in) provided by operating activities	(504,694)	54,944
Acquisition of DVD content library	(57,159)	(51,425)
Purchases of property and equipment	(78,394)	(54,235)
Other assets	(4,174)	1,765
Non-GAAP free cash flow	$(644,421)	$(48,951)

Cash used in operating activities increased $559.6 million, primarily due to increased payments for content other than DVD library of $990.1 million or 40%, as well as increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $936.3 million or 23% increase in revenues.
Cash used in investing activities increased $146.9 million, primarily due to a decrease in the proceeds from the sale and maturities of short-term investments, net of purchases of $111.1 million coupled with an increase of $24.2 million in the purchases of property and equipment as well as a $5.7 million increase in acquisition of DVD content library, as more DVDs were obtained through direct purchase than through revenue sharing agreements.
Cash provided by financing activities increased $1,140.4 million primarily due to the $1,482.4 million net proceeds from the issuance of the 5.50% Notes and the 5.875% Notes in the nine months ended September 30, 2015 compared to the $392.9 million net proceeds from the issuance of the 5.750% Notes in the nine months ended September 30, 2014.
Free cash flow was $723.9 million lower than net income for the nine months ended September 30, 2015 primarily due to $859.0 million of content cash payments over expense, partially offset by $46.2 million favorable other working capital differences, and $88.9 million of non-cash stock-based compensation expense.
Free cash flow was $232.4 million lower than net income for the nine months ended September 30, 2014 primarily due to $372.9 million of content cash payments over expense, partially offset by $85.0 million of non-cash stock-based compensation expense, $37.2 million change in deferred revenue and $18.3 million favorable other working capital differences.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of payment of the obligations discussed below is estimated based on information available to us as of September 30, 2015. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of September 30, 2015:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$10,378,218	$4,535,209	$4,888,130	$908,111	$46,768
Debt (2)	3,485,188	152,000	270,750	270,750	2,791,688
Lease obligations (3)	506,741	38,971	95,535	92,309	279,926
Other purchase obligations (4)	336,266	183,046	151,066	1,795	359
Total	$14,706,413	$4,909,226	$5,405,481	$1,272,965	$3,118,741

(1)
As of September 30, 2015, streaming content obligations were comprised of $2.6 billion included in "Current content liabilities" and $2.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $5.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.

Streaming content obligations increased $0.9 billion from $9.5 billion as of December 31, 2014 to $10.4 billion as of September 30, 2015 primarily due to multi-year commitments primarily associated with the continued expansion of our exclusive and original programming.
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

(3)
Lease obligations include lease financing obligations of $21.8 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $316.5 million for our expanded headquarters in Los Gatos, California, $113.1 million for our new office space in Los Angeles, California and other commitments of $55.3 million for facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2025.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of September 30, 2015, we had gross unrecognized tax benefits of $41.1 million and an additional $0.5 million for gross interest and penalties primarily classified as “Accrued expenses” on the Consolidated Balance Sheets.   We expect to reach a final settlement with the IRS and the state of California within the next twelve months.  However until a final settlement is reached, we can not reasonably estimate the amount of payments that will be made in the next twelve months and, therefore, such amounts associated with our unrecognized tax benefits are not included in the above contractual obligation table.

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

Indemnification
The information set forth under Note 9 to the consolidated financial statements under the caption “Indemnification” is incorporated herein by reference.
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

Streaming Content
We acquire, license and produce content, including Netflix originals, in order to offer our members unlimited viewing of TV shows and films. The content licenses are for a fixed fee and specific windows of availability. Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the expense.
For licenses we capitalize the fee per title and record a corresponding liability at the gross amount of liabilities when the license period begins, the cost of the title is known and the title is accepted and available for streaming. The portion available for streaming within one year is recognized as “Current content library, net” and the remaining portion as “Non-current content library, net” on the Consolidated Balance Sheets. The license of streaming content rights and the changes in related liabilities are classified within "Net cash (used in) provided by operating activities" on the Consolidated Statements of Cash Flows.

For productions we capitalize costs associated with the production, including development cost and direct costs. We include these amounts in "Non-current content library, net" on the Consolidated Balance Sheets. Participations and residuals are expensed in line with the amortization of production costs. Capitalized production costs and other expenses associated with our originals such as participations and residuals have not been material to date.

Based on factors including historical and estimated viewing patterns, we amortize the content library (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations, on a straight line or on an accelerated basis over the shorter of each title's contractual window of availability or estimated period of use, beginning with the month of first availability. The amortization period typically ranges from six months to five years. For most of our content, we amortize on a straight-line basis. For certain content where we expect more upfront viewing, due to the additional merchandising and marketing efforts, we amortize on an accelerated basis. We review factors impacting the amortization of the content library on a regular basis, including changes in merchandising and marketing efforts. Our estimates related to these factors require considerable management judgment.  Changes in our estimates could have a significant impact on our future results of operations. In the third quarter of 2015, we changed the amortization method of certain content given changes in estimated viewing patterns of this content. The effect of this change was a $12.8 million increase in cost of revenues in the Domestic streaming segment, for the three and nine months ended September 30, 2015.

The content library is stated at the lower of unamortized cost or net realizable value which approximates fair value of the capitalized costs for produced content. Streaming content is reviewed in aggregate at the geographic region level for impairment when an event or change in circumstances indicates a change in the expected usefulness of the content. Currently the level of geographic aggregation is determined based on the streaming content rights which are generally specific to a geographic region inclusive of several countries (such as Latin America). Increasingly our streaming content rights include multiple geographies as we aspire to obtain global content rights to support our global expansion. Unamortized costs for titles or projects that have been or are expected to be abandoned are written off. No material write-down from unamortized cost to a lower net realizable value was recorded in any of the periods presented.
We have entered into certain licenses with collective management organizations ("CMOs"), and are currently involved in negotiations with other CMOs, that hold certain rights to music and other entertainment works "publicly performed" in connection with streaming content into various territories. Accruals for estimated license fees are recorded and then adjusted based on any changes in estimates. These amounts are included in the streaming content obligations. The results of these negotiations are uncertain and may be materially different from management's estimates.

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

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At September 30, 2015, our estimated gross unrecognized tax benefits were $41.1 million of which $33.7 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 8 to the consolidated financial statements for further information regarding income taxes.

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

•
Expected Volatility: Prior to January 1, 2015, our computation of expected volatility was based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock, as low trade volume of our tradable forward call options prior to 2011 precluded sole reliance on implied volatility. Beginning on January 1, 2015, expected volatility is based solely on implied volatility. We believe that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, given consistently high trade volumes of the options, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. An increase/decrease of 10% in our computation of expected volatility would increase/decrease the total stock-based compensation expense by approximately $2.4 million for the three months ended September 30, 2015.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical and estimated option exercise behavior. Prior to January 1, 2015, the Company bifurcated its option grants into two employee groupings (executive and non-executive) to determine the suboptimal exercise factor. Beginning on January 1, 2015, the Company began aggregating employee groupings for its determination of the suboptimal exercise factor as the previous bifurcation into two groupings did not have a material impact on the fair value of the options granted. An increase/decrease in the suboptimal exercise factor of 10% would increase/decrease the total stock-based compensation expense by approximately $1.2 million for the three months ended September 30, 2015.

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
Foreign Currency Risk
International revenues and cost of revenues account for 28% and 37%, respectively of consolidated amounts for the first nine months of 2015. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese Yen and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. In the first nine months of 2015, we believe our international revenues would have been approximately $225 million higher and our international contribution loss would have been approximately $84 million lower had foreign currency exchange rates been consistent with those in the first nine months of 2014.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the first nine months of 2015, we recognized a $32.0 million foreign exchange loss which resulted primarily from the remeasurement of significant content liabilities denominated in currencies other than functional currencies in our European entities coupled with the strengthening of the U.S. dollar.
We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits
(a) Exhibits:

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013

4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015

4.5	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.4†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	001-35727	10.7	January 31, 2013

10.5	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014

10.6†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014

10.7	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015

10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015

10.9	Purchase Agreement between Morgan Stanley & Co. LLC, as representative of several initial purchasers, and Netflix, Inc. dated February 2, 2015	10-Q	001-35727	10.9	April 17, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on October 16, 2015, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014 (iii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2015 and 2014 and (v) the Notes to the Consolidated Financial Statements.
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

NETFLIX, INC.
Dated: October 16, 2015	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: October 16, 2015	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013

4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.4†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	001-35727	10.7	February 1, 2013

10.5	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014

10.6†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014

10.7	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015

10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015

10.9	Purchase Agreement between Morgan Stanley & Co. LLC, as representative of several initial purchasers, and Netflix, Inc. dated February 2, 2015	10-Q	001-35727	10.9	April 17, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 filed with the SEC on October 16, 2015, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2015 and 2014 (iii) Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014, (iv) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2015 and 2014 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.