Form 10-K
period 2015-12-31
NETFLIX INC
filed 2016-01-28
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________

FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (do not check if smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2015, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $33,823,183,533. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of January 27, 2016, there were 428,081,221 shares of the registrant’s common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for Registrant’s 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; the growth of Internet delivery of content; the decline in our DVD memberships and the resources allocated to our DVD segment; contribution margins; contribution profits (losses); liquidity; free cash flows; revenues; net income; operating cash flows; stock price volatility; pricing changes; the impact of, and the Company’s response to, new accounting standards; action by competitors; risk of material impairment of current investment portfolio; reinvestment of earnings in foreign subsidiaries; membership growth rates; timing of facilities construction; nature of our content agreements; member viewing habits; payment of future dividends; obtaining additional capital; our content and marketing investments, including investments in original programming; significance and timing of contractual obligations; realization of deferred tax assets; seasonality; method of content delivery; and international expansion. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.	Business
ABOUT US
Netflix, Inc. (“Netflix”, “the Company”, “we”, or “us”) is the world’s leading Internet television network with over 75 million streaming members in over 190 countries enjoying more than 125 million hours of TV shows and movies per day, including original series, documentaries and feature films. Our members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the United States ("U.S."), our members can receive DVDs delivered quickly to their homes.
We are a pioneer in the Internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for Internet-connected screens and have added increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their Internet-connected screens. As a result of these efforts, we have experienced growing consumer acceptance of, and interest in, the delivery of TV shows and movies directly over the Internet.
Our core strategy is to grow our streaming membership business globally within the parameters of our consolidated net income and operating segment contribution profit (loss) targets. We are continuously improving our members' experience by expanding our streaming content with a focus on a programming mix of content that delights our members. In addition, we are perpetually enhancing our user interface and extending our streaming service to more Internet-connected screens.
We continue to grow our streaming service both domestically and internationally. We began our international expansion with Canada in 2010 and have since launched our service globally, with the exception of The People's Republic of China and territories where U.S. companies are not allowed to operate. We have also expanded our streaming content offering to include more exclusive and original programming, including several Emmy, Golden Globe and Academy Award nominated original series and documentaries. Our original programming increasingly includes content that we produce.

BUSINESS SEGMENTS
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD. The Domestic streaming segment derives revenues from monthly membership fees for services consisting solely of streaming content to our members in the United States. The International streaming segment derives revenues from monthly membership fees for services consisting solely of streaming content to our members outside the United States. The Domestic DVD segment derives revenues from monthly membership fees for services consisting solely of DVD-by-mail. For additional information regarding our segments, including information about our financial results by geography, see Note 12 of Item 8, Financial Statements and Supplementary Data.

COMPETITION
The market for entertainment video is intensely competitive and subject to rapid change. We compete against other entertainment video providers, such as multichannel video programming distributors ("MVPDs"), Internet-based movie and TV content providers (including those that provide pirated content), video gaming providers and DVD rental outlets and more broadly against other sources of entertainment that our members could choose in their moments of free time. We also compete against entertainment video providers in obtaining content that our members love, both for licensed streaming content and for original content projects.
While consumers may maintain simultaneous relationships with multiple entertainment sources, we strive for consumers to choose us in their moments of free time. We have often referred to this choice as our objective of "winning moments of truth." In attempting to win these moments of truth with our members, we are continually improving our service, including both our technology and our content, which is increasingly exclusive and curated, and includes our own original programming.
SEASONALITY
Our membership growth exhibits a seasonal pattern that reflects variations when consumers buy Internet-connected screens and when they tend to increase their viewing. Historically, the first and fourth quarters (October through March)represent our greatest membership growth across our Domestic and International streaming segments and the fewest membership losses in our Domestic DVD segment. Our membership growth may be impacted by the release of certain high profile original content. Internationally, we expect each market to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.
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
EMPLOYEES
As of December 31, 2015, we had approximately 3,700 total employees. Of these employees, approximately 3,500 were full-time, including approximately 400 categorized as temporary.
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
Investors and others should note that we announce material financial information to our investors using our investor relations Web site (http://ir.netflix.com), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels listed on our investor relations Web site.

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
We have experienced significant membership growth over the past several years. Our ability to continue to attract members will depend in part on our ability to consistently provide our members with compelling content choices, as well as a quality experience for selecting and viewing TV shows and movies. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain memberships. Competitors include other entertainment video providers, such as MVPDs, Internet-based movie and TV content providers (including those that provide pirated content) and DVD rental outlets. If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members. In addition, many of our members are rejoining our service or originate from word-of-mouth advertising from existing members. If our efforts to satisfy our existing members are not successful, we may not be able to attract members, and as a result, our ability to maintain and/or grow our business will be adversely affected. Members cancel our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new memberships both to replace canceled memberships and to grow our business beyond our current membership base. If growth rates slow faster than expected, given, in particular that our content costs are largely fixed in nature and contracted over several years, we may not be able to adjust our expenditures or increase our (per membership) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operation may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing memberships and attracting new memberships, our business will be adversely affected. Further, if excessive numbers of members cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these members with new members.

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
In connection with obtaining streaming content, we typically enter into multi-year commitments with studios and other content providers, the payment terms of which are not tied to member usage or the size of our membership base (“fixed cost”) but which may be tied to such factors as titles licensed and/or theatrical exhibition receipts. Such commitments are included in the Contractual Obligations section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 6, Commitments and Contingencies in Item 8. Given the multiple-year duration and largely fixed cost nature of content commitments, if membership acquisition and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for certain content commitments, such as programming that is initially available in the applicable territory on our service (“original programming”), will typically require more up-front cash payments than other licensing agreements. To the extent membership and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and fixed cost nature of our content commitments may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. As we have expanded internationally, we have licensed content in advance of entering into a new geographical market. If we license content that is not favorably received by consumers in the applicable territory, or is unable to be shown in the applicable territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our content commitments, we may not be able to adjust our content offering quickly and our results of operation may be adversely impacted.
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
We are expanding our operations internationally, scaling our streaming service to effectively and reliably handle anticipated growth in both members and features related to our service, ramping up our ability to produce original content, as well as continuing to operate our DVD service within the U.S. As we expand internationally, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and Internet video, as well as differing legal and regulatory environments. As we scale our streaming service, we are developing technology and utilizing third-party “cloud” computing services. As we ramp up our original content production, we are building out expertise in a number of disciplines, including creative, marketing, legal, finance and other resources related to the development and physical production of content. If we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices related to our streaming operations and original content, our business may be adversely affected.
We could be subject to economic, political, regulatory and other risks arising from our international operations.
Operating in international markets requires significant resources and management attention and will subject us to regulatory, economic and political risks that may be different from or incremental to those in the U.S. In addition to the risks that we face in the U.S., our international operations involve risks that could adversely affect our business, including:

•
the need to adapt our content and user interfaces for specific cultural and language differences, including licensing a certain portion of our content assets before we have developed a full appreciation for its performance within a given territory;

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

•
regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction;

•	less favorable foreign intellectual property laws;

•
adverse tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes such as value-added tax or other indirect taxes, changes in tax laws or their interpretations, or the application of judgment in determining our global provision for income taxes and other tax liabilities given intercompany transactions and calculations where the ultimate tax determination is uncertain;

•
fluctuations in currency exchange rates, which we do not use foreign exchange contracts or derivatives to hedge against and which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

•	profit repatriation and other restrictions on the transfer of funds;

•	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;

•	new and different sources of competition;

•	censorship requirements that cause us to remove or edit popular content, leading to consumer disappointment or dissatisfaction with our service;

•	low usage and/or penetration of Internet- connected consumer electronic devices;

•	different and more stringent user protection, data protection, privacy and other laws;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•	integration and operational challenges as well as potential unknown liabilities in connection with companies we may acquire or control; and

•	differing, and often more lenient, laws and consumer understanding/attitudes regarding the illegality of piracy.
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
Changes in how we market our service could adversely affect our marketing expenses and membership levels may be adversely affected.
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
If companies that promote our service decide that we negatively impact their business, that they want to compete more directly with our business or enter a similar business or decide to exclusively support our competitors, we may no longer have access to such marketing channels. We also acquire a number of members who rejoin our service having previously cancelled their membership. If we are unable to maintain or replace our sources of members with similarly effective sources, or if the cost of our existing sources increases, our member levels and marketing expenses may be adversely affected
We face risks, such as unforeseen costs and potential liability in connection with content we acquire, produce, license and/or distribute through our service.
As a distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials and features on our Web site such as member reviews. As we expand our original programming, we have become responsible for production costs and other expenses, such as ongoing guild payments. We also take on risks associated with production, such as completion and key talent risk. To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on our service, or if we become liable for content we acquire, produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.

If studios, content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.
Our ability to provide our members with content they can watch depends on studios, content providers and other rights holders licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such licenses vary. If the studios, content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to stream content to our members will be adversely affected and/or our costs could increase. Many of the licenses for content provide for the studios or other content providers to withdraw content from our service relatively quickly. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we may see the cost of programming increase. As we seek to differentiate our service, we are increasingly focused on securing certain exclusive rights when obtaining content, including original content. We are also focused on programming an overall mix of content that delights our members in a cost efficient manner. Within this context, we are selective about the titles we add and renew to our service. If we do not maintain a compelling mix of content, our membership acquisition and retention may be adversely affected.
Music contained within content we distribute may require us to obtain licenses for such distribution. In this regard, we engage in negotiations with collection management organizations (“CMOs”) that hold certain rights to music interests in connection with streaming content into various territories. If we are unable to reach mutually acceptable terms with these organizations, we could become involved in litigation and/or could be enjoined from distributing certain content, which could adversely impact our business. Additionally, pending and ongoing litigation as well as negotiations between certain CMOs and other third parties in various territories could adversely impact our negotiations with CMOs, or result in music publishers represented by certain CMOs unilaterally withdrawing rights, and thereby adversely impact our ability to reach licensing agreements reasonably acceptable to us. Failure to reach such licensing agreements could expose us to potential liability for copyright infringement or otherwise increase our costs.
We rely upon a number of partners to make our service available on their devices.
We currently offer members the ability to receive streaming content through a host of Internet-connected screens, including TVs, digital video players, television set-top boxes and mobile devices. We have agreements with various cable, satellite and telecommunications operators to make our service available through the television set-top boxes of these service providers. We intend to continue to broaden our capability to instantly stream TV shows and movies to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory or other impediments to delivering our streaming content to our members via these devices, our ability to grow our business could be adversely impacted. Our agreements with our device partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities other than Netflix and while these entities should be responsible for the devices' performance, the connection between these devices and Netflix may nonetheless result in consumer dissatisfaction toward Netflix and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices. If partners do not update or otherwise modify their devices, our service and our members' use and enjoyment could be negatively impacted.
Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized disclosure of data, including member and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.
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
Our computer systems and those of third parties we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data. Any attempt by hackers to obtain our data (including member and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. To date hackers have not had a material impact on our service or systems however this is no assurance that hackers may not be successful in the future. Our insurance does not cover expenses related to such disruptions or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of memberships and adversely affect our business and results of operation.
We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party Web hosting provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks to help us stream TV shows and movies in high volume to Netflix members over the Internet. Problems faced by us or our third-party Web hosting, "cloud" computing, or other network providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact the experience of our members.
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
We utilize a combination of proprietary and third party technology to operate our business. This includes the technology that we have developed to recommend and merchandise content to our consumers as well as enable fast and efficient delivery of content to our members and their various consumer electronic devices. For example, we have built and deployed our own content-delivery network (“CDN”). To the extent Internet Service Providers ("ISPs") do not interconnect with our CDN, or if we experience difficulties in its operation, our ability to efficiently and effectively deliver our streaming content to our members could be adversely impacted and our business and results of operation could be adversely affected. Likewise, if our recommendation and merchandising technology does not enable us to predict and recommend titles that our members will enjoy, our ability to attract and retain members may be adversely affected. We also utilize third party technology to help market our service, process payments, and otherwise manage the daily operations of our business. If our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, our ability to operate our service, retain existing members and add new members may be impaired. Also, any harm to our members' personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.
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
Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. The failure to adopt laws protecting strong net neutrality could also increase the cost of doing business.  In the United States, on February 16, 2015, the Federal Communications Commission ("FCC") adopted net neutrality rules intended, in part, to prevent network operators from discriminating against legal traffic that transverse their networks and to prevent ISP abuses at interconnection points. The FCC's authority to adopt these rules is currently under review by the U.S. Court of Appeals for the District of

Columbia. To the extent network operators attempt to use this ruling to extract fees from us to deliver our traffic or otherwise engage in discriminatory practices, or if the U.S. Court of Appeals for the District of Columbia invalidates the rules, our business could be adversely impacted. Regulators outside the United States, including the European Union, have adopted or may adopt Network Neutrality rules. It is also possible that network neutrality rules may be nascent or non-existent in the global markets in which we operate. Within such a regulatory environment, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
Changes in how network operators handle and charge for access to data that travel across their networks could adversely impact our business.
We rely upon the ability of consumers to access our service through the Internet. If network operators block, restrict or otherwise impair access to our service over their networks, our service and business could be negatively affected. To the extent that network operators implement usage based pricing, including meaningful bandwidth caps, or otherwise try to monetize access to their networks by data providers, we could incur greater operating expenses and our membership acquisition and retention could be negatively impacted. Furthermore, to the extent network operators create tiers of Internet access service and either charge us for or prohibit us from being available through these tiers, our business could be negatively impacted.
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
Privacy concerns could limit our ability to collect and leverage our membership data and disclosure of membership data could adversely impact our business and reputation.
In the ordinary course of business and in particular in connection with merchandising our service to our members, we collect and utilize data supplied by our members. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the Internet regarding users' browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect and use data, could have an adverse effect on our business. In addition, if we were to disclose data about our members in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results. As our business evolves and as we expand internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses. For instance, in October 2015, the European Court of Justice overturned the E.U./U.S. Safe Harbor Program, under which companies were able to transfer personal data from the E.U. to the U.S. in a legally compliant manner. If other legally compliant forms of data transfer are similarly invalidated by courts or other authorities in the E.U., we may need to alter our business practices, and which may adversely affect our business.
Our reputation and relationships with members would be harmed if our membership data, particularly billing data, were to be accessed by unauthorized persons.
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

We are subject to payment processing risk.
Our members pay for our service using a variety of different payment methods, including credit and debit cards, gift cards, direct debit and online wallets.  We rely on internal systems as well as those of third parties to process payment.  Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees.  To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors and/or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted.   In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative consumer perceptions of our service.
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
From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. As we have grown, we have seen a rise in the number of litigation matters against us. These matters have included patent infringements as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, could occupy a significant amount of our management's time and attention and could negatively affect our business operations and financial position.

We may seek additional capital that may result in stockholder dilution or that may have rights senior to those of our common stockholders.
From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. The decision to obtain additional capital will depend on, among other things, our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
We have debt outstanding and may incur additional debt in the future, which may adversely affect our financial condition and future financial results.
As of December 31, 2015, we had $2,400 million aggregate principal amount of senior notes outstanding. Risks relating to our long-term indebtedness include:

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
The price at which our common stock has traded has fluctuated significantly. The price may continue to be volatile due to a number of factors including the following, some of which are beyond our control:

•	variations in our operating results, including our membership acquisition and retention, revenues, contribution profits, net income and free cash flow;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•	announcements of developments affecting our business, systems or expansion plans by us or others;

•	competition, including the introduction of new competitors, their pricing strategies and services;

•	market volatility in general;

•	the level of demand for our stock, including the amount of short interest in our stock; and

•	the operating results of our competitors.
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
Given the dynamic nature of our business, and the inherent limitations in predicting the future, forecasts of our revenues, contribution margins, net income and number of total and paid membership additions and other financial and operating data may differ materially from actual results. Such discrepancies could cause a decline in the trading price of our common stock.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Los Gatos, California and consist of leased space aggregating approximately 370,000 square feet. In the third quarter of 2015, the Company entered into additional lease agreements to expand its Los Gatos, California headquarters by approximately 260,000 square feet with a lease term of 10 years commencing after construction of the facilities, which is expected in late 2016.
In the United States, we lease other offices in various locations, including Beverly Hills, California for content acquisition, marketing and general and administrative operations and Fremont, California for our DVD operations. In the third quarter of 2015, the Company entered into an agreement to lease approximately 200,000 square feet in Los Angeles, California, with a lease term of 10 years commencing after the construction of the facility, which is expected to be in 2017. We also lease office space in other countries to support international streaming operations.
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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “NFLX”. The following table sets forth the intraday high and low sales prices per share of our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. The per share amounts are adjusted for our seven-for-one stock split that occurred in July 2015. Further information on the stock split can be found in Note 8 of Item 8, Financial Statements and Supplementary Data.

	2015		2014
	High	Low	High	Low
First quarter	$69.50	$45.26	$65.43	$45.58
Second quarter	100.89	58.46	64.40	42.79
Third quarter	129.29	85.50	69.90	58.93
Fourth quarter	133.27	96.26	66.86	45.08
Holders
As of January 27, 2016, there were approximately 237 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.
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
The following graph compares, for the five year period ended December 31, 2015, the total cumulative stockholder return on the Company’s common stock, as adjusted for the Stock Split, with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the S&P North American Technology Internet Index. The Company was added to the S&P 500 Index on December 18, 2010. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2010, December 31, 2011, December 31, 2012, December 31, 2013, December 31, 2014 and December 31, 2015. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the S&P North American Technology Internet Index, respectively, and reinvestment of any dividends. The S&P North American Technology Internet Index is a modified-capitalization weighted index of stocks representing the Internet industry, including Internet content and access providers, Internet software and services companies and e-commerce companies. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6.	Selected Financial Data
The following selected consolidated financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. The following amounts related to earnings per share and shares outstanding have been adjusted for the Stock Split for all periods reported, see Note 8 of Item 8, Financial Statements and Supplementary Data for further detail on the Stock Split.
Consolidated Statements of Operations:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share data)
Revenues	$6,779,511	$5,504,656	$4,374,562	$3,609,282	$3,204,577
Operating income	305,826	402,648	228,347	49,992	376,068
Net income	122,641	266,799	112,403	17,152	226,126
Earnings per share:
Basic	$0.29	$0.63	$0.28	$0.04	$0.61
Diluted	$0.28	$0.62	$0.26	$0.04	$0.59
Weighted-average common shares outstanding:
Basic	425,889	420,544	407,385	388,648	369,926
Diluted	436,456	431,894	425,327	412,327	380,585

Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net cash (used in) provided by operating activities	$(749,439)	$16,483	$97,831	$21,586	$317,712
Free cash flow (1)	(920,557)	(126,699)	(16,300)	(58,151)	186,550

(1)	See “Liquidity and Capital Resources” for a definition of “free cash flow” and a reconciliation of “free cash flow” to “net cash (used in) provided by operating activities.”
Consolidated Balance Sheets:

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Cash, cash equivalents and short-term investments	$2,310,715	$1,608,496	$1,200,405	$748,078	$797,811
Total content assets, net (1)	7,218,815	4,939,460	3,838,364	2,934,099	2,022,650
Working capital (1)	1,902,216	1,263,899	883,049	553,887	595,780
Total assets (1)	10,202,871	7,042,500	5,404,025	3,961,781	3,062,111
Long-term debt (1)	2,371,362	885,849	491,462	195,782	195,123
Long-term debt due to related party (1)	—	—	—	198,109	197,792
Non-current content liabilities	2,026,360	1,575,832	1,345,590	1,076,622	739,628
Total content liabilities	4,815,383	3,693,073	3,121,573	2,443,469	1,674,664
Total stockholders’ equity	2,223,426	1,857,708	1,333,561	744,673	642,810

(1) Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements. See Note 1 and Note 2 in Item 8, Financial Statements and Supplementary Data for further detail.

Other Data:

	As of / Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Net global streaming membership additions during period (1)	17,371	13,041	11,083	9,738	—
Global streaming memberships (1)	74,762	57,391	44,350	33,267	23,529

Prior to July 2011, in the U.S., our streaming and DVD-by-mail operations were combined and members could receive both streaming content and DVDs under a single “hybrid” plan. In July 2011, we separated the combined plans, making it necessary for members who wish to receive both DVDs-by-mail and streaming content to have two separate membership plans. Prior to these changes to our pricing and plan structure in 2011, we did not separately track streaming memberships.

(1)
A membership (also referred to as a subscription or a member) is defined as the right to receive the Netflix service following sign-up and a method of payment being provided. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by our internal systems, which utilize industry standard geo-location technology. We offer free-trial memberships to new and certain rejoining members. Total members include those who are on a free-trial as long as a method of payment has been provided. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the prepaid membership period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately except in limited circumstances where a short grace period is offered to ensure the streaming service is not interrupted for members who are impacted by payment processing delays by our banks or integrated payment partners. The number of members in a grace period at any given point is not material.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Results of Operations
The following represents our consolidated performance highlights:

	As of/ Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014	2014 vs. 2013
	(in thousands, except revenue per membership and percentages)
Global streaming memberships	74,762	57,391	44,350	30%	29%
Global streaming average monthly revenue per paying membership	$8.15	$8.20	$8.03	(1)%	2%
Revenues	$6,779,511	$5,504,656	$4,374,562	23%	26%
Operating income	$305,826	$402,648	$228,347	(24)%	76%
Net income	$122,641	$266,799	$112,403	(54)%	137%
Consolidated revenues for 2015 and 2014 increased as compared to prior years due to growth in global streaming average paying memberships, the majority of which was growth in our international memberships reflecting our expansion and focus on Netflix as a global Internet TV network. For the year ended December 31, 2015, the impact from membership growth was slightly offset by a decrease in average monthly revenue per paying streaming membership resulting from unfavorable foreign currency fluctuations impacting our International streaming segment. This was partially offset by increases resulting from price changes and plan mix. The decrease in operating income for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is due primarily to increased marketing and headcount costs to support our international expansion in addition to increased content expenses as we continue to acquire, license and produce content, including more Netflix originals. Net income is further impacted by the increase in interest expense associated with our debt issuance in the first quarter of 2015 as well as to an increase in losses on foreign currency denominated transactions.
We offer three types of streaming membership plans. In the U.S. our basic plan is priced at $7.99 per month and includes access to standard definition quality streaming on a single screen at a time. Our most popular streaming plan is priced at $9.99 per month and includes access to high definition quality streaming on two screens concurrently. Our premium plan is priced at $11.99 per month and includes access to high definition and ultra-high definition quality content on four screens concurrently. Internationally, the membership plans are structured similarly to the U.S. and range in price from the U.S. dollar equivalent of approximately $5.00 to $18.00 per month.
We expect that from time to time the prices of our membership plans in each country may change. For instance, in the second half of 2015, we increased the price of our two-screen high definition plan in the U.S. and several European countries. In May 2014, in the U.S., we increased the price of our high definition plan from $7.99 per month to $8.99 per month with existing memberships grandfathered for a two year period. In October 2015, in the U.S., we increased the price of this same high definition plan from $8.99 per month to $9.99 per month with existing memberships grandfathered for a one year period. In 2016, the grandfathered pricing period will expire for a substantial number of U.S. memberships and the members will have the option of electing the basic streaming plan at $7.99 or continuing on the high definition plan at the higher price of $9.99.

The following represents the key elements to our segment results of operations:

•
We define contribution profit (loss) as revenues less cost of revenues and marketing expenses incurred by the segment. We believe this is an important measure of our operating segment performance as it represents each segment's performance before global corporate costs.

•
For the Domestic and International streaming segments, content expenses, which include the amortization of the streaming content assets and other expenses associated with the licensing and acquisition of streaming content, represent the vast majority of cost of revenues. Streaming content rights were generally obtained for our current geographic regions. As we expanded internationally, we obtained additional rights for the new geographies. With our global expansion, we now aspire to obtain global rights for our new content. We allocate this content between the Domestic and International segments based on estimated fair market value. Other cost of revenues such as streaming delivery expenses, customer service and payment processing fees, including those we pay to our integrated payment partners, tend to be lower as a percentage of total cost of revenues as compared to content licensing expenses. We have built our own global content delivery network ("Open Connect") to help us efficiently stream a high volume of content to our members over the Internet. Streaming delivery expenses, therefore, also include equipment costs related to our content delivery network and all third-party costs, such as cloud computing costs, associated with delivering streaming content over the Internet. Cost of revenues in the Domestic DVD segment consist primarily of delivery expenses, content expenses, including amortization of DVD content assets and revenue sharing expenses, and other expenses associated with our DVD processing and customer service centers. Delivery expenses for the Domestic DVD segment consist of the postage costs to mail DVDs to and from our members and the packaging and label costs for the mailers.

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and payments made to our affiliates and device partners. Advertising expenses include promotional activities such as digital and television advertising. Payments to our affiliates and device partners include fixed fee and /or revenue sharing payments. Marketing expenses are incurred by our Domestic and International streaming segments given our focus on building consumer awareness of the streaming offerings and in particular our original content. Marketing expenses incurred by our International streaming segment have been significant and fluctuate dependent upon the number of international territories in which our streaming service is offered and the timing of the launch of new territories. We do not incur marketing expenses for the Domestic DVD segment.

•
We have demonstrated our ability to grow domestic streaming contribution margin as evidenced by the increase in contribution margin from 17% in 2012 to 33% in 2015. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment.

Segment Results

Domestic Streaming Segment

	As of/ Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	5,624	5,694	6,274	(70)	(1)%	(580)	(9)%
Memberships at end of period	44,738	39,114	33,420	5,624	14%	5,694	17%
Paid memberships at end of period	43,401	37,698	31,712	5,703	15%	5,986	19%
Average monthly revenue per paying membership	$8.50	$8.14	$7.97	$0.36	4%	$0.17	2%

Contribution profit:
Revenues	$4,180,339	$3,431,434	$2,751,375	$748,905	22%	$680,059	25%
Cost of revenues	2,487,193	2,201,761	1,863,376	285,432	13%	338,385	18%
Marketing	317,646	293,453	265,232	24,193	8%	28,221	11%
Contribution profit	1,375,500	936,220	622,767	439,280	47%	313,453	50%
Contribution margin	33%	27%	23%
Year ended December 31, 2015 as compared to the year ended December 31, 2014
In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members in the United States. Our two screen high definition plan continues to be the most popular plan choice for new memberships. The increase in our domestic streaming revenues was due to a 17% growth in the average number of paid memberships and a 4% increase in average monthly revenue per paying membership resulting from our price changes and plan mix.
The increase in domestic streaming cost of revenues was primarily due to a $208.1 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, we had a $37.9 million increase in streaming delivery expenses and a $39.4 million increase in other costs, such as payment processing fees and customer service call centers, due to our growing member base.
Domestic marketing expenses increased primarily due to an increase in advertising and public relations spending.
Our Domestic streaming segment had a contribution margin of 33% for the year ended December 31, 2015, which increased as compared to the contribution margin of 27% for the year ended December 31, 2014 due to growth in paid memberships and revenue, which continued to outpace content and marketing spending. Our 2020 domestic streaming contribution margin target remains at 40%.

Year ended December 31, 2014 as compared to the year ended December 31, 2013
The increase in our domestic streaming revenues was due to the 22% growth in the average number of paid memberships, as well as to the 2% increase in average monthly revenue per paying membership resulting from our price increase for new members in the second quarter of 2014 and introduction of the higher priced plan in 2013.
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

International Streaming Segment

	As of/ Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	11,747	7,347	4,809	4,400	60%	2,538	53%
Memberships at end of period	30,024	18,277	10,930	11,747	64%	7,347	67%
Paid memberships at end of period	27,438	16,778	9,722	10,660	64%	7,056	73%
Average monthly revenue per paying membership	$7.48	$8.34	$8.26	$(0.86)	(10)%	$0.08	1%

Contribution loss:
Revenues	$1,953,435	$1,308,061	$712,390	$645,374	49%	$595,671	84%
Cost of revenues	1,780,375	1,154,117	782,304	626,258	54%	371,813	48%
Marketing	506,446	313,733	204,418	192,713	61%	109,315	53%
Contribution loss	(333,386)	(159,789)	(274,332)	(173,597)	109%	114,543	(42)%
Contribution margin	(17)%	(12)%	(39)%
In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members outside the United States. We launched our streaming service in Canada in September 2010 and have continuously expanded our services internationally as shown below. In January 2016 we announced the availability of our streaming service virtually everywhere in the world, with the exception of The People's Republic of China and territories where U.S. companies are not allowed to operate.
Year ended December 31, 2015 as compared to the year ended December 31, 2014

The increase in our international revenues was due to the 66% growth in the average number of paid international memberships offset partially by a 10% decrease in average monthly revenue per paying membership. The decrease in average monthly revenue per paying membership was due to the impact of exchange rate fluctuations and to a lesser extent the impact of absorbing higher VAT rates across our European markets beginning January 1, 2015. These decreases were partially offset by our pricing changes and plan mix. We believe international revenues would have been approximately $331 million higher in 2015 if foreign exchange rates had remained consistent with those for the year ended December 31, 2014.
The increase in international cost of revenues was primarily due to a $522.1 million increase in content expenses primarily relating to expenses for territories launched in the last eighteen months, coupled with existing and new streaming content, including more exclusive and original programming. Other costs increased $104.2 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base, partially offset by decreases resulting from exchange rate fluctuations. Average paid international streaming memberships accounted for 35% of total average paid streaming memberships as of December 31, 2015, as compared to 27% of total average paid streaming memberships as of December 31, 2014.

International marketing expenses for the year ended December 31, 2015 increased as compared to the year ended December 31, 2014 mainly due to expenses for territories launched in the last eighteen months.
International contribution losses increased $173.6 million year over year due to our increased spending for our international expansion and the impact of foreign currency exchange rate fluctuations.

Year ended December 31, 2014 as compared to the year ended December 31, 2013
The increase in our international revenues was primarily due to the 82% growth in the average number of paid international memberships as well as the 1% increase in average monthly revenue per paying member resulting from the price increase on our most popular streaming plan and the introduction of the premium plan, offset partially by the impact of exchange rate fluctuations. Average paid international streaming memberships accounted for 27% of total average paid streaming memberships as of December 31, 2014, as compared to 20% of total average paid streaming memberships as of December 31, 2013.
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
International marketing expenses for the year ended December 31, 2014 increased as compared to the year ended December 31, 2013 mainly due to expenses for territories launched during 2014.
International contribution losses improved $114.5 million year over year, as a result of growing memberships and revenues faster than content and marketing spending.

Domestic DVD Segment

	As of/ Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(863)	(1,163)	(1,294)	(300)	(26)%	(131)	(10)%
Memberships at end of period	4,904	5,767	6,930	(863)	(15)%	(1,163)	(17)%
Paid memberships at end of period	4,787	5,668	6,765	(881)	(16)%	(1,097)	(16)%
Average monthly revenue per paying membership	$10.30	$10.29	$10.25	$0.01	—%	$0.04	—%

Contribution profit:
Revenues	$645,737	$765,161	$910,797	$(119,424)	(16)%	$(145,636)	(16)%
Cost of revenues	323,908	396,882	471,523	(72,974)	(18)%	(74,641)	(16)%
Marketing	—	—	292	—	—%	(292)	(100)%
Contribution profit	321,829	368,279	438,982	(46,450)	(13)%	(70,703)	(16)%
Contribution margin	50%	48%	48%
Year ended December 31, 2015 as compared to the year ended December 31, 2014
In the Domestic DVD segment, we derive revenues from our DVD-by-mail membership services. The price per plan for DVD-by-mail varies from $4.99 to $15.99 per month according to the plan chosen by the member. DVD-by-mail plans differ by the number of DVDs that a member may have out at any given point. Members electing access to high definition Blu-ray discs, in addition to standard definition DVDs, pay a surcharge ranging from $2 to $4 per month for our most popular plans.
The decrease in our domestic DVD revenues was due to a 16% decrease in the average number of paid memberships.
The decrease in domestic DVD cost of revenues was primarily due to a $21.0 million decrease in content expenses and a $38.9 million decrease in delivery expenses resulting from a 21% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships coupled with a decrease in usage by these members. Other costs, primarily those associated with processing and customer service expenses, decreased $13.1 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.

Our Domestic DVD segment had a contribution margin of 50% for the year ended December 31, 2015, up from 48% for the year ended December 31, 2014 due to the decrease in DVD usage by paying members.

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
Our Domestic DVD segment had a contribution margin of 48% for the year ended December 31, 2014, and was relatively flat as compared to the year ended December 31, 2013.

Consolidated Operating Expenses
Technology and Development
Technology and development expenses consist of payroll and related costs incurred in making improvements to our service offerings, including testing, maintaining and modifying our user interface, our recommendation, merchandising and streaming delivery technology and infrastructure. Technology and development expenses also include costs associated with computer hardware and software.

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(in thousands, except percentages)
Technology and development	$650,788	$472,321	$378,769	$178,467	38%	$93,552	25%
As a percentage of revenues	10%	9%	9%
Year ended December 31, 2015 as compared to the year ended December 31, 2014
The increase in technology and development expenses was primarily due to a $133.2 million increase in personnel-related costs resulting from an increase in compensation for existing employees and a 20% growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third party expenses, including costs associated with cloud computing, increased $23.8 million.
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

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(in thousands, except percentages)
General and administrative	$407,329	$269,741	$180,301	$137,588	51%	$89,440	50%
As a percentage of revenues	6%	5%	4%
Year ended December 31, 2015 as compared to the year ended December 31, 2014
General and administrative expenses increased primarily due to a $120.1 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 51% increase in average headcount primarily to support our international expansion and increased production of original content, and an increase in compensation for existing employees.

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

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(in thousands, except percentages)
Interest expense	$(132,716)	$(50,219)	$(29,142)	$82,497	164%	$21,077	72%
As a percentage of revenues	2%	1%	1%
Year ended December 31, 2015 as compared to the year ended December 31, 2014
Interest expense for the year ended December 31, 2015 consists primarily of $127.1 million of interest on our notes. The increase in interest expense for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is due to the higher aggregate principal of interest bearing notes outstanding.
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

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(in thousands, except percentages)
Interest and other income (expense)	$(31,225)	$(3,060)	$(3,002)	$(28,165)	(920)%	$(58)	(2)%
Year ended December 31, 2015 as compared to the year ended December 31, 2014
Interest and other income (expense) decreased for the year ended December 31, 2015 as compared to the prior year due to a $37.3 million foreign exchange loss, incurred primarily in the first quarter of 2015. The foreign exchange loss was primarily driven by the remeasurement of significant content liabilities denominated in currencies other than functional currencies in our European entities coupled with the strengthening of the U.S. dollar.

Year ended December 31, 2014 as compared to the year ended December 31, 2013
Interest and other income (expense) for the year ended December 31, 2014 was relatively flat as compared to the prior year. Losses on foreign currency denominated balances were $8.2 million and $8.4 million for the years ended December 31, 2014 and 2013, respectively.
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

Provision for Income Taxes

	Year Ended December 31,			Change
	2015	2014	2013	2015 vs. 2014		2014 vs. 2013
	(in thousands, except percentages)
Provision for income taxes	$19,244	$82,570	$58,671	$(63,326)	(77)%	23,899	41%
Effective tax rate	14%	24%	34%
Year ended December 31, 2015 as compared to the year ended December 31, 2014
The decrease in our effective tax rate for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is mainly due to an increase in R&D credits and a decrease in state and local income taxes.
In 2015, the difference between our 14% effective tax rate and the Federal statutory rate of 35% was $30.4 million primarily due to a $13.4 million release of tax reserves on previously unrecognized tax benefits as a result of an IRS audit settlement leading to the reassessment of our reserves for all open years, $16.5 million related to the retroactive reinstatement of the 2015 Federal research and development (“R&D”) credit and the California R&D credit; partially offset by state income taxes, foreign taxes and nondeductible expenses.
On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 (H.R. 2029) was signed into law which retroactively and permanently extended the Federal R&D credit from January 1, 2015. As a result, we recognized the retroactive benefit of the 2015 R&D credit as a discrete item in the fourth quarter of 2015, the period in which the legislation was enacted.

Year ended December 31, 2014 as compared to the year ended December 31, 2013
The decrease in our effective tax rate for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily attributable to the $38.6 million release of tax reserves on previously unrecognized tax benefits.
In 2014, the difference between our 24% effective tax rate and the federal statutory rate of 35% was $39.7 million primarily due to a $38.6 million release of tax reserves on previously unrecognized tax benefits as a result of an IRS Appeals settlement for the tax years 2008-2009 leading to the reassessment of our reserves for all open years, $10.7 million related to the retroactive reinstatement of the 2014 Federal R&D credit and the California R&D credit; partially offset by state income taxes, foreign taxes and nondeductible expenses.
On December 19, 2014, the Tax Increase Prevention Act of 2014 (H.R. 5771) was signed into law which retroactively extended the Federal R&D credit from January 1, 2014 through December 31, 2014. As a result, we recognized the retroactive benefit of the 2014 Federal R&D credit as a discrete item in the fourth quarter of 2014, the period in which the legislation was enacted.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments increased $702.2 million to $2,310.7 million from $1,608.5 million as of December 31, 2015 and 2014, respectively. In February 2015, we issued $1,500.0 million of long-term debt and in February 2014 we issued $400.0 million of long-term debt. The increases in cash in the year ended December 31, 2015 associated with the issuance of debt was partially offset by cash outflows from operations and investing activities. Long-term debt, net of debt issuance costs, was $2,371.4 million and $885.8 million as of December 31, 2015 and December 31, 2014, respectively. See Note 5 of Item 8, Financial Statements and Supplementary Data for additional information.
Our primary uses of cash include the acquisition, licensing and production of content, streaming delivery, marketing programs and payroll. Investments in original content and in particular content that we produce and own, require more cash upfront relative to licensed content. We expect to significantly increase our investments in global streaming content, particularly in original content, which could impact our liquidity and result in future negative free cash flows.
Although we currently anticipate that cash flows from operations, together with our available funds, will continue to be sufficient to meet our cash needs for at least the next twelve months, to fund our continued content investments, we are likely to raise additional capital in future periods. Our ability to obtain this, or any additional financing that we may choose to, or need to, obtain to finance our international expansion, or investment in original content or otherwise, will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

As of December 31, 2015, $200.3 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the amount associated with undistributed earnings for certain foreign subsidiaries. As of December 31, 2015, the amount associated with undistributed earnings for certain foreign subsidiaries for which we could be required to accrue and pay taxes is $65.3 million. See Note 10 of Item 8, Financial Statements and Supplementary Data for additional information.
Free Cash Flow
We define free cash flow as cash (used in) provided by operating and investing activities excluding the non-operational cash flows from purchases, maturities and sales of short-term investments. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments and for certain other activities. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow (used in) provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expense, non-cash stock-based compensation expense and other working capital differences. The excess content payments over expense is variable based on the payment terms of our content agreements and is expected to increase as we enter into more agreements with upfront cash payments, such as licensing and production of original content. In 2015, the ratio of content payments over content expense was between 1.3 and 1.4. Working capital differences include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly and deferred revenue is a source of cash flow.

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash (used in) provided by operating activities	$(749,439)	$16,483	$97,831
Net cash used in investing activities	(179,192)	(42,866)	(255,968)
Net cash provided by financing activities	1,640,277	541,712	476,264

Non-GAAP free cash flow reconciliation:
Net cash (used in) provided by operating activities	(749,439)	16,483	97,831
Acquisition of DVD content assets	(77,958)	(74,790)	(65,927)
Purchases of property and equipment	(91,248)	(69,726)	(54,143)
Other assets	(1,912)	1,334	5,939
Non-GAAP free cash flow	$(920,557)	$(126,699)	$(16,300)

Year ended December 31, 2015 as compared to the year ended December 31, 2014

Cash provided by operating activities decreased $765.9 million resulting in net cash used in operating activities of $749.4 million for the year ended December 31, 2015. The significant net cash used in operations is due primarily to the increase in investments in streaming content that requires more upfront payments. The payments for content excluding DVD assets increased $1,374.8 million or 40%. In addition we had increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $1,274.9 million or 23% increase in revenues.
Cash used in investing activities increased $136.3 million, primarily due to a decrease of $108.4 million in the proceeds from sales and maturities of short-term investments, net of purchases. In addition, purchases of property and equipment increased by $21.5 million.
Cash provided by financing activities increased $1,098.6 million primarily due to the $1,482.4 million net proceeds from the issuance of the 5.50% Notes and the 5.875% Notes in the year ended December 31, 2015 as compared to the $392.9 million net proceeds from the issuance of the 5.750% Notes in the year ended December 31, 2014.
Free cash flow was $1,043.2 million lower than net income for the year ended December 31, 2015 primarily due to $1,209.4 million of content cash payments over expense partially offset by $124.7 million of non-cash stock-based compensation expense and $41.5 million of favorable other working capital differences.

Free cash flow was $393.5 million lower than net income for the year ended December 31, 2014 primarily due to $534.2 million of content cash payments over expense partially offset by $115.2 million of non-cash stock-based compensation expense and $25.5 million of favorable other working capital differences.

Year ended December 31, 2014 as compared to the year ended December 31, 2013

Cash provided by operating activities decreased $81.3 million, primarily due to increased payments for content other than DVD assets of $835.1 million or 32%, as well as increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $1,130.1 million or 26% increase in revenues.
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

Contractual Obligations
For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of December 31, 2015. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2015:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$10,902,231	$4,703,172	$5,249,147	$891,864	$58,048
Debt (2)	3,425,813	135,375	270,750	270,750	2,748,938
Lease obligations (3)	529,744	42,545	112,826	104,996	269,377
Other purchase obligations (4)	322,793	217,004	105,275	170	344
Total	$15,180,581	$5,098,096	$5,737,998	$1,267,780	$3,076,707

(1)
As of December 31, 2015, streaming content obligations were comprised of $2.8 billion included in "Current content liabilities" and $2.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $6.1 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.

Streaming content obligations increased $1.4 billion from $9.5 billion as of December 31, 2014 to $10.9 billion as of December 31, 2015 primarily due to multi-year commitments primarily associated with the continued expansion of our exclusive and original programing.
Streaming content obligations include amounts related to the acquisition, licensing and production of streaming content. An obligation for the production of content includes non-cancelable commitments under creative talent and employment agreements. An obligation for the acquisition and licensing of content is incurred at the time we enter into an agreement to obtain future titles. Once a title becomes available, a content liability is recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and / or fees for which are not yet determinable as of the reporting date. Traditional film output deals, like the U.S. output deal with Disney, or certain TV series license agreements where the number of seasons to be aired is unknown, are examples of these types of agreements. The contractual obligations table above does not include any estimated obligation for the unknown future titles, payment for which could range from less than one year to more than five years. However, these unknown obligations are expected to be significant and we believe could include approximately $3 billion to $5 billion over the next three years, with the payments for the vast majority of such amounts expected to occur after the next twelve months. The foregoing range is based on considerable management judgments and the actual amounts may differ. Once we know the title that we will receive and the license fees, we include the amount in the contractual obligations table above.

(2)	Long-term debt obligations include our Notes consisting of principal and interest payments. See Note 5 of Item 8, Financial Statements and Supplementary Data for further details.

(3)
Lease obligations include lease financing obligations of $21.1 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $428.7 million for our expanded headquarters in Los Gatos, California and our new office space in Los Angeles, California and other commitments of $79.9 million for facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2028.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of December 31, 2015, we had gross unrecognized tax benefits of $17.1 million of which $3.6 million was recorded in "Accrued Expenses" in the Consolidated Balance Sheets. For the remaining $13.5 million, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes, therefore, such amounts are not included in the above contractual obligation table.
Off-Balance Sheet Arrangements
We do not have transactions with unconsolidated entities, such as entities often referred to as structured finance or special purpose entities, whereby we have financial guarantees, subordinated retained interests, derivative instruments, or other contingent arrangements that expose us to material continuing risks, contingent liabilities, or any other obligation under a variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to us.
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

Streaming Content

We acquire, license and produce content, including original programming, in order to offer our members unlimited viewing of TV shows and films. The content licenses are for a fixed fee and specific windows of availability. Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the amortization expense. Payments for content, including additions to streaming assets and the changes in related liabilities, are classified within "Net cash (used in) provided by operating activities" on the Consolidated Statements of Cash Flows.
For licenses we capitalize the fee per title and record a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known and the title is accepted and available for streaming. The portion available for streaming within one year is recognized as “Current content assets, net” and the remaining portion as “Non-current content assets, net” on the Consolidated Balance Sheets.
For productions we capitalize costs associated with the production, including development cost and direct costs. We include these amounts in "Non-current content assets, net" on the Consolidated Balance Sheets. Participations and residuals are expensed in line with the amortization of production costs.
Based on factors including historical and estimated viewing patterns, we amortize the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations, over the shorter of each title's contractual window of availability or estimated period of use, beginning with the month of first availability. The amortization period typically ranges from six months to five years. For most of our content, we amortize on a straight-line basis. For certain content where we expect more upfront viewing, due to the additional merchandising and marketing efforts, we amortize on an accelerated basis. We review factors that impact the amortization of the content assets on a regular basis, including changes in merchandising and marketing efforts. Our estimates related to these factors require considerable management judgment.  Changes in our estimates could have a significant impact on our future results of operations. In the third quarter of 2015, we changed the amortization method of certain content given changes in estimated viewing patterns of this content. The effect of this change in estimate was a $25.5 million increase in cost of revenues in the Domestic streaming segment, for the year ended December 31, 2015.
Content assets are stated at the lower of unamortized cost or net realizable value, which approximates fair value of the capitalized costs for produced content. Content assets are reviewed in aggregate at the operating segment level for write-down when an event or change in circumstances indicates a change in the expected usefulness of the content. Unamortized costs for assets that have been, or are expected to be, abandoned are written off. No material write-down from unamortized cost to a lower net realizable value was recorded in any of the periods presented.
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
Income Taxes
We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. There was no valuation allowance as of December 31, 2015 or 2014.
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

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2015, our estimated gross unrecognized tax benefits were $17.1 million of which $13.5 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 10 of Item 8, Financial Statements and Supplementary Data for further information regarding income taxes.
Stock-Based Compensation
We grant fully vested non-qualified stock options to our employees on a monthly basis. As a result of immediate vesting, stock-based compensation expense is fully recognized on the grant date, and no estimate is required for post-vesting option forfeitures. Stock-based compensation expense at the grant date is based on the total number of options granted and an estimate of the fair value of the awards.
We calculate the fair value of our stock option grants using a lattice-binomial model. This model requires the input of highly subjective assumptions. Changes in the subjective input assumptions can materially affect the estimate of fair value of options granted and our results of operations could be impacted.

•
Expected Volatility: Prior to January 1, 2015, our computation of expected volatility was based on a blend of historical volatility of our common stock and implied volatility of tradable forward call options to purchase shares of our common stock, as low trade volume of our tradable forward call options prior to 2011 precluded sole reliance on implied volatility. Beginning on January 1, 2015, expected volatility is based solely on implied volatility. We believe that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, given consistently high trade volumes of the options, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. An increase/decrease of 10% in our computation of expected volatility would increase/decrease the total stock-based compensation expense by approximately $10.6 million for the year ended December 31, 2015.

•
Suboptimal Exercise Factor: Our computation of the suboptimal exercise factor is based on historical and estimated option exercise behavior. Prior to January 1, 2015, we bifurcated its option grants into two employee groupings (executive and non-executive) to determine the suboptimal exercise factor. Beginning on January 1, 2015, we began aggregating employee groupings for its determination of the suboptimal exercise factor as the previous bifurcation into two groupings did not have a material impact on the fair value of the options granted. An increase/decrease in the suboptimal exercise factor of 10% would increase/decrease the total stock-based compensation expense by approximately $4.3 million for the year ended December 31, 2015.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to interest rate changes and the corresponding changes in the market values of our investments, debt and foreign currency fluctuations.
Interest Rate Risk
The primary objective of our investment activities is to preserve principal, while at the same time maximizing income we receive from investments without significantly increased risk. To achieve this objective, we follow an established investment policy and set of guidelines to monitor and help mitigate our exposure to interest rate and credit risk. The policy sets forth credit quality standards and limits our exposure to any one issuer, as well as our maximum exposure to various asset classes. We maintain a portfolio of cash equivalents and short-term investments in a variety of securities. These securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses, net of tax, included in “Accumulated other comprehensive loss” within Stockholders' equity in the Consolidated Balance Sheets.
For the year ended December 31, 2015, we had no impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. Some of the securities we invest in may be subject to market risk due to changes in prevailing interest rates which may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. At December 31, 2015, our cash equivalents were generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments were comprised of corporate debt securities, government and agency securities and asset backed securities.
Changes in interest rates could adversely affect the market value of the securities we hold that are classified as short-term investments. The table below separates these investments, based on stated maturities, to show the approximate exposure to interest rates as of December 31, 2015.

(in thousands)
Due within one year	$137,927
Due after one year and through 5 years	363,458
Total	$501,385
A sensitivity analysis was performed on our investment portfolio as of December 31, 2015. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.
The following table presents the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of December 31, 2015:

Fair Value as of December 31, 2015 (in thousands)
-150 BPS	-100 BPS	-50 BPS	+50 BPS	+100 BPS	+150 BPS
$509,125	$507,746	$504,661	$498,103	$494,824	$491,545

 Based on investment positions as of December 31, 2015, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $6.6 million incremental decline in the fair market value of the portfolio. As of December 31, 2014, a similar 100 basis point increase in the yield curve would have resulted in a $5.9 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

As of December 31, 2015, we had $2.4 billion of debt, consisting of fixed rate unsecured debt in four tranches: $500.0 million of 5.375% notes due in 2021; $400.0 million of 5.750% notes due in 2024; $700.0 million of 5.50% notes due in 2022; and $800.0 million of 5.875% notes due in 2025. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Foreign Currency Risk

International revenues and cost of revenues account for 29% and 39%, respectively of consolidated amounts for the year ended December 31, 2015. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese Yen and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. For the year ended December 31, 2015, we believe our international revenues would have been approximately $331 million higher had foreign currency exchange rates remained consistent with those for the year ended December 31, 2014.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the year ended December 31, 2015, we recognized a $37.3 million foreign exchange loss which resulted primarily from the remeasurement of significant content liabilities denominated in currencies other than functional currencies in our European entities coupled with the strengthening of the U.S. dollar.
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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)	Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Netflix, Inc.

We have audited Netflix, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Netflix, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Netflix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Netflix, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Netflix, Inc. and our report dated January 28, 2016 expressed an unqualified opinion thereon.

San Jose, California January 28, 2016	/s/ Ernst & Young LLP

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
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
See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

NETFLIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Netflix, Inc.

We have audited the accompanying consolidated balance sheets of Netflix, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netflix, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Netflix, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated January 28, 2016 expressed an unqualified opinion thereon.

San Jose, California January 28, 2016	/s/ Ernst & Young LLP

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2015	2014	2013
Revenues	$6,779,511	$5,504,656	$4,374,562
Cost of revenues	4,591,476	3,752,760	3,117,203
Marketing	824,092	607,186	469,942
Technology and development	650,788	472,321	378,769
General and administrative	407,329	269,741	180,301
Operating income	305,826	402,648	228,347
Other income (expense):
Interest expense	(132,716)	(50,219)	(29,142)
Interest and other income (expense)	(31,225)	(3,060)	(3,002)
Loss on extinguishment of debt	—	—	(25,129)
Income before income taxes	141,885	349,369	171,074
Provision for income taxes	19,244	82,570	58,671
Net income	$122,641	$266,799	$112,403
Earnings per share:
Basic	$0.29	$0.63	$0.28
Diluted	$0.28	$0.62	$0.26
Weighted-average common shares outstanding:
Basic	425,889	420,544	407,385
Diluted	436,456	431,894	425,327

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2015	2014	2013
Net income	$122,641	$266,799	$112,403
Other comprehensive income (loss):
Foreign currency translation adjustments	(37,887)	(7,768)	1,772
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $(598), $(156), and $(697), respectively	(975)	(253)	(1,116)
Total other comprehensive income (loss)	(38,862)	(8,021)	656
Comprehensive income	$83,779	$258,778	$113,059

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income	$122,641	$266,799	$112,403
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Additions to streaming content assets	(5,771,652)	(3,773,019)	(3,030,701)
Change in streaming content liabilities	1,162,413	593,125	673,785
Amortization of streaming content assets	3,405,382	2,656,279	2,121,981
Amortization of DVD content assets	79,380	71,491	71,325
Depreciation and amortization of property, equipment and intangibles	62,283	54,028	48,374
Stock-based compensation expense	124,725	115,239	73,100
Excess tax benefits from stock-based compensation	(80,471)	(89,341)	(81,663)
Other non-cash items	31,628	15,282	5,332
Loss on extinguishment of debt	—	—	25,129
Deferred taxes	(58,655)	(30,063)	(22,044)
Changes in operating assets and liabilities:
Other current assets	18,693	(9,198)	43,177
Accounts payable	51,615	83,812	18,374
Accrued expenses	48,810	55,636	1,941
Deferred revenue	72,135	58,819	46,295
Other non-current assets and liabilities	(18,366)	(52,406)	(8,977)
Net cash (used in) provided by operating activities	(749,439)	16,483	97,831
Cash flows from investing activities:
Acquisition of DVD content assets	(77,958)	(74,790)	(65,927)
Purchases of property and equipment	(91,248)	(69,726)	(54,143)
Other assets	(1,912)	1,334	5,939
Purchases of short-term investments	(371,915)	(426,934)	(550,264)
Proceeds from sale of short-term investments	259,079	385,300	347,502
Proceeds from maturities of short-term investments	104,762	141,950	60,925
Net cash used in investing activities	(179,192)	(42,866)	(255,968)
Cash flows from financing activities:
Proceeds from issuance of common stock	77,980	60,544	124,557
Proceeds from issuance of debt	1,500,000	400,000	500,000
Issuance costs	(17,629)	(7,080)	(9,414)
Redemption of debt	—	—	(219,362)
Excess tax benefits from stock-based compensation	80,471	89,341	81,663
Principal payments of lease financing obligations	(545)	(1,093)	(1,180)
Net cash provided by financing activities	1,640,277	541,712	476,264
Effect of exchange rate changes on cash and cash equivalents	(15,924)	(6,686)	(3,453)
Net increase in cash and cash equivalents	695,722	508,643	314,674
Cash and cash equivalents, beginning of year	1,113,608	604,965	290,291
Cash and cash equivalents, end of year	$1,809,330	$1,113,608	$604,965
Supplemental disclosure:
Income taxes paid	$27,658	$50,573	$7,465
Interest paid	111,761	41,085	19,114
Investing activities included in liabilities	18,824	23,802	11,508
See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,809,330	$1,113,608
Short-term investments	501,385	494,888
Current content assets, net	2,905,998	2,166,134
Other current assets	215,127	152,423
Total current assets	5,431,840	3,927,053
Non-current content assets, net	4,312,817	2,773,326
Property and equipment, net	173,412	149,875
Other non-current assets	284,802	192,246
Total assets	$10,202,871	$7,042,500
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$2,789,023	$2,117,241
Accounts payable	253,491	201,581
Accrued expenses	140,389	69,746
Deferred revenue	346,721	274,586
Total current liabilities	3,529,624	2,663,154
Non-current content liabilities	2,026,360	1,575,832
Long-term debt	2,371,362	885,849
Other non-current liabilities	52,099	59,957
Total liabilities	7,979,445	5,184,792
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2015 and 2014; no shares issued and outstanding at December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 4,990,000,000 and 160,000,000 shares authorized at December 31, 2015 and December 31, 2014, respectively; 427,940,440 and 422,910,887 issued and outstanding at December 31, 2015 and December 31, 2014, respectively	1,324,809	1,042,870
Accumulated other comprehensive loss	(43,308)	(4,446)
Retained earnings	941,925	819,284
Total stockholders’ equity	2,223,426	1,857,708
Total liabilities and stockholders’ equity	$10,202,871	$7,042,500

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock and Additional Paid-in Capital		Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2012	389,110,169	$301,672	$2,919	$440,082	$744,673
Net income	—	—	—	112,403	112,403
Other comprehensive income	—	—	656	—	656
Issuance of common stock upon exercise of options	11,821,418	124,557	—	—	124,557
Note conversion	16,317,420	198,208	—	—	198,208
Stock-based compensation expense	—	73,100	—	—	73,100
Excess stock option income tax benefits	—	79,964	—	—	79,964
Balances as of December 31, 2013	417,249,007	$777,501	$3,575	$552,485	$1,333,561
Net income	—	—	—	266,799	266,799
Other comprehensive loss	—	—	(8,021)	—	(8,021)
Issuance of common stock upon exercise of options	5,661,880	61,190	—	—	61,190
Stock-based compensation expense	—	115,239	—	—	115,239
Excess stock option income tax benefits	—	88,940	—	—	88,940
Balances as of December 31, 2014	422,910,887	$1,042,870	$(4,446)	$819,284	$1,857,708
Net income	—	—	—	122,641	122,641
Other comprehensive loss	—	—	(38,862)	—	(38,862)
Issuance of common stock upon exercise of options	5,029,553	77,334	—	—	77,334
Stock-based compensation expense	—	124,725	—	—	124,725
Excess stock option income tax benefits	—	79,880	—	—	79,880
Balances as of December 31, 2015	427,940,440	$1,324,809	$(43,308)	$941,925	$2,223,426

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Description of Business
Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is the world’s leading Internet television network with over 75 million streaming members in over 190 countries enjoying more than 125 million hours of hours of TV shows and movies per day, including original series, documentaries and feature films. Members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the United States ("U.S."), members can receive DVDs.
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
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the amortization policy for the streaming content assets; the recognition and measurement of income tax assets and liabilities; and the valuation of stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from these estimates.
Stock Split
On July 14, 2015, the Company completed a seven-for-one stock split in the form of a stock dividend. References made to outstanding shares or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this seven-for-one stock split. The number of authorized shares as reflected on the Consolidated Balance Sheets was not affected by the stock split and accordingly has not been adjusted. See Note 8 for additional information.
Accounting Guidance Adopted in 2015
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-05, Customer's Accounting for Fees Paid in a Cloud Computing Arrangement, which provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The Company elected to early adopt the ASU in the third quarter of 2015 and has applied the guidance prospectively to all arrangements. The impact of the adoption of the ASU was not material to the Company's consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs which changes the presentation of debt issuance costs in financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The Company elected to early adopt ASU 2015-03 as of December 31, 2015, and retrospectively reclassifed $14.2 million of debt issuance costs associated with the Company's long-term debt as of December 31, 2014 from other non-current assets to long-term debt.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes to simplify the presentation of deferred income taxes. The amendments in this update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The Company has elected to early adopt ASU 2015-17 as of December 31, 2015 and retrospectively applied ASU 2015-17 to all periods presented. As of December 31, 2014 the Company reclassified $13.4 million of deferred tax assets from "Other current assets" to "Other non-current assets" on the Consolidated Balance Sheets.
Accounting Guidance Not Yet Adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date of December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.
Cash Equivalents and Short-term Investments
The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company also classifies amounts in transit from payment processors for customer credit card and debit card transactions as cash equivalents.
The Company classifies short-term investments, which consist of marketable securities with original maturities in excess of 90 days as available-for-sale. Short-term investments are reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive loss” within Stockholders’ equity in the Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in “Interest and other income (expense)” in the Consolidated Statements of Operations. The Company uses the specific identification method to determine cost in calculating realized gains and losses upon the sale of short-term investments.
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

Streaming Content
The Company acquires, licenses and produces content, including original programming, in order to offer members unlimited viewing of TV shows and films. The content licenses are for a fixed fee and specific windows of availability. Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the amortization expense. Payments for content, including additions to streaming assets and the changes in related liabilities, are classified within "Net cash (used in) provided by operating activities" on the Consolidated Statements of Cash Flows.
For licenses, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known and the title is accepted and available for streaming. The portion available for streaming within one year is recognized as “Current content assets, net” and the remaining portion as “Non-current content assets, net” on the Consolidated Balance Sheets.
For productions, the Company capitalizes costs associated with the production, including development cost and direct costs. These amounts are included in "Non-current content assets, net" on the Consolidated Balance Sheets. Participations and residuals are expensed in line with the amortization of production costs.
Based on factors including historical and estimated viewing patterns, the Company amortizes the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations over the shorter of each title's contractual window of availability or estimated period of use, beginning with the month of first availability. The amortization period typically ranges from six months to five years. For most of the content, the Company amortizes on a straight-line basis. For certain content where the Company expects more upfront viewing, due to the additional merchandising and marketing efforts, the amortization is on an accelerated basis. The Company reviews factors impacting the amortization of the content assets on a regular basis, including changes in merchandising and marketing efforts. The Company's estimates related to these factors require considerable management judgment.  Changes in estimates could have a significant impact on the Company's future results of operations. In the third quarter of 2015, the Company changed the amortization method of certain content given changes in estimated viewing patterns of this content. The effect of this change in estimate was a $25.5 million decrease in operating income and a $15.8 million decrease in net income for the year ended December 31, 2015. The effect on both basic earnings per share and diluted earnings per share was a decrease of $0.04 for the year ended December 31, 2015.
Content assets are stated at the lower of unamortized cost or net realizable value which approximates fair value of the capitalized costs for produced content. Content assets are reviewed in aggregate at the operating segment level for write-down when an event or change in circumstances indicates a change in the expected usefulness of the content. Unamortized costs for assets that have been or are expected to be abandoned are written off. No material write-down from unamortized cost to a lower net realizable value was recorded in any of the periods presented.
The Company has entered into certain licenses with collective management organizations ("CMOs"), and are currently involved in negotiations with other CMOs, that hold certain rights to music and other entertainment works "publicly performed" in connection with streaming content into various territories. Accruals for estimated license fees are recorded and then adjusted based on any changes in estimates. These amounts are included in the streaming content obligations. The results of these negotiations are uncertain and may be materially different from management's estimates.

DVD Content
The Company acquires DVD content for the purpose of renting such content to its domestic DVD members and earning membership rental revenues, and, as such, the Company considers its direct purchase DVD assets to be a productive asset. Accordingly, the Company classifies its DVD assets in “Non-current content assets, net” on the Consolidated Balance Sheets. The acquisition of DVD content assets, net of changes in related liabilities, is classified within cash used in investing activities on the Consolidated Statements of Cash Flows because the DVD content assets are considered a productive asset. Other companies in the in-home entertainment video industry classify these cash flows as operating activities. The Company amortizes its direct purchase DVDs on an accelerated basis over their estimated useful lives, which range from one year to two years. The Company also obtains DVD content through revenue sharing agreements with studios and other content providers. Revenue sharing obligations are expensed as incurred based on shipments.
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
Revenue Recognition
Revenues are recognized ratably over each monthly membership period. Revenues are presented net of the taxes that are collected from members and remitted to governmental authorities. Deferred revenue consists of membership fees billed that have not been recognized and gift and other prepaid memberships that have not been redeemed.
Marketing
Marketing expenses consist primarily of advertising expenses and also include payments made to the Company’s affiliates and consumer electronics partners. Advertising expenses include promotional activities such as digital and television advertising. Advertising costs are expensed as incurred. Advertising expenses were $714.3 million, $533.1 million and $404.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Foreign Currency
The functional currency for the Company's subsidiaries is determined based on the primary economic environment in which the subsidiary operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in cumulative translation adjustment included in "Accumulated other comprehensive loss" in Stockholders’ equity on the Consolidated Balance Sheets.
Prior to January 1, 2015, the functional currency of certain of the Company's European entities was the British pound. The Company changed the functional currency of these entities to the euro effective January 1, 2015 following the redomiciliation of the European headquarters and the launch of the Netflix service in several significant European countries. The change in functional currency was applied prospectively from January 1, 2015. Monetary assets and liabilities have been remeasured to the euro at current exchange rates. Non-monetary assets and liabilities have been remeasured to the euro using the exchange rate effective for the period in which the balance arose. As a result of this change of functional currency, the Company recorded a $21.8 million cumulative translation adjustment included in other comprehensive loss for year ended December 31, 2015.
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in interest and other income (expense). Foreign currency transactions resulted in losses of $37.3 million, $8.2 million, and $8.4 million for the years ended December 31, 2015, 2014, and 2013 respectively.
Earnings Per Share
In June 2015, the Company's Board of Directors declared a seven-for-one stock split in the form of a stock dividend that was paid on July 14, 2015 to all shareholders of record as of July 2, 2015 ("Stock Split").
Outstanding share and per-share amounts disclosed for all periods provided have been retroactively adjusted to reflect the effects of the Stock Split.
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential common shares outstanding during the period. Potential common shares consist of shares issuable upon the assumed conversion of the Company’s Convertible Notes (prior to the conversion of such notes in April 2013) and incremental shares issuable upon the assumed exercise of stock options. The computation of earnings per share, as adjusted for the Stock Split, is as follows:

	Year ended December 31,
	2015	2014	2013
	(in thousands, except per share data)
Basic earnings per share:
Net income	$122,641	$266,799	$112,403
Shares used in computation:
Weighted-average common shares outstanding	425,889	420,544	407,385
Basic earnings per share	$0.29	$0.63	$0.28
Diluted earnings per share:
Net income	$122,641	$266,799	$112,403
Convertible Notes interest expense, net of tax	—	—	49
Numerator for diluted earnings per share	122,641	266,799	112,452
Shares used in computation:
Weighted-average common shares outstanding	425,889	420,544	407,385
Convertible Notes shares	—	—	5,007
Employee stock options	10,567	11,350	12,935
Weighted-average number of shares	436,456	431,894	425,327
Diluted earnings per share	$0.28	$0.62	$0.26

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation, as adjusted for the Stock Split:

	Year ended December 31,
	2015	2014	2013
	(in thousands)
Employee stock options	517	917	1,386
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
In addition to the retrospective adoption of ASU 2015-03 and ASU 2015-17 as detailed in Note 1, certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements.
Specifically, the Company reclassified prepaid content from "Other current assets" on the Consolidated Balance Sheets to "Current content assets, net". The reclassifications for the years ended December 31, 2014 and 2013, were $40.4 million and $40.9 million respectively. The Company also reclassified the change in prepaid content of $0.4 million and $19.1 million for the years ended December 31, 2014 and 2013, respectively, from "Other current assets" to "Additions to streaming content assets" on the Consolidated Statements of Cash Flows.

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

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
	(in thousands)
Cash	$1,708,220	$—	$—	$1,708,220	$1,706,592	$—	$1,628
Level 1 securities:
Money market funds	107,199	—	—	107,199	102,738	—	4,461
Level 2 securities:
Corporate debt securities	240,867	154	(409)	240,612	—	240,612	—
Government securities	235,252	—	(1,046)	234,206	—	234,206	—
Agency securities	26,576	—	(9)	26,567	—	26,567	—
Total	$2,318,114	$154	$(1,464)	$2,316,804	$1,809,330	$501,385	$6,089

	As of December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
	(in thousands)
Cash	$1,007,543	$—	$—	$1,007,543	$1,007,543	$—	$—
Level 1 securities:
Money market funds	111,759	—	—	111,759	106,065	—	5,694
Level 2 securities:
Corporate debt securities	295,500	432	(199)	295,733	—	295,733	—
Government securities	168,749	120	(95)	168,774	—	168,774	—
Asset and mortgage-backed securities	112	—	—	112	—	112	—
Certificate of deposits	3,600	—	—	3,600	—	3,600	—
Agency securities	26,665	5	(1)	26,669	—	26,669	—
Total	$1,613,928	$557	$(295)	$1,614,190	$1,113,608	$494,888	$5,694
(1) Primarily restricted cash that is related to workers compensation deposits and letter of credit agreements.
Fair value is a market-based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability. The hierarchy level assigned to each security in the Company’s available-for-sale portfolio and cash equivalents is based on its assessment of the transparency and reliability of the inputs used in the valuation of such instrument at the measurement date. The fair value of available-for-sale securities and cash equivalents included in the Level 1 category is based on quoted prices that are readily and regularly available in an active market. The fair value of available-for-sale securities included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. These values were obtained from an independent pricing service and were evaluated using pricing models that vary by asset class and may incorporate available trade, bid and other market information and price quotes from well-established independent pricing vendors and broker-dealers. The Company’s procedures include controls to ensure that appropriate fair values are recorded, such as comparing prices obtained from multiple independent sources. See Note 5 to the consolidated financial statements for further information regarding the fair value of the Company’s senior notes.
Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at December 31, 2015. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the years ended December 31, 2015, 2014 or 2013.
There were no material gross realized gains or losses from the sale of available-for-sale investments in the years ended December 31, 2015, 2014 and 2013. Realized gains and losses and interest income are included in interest and other income.
The estimated fair value of short-term investments by contractual maturity as of December 31, 2015 is as follows:

(in thousands)
Due within one year	$137,927
Due after one year and through 5 years	363,458
Total short-term investments	$501,385

4.	Balance Sheet Components
Content Assets
Content assets consisted of the following:

	As of December 31,
	2015	2014
	(in thousands)
Total content assets, gross	$12,284,097	$8,537,835
Accumulated amortization	(5,065,282)	(3,598,375)
Total content assets, net	7,218,815	4,939,460
Current content assets, net	2,905,998	2,166,134
Non-current content assets, net	$4,312,817	$2,773,326

The vast majority of content assets relate to licensed streaming content. Total content assets also include costs capitalized for production of original content, prepaid content and DVD content.

 Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of December 31,		Estimated Useful Lives (in Years)
	2015	2014
	(in thousands)
Information technology assets	$194,054	$189,274	3 years
Furniture and fixtures	30,914	25,758	3 years
Building	40,681	40,681	30 years
Leasehold improvements	107,793	57,339	Over life of lease
DVD operations equipment	88,471	89,144	5 years
Capital work-in-progress	8,845	12,495
Property and equipment, gross	470,758	414,691
Less: Accumulated depreciation	(297,346)	(264,816)
Property and equipment, net	$173,412	$149,875

5.	Long-term Debt

As of December 31, 2015, the Company had aggregate outstanding $2,371.4 million, net of $28.6 million of issuance costs, in long-term notes with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.

The following table provides a summary of the Company's outstanding long-term debt and the fair values based on quoted market prices in less active markets as of December 31, 2015 and December 31, 2014:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Due Dates	December 31, 2015	December 31, 2014
	(in millions)				(in millions)
5.50% Senior Notes	$700.0	February 2015	2022	April 15 and October 15	$717.5	$—
5.875% Senior Notes	800.0	February 2015	2025	April 15 and October 15	820.0	—
5.750% Senior Notes	400.0	February 2014	2024	March 1 and September 1	411.0	416.0
5.375% Senior Notes	500.0	February 2013	2021	February 1 and August 1	525.0	520.0
Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of December 31, 2015 and December 31, 2014, the Company was in compliance with all related covenants.
In November 2011, the Company issued $200.0 million aggregate principal amount of zero coupon senior convertible notes due on December 1, 2018 (the “Convertible Notes”) in a private placement offering to TCV VII, L.P., TCV VII(A), L.P., and TCV Member Fund, L.P. A general partner of these funds also serves on the Company’s Board of Directors, and as such, the issuance of the notes is considered a related party transaction. In April 2013, the Company elected to cause the conversion of all outstanding Convertible Notes in accordance with the terms of the Indenture governing such notes. Pursuant to this conversion, the Company issued 16.3 million shares of common stock to the holders of the Convertible Notes at a conversion ratio of 81.5871, as adjusted for the Stock Split. The fair market value of one share of common stock on the date of conversion was $31.00 per share, as adjusted for the Stock Split.
In November 2009, the Company issued $200.0 million aggregate principal amount of 8.50% senior notes due November 15, 2017 (the "8.50% Notes"). Interest was payable semi-annually at a rate of 8.50% per annum on May 15 and November 15 of each year. In the first quarter of 2013, the Company redeemed the outstanding $200.0 million aggregate principal amount of 8.50% Notes and pursuant to the make-whole provision in the Indenture governing the 8.50% Notes, paid a $19.4 million premium and $5.1 million of accrued and unpaid interest. The Company recognized a loss on extinguishment of debt of $25.1 million related to redemption of the 8.50% Notes which included the write off of unamortized debt issuance costs of $4.2 million.

6.	Commitments and Contingencies
Streaming Content
At December 31, 2015, the Company had $10.9 billion of obligations comprised of $2.8 billion included in "Current content liabilities" and $2.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $6.1 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.
At December 31, 2014, the Company had $9.5 billion of obligations comprised of $2.1 billion included in "Current content liabilities" and $1.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $5.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of December 31,
	2015	2014
	(in thousands)
Less than one year	$4,703,172	$3,747,648
Due after one year and through 3 years	5,249,147	4,495,103
Due after 3 years and through 5 years	891,864	1,164,308
Due after 5 years	58,048	44,053
Total streaming content obligations	$10,902,231	$9,451,112

Content obligations include amounts related to the acquisition, licensing and production of content. Obligations that are in non U.S. Dollar currencies are translated to U.S. Dollar at period end rates. A content obligation for the production of original content includes non-cancellable commitments under creative talent and employment agreements. A content obligation for the acquisition and licensing of content is incurred at the time the Company enters into an agreement to obtain future titles. Once a title becomes available, a content liability is generally recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. Traditional film output deals, like the U.S. output deal with Disney, or certain TV series license agreements where the number of seasons to be aired is unknown, are examples of such license agreements. The Company does not include any estimated obligation for these future titles beyond the known minimum amount. However, the unknown obligations are expected to be significant.

Lease obligations
The Company leases facilities under non-cancelable operating leases with various expiration dates through 2028. Several lease agreements contain rent escalation clauses or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation for intended use. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. The Company has the option to extend or renew most of its leases which may increase the future minimum lease commitments.
Because the terms of the Company’s facilities lease agreements for its original Los Gatos, California headquarters site required the Company’s involvement in the construction funding of the buildings, the Company is the “deemed owner” (for accounting purposes only) of these buildings. Accordingly, the Company recorded an asset of $40.7 million, representing the total costs of the buildings and improvements, including the costs paid by the lessor (the legal owner of the buildings), with corresponding liabilities. Upon completion of construction of each building, the Company did not meet the sale-leaseback criteria for de-recognition of the building assets and liabilities. Therefore the leases are accounted for as financing obligations.
In the third quarter of 2015, the Company extended the facilities leases for the original Los Gatos buildings for an additional three years term, increasing the future minimum payments under the lease financing obligations by approximately $13.7 million. In this extension, the leases continue to be accounted for as financing obligations and no gain or loss was recorded as a result of the lease financing modification. At December 31, 2015, the lease financing obligation balance was $29.0 million, the majority of which is recorded in “Other non-current liabilities,” on the Consolidated Balance Sheets. The remaining future minimum payments under the lease financing obligation are $21.1 million. The lease financing obligation balance at the end of the extended lease term will be approximately $21.8 million which approximates the net book value of the buildings to be relinquished to the lessor.
In addition to the lease financing obligation, future minimum lease payments include $428.7 million as of December 31, 2015 related to non-cancelable operating leases for the expanded headquarters in Los Gatos, California and the new office space in Los Angeles, California.
Future minimum payments under lease financing obligations and non-cancelable operating leases as of December 31, 2015 are as follows:

Year Ending December 31,	Future Minimum Payments
(in thousands)
2016	$42,545
2017	54,811
2018	58,015
2019	53,152
2020	51,844
Thereafter	269,377
Total minimum payments	$529,744

Rent expense associated with the operating leases was $34.7 million, $26.6 million and $27.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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
On January 13, 2012, the first of three purported shareholder class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Two additional purported shareholder class action lawsuits were filed in the same court on January 27, 2012 and February 29, 2012 alleging substantially similar claims.  These lawsuits were consolidated into In re Netflix, Inc., Securities Litigation, Case No. 3:12-cv-00225-SC, and the Court selected lead plaintiffs. On June 26, 2012, lead plaintiffs filed a consolidated complaint which alleged violations of the federal securities laws. The Court dismissed the consolidated complaint with leave to amend on February 13, 2013. Lead plaintiffs filed a first amended consolidated complaint on March 22, 2013. The Court dismissed the first amended consolidated complaint with prejudice on August 20, 2013, and judgment was entered on September 27, 2013. Lead plaintiffs filed a motion to alter or amend the judgment and requested leave to file a second amended complaint on October 25, 2013. On January 17, 2014, the Court denied that motion. On February 18, 2014, lead plaintiffs appealed that decision to the United States Court of Appeals for the Ninth Circuit, oral argument has been set for March 17, 2016. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
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
In April 2013, the Company issued 16.3 million shares of common stock in connection with the conversion of the Convertible Notes, as adjusted for the Stock Split. See Note 5 to the consolidated financial statements for further details.
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
On June 23, 2015, the Company's Board of Directors declared a seven-for-one stock split in the form of a stock dividend that was paid on July 14, 2015 to all shareholders of record as of July 2, 2015. Outstanding share and per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the Stock Split.
Preferred Stock
The Company has authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 31, 2015 and 2014.
Voting Rights
The holders of each share of common stock shall be entitled to one vote per share on all matters to be voted upon by the Company’s stockholders.
Stock Option Plans
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of December 31, 2015, 16.8 million shares were reserved for future grants under the 2011 Stock Plan.

A summary of the activities related to the Company’s stock option plans, as adjusted for the Stock Split, is as follows:

	Shares Available for Grant	Options Outstanding		Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted- Average Exercise Price (per Share)
Balances as of December 31, 2012	28,343,259	32,010,664	$10.19
Granted	(4,499,040)	4,499,040	29.85
Exercised	—	(11,821,418)	10.54
Balances as of December 31, 2013	23,844,219	24,688,286	$13.61
Granted	(3,819,011)	3,819,011	57.55
Exercised	—	(5,661,880)	10.81
Balances as of December 31, 2014	20,025,208	22,845,417	$21.65
Granted	(3,179,892)	3,179,892	82.67
Exercised	—	(5,029,553)	15.38
Balances as of December 31, 2015	16,845,316	20,995,756	$32.39	6.26	$1,723,505
Vested and exercisable at December 31, 2015		20,995,756	$32.39	6.26	$1,723,505
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2015. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2015, 2014 and 2013 was $368.4 million, $265.1 million and $274.2 million, respectively.
Cash received from option exercises for the years ended December 31, 2015, 2014 and 2013 was $78.0 million, $60.5 million and $124.6 million, respectively.
Stock-Based Compensation
Vested stock options granted after June 30, 2004 and before January 1, 2007 can be exercised up to one year following termination of employment. Vested stock options granted after January 2007 will remain exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data, as adjusted for the Stock Split:

	Year Ended December 31,
	2015	2014	2013
Dividend yield	—%	—%	—%
Expected volatility	36% - 53%	41% - 48%	51% - 54%
Risk-free interest rate	2.03% - 2.29%	2.39% - 2.83%	1.87% - 2.71%
Suboptimal exercise factor	2.47 - 2.48	2.66 - 5.44	2.33 - 3.92
Valuation data:
Weighted-average fair value (per share)	$39.22	$30.17	$16.25
Total stock-based compensation expense (in thousands)	124,725	115,239	73,100
Total income tax impact on provision (in thousands)	47,125	43,999	28,096

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

9. Accumulated Other Comprehensive (Loss) Income

The following table summarizes the changes in accumulated balances of other comprehensive (loss) income, net of tax:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of December 31, 2013	$3,153	$422	$3,575
Other comprehensive (loss) income before reclassifications	(7,768)	337	(7,431)
Amounts reclassified from accumulated other comprehensive (loss)income	—	(590)	(590)
Net decrease in other comprehensive (loss) income	(7,768)	(253)	(8,021)
Balance as of December 31, 2014	$(4,615)	$169	$(4,446)
Other comprehensive (loss) income before reclassifications	(37,887)	(771)	(38,658)
Amounts reclassified from accumulated other comprehensive (loss)income	—	(204)	(204)
Net decrease in other comprehensive (loss) income	(37,887)	(975)	(38,862)
Balance as of December 31, 2015	$(42,502)	$(806)	$(43,308)

As discussed in Note 1, other comprehensive (loss) income for the year ended December 31, 2015 includes the impact of the change in functional currency for certain of the Company's European entities.
All amounts reclassified from accumulated other comprehensive (loss) income related to realized gains on available-for-sale securities. These reclassifications impacted "Interest and other income (expense)" on the Consolidated Statements of Operations.

10.	Income Taxes
Income before provision for income taxes was as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
United States	$95,644	$325,081	$159,126
Foreign	46,241	24,288	11,948
Income before income taxes	$141,885	$349,369	$171,074

The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Current tax provision:
Federal	$52,557	$86,623	$58,558
State	(1,576)	9,866	15,154
Foreign	26,918	16,144	7,003
Total current	77,899	112,633	80,715
Deferred tax provision:
Federal	(37,669)	(10,994)	(18,930)
State	(17,635)	(17,794)	(2,751)
Foreign	(3,351)	(1,275)	(363)
Total deferred	(58,655)	(30,063)	(22,044)
Provision for income taxes	$19,244	$82,570	$58,671

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of certain foreign subsidiaries were not provided for on a cumulative total of $65.3 million of undistributed earnings for certain foreign subsidiaries as of December 31, 2015. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes net of available foreign tax credits associated with these earnings. The amount of unrecognized deferred income tax liability related to these earnings is approximately $22.8 million.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Expected tax expense at U.S. Federal statutory rate of 35%	$49,658	$122,279	$59,878
State income taxes, net of Federal income tax effect	4,783	13,274	8,053
R&D tax credit	(29,363)	(18,655)	(13,841)
Release of tax reserves on previously unrecognized tax benefits	(13,438)	(38,612)	—
Foreign earnings at other than US rates	5,310	2,959	821
Other	2,294	1,325	3,760
Provision for income taxes	$19,244	$82,570	$58,671

On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 (H.R. 2029) was signed into law which retroactively and permanently extended the Federal R&D credit from January 1, 2015. As a result, the Company recognized the retroactive benefit of the 2015 R&D credit of approximately $16.5 million as a discrete item in the fourth quarter of 2015, the period in which the legislation was enacted.

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2015	2014
	(in thousands)
Deferred tax assets (liabilities):
Stock-based compensation	$131,339	$100,397
Accruals and reserves	14,367	13,415
Depreciation and amortization	(43,204)	(11,708)
R&D credits	74,091	21,014
Other	3,980	(2,778)
Total deferred tax assets	$180,573	$120,340

All deferred tax assets are classified as “Other non-current assets” on the Consolidated Balance Sheets as of December 31, 2015 and December 31, 2014. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2015 and 2014, it was considered more likely than not that substantially all deferred tax assets would be realized, and no valuation allowance was recorded.
As of December 31, 2015, the Company's Federal R&D tax credit and state tax credit carryforwards for tax return purposes were $44.1 million, and $59.3 million, respectively. The Federal R&D tax credit carryforwards expire through 2035. State tax credit carryforwards of $58.8 million can be carried forward indefinitely and $0.5 million expire in 2024.
As of December 31, 2015, the Company’s net operating loss carryforwards for Federal and state tax return purposes were $104.8 million and $237.0 million, respectively, which expire in 2035. These net operating losses were generated as a result of excess stock option deductions. Pursuant to Accounting Standards Codification 718, Compensation - Stock Compensation , the Company has not recognized the related $45.0 million tax benefit from the Federal and state net operating losses attributable to excess stock option deductions in gross deferred tax assets. The $45.0 million tax benefit will be credited directly to additional paid-in capital when net operating losses attributable to excess stock option deductions are utilized to reduce taxes payable.
Income tax benefits attributable to the exercise of employee stock options of $79.9 million, $88.9 million and $80.0 million for the years ended December 31, 2015, 2014 and 2013, respectively, were recorded directly to additional paid-in-capital.
The Company classified $3.6 million of unrecognized tax benefits that are expected to result in payment or receipt of cash within one year as “Accrued expenses”. The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as “Other non-current liabilities” and a reduction of deferred tax assets which is classified as "Other non-current assets" in the Consolidated Balance Sheets. As of December 31, 2015, the total amount of gross unrecognized tax benefits was $17.1 million, of which $13.5 million, if recognized, would favorably impact the Company’s effective tax rate. As of December 31, 2014, the total amount of gross unrecognized tax benefits was $34.8 million, of which $29.2 million, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balance as of December 31, 2013	$68,231
Decreases related to tax positions taken during prior periods	(39,015)
Increases related to tax positions taken during the current period	11,174
Decreases related to settlements with taxing authorities	(5,578)
Balance as of December 31, 2014	$34,812
Increases related to tax positions taken during prior periods	1,960
Decreases related to tax positions taken during prior periods	(12,334)
Increases related to tax positions taken during the current period	7,077
Decreases related to settlements with taxing authorities	(14,398)
Balance as of December 31, 2015	$17,117

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes and in “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company's provision for income taxes were not material in all the periods presented.
The Company files U.S. Federal, state and foreign tax returns. In December 2015, the Company reached a settlement with the IRS for tax years 2010 through 2013. The 2014 Federal tax return remains subject to examination by the IRS. California had previously completed its Field Exam of the 2006 and 2007 California tax returns and had issued a Notice of Proposed Assessment primarily related to the Company's R&D Credits claimed in those years. The Company filed a protest against the proposed assessment and settlement was reached with the Franchise Tax Board for tax years 1997 through 2007 in November 2015. The years 2008 through 2014, remain subject to examination by the state of California. As a result of the above audit settlements, the Company has reassessed the tax reserves on the related uncertain tax position for all open years and released $13.4 million of tax reserves in the fourth quarter of 2015. The Company has no significant foreign jurisdiction audits underway. The years 2011 through 2014 remain subject to examination by foreign jurisdictions.
Given the potential outcome of the current examinations as well as the impact of the current examinations on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible adjustments cannot be made.

11.	Employee Benefit Plan
The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 60% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board. During 2015, 2014 and 2013, the Company’s matching contributions totaled $11.2 million, $8.3 million and $6.5 million, respectively.

12.	Segment Information
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD. Segment information is presented along the same lines that the Company’s chief operating decision maker ("CODM") reviews the operating results in assessing performance and allocating resources. The Company’s CODM reviews revenue and contribution profit (loss) for each of the reportable segments. Contribution profit (loss) is defined as revenues less cost of revenues and marketing expenses incurred by the segment. The Company has aggregated the results of the International operating segments into one reportable segment because these operating segments share similar long-term economic and other qualitative characteristics.
The Domestic streaming segment derives revenues from monthly membership fees for services consisting solely of streaming content to the members in the United States. The International streaming segment derives revenues from monthly membership fees for services consisting solely of streaming content to members outside of the United States. The Domestic DVD segment derives revenues from monthly membership fees for services consisting solely of DVD-by-mail. Revenues and the related payment card fees are attributed to the operating segment based on the nature of the underlying membership (streaming or DVD) and the geographic region from which the membership originates. There are no internal revenue transactions between the Company’s segments.
The majority of cost of revenues relate to content expenses directly incurred by the segment. However, in connection with global expansion, content acquired, licensed, and produced increasingly includes global rights. The Company allocates this content between the International and Domestic streaming segments based on estimated fair market value. Other costs of revenues such as delivery costs are primarily attributed to the operating segment based on amounts directly incurred by the segment. Marketing expenses consist primarily of advertising expenses and payments made to our affiliates and device partners which are generally included in the segment in which the expenditures are directly incurred.
The Company's long-lived tangible assets were located as follows:

	As of December 31,
	2015	2014
	(in thousands)
United States	$159,566	$138,704
International	13,846	11,171

The following tables represent segment information for the year ended December 31, 2015:

	As of/Year ended December 31, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	44,738	30,024	4,904	—
Revenues	$4,180,339	$1,953,435	$645,737	$6,779,511
Cost of revenues	2,487,193	1,780,375	323,908	4,591,476
Marketing	317,646	506,446	—	824,092
Contribution profit (loss)	$1,375,500	$(333,386)	$321,829	$1,363,943
Other operating expenses				1,058,117
Operating income				305,826
Other income (expense)				(163,941)
Provision for income taxes				19,244
Net income				$122,641

	As of/Year ended December 31, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content assets	1,905,069	1,500,313	79,380	3,484,762

The following tables represent segment information for the year ended December 31, 2014:

	As of/Year ended December 31, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	39,114	18,277	5,767	—
Revenues	$3,431,434	$1,308,061	$765,161	$5,504,656
Cost of revenues	2,201,761	1,154,117	396,882	3,752,760
Marketing	293,453	313,733	—	607,186
Contribution profit (loss)	$936,220	$(159,789)	$368,279	$1,144,710
Other operating expenses				742,062
Operating income				402,648
Other income (expense)				(53,279)
Provision for income taxes				82,570
Net income				$266,799

	As of/Year ended December 31, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content assets	1,657,673	998,606	71,491	2,727,770

The following tables represent segment information for the year ended December 31, 2013:

	As of/Year ended December 31, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	33,420	10,930	6,930	—
Revenues	$2,751,375	$712,390	$910,797	$4,374,562
Cost of revenues	1,863,376	782,304	471,523	3,117,203
Marketing	265,232	204,418	292	469,942
Contribution profit (loss)	$622,767	$(274,332)	$438,982	$787,417
Other operating expenses				559,070
Operating income				228,347
Other income (expense)				(57,273)
Provision for income taxes				58,671
Net income				$112,403

	As of/Year ended December 31, 2013
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content assets	1,420,076	701,905	71,325	2,193,306

(1)
A membership (also referred to as a subscription or a member) is defined as the right to receive the Netflix service following sign-up and a method of payment being provided. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by our internal systems, which utilize industry standard geo-location technology. We offer free-trial memberships to new and certain rejoining members. Total members include those who are on a free-trial as long as a method of payment has been provided. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the prepaid membership period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately except in limited circumstances where a short grace period is offered to ensure the streaming service is not interrupted for members who are impacted by payment processing delays by our banks or integrated payment partners. The number of members in a grace period at any given point is not material.

13.	Selected Quarterly Financial Data (Unaudited)

	December 31	September 30	June 30	March 31
	(in thousands, except for per share data)
2015
Total revenues	$1,823,333	$1,738,355	$1,644,694	$1,573,129
Gross profit	573,968	564,397	522,942	526,728
Net income	43,178	29,432	26,335	23,696
Earnings per share:
Basic	$0.10	$0.07	$0.06	$0.06
Diluted	0.10	0.07	0.06	0.05
2014
Total revenues	$1,484,728	$1,409,432	$1,340,407	$1,270,089
Gross profit	470,396	455,038	425,559	400,903
Net income	83,371	59,295	71,018	53,115
Earnings per share:
Basic	$0.20	$0.14	$0.17	$0.13
Diluted	0.19	0.14	0.16	0.12

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated: January 28, 2016	By:	/S/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated: January 28, 2016	By:	/S/ DAVID WELLS
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

Signature	Title	Date
/S/ REED HASTINGS	President, Chief Executive Officer and Director (principal executive officer)	January 28, 2016
Reed Hastings

/S/ DAVID WELLS	Chief Financial Officer (principal financial and accounting officer)	January 28, 2016
David Wells

/S/ RICHARD BARTON	Director	January 28, 2016
Richard Barton

/S/ TIMOTHY M. HALEY	Director	January 28, 2016
Timothy M. Haley

/S/ JAY C. HOAG	Director	January 28, 2016
Jay C. Hoag

/S/ ANN MATHER	Director	January 28, 2016
Ann Mather

/S/ A. GEORGE BATTLE	Director	January 28, 2016
A. George Battle

/S/ LESLIE J. KILGORE	Director	January 28, 2016
Leslie J. Kilgore

/S/ BRAD SMITH	Director	January 28, 2016
Brad Smith

/S/ ANNE SWEENEY	Director	January 28, 2016
Anne Sweeney

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17,2015
3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013
4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014
4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015
4.5	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.4†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	February 1, 2013
10.5†	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014
10.6†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014
10.7	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015
10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015
10.9	Purchase Agreement between Morgan Stanley & Co. LLC, as representative of several initial purchasers, and Netflix, Inc. dated February 2, 2015	10-Q	001-35727	10.9	April 17, 2015
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on January 28, 2016, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2015, 2014 and 2013, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013, (iv) Consolidated Balance Sheets as of December 31, 2015 and 2014, (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2015, 2014 and 2013 and (vi) the Notes to Consolidated Financial Statements.
X

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
† Indicates a management contract or compensatory plan