Form 10-Q
period 2016-03-31
NETFLIX INC
filed 2016-04-20
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2016, there were 428,289,216 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2016	March 31, 2015
Revenues	$1,957,736	$1,573,129
Cost of revenues	1,369,540	1,046,401
Marketing	208,010	194,677
Technology and development	203,508	143,106
General and administrative	127,225	91,489
Operating income	49,453	97,456
Other income (expense):
Interest expense	(35,537)	(26,737)
Interest and other income (expense)	25,963	(32,293)
Income before income taxes	39,879	38,426
Provision for income taxes	12,221	14,730
Net income	$27,658	$23,696
Earnings per share:
Basic	$0.06	$0.06
Diluted	$0.06	$0.05
Weighted-average common shares outstanding:
Basic	428,117	423,624
Diluted	437,993	433,809

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income (Loss)
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Net income	$27,658	$23,696
Other comprehensive income (loss):
Foreign currency translation adjustments	7,542	(39,490)
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $835 and $133, respectively	1,365	782
Total other comprehensive income (loss)	8,907	(38,708)
Comprehensive income (loss)	$36,565	$(15,012)

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash flows from operating activities:
Net income	$27,658	$23,696
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(2,316,599)	(1,640,217)
Change in streaming content liabilities	905,723	626,325
Amortization of streaming content assets	1,058,521	749,518
Amortization of DVD content assets	20,441	21,185
Depreciation and amortization of property, equipment and intangibles	14,798	15,167
Stock-based compensation expense	42,422	27,441
Excess tax benefits from stock-based compensation	(11,316)	(29,001)
Other non-cash items	12,757	6,306
Deferred taxes	(16,603)	(37,042)
Changes in operating assets and liabilities:
Other current assets	14,308	51,401
Accounts payable	(19,898)	(10,625)
Accrued expenses	41,232	35,922
Deferred revenue	27,502	10,754
Other non-current assets and liabilities	(29,536)	21,788
Net cash used in operating activities	(228,590)	(127,382)
Cash flows from investing activities:
Acquisition of DVD content assets	(23,207)	(22,906)
Purchases of property and equipment	(8,425)	(13,036)
Change in other assets	(356)	225
Purchases of short-term investments	(34,962)	(90,940)
Proceeds from sale of short-term investments	8,188	51,948
Proceeds from maturities of short-term investments	63,025	31,887
Net cash provided by (used in) investing activities	4,263	(42,822)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,536	10,916
Proceeds from issuance of debt	—	1,500,000
Issuance costs	—	(17,232)
Excess tax benefits from stock-based compensation	11,316	29,001
Other financing activities	55	(251)
Net cash provided by financing activities	14,907	1,522,434
Effect of exchange rate changes on cash and cash equivalents	5,334	(11,061)
Net (decrease) increase in cash and cash equivalents	(204,086)	1,341,169
Cash and cash equivalents, beginning of period	1,809,330	1,113,608
Cash and cash equivalents, end of period	$1,605,244	$2,454,777

Supplemental disclosure of non-cash investing activities:
Investing activities included in liabilities	$18,121	$20,706
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,605,244	$1,809,330
Short-term investments	467,227	501,385
Current content assets, net	3,258,641	2,905,998
Other current assets	212,724	215,127
Total current assets	5,543,836	5,431,840
Non-current content assets, net	5,260,160	4,312,817
Property and equipment, net	166,254	173,412
Other non-current assets	292,024	284,802
Total assets	$11,262,274	$10,202,871
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$3,145,861	$2,789,023
Accounts payable	231,914	253,491
Accrued expenses	181,634	140,389
Deferred revenue	374,223	346,721
Total current liabilities	3,933,632	3,529,624
Non-current content liabilities	2,586,098	2,026,360
Long-term debt	2,372,218	2,371,362
Other non-current liabilities	53,093	52,099
Total liabilities	8,945,041	7,979,445
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at March 31, 2016 and December 31, 2015; 428,289,216 and 427,940,440 issued and outstanding at March 31, 2016 and December 31, 2015, respectively	1,382,051	1,324,809
Accumulated other comprehensive loss	(34,401)	(43,308)
Retained earnings	969,583	941,925
Total stockholders’ equity	2,317,233	2,223,426
Total liabilities and stockholders’ equity	$11,262,274	$10,202,871

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying consolidated interim financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on January 28, 2016. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the streaming content asset amortization policy; the recognition and measurement of income tax assets and liabilities; and the valuation of stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Interim results are not necessarily indicative of the results for a full year.
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD, all of which derive revenue from monthly membership fees. See Note 10 for further detail on the Company's segments.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements. The Company reclassified the change in prepaid content of $28.3 million for three months ended March 31, 2015, from "Other current assets" to "Additions to streaming content assets" on the Consolidated Statements of Cash Flows.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, but does not expect the impact to be material.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

2. Earnings Per Share
In June 2015, the Company's Board of Directors declared a seven-for-one stock split in the form of a stock dividend that was paid on July 14, 2015 to all shareholders of record as of July 2, 2015 ("Stock Split").
Outstanding share and per-share amounts disclosed as of March 31, 2015 have been retroactively adjusted to reflect the effects of the Stock Split.

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

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands, except per share data)
Basic earnings per share:
Net income	$27,658	$23,696
Shares used in computation:
Weighted-average common shares outstanding	428,117	423,624
Basic earnings per share	$0.06	$0.06

Diluted earnings per share:
Net income	$27,658	$23,696
Shares used in computation:
Weighted-average common shares outstanding	428,117	423,624
Employee stock options	9,876	10,185
Weighted-average number of shares	437,993	433,809
Diluted earnings per share	$0.06	$0.05

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation, as adjusted for the Stock Split:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Employee stock options	1,337	1,792

3. Short-term Investments
The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and investment return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables summarize, by major security type, the Company’s assets that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets:

	As of March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
	(in thousands)
Cash	$1,067,245	$—	$—	$1,067,245	$1,064,663	$—	$2,582
Level 1 securities:
Money market funds	543,544	—	—	543,544	540,581	—	2,963
Level 2 securities:
Corporate debt securities	225,081	711	(70)	225,722	—	225,722	—
Government securities	231,048	333	(90)	231,291	—	231,291	—
Agency securities	10,209	5	—	10,214	—	10,214	—
Total	$2,077,127	$1,049	$(160)	$2,078,016	$1,605,244	$467,227	$5,545

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
	(in thousands)
Cash	$1,708,220	$—	$—	$1,708,220	$1,706,592	$—	$1,628
Level 1 securities:
Money market funds	107,199	—	—	107,199	102,738	—	4,461
Level 2 securities:
Corporate debt securities	240,867	154	(409)	240,612	—	240,612	—
Government securities	235,252	—	(1,046)	234,206	—	234,206	—
Agency securities	26,576	—	(9)	26,567	—	26,567	—
Total	$2,318,114	$154	$(1,464)	$2,316,804	$1,809,330	$501,385	$6,089

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
The Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As such, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at March 31, 2016 or December 31, 2015. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three months ended March 31, 2016 and 2015. In addition, there were no material gross realized gains or losses in the three months ended March 31, 2016 and 2015.

The estimated fair value of short-term investments by contractual maturity as of March 31, 2016 is as follows:

(in thousands)
Due within one year	$105,034
Due after one year and through five years	362,193
Total short-term investments	$467,227

4. Balance Sheet Components
Content Assets
Content assets consisted of the following:

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Total content assets, gross	$14,147,387	$12,284,097
Accumulated amortization	(5,628,586)	(5,065,282)
Total content assets, net	8,518,801	7,218,815
Current content assets, net	3,258,641	2,905,998
Non-current content assets, net	$5,260,160	$4,312,817

The majority of content assets relate to licensed streaming content. Total content assets also include costs capitalized for production of original content, prepaid content and DVD content.

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	March 31, 2016	December 31, 2015	Estimated Useful Lives
	(in thousands)
Information technology assets	$195,154	$194,054	3 years
Furniture and fixtures	32,192	30,914	3 years
Building	40,681	40,681	30 years
Leasehold improvements	109,852	107,793	Over life of lease
DVD operations equipment	84,875	88,471	5 years
Capital work-in-progress	8,747	8,845
Property and equipment, gross	471,501	470,758
Less: Accumulated depreciation	(305,247)	(297,346)
Property and equipment, net	$166,254	$173,412

5. Long-term Debt

As of March 31, 2016, the Company had aggregate outstanding long-term debt of $2,372.2 million, net of $27.8 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.

The following table provides a summary of the Company's Notes and the fair values based on quoted market prices in less active markets as of March 31, 2016 and December 31, 2015:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Due Dates	March 31, 2016	December 31, 2015
	(in millions)				(in millions)
5.50% Senior Notes	$700.0	February 2015	2022	April 15 and October 15	$732.9	$717.5
5.875% Senior Notes	800.0	February 2015	2025	April 15 and October 15	842.0	820.0
5.750% Senior Notes	400.0	February 2014	2024	March 1 and September 1	422.0	411.0
5.375% Senior Notes	500.0	February 2013	2021	February 1 and August 1	521.9	525.0

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of March 31, 2016 and December 31, 2015, the Company was in compliance with all related covenants.

6. Commitments and Contingencies

Streaming Content
As of March 31, 2016, the Company had $12.3 billion of obligations comprised of $3.1 billion included in "Current content liabilities" and $2.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $6.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for recognition.
As of December 31, 2015, the Company had $10.9 billion of obligations comprised of $2.8 billion included in "Current content liabilities" and $2.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $6.1 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
Less than one year	$5,161,279	$4,703,172
Due after one year and through three years	5,745,041	5,249,147
Due after three years and through five years	1,256,041	891,864
Due after five years	155,872	58,048
Total streaming content obligations	$12,318,233	$10,902,231

Content obligations include amounts related to the acquisition, licensing and production of content. Obligations that are in non U.S. dollar currencies are translated to the U.S. dollar at period end rates. A content obligation for the production of original content includes non-cancellable commitments under creative talent and employment agreements. A content obligation for the acquisition and licensing of content is incurred at the time the Company enters into an agreement to obtain future titles. Once a title becomes available, a content liability is generally recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. Traditional film output deals, like the U.S. output deal with Disney, or certain TV series license agreements where the number of seasons to be aired is unknown, are examples of such license agreements.
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
On January 13, 2012, the first of three purported shareholder class action lawsuits was filed in the United States District Court for the Northern District of California against the Company and certain of its officers and directors. Two additional purported shareholder class action lawsuits were filed in the same court on January 27, 2012 and February 29, 2012 alleging substantially similar claims.  These lawsuits were consolidated into In re Netflix, Inc., Securities Litigation, Case No. 3:12-cv-00225-SC, and the Court selected lead plaintiffs. On June 26, 2012, lead plaintiffs filed a consolidated complaint which alleged violations of the federal securities laws. The Court dismissed the consolidated complaint with leave to amend on February 13, 2013. Lead plaintiffs filed a first amended consolidated complaint on March 22, 2013. The Court dismissed the first amended consolidated complaint with prejudice on August 20, 2013, and judgment was entered on September 27, 2013. Lead plaintiffs filed a motion to alter or amend the judgment and requested leave to file a second amended complaint on October 25, 2013. On January 17, 2014, the Court denied that motion. On February 18, 2014, lead plaintiffs appealed that decision to the United States Court of Appeals for the Ninth Circuit; oral argument occurred on March 17, 2016. On April 11, 2016, the Ninth Circuit panel affirmed the dismissal of the suit with prejudice.  Plaintiffs have 14 days to petition for rehearing. Management has determined a potential loss is reasonably possible however, based on its current knowledge, management does not believe that the amount of such possible loss or a range of potential loss is reasonably estimable.
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

7. Stockholders’ Equity

Stock Split
In March 2015, the Company's Board of Directors adopted an amendment to the Company's Certificate of Incorporation, to increase the number of shares of capital stock the Company is authorized to issue from 170,000,000 (160,000,000 shares of common stock and 10,000,000 shares of preferred stock), par value $0.001, to 5,000,000,000 (4,990,000,000 shares of common stock and 10,000,000 shares of preferred stock), par value $0.001. This amendment to the Company's certificate of incorporation was approved by the Company's stockholders at the 2015 Annual Meeting held on June 9, 2015.
On June 23, 2015, the Company's Board of Directors declared a seven-for-one stock split in the form of a stock dividend that was paid on July 14, 2015 to all shareholders of record as of July 2, 2015. Per-share amounts disclosed as of March 31, 2015 have been retroactively adjusted to reflect the effects of the Stock Split.
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of March 31, 2016, 16.0 million shares were reserved for future grants under the 2011 Stock Plan.
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2015	16,845,316	20,995,756	$32.39
Granted	(835,669)	835,669	99.67
Exercised		(348,776)	10.02
Balances as of March 31, 2016	16,009,647	21,482,649	$35.37	6.23	$1,447,088
Vested and exercisable as of March 31, 2016		21,482,649	$35.37	6.23	$1,447,088

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the first quarter of 2016. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Total intrinsic value of options exercised	$31,457	$80,838
Cash received from options exercised	$3,536	$10,916

Stock-based Compensation
The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model and the valuation data, as adjusted for the Stock Split:

	Three Months Ended
	March 31, 2016	March 31, 2015
Dividend yield	—%	—%
Expected volatility	50%	36%
Risk-free interest rate	2.04%	2.03%
Suboptimal exercise factor	2.48	2.48
Weighted-average fair value (per share)	$50.76	$26.46
Total stock-based compensation expense (in thousands)	$42,422	$27,441
Total income tax impact on provision (in thousands)	$15,963	$10,392

The Company considers several factors in determining the suboptimal exercise factor, including the historical and estimated option exercise behavior.
The Company calculates expected volatility based solely on implied volatility. The Company believes that implied volatility of publicly traded options in its common stock is more reflective of market conditions, and given consistently high trade volumes of the options, can reasonably be expected to be a better indicator of expected volatility than historical volatility of its common stock.
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

8. Accumulated Other Comprehensive Loss

The following table summarizes the changes in the accumulated balance of other comprehensive loss, net of tax, for the three months ended March 31, 2016 :

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of December 31, 2015	$(42,502)	$(806)	$(43,308)
Other comprehensive income before reclassifications	7,542	1,365	8,907
Net decrease in other comprehensive loss	7,542	1,365	8,907
Balance as of March 31, 2016	$(34,960)	$559	$(34,401)
The amounts reclassified from accumulated other comprehensive loss were immaterial for the three months ended March 31, 2016 and 2015.

9. Income Taxes
The effective tax rates for the three months ended March 31, 2016 and 2015 were 31% and 38%, respectively. The effective tax rate for the three months ended March 31, 2016 differed from the federal statutory rate primarily due to Federal and California research and development ("R&D") credits partially offset by state taxes, foreign taxes and non-deductible expenses. The effective tax rate for the three months ended March 31, 2015 differed from the federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the California R&D credit.
The decrease in the Company's effective tax rates for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily attributable to the permanent reinstatement of the Federal R&D credit in the fourth quarter of 2015.

Gross unrecognized tax benefits were $19.1 million and $17.1 million as of March 31, 2016 and December 31, 2015, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $14.5 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company classified unrecognized tax benefits that are expected to result in payment or receipt of cash within one year as “Accrued expenses”. The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as “Other non-current liabilities” and a reduction of deferred tax assets which is classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for income taxes” were not material in all the periods presented.
Deferred tax assets include $196.3 million and $180.6 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of March 31, 2016 and December 31, 2015, it was considered more likely than not that all deferred tax assets would be realized.
Income tax benefits attributable to the exercise of employee stock options are recorded in additional paid-in-capital. These benefits amounted to $11.3 million and $28.8 million, during the three months ended March 31, 2016 and 2015, respectively.
The Company files U.S. Federal, state and foreign tax returns. The 2014 Federal tax return is subject to examination by the IRS. The 2008 through 2014 state tax returns are subject to examination by state tax authorities. The Company has no significant foreign jurisdiction audits underway. The years 2011 through 2015 remain subject to examination by foreign tax authorities. Given the potential outcome of the current examinations as well as the impact of the current examinations on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. As of March 31, 2016, the Company has identified gross unrecognized tax benefits of $3.8 million in “Accrued expenses” in the Consolidated Balance Sheets. At this time, an estimate of the range of reasonably possible adjustments to the remaining balance of unrecognized tax benefits of $15.3 million cannot be made.

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
The Domestic streaming segment derives revenues from monthly membership fees for services consisting solely of streaming content to members in the United States. The International streaming segment derives revenues from monthly membership fees for services consisting solely of streaming content to members outside the United States. The Domestic DVD segment derives revenues from monthly membership fees for services consisting solely of DVD-by-mail. Revenues and the related payment card fees are attributed to the operating segment based on the nature of the underlying membership (streaming or DVD) and the geographic region from which the membership originates. There are no internal revenue transactions between the Company’s segments.
The vast majority of the cost of revenues relate to content expenses, which include the amortization of streaming content assets and other costs associated with the licensing and acquisition of streaming content. In connection with the Company's global expansion, content acquired, licensed, and produced increasingly includes global rights. The Company allocates this content between the International and Domestic streaming segments based on estimated fair market value. Content expenses for each streaming segment thus include both expenses directly incurred by the segment as well as an allocation of expenses incurred for global rights. Other costs of revenues such as delivery costs are primarily attributed to the operating segment based on amounts directly incurred by the segment. Marketing expenses consist primarily of advertising expenses and payments made to device partners which are generally included in the segment in which the expenditures are directly incurred.
The Company's long-lived tangible assets were located as follows:

	As of
	March 31, 2016	December 31, 2015
	(in thousands)
United States	$151,553	$159,566
International	14,701	13,846

The following table represents segment information for the period ended March 31, 2016:

	As of/ Three Months Ended March 31, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	46,967	34,533	4,741	—
Revenues	$1,161,241	$651,748	$144,747	$1,957,736
Cost of revenues	666,546	629,899	73,095	1,369,540
Marketing	81,942	126,068	—	208,010
Contribution profit (loss)	$412,753	$(104,219)	$71,652	$380,186
Other operating expenses				330,733
Operating income				49,453
Other income (expense)				(9,574)
Provision for income taxes				12,221
Net income				$27,658

The following table represents segment information for the period ended March 31, 2015:

	As of/ Three Months Ended March 31, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	41,397	20,877	5,564	—
Revenues	$984,532	$415,397	$173,200	$1,573,129
Cost of revenues	582,529	375,278	88,594	1,046,401
Marketing	89,551	105,126	—	194,677
Contribution profit (loss)	$312,452	$(65,007)	$84,606	$332,051
Other operating expenses				234,595
Operating income				97,456
Other income (expense)				(59,030)
Provision for income taxes				14,730
Net income				$23,696

The following table represents the amortization of the content assets:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Three months ended March 31,
2016	$530,739	$527,782	$20,441	$1,078,962
2015	431,989	317,529	21,185	770,703

(1)
A membership (also referred to as a subscription or a member) is defined as the right to receive Netflix service following sign-up and a method of payment being provided. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by the Company's internal systems, which utilize industry standard geo-location technology. The Company offers free-trial memberships to new and certain rejoining members. Total members include those who are on a free-trial as long as a method of payment has been provided. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the prepaid membership period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately except in limited circumstances where a short grace period is offered to ensure the streaming service is not interrupted for members who are impacted by payment processing delays by the Company's banks or integrated payment partners. The number of members in a grace period at any given point is not material.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the impact of, and the Company’s response to, new accounting standards; pricing changes, including their impact on paid memberships and average monthly revenue per paying membership; dividends; impact of foreign currency and exchange rate fluctuations; investments in marketing and content, including original content; cash use in connection with content acquisitions and licensing; contribution margin and free cash flow trends; unrecognized tax benefits; deferred tax assets; tax settlements; accessing and obtaining additional capital; accounting treatment for changes related to content assets; and future contractual obligations, including unknown streaming content obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on January 28, 2016, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.
Investors and others should note that we announce material financial information to our investors using our investor relations Web site (http://ir.netflix.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the United States ("U.S.") social media channels listed on our investor relations Web site.

Overview
We are the world’s leading Internet television network with over 81 million streaming members in over 190 countries enjoying more than 125 million hours of TV shows and movies per day, including original series, documentaries and feature films. Members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
We are a pioneer in the Internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for Internet-connected screens and have added increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their Internet-connected screens. As a result of these efforts, we have experienced growing consumer acceptance of, and interest in, the delivery of TV shows and movies directly over the Internet. Historically, the first and fourth quarters (October through March) represent our greatest membership growth across our Domestic and International streaming segments and the fewest membership losses in our Domestic DVD segment.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	March 31, 2016	March 31, 2015	Q1'16 vs. Q1'15
	(in thousands, except revenue per membership and percentages)
Global streaming memberships at end of period	81,500	62,274	31%
Global streaming average monthly revenue per paying membership	$8.14	$8.18	—%
Revenues	1,957,736	1,573,129	24%
Operating income	49,453	97,456	(49)%
Net income	27,658	23,696	17%

Consolidated revenues for the three months ended March 31, 2016 increased $384.6 million as compared to the three months ended March 31, 2015 due to growth in global streaming average paying memberships, the majority of which was growth in our international memberships reflecting our expansion and focus on Netflix as a global Internet TV network. For the three months ended March 31, 2016, the impact from membership growth was slightly offset by a decrease in average monthly revenue per paying streaming membership resulting from unfavorable foreign currency fluctuations impacting our International streaming segment. This was partially offset by increases resulting from price changes and plan mix. The decrease in operating income for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 is due primarily to increased headcount costs to support our international expansion in addition to increased content expenses as we continue to acquire, license and produce content, including more Netflix originals. Although operating income decreased, net income increased as compared to the three months ended March 31, 2015 due to a $24.1 million foreign exchange gain which resulted primarily from the remeasurement of significant content liabilities denominated in currencies other than functional currencies in our European entities coupled with the strengthening of the euro, offset by the increase in interest expense associated with the higher aggregate average principal amount of interest bearing notes outstanding for the first quarter of 2016.
We offer three types of streaming membership plans. In the U.S. our "basic" plan is priced at $7.99 per month and includes access to standard definition quality streaming on a single screen at a time. Our "standard" plan is our most popular streaming plan and is priced at $9.99 per month and includes access to high definition quality streaming on two screens concurrently. Our "premium" plan is priced at $11.99 per month and includes access to high definition and ultra-high definition quality content on four screens concurrently. Internationally, the membership plans are structured similarly to the U.S. and range in price from the U.S. dollar equivalent of approximately $5.00 per month to $18.00 per month.
We expect that from time to time the prices of our membership plans in each country may change. For instance, in the second half of 2015, we increased the price of our standard plan in the U.S. and several European countries. In May 2014, in the U.S., we increased the price of our standard plan from $7.99 per month to $8.99 per month with existing memberships grandfathered for a two year period. In October 2015, in the U.S., we increased the price of this same standard plan from $8.99 per month to $9.99 per month with existing memberships grandfathered for a one year period. Over the remainder of 2016, we will gradually phase out the grandfathered pricing, giving members the option of electing the basic streaming plan at $7.99 per month, continuing on the standard streaming plan at the higher price of $9.99 per month, or electing the premium plan at $11.99 per month. Most of our members currently under grandfathered pricing are in the U.S. However, the same approach and pricing structures are applied internationally.

The following represents the key elements to our segment results of operations:

•
We define contribution profit (loss) as revenues less cost of revenues and marketing expenses incurred by the segment. We believe this is an important measure of our operating segment performance as it represents each segment's performance before global corporate costs.

•
For the Domestic and International streaming segments, content expenses, which include the amortization of the streaming content assets and other expenses associated with the licensing and acquisition of streaming content, represent the vast majority of cost of revenues. Streaming content rights were generally obtained for our current geographic regions. As we expand internationally, we obtained additional rights for new geographies. With our global expansion, we now aspire to obtain global rights for our content. We allocate this content between the Domestic and International streaming segments based on estimated fair market value. Other cost of revenues such as streaming delivery expenses, customer service and payment processing fees, including those we pay to our integrated payment partners, tend to be lower as a percentage of total cost of revenues. We have built our own global content delivery network ("Open Connect") to help us efficiently stream a high volume of content to our members over the Internet. Streaming delivery expenses, therefore, also include equipment costs related to Open Connect and all third-party costs, such as cloud computing costs, associated with delivering streaming content over the Internet. Cost of revenues in the Domestic DVD segment consist primarily of delivery expenses, content expenses, including amortization of DVD content assets and revenue sharing expenses, and other expenses associated with our DVD processing and customer service centers. Delivery expenses for the Domestic DVD segment consist of the postage costs to mail DVDs to and from our members and the packaging and label costs for the mailers.

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and payments made to our device partners. Advertising expenses include promotional activities such as digital and television advertising. Payments to our device partners include fixed fee and/or revenue sharing payments. Marketing expenses are incurred by our Domestic and International streaming segments given our focus on building consumer awareness of the streaming offerings, and in particular our original content. Marketing expenses incurred by our International streaming segment have been significant and fluctuate dependent upon the number of international territories in which our streaming service is offered and the timing of the launch of new territories.

•
We have demonstrated our ability to grow domestic streaming contribution margin as evidenced by the increase in contribution margin from 12% in the fourth quarter of 2011 to 36% in the first quarter of 2016. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment.

Domestic Streaming Segment
Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

	As of/ Three Months Ended		Change
	March 31, 2016	March 31, 2015	Q1'16 vs. Q1'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	2,229	2,283	(54)	(2)%
Memberships at end of period	46,967	41,397	5,570	13%
Paid memberships at end of period	45,714	40,315	5,399	13%
Average monthly revenue per paying membership	$8.69	$8.41	$0.28	3%

Contribution profit:
Revenues	$1,161,241	$984,532	$176,709	18%
Cost of revenues	666,546	582,529	84,017	14%
Marketing	81,942	89,551	(7,609)	(8)%
Contribution profit	412,753	312,452	100,301	32%
Contribution margin	36%	32%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members in the United States. The increase in our domestic streaming revenues was primarily due to the 14% growth in the average number of paid memberships, as well as the 3% increase in average monthly revenue per paying membership resulting from our price changes and plan mix. Our standard plan continues to be the most popular plan choice for new memberships.
Currently more than half of our paying members in the United States are under a grandfathered price plan which will be phased out over the next few months. We do not expect a material impact to the number of paying members as a result of the expiration of this grandfathered pricing. However, by the end of the fourth quarter of 2016, average monthly revenue per paying membership is expected to increase 10% to 20% as compared to the first quarter of 2016 mostly as a result of the impact of the expiration of this grandfathered pricing. If we experience higher than expected cancellations of service by members whose grandfathered pricing is expiring, or if these members elect the lower priced plan in greater numbers than we expect, our paid memberships and average monthly revenue per paying membership may differ from our expectations.
The increase in domestic streaming cost of revenues was primarily due to a $63.5 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, streaming delivery expenses increased by $10.7 million and other costs, such as payment processing fees and customer service call centers, increased $9.8 million due to our growing member base.
Domestic marketing expenses decreased primarily due to a decrease in advertising offset by an increase in public relations spending.
Our Domestic streaming segment had a contribution margin of 36% for the three months ended March 31, 2016, which increased as compared to the contribution margin of 32% for the three months ended March 31, 2015 due to growth in paid memberships and revenue which continued to outpace content spending. Our 2020 domestic streaming contribution margin target remains at 40%.

International Streaming Segment
Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

	As of /Three Months Ended		Change
	March 31, 2016	March 31, 2015	Q1'16 vs. Q1'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	4,509	2,600	1,909	73%
Memberships at end of period	34,533	20,877	13,656	65%
Paid memberships at end of period	31,993	19,304	12,689	66%
Average monthly revenue per paying membership	$7.31	$7.68	$(0.37)	(5)%

Contribution profit (loss):
Revenues	$651,748	$415,397	$236,351	57%
Cost of revenues	629,899	375,278	254,621	68%
Marketing	126,068	105,126	20,942	20%
Contribution loss	(104,219)	(65,007)	(39,212)	(60)%
Contribution margin	(16)%	(16)%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members outside the United States. We launched our streaming service in Canada in September 2010 and have expanded our services internationally as shown below.

The increase in our international revenues was due to the 65% growth in the average number of paid international memberships offset partially by a 5% decrease in average monthly revenue per paying membership. The decrease in average monthly revenue per paying membership was due to the impact of exchange rate fluctuations. These decreases were partially offset by our price changes and plan mix. We estimate that international revenues in the first quarter of 2016 would have been approximately $82 million higher if foreign exchange rates had remained consistent with the foreign exchange rates from the first quarter of 2015. Average paid international streaming memberships account for 40% of global average paid streaming memberships for the three months ended March 31, 2016, as compared to 32% of global average paid streaming memberships for the three months ended March 31, 2015.
We do not expect a material impact to the number of international paying members as a result of the expiration of grandfathered pricing. However, by the end of the fourth quarter of 2016, average monthly revenue per paying membership is expected to increase by 10% to 20% as compared to the first quarter of 2016 mostly as a result of the impact of the expiration of this grandfathered pricing. If we experience higher than expected cancellations of service by members whose grandfathered pricing is expiring, or if these members elect the lower priced plan in greater numbers than we expect, our paid memberships and average monthly revenue per paying membership may differ from our expectations.

The increase in international cost of revenues was primarily due to a $219.7 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $34.9 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base, partially offset by decreases resulting from exchange rate fluctuations.
International marketing expenses for the three months ended March 31, 2016 increased as compared to the three months ended March 31, 2015 mainly due to expenses for territories launched in the last twelve months.
International contribution losses increased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015, due to increased spending for our international expansion and the impact of foreign currency exchange rate fluctuations.
Domestic DVD Segment
Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

	As of/ Three Months Ended		Change
	March 31, 2016	March 31, 2015	Q1'16 vs. Q1'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(163)	(203)	40	20%
Memberships at end of period	4,741	5,564	(823)	(15)%
Paid memberships at end of period	4,647	5,470	(823)	(15)%
Average monthly revenue per paying membership	$10.23	$10.37	$(0.14)	(1)%

Contribution profit:
Revenues	$144,747	$173,200	$(28,453)	(16)%
Cost of revenues	73,095	88,594	(15,499)	(17)%
Contribution profit	71,652	84,606	(12,954)	(15)%
Contribution margin	50%	49%

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
The decrease in our domestic DVD revenues was due to a 15% decrease in the average number of paid memberships.
The decrease in domestic DVD cost of revenues was primarily due to a $6.9 million decrease in content expenses and a $6.2 million decrease in delivery expenses resulting from a 15% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships. Other costs, primarily those associated with processing and customer service expenses, decreased $2.4 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment contribution margin was relatively flat for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

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

Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

	Three Months Ended		Change
	March 31, 2016	March 31, 2015	Q1'16 vs. Q1'15
	(in thousands, except percentages)
Technology and development	$203,508	$143,106	$60,402	42%
As a percentage of revenues	10%	9%

The increase in technology and development expenses was primarily due to a $46.0 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and a 27% growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third party expenses, including costs associated with cloud computing, increased $7.7 million.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses.
Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

	Three Months Ended		Change
	March 31, 2016	March 31, 2015	Q1'16 vs. Q1'15
	(in thousands, except percentages)
General and administrative	$127,225	$91,489	$35,736	39%
As a percentage of revenues	6%	6%

General and administrative expenses increased primarily due to a $36.2 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 40% increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.
Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

	Three Months Ended		Change
	March 31, 2016	March 31, 2015	Q1'16 vs. Q1'15
	(in thousands, except percentages)
Interest expense	$(35,537)	$(26,737)	$(8,800)	(33)%
As a percentage of revenues	(2)%	(2)%

Interest expense primarily consisted of interest on our Notes of $33.8 million for the three months ended March 31, 2016. The increase in interest expense for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to the higher average aggregate principal of interest bearing notes outstanding in the first quarter of 2016.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on cash, cash equivalents and short-term investments and foreign exchange gains and losses on foreign currency denominated balances.

Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

	Three Months Ended		Change
	March 31, 2016	March 31, 2015	Q1'16 vs. Q1'15
	(in thousands, except percentages)
Interest and other income (expense)	$25,963	$(32,293)	$58,256	180%
As a percentage of revenues	1%	(2)%

Interest and other income (expense) increased for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 due to a $24.1 million foreign exchange gain for the three months ended March 31, 2016, as compared to a $33.7 million loss for the three months ended March 31, 2015. The foreign exchange gain was primarily driven by the remeasurement of significant content liabilities denominated in currencies other than functional currencies in our European entities coupled with the strengthening of the euro.

Provision for Income Taxes
The effective tax rates for the three months ended March 31, 2016 and 2015 were 31% and 38%, respectively. The effective tax rates for the three months ended March 31, 2016 differed from the federal statutory rate primarily due to Federal and California research and development ("R&D") credits partially offset by state taxes, foreign taxes and non-deductible expenses. The effective tax rate for the three months ended March 31, 2015 differed from the federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the California R&D credit.
The decrease in our effective tax rates for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily attributable to the permanent reinstatement of the Federal R&D credit in the fourth quarter of 2015.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments decreased $238.2 million to $2,072.5 million from $2,310.7 million as of March 31, 2016 and December 31, 2015, respectively. In February 2015, we issued $1,500.0 million of long-term debt, and in February 2014 we issued $400.0 million of long-term debt. The decrease in cash, cash equivalents and short-term investments in the three months ended March 31, 2016 was due to cash used in operations. Long-term debt, net of debt issuance costs, was $2,372.2 million and $2,371.4 million as of March 31, 2016 and December 31, 2015, respectively. See Note 5 to the consolidated financial statements for additional information.
Our primary uses of cash include the acquisition, licensing and production of content, streaming delivery, marketing programs and personnel-related costs. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. We expect to significantly increase our investments in global streaming content, particularly in original content, which will impact our liquidity and may result in future negative free cash flows even after we achieve material global profitability.
Although we currently anticipate that cash flows from operations, together with our available funds, will continue to be sufficient to meet our cash needs for at least the next twelve months, to fund our continued content investments, we are likely to raise additional capital in future periods. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
As of March 31, 2016, $226.9 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the portion associated with undistributed earnings for certain foreign subsidiaries.
Free Cash Flow
We define free cash flow as cash provided by (used in) operating and investing activities excluding the non-operational cash flows from purchases, maturities and sales of short-term investments. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments in content and for certain other activities or the amount of cash used in operations, including investments in global streaming content. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow (used in) provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.

In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expense, non-cash stock-based compensation expense and other working capital differences. The excess content payments over expense is variable based on the payment terms of our content agreements and is expected to increase as we enter into more agreements with upfront cash payments, such as licensing and production of original content. In 2015, and in the first three months of 2016, the ratio of content payments over content expense was between 1.3 and 1.4. Working capital differences include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly and deferred revenue is a source of cash flow.
Three months ended March 31, 2016 as compared to the three months ended March 31, 2015

	Three Months Ended
	March 31, 2016	March 31, 2015
	(in thousands)
Net cash used in operating activities	$(228,590)	$(127,382)
Net cash provided by (used in) investing activities	4,263	(42,822)
Net cash provided by financing activities	14,907	1,522,434

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(228,590)	(127,382)
Acquisition of DVD content assets	(23,207)	(22,906)
Purchases of property and equipment	(8,425)	(13,036)
Change in other assets	(356)	225
Non-GAAP free cash flow	$(260,578)	$(163,099)

Cash used in operating activities increased $101.2 million to $228.6 million for the three months ended March 31, 2016. The significant net cash used in operations is due primarily to the increase in investments in streaming content that requires more upfront payments. The payments for content excluding DVD assets increased $360.1 million or 33%. In addition, we had increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $384.6 million or 24% increase in revenues.
Cash provided by investing activities increased $47.1 million, primarily due to a decrease in the purchases of short-term investments, net of proceeds and maturities of $43.4 million.
Cash provided by financing activities decreased $1,507.5 million primarily due to the proceeds of the issuance of debt, net of issuance costs of $1,482.8 in the three months ended March 31, 2015.
Free cash flow was $288.2 million lower than net income for the three months ended March 31, 2016 primarily due to $355.9 million of content cash payments over expense, partially offset by $42.4 million of non-cash stock-based compensation expense and $25.3 million favorable other working capital differences.
Free cash flow was $186.8 million lower than net income for the three months ended March 31, 2015 primarily due to $268.1 million of content cash payments over expense, partially offset by $53.9 million favorable other working capital differences, and $27.4 million of non-cash stock-based compensation expense.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of March 31, 2016. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of March 31, 2016:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$12,318,233	$5,161,279	$5,745,041	$1,256,041	$155,872
Debt (2)	3,400,875	135,375	270,750	770,750	2,224,000
Lease obligations (3)	569,943	42,536	120,558	110,831	296,018
Other purchase obligations (4)	243,585	180,267	62,819	170	329
Total	$16,532,636	$5,519,457	$6,199,168	$2,137,792	$2,676,219

(1)
As of March 31, 2016, streaming content obligations were comprised of $3.1 billion included in "Current content liabilities" and $2.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $6.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for recognition.

Streaming content obligations increased $1.4 billion from $10.9 billion as of December 31, 2015 to $12.3 billion as of March 31, 2016 primarily due to multi-year commitments primarily associated with the continued expansion of our exclusive and original programming.

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

(3)
Lease obligations include lease financing obligations of $20.4 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $473.6 million for our expanded headquarters in Los Gatos, California, and our new office space in Los Angeles, California and other commitments of $75.9 million for facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2028.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of March 31, 2016, we had gross unrecognized tax benefits of $19.1 million of which $3.8 million was recorded in "Accrued Expenses" on the Consolidated Balance Sheets. For the remaining $15.3 million, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes, therefore, such amounts are not included in the above contractual obligation table.

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

Indemnification
The information set forth under Note 6 to the consolidated financial statements under the caption “Indemnification” is incorporated herein by reference.
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. The Securities and Exchange Commission ("SEC") has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

Streaming Content
We acquire, license and produce content, including original programing, in order to offer our members unlimited viewing of TV shows and films. The content licenses are for a fixed fee and specific windows of availability. Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the amortization expense. Payments for content, including additions to streaming assets and the changes in related liabilities, are classified within "Net cash (used in) provided by operating activities" on the Consolidated Statements of Cash Flows.
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
Our business model is subscription based as opposed to a model generating revenues at a specific title level. Therefore, content assets, both licensed and produced are reviewed in aggregate at the operating segment level when an event or change in circumstances indicates a change in the expected usefulness or that the fair value may be less than amortized cost. To date, we have not identified any such event or changes in circumstances. If such changes are identified in the future, these aggregated content assets will be stated at the lower of unamortized cost, net realizable value or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. No material write-down from unamortized cost was recorded in any of the periods presented.
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

Income Taxes
We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. There was no valuation allowance as of March 31, 2016 or December 31, 2015.
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At March 31, 2016, our estimated gross unrecognized tax benefits were $19.1 million of which $14.5 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

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

•
Expected Volatility: The Company calculates expected volatility based solely on implied volatility. We believe that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, given consistently high trade volumes of the options, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. An increase/decrease of 10% in our computation of expected volatility would increase/decrease the total stock-based compensation expense by approximately $2.5 million for the three months ended March 31, 2016.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical and estimated option exercise behavior. An increase/decrease in the suboptimal exercise factor of 10% would increase/decrease the total stock-based compensation expense by approximately $1.7 million for the three months ended March 31, 2016.

Recent Accounting Pronouncements

The information set forth under Note 1 to the consolidated financial statements under the caption “Basis of Presentation and Summary of Significant Accounting Policies” is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2015. Our exposure to market risk has not changed significantly since December 31, 2015.
Foreign Currency Risk
International revenues and cost of revenues account for 33% and 46%, respectively of consolidated amounts for the first quarter of 2016. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. In the first quarter of 2016, we believe our international revenues would have been approximately $82 million higher had foreign currency exchange rates remained consistent with those for the first quarter of 2015.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the first quarter of 2016, we recognized a $24.1 million foreign exchange gain which resulted primarily from the remeasurement of significant content liabilities denominated in currencies other than functional currencies in our European entities coupled with the strengthening of the euro.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 6 in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6.	Exhibits
(a) Exhibits:

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.
Dated: April 20, 2016	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: April 20, 2016	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

ExhibitNumber	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013

4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.4†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	001-35727	10.7	February 1, 2013

10.5	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014

10.6†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014

10.7	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015

10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015

10.9	Purchase Agreement between Morgan Stanley & Co. LLC, as representative of several initial purchasers, and Netflix, Inc. dated February 2, 2015	10-Q	001-35727	10.9	April 17, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 filed with the SEC on April 20, 2016, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2016 and 2015 (iii) Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.