Form 10-Q
period 2016-06-30
NETFLIX INC
filed 2016-07-19
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2016, there were 428,725,388 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues	$2,105,204	$1,644,694	$4,062,940	$3,217,823
Cost of revenues	1,473,098	1,121,752	2,842,638	2,168,153
Marketing	216,029	197,140	424,039	391,817
Technology and development	207,300	155,061	410,808	298,167
General and administrative	138,407	95,906	265,632	187,395
Operating income	70,370	74,835	119,823	172,291
Other income (expense):
Interest expense	(35,455)	(35,217)	(70,992)	(61,954)
Interest and other income (expense)	16,317	872	42,280	(31,421)
Income before income taxes	51,232	40,490	91,111	78,916
Provision for income taxes	10,477	14,155	22,698	28,885
Net income	$40,755	$26,335	$68,413	$50,031
Earnings per share:
Basic	$0.10	$0.06	$0.16	$0.12
Diluted	$0.09	$0.06	$0.16	$0.12
Weighted-average common shares outstanding:
Basic	428,483	425,340	428,300	424,486
Diluted	438,154	436,097	438,073	434,958

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net income	$40,755	$26,335	$68,413	$50,031
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,446)	5,560	3,096	(33,930)
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $388, $25, $1,222 and $158, respectively	636	(526)	2,001	256
Total other comprehensive income (loss)	(3,810)	5,034	5,097	(33,674)
Comprehensive income	$36,945	$31,369	$73,510	$16,357

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cash flows from operating activities:
Net income	$40,755	$26,335	$68,413	$50,031
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(1,791,766)	(1,276,643)	(4,108,365)	(2,916,860)
Change in streaming content liabilities	238,517	191,154	1,144,240	817,479
Amortization of streaming content assets	1,175,361	822,600	2,233,882	1,572,118
Amortization of DVD content assets	20,021	20,813	40,462	41,998
Depreciation and amortization of property, equipment and intangibles	14,131	15,581	28,929	30,748
Stock-based compensation expense	44,112	28,590	86,534	56,031
Excess tax benefits from stock-based compensation	(13,323)	(39,427)	(24,639)	(68,428)
Other non-cash items	9,040	6,682	21,797	12,988
Deferred taxes	(17,876)	(4,232)	(34,479)	(41,274)
Changes in operating assets and liabilities:
Other current assets	24,091	(36,648)	38,399	14,753
Accounts payable	8,795	6,447	(11,103)	(4,178)
Accrued expenses	2,099	41,624	43,331	77,546
Deferred revenue	22,753	16,414	50,255	27,168
Other non-current assets and liabilities	(3,003)	(633)	(32,539)	21,155
Net cash used in operating activities	(226,293)	(181,343)	(454,883)	(308,725)
Cash flows from investing activities:
Acquisition of DVD content assets	(17,924)	(19,786)	(41,131)	(42,692)
Purchases of property and equipment	(10,814)	(27,538)	(19,239)	(40,574)
Change in other assets	907	(639)	551	(414)
Purchases of short-term investments	(18,492)	(67,949)	(53,454)	(158,889)
Proceeds from sale of short-term investments	18,752	48,412	26,940	100,360
Proceeds from maturities of short-term investments	24,675	19,170	87,700	51,057
Net cash (used in) provided by investing activities	(2,896)	(48,330)	1,367	(91,152)
Cash flows from financing activities:
Proceeds from issuance of common stock	4,232	23,804	7,768	34,720
Proceeds from issuance of debt	—	—	—	1,500,000
Issuance costs	—	(397)	—	(17,629)
Excess tax benefits from stock-based compensation	13,323	39,427	24,639	68,428
Other financing activities	57	(287)	112	(538)
Net cash provided by financing activities	17,612	62,547	32,519	1,584,981
Effect of exchange rate changes on cash and cash equivalents	(2,742)	6,221	2,592	(4,840)
Net (decrease) increase in cash and cash equivalents	(214,319)	(160,905)	(418,405)	1,180,264
Cash and cash equivalents, beginning of period	1,605,244	2,454,777	1,809,330	1,113,608
Cash and cash equivalents, end of period	$1,390,925	$2,293,872	$1,390,925	$2,293,872

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,390,925	$1,809,330
Short-term investments	443,303	501,385
Current content assets, net	3,349,262	2,905,998
Other current assets	203,428	215,127
Total current assets	5,386,918	5,431,840
Non-current content assets, net	5,742,938	4,312,817
Property and equipment, net	162,864	173,412
Other non-current assets	300,787	284,802
Total assets	$11,593,507	$10,202,871
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$3,242,330	$2,789,023
Accounts payable	240,458	253,491
Accrued expenses	172,073	140,389
Deferred revenue	396,976	346,721
Total current liabilities	4,051,837	3,529,624
Non-current content liabilities	2,698,520	2,026,360
Long-term debt	2,373,085	2,371,362
Other non-current liabilities	54,231	52,099
Total liabilities	9,177,673	7,979,445
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at June 30, 2016 and December 31, 2015; 428,725,388 and 427,940,440 issued and outstanding at June 30, 2016 and December 31, 2015, respectively	1,443,707	1,324,809
Accumulated other comprehensive loss	(38,211)	(43,308)
Retained earnings	1,010,338	941,925
Total stockholders’ equity	2,415,834	2,223,426
Total liabilities and stockholders’ equity	$11,593,507	$10,202,871

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
Certain prior year amounts have been reclassified to conform to the current year presentation in the consolidated financial statements. The Company reclassified the change in prepaid content of $3.0 million and $31.3 million for the three and six months ended June 30, 2015, from "Other current assets" to "Additions to streaming content assets" on the Consolidated Statements of Cash Flows.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply it retrospectively. The Company does not expect the impact on its consolidated financial statements to be material.
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years and early adoption is permitted. The Company will adopt ASU 2016-09 in the first quarter of 2017 and is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.

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

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands, except per share data)
Basic earnings per share:
Net income	$40,755	$26,335	$68,413	$50,031
Shares used in computation:
Weighted-average common shares outstanding	428,483	425,340	428,300	424,486
Basic earnings per share	$0.10	$0.06	$0.16	$0.12

Diluted earnings per share:
Net income	$40,755	$26,335	$68,413	$50,031
Shares used in computation:
Weighted-average common shares outstanding	428,483	425,340	428,300	424,486
Employee stock options	9,671	10,757	9,773	10,472
Weighted-average number of shares	438,154	436,097	438,073	434,958
Diluted earnings per share	$0.09	$0.06	$0.16	$0.12

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Employee stock options	1,930	80	1,634	938

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

	As of June 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
	(in thousands)
Cash	$851,449	$—	$—	$851,449	$848,875	$—	$2,574
Level 1 securities:
Money market funds	543,564	—	—	543,564	542,050	—	1,514
Level 2 securities:
Corporate debt securities	200,366	1,195	(49)	201,512	—	201,512	—
Government securities	230,815	759	—	231,574	—	231,574	—
Agency securities	10,209	8	—	10,217	—	10,217	—
Total	$1,836,403	$1,962	$(49)	$1,838,316	$1,390,925	$443,303	$4,088

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
	(in thousands)
Cash	$1,708,220	$—	$—	$1,708,220	$1,706,592	$—	$1,628
Level 1 securities:
Money market funds	107,199	—	—	107,199	102,738	—	4,461
Level 2 securities:
Corporate debt securities	240,867	154	(409)	240,612	—	240,612	—
Government securities	235,252	—	(1,046)	234,206	—	234,206	—
Agency securities	26,576	—	(9)	26,567	—	26,567	—
Total	$2,318,114	$154	$(1,464)	$2,316,804	$1,809,330	$501,385	$6,089

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
The Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As such, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2016 or December 31, 2015, respectively. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three and six months ended June 30, 2016 and 2015, respectively. In addition, there were no material gross realized gains or losses in the three and six months ended June 30, 2016 and 2015, respectively.

The estimated fair value of short-term investments by contractual maturity as of June 30, 2016 is as follows:

(in thousands)
Due within one year	$144,035
Due after one year and through five years	299,268
Total short-term investments	$443,303

4. Balance Sheet Components
Content Assets
Content assets consisted of the following:

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Licensed content, net	$8,349,966	$6,827,119

Produced content, net
Released, less amortization	165,006	61,515
In production	529,077	279,013
In development	21,411	24,651
	715,494	365,179
DVD, net	26,740	26,517
Total	$9,092,200	$7,218,815

Current content assets, net	$3,349,262	$2,905,998
Non-current content assets, net	$5,742,938	$4,312,817
Produced content is included in "Non-current content assets, net" on the Consolidated Balance Sheets. Certain original content, such as House of Cards, is licensed and therefore not included in produced content. Of the produced content that has been released, approximately 32% and 83%, is expected to be amortized over the next twelve and thirty-six months, respectively. The amount of accrued participations and residuals to be paid during the next twelve months is immaterial.
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	June 30, 2016	December 31, 2015	Estimated Useful Lives
	(in thousands)
Information technology assets	$198,855	$194,054	3 years
Furniture and fixtures	31,330	30,914	3 years
Building	40,681	40,681	30 years
Leasehold improvements	108,274	107,793	Over life of lease
DVD operations equipment	82,796	88,471	5 years
Capital work-in-progress	12,273	8,845
Property and equipment, gross	474,209	470,758
Less: Accumulated depreciation	(311,345)	(297,346)
Property and equipment, net	$162,864	$173,412

5. Long-term Debt

As of June 30, 2016, the Company had aggregate outstanding long-term debt of $2,373.1 million, net of $26.9 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.

The following table provides a summary of the Company's Notes and the fair values based on quoted market prices in less active markets as of June 30, 2016 and December 31, 2015:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Due Dates	June 30, 2016	December 31, 2015
	(in millions)				(in millions)
5.50% Senior Notes	$700.0	February 2015	2022	April 15 and October 15	$729.8	$717.5
5.875% Senior Notes	800.0	February 2015	2025	April 15 and October 15	839.0	820.0
5.750% Senior Notes	400.0	February 2014	2024	March 1 and September 1	417.0	411.0
5.375% Senior Notes	500.0	February 2013	2021	February 1 and August 1	531.0	525.0

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of June 30, 2016 and December 31, 2015, the Company was in compliance with all related covenants.

6. Commitments and Contingencies

Streaming Content
As of June 30, 2016, the Company had $13.2 billion of obligations comprised of $3.2 billion included in "Current content liabilities" and $2.7 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $7.3 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
As of December 31, 2015, the Company had $10.9 billion of obligations comprised of $2.8 billion included in "Current content liabilities" and $2.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $6.1 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
Less than one year	$5,544,875	$4,703,172
Due after one year and through three years	6,305,936	5,249,147
Due after three years and through five years	1,220,827	891,864
Due after five years	122,371	58,048
Total streaming content obligations	$13,194,009	$10,902,231

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
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of June 30, 2016, 15.1 million shares were reserved for future grants under the 2011 Stock Plan.
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2015	16,845,316	20,995,756	$32.39
Granted	(1,747,540)	1,747,540	99.75
Exercised		(784,948)	9.85
Balances as of June 30, 2016	15,097,776	21,958,348	$38.55	6.2	$1,197,223
Vested and exercisable as of June 30, 2016		21,958,348	$38.55	6.2	$1,197,223

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the second quarter of 2016. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
	(in thousands)
Total intrinsic value of options exercised	$37,268	$114,783	$68,725	$195,621
Cash received from options exercised	$4,232	$23,804	$7,768	$34,720

Stock-based Compensation
The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model and the valuation data:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Dividend yield	—%	—%	—%	—%
Expected volatility	45%	36%	45% - 50%	36%
Risk-free interest rate	1.83%	2.05%	1.83% - 2.04%	2.03% - 2.05%
Suboptimal exercise factor	2.48	2.47	2.48	2.47 - 2.48
Weighted-average fair value (per share)	$48.38	$32.52	$49.52	$29.24
Total stock-based compensation expense (in thousands)	$44,112	$28,590	$86,534	$56,031
Total income tax impact on provision (in thousands)	$16,571	$10,796	$32,534	$21,188

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

8. Accumulated Other Comprehensive Loss

The following table summarizes the changes in the accumulated balance of other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2016:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of March 31, 2016	$(34,960)	$559	$(34,401)
Other comprehensive income (loss) before reclassifications	(4,446)	636	(3,810)
Net decrease in other comprehensive income (loss)	(4,446)	636	(3,810)
Balance as of June 30, 2016	$(39,406)	$1,195	$(38,211)

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of December 31, 2015	$(42,502)	$(806)	$(43,308)
Other comprehensive income before reclassifications	3,096	2,001	5,097
Net decrease in other comprehensive income	3,096	2,001	5,097
Balance as of June 30, 2016	$(39,406)	$1,195	$(38,211)
The amounts reclassified from accumulated other comprehensive loss were immaterial for the three and six months ended June 30, 2016.

9. Income Taxes
The effective tax rates for the three months ended June 30, 2016 and 2015 were 20% and 35%, respectively. The effective tax rates for the six months ended June 30, 2016 and 2015 were 25% and 37%, respectively. The effective tax rate for the three and six months ended June 30, 2016 differed from the Federal statutory rate primarily due to Federal and California research and development ("R&D") credits partially offset by state taxes, foreign taxes and non-deductible expenses. The effective tax rate for the three and six months ended June 30, 2015 differed from the Federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the California R&D credit. The decrease in the Company's effective tax rates for the three and six months ended June 30, 2016 as compared to the three and six months ended June 30, 2015 was primarily attributable to the permanent reinstatement of the Federal R&D credit in the fourth quarter of 2015.
Gross unrecognized tax benefits were $22.4 million and $17.1 million as of June 30, 2016 and December 31, 2015, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $17.4 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. The Company classified unrecognized tax benefits that are expected to result in payment or receipt of cash within one year as “Accrued expenses”. The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as “Other non-current liabilities” and a reduction of deferred tax assets which is classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for income taxes” were not material in any of the periods presented.
Deferred tax assets include $213.8 million and $180.6 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of June 30, 2016 and December 31, 2015, it was considered more likely than not that all deferred tax assets would be realized.
Income tax benefits attributable to the exercise of employee stock options are recorded in additional paid-in-capital. These benefits amounted to $13.3 million and $39.1 million, during the three months ended June 30, 2016 and 2015, respectively, and amounted to $24.6 million and $67.9 million, during the six months ended June 30, 2016 and 2015, respectively.
The Company files U.S. Federal, state and foreign tax returns. The 2014 Federal tax return is subject to examination by the IRS. The 2008 through 2014 state tax returns are subject to examination by state tax authorities. The Company has no significant foreign jurisdiction audits underway. The years 2011 through 2015 remain subject to examination by foreign tax authorities. Given the potential outcome of the current examinations as well as the impact of the current examinations on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. As of June 30, 2016, the Company has identified gross unrecognized tax benefits of $4.0 million in “Accrued expenses” in the Consolidated Balance Sheets. At this time, an estimate of the range of reasonably possible adjustments to the remaining balance of unrecognized tax benefits of $18.4 million cannot be made.

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
The Company's long-lived tangible assets were located as follows:

	As of
	June 30, 2016	December 31, 2015
	(in thousands)
United States	$147,812	$159,566
International	15,052	13,846
The following table represents segment information for the three and six months ended June 30, 2016:

	As of/ Three Months Ended June 30, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	47,129	36,048	4,530	—
Revenues	$1,208,271	$758,201	$138,732	$2,105,204
Cost of revenues	707,106	698,162	67,830	1,473,098
Marketing	86,806	129,223	—	216,029
Contribution profit (loss)	$414,359	$(69,184)	$70,902	$416,077
Other operating expenses				345,707
Operating income				70,370
Other income (expense)				(19,138)
Provision for income taxes				10,477
Net income				$40,755

	As of/ Six Months Ended June 30, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	47,129	36,048	4,530	—
Revenues	$2,369,512	$1,409,949	$283,479	$4,062,940
Cost of revenues	1,373,652	1,328,061	140,925	2,842,638
Marketing	168,748	255,291	—	424,039
Contribution profit (loss)	$827,112	$(173,403)	$142,554	$796,263
Other operating expenses				676,440
Operating income				119,823
Other income (expense)				(28,712)
Provision for income taxes				22,698
Net income				$68,413

The following table represents segment information for the three and six months ended June 30, 2015:

	As of/ Three Months Ended June 30, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	42,300	23,251	5,314	—
Revenues	$1,025,913	$454,763	$164,018	$1,644,694
Cost of revenues	612,691	422,966	86,095	1,121,752
Marketing	73,427	123,713	—	197,140
Contribution profit (loss)	$339,795	$(91,916)	$77,923	$325,802
Other operating expenses				250,967
Operating income				74,835
Other income (expense)				(34,345)
Provision for income taxes				14,155
Net income				$26,335

	As of/ Six Months Ended June 30, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	42,300	23,251	5,314	—
Revenues	$2,010,445	$870,160	$337,218	$3,217,823
Cost of revenues	1,195,220	798,244	174,689	2,168,153
Marketing	162,978	228,839	—	391,817
Contribution profit (loss)	$652,247	$(156,923)	$162,529	$657,853
Other operating expenses				485,562
Operating income				172,291
Other income (expense)				(93,375)
Provision for income taxes				28,885
Net income				$50,031
The following table represents the amortization of content assets:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Three months ended June 30,
2016	$581,390	$593,971	$20,021	$1,195,382
2015	462,228	360,372	20,813	843,413
Six months ended June 30,
2016	1,112,129	1,121,753	40,462	2,274,344
2015	894,217	677,901	41,998	1,614,116

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the impact of, and the Company’s response to, new accounting standards; pricing changes, including their impact on paid memberships and average monthly revenue per paying membership; dividends; impact of foreign currency and exchange rate fluctuations; investments in marketing and content, including original content; cash use in connection with content acquisitions and licensing; contribution margin and free cash flow expectations; unrecognized tax benefits; deferred tax assets; tax settlements; accessing and obtaining additional capital; accounting treatment for changes related to content assets; and future contractual obligations, including unknown streaming content obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on January 28, 2016, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading Internet television network with over 83 million streaming members in over 190 countries enjoying more than 125 million hours of TV shows and movies per day, including original series, documentaries and feature films. Members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	June 30, 2016	June 30, 2015	Q2'16 vs. Q2'15
	(in thousands, except revenue per membership and percentages)
Global streaming memberships at end of period	83,177	65,551	27%
Global streaming average monthly revenue per paying membership	$8.32	$8.07	3%
Revenues	2,105,204	1,644,694	28%
Operating income	70,370	74,835	(6)%
Net income	40,755	26,335	55%

Consolidated revenues for the three months ended June 30, 2016 increased $460.5 million as compared to the three months ended June 30, 2015 due to growth in global streaming paying memberships, primarily in our international memberships reflecting our expansion and focus on Netflix as a global Internet TV network. For the three months ended June 30, 2016, average monthly revenue per paying streaming membership increased as a result of increases related to price changes and plan mix. The decrease in operating income for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was due primarily to increased content expenses as we continue to acquire, license and produce content, including more Netflix originals, and increased headcount costs to support our international expansion. Although operating income decreased, net income increased as compared to the three months ended June 30, 2015 due to a $14.0 million foreign exchange gain, which resulted primarily from the remeasurement of significant content liabilities denominated in currencies, such as the British pound, that are not the functional currencies of our European and U.S. entities, and a decrease in the effective tax rate resulting from reinstatement of the Federal R&D credit.

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
We expect that from time to time the prices of our membership plans in each country may change. For instance, in May 2014, in the U.S., we increased the price of our standard plan from $7.99 per month to $8.99 per month with existing memberships grandfathered for a two year period. In October 2015, in the U.S., we increased the price of this same standard plan from $8.99 per month to $9.99 per month with existing memberships grandfathered for a one year period. In the second quarter of 2016, we began to phase out the grandfathered pricing, giving members the option of electing the basic streaming plan at $7.99 per month, continuing on the standard streaming plan at the higher price of $9.99 per month, or electing the premium plan at $11.99 per month. We will complete the phase out of grandfathered pricing in the second half of 2016. Most of our members under grandfathered pricing are in the U.S. However, the same approach and pricing structures are applied internationally.

The following represents the key elements to our segment results of operations:

•
We define contribution profit (loss) as revenues less cost of revenues and marketing expenses incurred by the segment. We believe this is an important measure of our operating segment performance as it represents each segment's performance before global corporate costs.

•
For the Domestic and International streaming segments, content expenses, which include the amortization of the streaming content assets and other expenses associated with the licensing and acquisition of streaming content, represent the vast majority of cost of revenues. Streaming content rights were generally obtained for our current geographic regions. As we expand internationally, we obtained additional rights for new geographies. With our global expansion, we now aspire to obtain global rights for our content. We allocate this content between the Domestic and International streaming segments based on estimated fair market value. Other cost of revenues such as streaming delivery expenses, customer service and payment processing fees, including those we pay to our integrated payment partners, tend to be lower as a percentage of total cost of revenues. We have built our own global content delivery network ("Open Connect") to help us efficiently stream a high volume of content to our members over the Internet. Streaming delivery expenses, therefore, include equipment costs related to Open Connect and all third-party costs, such as cloud computing costs, associated with delivering streaming content over the Internet. Cost of revenues in the Domestic DVD segment consist primarily of delivery expenses, content expenses, including amortization of DVD content assets and revenue sharing expenses, and other expenses associated with our DVD processing and customer service centers. Delivery expenses for the Domestic DVD segment consist of the postage costs to mail DVDs to and from our members and the packaging and label costs for the mailers.

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

•
We have demonstrated our ability to grow domestic streaming contribution margin as evidenced by the increase in contribution margin from 12% in the fourth quarter of 2011 to 34% in the second quarter of 2016. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment.

Domestic Streaming Segment
Three months ended June 30, 2016 as compared to the three months ended June 30, 2015

	As of/ Three Months Ended		Change
	June 30, 2016	June 30, 2015	Q2'16 vs. Q2'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	162	903	(741)	(82)%
Memberships at end of period	47,129	42,300	4,829	11%
Paid memberships at end of period	46,004	41,057	4,947	12%
Average monthly revenue per paying membership	$8.78	$8.41	$0.37	4%

Contribution profit:
Revenues	$1,208,271	$1,025,913	$182,358	18%
Cost of revenues	707,106	612,691	94,415	15%
Marketing	86,806	73,427	13,379	18%
Contribution profit	414,359	339,795	74,564	22%
Contribution margin	34%	33%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members in the United States. The increase in our domestic streaming revenues was primarily due to a 13% growth in the average number of paid memberships, as well as a 4% increase in the average monthly revenue per paying membership, resulting from our price changes and plan mix. Our standard plan continues to be the most popular plan choice for new memberships.
In the second quarter of 2016, we began to phase out grandfathered pricing and will complete this in the second half of 2016. Currently, more than half of our paying members in the United States remain under a grandfathered price plan. During the quarter, cancellations by members whose grandfathered pricing expired were not material and we expect this trend to continue. While the expiration of this grandfathered pricing and the associated media coverage may moderate near term membership growth, by the end of the fourth quarter of 2016, average monthly revenue per paying membership is expected to increase 10% to 20% as compared to the prior year and we believe the overall impact of the expiration of grandfathered pricing will be an increase in revenue.
If we experience higher than expected cancellations of service by members whose grandfathered pricing is expiring, if these members elect the lower priced plan in greater numbers than we expect, or if the associated media coverage has a larger impact than expected on acquisition and / or retention of other members, our paid memberships, average monthly revenue per paying membership and revenues may differ from our expectations.
The increase in domestic streaming cost of revenues was primarily due to an $80.2 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, streaming delivery expenses increased by $1.5 million and other costs, such as payment processing fees and customer service call centers, increased $12.7 million due to our growing member base.
Domestic marketing expenses increased primarily due to increased public relations spending and increased payments to our device partners.
Our Domestic streaming segment had a contribution margin of 34% for the three months ended June 30, 2016, which increased as compared to the contribution margin of 33% for the three months ended June 30, 2015 due to growth in paid memberships and revenue which continued to outpace content spending. Our 2020 domestic streaming contribution margin target remains at 40%.

Six months ended June 30, 2016 as compared to the six months ended June 30, 2015

	As of/ Six Months Ended		Change
	June 30, 2016	June 30, 2015	YTD'16 vs. YTD'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	2,391	3,186	(795)	(25)%
Memberships at end of period	47,129	42,300	4,829	11%
Paid memberships at end of period	46,004	41,057	4,947	12%
Average monthly revenue per paying membership	$8.74	$8.41	$0.33	4%

Contribution profit:
Revenues	$2,369,512	$2,010,445	$359,067	18%
Cost of revenues	1,373,652	1,195,220	178,432	15%
Marketing	168,748	162,978	5,770	4%
Contribution profit	827,112	652,247	174,865	27%
Contribution margin	35%	32%
The increase in our domestic streaming revenues was primarily due to a 14% growth in the average number of paid memberships as well as the 4% increase in average monthly revenue per paying membership resulting from our price changes and plan mix.
The increase in domestic streaming cost of revenues was primarily due to a $143.7 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, streaming delivery expenses increased by $12.2 million and other costs, such as payment processing fees and customer service call centers, increased $22.5 million due to our growing member base.
Domestic marketing expenses increased primarily due to increased payments to our device partners.
Our Domestic streaming segment had a contribution margin of 35% for the six months ended June 30, 2016, which increased as compared to the contribution margin of 32% for the six months ended June 30, 2015 due to growth in paid memberships and revenue which outpaced content and marketing spending.

International Streaming Segment
Three months ended June 30, 2016 as compared to the three months ended June 30, 2015

	As of /Three Months Ended		Change
	June 30, 2016	June 30, 2015	Q2'16 vs. Q2'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	1,515	2,374	(859)	(36)%
Memberships at end of period	36,048	23,251	12,797	55%
Paid memberships at end of period	33,892	21,649	12,243	57%
Average monthly revenue per paying membership	$7.67	$7.40	$0.27	4%

Contribution profit (loss):
Revenues	$758,201	$454,763	$303,438	67%
Cost of revenues	698,162	422,966	275,196	65%
Marketing	129,223	123,713	5,510	4%
Contribution loss	(69,184)	(91,916)	22,732	25%
Contribution margin	(9)%	(20)%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members outside the United States. We launched our streaming service in Canada in September 2010 and have expanded our services internationally as shown below.

The increase in our international revenues was due to a 61% increase in the average number of paid international memberships, in addition to a 4% increase in the average monthly revenue per paying membership. The increase in the average monthly revenue per paying membership was due primarily to price changes and plan mix offset by unfavorable fluctuations in foreign exchange rates. We estimate that international revenues in the second quarter of 2016 would have been approximately $37 million higher if foreign exchange rates had remained consistent with the foreign exchange rates from the second quarter of 2015. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations. Average paid international streaming memberships accounted for 42% of global average paid streaming memberships for the three months ended June 30, 2016, as compared to 33% of global average paid streaming memberships for the same period in 2015.
While the expiration of grandfathered pricing and associated media coverage may moderate near term membership growth, by the end of the fourth quarter of 2016, average monthly revenue per paying membership is expected to increase by 10% to 20% as compared to the prior year and we believe the overall impact of the expiration of grandfathered pricing will be an increase in revenue. If we experience higher than expected cancellations of service by members whose grandfathered pricing is expiring, if these members elect the lower priced plan in greater numbers than we expect, or if the associated media coverage has a larger impact than expected on acquisition and / or retention of other members, our paid memberships, average monthly revenue per paying membership and revenue may differ from our expectations.
The increase in international cost of revenues was primarily due to a $242.0 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $33.2 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses for the three months ended June 30, 2016 increased as compared to the three months ended June 30, 2015 mainly due to expenses for territories launched in the last twelve months.
International contribution losses grew for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, due to increased spending for our international expansion.

Six months ended June 30, 2016 as compared to the six months ended June 30, 2015

	As of/ Six Months Ended		Change
	June 30, 2016	June 30, 2015	YTD'16 vs. YTD'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	6,024	4,974	1,050	21%
Memberships at end of period	36,048	23,251	12,797	55%
Paid memberships at end of period	33,892	21,649	12,243	57%
Average monthly revenue per paying membership	$7.50	$7.53	$(0.03)	—%

Contribution profit (loss):
Revenues	$1,409,949	$870,160	$539,789	62%
Cost of revenues	1,328,061	798,244	529,817	66%
Marketing	255,291	228,839	26,452	12%
Contribution loss	(173,403)	(156,923)	(16,480)	(11)%
Contribution margin	(12)%	(18)%
The increase in our international revenues was due to the 63% growth in our average number of paid international memberships. The average monthly revenue per paying membership remained flat.
The increase in international cost of revenues was primarily due to a $461.7 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $68.1 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base, partially offset by decreases resulting from exchange rate fluctuations.
International marketing expenses for the six months ended June 30, 2016 increased mainly due to expenses for territories launched in the last twelve months.
International contribution losses grew for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015, due to increased spending for our international expansion and the impact of foreign currency exchange rate fluctuations.
Domestic DVD Segment
Three months ended June 30, 2016 as compared to the three months ended June 30, 2015

	As of/ Three Months Ended		Change
	June 30, 2016	June 30, 2015	Q2'16 vs. Q2'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(211)	(250)	39	16%
Memberships at end of period	4,530	5,314	(784)	(15)%
Paid memberships at end of period	4,435	5,219	(784)	(15)%
Average monthly revenue per paying membership	$10.18	$10.23	$(0.05)	—%

Contribution profit:
Revenues	$138,732	$164,018	$(25,286)	(15)%
Cost of revenues	67,830	86,095	(18,265)	(21)%
Contribution profit	70,902	77,923	(7,021)	(9)%
Contribution margin	51%	48%

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
The decrease in domestic DVD cost of revenues was primarily due to a $5.4 million decrease in content expenses and an $8.8 million decrease in delivery expenses resulting from an 18% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships and reduced usage by those members. Other costs, primarily those associated with processing and customer service expenses, decreased $4.1 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment contribution margin increased for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, as revenues decreased at a slower pace than cost of revenues.

Six months ended June 30, 2016 as compared to the six months ended June 30, 2015

	As of/ Six Months Ended		Change
	June 30, 2016	June 30, 2015	YTD'16 vs. YTD'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(374)	(453)	(79)	(17)%
Memberships at end of period	4,530	5,314	(784)	(15)%
Paid memberships at end of period	4,435	5,219	(784)	(15)%
Average monthly revenue per paying membership	$10.21	$10.30	$(0.09)	(1)%

Contribution profit:
Revenues	$283,479	$337,218	$(53,739)	(16)%
Cost of revenues	140,925	174,689	(33,764)	(19)%
Contribution profit	142,554	162,529	(19,975)	(12)%
Contribution margin	50%	48%
The decrease in our domestic DVD revenues was due to a 15% decrease in the average number of paid memberships.
The decrease in domestic DVD cost of revenues was primarily due to a $12.3 million decrease in content expenses and a $15.0 million decrease in delivery expenses resulting from a 17% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships and reduced usage by those members. Other costs, primarily those associated with processing and customer service expenses, decreased $6.5 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment contribution margin increased for the six months ended June 30, 2016, compared to the same period in 2015, as revenues decreased at a slower pace than cost of revenues.

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
Three months ended June 30, 2016 as compared to the three months ended June 30, 2015

	Three Months Ended		Change
	June 30, 2016	June 30, 2015	Q2'16 vs. Q2'15
	(in thousands, except percentages)
Technology and development	$207,300	$155,061	$52,239	34%
As a percentage of revenues	10%	9%

The increase in technology and development expenses was primarily due to a $40.6 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and a 21% growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third party expenses, including costs associated with cloud computing, increased $5.7 million.

Six months ended June 30, 2016 as compared to the six months ended June 30, 2015

	Six Months Ended		Change
	June 30, 2016	June 30, 2015	YTD'16 vs. YTD'15
	(in thousands, except percentages)
Technology and development	$410,808	$298,167	112,641	38%
As a percentage of revenues	10%	9%

The increase in technology and development expenses was primarily due to a $86.6 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for our existing employees and a 20% growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third party expenses, including costs associated with cloud computing, increased $13.4 million.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses.
Three months ended June 30, 2016 as compared to the three months ended June 30, 2015

	Three Months Ended		Change
	June 30, 2016	June 30, 2015	Q2'16 vs. Q2'15
	(in thousands, except percentages)
General and administrative	$138,407	$95,906	$42,501	44%
As a percentage of revenues	7%	6%

General and administrative expenses increased primarily due to a $38.9 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 37% increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees.

Six months ended June 30, 2016 as compared to the six months ended June 30, 2015

	Six Months Ended		Change
	June 30, 2016	June 30, 2015	YTD'16 vs. YTD'15
	(in thousands, except percentages)
General and administrative	$265,632	$187,395	78,237	42%
As a percentage of revenues	7%	6%

General and administrative expenses increased in the six months ended June 30, 2016, compared to the corresponding period in the prior year due primarily to an $75.1 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 45% increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.
Three months ended June 30, 2016 as compared to the three months ended June 30, 2015

	Three Months Ended		Change
	June 30, 2016	June 30, 2015	Q2'16 vs. Q2'15
	(in thousands, except percentages)
Interest expense	$(35,455)	$(35,217)	$(238)	(1)%
As a percentage of revenues	(2)%	(2)%

Six months ended June 30, 2016 as compared to the six months ended June 30, 2015

	Six Months Ended		Change
	June 30, 2016	June 30, 2015	YTD'16 vs. YTD'15
	(in thousands, except percentages)
Interest expense	$(70,992)	$(61,954)	(9,038)	(15)%
As a percentage of revenues	(2)%	(2)%

Interest expense consisted primarily of interest on our Notes of $33.8 million and $67.7 million for the three and six months ended June 30, 2016, respectively. The increase in interest expense for the six months ended June 30, 2016 as compared to the same period in 2015 was due primarily to the 5.50% and 5.875% Senior Notes, which were issued in February 2015, bearing interest for the full six month period ended June 30, 2016 and only a portion of the six month period ended June 30, 2015.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on cash, cash equivalents and short-term investments and foreign exchange gains and losses on foreign currency denominated balances.
Three months ended June 30, 2016 as compared to the three months ended June 30, 2015

	Three Months Ended		Change
	June 30, 2016	June 30, 2015	Q2'16 vs. Q2'15
	(in thousands, except percentages)
Interest and other income (expense)	$16,317	$872	$15,445	1,771%
As a percentage of revenues	1%	NM

Six months ended June 30, 2016 as compared to the six months ended June 30, 2015

	Six Months Ended		Change
	June 30, 2016	June 30, 2015	YTD'16 vs. YTD'15
	(in thousands, except percentages)
Interest and other income (expense)	$42,280	$(31,421)	73,701	235%
As a percentage of revenues	1%	(1)%
Interest and other income (expense) increased for the three and six months ended June 30, 2016, due to foreign exchange gains of $14.0 million and $38.2 million, respectively, compared to losses of $0.7 million and $34.4 million, respectively, for the corresponding periods in 2015. In both the three and six months ended June 30, 2016, the foreign exchange gain was primarily driven by favorable exchange gains resulting primarily from the remeasurement of significant content liabilities denominated in currencies other than the functional currencies, such as the British pound, in our European and U.S. entities.
Provision for Income Taxes

The effective tax rates for the three months ended June 30, 2016 and 2015 were 20% and 35%, respectively. The effective tax rate for the three months ended June 30, 2016, differed from the Federal statutory rate primarily due to Federal and California research and development ("R&D") credits partially offset by state taxes, foreign taxes and non-deductible expenses. The effective tax rate for the three months ended June 30, 2015, differed from the Federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the California R&D credit.
The effective tax rates for the six months ended June 30, 2016 and 2015 were 25% and 37%, respectively. The effective tax rates for the six months ended June 30, 2016, differed from the Federal statutory rate primarily due to Federal and California research and development credits partially offset by state taxes, foreign taxes and non-deductible expenses. The effective tax rate for the six months ended June 30, 2015, differed from the Federal statutory rate primarily due to state taxes, foreign taxes and non-deductible expenses, partially offset by the California R&D credit. The decrease in our effective tax rate for the three and six months ended June 30, 2016, as compared to the same periods in 2015 was attributable primarily to the permanent reinstatement of the Federal R&D credit in the fourth quarter of 2015.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments decreased $476.5 million from $2,310.7 million as of December 31, 2015 to $1,834.2 million as of June 30, 2016. In February 2015, we issued $1,500.0 million of long-term debt. The decrease in cash, cash equivalents and short-term investments in the six months ended June 30, 2016 was due to cash used in operations. Long-term debt, net of debt issuance costs, was $2,373.1 million and $2,371.4 million as of June 30, 2016, and December 31, 2015, respectively. See Note 5 to the consolidated financial statements for additional information.
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
As of June 30, 2016, $240.6 million of cash and cash equivalents were held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the portion associated with undistributed earnings for certain foreign subsidiaries.
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
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expense, non-cash stock-based compensation expense and other working capital differences. The excess content payments over expense is variable based on the payment terms of our content agreements and is expected to increase as we enter into more agreements with upfront cash payments, such as licensing and production of original content. In the first half of 2016, the ratio of content payments over content expense was between 1.3 and 1.4. Working capital differences include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly and deferred revenue is a source of cash flow.

Three months ended June 30, 2016 as compared to the three months ended June 30, 2015

	Three Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Net cash used in operating activities	$(226,293)	$(181,343)
Net cash used in investing activities	(2,896)	(48,330)
Net cash provided by financing activities	17,612	62,547

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(226,293)	(181,343)
Acquisition of DVD content assets	(17,924)	(19,786)
Purchases of property and equipment	(10,814)	(27,538)
Change in other assets	907	(639)
Non-GAAP free cash flow	$(254,124)	$(229,306)

Cash used in operating activities increased $45.0 million to $226.3 million for the three months ended June 30, 2016, compared to the same period of 2015. The significant net cash used in operations is due primarily to the increase in investments in streaming content that requires more upfront payments. The payments for streaming content assets increased $467.8 million or 43%. In addition, we had increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $460.5 million or 28% increase in revenues.
Cash used in investing activities decreased $45.4 million, primarily due to a decrease in the purchases of short-term investments, net of proceeds and maturities of $25.3 million, coupled with a decrease in the purchases of property and equipment of $16.7 million.
Cash provided by financing activities decreased $44.9 million in the quarter ended June 30, 2016, primarily due to the decrease in cash received from the issuance of common stock, and a decrease in the excess tax benefits from stock-based compensation.
Free cash flow was $294.9 million lower than net income for the three months ended June 30, 2016 primarily due to $377.9 million of cash payments for streaming content assets over streaming amortization expense, partially offset by $44.1 million of non-cash stock-based compensation expense and $38.9 million favorable other working capital differences.
Free cash flow was $255.6 million lower than net income for the three months ended June 30, 2015, primarily due to $262.9 million of cash payments for streaming content assets over streaming amortization expense coupled with $21.3 million non-favorable other working capital differences, partially offset by $28.6 million of non-cash stock-based compensation expense.
Six months ended June 30, 2016 as compared to the six months ended June 30, 2015

	Six Months Ended
	June 30, 2016	June 30, 2015
	(in thousands)
Net cash used in operating activities	$(454,883)	$(308,725)
Net cash provided by (used in) investing activities	1,367	(91,152)
Net cash provided by financing activities	32,519	1,584,981

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(454,883)	(308,725)
Acquisition of DVD content assets	(41,131)	(42,692)
Purchases of property and equipment	(19,239)	(40,574)
Change in other assets	551	(414)
Non-GAAP free cash flow	$(514,702)	$(392,405)

Cash used in operating activities increased $146.2 million, primarily due to increased payments for streaming content assets of $864.7 million or 41%, as well as increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $845.1 million or 26% increase in revenues.
Cash provided by investing activities increased $92.5 million, primarily due to a decrease in the purchases of short-term investments, net of proceeds and maturities of $68.7 million, coupled with a decrease in the purchases of property and equipment of $21.3 million.
Cash provided by financing activities decreased $1,552.5 million, primarily due to the prior year proceeds of $1,482.4 million, net, from the issuance of the 5.50% Notes and the 5.875% Notes in the six months ended June 30, 2015.
Free cash flow was $583.1 million lower than net income for the six months ended June 30, 2016 primarily due to $730.2 million of cash payments for streaming content assets over amortization expense, partially offset by $86.5 million of non-cash stock-based compensation expense and $60.6 million favorable other working capital differences.
Free cash flow was $442.4 million lower than net income for the six months ended June 30, 2015 primarily due to $527.3 million of cash payments for streaming content assets over streaming amortization expense, partially offset by $56.0 million of non-cash stock-based compensation expense and $28.9 million favorable other working capital differences.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of June 30, 2016. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of June 30, 2016:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$13,194,009	$5,544,875	$6,305,936	$1,220,827	$122,371
Debt (2)	3,358,125	135,375	270,750	770,750	2,181,250
Lease obligations (3)	561,787	47,458	122,261	108,724	283,344
Other purchase obligations (4)	310,804	163,551	54,150	39,170	53,933
Total	$17,424,725	$5,891,259	$6,753,097	$2,139,471	$2,640,898

(1)
As of June 30, 2016, streaming content obligations were comprised of $3.2 billion included in "Current content liabilities" and $2.7 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $7.3 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for recognition.

Streaming content obligations increased $2.3 billion from $10.9 billion as of December 31, 2015 to $13.2 billion as of June 30, 2016, primarily due to multi-year commitments primarily associated with the continued expansion of our exclusive and original programming.

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

(3)
Lease obligations include lease financing obligations of $19.8 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $470.9 million for our expanded headquarters in Los Gatos, California, and our new office space in Los Angeles, California and other commitments of $71.10 million for facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2028.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of June 30, 2016, we had gross unrecognized tax benefits of $22.4 million of which $4.0 million was recorded in "Accrued Expenses" on the Consolidated Balance Sheets. For the remaining $18.4 million, we are unable to make a reasonably reliable estimate of the timing of payments in individual years due to uncertainties in the timing of tax audit outcomes, therefore, such amounts are not included in the above contractual obligation table.

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

Streaming Content
We acquire, license and produce content, including original programing, in order to offer our members unlimited viewing of TV shows and films. The content licenses are for a fixed fee and specific windows of availability. Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the amortization expense. Payments for content, including additions to streaming assets and the changes in related liabilities, are classified within "Net cash used in operating activities" on the Consolidated Statements of Cash Flows.
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
We have entered into certain licenses with collective management organizations, and are currently involved in negotiations with others who hold certain rights to music and other entertainment works "publicly performed" in connection with streaming content into various territories. Accruals for estimated license fees are recorded and then adjusted based on any changes in estimates. These amounts are included in the streaming content obligations. The results of these negotiations are uncertain and may be materially different from management's estimates.

Income Taxes
We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. There was no valuation allowance as of June 30, 2016 or December 31, 2015.
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At June 30, 2016, our estimated gross unrecognized tax benefits were $22.4 million of which $17.4 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

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

•
Expected Volatility: The Company calculates expected volatility based solely on implied volatility. We believe that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, given consistently high trade volumes of the options, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. An increase/decrease of 10% in our computation of expected volatility would increase/decrease the total stock-based compensation expense by approximately $3.4 million for the three months ended June 30, 2016.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical and estimated option exercise behavior. An increase/decrease in the suboptimal exercise factor of 10% would increase/decrease the total stock-based compensation expense by approximately $1.6 million for the three months ended June 30, 2016.

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
Foreign Currency Risk
International revenues and cost of revenues account for 35% and 47%, respectively of consolidated amounts for the first half of 2016. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. In the first half of 2016, we believe our international revenues would have been approximately $119 million higher had foreign currency exchange rates remained consistent with those for the first half of 2015.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the first half of 2016, we recognized a $38.2 million foreign exchange gain which resulted primarily from the remeasurement of significant content liabilities denominated in currencies, such as the British pound, that are not the functional currencies of our European and U.S. entities.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NETFLIX, INC.
Dated: July 19, 2016	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: July 19, 2016	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013

4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.4†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	001-35727	10.7	February 1, 2013

10.5	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014

10.6†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014

10.7	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015

10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015

10.9	Purchase Agreement between Morgan Stanley & Co. LLC, as representative of several initial purchasers, and Netflix, Inc. dated February 2, 2015	10-Q	001-35727	10.9	April 17, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 filed with the SEC on July 19, 2016, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2016 and 2015 (iii) Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2016 and 2015 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.