Form 10-Q
period 2016-09-30
NETFLIX INC
filed 2016-10-20
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2016, there were 429,145,023 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Revenues	$2,290,188	$1,738,355	$6,353,128	$4,956,178
Cost of revenues	1,532,844	1,173,958	4,375,482	3,342,111
Marketing	282,043	208,102	706,082	599,919
Technology and development	216,099	171,762	626,907	469,929
General and administrative	153,166	110,892	418,798	298,287
Operating income	106,036	73,641	225,859	245,932
Other income (expense):
Interest expense	(35,536)	(35,333)	(106,528)	(97,287)
Interest and other income (expense)	8,627	3,930	50,907	(27,491)
Income before income taxes	79,127	42,238	170,238	121,154
Provision for income taxes	27,610	12,806	50,308	41,691
Net income	$51,517	$29,432	$119,930	$79,463
Earnings per share:
Basic	$0.12	$0.07	$0.28	$0.19
Diluted	$0.12	$0.07	$0.27	$0.18
Weighted-average common shares outstanding:
Basic	428,937	426,869	428,514	425,289
Diluted	438,389	437,606	438,180	435,849

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Net income	$51,517	$29,432	$119,930	$79,463
Other comprehensive income (loss):
Foreign currency translation adjustments	2,357	302	5,453	(33,628)
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $(412), $(45), $810 and $113, respectively	(676)	(72)	1,325	184
Total other comprehensive income (loss)	1,681	230	6,778	(33,444)
Comprehensive income	$53,198	$29,662	$126,708	$46,019

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Cash flows from operating activities:
Net income	$51,517	$29,432	$119,930	$79,463
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(2,442,080)	(1,304,466)	(6,550,445)	(4,221,326)
Change in streaming content liabilities	529,885	104,684	1,674,125	922,163
Amortization of streaming content assets	1,224,108	871,403	3,457,990	2,443,521
Amortization of DVD content assets	19,284	18,589	59,746	60,587
Depreciation and amortization of property, equipment and intangibles	14,410	16,047	43,339	46,795
Stock-based compensation expense	43,495	32,834	130,029	88,865
Excess tax benefits from stock-based compensation	(12,762)	(37,726)	(37,401)	(106,154)
Other non-cash items	9,682	10,866	31,479	23,854
Deferred taxes	14,338	(29,417)	(20,141)	(70,691)
Changes in operating assets and liabilities:
Other current assets	10,250	66,695	48,649	81,448
Accounts payable	27,810	6,762	16,707	2,584
Accrued expenses	28,957	10,883	72,288	88,429
Deferred revenue	30,230	27,985	80,485	55,153
Other non-current assets and liabilities	(11,065)	(20,540)	(43,604)	615
Net cash used in operating activities	(461,941)	(195,969)	(916,824)	(504,694)
Cash flows from investing activities:
Acquisition of DVD content assets	(17,249)	(14,467)	(58,380)	(57,159)
Purchases of property and equipment	(27,366)	(37,820)	(46,605)	(78,394)
Change in other assets	125	(3,760)	676	(4,174)
Purchases of short-term investments	(128,136)	(66,444)	(181,590)	(225,333)
Proceeds from sale of short-term investments	171,747	43,887	198,687	144,247
Proceeds from maturities of short-term investments	24,855	31,125	112,555	82,182
Net cash provided by (used in) investing activities	23,976	(47,479)	25,343	(138,631)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,819	35,089	11,587	69,809
Proceeds from issuance of debt	—	—	—	1,500,000
Issuance costs	—	—	—	(17,629)
Excess tax benefits from stock-based compensation	12,762	37,726	37,401	106,154
Other financing activities	58	(61)	170	(599)
Net cash provided by financing activities	16,639	72,754	49,158	1,657,735
Effect of exchange rate changes on cash and cash equivalents	(441)	(7,741)	2,151	(12,581)
Net (decrease) increase in cash and cash equivalents	(421,767)	(178,435)	(840,172)	1,001,829
Cash and cash equivalents, beginning of period	1,390,925	2,293,872	1,809,330	1,113,608
Cash and cash equivalents, end of period	$969,158	$2,115,437	$969,158	$2,115,437
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$969,158	$1,809,330
Short-term investments	374,098	501,385
Current content assets, net	3,632,399	2,905,998
Other current assets	218,238	215,127
Total current assets	5,193,893	5,431,840
Non-current content assets, net	6,677,674	4,312,817
Property and equipment, net	191,876	173,412
Other non-current assets	283,895	284,802
Total assets	$12,347,338	$10,202,871
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$3,497,214	$2,789,023
Accounts payable	285,753	253,491
Accrued expenses	201,232	140,389
Deferred revenue	427,206	346,721
Total current liabilities	4,411,405	3,529,624
Non-current content liabilities	2,975,189	2,026,360
Long-term debt	2,373,966	2,371,362
Other non-current liabilities	57,812	52,099
Total liabilities	9,818,372	7,979,445
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at September 30, 2016 and December 31, 2015; 429,145,023 and 427,940,440 issued and outstanding at September 30, 2016 and December 31, 2015, respectively	1,503,641	1,324,809
Accumulated other comprehensive loss	(36,530)	(43,308)
Retained earnings	1,061,855	941,925
Total stockholders’ equity	2,528,966	2,223,426
Total liabilities and stockholders’ equity	$12,347,338	$10,202,871

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
Certain prior year amounts on the Consolidated Statements of Cash Flow have been reclassified to conform to the current year presentation. Specifically, the Company reclassified prepaid content from "Other current assets" on the Consolidated Balance Sheets to "Current content assets, net". The impact of reclassification on the cash flow resulted in a decrease in "Other current assets" and "Additions to streaming content assets" of $4.5 million in the three months ended September 30, 2015, and an increase in "Other current assets" and "Additions to streaming content assets" of $26.8 million for the nine months ended September 30, 2015.
In the third quarter of 2016, the Company changed the amortization method of certain types of content given changes in estimated viewing patterns of this content. The effect of this change in estimate on operating income, net income and basic and diluted earnings per share was not material for the three and nine months ended September 30, 2016.
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the full retrospective approach. The Company does not expect the impact on its consolidated financial statements to be material.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019 and is currently in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements.
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

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands, except per share data)
Basic earnings per share:
Net income	$51,517	$29,432	$119,930	$79,463
Shares used in computation:
Weighted-average common shares outstanding	428,937	426,869	428,514	425,289
Basic earnings per share	$0.12	$0.07	$0.28	$0.19

Diluted earnings per share:
Net income	$51,517	$29,432	$119,930	$79,463
Shares used in computation:
Weighted-average common shares outstanding	428,937	426,869	428,514	425,289
Employee stock options	9,452	10,737	9,666	10,560
Weighted-average number of shares	438,389	437,606	438,180	435,849
Diluted earnings per share	$0.12	$0.07	$0.27	$0.18

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)
Employee stock options	2,559	130	1,942	668

3. Short-term Investments
The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and investment return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables summarize, by major security type, the Company’s assets that are measured at fair value on a recurring basis, the category using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets:

	As of September 30, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
	(in thousands)
Cash	$920,513	$—	$—	$920,513	$917,936	$—	$2,577
Level 1 securities:
Money market funds	52,737	—	—	52,737	51,222	—	1,515
Level 2 securities:
Corporate debt securities	220,826	770	(68)	221,528	—	221,528	—
Government securities	110,860	159	—	111,019	—	111,019	—
Certificates of deposit/commercial paper	9,817	—	—	9,817		9,817
Agency securities	31,770	4	(40)	31,734	—	31,734	—
Total	$1,346,523	$933	$(108)	$1,347,348	$969,158	$374,098	$4,092

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
	(in thousands)
Cash	$1,708,220	$—	$—	$1,708,220	$1,706,592	$—	$1,628
Level 1 securities:
Money market funds	107,199	—	—	107,199	102,738	—	4,461
Level 2 securities:
Corporate debt securities	240,867	154	(409)	240,612	—	240,612	—
Government securities	235,252	—	(1,046)	234,206	—	234,206	—
Agency securities	26,576	—	(9)	26,567	—	26,567	—
Total	$2,318,114	$154	$(1,464)	$2,316,804	$1,809,330	$501,385	$6,089

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
The Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis. As such, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at September 30, 2016 or December 31, 2015, respectively. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three and nine months ended September 30, 2016 and 2015, respectively. In addition, there were no material gross realized gains or losses in the three and nine months ended September 30, 2016 and 2015, respectively.

The estimated fair value of short-term investments by contractual maturity as of September 30, 2016 is as follows:

(in thousands)
Due within one year	$80,355
Due after one year and through five years	293,743
Total short-term investments	$374,098

4. Balance Sheet Components
Content Assets
Content assets consisted of the following:

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Licensed content, net	$9,248,120	$6,827,119

Produced content, net
Released, less amortization	194,621	61,515
In production	802,552	279,013
In development	40,154	24,651
	1,037,327	365,179
DVD, net	24,626	26,517
Total	$10,310,073	$7,218,815

Current content assets, net	$3,632,399	$2,905,998
Non-current content assets, net	$6,677,674	$4,312,817
Produced content is included in "Non-current content assets, net" on the Consolidated Balance Sheets. Certain original content, such as House of Cards, is licensed and therefore not included in produced content. Of the produced content that has been released, approximately 28% and 82%, is expected to be amortized over the next twelve and thirty-six months, respectively. The amount of accrued participations and residuals to be paid during the next twelve months is not material.
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	September 30, 2016	December 31, 2015	Estimated Useful Lives
	(in thousands)
Information technology assets	$206,957	$194,054	3 years
Furniture and fixtures	32,255	30,914	3 years
Building	40,681	40,681	30 years
Leasehold improvements	108,820	107,793	Over life of lease
DVD operations equipment	76,248	88,471	5 years
Capital work-in-progress	40,997	8,845
Property and equipment, gross	505,958	470,758
Less: Accumulated depreciation	(314,082)	(297,346)
Property and equipment, net	$191,876	$173,412

The increase in capital work-in-progress is primarily related to leasehold improvements for the Company's expanded headquarters in Los Gatos, California and the Company's new office space in Los Angeles, California.

5. Long-term Debt

As of September 30, 2016, the Company had aggregate outstanding long-term debt of $2,374.0 million, net of $26.0 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.

The following table provides a summary of the Company's Notes and the fair values based on quoted market prices in less active markets as of September 30, 2016 and December 31, 2015:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Due Dates	September 30, 2016	December 31, 2015
	(in millions)				(in millions)
5.50% Senior Notes	$700.0	February 2015	2022	April 15 and October 15	$756.9	$717.5
5.875% Senior Notes	800.0	February 2015	2025	April 15 and October 15	866.0	820.0
5.750% Senior Notes	400.0	February 2014	2024	March 1 and September 1	432.0	411.0
5.375% Senior Notes	500.0	February 2013	2021	February 1 and August 1	548.8	525.0

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of September 30, 2016 and December 31, 2015, the Company was in compliance with all related covenants.

6. Commitments and Contingencies

Streaming Content
As of September 30, 2016, the Company had $14.4 billion of obligations comprised of $3.5 billion included in "Current content liabilities" and $3.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $7.9 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
As of December 31, 2015, the Company had $10.9 billion of obligations comprised of $2.8 billion included in "Current content liabilities" and $2.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $6.1 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
Less than one year	$5,895,205	$4,703,172
Due after one year and through three years	6,770,007	5,249,147
Due after three years and through five years	1,489,933	891,864
Due after five years	197,900	58,048
Total streaming content obligations	$14,353,045	$10,902,231

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
On November 23, 2011, the first of six purported shareholder derivative suits was filed in the Superior Court of California, Santa Clara County, against the Company and certain of its officers and directors. Five additional purported shareholder derivative suits were subsequently filed: two in the Superior Court of California, Santa Clara County on February 9, 2012 and May 2, 2012; and three in the United States District Court for the Northern District of California on February 13, 2012, February 24, 2012 and April 2, 2012. The purported shareholder derivative suits filed in the Northern District of California have been voluntarily dismissed. On July 5, 2012, the purported shareholder derivative suits filed in Santa Clara County were consolidated into In re Netflix, Inc. Shareholder Derivative Litigation, Case No. 1-12-cv-218399, and lead counsel was appointed. A consolidated complaint was filed on December 4, 2012, with plaintiffs seeking compensatory damages and other relief. The consolidated complaint alleges, among other things, that certain of the Company's current and former officers and directors breached their fiduciary duties, issued false and misleading statements primarily regarding the Company's streaming business, violated accounting rules concerning segment reporting, violated provisions of the California Corporations Code, and wasted corporate assets. The consolidated complaint further alleges that the defendants caused the Company to buy back stock at artificially inflated prices to the detriment of the Company and its shareholders while contemporaneously selling personally held Company stock. The Company filed a demurrer to the consolidated complaint and a motion to stay the derivative litigation in favor of the related federal securities class action on February 4, 2013. On June 21, 2013, the Court granted the motion to stay the derivative litigation pending resolution of the related federal securities class action. On August 29, 2016, by stipulation of the parties, the consolidated complaint was dismissed by the Court.

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
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of September 30, 2016, 14.1 million shares were reserved for future grants under the 2011 Stock Plan.
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2015	16,845,316	20,995,756	$32.39
Granted	(2,721,013)	2,721,013	98.45
Exercised	—	(1,204,583)	9.59
Balances as of September 30, 2016	14,124,303	22,512,186	$41.59	6.2	$1,300,444
Vested and exercisable as of September 30, 2016		22,512,186	$41.59	6.2	$1,300,444

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the third quarter of 2016. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
	(in thousands)
Total intrinsic value of options exercised	$35,443	$118,259	$104,168	$313,880
Cash received from options exercised	$3,819	$35,089	$11,587	$69,809

Stock-based Compensation
The following table summarizes the assumptions used to value stock option grants using the lattice-binomial model and the valuation data:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Dividend yield	—%	—%	—%	—%
Expected volatility	41%	45%	41% - 50%	36% - 45%
Risk-free interest rate	1.57%	2.29%	1.57% - 2.04%	2.03% - 2.29%
Suboptimal exercise factor	2.48	2.48	2.48	2.47 - 2.48
Weighted-average fair value (per share)	$44.68	$50.58	$47.79	$34.64
Total stock-based compensation expense (in thousands)	$43,495	$32,834	$130,029	$88,865
Total income tax impact on provision (in thousands)	$16,294	$12,365	$48,828	$33,553

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

8. Accumulated Other Comprehensive Loss

The following table summarizes the changes in the accumulated balance of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2016:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of June 30, 2016	$(39,406)	$1,195	$(38,211)
Other comprehensive income (loss) before reclassifications	2,357	(676)	1,681
Net decrease (increase) in other comprehensive loss	2,357	(676)	1,681
Balance as of September 30, 2016	$(37,049)	$519	$(36,530)

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of December 31, 2015	$(42,502)	$(806)	$(43,308)
Other comprehensive income before reclassifications	5,453	1,325	6,778
Net decrease in other comprehensive loss	5,453	1,325	6,778
Balance as of September 30, 2016	$(37,049)	$519	$(36,530)
The amounts reclassified from accumulated other comprehensive loss were immaterial for the three and nine months ended September 30, 2016.

9. Income Taxes
The effective tax rates for the three months ended September 30, 2016 and 2015 were 35% and 30%, respectively. The effective tax rates for the nine months ended September 30, 2016 and 2015 were 30% and 34%, respectively. The effective tax rate for the nine months ended September 30, 2016 differed from the Federal statutory rate primarily due to Federal and California research and development ("R&D") credits partially offset by state taxes, foreign taxes and non-deductible expenses. The effective tax rate for the three and nine months ended September 30, 2015 differed from the Federal statutory rate primarily due to the California R&D credit partially offset by state taxes, foreign taxes and non-deductible expenses. The increase in effective tax rate for the three months ended September 30, 2016 as compared to the same period in 2015 was due primarily to increased operating results for the three months ended September 30, 2016. The decrease in effective tax rate for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 was primarily attributable to the permanent reinstatement of the Federal R&D credit in the fourth quarter of 2015.
Gross unrecognized tax benefits were $16.5 million and $17.1 million as of September 30, 2016 and December 31, 2015, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $13.7 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of September 30, 2016, the Company had identified gross unrecognized tax benefits of $16.5 million, of which $1.6 million was classified as “Other non-current liabilities” and $14.9 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for income taxes” were not material in any of the periods presented.
Deferred tax assets include $200.0 million and $180.6 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of September 30, 2016 and December 31, 2015, it was considered more likely than not that all deferred tax assets would be realized.
Income tax benefits attributable to the exercise of employee stock options are recorded in additional paid-in-capital. These benefits amounted to $12.6 million and $37.7 million, during the three months ended September 30, 2016 and 2015, respectively, and amounted to $37.2 million and $105.6 million, during the nine months ended September 30, 2016 and 2015, respectively.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for 2014 and 2015. The 2008 through 2015 state tax returns are subject to examination by state tax authorities. The Company has no significant foreign jurisdiction audits underway, and 2011 through 2015 remain subject to examination by foreign tax authorities. Given the potential outcome of the current examinations as well as the impact of the current examinations on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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

The Company's long-lived tangible assets were located as follows:

	As of
	September 30, 2016	December 31, 2015
	(in thousands)
United States	$176,271	$159,566
International	15,605	13,846
The following table represents segment information for the three and nine months ended September 30, 2016:

	As of/ Three Months Ended September 30, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	47,497	39,246	4,273	—
Revenues	$1,304,333	$853,480	$132,375	$2,290,188
Cost of revenues	720,658	748,515	63,671	1,532,844
Marketing	108,495	173,548	—	282,043
Contribution profit (loss)	$475,180	$(68,583)	$68,704	$475,301
Other operating expenses				369,265
Operating income				106,036
Other income (expense)				(26,909)
Provision for income taxes				27,610
Net income				$51,517

	As of/ Nine Months Ended September 30, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	47,497	39,246	4,273	—
Revenues	$3,673,845	$2,263,429	$415,854	$6,353,128
Cost of revenues	2,094,310	2,076,576	204,596	4,375,482
Marketing	277,243	428,839	—	706,082
Contribution profit (loss)	$1,302,292	$(241,986)	$211,258	$1,271,564
Other operating expenses				1,045,705
Operating income				225,859
Other income (expense)				(55,621)
Provision for income taxes				50,308
Net income				$119,930

The following table represents segment information for the three and nine months ended September 30, 2015:

	As of/ Three Months Ended September 30, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	43,181	25,987	5,060	—
Revenues	$1,063,961	$516,870	$157,524	$1,738,355
Cost of revenues	644,914	451,251	77,793	1,173,958
Marketing	74,835	133,267	—	208,102
Contribution profit (loss)	$344,212	$(67,648)	$79,731	$356,295
Other operating expenses				282,654
Operating income				73,641
Other income (expense)				(31,403)
Provision for income taxes				12,806
Net income				$29,432

	As of/ Nine Months Ended September 30, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	43,181	25,987	5,060	—
Revenues	$3,074,406	$1,387,030	$494,742	$4,956,178
Cost of revenues	1,840,134	1,249,495	252,482	3,342,111
Marketing	237,813	362,106	—	599,919
Contribution profit (loss)	$996,459	$(224,571)	$242,260	$1,014,148
Other operating expenses				768,216
Operating income				245,932
Other income (expense)				(124,778)
Provision for income taxes				41,691
Net income				$79,463
The following table represents the amortization of content assets:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Three months ended September 30,
2016	$597,039	$627,069	$19,284	$1,243,392
2015	493,025	378,378	18,589	889,992
Nine months ended September 30,
2016	1,709,168	1,748,822	59,746	3,517,736
2015	1,387,242	1,056,279	60,587	2,504,108

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the impact of, and the Company’s response to, new accounting standards; content amortization, pricing changes, including their impact on paid memberships and average monthly revenue per paying membership; dividends; impact of foreign currency and exchange rate fluctuations; investments in marketing and content, including original content; cash use in connection with the acquisition, licensing and production of content; contribution margin and free cash flow expectations; unrecognized tax benefits; deferred tax assets; tax settlements; accessing and obtaining additional capital; accounting treatment for changes related to content assets; and future contractual obligations, including unknown streaming content obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the Securities and Exchange Commission (“SEC”) on January 28, 2016, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading Internet television network with over 86 million streaming members in over 190 countries enjoying more than 125 million hours of TV shows and movies per day, including original series, documentaries and feature films. Members can watch as much as they want, anytime, anywhere, on nearly any Internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	September 30, 2016	September 30, 2015	Q3'16 vs. Q3'15
	(in thousands, except revenue per membership and percentages)
Global streaming memberships at end of period	86,743	69,168	25%
Global streaming average monthly revenue per paying membership	$8.82	$8.19	8%
Revenues	2,290,188	1,738,355	32%
Operating income	106,036	73,641	44%
Net income	51,517	29,432	75%

Consolidated revenues for the three months ended September 30, 2016 increased $551.8 million as compared to the three months ended September 30, 2015 due to growth in global streaming paying memberships, primarily in our international memberships reflecting our expansion and focus on Netflix as a global Internet TV network. In addition, the average monthly revenue per paying streaming membership increased due to price changes and plan mix. The increase in operating income and net income for the three months ended September 30, 2016 as compared to the same period in 2015 was due primarily to increased revenues partially offset by increased content expenses as we continue to acquire, license and produce content, including more Netflix originals, as well as increased headcount costs to support continued improvements in our streaming service and our international expansion.

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
We expect that from time to time the prices of our membership plans in each country may change. For instance, in May 2014, in the U.S., we increased the price of our standard plan from $7.99 per month to $8.99 per month with existing memberships grandfathered for a two year period. In October 2015, in the U.S., we increased the price of this same standard plan from $8.99 per month to $9.99 per month with existing memberships grandfathered for a one year period. In the second quarter of 2016, we began to phase out the grandfathered pricing, giving members the option of electing the basic streaming plan at $7.99 per month, continuing on the standard streaming plan at the higher price of $9.99 per month, or electing the premium plan at $11.99 per month. We will complete the phase out of grandfathered pricing through the remainder of 2016. Most of our members under grandfathered pricing are in the U.S. However, the same approach and pricing structures are applied internationally.

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

•
We have demonstrated our ability to grow domestic streaming contribution margin as evidenced by the increase in contribution margin from 12% in the fourth quarter of 2011 to 36% in the third quarter of 2016. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment.

Domestic Streaming Segment
Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

	As of/ Three Months Ended		Change
	September 30, 2016	September 30, 2015	Q3'16 vs. Q3'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	368	881	(513)	(58)%
Memberships at end of period	47,497	43,181	4,316	10%
Paid memberships at end of period	46,479	42,068	4,411	10%
Average monthly revenue per paying membership	$9.40	$8.53	$0.87	10%

Contribution profit:
Revenues	$1,304,333	$1,063,961	$240,372	23%
Cost of revenues	720,658	644,914	75,744	12%
Marketing	108,495	74,835	33,660	45%
Contribution profit	475,180	344,212	130,968	38%
Contribution margin	36%	32%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members in the United States. The 23% increase in our domestic streaming revenues was primarily due to an 11% growth in the average number of paid memberships, as well as a 10% increase in the average monthly revenue per paying membership, resulting from our price changes and plan mix. Our standard plan continues to be the most popular plan choice for new memberships.
In the second quarter of 2016, we began to phase out grandfathered pricing and will complete this in the fourth quarter of 2016. As of September 30, 2016, less than a quarter of our paying members in the United States remained under a grandfathered price plan. Cancellations by members whose grandfathered pricing expired have not been material and we expect this trend to continue. While the expiration of this grandfathered pricing may moderate near term membership growth, we believe the overall impact of the expiration of grandfathered pricing will be an increase in revenue.
If we experience higher than expected cancellations of service by members whose grandfathered pricing is expiring or if these members elect the lower priced plan in greater numbers than we expect, average monthly revenue per paying membership and revenues may differ from our expectations.
The increase in domestic streaming cost of revenues was primarily due to a $78.6 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming.
Domestic marketing expenses increased primarily due to increased advertising and public relations spending, as well as increased payments to our device partners.
Our Domestic streaming segment had a contribution margin of 36% for the three months ended September 30, 2016, which increased as compared to the contribution margin of 32% for the three months ended September 30, 2015 due to growth in paid memberships and revenue which continued to outpace content spending. Our 2020 domestic streaming contribution margin target remains at 40%.

Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

	As of/ Nine Months Ended		Change
	September 30, 2016	September 30, 2015	YTD'16 vs. YTD'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	2,759	4,067	(1,308)	(32)%
Memberships at end of period	47,497	43,181	4,316	10%
Paid memberships at end of period	46,479	42,068	4,411	10%
Average monthly revenue per paying membership	$8.96	$8.45	$0.51	6%

Contribution profit:
Revenues	$3,673,845	$3,074,406	$599,439	19%
Cost of revenues	2,094,310	1,840,134	254,176	14%
Marketing	277,243	237,813	39,430	17%
Contribution profit	1,302,292	996,459	305,833	31%
Contribution margin	35%	32%
The increase in our domestic streaming revenues was primarily due to a 13% growth in the average number of paid memberships as well as the 6% increase in average monthly revenue per paying membership resulting from our price changes and plan mix.
The increase in domestic streaming cost of revenues was primarily due to a $222.3 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $31.9 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
Domestic marketing expenses increased primarily due to increased advertising and public relations spending, as well as increased payments to our device partners.
Our Domestic streaming segment had a contribution margin of 35% for the nine months ended September 30, 2016, which increased as compared to the contribution margin of 32% for the nine months ended September 30, 2015 due to growth in paid memberships and revenue which outpaced content and marketing spending.
International Streaming Segment
Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

	As of /Three Months Ended		Change
	September 30, 2016	September 30, 2015	Q3'16 vs. Q3'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	3,198	2,736	462	17%
Memberships at end of period	39,246	25,987	13,259	51%
Paid memberships at end of period	36,799	23,951	12,848	54%
Average monthly revenue per paying membership	$8.05	$7.56	$0.49	6%

Contribution profit (loss):
Revenues	$853,480	$516,870	$336,610	65%
Cost of revenues	748,515	451,251	297,264	66%
Marketing	173,548	133,267	40,281	30%
Contribution loss	(68,583)	(67,648)	(935)	(1)%
Contribution margin	(8)%	(13)%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members outside the United States. We launched our streaming service in Canada in September 2010 and have expanded our services internationally as shown below.

The increase in our international revenues was due to a 55% increase in the average number of paid international memberships, in addition to a 6% increase in the average monthly revenue per paying membership. The increase in the average monthly revenue per paying membership was due to price changes and plan mix offset partially by unfavorable fluctuations in foreign exchange rates. We estimate that international revenues in the third quarter of 2016 would have been approximately $34.9 million higher if foreign exchange rates had remained consistent with the foreign exchange rates from the third quarter of 2015. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations. Average paid international streaming memberships accounted for 43% of global average paid streaming memberships for the three months ended September 30, 2016, as compared to 35% of global average paid streaming memberships for the same period in 2015.
While the expiration of grandfathered pricing may moderate near term membership growth, we believe the overall impact of the expiration of grandfathered pricing will be an increase in revenue. If we experience higher than expected cancellations of service by members whose grandfathered pricing is expiring or if these members elect the lower priced plan in greater numbers than we expect, our paid memberships, average monthly revenue per paying membership and revenue may differ from our expectations.
The increase in international cost of revenues was primarily due to a $264.6 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $32.7 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses for the three months ended September 30, 2016 increased as compared to the three months ended September 30, 2015 mainly due to expenses for territories launched in the last twelve months.
International contribution losses were relatively flat for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

	As of/ Nine Months Ended		Change
	September 30, 2016	September 30, 2015	YTD'16 vs. YTD'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	9,222	7,710	1,512	20%
Memberships at end of period	39,246	25,987	13,259	51%
Paid memberships at end of period	36,799	23,951	12,848	54%
Average monthly revenue per paying membership	$7.70	$7.54	$0.16	2%

Contribution profit (loss):
Revenues	$2,263,429	$1,387,030	$876,399	63%
Cost of revenues	2,076,576	1,249,495	827,081	66%
Marketing	428,839	362,106	66,733	18%
Contribution loss	(241,986)	(224,571)	(17,415)	(8)%
Contribution margin	(11)%	(16)%
The increase in our international revenues was due to the 60% growth in our average number of paid international memberships, in addition to a 2% increase in our average monthly revenue per paying membership. The increase in the average monthly revenue per paying membership was due to price changes and plan mix, partially offset by unfavorable fluctuations in foreign exchange rates. We estimate that international revenues in the nine months ended September 30, 2016 would have been approximately $153.6 million higher if foreign exchange rates had remained consistent with the foreign exchange rates for the nine months ended September 30, 2015.
The increase in international cost of revenues was primarily due to a $726.3 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $100.8 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base, partially offset by decreases resulting from exchange rate fluctuations.
International marketing expenses for the nine months ended September 30, 2016 increased mainly due to expenses for territories launched in the last twelve months.
International contribution losses grew for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, due to increased spending for our international expansion and the impact of foreign currency exchange rate fluctuations.
Domestic DVD Segment
Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

	As of/ Three Months Ended		Change
	September 30, 2016	September 30, 2015	Q3'16 vs. Q3'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(257)	(254)	(3)	(1)%
Memberships at end of period	4,273	5,060	(787)	(16)%
Paid memberships at end of period	4,194	4,971	(777)	(16)%
Average monthly revenue per paying membership	$10.23	$10.31	$(0.08)	(1)%

Contribution profit:
Revenues	$132,375	$157,524	$(25,149)	(16)%
Cost of revenues	63,671	77,793	(14,122)	(18)%
Contribution profit	68,704	79,731	(11,027)	(14)%
Contribution margin	52%	51%

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
The decrease in domestic DVD cost of revenues was primarily due to a $9.3 million decrease in delivery expenses resulting from a 19% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships and reduced usage by those members. Other costs, primarily those associated with processing and customer service expenses, decreased $3.5 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment contribution margin was relatively flat for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015.

Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

	As of/ Nine Months Ended		Change
	September 30, 2016	September 30, 2015	YTD'16 vs. YTD'15
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(631)	(707)	76	11%
Memberships at end of period	4,273	5,060	(787)	(16)%
Paid memberships at end of period	4,194	4,971	(777)	(16)%
Average monthly revenue per paying membership	$10.21	$10.30	$(0.09)	(1)%

Contribution profit:
Revenues	$415,854	$494,742	$(78,888)	(16)%
Cost of revenues	204,596	252,482	(47,886)	(19)%
Contribution profit	211,258	242,260	(31,002)	(13)%
Contribution margin	51%	49%
The decrease in our domestic DVD revenues was due to a 15% decrease in the average number of paid memberships.
The decrease in domestic DVD cost of revenues was primarily due to a $24.3 million decrease in delivery expenses resulting from a 17% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships and reduced usage by those members. Content expenses decreased by $13.6 million and other costs, primarily those associated with processing and customer service expenses, decreased $10.0 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment contribution margin increased for the nine months ended September 30, 2016, compared to the same period in 2015, as revenues decreased at a slower pace than cost of revenues.

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
Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

	Three Months Ended		Change
	September 30, 2016	September 30, 2015	Q3'16 vs. Q3'15
	(in thousands, except percentages)
Technology and development	$216,099	$171,762	$44,337	26%
As a percentage of revenues	9%	10%

The increase in technology and development expenses was primarily due to a $40.8 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and a 20% growth in average headcount supporting continued improvements in our streaming service and our international expansion.

Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

	Nine Months Ended		Change
	September 30, 2016	September 30, 2015	YTD'16 vs. YTD'15
	(in thousands, except percentages)
Technology and development	$626,907	$469,929	156,978	33%
As a percentage of revenues	10%	9%

The increase in technology and development expenses was primarily due to a $127.3 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for our existing employees and a 20% growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third party expenses, including costs associated with cloud computing, increased $19.3 million.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses.
Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

	Three Months Ended		Change
	September 30, 2016	September 30, 2015	Q3'16 vs. Q3'15
	(in thousands, except percentages)
General and administrative	$153,166	$110,892	$42,274	38%
As a percentage of revenues	7%	6%

General and administrative expenses increased primarily due to a $37.0 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 42% increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees.

Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

	Nine Months Ended		Change
	September 30, 2016	September 30, 2015	YTD'16 vs. YTD'15
	(in thousands, except percentages)
General and administrative	$418,798	$298,287	120,511	40%
As a percentage of revenues	7%	6%

General and administrative expenses increased primarily due to an $112.1 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 44% increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.
Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

	Three Months Ended		Change
	September 30, 2016	September 30, 2015	Q3'16 vs. Q3'15
	(in thousands, except percentages)
Interest expense	$(35,536)	$(35,333)	$(203)	(1)%
As a percentage of revenues	2%	2%

Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

	Nine Months Ended		Change
	September 30, 2016	September 30, 2015	YTD'16 vs. YTD'15
	(in thousands, except percentages)
Interest expense	$(106,528)	$(97,287)	(9,241)	(9)%
As a percentage of revenues	2%	2%

Interest expense consisted primarily of interest on our Notes of $33.8 million and $101.5 million for the three and nine months ended September 30, 2016, respectively. The increase in interest expense for the nine months ended September 30, 2016 as compared to the same period in 2015 was due primarily to the 5.50% and 5.875% Senior Notes, which were issued in February 2015, bearing interest for the full nine month period ended September 30, 2016 and only a portion of the nine month period ended September 30, 2015.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of interest earned on cash, cash equivalents and short-term investments and foreign exchange gains and losses on foreign currency denominated balances.
Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

	Three Months Ended		Change
	September 30, 2016	September 30, 2015	Q3'16 vs. Q3'15
(in thousands, except percentages)
Interest and other income (expense)	$8,627	$3,930	$4,697	120%
As a percentage of revenues	NM	NM

Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

	Nine Months Ended		Change
	September 30, 2016	September 30, 2015	YTD'16 vs. YTD'15
	(in thousands, except percentages)
Interest and other income (expense)	$50,907	$(27,491)	78,398	285%
As a percentage of revenues	1%	1%
Interest and other income (expense) increased for the three and nine months ended September 30, 2016, due to foreign exchange gains of $6.4 million and $44.6 million, respectively, compared to a gain of $2.4 million and a loss of $32.0 million, respectively, for the corresponding periods in 2015. In both the three and nine months ended September 30, 2016, the foreign exchange gain was primarily driven by favorable exchange gains resulting primarily from the remeasurement of significant content liabilities denominated in currencies other than the functional currencies, such as the British pound, in our European and U.S. entities.

Provision for Income Taxes
The effective tax rates for the three months ended September 30, 2016 and 2015 were 35% and 30%, respectively. The effective tax rate for the three months ended September 30, 2016 differed from the Federal statutory rate primarily due to Federal and California research and development ("R&D") credits partially offset by state taxes, foreign taxes and non-deductible expenses. The effective tax rate for the three months ended September 30, 2015, differed from the Federal statutory rate primarily due to the California R&D credit partially offset by state taxes, foreign taxes and non-deductible expenses. The increase in our effective tax rate for the three months ended September 30, 2016, as compared to the same period in 2015 was attributable primarily to increased operating results for the three months ended September 30, 2016.
The effective tax rates for the nine months ended September 30, 2016 and 2015 were 30% and 34%, respectively. The effective tax rates for the nine months ended September 30, 2016, differed from the Federal statutory rate primarily due to Federal and California research and development credits partially offset by state taxes, foreign taxes and non-deductible expenses. The effective tax rate for the nine months ended September 30, 2015, differed from the Federal statutory rate primarily due to the California R&D credit partially offset by state taxes, foreign taxes and non-deductible expenses. The decrease in our effective tax rate for the nine months ended September 30, 2016, as compared to the same period in 2015 was attributable primarily to the permanent reinstatement of the Federal R&D credit in the fourth quarter of 2015.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments decreased $967.4 million from $2,310.7 million as of December 31, 2015 to $1,343.3 million as of September 30, 2016. The decrease in cash, cash equivalents and short-term investments in the nine months ended September 30, 2016 was due to cash used in operations. Long-term debt, net of debt issuance costs, was $2,374.0 million and $2,371.4 million as of September 30, 2016, and December 31, 2015, respectively. See Note 5 to the consolidated financial statements for additional information.
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
We currently anticipate that cash flows from operations, together with available funds and access to capital markets, will continue to be sufficient to meet our cash needs for at least the next twelve months. To take advantage of the current favorable interest rate environment, we plan to obtain additional long-term debt in the fourth quarter of 2016. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
As of September 30, 2016, cash and cash equivalents held by our foreign subsidiaries amounted to $231.1 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the portion associated with undistributed earnings for certain foreign subsidiaries.
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
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expense, non-cash stock-based compensation expense and other working capital differences. The excess content payments over expense is variable based on the payment terms of our content agreements and is expected to increase as we enter into more agreements with upfront cash payments, such as licensing and production of original content. In the first three quarters of 2016, the ratio of content payments over content expense was between 1.3 and 1.6. Working capital differences include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly and deferred revenue is a source of cash flow.

Three months ended September 30, 2016 as compared to the three months ended September 30, 2015

	Three Months Ended
	September 30, 2016	September 30, 2015
	(in thousands)
Net cash used in operating activities	$(461,941)	$(195,969)
Net cash provided by (used in) investing activities	23,976	(47,479)
Net cash provided by financing activities	16,639	72,754

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(461,941)	(195,969)
Acquisition of DVD content assets	(17,249)	(14,467)
Purchases of property and equipment	(27,366)	(37,820)
Change in other assets	125	(3,760)
Non-GAAP free cash flow	$(506,431)	$(252,016)

Cash used in operating activities increased $266.0 million to $461.9 million for the three months ended September 30, 2016, compared to the same period of 2015. The significant net cash used in operations is due primarily to the increase in investments in streaming content that requires more upfront payments. The payments for streaming content assets increased $712.4 million or 59%. In addition, we had increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $551.8 million or 32% increase in revenues.
Cash provided by investing activities increased $71.5 million, primarily due to an increase in the proceeds from the sale of short-term investments, net of purchases, of $59.9 million, coupled with a decrease in the purchases of property and equipment of $10.5 million.
Cash provided by financing activities decreased $56.1 million in the quarter ended September 30, 2016, primarily due to the decrease in cash received from the issuance of common stock, and a decrease in the excess tax benefits from stock-based compensation.
Free cash flow was $557.9 million lower than net income for the three months ended September 30, 2016 primarily due to $688.1 million of cash payments for streaming content assets over streaming amortization expense, partially offset by $43.5 million of non-cash stock-based compensation expense and $86.7 million favorable other working capital differences.
Free cash flow was $281.4 million lower than net income for the three months ended September 30, 2015, primarily due to $328.4 million of cash payments for streaming content assets over streaming amortization expense partially offset by $32.8 million of non-cash stock-based compensation expense and $14.2 million favorable other working capital differences.
Nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015

	Nine Months Ended
	September 30, 2016	September 30, 2015
	(in thousands)
Net cash used in operating activities	$(916,824)	$(504,694)
Net cash provided by (used in) investing activities	25,343	(138,631)
Net cash provided by financing activities	49,158	1,657,735

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(916,824)	(504,694)
Acquisition of DVD content assets	(58,380)	(57,159)
Purchases of property and equipment	(46,605)	(78,394)
Change in other assets	676	(4,174)
Non-GAAP free cash flow	$(1,021,133)	$(644,421)

Cash used in operating activities increased $412.1 million, primarily due to increased payments for streaming content assets of $1,577.2 million or 48%, as well as increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $1,397.0 million or 28% increase in revenues.
Cash provided by investing activities increased $164.0 million, primarily due to an increase in proceeds from the sale of short-term investments and maturities of short-term investments, net of purchases, of $128.6 million, coupled with a decrease in the purchases of property and equipment of $31.8 million.
Cash provided by financing activities decreased $1,608.6 million, primarily due to the prior year proceeds of $1,482.4 million, net, from the issuance of the 5.50% Notes and the 5.875% Notes in the nine months ended September 30, 2015.
Free cash flow was $1,141.1 million lower than net income for the nine months ended September 30, 2016 primarily due to $1,418.3 million of cash payments for streaming content assets over amortization expense, partially offset by $130.0 million of non-cash stock-based compensation expense and $147.2 million favorable other working capital differences.
Free cash flow was $723.9 million lower than net income for the nine months ended September 30, 2015 primarily due to $855.6 million of cash payments for streaming content assets over streaming amortization expense, partially offset by $88.9 million of non-cash stock-based compensation expense and $42.8 million favorable other working capital differences.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of September 30, 2016. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of September 30, 2016:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$14,353,045	$5,895,205	$6,770,007	$1,489,933	$197,900
Debt (2)	3,333,188	135,375	270,750	757,313	2,169,750
Lease obligations (3)	558,307	53,086	125,495	108,435	271,291
Other purchase obligations (4)	430,238	260,900	80,619	39,406	49,313
Total	$18,674,778	$6,344,566	$7,246,871	$2,395,087	$2,688,254

(1)
As of September 30, 2016, streaming content obligations were comprised of $3.5 billion included in "Current content liabilities" and $3.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $7.9 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

Streaming content obligations increased $3.5 billion from $10.9 billion as of December 31, 2015 to $14.4 billion as of September 30, 2016, primarily due to multi-year commitments associated with the continued expansion of our exclusive and original programming.

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

(3)
Lease obligations include lease financing obligations of $19.2 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $468.1 million for our expanded headquarters in Los Gatos, California, and our new office space in Los Angeles, California and other commitments of $71.0 million for facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2028.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of September 30, 2016, we had gross unrecognized tax benefits of $16.5 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the consolidated balance sheets.  At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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
Based on factors including historical and estimated viewing patterns, we amortize the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations, over the shorter of each title's contractual window of availability or estimated period of use, beginning with the month of first availability. The amortization period typically ranges from six months to five years. For content where we expect more upfront viewing, due to the additional merchandising and marketing efforts, we amortize on an accelerated basis. We review factors that impact the amortization of the content assets on a regular basis. Our estimates related to these factors require considerable management judgment. In the third quarter of 2016, we changed the amortization method of certain content given changes in estimated viewing patterns of this content. The effect of this change in estimate on operating income, net income and basic and diluted earnings per share was not material for the three and nine months ended September 30, 2016.  Changes in our estimates could have a significant impact on our future results of operations.
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

Income Taxes
We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. There was no valuation allowance as of September 30, 2016 or December 31, 2015.
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At September 30, 2016, our estimated gross unrecognized tax benefits were $16.5 million of which $13.7 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

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

•
Expected Volatility: The Company calculates expected volatility based solely on implied volatility. We believe that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, given consistently high trade volumes of the options, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. An increase/decrease of 10% in our computation of expected volatility would increase/decrease the total stock-based compensation expense by approximately $4.1 million for the three months ended September 30, 2016.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical and estimated option exercise behavior. An increase/decrease in the suboptimal exercise factor of 10% would increase/decrease the total stock-based compensation expense by approximately $1.4 million for the three months ended September 30, 2016.

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
Foreign Currency Risk
International revenues and cost of revenues account for 36% and 47%, respectively of consolidated amounts for the nine months ended September 30, 2016. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. In the nine months ended September 30, 2016, we believe our international revenues would have been approximately $153.6 million higher had foreign currency exchange rates remained consistent with those in same period of 2015.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the nine months ended September 30, 2016, we recognized a $44.6 million foreign exchange gain which resulted primarily from the remeasurement of significant content liabilities denominated in currencies, such as the British pound, that are not the functional currencies of our European and U.S. entities.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NETFLIX, INC.
Dated: October 19, 2016	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated: October 19, 2016	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015

3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009

4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002

4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013

4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015

4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015

10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002

10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006

10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011

10.4†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	001-35727	10.7	February 1, 2013

10.5	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014

10.6†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014

10.7	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015

10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015

10.9	Purchase Agreement between Morgan Stanley & Co. LLC, as representative of several initial purchasers, and Netflix, Inc. dated February 2, 2015	10-Q	001-35727	10.9	April 17, 2015

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed with the SEC on October 19, 2016, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2016 and 2015 (iii) Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015, (iv) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2016 and 2015 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.

†	Indicates a management contract or compensatory plan.