Form 10-K
period 2016-12-31
NETFLIX INC
filed 2017-01-27
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________

FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2016, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $38,059,122,667. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of January 26, 2017, there were 430,411,593 shares of the registrant’s common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for Registrant’s 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; operating income and margin; the decline in our DVD memberships and the resources allocated to our DVD segment; seasonality; contribution margins; contribution profits (losses); liquidity, including cash flows from operations, available funds and access to financing sources; free cash flows; revenues; net income; profitability; stock price volatility; pricing changes; the impact of, and the company’s response to, new accounting standards; action by competitors; risk of material impairment of current investment portfolio; reinvestment of earnings in foreign subsidiaries; membership growth; timing of relocation to new facilities; nature of our content agreements; member viewing patterns; payment of future dividends; obtaining additional capital; our content and marketing investments, including investments in original programming; amortization; significance and timing of contractual obligations; and realization of deferred tax assets. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.	Business
ABOUT US
Netflix, Inc. (“Netflix”, “the Company”, “we”, or “us”) is the world’s leading internet television network with over 93 million streaming members in over 190 countries enjoying more than 125 million hours of TV shows and movies per day, including original series, documentaries and feature films. Our members can watch as much as they want, anytime, anywhere, on nearly any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the United States ("U.S."), our members can receive DVDs delivered quickly to their homes.
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
Our core strategy is to grow our streaming membership business globally within the parameters of our profit margin targets. We are continuously improving our members' experience by expanding our streaming content with a focus on a programming mix of content that delights our members. In addition, we are perpetually enhancing our user interface and extending our streaming service to more internet-connected screens. Our members can now download a selection of titles for offline viewing.
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

BUSINESS SEGMENTS
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD. The Domestic streaming segment derives revenues from monthly membership fees for services consisting solely of streaming content to our members in the United States. The International streaming segment derives revenues from monthly membership fees for services consisting solely of streaming content to our members outside the United States. The Domestic DVD segment derives revenues from monthly membership fees for services consisting solely of DVD-by-mail. For additional information regarding our segments, including information about our financial results by geography, see Note 11 of Item 8, Financial Statements and Supplementary Data.

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
SEASONALITY
Our membership growth exhibits a seasonal pattern that reflects variations when consumers buy internet-connected screens and when they tend to increase their viewing. Historically, the first and fourth quarters (October through March)represent our greatest membership growth across our Domestic and International streaming segments. Our membership growth may be impacted by the release of certain high-profile original content. Internationally, we expect each market to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.
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
EMPLOYEES
As of December 31, 2016, we had approximately 4,700 total employees. Of these employees, approximately 4,500 were full-time, including approximately 1,300 categorized as temporary.
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
We have experienced significant membership growth over the past several years. Our ability to continue to attract members will depend in part on our ability to consistently provide our members with compelling content choices, as well as a quality experience for selecting and viewing TV shows and movies. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain memberships. Competitors include other entertainment video providers, such as MVPDs, internet-based movie and TV content providers (including those that provide pirated content) and DVD rental outlets. If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members. In addition, many of our members rejoin our service or originate from word-of-mouth advertising from existing members. If our efforts to satisfy our existing members are not successful, we may not be able to attract members, and as a result, our ability to maintain and/or grow our business will be adversely affected. Members cancel our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new memberships both to replace canceled memberships and to grow our business beyond our current membership base. If we do not grow as expected, given, in particular that our content costs are largely fixed in nature and contracted over several years, we may not be able to adjust our expenditures or increase our (per membership) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operation may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing memberships and attracting new memberships, our business will be adversely affected. Further, if excessive numbers of members cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these members with new members.

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
In connection with obtaining streaming content, we typically enter into multi-year commitments with studios and other content providers, the payment terms of which are not tied to member usage or the size of our membership base (“fixed cost”) but which may be tied to such factors as titles licensed and/or theatrical exhibition receipts. Such commitments are included in the Contractual Obligations section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5, Commitments and Contingencies in Item 8. Given the multiple-year duration and largely fixed cost nature of content commitments, if membership acquisition and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for certain content commitments, such as programming that is initially available in the applicable territory on our service (“original programming”), will typically require more up-front cash payments than other licensing agreements. To the extent membership and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and fixed cost nature of our content commitments may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. If we license content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our content commitments, we may not be able to adjust our content offering quickly and our results of operation may be adversely impacted.
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
We are expanding our operations internationally, scaling our streaming service to effectively and reliably handle anticipated growth in both members and features related to our service, ramping up our ability to produce original content, as well as continuing to operate our DVD service within the U.S. As our international offering evolves, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and internet video, as well as differing legal and regulatory environments. As we scale our streaming service, we are developing technology and utilizing third-party “cloud” computing services. As we ramp up our original content production, we are building out expertise in a number of disciplines, including creative, marketing, legal, finance and other resources related to the development and physical production of content. If we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices related to our streaming operations and original content, our business may be adversely affected.
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

•
adverse domestic or international tax consequences such as those related to repatriation of cash from foreign jurisdictions into the United States, non-income related taxes such as value-added tax or other indirect taxes, changes in tax laws or tax rates or their interpretations and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

•
fluctuations in currency exchange rates, which we do not use foreign exchange contracts or derivatives to hedge against and which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

•	profit repatriation and other restrictions on the transfer of funds;

•	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;

•	new and different sources of competition;

•	censorship requirements that cause us to remove or edit popular content, leading to consumer disappointment or dissatisfaction with our service;

•	low usage and/or penetration of internet-connected consumer electronic devices;

•	different and more stringent user protection, data protection, privacy and other laws;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•	integration and operational challenges as well as potential unknown liabilities in connection with companies we may acquire or control; and

•	differing, and often more lenient, laws and consumer understanding/attitudes regarding the illegality of piracy.
Our failure to manage any of these risks successfully could harm our international operations and our overall business, and results of our operations.
If we fail to maintain or, in newer markets establish, a positive reputation with consumers concerning our service, including the content we offer, we may not be able to attract or retain members, and our operating results may be adversely affected.
We believe that a positive reputation with consumers concerning our service is important in attracting and retaining members who have a number of choices from which to obtain entertainment video. To the extent our content, in particular, our original programming, is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. With newer markets, we also need to establish our reputation with consumers and to the extent we are not successful in creating positive impressions, our business in these new markets may be adversely impacted.
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
As a distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials and features on our Web site such as member reviews. As we expand our original programming, we have become responsible for production costs and other expenses, such as ongoing guild payments. We also take on risks associated with production, such as completion and key talent risk. Negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on our service, or if we become liable for content we acquire, produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.
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
Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including the United States and the European Union. In others, the laws may be nascent or non-existent. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
In the ordinary course of business and in particular in connection with merchandising our service to our members, we collect and utilize data supplied by our members. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users' browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect, transfer and use data, could have an adverse effect on our business. In addition, if we were to disclose data about our members in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results. Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.
Our reputation and relationships with members would be harmed if our membership data, particularly billing data, were to be accessed by unauthorized persons.
We maintain personal data regarding our members, including names and billing data. This data is maintained on our own systems as well as that of third parties we use in our operations. With respect to billing data, such as credit card numbers, we rely on licensed encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our members' data. Despite these measures we, our payment processing services or other third party services we use such as AWS, could experience an unauthorized intrusion into our members' data. In the event of such a breach, current and potential members may become unwilling to provide the information to us necessary for them to become members. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. For these reasons, should an unauthorized intrusion into our members’ data occur, our business could be adversely affected.

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

We have a substantial amount of indebtedness and other obligations, including streaming content obligations, which could adversely affect our financial position.
We have a substantial amount of indebtedness and other obligations, including streaming content obligations. As of December 31, 2016, we had $3.4 billion aggregate principal amount of senior notes outstanding (“Notes”). As of December 31, 2016, we had approximately $6.5 billion of total content liabilities as reflected on our consolidated balance sheet. Such amount does not include streaming content commitments that do not meet the criteria for liability recognition, the amounts of which are significant. For more information on our streaming content obligations, including those not on our consolidated balance sheet, see Note 5, Commitments and Contingencies. Our substantial indebtedness and other obligations, including streaming content obligations, may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our Notes and our other obligations;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments and pay our other obligations when due;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions.

We may not be able to generate sufficient cash to service our debt and other obligations.
Our ability to make payments on our indebtedness, including our Notes, and our other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness, including the Notes, and other obligations, including amounts due under our streaming content obligations.
If our cash flows and capital resources are insufficient to fund our debt service and other obligations, we may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes and obligations such as our streaming content obligations. These alternative measures may not be successful and may not permit us to meet our scheduled debt service and other obligations. We cannot assure you that we would be able to implement any of these alternatives on satisfactory terms or at all. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions or to obtain the proceeds that we could realize from them, and these proceeds may not be adequate to meet any debt service obligations or other obligations then due.
If we are unable to service our debt obligations from cash flows, we may need to refinance all or a portion of our debt obligations prior to maturity. Our ability to refinance or restructure our debt will depend upon the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. We may not be able to refinance any of our indebtedness on commercially reasonable terms or at all.

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
If our Domestic DVD segment declines faster than anticipated, our business could be adversely affected.
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
If the U.S. Postal Service were to increase postal delivery rates or implement other changes to improve its financial position, such as closing mail processing facilities or service reductions, such changes could lead to a decrease in customer satisfaction and our Domestic DVD segment's contribution profit could be adversely affected.

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
Our corporate headquarters are located in Los Gatos, California and consist of leased space aggregating approximately 600,000 square feet.
In the United States, we lease other offices in various locations, including Beverly Hills, California for content acquisition, marketing and general and administrative operations and Fremont, California for our DVD operations. In 2017, we expect to relocate from Beverly Hills to Los Angeles in a new leased space of approximately 400,000 square feet. We also lease office space in other countries to support international streaming operations.
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
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “NFLX”. The following table sets forth the intraday high and low sales prices per share of our common stock for the periods indicated, as reported by the NASDAQ Global Select Market. The per share amounts are adjusted for our seven-for-one stock split that occurred in July 2015. Further information on the stock split can be found in Note 7 of Item 8, Financial Statements and Supplementary Data.

	2016		2015
	High	Low	High	Low
First quarter	$122.18	$79.95	$69.50	$45.26
Second quarter	111.85	84.81	100.89	58.46
Third quarter	101.27	84.50	129.29	85.50
Fourth quarter	129.29	97.63	133.27	96.26
Holders
As of January 26, 2017, there were approximately 290 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.
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
The following graph compares, for the five year period ended December 31, 2016, the total cumulative stockholder return on the Company’s common stock, as adjusted for the Stock Split, with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the RDG Internet Composite Index. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2011, December 31, 2012, December 31, 2013, December 31, 2014, December 31, 2015 and December 31, 2016. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the RDG Internet Composite Index, respectively, and reinvestment of any dividends. In prior years, the Company used the S&P North American Technology Internet Index, which was discontinued in March 2016. Accordingly, the Company now uses the RDG Internet Composite Index as a replacement for the discontinued index. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6.	Selected Financial Data
The following selected consolidated financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 8, Financial Statements and Supplementary Data. The following amounts related to earnings per share and shares outstanding have been adjusted for the Stock Split for all periods reported. See Note 7 of Item 8, Financial Statements and Supplementary Data for further detail on the Stock Split.
Consolidated Statements of Operations:

	Year ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share data)
Revenues	$8,830,669	$6,779,511	$5,504,656	$4,374,562	$3,609,282
Operating income	379,793	305,826	402,648	228,347	49,992
Net income	186,678	122,641	266,799	112,403	17,152
Earnings per share:
Basic	$0.44	$0.29	$0.63	$0.28	$0.04
Diluted	$0.43	$0.28	$0.62	$0.26	$0.04
Weighted-average common shares outstanding:
Basic	428,822	425,889	420,544	407,385	388,648
Diluted	438,652	436,456	431,894	425,327	412,327

Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net cash (used in) provided by operating activities	$(1,473,984)	$(749,439)	$16,483	$97,831	$21,586
Free cash flow (1)	(1,659,755)	(920,557)	(126,699)	(16,300)	(58,151)

(1)
Free cash flow is defined as net cash (used in) provided by operating and investing activities, excluding the non-operational cash flows from purchases, maturities and sales of short-term investments. See Liquidity and Capital Resources for a reconciliation of "free cash flow" to "net cash (used in) provided by operating activities."

Consolidated Balance Sheets:

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Cash, cash equivalents and short-term investments	$1,733,782	$2,310,715	$1,608,496	$1,200,405	$748,078
Total content assets, net	11,000,808	7,218,815	4,939,460	3,838,364	2,934,099
Working capital	1,133,634	1,902,216	1,263,899	883,049	553,887
Total assets	13,586,610	10,202,871	7,042,500	5,404,025	3,961,781
Long-term debt	3,364,311	2,371,362	885,849	491,462	195,782
Long-term debt due to related party	—	—	—	—	198,109
Non-current content liabilities	2,894,654	2,026,360	1,575,832	1,345,590	1,076,622
Total content liabilities	6,527,365	4,815,383	3,693,073	3,121,573	2,443,469
Total stockholders’ equity	2,679,800	2,223,426	1,857,708	1,333,561	744,673

Other Data:

	As of / Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Net global streaming membership additions during period (1)	19,034	17,371	13,041	11,083	9,738
Global streaming memberships (1)	93,796	74,762	57,391	44,350	33,267

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

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Results of Operations
The following represents our consolidated performance highlights:

	As of/ Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015	2015 vs. 2014
	(in thousands, except revenue per membership and percentages)
Global streaming memberships	93,796	74,762	57,391	25%	30%
Global streaming average monthly revenue per paying membership	$8.61	$8.15	$8.20	6%	(1)%
Revenues	$8,830,669	$6,779,511	$5,504,656	30%	23%
Operating income	$379,793	$305,826	$402,648	24%	(24)%
Net income	$186,678	$122,641	$266,799	52%	(54)%
Consolidated revenues for the year ended December 31, 2016 increased as compared to the year ended December 31, 2015 due to growth in the average number of paid streaming memberships globally, the majority of which was growth in our international memberships reflecting our expansion and focus on Netflix as a global internet TV network. The impact from membership growth was coupled with an increase in global streaming average monthly revenue per paying membership resulting from price changes and plan mix partially offset by unfavorable foreign currency fluctuations impacting our International streaming segment. The increase in operating income and net income is due primarily to increased revenues partially offset by increased content expenses as we continue to acquire, license and produce content, including more Netflix originals, as well as increased marketing and headcount costs to support our international expansion. Net income was further impacted by the increase in interest expense associated with our debt issuances as well as to an increase in our effective tax rate, slightly offset by gains on foreign currency denominated transactions. We intend to focus on growing our global operating margin in 2017.
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
We expect that from time to time the prices of our membership plans in each country may change. For instance, in May 2014, in the U.S., we increased the price of our standard plan from $7.99 per month to $8.99 per month with existing memberships grandfathered for a two year period. In October 2015, in the U.S., we increased the price of this same standard plan from $8.99 per month to $9.99 per month with existing memberships grandfathered for a one year period. In 2016, we phased out grandfathered pricing, giving members the option of electing the basic streaming plan at $7.99 per month, continuing on the standard streaming plan at the higher price of $9.99 per month, or electing the premium plan at $11.99 per month.

The following represents the key elements to our segment results of operations:

•
We define contribution profit (loss) as revenues less cost of revenues and marketing expenses incurred by the segment. We believe this is an important measure of our operating segment performance as it represents each segment's performance before global corporate costs.

•
For the Domestic and International streaming segments, content expenses, which include the amortization of the streaming content assets and other expenses associated with the licensing and acquisition of streaming content, represent the vast majority of cost of revenues. Streaming content rights were generally obtained for our current geographic regions. As we expanded internationally, we obtained additional rights for the new geographies. With our global expansion, we now aspire to obtain global rights for our content. We allocate this content between the Domestic and International segments based on estimated fair market value. Other cost of revenues such as streaming delivery expenses, customer service and payment processing fees, including those we pay to our integrated payment partners, tend to be lower as a percentage of total cost of revenues . We have built our own global content delivery network ("Open Connect") to help us efficiently stream a high volume of content to our members over the internet. Streaming delivery expenses, therefore, include equipment costs related to Open Connect and all third-party costs, such as cloud computing costs, associated with delivering streaming content over the internet. Cost of revenues in the Domestic DVD segment consist primarily of delivery expenses, content expenses, including amortization of DVD content assets and revenue sharing expenses, and other expenses associated with our DVD processing and customer service centers. Delivery expenses for the Domestic DVD segment consist of the postage costs to mail DVDs to and from our members and the packaging and label costs for the mailers.

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and payments made to our partners including device partners, MVPD's, mobile platforms and ISP's. Advertising expenses include promotional activities such as digital and television advertising. Payments to our partners include fixed fee and /or revenue sharing payments. Marketing expenses are incurred by our Domestic and International streaming segments given our focus on building consumer awareness of the streaming offerings, and in particular our original content. Marketing expenses incurred by our International streaming segment have been significant and fluctuate dependent upon the number of international territories in which our streaming service is offered and the timing of the launch of new territories.

•
We have demonstrated our ability to grow domestic streaming contribution margin as evidenced by the increase in contribution margin from 17% in 2012 to 36% in 2016. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment.

Segment Results

Domestic Streaming Segment

	As of/ Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	4,693	5,624	5,694	(931)	(17)%	(70)	(1)%
Memberships at end of period	49,431	44,738	39,114	4,693	10%	5,624	14%
Paid memberships at end of period	47,905	43,401	37,698	4,504	10%	5,703	15%
Average monthly revenue per paying membership	$9.21	$8.50	$8.14	$0.71	8%	$0.36	4%

Contribution profit:
Revenues	$5,077,307	$4,180,339	$3,431,434	$896,968	21%	$748,905	22%
Cost of revenues	2,855,789	2,487,193	2,201,761	368,596	15%	285,432	13%
Marketing	382,832	317,646	293,453	65,186	21%	24,193	8%
Contribution profit	1,838,686	1,375,500	936,220	463,186	34%	439,280	47%
Contribution margin	36%	33%	27%
Year ended December 31, 2016 as compared to the year ended December 31, 2015
In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members in the United States. The increase in our domestic streaming revenues was due to a 12% growth in the average number of paid memberships and an 8% increase in average monthly revenue per paying membership. The average monthly revenue per paying membership for the fourth quarter of 2016 increased by 15% compared to the same quarter in prior year. These increases in average monthly revenue per paying membership resulted from our price changes and plan mix. In 2016, we phased out grandfathered pricing and cancellations by members whose grandfathered pricing expired were not material. Our standard plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $335.4 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. In addition, we had a $33.2 million increase in other costs, such as payment processing fees and customer service call centers, due to our growing member base.
Domestic marketing expenses increased primarily due to an increase in advertising and public relations spending as well as increased payments to our partners.
Our Domestic streaming segment had a contribution margin of 36% for the year ended December 31, 2016, which increased as compared to the contribution margin of 33% for the year ended December 31, 2015 due to growth in paid memberships and revenue, which continued to outpace content and marketing spending.

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

International Streaming Segment

	As of Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	14,341	11,747	7,347	2,594	22%	4,400	60%
Memberships at end of period	44,365	30,024	18,277	14,341	48%	11,747	64%
Paid memberships at end of period	41,185	27,438	16,778	13,747	50%	10,660	64%
Average monthly revenue per paying membership	$7.81	$7.48	$8.34	$0.33	4%	$(0.86)	(10)%

Contribution loss:
Revenues	$3,211,095	$1,953,435	$1,308,061	$1,257,660	64%	$645,374	49%
Cost of revenues	2,911,370	1,780,375	1,154,117	1,130,995	64%	626,258	54%
Marketing	608,246	506,446	313,733	101,800	20%	192,713	61%
Contribution loss	(308,521)	(333,386)	(159,789)	(24,865)	(7)%	173,597	109%
Contribution margin	(10)%	(17)%	(12)%
In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members outside the United States. We launched our streaming service in Canada in September 2010 and have expanded our services internationally as shown below.
Year ended December 31, 2016 as compared to the year ended December 31, 2015

The increase in our international revenues was due to the 57% growth in the average number of paid international memberships and a 4% increase in average monthly revenue per paying membership. The average monthly revenue per paying membership for the fourth quarter of 2016 increased by 10% compared to the same quarter in prior year. These increases in average monthly revenue per paying membership were due to price changes and plan mix, offset partially by unfavorable fluctuations in foreign exchange rates. We estimate that international revenues would have been approximately $174 million higher in the year ended December 31, 2016 if foreign exchange rates had remained consistent with those for the year ended December 31, 2015. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations. Average paid international streaming memberships accounted for 43% of total average paid streaming memberships as of December 31, 2016, as compared to 35% of total average paid streaming memberships as of December 31, 2015.
The increase in international cost of revenues was primarily due to a $998.5 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $132.5 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base, partially offset by decreases resulting from exchange rate fluctuations.
International marketing expenses increased mainly due to expenses for territories launched in the last eighteen months.
International contribution losses decreased $24.9 million year over year due to growth in paid memberships and revenue, which outpaced the growth in marketing spending.

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

Domestic DVD Segment

	As of/ Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(790)	(863)	(1,163)	(73)	(8)%	(300)	(26)%
Memberships at end of period	4,114	4,904	5,767	(790)	(16)%	(863)	(15)%
Paid memberships at end of period	4,029	4,787	5,668	(758)	(16)%	(881)	(16)%
Average monthly revenue per paying membership	$10.22	$10.30	$10.29	$(0.08)	(1)%	$0.01	—%

Contribution profit:
Revenues	$542,267	$645,737	$765,161	$(103,470)	(16)%	$(119,424)	(16)%
Cost of revenues	262,742	323,908	396,882	(61,166)	(19)%	(72,974)	(18)%
Contribution profit	279,525	321,829	368,279	(42,304)	(13)%	(46,450)	(13)%
Contribution margin	52%	50%	48%
Year ended December 31, 2016 as compared to the year ended December 31, 2015
In the Domestic DVD segment, we derive revenues from our DVD-by-mail membership services. The price per plan for DVD-by-mail varies from $4.99 to $14.99 per month according to the plan chosen by the member. DVD-by-mail plans differ by the number of DVDs that a member may have out at any given point. Members electing access to high definition Blu-ray discs, in addition to standard definition DVDs, pay a surcharge ranging from $2 to $4 per month for our most popular plans.
The decrease in our domestic DVD revenues was due to a 15% decrease in the average number of paid memberships.
The decrease in domestic DVD cost of revenues was primarily due to a $14.0 million decrease in content expenses and a $32.8 million decrease in delivery expenses resulting from a 18% decrease in the number of DVDs mailed to members. The decrease in shipments was driven by a decline in the number of DVD memberships coupled with a decrease in usage by these members. Other costs, primarily those associated with processing and customer service expenses, decreased $14.4 million primarily due to a decrease in hub operation expenses resulting from the decline in DVD shipments.
Our Domestic DVD segment had a contribution margin of 52% for the year ended December 31, 2016, up from 50% for the year ended December 31, 2015 due to the decrease in DVD usage by paying members.

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

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands, except percentages)
Technology and development	$852,098	$650,788	$472,321	$201,310	31%	$178,467	38%
As a percentage of revenues	10%	10%	9%
Year ended December 31, 2016 as compared to the year ended December 31, 2015
The increase in technology and development expenses was primarily due to a $162.3 million increase in personnel-related costs resulting from an increase in compensation for existing employees and a 20% growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third-party expenses, including costs associated with cloud computing, increased $27.3 million.
Year ended December 31, 2015 as compared to the year ended December 31, 2014
The increase in technology and development expenses was primarily due to a $133.2 million increase in personnel-related costs resulting from an increase in compensation for existing employees and a 20% growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third-party expenses, including costs associated with cloud computing, increased $23.8 million.
General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses.

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands, except percentages)
General and administrative	$577,799	$407,329	$269,741	$170,470	42%	$137,588	51%
As a percentage of revenues	7%	6%	5%

Year ended December 31, 2016 as compared to the year ended December 31, 2015
General and administrative expenses increased primarily due to a $148.9 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 39% increase in average headcount primarily to support our international expansion and increased production of original content, and an increase in compensation for existing employees. In addition, facilities-related costs increased $16.2 million due to the growth in average headcount.

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

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands, except percentages)
Interest expense	$(150,114)	$(132,716)	$(50,219)	$17,398	13%	$82,497	164%
As a percentage of revenues	2%	2%	1%
Year ended December 31, 2016 as compared to the year ended December 31, 2015
Interest expense for the year ended December 31, 2016 consists primarily of $143.3 million of interest on our notes. The increase in interest expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is due to the higher aggregate principal of interest bearing notes outstanding.
Year ended December 31, 2015 as compared to the year ended December 31, 2014
Interest expense for the year ended December 31, 2015 consists primarily of $127.1 million of interest on our notes. The increase in interest expense for the year ended December 31, 2015 as compared to the year ended December 31, 2014 is due to the higher aggregate principal of interest bearing notes outstanding.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands, except percentages)
Interest and other income (expense)	$30,828	$(31,225)	$(3,060)	$62,053	199%	$(28,165)	(920)%
Year ended December 31, 2016 as compared to the year ended December 31, 2015
Interest and other income (expense) increased primarily due to foreign exchange. In the year ended December 31, 2016, the foreign exchange gain of $22.8 million was primarily driven by the remeasurement of significant content liabilities denominated in currencies other than functional currencies.

Year ended December 31, 2015 as compared to the year ended December 31, 2014
Interest and other income (expense) decreased primarily due to foreign exchange. In the year ended December 31, 2015, the foreign exchange loss of $37.3 million was primarily driven by the remeasurement of significant content liabilities denominated in currencies other than functional currencies in our European entities coupled with the strengthening of the U.S. dollar.

Provision for Income Taxes

	Year Ended December 31,			Change
	2016	2015	2014	2016 vs. 2015		2015 vs. 2014
	(in thousands, except percentages)
Provision for income taxes	$73,829	$19,244	$82,570	$54,585	284%	(63,326)	(77)%
Effective tax rate	28%	14%	24%
Year ended December 31, 2016 as compared to the year ended December 31, 2015
The increase in our effective tax rate is mainly due to a $13.4 million release of tax reserves in 2015 and an increase in foreign taxes. In 2016, the difference between our 28% effective tax rate and the Federal statutory rate of 35% was $17.3 million primarily due to the 2016 Federal and California research and development (“R&D”) credits partially offset by state income taxes, foreign taxes, and nondeductible expenses.

Year ended December 31, 2015 as compared to the year ended December 31, 2014
The decrease in our effective tax rate is mainly due to an increase in R&D credits and a decrease in state and local income taxes. In 2015, the difference between our 14% effective tax rate and the Federal statutory rate of 35% was $30.4 million primarily due to a $13.4 million release of tax reserves on previously unrecognized tax benefits as a result of an IRS audit settlement leading to the reassessment of our reserves for all open years, $16.5 million related to the retroactive reinstatement of the 2015 Federal R&D credit, as well as the California R&D credit; partially offset by state income taxes, foreign taxes and nondeductible expenses. On December 18, 2015, the Protecting Americans from Tax Hikes Act of 2015 (H.R. 2029) was signed into law which retroactively and permanently extended the Federal R&D credit from January 1, 2015. As a result, we recognized the retroactive benefit of the 2015 R&D credit as a discrete item in the fourth quarter of 2015, the period in which the legislation was enacted.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments decreased $576.9 million from $2,310.7 million as of December 31, 2015 to $1,733.8 million as of December 31, 2016. In October 2016, we issued $1,000.0 million of long-term debt. The decrease in cash, cash equivalents and short-term investments in the year ended December 31, 2016 was primarily driven by an increase in cash used in operations, partially offset by cash received from the issuance of debt. Long-term debt, net of debt issuance costs, was $3,364.3 million and $2,371.4 million as of December 31, 2016 and 2015, respectively. See Note 4 to the consolidated financial statements for additional information.
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
We currently anticipate that cash flows from operations, together with available funds and access to financing sources, will continue to be sufficient to meet our cash needs for at least the next twelve months. Our ability to obtain any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance, financial condition and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
As of December 31, 2016, cash and cash equivalents held by our foreign subsidiaries amounted to $278.5 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the portion associated with undistributed earnings for certain foreign subsidiaries.
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
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expense, non-cash stock-based compensation expense and other working capital differences. The excess content payments over expense is variable based on the payment terms of our content agreements and is expected to increase as we enter into more agreements with upfront cash payments, such as licensing and production of original content. In the last 12 months, the ratio of content payments over content expense was 1.4. Working capital differences include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly and deferred revenue is a source of cash flow.

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash (used in) provided by operating activities	$(1,473,984)	$(749,439)	$16,483
Net cash provided by (used in) investing activities	49,765	(179,192)	(42,866)
Net cash provided by financing activities	1,091,630	1,640,277	541,712

Non-GAAP free cash flow reconciliation:
Net cash (used in) provided by operating activities	(1,473,984)	(749,439)	16,483
Acquisition of DVD content assets	(77,177)	(77,958)	(74,790)
Purchases of property and equipment	(107,653)	(91,248)	(69,726)
Other assets	(941)	(1,912)	1,334
Non-GAAP free cash flow	$(1,659,755)	$(920,557)	$(126,699)

Year ended December 31, 2016 as compared to the year ended December 31, 2015

Cash used in operating activities increased $724.5 million resulting in net cash used in operating activities of $1,474.0 million for the year ended December 31, 2016. The significant net cash used in operations is due primarily to the increase in investments in streaming content that require more upfront payments. The payments for streaming content assets increased $2,271.4 million, from $4,609.2 million to $6,880.6 million, or 49%. In addition, we had increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $2,051.2 million or 30% increase in revenues.
Cash provided by investing activities increased $229.0 million, primarily due to an increase of $243.6 million in the proceeds from sales and maturities of short-term investments, net of purchases, partially offset by a $16.4 million increase in the purchases of property and equipment, primarily driven by the expansion of our Los Gatos, California headquarters, as well as our new office space in Los Angeles, California.
Cash provided by financing activities decreased $548.6 million primarily due to the $1,482.4 million net proceeds from the issuance of the 5.50% Notes and the 5.875% Notes in the year ended December 31, 2015 as compared to the $989.3 million net proceeds from the issuance of the 4.375% Notes in the year ended December 31, 2016.
Free cash flow was $1,846.4 million lower than net income for the year ended December 31, 2016 primarily due to $2,092.1 million of cash payments for streaming content assets over streaming amortization expense partially offset by $173.7 million of non-cash stock-based compensation expense and $72.0 million of favorable other working capital differences.

Year ended December 31, 2015 as compared to the year ended December 31, 2014

Cash provided by operating activities decreased $765.9 million resulting in net cash used in operating activities of $749.4 million for the year ended December 31, 2015. The significant net cash used in operations is due primarily to the increase in investments in streaming content that require more upfront payments. The payments for streaming assets increased $1,429.3 million, from $3,179.9 million to $4,609.2 million or 45%. In addition, we had increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $1,274.9 million or 23% increase in revenues.
Cash used in investing activities increased $136.3 million, primarily due to a decrease of $108.4 million in the proceeds from sales and maturities of short-term investments, net of purchases. In addition, purchases of property and equipment increased by $21.5 million, primarily driven by the expansion of our Los Gatos, California headquarters.

Cash provided by financing activities increased $1,098.6 million primarily due to the $1,482.4 million net proceeds from the issuance of the 5.50% Notes and the 5.875% Notes in the year ended December 31, 2015 as compared to the $392.9 million net proceeds from the issuance of the 5.750% Notes in the year ended December 31, 2014.
Free cash flow was $1,043.2 million lower than net income for the year ended December 31, 2015 primarily due to $1,203.9 million of cash payments for streaming content assets over streaming amortization expense partially offset by $124.7 million of non-cash stock-based compensation expense and $36.0 million of favorable other working capital differences.
Free cash flow was $393.5 million lower than net income for the year ended December 31, 2014 primarily due to $523.6 million of cash payments for streaming content assets over streaming amortization expense partially offset by $115.2 million of non-cash stock-based compensation expense and $14.9 million of favorable other working capital differences.

Contractual Obligations
For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of December 31, 2016. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2016:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$14,479,487	$6,200,611	$6,731,336	$1,386,934	$160,606
Debt (2)	4,730,369	181,556	358,250	844,813	3,345,750
Lease obligations (3)	640,840	64,502	144,766	124,037	307,535
Other purchase obligations (4)	350,366	185,023	81,707	39,278	44,358
Total	$20,201,062	$6,631,692	$7,316,059	$2,395,062	$3,858,249

(1)
As of December 31, 2016, streaming content obligations were comprised of $3.6 billion included in "Current content liabilities" and $2.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $8.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

Streaming content obligations increased $3.6 billion from $10.9 billion as of December 31, 2015 to $14.5 billion as of December 31, 2016 primarily due to multi-year commitments associated with the continued expansion of our exclusive and original programming.
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

(2)	Long-term debt obligations include our Notes consisting of principal and interest payments. See Note 4 to the consolidated financial statements for further details.

(3)
Lease obligations include lease financing obligations of $18.5 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $530.2 million for our expanded headquarters in Los Gatos, California, and our new office space in Los Angeles, California and other commitments of $92.1 million for facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2027.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of December 31, 2016, we had gross unrecognized tax benefits of $19.7 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the consolidated balance sheets. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.
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

Streaming Content
We acquire, license and produce content, including original programing, in order to offer our members unlimited viewing of TV shows and films. The content licenses are for a fixed fee and specific windows of availability. Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the amortization expense. Payments for content, including additions to streaming assets and the changes in related liabilities, are classified within "Net cash used in (provided by) operating activities" on the Consolidated Statements of Cash Flows.
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
For productions, we capitalize costs associated with the production, including development cost and direct costs. We include these amounts in "Non-current content assets, net" on the Consolidated Balance Sheets. Participations and residuals are expensed in line with the amortization of production costs.
Based on factors including historical and estimated viewing patterns, we amortize the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations, over the shorter of each title's contractual window of availability or estimated period of use, beginning with the month of first availability. The amortization period typically ranges from six months to five years. For content where we expect more upfront viewing, for instance due to additional merchandising and marketing efforts, we amortize on an accelerated basis. We review factors that impact the amortization of the content assets on a regular basis. Our estimates related to these factors require considerable management judgment. In the third quarter of 2016, we changed the amortization method of certain content given changes in estimated viewing patterns of this content. The effect of this change in estimate was a $19.8 million decrease in operating income and a $12.3 million decrease in net income for the year ended December 31, 2016. The effect on both basic and diluted earnings per share was a decrease of $0.03 for the year ended December 31, 2016. Changes in our estimates could have a significant impact on our future results of operations.
Our business model is subscription based as opposed to a model generating revenues at a specific title level. Therefore, content assets, both licensed and produced, are reviewed in aggregate at the operating segment level when an event or change in circumstances indicates a change in the expected usefulness or that the fair value may be less than amortized cost. To date, we have not identified any such event or changes in circumstances. If such changes are identified in the future, these aggregated content assets will be stated at the lower of unamortized cost, net realizable value or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. No material write-down from unamortized cost was recorded in any of the periods presented.
Income Taxes
We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. There was no significant valuation allowance as of December 31, 2016 or 2015.
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2016, our estimated gross unrecognized tax benefits were $19.7 million of which $17.0 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.
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

•
Expected Volatility: The Company calculates expected volatility based solely on implied volatility. We believe that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, given consistently high trade volumes of the options, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. An increase/decrease of 10% in our computation of expected volatility would increase/decrease the total stock-based compensation expense by approximately $14.4 million for the year ended December 31, 2016.

•
Suboptimal Exercise Factor: Our computation of the suboptimal exercise factor is based on historical and estimated option exercise behavior. An increase/decrease in the suboptimal exercise factor of 10% would increase/decrease the total stock-based compensation expense by approximately $6.0 million for the year ended December 31, 2016.

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
For the year ended December 31, 2016, we had no impairment charges associated with our short-term investment portfolio. Although we believe our current investment portfolio has very little risk of material impairment, we cannot predict future market conditions or market liquidity and can provide no assurance that our investment portfolio will remain materially unimpaired. Some of the securities we invest in may be subject to market risk due to changes in prevailing interest rates which may cause the principal amount of the investment to fluctuate. For example, if we hold a security that was issued with a fixed interest rate at the then-prevailing rate and the prevailing interest rate later rises, the value of our investment will decline. At December 31, 2016, our cash equivalents were generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments were comprised of corporate debt securities, government and agency securities and asset backed securities.
Changes in interest rates could adversely affect the market value of the securities we hold that are classified as short-term investments. The table below separates these investments, based on stated maturities, to show the approximate exposure to interest rates as of December 31, 2016.

(in thousands)
Due within one year	$61,833
Due after one year and through 5 years	204,373
Total	$266,206
A sensitivity analysis was performed on our investment portfolio as of December 31, 2016. The analysis is based on an estimate of the hypothetical changes in market value of the portfolio that would result from an immediate parallel shift in the yield curve of various magnitudes. This methodology assumes a more immediate change in interest rates to reflect the current economic environment.
The following table presents the hypothetical fair values of our debt securities classified as short-term investments assuming immediate parallel shifts in the yield curve of 50 basis points (“BPS”), 100 BPS and 150 BPS. The analysis is shown as of December 31, 2016:

Fair Value as of December 31, 2016 (in thousands)
-150 BPS	-100 BPS	-50 BPS	+50 BPS	+100 BPS	+150 BPS
$271,745	$270,151	$268,180	$264,234	$262,261	$260,289

 Based on investment positions as of December 31, 2016, a hypothetical 100 basis point increase in interest rates across all maturities would result in a $3.9 million incremental decline in the fair market value of the portfolio. As of December 31, 2015, a similar 100 basis point increase in the yield curve would have resulted in a $6.6 million incremental decline in the fair market value of the portfolio. Such losses would only be realized if the Company sold the investments prior to maturity.

As of December 31, 2016, we had $3.4 billion of debt, consisting of fixed rate unsecured debt in five tranches. Refer to Note 4 to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest.

Foreign Currency Risk

International revenues and cost of revenues account for 36% and 48%, respectively, of consolidated amounts for the year ended December 31, 2016. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. For the year ended December 31, 2016, we believe our international revenues would have been approximately $174.4 million higher had foreign currency exchange rates remained consistent with those for the year ended December 31, 2015.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the year ended December 31, 2016, we recognized a $22.8 million foreign exchange gain which resulted primarily from the remeasurement of significant content liabilities denominated in currencies other than functional currencies.
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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)	Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Netflix, Inc.

We have audited Netflix, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Netflix, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Netflix, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Netflix, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 of Netflix, Inc. and our report dated January 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
January 27, 2017

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

(3)	Exhibits:
See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary

None.

NETFLIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Netflix, Inc.

We have audited the accompanying consolidated balance sheets of Netflix, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Netflix, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Netflix, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated January 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
San Jose, California
January 27, 2017

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2016	2015	2014
Revenues	$8,830,669	$6,779,511	$5,504,656
Cost of revenues	6,029,901	4,591,476	3,752,760
Marketing	991,078	824,092	607,186
Technology and development	852,098	650,788	472,321
General and administrative	577,799	407,329	269,741
Operating income	379,793	305,826	402,648
Other income (expense):
Interest expense	(150,114)	(132,716)	(50,219)
Interest and other income (expense)	30,828	(31,225)	(3,060)
Income before income taxes	260,507	141,885	349,369
Provision for income taxes	73,829	19,244	82,570
Net income	$186,678	$122,641	$266,799
Earnings per share:
Basic	$0.44	$0.29	$0.63
Diluted	$0.43	$0.28	$0.62
Weighted-average common shares outstanding:
Basic	428,822	425,889	420,544
Diluted	438,652	436,456	431,894

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2016	2015	2014
Net income	$186,678	$122,641	$266,799
Other comprehensive loss:
Foreign currency translation adjustments	(5,464)	(37,887)	(7,768)
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $126, $(598), and $(156), respectively	207	(975)	(253)
Total other comprehensive loss	(5,257)	(38,862)	(8,021)
Comprehensive income	$181,421	$83,779	$258,778

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$186,678	$122,641	$266,799
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Additions to streaming content assets	(8,653,286)	(5,771,652)	(3,773,019)
Change in streaming content liabilities	1,772,650	1,162,413	593,125
Amortization of streaming content assets	4,788,498	3,405,382	2,656,279
Amortization of DVD content assets	78,952	79,380	71,491
Depreciation and amortization of property, equipment and intangibles	57,528	62,283	54,028
Stock-based compensation expense	173,675	124,725	115,239
Excess tax benefits from stock-based compensation	(65,121)	(80,471)	(89,341)
Other non-cash items	40,909	31,628	15,282
Deferred taxes	(46,847)	(58,655)	(30,063)
Changes in operating assets and liabilities:
Other current assets	46,970	18,693	(9,198)
Accounts payable	32,247	51,615	83,812
Accrued expenses	68,706	48,810	55,636
Deferred revenue	96,751	72,135	58,819
Other non-current assets and liabilities	(52,294)	(18,366)	(52,406)
Net cash (used in) provided by operating activities	(1,473,984)	(749,439)	16,483
Cash flows from investing activities:
Acquisition of DVD content assets	(77,177)	(77,958)	(74,790)
Purchases of property and equipment	(107,653)	(91,248)	(69,726)
Other assets	(941)	(1,912)	1,334
Purchases of short-term investments	(187,193)	(371,915)	(426,934)
Proceeds from sale of short-term investments	282,484	259,079	385,300
Proceeds from maturities of short-term investments	140,245	104,762	141,950
Net cash provided by (used in) investing activities	49,765	(179,192)	(42,866)
Cash flows from financing activities:
Proceeds from issuance of debt	1,000,000	1,500,000	400,000
Issuance costs	(10,700)	(17,629)	(7,080)
Proceeds from issuance of common stock	36,979	77,980	60,544
Excess tax benefits from stock-based compensation	65,121	80,471	89,341
Other financing activities	230	(545)	(1,093)
Net cash provided by financing activities	1,091,630	1,640,277	541,712
Effect of exchange rate changes on cash and cash equivalents	(9,165)	(15,924)	(6,686)
Net (decrease) increase in cash and cash equivalents	(341,754)	695,722	508,643
Cash and cash equivalents, beginning of year	1,809,330	1,113,608	604,965
Cash and cash equivalents, end of year	$1,467,576	$1,809,330	$1,113,608
Supplemental disclosure:
Income taxes paid	$26,806	$27,658	$50,573
Interest paid	138,566	111,761	41,085
Change in investing activities included in liabilities	27,504	(4,978)	12,295
See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$1,467,576	$1,809,330
Short-term investments	266,206	501,385
Current content assets, net	3,726,307	2,905,998
Other current assets	260,202	215,127
Total current assets	5,720,291	5,431,840
Non-current content assets, net	7,274,501	4,312,817
Property and equipment, net	250,395	173,412
Other non-current assets	341,423	284,802
Total assets	$13,586,610	$10,202,871
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$3,632,711	$2,789,023
Accounts payable	312,842	253,491
Accrued expenses	197,632	140,389
Deferred revenue	443,472	346,721
Total current liabilities	4,586,657	3,529,624
Non-current content liabilities	2,894,654	2,026,360
Long-term debt	3,364,311	2,371,362
Other non-current liabilities	61,188	52,099
Total liabilities	10,906,810	7,979,445
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2016 and 2015; no shares issued and outstanding at December 31, 2016 and 2015	—	—
Common stock, $0.001 par value; 4,990,000,000 shares authorized at December 31, 2016 and December 31, 2015, respectively; 430,054,212 and 427,940,440 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,599,762	1,324,809
Accumulated other comprehensive loss	(48,565)	(43,308)
Retained earnings	1,128,603	941,925
Total stockholders’ equity	2,679,800	2,223,426
Total liabilities and stockholders’ equity	$13,586,610	$10,202,871

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock and Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2013	417,249,007	$777,501	$3,575	$552,485	$1,333,561
Net income	—	—	—	266,799	266,799
Other comprehensive income	—	—	(8,021)	—	(8,021)
Issuance of common stock upon exercise of options	5,661,880	61,190	—	—	61,190
Stock-based compensation expense	—	115,239	—	—	115,239
Excess stock option income tax benefits	—	88,940	—	—	88,940
Balances as of December 31, 2014	422,910,887	$1,042,870	$(4,446)	$819,284	$1,857,708
Net income	—	—	—	122,641	122,641
Other comprehensive loss	—	—	(38,862)	—	(38,862)
Issuance of common stock upon exercise of options	5,029,553	77,334	—	—	77,334
Stock-based compensation expense	—	124,725	—	—	124,725
Excess stock option income tax benefits	—	79,880	—	—	79,880
Balances as of December 31, 2015	427,940,440	$1,324,809	$(43,308)	$941,925	$2,223,426
Net income	—	—	—	186,678	186,678
Other comprehensive loss	—	—	(5,257)	—	(5,257)
Issuance of common stock upon exercise of options	2,113,772	36,979	—	—	36,979
Stock-based compensation expense	—	173,675	—	—	173,675
Excess stock option income tax benefits	—	64,299	—	—	64,299
Balances as of December 31, 2016	430,054,212	$1,599,762	$(48,565)	$1,128,603	$2,679,800

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Description of Business
Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is the world’s leading internet television network with over 93 million streaming members in over 190 countries enjoying more than 125 million hours of hours of TV shows and movies per day, including original series, documentaries and feature films. Members can watch as much as they want, anytime, anywhere, on nearly any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the United States ("U.S."), members can receive DVDs.
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
Accounting Guidance Not Yet Adopted
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
In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company will adopt ASU 2016-09 in the first quarter of 2017. The Company is unable to estimate the impact of adoption as it is dependent upon future stock option exercises which can not be predicted. However, the Company is expecting the adoption of the ASU to have a material impact on net income, basic and diluted earnings per share, deferred tax assets and net cash from operations and the effective tax rate may be reduced.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a retrospective transition method to each period presented. The Company does not expect the impact on its consolidated financial statements to be material.
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
For productions, the Company capitalizes costs associated with the production, including development costs and direct costs. These amounts are included in "Non-current content assets, net" on the Consolidated Balance Sheets. Participations and residuals are expensed in line with the amortization of production costs.
Based on factors including historical and estimated viewing patterns, the Company amortizes the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations over the shorter of each title's contractual window of availability or estimated period of use, beginning with the month of first availability. The amortization period typically ranges from six months to five years. For content where the Company expects more upfront viewing, for instance due to additional merchandising and marketing efforts, the amortization is on an accelerated basis. The Company reviews factors impacting the amortization of the content assets on a regular basis. The Company's estimates related to these factors require considerable management judgment.  In the third quarter of 2016, the Company changed the amortization method of certain content given changes in estimated viewing patterns of this content. The effect of this change in estimate was a $19.8 million decrease in operating income and a $12.3 million decrease in net income for the year ended December 31, 2016. The effect on both basic earnings per share and diluted earnings per share was a decrease of $0.03 for the year ended December 31, 2016. Changes in estimates could have a significant impact on the Company's future results of operations.
The Company's business model is subscription based as opposed to a model generating revenues at a specific title level. Therefore, content assets, both licensed and produced are reviewed in aggregate at the operating segment level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than amortized cost. To date, we have not identified any such event or changes in circumstances. If such changes are identified in the future, these aggregated content assets will be stated at the lower of unamortized cost, net realizable value or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off. No material write-down from unamortized cost was recorded in any of the periods presented.
The Company has entered into certain licenses with collective management organizations, and are currently involved in negotiations with others who hold certain rights to music and other entertainment works "publicly performed" in connection with streaming content into various territories. Accruals for estimated license fees are recorded and then adjusted based on any changes in estimates. These amounts are included in the streaming content obligations. The results of these negotiations are uncertain and may be materially different from management's estimates.

DVD Content
The Company acquires DVD content for the purpose of renting such content to its domestic DVD members and earning membership rental revenues, and, as such, the Company considers its direct purchase DVD assets to be a productive asset. Accordingly, the Company classifies its DVD assets in “Non-current content assets, net” on the Consolidated Balance Sheets. The acquisition of DVD content assets, net of changes in related liabilities, is classified within "Net cash provided by (used in) investing activities" on the Consolidated Statements of Cash Flows because the DVD content assets are considered a productive asset. Other companies in the in-home entertainment video industry classify these cash flows as operating activities. The Company amortizes its direct purchase DVDs on an accelerated basis over their estimated useful lives, which range from one year to two years. The Company also obtains DVD content through revenue sharing agreements with studios and other content providers. Revenue sharing obligations are expensed as incurred based on shipments.
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
Marketing
Marketing expenses consist primarily of advertising expenses and payments made to the Company’s partners, including device partners, MVPD's, mobile platforms and ISP's. Advertising expenses include promotional activities such as digital and television advertising. Advertising costs are expensed as incurred. Advertising expenses were $842.4 million, $714.3 million and $533.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Research and Development
Research and development expenses are included within "Technology and Development" on the Company's Consolidated Statements of Operations and primarily consist of payroll and related costs incurred in making improvements to our service offerings. Research and development expenses were $768.3 million, $570.0 million and $398.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Income Taxes
The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. There was no significant valuation allowance as of December 31, 2016 or 2015.
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
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in interest and other income (expense). Foreign currency transactions resulted in a gain of $22.8 million for the year ended December 31, 2016 and losses of $37.3 million and $8.2 million for the years ended December 31, 2015 and 2014 respectively.
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

	Year ended December 31,
	2016	2015	2014
	(in thousands, except per share data)
Basic earnings per share:
Net income	$186,678	$122,641	$266,799
Shares used in computation:
Weighted-average common shares outstanding	428,822	425,889	420,544
Basic earnings per share	$0.44	$0.29	$0.63
Diluted earnings per share:
Net income	$186,678	$122,641	$266,799
Shares used in computation:
Weighted-average common shares outstanding	428,822	425,889	420,544
Employee stock options	9,830	10,567	11,350
Weighted-average number of shares	438,652	436,456	431,894
Diluted earnings per share	$0.43	$0.28	$0.62
Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,
	2016	2015	2014
	(in thousands)
Employee stock options	1,545	517	917
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

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
	(in thousands)
Cash	$1,267,523	$—	$—	$1,267,523	$1,264,126	$—	$3,397
Level 1 securities:
Money market funds	204,967	—	—	204,967	203,450	—	1,517
Level 2 securities:
Corporate debt securities	199,843	110	(731)	199,222	—	199,222	—
Government securities	35,944	—	(128)	35,816	—	35,816	—
Certificate of deposit	9,833	—	—	9,833	—	9,833	—
Agency securities	21,563	—	(228)	21,335	—	21,335	—
Total	$1,739,673	$110	$(1,087)	$1,738,696	$1,467,576	$266,206	$4,914

	As of December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
	(in thousands)
Cash	$1,708,220	$—	$—	$1,708,220	$1,706,592	$—	$1,628
Level 1 securities:
Money market funds	107,199	—	—	107,199	102,738	—	4,461
Level 2 securities:
Corporate debt securities	240,867	154	(409)	240,612	—	240,612	—
Government securities	235,252	—	(1,046)	234,206	—	234,206	—
Agency securities	26,576	—	(9)	26,567	—	26,567	—
Total	$2,318,114	$154	$(1,464)	$2,316,804	$1,809,330	$501,385	$6,089
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
Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at December 31, 2016. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the years ended December 31, 2016, 2015 or 2014.
There were no material gross realized gains or losses from the sale of available-for-sale investments in the years ended December 31, 2016, 2015 and 2014. Realized gains and losses and interest income are included in "Interest and other income (expense)" on the Consolidated Statements of Operations.
The estimated fair value of short-term investments by contractual maturity as of December 31, 2016 is as follows:

(in thousands)
Due within one year	$61,833
Due after one year and through 5 years	204,373
Total short-term investments	$266,206

3.	Balance Sheet Components
Content Assets
Content assets consisted of the following:

	As of December 31,
	2016	2015
	(in thousands)

Licensed content, net	$9,595,315	$6,827,119

Produced content, net
Released, less amortization	335,400	61,515
In production	1,010,463	279,013
In development	34,215	24,651
	1,380,078	365,179
DVD, net	25,415	26,517
Total	$11,000,808	$7,218,815

Current content assets, net	$3,726,307	$2,905,998
Non-current content assets, net	$7,274,501	$4,312,817

Produced content is included in "Non-current content assets, net" on the Consolidated Balance Sheets. Certain original content, such as House of Cards, is licensed and therefore not included in produced content. Of the produced content that has been released, approximately 28% and 81%, is expected to be amortized over the next twelve and thirty-six months, respectively. The amount of accrued participations and residuals to be paid during the next twelve months is not material.

 Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of December 31,		Estimated Useful Lives (in Years)
	2016	2015
	(in thousands)
Information technology assets	$185,345	$194,054	3 years
Furniture and fixtures	32,185	30,914	3 years
Building	40,681	40,681	30 years
Leasehold improvements	107,945	107,793	Over life of lease
DVD operations equipment	70,152	88,471	5 years
Capital work-in-progress	108,296	8,845
Property and equipment, gross	544,604	470,758
Less: Accumulated depreciation	(294,209)	(297,346)
Property and equipment, net	$250,395	$173,412

The increase in capital work-in-progress is primarily due to leasehold improvements for the Company's expanded Los Gatos, California headquarters and the Company's new Los Angeles, California facility, both of which will be placed into operation in the first half of 2017.

4.	Long-term Debt

As of December 31, 2016, the Company had aggregate outstanding $3,364.3 million, net of $35.7 million of issuance costs, in long-term notes with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.

The following table provides a summary of the Company's outstanding long-term debt and the fair values based on quoted market prices in less active markets as of December 31, 2016 and December 31, 2015:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Due Dates	December 31, 2016	December 31, 2015
	(in millions)				(in millions)
4.375% Senior Notes	1,000	October 2016	2026	May 15 and November 15	$975	$—
5.50% Senior Notes	700	February 2015	2022	April 15 and October 15	758	718
5.875% Senior Notes	800	February 2015	2025	April 15 and October 15	868	820
5.750% Senior Notes	400	February 2014	2024	March 1 and September 1	431	411
5.375% Senior Notes	500	February 2013	2021	February 1 and August 1	539	525
Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of December 31, 2016 and December 31, 2015, the Company was in compliance with all related covenants.

5.	Commitments and Contingencies
Streaming Content
At December 31, 2016, the Company had $14.5 billion of obligations comprised of $3.6 billion included in "Current content liabilities" and $2.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $8.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.
At December 31, 2015, the Company had $10.9 billion of obligations comprised of $2.8 billion included in "Current content liabilities" and $2.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $6.1 billion of obligations that are not reflected on the Consolidated Balance Sheets as they do not yet meet the criteria for asset recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of December 31,
	2016	2015
	(in thousands)
Less than one year	$6,200,611	$4,703,172
Due after one year and through 3 years	6,731,336	5,249,147
Due after 3 years and through 5 years	1,386,934	891,864
Due after 5 years	160,606	58,048
Total streaming content obligations	$14,479,487	$10,902,231

Streaming content obligations include amounts related to the acquisition, licensing and production of streaming content. Obligations that are in non-U.S. dollar currencies are translated to U.S. dollar at period end rates. An obligation for the production of content includes non-cancelable commitments under creative talent and employment agreements. An obligation for the acquisition and licensing of content is incurred at the time the Company enters into an agreement to obtain future titles. Once a title becomes available, a content liability is generally recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. Traditional film output deals, like the U.S. output deal with Disney, or certain TV series license agreements where the number of seasons to be aired is unknown, are examples of such license agreements. The Company does not include any estimated obligation for these future titles beyond the known minimum amount. However, the unknown obligations are expected to be significant.

Lease obligations
The Company leases facilities under non-cancelable operating leases with various expiration dates through 2027. Several lease agreements contain rent escalation clauses or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation for intended use. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. The Company has the option to extend or renew most of its leases which may increase the future minimum lease commitments.
Because the terms of the Company’s facilities lease agreements for its original Los Gatos, California headquarters site required the Company’s involvement in the construction funding of the buildings, the Company is the “deemed owner” (for accounting purposes only) of these buildings. Accordingly, the Company recorded an asset of $40.7 million, representing the total costs of the buildings and improvements, including the costs paid by the lessor (the legal owner of the buildings), with corresponding liabilities. Upon completion of construction of each building, the Company did not meet the sale-leaseback criteria for de-recognition of the building assets and liabilities. Therefore the leases are accounted for as financing obligations. At December 31, 2016, the lease financing obligation balance was $29.2 million, the majority of which is recorded in “Other non-current liabilities,” on the Consolidated Balance Sheets. The remaining future minimum payments under the lease financing obligation are $18.5 million. The lease financing obligation balance at the end of the lease term will be approximately $21.8 million which approximates the net book value of the buildings to be relinquished to the lessor.
In addition to the lease financing obligation, future minimum lease payments include $530.2 million as of December 31, 2016 related to non-cancelable operating leases for the expanded headquarters in Los Gatos, California and the new office space in Los Angeles, California.

Future minimum payments under lease financing obligations and non-cancelable operating leases as of December 31, 2016 are as follows:

Year Ending December 31,	Future Minimum Payments
(in thousands)
2017	$64,502
2018	76,310
2019	68,456
2020	66,603
2021	57,434
Thereafter	307,535
Total minimum payments	$640,840
Rent expense associated with the operating leases was $53.1 million, $34.7 million and $26.6 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

The Company is involved in litigation matters not listed herein but does not consider the matters to be material either individually or in the aggregate at this time. The Company's view of the matters not listed may change in the future as the litigation and events related thereto unfold.

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
Preferred Stock
The Company has authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 31, 2016 and 2015.
Voting Rights
The holders of each share of common stock shall be entitled to one vote per share on all matters to be voted upon by the Company’s stockholders.
Stock Option Plans
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of December 31, 2016, 13.3 million shares were reserved for future grants under the 2011 Stock Plan.
A summary of the activities related to the Company’s stock option plans, as adjusted for the Stock Split, is as follows:

	Shares Available for Grant	Options Outstanding		Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted- Average Exercise Price (per Share)
Balances as of December 31, 2013	23,844,219	24,688,286	$13.61
Granted	(3,819,011)	3,819,011	57.55
Exercised	—	(5,661,880)	10.81
Balances as of December 31, 2014	20,025,208	22,845,417	$21.65
Granted	(3,179,892)	3,179,892	82.67
Exercised		(5,029,553)	15.38
Balances as of December 31, 2015	16,845,316	20,995,756	$32.39
Granted	(3,555,363)	3,555,363	102.03
Exercised	—	(2,113,772)	17.48
Balances as of December 31, 2016	13,289,953	22,437,347	$44.83	6.18	$1,772,185
Vested and exercisable at December 31, 2016		22,437,347	$44.83	6.18	$1,772,185
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2016. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2016, 2015 and 2014 was $189.2 million, $368.4 million and $265.1 million, respectively.
Cash received from option exercises for the years ended December 31, 2016, 2015 and 2014 was $37.0 million, $78.0 million and $60.5 million, respectively.

Stock-Based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Year Ended December 31,
	2016	2015	2014
Dividend yield	—%	—%	—%
Expected volatility	40% - 50%	36% - 53%	41% - 48%
Risk-free interest rate	1.57% - 2.04%	2.03% - 2.29%	2.39% - 2.83%
Suboptimal exercise factor	2.48	2.47 - 2.48	2.66 - 5.44
Valuation data:
Weighted-average fair value (per share)	$48.85	$39.22	$30.17
Total stock-based compensation expense (in thousands)	173,675	124,725	115,239
Total income tax impact on provision (in thousands)	65,173	47,125	43,999

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

8.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of tax:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balances as of December 31, 2014	$(4,615)	$169	$(4,446)
Other comprehensive loss before reclassifications	(37,887)	(771)	(38,658)
Amounts reclassified from accumulated other comprehensive (loss)income	—	(204)	(204)
Net increase in other comprehensive loss	(37,887)	(975)	(38,862)
Balances as of December 31, 2015	$(42,502)	$(806)	$(43,308)
Other comprehensive (loss) income before reclassifications	(5,464)	310	(5,154)
Amounts reclassified from accumulated other comprehensive (loss)income	—	(103)	(103)
Net (increase) decrease in other comprehensive loss	(5,464)	207	(5,257)
Balances as of December 31, 2016	$(47,966)	$(599)	$(48,565)

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

9.	Income Taxes
Income before provision for income taxes was as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
United States	$188,078	$95,644	$325,081
Foreign	72,429	46,241	24,288
Income before income taxes	$260,507	$141,885	$349,369

The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Current tax provision:
Federal	$54,315	$52,557	$86,623
State	5,790	(1,576)	9,866
Foreign	60,571	26,918	16,144
Total current	120,676	77,899	112,633
Deferred tax provision:
Federal	(24,383)	(37,669)	(10,994)
State	(14,080)	(17,635)	(17,794)
Foreign	(8,384)	(3,351)	(1,275)
Total deferred	(46,847)	(58,655)	(30,063)
Provision for income taxes	$73,829	$19,244	$82,570

U.S. income taxes and foreign withholding taxes associated with the repatriation of earnings of certain foreign subsidiaries were not provided for on a cumulative total of $121.1 million of undistributed earnings for certain foreign subsidiaries as of December 31, 2016. The Company intends to reinvest these earnings indefinitely in its foreign subsidiaries. If these earnings were distributed to the United States in the form of dividends or otherwise, the Company would be subject to additional U.S. income taxes net of available foreign tax credits associated with these earnings. The amount of unrecognized deferred income tax liability related to these earnings is approximately $42.4 million.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Expected tax expense at U.S. Federal statutory rate of 35%	$91,179	$49,658	$122,279
State income taxes, net of Federal income tax effect	7,261	4,783	13,274
R&D tax credit	(41,144)	(29,363)	(18,655)
Release of tax reserves on previously unrecognized tax benefits	—	(13,438)	(38,612)
Foreign earnings at other than US rates	14,639	5,310	2,959
Other	1,894	2,294	1,325
Provision for income taxes	$73,829	$19,244	$82,570

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2016	2015
	(in thousands)
Deferred tax assets (liabilities):
Stock-based compensation	$188,458	$131,339
Accruals and reserves	29,231	14,367
Depreciation and amortization	(93,760)	(43,204)
R&D credits	107,283	74,091
Other	(2,363)	3,980
Gross deferred tax assets	228,849	180,573
Valuation allowance	(1,601)	—
Net deferred tax assets	$227,248	$180,573

All deferred tax assets are classified as “Other non-current assets” on the Consolidated Balance Sheets as of December 31, 2016 and December 31, 2015. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2016 and 2015, it was considered more likely than not that substantially all deferred tax assets would be realized, and no significant valuation allowance was recorded.
As of December 31, 2016, the Company's Federal R&D tax credit and state tax credit carryforwards for tax return purposes were $72.5 million, and $77.7 million, respectively. The Federal R&D tax credit carryforwards expire through 2036. State tax credit carryforwards of $77.3 million can be carried forward indefinitely and $0.4 million expire in 2024.
As of December 31, 2016, the Company’s net operating loss carryforwards for Federal and state tax return purposes were $108.9 million and $100.0 million, respectively, which expire in 2035. These net operating losses were generated as a result of excess stock option deductions. Pursuant to Accounting Standards Codification 718, Compensation - Stock Compensation, the Company has not recognized the related $45.1 million tax benefit from the Federal and state net operating losses attributable to excess stock option deductions in gross deferred tax assets. The $45.1 million tax benefit will be credited directly to additional paid-in capital when net operating losses attributable to excess stock option deductions are utilized to reduce taxes payable.
Income tax benefits attributable to the exercise of employee stock options of $64.3 million, $79.9 million and $88.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, were recorded directly to additional paid-in-capital.
The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as “Other non-current liabilities” and a reduction of deferred tax assets which is classified as "Other non-current assets" in the Consolidated Balance Sheets. As of December 31, 2016, the total amount of gross unrecognized tax benefits was $19.7 million, of which $17.0 million, if recognized, would favorably impact the Company’s effective tax rate. As of December 31, 2015, the total amount of gross unrecognized tax benefits was $17.1 million, of which $13.5 million, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balances as of December 31, 2014	$34,812
Increases related to tax positions taken during prior periods	1,960
Decreases related to tax positions taken during prior periods	(12,334)
Increases related to tax positions taken during the current period	7,077
Decreases related to settlements with taxing authorities	(14,398)
Balances as of December 31, 2015	17,117
Increases related to tax positions taken during prior periods	1,047
Decreases related to tax positions taken during prior periods	(7,105)
Increases related to tax positions taken during the current period	8,713
Decreases related to expiration of statute of limitations	(33)
Balances as of December 31, 2016	$19,739

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes and in “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company's provision for income taxes were not material in all the periods presented.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2014 and 2015. The years 2010 through 2015 remain subject to examination by the state of California. The Company has no significant foreign jurisdiction audits underway. The years 2012 through 2015 remain subject to examination by foreign jurisdictions.
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
The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 60% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board. During 2016, 2015 and 2014, the Company’s matching contributions totaled $15.7 million, $11.2 million and $8.3 million, respectively.

11.	Segment Information
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
The vast majority of the cost of revenues relate to content expenses, which include the amortization of streaming content assets and other costs associated with the licensing and acquisition of streaming content. In connection with the Company's global expansion, content acquired, licensed, and produced increasingly includes global rights. The Company allocates this content between the International and Domestic streaming segments based on estimated fair market value. Content expenses for each streaming segment thus includes both expenses directly incurred by the segment as well as an allocation of expenses incurred for global rights. Other costs of revenues such as delivery costs are primarily attributed to the operating segment based on amounts directly incurred by the segment. Marketing expenses consist primarily of advertising expenses and payments made to our device partners, MVPD's, mobile platforms and ISP's which are generally included in the segment in which the expenditures are directly incurred.
The Company's long-lived tangible assets were located as follows:

	As of December 31,
	2016	2015
	(in thousands)
United States	$236,977	$159,566
International	13,418	13,846

The following tables represent segment information for the year ended December 31, 2016:

	As of/Year ended December 31, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	49,431	44,365	4,114	—
Revenues	$5,077,307	$3,211,095	$542,267	$8,830,669
Cost of revenues	2,855,789	2,911,370	262,742	6,029,901
Marketing	382,832	608,246	—	991,078
Contribution profit (loss)	$1,838,686	$(308,521)	$279,525	1,809,690
Other operating expenses				1,429,897
Operating income				379,793
Other income (expense)				(119,286)
Provision for income taxes				73,829
Net income				$186,678

	Year ended December 31, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content assets	$2,337,950	$2,450,548	$78,952	$4,867,450

The following tables represent segment information for the year ended December 31, 2015:

	As of/Year ended December 31, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	44,738	30,024	4,904	—
Revenues	$4,180,339	$1,953,435	$645,737	$6,779,511
Cost of revenues	2,487,193	1,780,375	323,908	4,591,476
Marketing	317,646	506,446	—	824,092
Contribution profit (loss)	$1,375,500	$(333,386)	$321,829	1,363,943
Other operating expenses				1,058,117
Operating income				305,826
Other income (expense)				(163,941)
Provision for income taxes				19,244
Net income				$122,641

	Year ended December 31, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content assets	$1,905,069	$1,500,313	$79,380	$3,484,762

The following tables represent segment information for the year ended December 31, 2014:

	As of/Year ended December 31, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	39,114	18,277	5,767	—
Revenues	$3,431,434	$1,308,061	$765,161	$5,504,656
Cost of revenues	2,201,761	1,154,117	396,882	3,752,760
Marketing	293,453	313,733	—	607,186
Contribution profit (loss)	$936,220	$(159,789)	$368,279	1,144,710
Other operating expenses				742,062
Operating income				402,648
Other income (expense)				(53,279)
Provision for income taxes				82,570
Net income				$266,799

	Year ended December 31, 2014
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content assets	$1,657,673	$998,606	$71,491	$2,727,770

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

12.	Selected Quarterly Financial Data (Unaudited)

	December 31	September 30	June 30	March 31
	(in thousands, except for per share data)
2016
Total revenues	$2,477,541	$2,290,188	$2,105,204	$1,957,736
Gross profit	823,122	757,344	632,106	588,196
Net income	66,748	51,517	40,755	27,658
Earnings per share:
Basic	$0.16	$0.12	$0.10	$0.06
Diluted	0.15	0.12	0.09	0.06
2015
Total revenues	$1,823,333	$1,738,355	$1,644,694	$1,573,129
Gross profit	573,968	564,397	522,942	526,728
Net income	43,178	29,432	26,335	23,696
Earnings per share:
Basic	$0.10	$0.07	$0.06	$0.06
Diluted	0.10	0.07	0.06	0.05

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated:	January 27, 2017	By:	/S/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated:	January 27, 2017	By:	/S/ DAVID WELLS
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

Signature	Title	Date
/S/ REED HASTINGS	President, Chief Executive Officer and Director (principal executive officer)	January 27, 2017
Reed Hastings

/S/ DAVID WELLS	Chief Financial Officer (principal financial and accounting officer)	January 27, 2017
David Wells

/S/ RICHARD BARTON	Director	January 27, 2017
Richard Barton

/S/ TIMOTHY M. HALEY	Director	January 27, 2017
Timothy M. Haley

/S/ JAY C. HOAG	Director	January 27, 2017
Jay C. Hoag

/S/ ANN MATHER	Director	January 27, 2017
Ann Mather

/S/ A. GEORGE BATTLE	Director	January 27, 2017
A. George Battle

/S/ LESLIE J. KILGORE	Director	January 27, 2017
Leslie J. Kilgore

/S/ BRAD SMITH	Director	January 27, 2017
Brad Smith

/S/ ANNE SWEENEY	Director	January 27, 2017
Anne Sweeney

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015
3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013
4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014
4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015
4.5	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015
4.6	Indenture, dated as of October 27, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	October 27, 2016
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.4†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	February 1, 2013
10.5†	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014
10.6†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014
10.7	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015
10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015
10.9	Purchase Agreement between Morgan Stanley & Co. LLC, as representative of several initial purchasers, and Netflix, Inc. dated February 2, 2015	10-Q	001-35727	10.9	April 17, 2015
10.10	Purchase Agreement, dated as of October 24, 2016, between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	October 24, 2016

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.11	Registration Rights Agreement, dated as of October 27, 2016, by and between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	October 24, 2016
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the SEC on January 27, 2017, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2016, 2015 and 2014, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014, (iv) Consolidated Balance Sheets as of December 31, 2016 and 2015, (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2016, 2015 and 2014 and (vi) the Notes to Consolidated Financial Statements.
X

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
† Indicates a management contract or compensatory plan