Form 10-Q
period 2017-03-31
NETFLIX INC
filed 2017-04-20
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2017, there were 430,993,429 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2017	March 31, 2016
Revenues	$2,636,635	$1,957,736
Cost of revenues	1,657,024	1,369,540
Marketing	271,270	208,010
Technology and development	257,108	203,508
General and administrative	194,291	127,225
Operating income	256,942	49,453
Other income (expense):
Interest expense	(46,742)	(35,537)
Interest and other income (expense)	13,592	25,963
Income before income taxes	223,792	39,879
Provision for income taxes	45,570	12,221
Net income	$178,222	$27,658
Earnings per share:
Basic	$0.41	$0.06
Diluted	$0.40	$0.06
Weighted-average common shares outstanding:
Basic	430,600	428,117
Diluted	445,458	437,993

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
Net income	$178,222	$27,658
Other comprehensive income:
Foreign currency translation adjustments	2,579	7,542
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $77 and $835, respectively	127	1,365
Total other comprehensive income	2,706	8,907
Comprehensive income	$180,928	$36,565

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash flows from operating activities:
Net income	$178,222	$27,658
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(2,348,666)	(2,316,599)
Change in streaming content liabilities	366,257	905,723
Amortization of streaming content assets	1,305,683	1,058,521
Amortization of DVD content assets	18,598	20,441
Depreciation and amortization of property, equipment and intangibles	15,049	14,798
Stock-based compensation expense	44,888	42,422
Excess tax benefits from stock-based compensation	—	(11,316)
Other non-cash items	21,666	12,757
Deferred taxes	(26,764)	(16,603)
Changes in operating assets and liabilities:
Other current assets	(25,402)	14,308
Accounts payable	(11,000)	(19,898)
Accrued expenses	93,542	41,232
Deferred revenue	15,221	27,502
Other non-current assets and liabilities	8,850	(29,536)
Net cash used in operating activities	(343,856)	(228,590)
Cash flows from investing activities:
Acquisition of DVD content assets	(25,372)	(23,207)
Purchases of property and equipment	(52,523)	(8,425)
Change in other assets	(769)	(356)
Purchases of short-term investments	(57,774)	(34,962)
Proceeds from sale of short-term investments	55,748	8,188
Proceeds from maturities of short-term investments	5,100	63,025
Net cash (used in) provided by investing activities	(75,590)	4,263
Cash flows from financing activities:
Proceeds from issuance of common stock	24,178	3,536
Excess tax benefits from stock-based compensation	—	11,316
Other financing activities	61	55
Net cash provided by financing activities	24,239	14,907
Effect of exchange rate changes on cash and cash equivalents	5,455	5,334
Net decrease in cash and cash equivalents	(389,752)	(204,086)
Cash and cash equivalents, beginning of period	1,467,576	1,809,330
Cash and cash equivalents, end of period	$1,077,824	$1,605,244
Supplemental disclosure:
Change in investing activities included in liabilities	$(16,672)	$(503)
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,077,824	$1,467,576
Short-term investments	263,405	266,206
Current content assets, net	4,026,615	3,726,307
Other current assets	292,486	260,202
Total current assets	5,660,330	5,720,291
Non-current content assets, net	8,029,112	7,274,501
Property and equipment, net	275,083	250,395
Other non-current assets	394,571	341,423
Total assets	$14,359,096	$13,586,610
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$3,861,447	$3,632,711
Accounts payable	294,831	312,842
Accrued expenses	296,258	197,632
Deferred revenue	458,693	443,472
Total current liabilities	4,911,229	4,586,657
Non-current content liabilities	3,035,430	2,894,654
Long-term debt	3,365,431	3,364,311
Other non-current liabilities	73,323	61,188
Total liabilities	11,385,413	10,906,810
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at March 31, 2017 and December 31, 2016; 430,993,429 and 430,054,212 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,669,132	1,599,762
Accumulated other comprehensive loss	(45,859)	(48,565)
Retained earnings	1,350,410	1,128,603
Total stockholders’ equity	2,973,683	2,679,800
Total liabilities and stockholders’ equity	$14,359,096	$13,586,610

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim consolidated financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (the “SEC”) on January 27, 2017. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the streaming content asset amortization policy; the recognition and measurement of income tax assets and liabilities; and the valuation of stock-based compensation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Interim results are not necessarily indicative of the results for a full year.
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD, all of which derive revenue from monthly membership fees. See Note 10 for further detail on the Company's segments.
There have been no material changes in the Company’s significant accounting policies, other than the adoption of Accounting Standards Update ("ASU") 2016-09 described below and in Note 9, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, ASU 2016-09 requires that the Company present excess tax benefits on the Statement of Cash Flows as an operating activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted. See Note 9 for information regarding the impact on the Company’s financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the full retrospective approach. Because the Company's primary source of revenues is from monthly membership fees which are recognized ratably over each monthly membership period, the Company does not expect the impact on its consolidated financial statements to be material.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-08 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented and early adoption is permitted. The Company will adopt ASU 2016-18 in the first quarter of 2018 and does not expect the impact on its consolidated financial statements to be material.

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

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands, except per share data)
Basic earnings per share:
Net income	$178,222	$27,658
Shares used in computation:
Weighted-average common shares outstanding	430,600	428,117
Basic earnings per share	$0.41	$0.06

Diluted earnings per share:
Net income	$178,222	$27,658
Shares used in computation:
Weighted-average common shares outstanding	430,600	428,117
Employee stock options	14,858	9,876
Weighted-average number of shares	445,458	437,993
Diluted earnings per share	$0.40	$0.06

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Employee stock options	237	1,337

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

	As of March 31, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
	(in thousands)
Cash	$1,073,756	$—	$—	$1,073,756	$1,070,361	$—	$3,395
Level 1 securities:
Money market funds	8,730		—	8,730	7,463	—	1,267
Level 2 securities:
Corporate debt securities	204,507	177	(592)	204,092	—	204,092	—
Government securities	35,925	—	(142)	35,783	—	35,783	—
Certificates of deposit/commercial paper	2,180	—	—	2,180		2,180
Agency securities	21,566	—	(216)	21,350	—	21,350	—
Total	$1,346,664	$177	$(950)	$1,345,891	$1,077,824	$263,405	$4,662

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
	(in thousands)
Cash	$1,267,523	$—	$—	$1,267,523	$1,264,126	$—	$3,397
Level 1 securities:
Money market funds	204,967	—		204,967	203,450	—	1,517
Level 2 securities:
Corporate debt securities	199,843	110	(731)	199,222	—	199,222	—
Government securities	35,944	—	(128)	35,816	—	35,816	—
Certificates of deposit	9,833	—	—	9,833		9,833
Agency securities	21,563		(228)	21,335	—	21,335	—
Total	$1,739,673	$110	$(1,087)	$1,738,696	$1,467,576	$266,206	$4,914

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
Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at March 31, 2017 or December 31, 2016, respectively. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three months ended March 31, 2017 and 2016, respectively. In addition, there were no material gross realized gains or losses in the three months ended March 31, 2017 and 2016, respectively.
The estimated fair value of short-term investments by contractual maturity as of March 31, 2017 is as follows:

(in thousands)
Due within one year	$37,228
Due after one year and through five years	226,177
Total short-term investments	$263,405

4. Balance Sheet Components
Content Assets
Content assets consisted of the following:

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
Licensed content, net	$10,330,305	$9,595,315

Produced content, net
Released, less amortization	473,054	335,400
In production	1,146,982	1,010,463
In development	82,980	34,215
	1,703,016	1,380,078
DVD, net	22,406	25,415
Total	$12,055,727	$11,000,808

Current content assets, net	$4,026,615	$3,726,307
Non-current content assets, net	$8,029,112	$7,274,501
Produced content is included in "Non-current content assets, net" on the Consolidated Balance Sheets. Certain original content is licensed and therefore not included in produced content. Of the produced content that has been released, approximately 28% and 79% is expected to be amortized over the next twelve and thirty-six months, respectively, and over 80% is expected to be amortized over the next forty-eight months. The amount of accrued participations and residuals to be paid during the next twelve months is not material.
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	March 31, 2017	December 31, 2016	Estimated Useful Lives
	(in thousands)
Information technology assets	$204,331	$185,345	3 years
Furniture and fixtures	41,899	32,185	3 years
Buildings	40,681	40,681	30 years
Leasehold improvements	198,386	107,945	Over life of lease
DVD operations equipment	70,151	70,152	5 years
Capital work-in-progress	11,235	108,296
Property and equipment, gross	566,683	544,604
Less: Accumulated depreciation	(291,600)	(294,209)
Property and equipment, net	$275,083	$250,395

The decrease in capital work-in-progress is primarily due to leasehold improvements for the Company's expanded Los Gatos, California headquarters and the Company's new Los Angeles, California facility, both of which were placed into operation in the first quarter of 2017.

5. Long-term Debt

As of March 31, 2017, the Company had aggregate outstanding long-term debt of $3,365.4 million, net of $34.6 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
The following table provides a summary of the Company's Notes and the fair values based on quoted market prices in less active markets as of March 31, 2017 and December 31, 2016:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Payment Dates	March 31, 2017	December 31, 2016
	(in millions)				(in millions)
4.375% Senior Notes	$1,000	October 2016	2026	May 15 and November 15	$986	$975
5.50% Senior Notes	700	February 2015	2022	April 15 and October 15	745	758
5.875% Senior Notes	800	February 2015	2025	April 15 and October 15	860	868
5.750% Senior Notes	400	February 2014	2024	March 1 and September 1	429	431
5.375% Senior Notes	500	February 2013	2021	February 1 and August 1	535	539
	$3,400

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of March 31, 2017 and December 31, 2016, the Company was in compliance with all related covenants.

6. Commitments and Contingencies

Streaming Content
As of March 31, 2017, the Company had $15.3 billion of obligations comprised of $3.9 billion included in "Current content liabilities" and $3.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $8.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2016, the Company had $14.5 billion of obligations comprised of $3.6 billion included in "Current content liabilities" and $2.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $8.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
Less than one year	$6,599,754	$6,200,611
Due after one year and through three years	6,939,847	6,731,336
Due after three years and through five years	1,562,941	1,386,934
Due after five years	187,592	160,606
Total streaming content obligations	$15,290,134	$14,479,487

Content obligations include amounts related to the acquisition, licensing and production of streaming content. Obligations that are in non-U.S. dollar currencies are translated to the U.S. dollar at period end rates. An obligation for the production of content includes non-cancelable commitments under creative talent and employment agreements. An obligation for the acquisition and licensing of content is incurred at the time the Company enters into an agreement to obtain future titles. Once a title becomes available, a content liability is recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. Traditional film output deals, like the U.S. output deal with Disney, or certain TV series license agreements where the number of seasons to be aired is unknown, are examples of such license agreements. The Company does not include any estimated obligation for these future titles beyond the known minimum amount. However, the unknown obligations are expected to be significant.
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

7. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of March 31, 2017, 12.6 million shares were reserved for future grants under the 2011 Stock Plan.

A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2016	13,289,953	22,437,347	$44.83
Granted	(719,874)	719,874	136.82
Exercised	—	(939,217)	26.69
Expired	—	(1,561)	$3.25
Balances as of March 31, 2017	12,570,079	22,216,443	$48.58	6.1	$2,204,541
Vested and exercisable as of March 31, 2017		22,216,443	$48.58	6.1	$2,204,541

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the first quarter of 2017. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Total intrinsic value of options exercised	$107,097	$31,457
Cash received from options exercised	$24,178	$3,536
Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended
	March 31, 2017	March 31, 2016
Dividend yield	—%	—%
Expected volatility	37%	50%
Risk-free interest rate	2.45%	2.04%
Suboptimal exercise factor	2.48	2.48
Weighted-average fair value (per share)	$62.36	$50.76
Total stock-based compensation expense (in thousands)	$44,888	$42,422
Total income tax impact on provision (in thousands)	$14,701	$15,963

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

8. Accumulated Other Comprehensive Loss

The following table summarizes the changes in the accumulated balance of other comprehensive income (loss), net of tax, for the three months ended March 31, 2017:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of December 31, 2016	$(47,966)	$(599)	$(48,565)
Other comprehensive income before reclassifications	2,579	127	2,706
Net decrease in other comprehensive loss	2,579	127	2,706
Balance as of March 31, 2017	$(45,387)	$(472)	$(45,859)
The amounts reclassified from accumulated other comprehensive loss were immaterial for the three months ended March 31, 2017.

9. Income Taxes
The effective tax rates for the three months ended March 31, 2017 and 2016 were 20% and 31%, respectively. The effective tax rate for the three months ended March 31, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09 and Federal and California research and development ("R&D") credits offset by state taxes, foreign taxes and non-deductible expenses. The effective tax rate for the three months ended March 31, 2016 differed from the Federal statutory rate primarily due to Federal and California R&D credits partially offset by state taxes, foreign taxes and non-deductible expenses. The decrease in effective tax rate for the three months ended March 31, 2017 as compared to the same period in 2016 was due primarily to the recognition of excess tax benefits attributable to the adoption of ASU 2016-09 in the first quarter of 2017.
Gross unrecognized tax benefits were $30.7 million and $19.7 million as of March 31, 2017 and December 31, 2016, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $27.3 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of March 31, 2017, the Company had identified gross unrecognized tax benefits of $30.7 million, of which $12.8 million was classified as “Other non-current liabilities” and $17.9 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for income taxes” were not material in any of the periods presented.
Deferred tax assets include $297.6 million and $227.2 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of March 31, 2017, the Company has a valuation allowance of $23.5 million primarily due to foreign tax credit carryovers. As of December 31, 2016, it was considered more likely than not that substantially all deferred tax assets would be realized.
As a result of the adoption of ASU 2016-09 in the first quarter of 2017, the Company recorded a cumulative effect adjustment to increase retained earnings by $43.6 million with a corresponding increase to deferred tax assets for the Federal and state net operating losses attributable to excess tax benefits from stock-based compensation which had not been previously recognized. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company’s Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in the Company’s effective tax rate. For the three months ended March 31, 2017, the Company recognized a discrete tax benefit of $36.0 million related to the excess tax benefits.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for 2014 and 2015. The 2008 through 2015 state tax returns are subject to examination by state tax authorities. The Company has no significant foreign jurisdiction audits underway. The years 2011 through 2016 remain subject to examination by foreign tax authorities. Given the potential outcome of the current examinations as well as the impact of the current examinations on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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
The vast majority of the cost of revenues relate to content expenses, which include the amortization of streaming content assets and other costs associated with the licensing and acquisition of streaming content. In connection with the Company's global expansion, content acquired, licensed, and produced increasingly includes global rights. The Company allocates this content between the International and Domestic streaming segments based on estimated fair market value. Content expenses for each streaming segment thus include both expenses directly incurred by the segment as well as an allocation of expenses incurred for global rights. Other costs of revenues such as delivery costs are primarily attributed to the operating segment based on amounts directly incurred by the segment. Marketing expenses consist primarily of advertising expenses and payments made to marketing partners, including consumer electronics ("CE") manufacturers, multichannel video programming distributors ("MVPDs"), mobile operators and internet service providers ("ISPs"), which are generally included in the segment in which the expenditures are directly incurred.
The Company's long-lived tangible assets were located as follows:

	As of
	March 31, 2017	December 31, 2016
	(in thousands)
United States	$257,091	$236,977
International	17,992	13,418
The following table represents segment information for the three months ended March 31, 2017:

	As of/Three Months Ended March 31, 2017
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	50,854	47,894	3,944	—
Revenues	$1,470,042	$1,046,199	$120,394	$2,636,635
Cost of revenues	749,488	847,317	60,219	1,657,024
Marketing	115,038	156,232	—	271,270
Contribution profit	$605,516	$42,650	$60,175	$708,341
Other operating expenses				451,399
Operating income				256,942
Other income (expense)				(33,150)
Provision for income taxes				45,570
Net income				$178,222

The following table represents segment information for the three months ended March 31, 2016:

	As of/Three Months Ended March 31, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	46,967	34,533	4,741	—
Revenues	$1,161,241	$651,748	$144,747	$1,957,736
Cost of revenues	666,546	629,899	73,095	1,369,540
Marketing	81,942	126,068	—	208,010
Contribution profit (loss)	$412,753	$(104,219)	$71,652	$380,186
Other operating expenses				330,733
Operating income				49,453
Other income (expense)				(9,574)
Provision for income taxes				12,221
Net income				$27,658
The following table represents the amortization of content assets:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Three months ended March 31,
2017	$608,748	$696,935	$18,598	$1,324,281
2016	530,739	527,782	20,441	1,078,962

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the impact of, and the Company’s response to, new accounting standards; content amortization, pricing changes, including their impact on paid memberships and average monthly revenue per paying membership; dividends; impact of foreign currency and exchange rate fluctuations; investments in marketing and content, including original content; cash use in connection with the acquisition, licensing and production of content; contribution margin and free cash flow expectations; unrecognized tax benefits; deferred tax assets; tax settlements; accessing and obtaining additional capital; accounting treatment for changes related to content assets; and future contractual obligations, including unknown streaming content obligations. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on January 27, 2017, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading internet television network with over 98 million streaming members in over 190 countries enjoying more than 125 million hours of TV shows and movies per day, including original series, documentaries and feature films. Members can watch as much as they want, anytime, anywhere, on nearly any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
We are a pioneer in the internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for internet-connected screens and have added increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their internet-connected screens. As a result of these efforts, we have experienced growing consumer acceptance of, and interest in, the delivery of TV shows and movies directly over the internet. Historically, the first and fourth quarters (October through March) represent our greatest membership growth across our Domestic and International streaming segments. Our membership growth may be impacted by the release of certain high-profile original content. Internationally, we expect each market to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	March 31, 2017	March 31, 2016	Q1'17 vs. Q1'16
	(in thousands, except revenue per membership and percentages)
Global streaming memberships at end of period	98,748	81,500	21%
Global streaming average monthly revenue per paying membership	$9.14	$8.14	12%
Revenues	2,636,635	1,957,736	35%
Global operating income	256,942	49,453	420%
Global operating margin	9.7%	2.5%	288%
Net income	178,222	27,658	544%

Consolidated revenues for the three months ended March 31, 2017 increased $678.9 million as compared to the three months ended March 31, 2016 due to growth in the average number of paid streaming memberships globally, the majority of which was growth in our international memberships reflecting our expansion and focus on Netflix as a global internet TV network. In addition, the average monthly revenue per paying streaming membership increased due to price changes and plan mix. The increase in operating income and net income for the three months ended March 31, 2017 as compared to the same period in 2016 was due primarily to increased revenues partially offset by increased content expenses as we continue to acquire, license and produce content, including more Netflix originals, as well as increased headcount costs to support continued improvements in our streaming service and our international expansion.
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

•
For the Domestic and International streaming segments, content expenses, which include the amortization of the streaming content assets and other expenses associated with the licensing and acquisition of streaming content, represent the vast majority of cost of revenues. Streaming content rights were generally obtained for our current geographic regions. As we expanded internationally, we obtained additional rights for new geographies. With our global expansion, we now aspire to obtain global rights for our content. We allocate this content between the Domestic and International streaming segments based on estimated fair market value. Other cost of revenues such as streaming delivery expenses, customer service and payment processing fees, including those we pay to our integrated payment partners, tend to be lower as a percentage of total cost of revenues. We have built our own global content delivery network ("Open Connect") to help us efficiently stream a high volume of content to our members over the internet. Streaming delivery expenses, therefore, include equipment costs related to Open Connect and all third-party costs, such as cloud computing costs, associated with delivering streaming content over the internet. Cost of revenues in the Domestic DVD segment consist primarily of delivery expenses, content expenses, including amortization of DVD content assets and revenue sharing expenses, and other expenses associated with our DVD processing and customer service centers. Delivery expenses for the Domestic DVD segment consist of the postage costs to mail DVDs to and from our members and the packaging and label costs for the mailers.

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and payments made to our marketing partners, including CE manufacturers, MVPDs, mobile operators and ISPs. Advertising expenses include promotional activities such as digital and television advertising. Payments to our partners include revenue sharing payments. Marketing expenses are incurred by our Domestic and International streaming segments given our focus on building consumer awareness of the streaming offerings, and in particular our original content. Marketing expenses incurred by our International streaming segment have been significant and fluctuate dependent upon the number of international territories in which our streaming service is offered and the timing of the launch of new territories.

•
We have demonstrated our ability to grow domestic streaming contribution margin as evidenced by the increase in contribution margin from 17% in 2012 to 41% in the first quarter of 2017. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment.

Domestic Streaming Segment
Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

	As of/ Three Months Ended		Change
	March 31, 2017	March 31, 2016	Q1'17 vs. Q1'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	1,423	2,229	(806)	(36)%
Memberships at end of period	50,854	46,967	3,887	8%
Paid memberships at end of period	49,375	45,714	3,661	8%
Average monthly revenue per paying membership	$10.07	$8.69	$1.38	16%

Contribution profit:
Revenues	$1,470,042	$1,161,241	$308,801	27%
Cost of revenues	749,488	666,546	82,942	12%
Marketing	115,038	81,942	33,096	40%
Contribution profit	605,516	412,753	192,763	47%
Contribution margin	41%	36%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members in the United States. The increase in our domestic streaming revenues was primarily due to the 9% growth in the average number of paid memberships, as well as a 16% increase in the average monthly revenue per paying membership, resulting from our price changes and plan mix. In 2016, we phased out grandfathered pricing and cancellations by members whose grandfathered pricing expired were not material. Our standard plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $80.4 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming.
Domestic marketing expenses increased primarily due to increased advertising, marketing partner and public relations spending.
Our Domestic streaming segment had a contribution margin of 41% for the three months ended March 31, 2017, which increased as compared to the contribution margin of 36% for the three months ended March 31, 2016 due to growth in paid memberships and revenue which continued to outpace content spending.

International Streaming Segment
Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

	As of /Three Months Ended		Change
	March 31, 2017	March 31, 2016	Q1'17 vs. Q1'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	3,529	4,509	(980)	(22)%
Memberships at end of period	47,894	34,533	13,361	39%
Paid memberships at end of period	44,988	31,993	12,995	41%
Average monthly revenue per paying membership	$8.09	$7.31	$0.78	11%

Contribution profit (loss):
Revenues	$1,046,199	$651,748	$394,451	61%
Cost of revenues	847,317	629,899	217,418	35%
Marketing	156,232	126,068	30,164	24%
Contribution profit (loss)	42,650	(104,219)	146,869	141%
Contribution margin	4%	(16)%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members outside the United States. We launched our streaming service in Canada in September 2010 and have expanded our services internationally as shown below.

The increase in our international revenues was due to the 45% growth in the average number of paid international memberships, in addition to an 11% increase in the average monthly revenue per paying membership. The increase in the average monthly revenue per paying membership was due to price changes and plan mix offset partially by unfavorable fluctuations in foreign exchange rates. We estimate that international revenues in the first quarter of 2017 would have been approximately $11.8 million higher if foreign exchange rates had remained consistent with the foreign exchange rates from the first quarter of 2016. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations. Average paid international streaming memberships accounted for 47% of global average paid streaming memberships for the three months ended March 31, 2017, as compared to 40% of global average paid streaming memberships for the same period in 2016.
The increase in international cost of revenues was primarily due to a $187.1 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $30.3 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses increased mainly due to increased advertising and increased payments to our partners.

International contribution margins increased to a $42.7 million contribution profit from a $104.2 million contribution loss for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 as profit growth in our more mature markets offset investments in newer markets. We intend to continue to invest internationally and project a small loss for the second quarter of 2017.

Domestic DVD Segment
Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

	As of/ Three Months Ended		Change
	March 31, 2017	March 31, 2016	Q1'17 vs. Q1'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(170)	(163)	(7)	(4)%
Memberships at end of period	3,944	4,741	(797)	(17)%
Paid memberships at end of period	3,867	4,647	(780)	(17)%
Average monthly revenue per paying membership	$10.16	$10.23	$(0.07)	(1)%

Contribution profit:
Revenues	$120,394	$144,747	$(24,353)	(17)%
Cost of revenues	60,219	73,095	(12,876)	(18)%
Contribution profit	60,175	71,652	(11,477)	(16)%
Contribution margin	50%	50%

In the Domestic DVD segment, we derive revenues from our DVD-by-mail membership services. The price per plan for DVD-by-mail varies from $4.99 to $14.99 per month according to the plan chosen by the member. DVD-by-mail plans differ by the number of DVDs that a member may have out at any given point. Members electing access to high definition Blu-ray discs, in addition to standard definition DVDs, pay a surcharge ranging from $2 to $3 per month for our most popular plans.
Our Domestic DVD segment contribution margin was flat for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, as the decrease in DVD revenues driven by the decline in the average number of paid memberships was offset by a decrease in Domestic DVD cost of revenues resulting from lower content expenses and delivery expenses due to the decline in the number of DVD memberships and reduced usage by those members.

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
Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

	Three Months Ended		Change
	March 31, 2017	March 31, 2016	Q1'17 vs. Q1'16
	(in thousands, except percentages)
Technology and development	$257,108	$203,508	$53,600	26%
As a percentage of revenues	10%	10%

The increase in technology and development expenses was primarily due to a $37.6 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and a 5% growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third party expenses, including costs associated with cloud computing, increased $8.9 million.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses.
Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

	Three Months Ended		Change
	March 31, 2017	March 31, 2016	Q1'17 vs. Q1'16
	(in thousands, except percentages)
General and administrative	$194,291	$127,225	$67,066	53%
As a percentage of revenues	7%	6%

General and administrative expenses increased primarily due to a $45.7 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 57% increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees. In addition, facilities-related costs increased $14.4 million, primarily driven by costs for our expanded Los Gatos, California headquarters and new Los Angeles, California facility, both of which were placed into operation in the first quarter of 2017.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.
Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

	Three Months Ended		Change
	March 31, 2017	March 31, 2016	Q1'17 vs. Q1'16
	(in thousands, except percentages)
Interest expense	$(46,742)	$(35,537)	$(11,205)	(32)%
As a percentage of revenues	(2)%	(2)%
Interest expense primarily consisted of interest on our Notes of $44.8 million for the three months ended March 31, 2017. The increase in interest expense for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 was primarily due to the higher average aggregate principal of interest bearing notes outstanding in the first quarter of 2017.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.
Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

	Three Months Ended		Change
	March 31, 2017	March 31, 2016	Q1'17 vs. Q1'16
	(in thousands, except percentages)
Interest and other income (expense)	$13,592	$25,963	$(12,371)	(48)%
As a percentage of revenues	0.5%	1.3%
Interest and other income (expense) decreased for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016 due to an $11.3 million foreign exchange gain for the three months ended March 31, 2017, as compared to a $24.1 million foreign exchange gain for the three months ended March 31, 2016. The foreign exchange gain was primarily driven by the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities.

Provision for Income Taxes
The effective tax rates for the three months ended March 31, 2017 and 2016 were 20% and 31%, respectively. The effective tax rate for the three months ended March 31, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits attributable to the adoption of ASU 2016-09, and Federal and California research and development ("R&D") credits offset by state taxes, foreign taxes and non-deductible expenses. The effective tax rate for the three months ended March 31, 2016, differed from the Federal statutory rate primarily due to the Federal and California R&D credits partially offset by state taxes, foreign taxes and non-deductible expenses. The decrease in our effective tax rate for the three months ended March 31, 2017, as compared to the same period in 2016 was attributable primarily to recognition of the excess tax benefits attributable to the adoption of ASU 2016-09 in the first quarter of 2017.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments decreased $392.6 million from $1,733.8 million as of December 31, 2016 to $1,341.2 million as of March 31, 2017. The decrease in cash, cash equivalents and short-term investments in the three months ended March 31, 2017 was primarily due to cash used in operations.
Our primary uses of cash include the acquisition, licensing and production of content, streaming delivery, marketing programs and personnel-related costs. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. We expect to significantly increase our investments in global streaming content, particularly in original content, which will impact our liquidity and result in future negative free cash flows for many years. We currently anticipate that cash flows from operations, together with available funds and access to financing sources, will continue to be sufficient to meet our cash needs for at least the next twelve months.
Long-term debt, net of debt issuance costs, was $3,365.4 million and $3,364.3 million as of March 31, 2017, and December 31, 2016, respectively. See Note 5 to the consolidated financial statements for additional information. We may obtain additional long-term debt, including in the second quarter of 2017. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
As of March 31, 2017, cash and cash equivalents held by our foreign subsidiaries amounted to $385.6 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the portion associated with undistributed earnings for certain foreign subsidiaries.
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
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expense, non-cash stock-based compensation expense and other working capital differences. The excess content payments over expense is variable based on the payment terms of our content agreements and is expected to increase as we enter into more agreements with upfront cash payments, such as licensing and production of original content. In the first quarter of 2017, the ratio of content payments over content expense was 1.5. Working capital differences include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly and deferred revenue is a source of cash flow.

Three months ended March 31, 2017 as compared to the three months ended March 31, 2016

	Three Months Ended
	March 31, 2017	March 31, 2016
	(in thousands)
Net cash used in operating activities	$(343,856)	$(228,590)
Net cash (used in) provided by investing activities	(75,590)	4,263
Net cash provided by financing activities	24,239	14,907

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(343,856)	(228,590)
Acquisition of DVD content assets	(25,372)	(23,207)
Purchases of property and equipment	(52,523)	(8,425)
Change in other assets	(769)	(356)
Non-GAAP free cash flow	$(422,520)	$(260,578)

Cash used in operating activities increased $115.3 million to $343.9 million for the three months ended March 31, 2017, compared to the same period of 2016. The significant net cash used in operations is due primarily to the increase in investments in streaming content that requires more upfront payments. The payments for streaming content assets increased $571.5 million or 41%. In addition, we had increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $678.9 million or 35% increase in revenues.
Cash provided by investing activities decreased $79.9 million, primarily due to a decrease in the proceeds from maturities of short-term investments of $33.2 million, net of purchases, coupled with an increase in the purchases of property and equipment of $44.1 million, primarily related to the expansion of our Los Gatos, California headquarters and our new Los Angeles, California facility.
Cash provided by financing activities increased $9.3 million in the quarter ended March 31, 2017, primarily due to an increase in cash received from the issuance of common stock, partially offset by a decrease in the excess tax benefits from stock-based compensation due to the adoption of ASU 2016-09 in the first quarter of 2017.
Free cash flow was $600.7 million lower than net income for the three months ended March 31, 2017 primarily due to $676.7 million of cash payments for streaming content assets over streaming amortization expense, partially offset by $44.9 million of non-cash stock-based compensation expense and $31.1 million favorable other working capital differences.
Free cash flow was $288.2 million lower than net income for the three months ended March 31, 2016, primarily due to $352.4 million of cash payments for streaming content assets over streaming amortization expense partially offset by $42.4 million of non-cash stock-based compensation expense and $21.8 million favorable other working capital differences.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of March 31, 2017. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of March 31, 2017:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$15,290,134	$6,599,754	$6,939,847	$1,562,941	$187,592
Debt (2)	4,705,431	181,556	358,250	1,544,208	2,621,417
Lease obligations (3)	659,678	69,670	148,842	130,637	310,529
Other purchase obligations (4)	428,868	201,994	148,035	39,391	39,448
Total	$21,084,111	$7,052,974	$7,594,974	$3,277,177	$3,158,986

(1)
As of March 31, 2017, streaming content obligations were comprised of $3.9 billion included in "Current content liabilities" and $3.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $8.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

Streaming content obligations increased $0.8 billion from $14.5 billion as of December 31, 2016 to $15.3 billion as of March 31, 2017, primarily due to multi-year commitments associated with the continued expansion of our exclusive and original programming.
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

(3)
Lease obligations include lease financing obligations of $17.9 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $488.0 million for our expanded headquarters in Los Gatos, California, and our new office space in Los Angeles, California and other commitments of $153.8 million for facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2028.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of March 31, 2017, we had gross unrecognized tax benefits of $30.7 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the consolidated balance sheets.  At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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
Critical Accounting Policies and Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. The Securities and Exchange Commission ("SEC") has defined a company’s critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and results of operations, and which require a company to make its most difficult and subjective judgments. Based on this definition, we have identified the critical accounting policies and judgments addressed below. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates.

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
For productions, we capitalize costs associated with the production, including development cost, direct costs and production overhead. We include these amounts in "Non-current content assets, net" on the Consolidated Balance Sheets. Participations and residuals are expensed in line with the amortization of production costs.
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

Income Taxes
We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. As of March 31, 2017, there was a valuation allowance of $23.5 million primarily related to foreign tax credit carryovers. There was no valuation allowance as of March 31, 2016.
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At March 31, 2017, our estimated gross unrecognized tax benefits were $30.7 million of which $27.3 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

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

•
Expected Volatility: The Company calculates expected volatility based solely on implied volatility. We believe that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, given consistently high trade volumes of the options, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. An increase/decrease of 10% in our computation of expected volatility would increase/decrease the total stock-based compensation expense by approximately $4.5 million for the three months ended March 31, 2017.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical and estimated option exercise behavior. An increase/decrease in the suboptimal exercise factor of 10% would increase/decrease the total stock-based compensation expense by approximately $1.3 million for the three months ended March 31, 2017.

Recent Accounting Pronouncements

The information set forth under Note 1 to the consolidated financial statements under the caption “Basis of Presentation and Summary of Significant Accounting Policies” is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2016. Our exposure to market risk has not changed significantly since December 31, 2016.
Foreign Currency Risk
International revenues and cost of revenues account for 40% and 51%, respectively, of consolidated amounts for the three months ended March 31, 2017. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. In the three months ended March 31, 2017, we believe our international revenues would have been approximately $11.8 million higher had foreign currency exchange rates remained consistent with those in same period of 2016.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the three months ended March 31, 2017, we recognized a $11.3 million foreign exchange gain which resulted primarily by the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities.
In addition, the effect of exchange rate changes on cash and cash equivalents in the three months ended March 31, 2017 was $5.4 million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 6 in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6.	Exhibits
(a) Exhibits:

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.
Dated:	April 19, 2017	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated:	April 19, 2017	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.7	First Supplemental Indenture, dated as of September 24, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 filed with the SEC on April 19, 2017, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2017 and 2016 (iii) Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016 and (v) the Notes to the Consolidated Financial Statements.
X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.