Form 10-Q
period 2017-06-30
NETFLIX INC
filed 2017-07-19
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, there were 431,749,744 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Revenues	$2,785,464	$2,105,204	$5,422,099	$4,062,940
Cost of revenues	1,902,308	1,473,098	3,559,332	2,842,638
Marketing	274,323	216,029	545,593	424,039
Technology and development	267,083	207,300	524,191	410,808
General and administrative	213,943	138,407	408,234	265,632
Operating income	127,807	70,370	384,749	119,823
Other income (expense):
Interest expense	(55,482)	(35,455)	(102,224)	(70,992)
Interest and other income (expense)	(58,363)	16,317	(44,771)	42,280
Income before income taxes	13,962	51,232	237,754	91,111
Provision for (benefit from) income taxes	(51,638)	10,477	(6,068)	22,698
Net income	$65,600	$40,755	$243,822	$68,413
Earnings per share:
Basic	$0.15	$0.10	$0.57	$0.16
Diluted	$0.15	$0.09	$0.55	$0.16
Weighted-average common shares outstanding:
Basic	431,396	428,483	431,000	428,300
Diluted	446,262	438,154	445,862	438,073

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net income	$65,600	$40,755	$243,822	$68,413
Other comprehensive income (loss):
Foreign currency translation adjustments	14,347	(4,446)	16,926	3,096
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $89, $388, $166, and $1,222, respectively	144	636	271	2,001
Total other comprehensive income (loss)	14,491	(3,810)	17,197	5,097
Comprehensive income	$80,091	$36,945	$261,019	$73,510

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Cash flows from operating activities:
Net income	$65,600	$40,755	$243,822	$68,413
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(2,664,421)	(1,791,766)	(5,013,087)	(4,108,365)
Increase in streaming content liabilities	514,890	238,517	881,147	1,144,240
Amortization of streaming content assets	1,550,794	1,175,361	2,856,477	2,233,882
Amortization of DVD content assets	16,511	20,021	35,109	40,462
Depreciation and amortization of property, equipment and intangibles	18,551	14,131	33,600	28,929
Stock-based compensation expense	44,028	44,112	88,916	86,534
Excess tax benefits from stock-based compensation	—	(13,323)	—	(24,639)
Other non-cash items	11,519	9,040	33,185	21,797
Foreign currency remeasurement loss on long-term debt	64,220	—	64,220	—
Deferred taxes	(20,702)	(17,876)	(47,466)	(34,479)
Changes in operating assets and liabilities:
Other current assets	(80,199)	24,091	(105,601)	38,399
Accounts payable	(12,439)	8,795	(23,439)	(11,103)
Accrued expenses	(48,042)	2,099	45,500	43,331
Deferred revenue	46,609	22,753	61,830	50,255
Other non-current assets and liabilities	(41,447)	(3,003)	(32,597)	(32,539)
Net cash used in operating activities	(534,528)	(226,293)	(878,384)	(454,883)
Cash flows from investing activities:
Acquisition of DVD content assets	(7,624)	(17,924)	(32,996)	(41,131)
Purchases of property and equipment	(65,231)	(10,814)	(117,754)	(19,239)
Change in other assets	(1,064)	907	(1,833)	551
Purchases of short-term investments	(14,246)	(18,492)	(72,020)	(53,454)
Proceeds from sale of short-term investments	14,128	18,752	69,876	26,940
Proceeds from maturities of short-term investments	17,605	24,675	22,705	87,700
Net cash (used in) provided by investing activities	(56,432)	(2,896)	(132,022)	1,367
Cash flows from financing activities:
Proceeds from issuance of debt	1,420,510	—	1,420,510	—
Debt issuance costs	(15,013)	—	(15,013)	—
Proceeds from issuance of common stock	14,826	4,232	39,004	7,768
Excess tax benefits from stock-based compensation	—	13,323	—	24,639
Other financing activities	63	57	124	112
Net cash provided by financing activities	1,420,386	17,612	1,444,625	32,519
Effect of exchange rate changes on cash and cash equivalents	11,527	(2,742)	16,982	2,592
Net change in cash and cash equivalents	840,953	(214,319)	451,201	(418,405)
Cash and cash equivalents, beginning of period	1,077,824	1,605,244	1,467,576	1,809,330
Cash and cash equivalents, end of period	$1,918,777	$1,390,925	$1,918,777	$1,390,925
Supplemental disclosure:
Change in investing activities included in liabilities	$(3,493)	$(1,254)	$(20,165)	$(1,757)
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,918,777	$1,467,576
Short-term investments	246,125	266,206
Current content assets, net	4,149,111	3,726,307
Other current assets	386,772	260,202
Total current assets	6,700,785	5,720,291
Non-current content assets, net	9,078,474	7,274,501
Property and equipment, net	309,831	250,395
Other non-current assets	428,133	341,423
Total assets	$16,517,223	$13,586,610
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,095,374	$3,632,711
Accounts payable	273,398	312,842
Accrued expenses	248,871	197,632
Deferred revenue	505,302	443,472
Total current liabilities	5,122,945	4,586,657
Non-current content liabilities	3,356,090	2,894,654
Long-term debt	4,836,502	3,364,311
Other non-current liabilities	89,186	61,188
Total liabilities	13,404,723	10,906,810
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at June 30, 2017 and December 31, 2016; 431,749,744 and 430,054,212 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,727,858	1,599,762
Accumulated other comprehensive loss	(31,368)	(48,565)
Retained earnings	1,416,010	1,128,603
Total stockholders’ equity	3,112,500	2,679,800
Total liabilities and stockholders’ equity	$16,517,223	$13,586,610

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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and has updated its planned adoption method to the modified retrospective approach. Because the Company's primary source of revenues is from monthly membership fees which are recognized ratably over each monthly membership period, the Company does not expect the impact on its consolidated financial statements to be material.
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

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands, except per share data)
Basic earnings per share:
Net income	$65,600	$40,755	$243,822	$68,413
Shares used in computation:
Weighted-average common shares outstanding	431,396	428,483	431,000	428,300
Basic earnings per share	$0.15	$0.10	$0.57	$0.16

Diluted earnings per share:
Net income	$65,600	$40,755	$243,822	$68,413
Shares used in computation:
Weighted-average common shares outstanding	431,396	428,483	431,000	428,300
Employee stock options	14,866	9,671	14,862	9,773
Weighted-average number of shares	446,262	438,154	445,862	438,073
Diluted earnings per share	$0.15	$0.09	$0.55	$0.16

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)
Employee stock options	215	1,930	226	1,634

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

	As of June 30, 2017
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
	(in thousands)
Cash	$1,348,434	$—	$—	$1,348,434	$1,344,799	$—	$3,635
Level 1 securities:
Money market funds	275,248		—	275,248	273,978	—	1,270
Level 2 securities:
Time Deposits	300,000	—	—	300,000	300,000	—	—
Corporate debt securities	189,190	228	(392)	189,026	—	189,026	—
Government securities	35,906	—	(169)	35,737	—	35,737	—
Agency securities	21,569	—	(207)	21,362	—	21,362	—
Total	$2,170,347	$228	$(768)	$2,169,807	$1,918,777	$246,125	$4,905

	As of December 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Non-current assets (1)
	(in thousands)
Cash	$1,267,523	$—	$—	$1,267,523	$1,264,126	$—	$3,397
Level 1 securities:
Money market funds	204,967	—	—	204,967	203,450	—	1,517
Level 2 securities:
Corporate debt securities	199,843	110	(731)	199,222	—	199,222	—
Government securities	35,944	—	(128)	35,816	—	35,816	—
Certificates of deposit	9,833	—	—	9,833	—	9,833	—
Agency securities	21,563	—	(228)	21,335	—	21,335	—
Total	$1,739,673	$110	$(1,087)	$1,738,696	$1,467,576	$266,206	$4,914

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
Because the Company does not intend to sell the investments that are in an unrealized loss position and it is not likely that the Company will be required to sell any investments before recovery of their amortized cost basis, the Company does not consider those investments with an unrealized loss to be other-than-temporarily impaired at June 30, 2017 or December 31, 2016, respectively. There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the three and six months ended June 30, 2017 and 2016, respectively. In addition, there were no material gross realized gains or losses in the three and six months ended June 30, 2017 and 2016, respectively.

The estimated fair value of short-term investments by contractual maturity as of June 30, 2017 is as follows:

(in thousands)
Due within one year	$55,718
Due after one year and through five years	190,407
Total short-term investments	$246,125

4. Balance Sheet Components
Content Assets
Content assets consisted of the following:

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
Licensed content, net	$11,195,034	$9,595,315

Produced content, net
Released, less amortization	861,967	335,400
In production	1,057,283	1,010,463
In development	95,240	34,215
	2,014,490	1,380,078
DVD, net	18,061	25,415
Total	$13,227,585	$11,000,808

Current content assets, net	$4,149,111	$3,726,307
Non-current content assets, net	$9,078,474	$7,274,501
Produced content is included in "Non-current content assets, net" on the Consolidated Balance Sheets. Certain original content is licensed and therefore not included in produced content. Of the produced content that has been released, approximately 29% , 77% and over 80% of the unamortized cost is expected to be amortized over the next twelve, thirty-six and forty-eight months, respectively. The amount of accrued participations and residuals to be paid during the next twelve months is not material.
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	June 30, 2017	December 31, 2016	Estimated Useful Lives
	(in thousands)
Information technology assets	$213,447	$185,345	3 years
Furniture and fixtures	45,374	32,185	3 years
Buildings	40,681	40,681	30 years
Leasehold improvements	205,514	107,945	Over life of lease
DVD operations equipment	70,152	70,152	5 years
Corporate aircraft	29,304	—	8 years
Capital work-in-progress	11,409	108,296
Property and equipment, gross	615,881	544,604
Less: Accumulated depreciation	(306,050)	(294,209)
Property and equipment, net	$309,831	$250,395

The decrease in capital work-in-progress from December 31, 2016 is primarily due to leasehold improvements for the Company's expanded Los Gatos, California headquarters and the Company's new Los Angeles, California facility, both of which were placed into operation in the first quarter of 2017.

5. Long-term Debt

As of June 30, 2017, the Company had aggregate outstanding long-term debt of $4,836.5 million, net of $48.2 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
The following table provides a summary of the Company's Notes and the fair values based on quoted market prices in less active markets as of June 30, 2017 and December 31, 2016:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Payment Dates	June 30, 2017	December 31, 2016
	(in millions)				(in millions)
3.625% Senior Notes (1)	$1,484.7	May 2017	2027	May 15 and November 15	$1,513	$—
4.375% Senior Notes	1,000.0	October 2016	2026	May 15 and November 15	1,004	975
5.50% Senior Notes	700.0	February 2015	2022	April 15 and October 15	762	758
5.875% Senior Notes	800.0	February 2015	2025	April 15 and October 15	888	868
5.750% Senior Notes	400.0	February 2014	2024	March 1 and September 1	438	431
5.375% Senior Notes	500.0	February 2013	2021	February 1 and August 1	541	539
	$4,884.7
(1) Debt is denominated in euro with a €1,300 million aggregate principal amount and is remeasured into U.S. dollars at each balance sheet date. Total proceeds were $1,420.5 million and remeasurement loss on long-term debt was $64.2 million for the three months ending June 30, 2017.

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of June 30, 2017 and December 31, 2016, the Company was in compliance with all related covenants.

6. Commitments and Contingencies

Streaming Content
As of June 30, 2017, the Company had $15.7 billion of obligations comprised of $4.1 billion included in "Current content liabilities" and $3.4 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $8.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2016, the Company had $14.5 billion of obligations comprised of $3.6 billion included in "Current content liabilities" and $2.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $8.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
Less than one year	$6,592,517	$6,200,611
Due after one year and through three years	7,461,470	6,731,336
Due after three years and through five years	1,488,760	1,386,934
Due after five years	156,640	160,606
Total streaming content obligations	$15,699,387	$14,479,487
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

7. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of June 30, 2017, 11.9 million shares were reserved for future grants under the 2011 Stock Plan.

A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2016	13,289,953	22,437,347	$44.83
Granted	(1,374,941)	1,374,941	145.41
Exercised	—	(1,695,532)	23.11
Expired	—	(1,561)	$3.25
Balances as of June 30, 2017	11,915,012	22,115,195	$52.75	6.11	$2,141,769
Vested and exercisable as of June 30, 2017		22,115,195	$52.75	6.11	$2,141,769

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the second quarter of 2017. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
	(in thousands)
Total intrinsic value of options exercised	$101,727	$37,268	$208,824	$68,725
Cash received from options exercised	$14,826	$4,232	$39,004	$7,768
Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Dividend yield	—%	—%	—%	—%
Expected volatility	34%	45%	34% - 37%	45% - 50%
Risk-free interest rate	2.37%	1.83%	2.37%- 2.45%	1.83% - 2.04%
Suboptimal exercise factor	2.51	2.48	2.48 - 2.51	2.48
Weighted-average fair value (per share)	$67.21	$48.38	$64.67	$49.52
Total stock-based compensation expense (in thousands)	$44,028	$44,112	$88,916	$86,534
Total income tax impact on provision (in thousands)	$14,477	$16,571	$29,178	$32,534

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

8. Accumulated Other Comprehensive Loss

The following table summarizes the changes in the accumulated balance of other comprehensive income (loss), net of tax, for the three and six months ended June 30, 2017:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of March 31, 2017	$(45,387)	$(472)	$(45,859)
Other comprehensive income before reclassifications	14,347	144	14,491
Net decrease in other comprehensive loss	14,347	144	14,491
Balance as of June 30, 2017	$(31,040)	$(328)	$(31,368)

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of December 31, 2016	$(47,966)	$(599)	$(48,565)
Other comprehensive income before reclassifications	16,926	271	17,197
Net decrease in other comprehensive loss	16,926	271	17,197
Balance as of June 30, 2017	$(31,040)	$(328)	$(31,368)
The amounts reclassified from accumulated other comprehensive loss were immaterial for the three and six months ended June 30, 2017.

9. Income Taxes
The effective tax rates for the three months ended June 30, 2017 and 2016 were (370)% and 20%, respectively. The effective tax rate for the six months ended June 30, 2017 and 2016 were (3)% and 25%, respectively. The effective tax rate for the three and six months ended June 30, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09, foreign income taxed at rates lower than the U.S. statutory rate and Federal and California research and development ("R&D") credits, partially offset by state taxes and non-deductible expenses. The effective tax rate for the three and six months ended June 30, 2016 differed from the Federal statutory rate primarily due to Federal and California R&D credits partially offset by state taxes, foreign taxes and non-deductible expenses. The decrease in effective tax rate for the three and six months ended June 30, 2017 as compared to the same period in 2016 was due primarily to the recognition of excess tax benefits attributable to the adoption of ASU 2016-09 and an increase in foreign income taxed at rates lower than the US statutory rate.
Gross unrecognized tax benefits were $29.3 million and $19.7 million as of June 30, 2017 and December 31, 2016, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $25.8 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of June 30, 2017, gross unrecognized tax benefits of $8.9 million was classified as “Other non-current liabilities” and $20.4 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision (benefit) for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision (benefit) for income taxes” were not material in any of the periods presented.
Deferred tax assets include $318.2 million and $227.2 million classified as “Other non-current assets” on the Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of June 30, 2017, the Company has a valuation allowance of $21.9 million primarily due to foreign tax credit carryovers. As of December 31, 2016, it was considered more likely than not that substantially all deferred tax assets would be realized.
As a result of the adoption of ASU 2016-09 in the first quarter of 2017, the Company recorded a cumulative effect adjustment to increase retained earnings by $43.6 million with a corresponding increase to deferred tax assets for the Federal and state net operating losses attributable to excess tax benefits from stock-based compensation which had not been previously recognized. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company’s Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in the Company’s effective tax rate. For the three and six months ended June 30, 2017, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $32.8 million and $68.8 million, respectively.
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
The vast majority of the cost of revenues relate to content expenses, which include the amortization of streaming content assets and other costs associated with the licensing and acquisition of streaming content. In connection with the Company's global expansion, content acquired, licensed, and produced increasingly includes global rights. The Company allocates this content between the International and Domestic streaming segments based on estimated fair market value. Content expenses for each streaming segment thus include both expenses directly incurred by the segment as well as an allocation of expenses incurred for global or multi-territory rights. Other costs of revenues such as delivery costs are primarily attributed to the operating segment based on amounts directly incurred by the segment. Marketing expenses consist primarily of advertising expenses and payments made to marketing partners, including consumer electronics ("CE") manufacturers, multichannel video programming distributors ("MVPDs"), mobile operators and internet service providers ("ISPs"), which are generally included in the segment in which the expenditures are directly incurred.
The Company's long-lived tangible assets were located as follows:

	As of
	June 30, 2017	December 31, 2016
	(in thousands)
United States	$286,897	$236,977
International	22,934	13,418

The following tables represent segment information for the three and six months ended June 30, 2017:

	As of/ Three Months Ended June 30, 2017
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	51,921	52,031	3,758	—
Revenues	$1,505,499	$1,165,228	$114,737	$2,785,464
Cost of revenues	831,962	1,017,612	52,734	1,902,308
Marketing	113,608	160,715	—	274,323
Contribution profit (loss)	$559,929	$(13,099)	$62,003	$608,833
Other operating expenses				481,026
Operating income				127,807
Other income (expense)				(113,845)
Benefit from income taxes				(51,638)
Net income				$65,600

	As of/ Six Months Ended June 30, 2017
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	51,921	52,031	3,758	—
Revenues	$2,975,541	$2,211,427	$235,131	$5,422,099
Cost of revenues	1,581,450	1,864,929	112,953	3,559,332
Marketing	228,646	316,947	—	545,593
Contribution profit	$1,165,445	$29,551	$122,178	$1,317,174
Other operating expenses				932,425
Operating income				384,749
Other income (expense)				(146,995)
Benefit from income taxes				(6,068)
Net income				$243,822

The following tables represent segment information for the three and six months ended June 30, 2016:

	As of/ Three Months Ended June 30, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	47,129	36,048	4,530	—
Revenues	$1,208,271	$758,201	$138,732	$2,105,204
Cost of revenues	707,106	698,162	67,830	1,473,098
Marketing	86,806	129,223	—	216,029
Contribution profit (loss)	$414,359	$(69,184)	$70,902	$416,077
Other operating expenses				345,707
Operating income				70,370
Other income (expense)				(19,138)
Provision for income taxes				10,477
Net income				$40,755

	As of/ Six Months Ended June 30, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	47,129	36,048	4,530	—
Revenues	$2,369,512	$1,409,949	$283,479	$4,062,940
Cost of revenues	1,373,652	1,328,061	140,925	2,842,638
Marketing	168,748	255,291	—	424,039
Contribution profit (loss)	$827,112	$(173,403)	$142,554	$796,263
Other operating expenses				676,440
Operating income				119,823
Other income (expense)				(28,712)
Provision for income taxes				22,698
Net income				$68,413

The following table represents the amortization of content assets:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Three months ended June 30,
2017	$696,688	$854,106	$16,511	$1,567,305
2016	581,390	593,971	20,021	1,195,382
Six months ended June 30,
2017	1,305,436	1,551,041	35,109	2,891,586
2016	1,112,129	1,121,753	40,462	2,274,344

(1)
A membership (also referred to as a subscription or a member) is defined as the right to receive Netflix service following sign-up and a method of payment being provided. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by the Company's internal systems, which utilize industry standard geo-location technology. The Company offers free-trial memberships to certain new and rejoining members. Total members include those who are on a free-trial as long as a method of payment has been provided. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the prepaid membership period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the impact of, and the Company’s response to, new accounting standards; content amortization; pricing changes; dividends; impact of foreign currency and exchange rate fluctuations, including on net income, revenues and average revenues per paying member; investments in global streaming, including original content; impact of content on membership growth; cash use in connection with the acquisition, licensing and production of content; liquidity and free cash flow; unrecognized tax benefits; deferred tax assets; effective tax rate; accessing and obtaining additional capital; accounting treatment for changes related to content assets; and future contractual obligations, including unknown streaming content obligations and timing of payments. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on January 27, 2017, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading internet television network with 104 million streaming members in over 190 countries enjoying more than 125 million hours of TV shows and movies per day, including original series, documentaries and feature films. Members can watch as much as they want, anytime, anywhere, on nearly any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
We are a pioneer in the internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for internet-connected screens and have added increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their internet-connected screens. As a result of these efforts, we have experienced growing consumer acceptance of, and interest in, the delivery of TV shows and movies directly over the internet. Historically, the first and fourth quarters (October through March) represent our greatest membership growth across our Domestic and International streaming segments. Our membership growth may be impacted by the release of certain high-profile original content, which may affect historical seasonal patterns. Internationally, we expect each market to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.
Our core strategy is to grow our streaming membership business globally within the parameters of our profit margin targets. We are continuously improving our members' experience by expanding our streaming content with a focus on a programming mix of content that delights our members. In addition, we are perpetually enhancing our user interface and extending our streaming service to more internet-connected screens. Our members can also download a selection of titles for offline viewing.

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	June 30, 2017	June 30, 2016	Q2'17 vs. Q2'16
	(in thousands, except revenue per membership and percentages)
Global streaming memberships at end of period	103,952	83,177	20,775	25%
Global streaming average monthly revenue per paying membership	$9.21	$8.32	$0.89	11%
Revenues	2,785,464	2,105,204	680,260	32%
Global operating income	127,807	70,370	57,437	82%
Global operating margin	4.6%	3.3%	1.3%	39%
Net income	65,600	40,755	24,845	61%

Consolidated revenues for the three months ended June 30, 2017 increased $680.3 million as compared to the three months ended June 30, 2016 due to growth in the average number of paid streaming memberships globally, the majority of which was growth in our international memberships reflecting our expansion and focus on Netflix as a global internet TV network. In addition, the average monthly revenue per paying streaming membership increased primarily due to price changes and plan mix. The increase in operating income for the three months ended June 30, 2017 as compared to the same period in 2016 was due primarily to increased revenues partially offset by increased content expenses as we continue to acquire, license and produce content, including more Netflix originals, as well as increased headcount costs to support continued improvements in our streaming service, our international expansion, and increased content production activities. The increase in net income was comprised of an increase in operating income and an increase in the tax benefit primarily due to the adoption of ASU 2016-09 in the first quarter of 2017, partially offset by an increase in interest expense primarily due to the higher principal of notes outstanding and an increase in foreign exchange losses primarily due to the remeasurement of our euro denominated senior notes.
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

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and revenue sharing payments made to our marketing partners, including CE manufacturers, MVPDs, mobile operators and ISPs. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses are incurred by our Domestic and International streaming segments given our focus on building consumer awareness of the streaming offerings, and in particular our original content. Marketing expenses incurred by our International streaming segment have been significant and fluctuate dependent upon the number of international territories in which our streaming service is offered and the timing of the launch of new territories.

•
We have demonstrated our ability to grow domestic streaming contribution margin as evidenced by the increase in contribution margin from 17% in 2012 to 37% in the second quarter of 2017. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment.

Domestic Streaming Segment
Three months ended June 30, 2017 as compared to the three months ended June 30, 2016

	As of/ Three Months Ended		Change
	June 30, 2017	June 30, 2016	Q2'17 vs. Q2'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	1,067	162	905	559%
Memberships at end of period	51,921	47,129	4,792	10%
Paid memberships at end of period	50,323	46,004	4,319	9%
Average monthly revenue per paying membership	$10.07	$8.78	$1.29	15%

Contribution profit:
Revenues	$1,505,499	$1,208,271	$297,228	25%
Cost of revenues	831,962	707,106	124,856	18%
Marketing	113,608	86,806	26,802	31%
Contribution profit	559,929	414,359	145,570	35%
Contribution margin	37%	34%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members in the United States. The increase in our domestic streaming revenues was primarily due to the 9% growth in the average number of paid memberships, as well as a 15% increase in the average monthly revenue per paying membership, resulting from our price changes and plan mix. In the second half of 2016, we phased out grandfathered pricing and cancellations by members whose grandfathered pricing expired were not material. Our standard plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $114.6 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming.
Domestic marketing expenses increased primarily due to increased advertising and public relations.
Our Domestic streaming segment had a contribution margin of 37% for the three months ended June 30, 2017, which increased as compared to the contribution margin of 34% for the three months ended June 30, 2016 due to growth in paid memberships and revenue which continued to outpace content spending.

Six months ended June 30, 2017 as compared to the six months ended June 30, 2016

	As of/ Six Months Ended		Change
	June 30, 2017	June 30, 2016	YTD'17 vs. YTD'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	2,490	2,391	99	4%
Memberships at end of period	51,921	47,129	4,792	10%
Paid memberships at end of period	50,323	46,004	4,319	9%
Average monthly revenue per paying membership	$10.07	$8.74	$1.33	15%

Contribution profit:
Revenues	$2,975,541	$2,369,512	$606,029	26%
Cost of revenues	1,581,450	1,373,652	207,798	15%
Marketing	228,646	168,748	59,898	35%
Contribution profit	1,165,445	827,112	338,333	41%
Contribution margin	39%	35%
The increase in our domestic streaming revenues was primarily due to the 9% growth in the average number of paid memberships, as well as a 15% increase in average monthly revenue per paying membership, resulting from our price changes and plan mix.

The increase in domestic streaming cost of revenues was primarily due to a $195.0 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming.
Domestic marketing expenses increased primarily due to increased advertising and public relations.
Our Domestic streaming segment had a contribution margin of 39% for the six months ended June 30, 2017, which increased as compared to the contribution margin of 35% for the six months ended June 30, 2016 due to growth in paid memberships and revenue which continued to outpace content spending.

International Streaming Segment
Three months ended June 30, 2017 as compared to the three months ended June 30, 2016

	As of/ Three Months Ended		Change
	June 30, 2017	June 30, 2016	Q2'17 vs. Q2'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	4,137	1,515	2,622	173%
Memberships at end of period	52,031	36,048	15,983	44%
Paid memberships at end of period	48,713	33,892	14,821	44%
Average monthly revenue per paying membership	$8.29	$7.67	$0.62	8%

Contribution profit (loss):
Revenues	$1,165,228	$758,201	$407,027	54%
Cost of revenues	1,017,612	698,162	319,450	46%
Marketing	160,715	129,223	31,492	24%
Contribution profit (loss)	(13,099)	(69,184)	56,085	81%
Contribution margin	(1)%	(9)%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members outside the United States. We launched our streaming service in Canada in September 2010 and have expanded our services internationally as shown below.

The increase in our international revenues was due to the 42% growth in the average number of paid international memberships, in addition to an 8% increase in the average monthly revenue per paying membership. The increase in the average monthly revenue per paying membership was due to price changes and plan mix offset partially by unfavorable fluctuations in foreign exchange rates. We estimate that international revenues in the second quarter of 2017 would have been approximately $22.6 million higher if foreign exchange rates had remained consistent with the foreign exchange rates from the second quarter of 2016. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations. Average paid international streaming memberships accounted for 48% of global average paid streaming memberships for the three months ended June 30, 2017, as compared to 42% of global average paid streaming memberships for the same period in 2016.
The increase in international cost of revenues was primarily due to a $284.3 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $35.1 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses increased mainly due to increased advertising and public relations.
International contribution loss for the three months ended June 30, 2017 was $13.1 million as compared to a contribution loss of $69.2 million for the three months ended June 30, 2016 as profit growth in our more mature markets offset investments in newer markets.

Six months ended June 30, 2017 as compared to the six months ended June 30, 2016

	As of/ Six Months Ended		Change
	June 30, 2017	June 30, 2016	YTD'17 vs. YTD'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	7,666	6,024	1,642	27%
Memberships at end of period	52,031	36,048	15,983	44%
Paid memberships at end of period	48,713	33,892	14,821	44%
Average monthly revenue per paying membership	$8.20	$7.50	$0.70	9%

Contribution profit (loss):
Revenues	$2,211,427	$1,409,949	$801,478	57%
Cost of revenues	1,864,929	1,328,061	536,868	40%
Marketing	316,947	255,291	61,656	24%
Contribution profit (loss)	29,551	(173,403)	202,954	117%
Contribution margin	1%	(12)%
The increase in our international revenues was due to the 44% growth in our average number of paid international memberships, in addition to a 9% increase in the average monthly revenue per paying membership. The increase in the average monthly revenue per paying membership was due to price changes and plan mix, partially offset by unfavorable fluctuations in foreign exchange rates. We estimate that international revenues in the six months ended June 30, 2017 would have been approximately $34.4 million higher if foreign exchange rates had remained consistent with the foreign exchange rates for the six months ended June 30, 2016.
The increase in international cost of revenues was primarily due to a $471.4 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $65.5 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base, partially offset by decreases resulting from exchange rate fluctuations.
International marketing expenses for the six months ended June 30, 2017 increased mainly due to increased advertising and public relations, as well as increased payments to our partners.
International contribution profit grew to $29.6 million as opposed to a $173.4 million loss for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 as profit growth in our more mature markets offset investments in newer markets.

Domestic DVD Segment
Three months ended June 30, 2017 as compared to the three months ended June 30, 2016

	As of/ Three Months Ended		Change
	June 30, 2017	June 30, 2016	Q2'17 vs. Q2'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(186)	(211)	(25)	(12)%
Memberships at end of period	3,758	4,530	(772)	(17)%
Paid memberships at end of period	3,692	4,435	(743)	(17)%
Average monthly revenue per paying membership	$10.12	$10.18	$(0.06)	(1)%

Contribution profit:
Revenues	$114,737	$138,732	$(23,995)	(17)%
Cost of revenues	52,734	67,830	(15,096)	(22)%
Contribution profit	62,003	70,902	(8,899)	(13)%
Contribution margin	54%	51%

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
Our Domestic DVD segment contribution margin was relatively flat for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, as the decrease in DVD revenues driven by the decline in the average number of paid memberships was offset by a decrease in Domestic DVD cost of revenues resulting from lower content expenses and delivery expenses due to the decline in the number of DVD memberships and reduced usage by those members.

Six months ended June 30, 2017 as compared to the six months ended June 30, 2016

	As of/ Six Months Ended		Change
	June 30, 2017	June 30, 2016	YTD'17 vs. YTD'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(356)	(374)	(18)	(5)%
Memberships at end of period	3,758	4,530	(772)	(17)%
Paid memberships at end of period	3,692	4,435	(743)	(17)%
Average monthly revenue per paying membership	$10.14	$10.21	$(0.07)	(1)%

Contribution profit:
Revenues	$235,131	$283,479	$(48,348)	(17)%
Cost of revenues	112,953	140,925	(27,972)	(20)%
Contribution profit	122,178	142,554	(20,376)	(14)%
Contribution margin	52%	50%
Our Domestic DVD segment contribution margin was relatively flat for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, as the decrease in DVD revenues driven by the decline in the average number of paid memberships was offset by a decrease in Domestic DVD cost of revenues resulting from lower content expenses and delivery expenses due to the decline in the number of DVD memberships and reduced usage by those members.

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
Three months ended June 30, 2017 as compared to the three months ended June 30, 2016

	Three Months Ended		Change
	June 30, 2017	June 30, 2016	Q2'17 vs. Q2'16
	(in thousands, except percentages)
Technology and development	$267,083	$207,300	$59,783	29%
As a percentage of revenues	10%	10%

The increase in technology and development expenses was primarily due to a $40.7 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and a 4% growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third party expenses, including costs associated with cloud computing, increased $13.1 million.

Six months ended June 30, 2017 as compared to the six months ended June 30, 2016

	Six Months Ended		Change
	June 30, 2017	June 30, 2016	YTD'17 vs. YTD'16
	(in thousands, except percentages)
Technology and development	$524,191	$410,808	$113,383	28%
As a percentage of revenues	10%	10%

The increase in technology and development expenses was primarily due to a $78.3 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and a 4% growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third party expenses, including costs associated with cloud computing, increased $21.9 million.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses.
Three months ended June 30, 2017 as compared to the three months ended June 30, 2016

	Three Months Ended		Change
	June 30, 2017	June 30, 2016	Q2'17 vs. Q2'16
	(in thousands, except percentages)
General and administrative	$213,943	$138,407	$75,536	55%
As a percentage of revenues	8%	7%

General and administrative expenses increased primarily due to a $51.7 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 54% increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees. In addition, facilities-related costs increased $12.0 million, primarily driven by costs for our expanded Los Gatos, California headquarters and new Los Angeles, California facility, both of which were placed into operation in the first quarter of 2017.

Six months ended June 30, 2017 as compared to the six months ended June 30, 2016

	Six Months Ended		Change
	June 30, 2017	June 30, 2016	YTD'17 vs. YTD'16
	(in thousands, except percentages)
General and administrative	$408,234	$265,632	$142,602	54%
As a percentage of revenues	8%	7%

General and administrative expenses increased primarily due to a $97.4 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 55% increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees. In addition, facilities-related costs increased $28.0 million, primarily driven by costs for our expanded Los Gatos, California headquarters and new Los Angeles, California facility, both of which were placed into operation in the first quarter of 2017. In addition, third party expenses increased $16.9 million.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.
Three months ended June 30, 2017 as compared to the three months ended June 30, 2016

	Three Months Ended		Change
	June 30, 2017	June 30, 2016	Q2'17 vs. Q2'16
	(in thousands, except percentages)
Interest expense	$(55,482)	$(35,455)	$(20,027)	(56)%
As a percentage of revenues	(2)%	(2)%

Six months ended June 30, 2017 as compared to the six months ended June 30, 2016

	Six Months Ended		Change
	June 30, 2017	June 30, 2016	YTD'17 vs. YTD'16
	(in thousands, except percentages)
Interest expense	$(102,224)	$(70,992)	$(31,232)	(44)%
As a percentage of revenues	(2)%	(2)%

Interest expense primarily consisted of interest on our Notes of $53.3 million and $98.1 million for the three and six months ended June 30, 2017. The increase in interest expense for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was primarily due to the higher average aggregate principal of interest bearing notes outstanding.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.
Three months ended June 30, 2017 as compared to the three months ended June 30, 2016

	Three Months Ended		Change
	June 30, 2017	June 30, 2016	Q2'17 vs. Q2'16
	(in thousands, except percentages)
Interest and other income (expense)	$(58,363)	$16,317	$(74,680)	(458)%
As a percentage of revenues	(2)%	1%

Six months ended June 30, 2017 as compared to the six months ended June 30, 2016

	Six Months Ended		Change
	June 30, 2017	June 30, 2016	YTD'17 vs. YTD'16
	(in thousands, except percentages)
Interest and other income (expense)	$(44,771)	$42,280	$(87,051)	(206)%
As a percentage of revenues	(1)%	1%

Interest and other income (expense) increased for the three and six months ended June 30, 2017, due to foreign exchange losses of $60.7 million and $49.4 million, respectively, compared to gains of $14.0 million and $38.2 million, respectively, for the corresponding periods in 2016. In both the three and six months ended June 30, 2017, the foreign exchange losses were primarily driven by the $64.2 million loss from the remeasurement of our €1,300.0 million Senior Notes partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities.

Provision for Income Taxes
The effective tax rates for the three months ended June 30, 2017 and 2016 were (370)% and 20%, respectively. The effective tax rate for the three months ended June 30, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits attributable to the adoption of ASU 2016-09, foreign income taxed at rates lower than the U.S. statutory rate and Federal and California research and development ("R&D") credits partially offset by state taxes and non-deductible expenses. The effective tax rate for the three months ended June 30, 2016, differed from the Federal statutory rate primarily due to the Federal and California R&D credits partially offset by state taxes, foreign taxes and non-deductible expenses. The decrease in our effective tax rate for the three months ended June 30, 2017, as compared to the same period in 2016 was due primarily to the recognition of the excess tax benefits attributable to the adoption of ASU 2016-09 and an increase in foreign income taxed at rates lower than the U.S. statutory rate.
The effective tax rates for the six months ended June 30, 2017 and 2016 were (3%) and 25%, respectively. The effective tax rates for the six months ended June 30, 2017, differed from the Federal statutory rate primarily due to the recognition of excess tax benefits attributable to the adoption of ASU 2016-09, foreign income taxed at rates lower than the U.S. statutory rate and Federal and California R&D credits, partially offset by state taxes and non-deductible expenses. The effective tax rate for the six months ended June 30, 2016, differed from the Federal statutory rate primarily due to the Federal and California research and development credits partially offset by state taxes, foreign taxes and non-deductible expenses. The decrease in our effective tax rate for the three and six months ended June 30, 2017 as compared to the same periods in 2016 was attributable primarily due to the recognition of the excess tax benefits attributable to the adoption of ASU 2016-09 and an increase in foreign income taxed at rates lower than the U.S. statutory rate.

Liquidity and Capital Resources
Cash, cash equivalents and short-term investments increased $431.1 million from $1,733.8 million as of December 31, 2016 to $2,164.9 million as of June 30, 2017. The increase in cash, cash equivalents and short-term investments in the six months ended June 30, 2017 was primarily due to the proceeds from the issuance of debt partially offset by cash used in operations.
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
In May 2017, we issued €1,300.0 million of long-term debt. Long-term debt, net of debt issuance costs, was $4,836.5 million and $3,364.3 million as of June 30, 2017, and December 31, 2016, respectively. See Note 5 to the consolidated financial statements for additional information. Our ability to obtain any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

As of June 30, 2017, cash and cash equivalents held by our foreign subsidiaries amounted to $396.8 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the portion associated with undistributed earnings for certain foreign subsidiaries.
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
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over expense, non-cash stock-based compensation expense and other working capital differences. The excess content payments over expense is variable based on the payment terms of our content agreements and is expected to increase as we enter into more agreements with upfront cash payments, such as licensing and production of original content. In the first half of 2017, the ratio of content payments over content expense was 1.4. Working capital differences include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly and deferred revenue is a source of cash flow.
Three months ended June 30, 2017 as compared to the three months ended June 30, 2016

	Three Months Ended
	June 30, 2017	June 30, 2016
	(in thousands)
Net cash used in operating activities	$(534,528)	$(226,293)
Net cash used in investing activities	(56,432)	(2,896)
Net cash provided by financing activities	1,420,386	17,612

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(534,528)	(226,293)
Acquisition of DVD content assets	(7,624)	(17,924)
Purchases of property and equipment	(65,231)	(10,814)
Change in other assets	(1,064)	907
Non-GAAP free cash flow	$(608,447)	$(254,124)

Cash used in operating activities increased $308.2 million to $534.5 million for the three months ended June 30, 2017, compared to the same period of 2016. The significant net cash used in operations is due primarily to the increase in investments in streaming content that requires more upfront payments. The payments for streaming content assets increased $596.3 million or 38%. In addition, we had increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $680.3 million or 32% increase in revenues.
Cash used in investing activities increased $53.5 million, primarily due to an increase in the purchases of property and equipment of $54.4 million, primarily due to the expansion of our Los Gatos, California headquarters and our new Los Angeles, California facility.
Cash provided by financing activities increased $1,402.8 million in the quarter ended June 30, 2017, due to the proceeds from the issuance of debt of $1,405.5 million, net of $15.0 million of issuance costs.
Free cash flow was $674.0 million lower than net income for the three months ended June 30, 2017 primarily due to $598.7 million of cash payments for streaming content assets over streaming amortization expense coupled with $119.3 million of non-favorable other working capital differences partially offset by $44.0 million of non-cash stock-based compensation expense.
Free cash flow was $294.9 million lower than net income for the three months ended June 30, 2016, primarily due to $377.9 million of cash payments for streaming content assets over streaming amortization expense partially offset by $44.1 million of non-cash stock-based compensation expense and $38.9 million favorable other working capital differences.

Six months ended June 30, 2017 as compared to the six months ended June 30, 2016

	Six Months Ended
	June 30, 2017	June 30, 2016
	(in thousands)
Net cash used in operating activities	$(878,384)	$(454,883)
Net cash (used in) provided by investing activities	(132,022)	1,367
Net cash provided by financing activities	1,444,625	32,519

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(878,384)	(454,883)
Acquisition of DVD content assets	(32,996)	(41,131)
Purchases of property and equipment	(117,754)	(19,239)
Change in other assets	(1,833)	551
Non-GAAP free cash flow	$(1,030,967)	$(514,702)

Cash used in operating activities increased $423.5 million to $878.4 million for the six months ended June 30, 2017, compared to the same period of 2016. The significant net cash used in operations is due primarily to the increase in investments in streaming content that requires more upfront payments. The payments for streaming content assets increased $1,167.8 million or 39%. In addition, we had increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $1,359.2 million or 33% increase in revenues.
Cash provided by investing activities decreased $133.4 million, primarily due to a decrease in the proceeds from the sale and maturities of short-term investments of $40.6 million, net of purchases, coupled with an increase in the purchases of property and equipment of $98.5 million, primarily related to the expansion of our Los Gatos, California headquarters and our new Los Angeles, California facility.
Cash provided by financing activities increased $1,412.1 million in the six months ended June 30, 2017, due to the proceeds from the issuance of debt of $1,405.5 million, net of $15.0 million of issuance costs.
Free cash flow was $1,274.8 million lower than net income for the six months ended June 30, 2017 primarily due to $1,275.5 million of cash payments for streaming content assets over streaming amortization expense coupled with $88.2 million non-favorable other working capital differences, partially offset by $88.9 million of non-cash stock-based compensation expenses.
Free cash flow was $583.1 million lower than net income for the six months ended June 30, 2016, primarily due to $730.2 million of cash payments for streaming content assets over streaming amortization expense partially offset by $86.5 million of non-cash stock-based compensation expense and $60.6 million favorable other working capital differences.
Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of June 30, 2017. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of June 30, 2017:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$15,699,387	$6,592,517	$7,461,470	$1,488,760	$156,640
Debt (2)	6,663,805	235,189	465,893	1,632,601	4,330,122
Lease obligations (3)	695,877	85,859	167,447	148,051	294,520
Other purchase obligations (4)	699,110	428,448	190,878	40,371	39,413
Total	$23,758,179	$7,342,013	$8,285,688	$3,309,783	$4,820,695

(1)
As of June 30, 2017, streaming content obligations were comprised of $4.1 billion included in "Current content liabilities" and $3.4 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $8.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

Streaming content obligations increased $1.2 billion from $14.5 billion as of December 31, 2016 to $15.7 billion as of June 30, 2017, primarily due to multi-year commitments associated with the continued expansion of our exclusive and original programming.
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

(3)
Lease obligations include lease financing obligations of $17.1 million related to a portion of our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $529.7 million for our expanded headquarters in Los Gatos, California, and our new office space in Los Angeles, California and other commitments of $149.1 million for facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2028.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of June 30, 2017, we had gross unrecognized tax benefits of $29.3 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the consolidated balance sheets.  At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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

Income Taxes
We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. As of June 30, 2017, there was a valuation allowance of $21.9 million primarily related to foreign tax credit carryovers. There was no valuation allowance as of June 30, 2016.
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At June 30, 2017, our estimated gross unrecognized tax benefits were $29.3 million of which $25.8 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

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

•
Expected Volatility: The Company calculates expected volatility based solely on implied volatility. We believe that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, given consistently high trade volumes of the options, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. An increase/decrease of 10% in our computation of expected volatility would increase/decrease the total stock-based compensation expense by approximately $5.4 million for the three months ended June 30, 2017.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical and estimated option exercise behavior. An increase/decrease in the suboptimal exercise factor of 10% would increase/decrease the total stock-based compensation expense by approximately $1.1 million for the three months ended June 30, 2017.

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
Foreign Currency Risk
International revenues and cost of revenues account for 41% and 52%, respectively, of consolidated amounts for the six months ended June 30, 2017. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. In the six months ended June 30, 2017, we believe our international revenues would have been approximately $34.4 million higher had foreign currency exchange rates remained consistent with those in same period of 2016.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the six months ended June 30, 2017, we recognized a $49.4 million foreign exchange loss which resulted primarily from the remeasurement of our €1,300.0 million Senior Notes and was partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities.
In addition, the effect of exchange rate changes on cash and cash equivalents in the six months ended June 30, 2017 was $17.0 million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NETFLIX, INC.
Dated:	July 19, 2017	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated:	July 19, 2017	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.8	Indenture, dated as of May 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.		001-35727	4.1	May 2, 2017

4.9	Form of Note (included in Exhibit 4.8)		001-35727	4.2	May 2, 2017

10.12	Purchase Agreement, dated as of April 26, 2017, between the Company and Morgan Stanley & Co. International plc, as representative of the Initial Purchasers listed on Schedule 1 thereto.		001-35727	10.1	April 24, 2017

10.13	Registration Rights Agreement, dated as of May 2, 2017, by and between the Company and Morgan Stanley & Co. International plc, as representative of the Initial Purchasers listed in Schedule 1 thereto.		001-35727	10.1	May 2, 2017

10.14	Executive Severance and Retention Incentive Plan, as amended and restated as of July 12, 2017					X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 filed with the SEC on July 19, 2017, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2016 (iii) Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2017 and 2016 and (v) the Notes to the Consolidated Financial Statements.
						X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.