Form 10-Q
period 2017-09-30
NETFLIX INC
filed 2017-10-18
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2017, there were 432,731,130 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Revenues	$2,984,859	$2,290,188	$8,406,958	$6,353,128
Cost of revenues	1,992,980	1,532,844	5,552,312	4,375,482
Marketing	312,490	282,043	858,083	706,082
Technology and development	255,236	216,099	779,427	626,907
General and administrative	215,526	153,166	623,760	418,798
Operating income	208,627	106,036	593,376	225,859
Other income (expense):
Interest expense	(60,688)	(35,536)	(162,912)	(106,528)
Interest and other income (expense)	(31,702)	8,627	(76,473)	50,907
Income before income taxes	116,237	79,127	353,991	170,238
Provision for (benefit from) income taxes	(13,353)	27,610	(19,421)	50,308
Net income	$129,590	$51,517	$373,412	$119,930
Earnings per share:
Basic	$0.30	$0.12	$0.87	$0.28
Diluted	$0.29	$0.12	$0.84	$0.27
Weighted-average common shares outstanding:
Basic	432,404	428,937	431,473	428,514
Diluted	447,362	438,389	446,367	438,180

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net income	$129,590	$51,517	$373,412	$119,930
Other comprehensive income (loss):
Foreign currency translation adjustments	5,678	2,357	22,604	5,453
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $212, $(412), $378, and $810, respectively	328	(676)	599	1,325
Total other comprehensive income	6,006	1,681	23,203	6,778
Comprehensive income	$135,596	$53,198	$396,615	$126,708

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Cash flows from operating activities:
Net income	$129,590	$51,517	$373,412	$119,930
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(2,315,017)	(2,442,080)	(7,328,104)	(6,550,445)
Change in streaming content liabilities	(34,587)	529,885	846,560	1,674,125
Amortization of streaming content assets	1,627,477	1,224,108	4,483,954	3,457,990
Amortization of DVD content assets	13,259	19,284	48,368	59,746
Depreciation and amortization of property, equipment and intangibles	19,238	14,410	52,838	43,339
Stock-based compensation expense	44,763	43,495	133,679	130,029
Excess tax benefits from stock-based compensation	—	(12,762)	—	(37,401)
Other non-cash items	9,896	9,682	43,081	31,479
Foreign currency remeasurement loss on long-term debt	50,830	—	115,050	—
Deferred taxes	(57,090)	14,338	(104,556)	(20,141)
Changes in operating assets and liabilities:
Other current assets	(41,399)	10,250	(147,000)	48,649
Accounts payable	34,029	27,810	10,590	16,707
Accrued expenses	74,006	28,957	119,506	72,288
Deferred revenue	32,947	30,230	94,777	80,485
Other non-current assets and liabilities	(7,549)	(11,065)	(40,146)	(43,604)
Net cash used in operating activities	(419,607)	(461,941)	(1,297,991)	(916,824)
Cash flows from investing activities:
Acquisitions of DVD content assets	(10,217)	(17,249)	(43,213)	(58,380)
Purchases of property and equipment	(33,963)	(27,366)	(151,717)	(46,605)
Change in other assets	(1,107)	125	(2,940)	676
Purchases of short-term investments	(2,799)	(128,136)	(74,819)	(181,590)
Proceeds from sale of short-term investments	250,278	171,747	320,154	198,687
Proceeds from maturities of short-term investments	—	24,855	22,705	112,555
Net cash provided by investing activities	202,192	23,976	70,170	25,343
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	1,420,510	—
Issuance costs	(312)	—	(15,325)	—
Proceeds from issuance of common stock	34,669	3,819	73,673	11,587
Excess tax benefits from stock-based compensation	—	12,762	—	37,401
Other financing activities	65	58	189	170
Net cash provided by financing activities	34,422	16,639	1,479,047	49,158
Effect of exchange rate changes on cash and cash equivalents	10,685	(441)	27,667	2,151
Net increase (decrease) in cash and cash equivalents	(172,308)	(421,767)	278,893	(840,172)
Cash and cash equivalents, beginning of period	1,918,777	1,390,925	1,467,576	1,809,330
Cash and cash equivalents, end of period	$1,746,469	$969,158	$1,746,469	$969,158
Supplemental disclosure:
Change in investing activities included in liabilities	$(6,876)	$17,243	$(27,041)	$15,486
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,746,469	$1,467,576
Short-term investments	—	266,206
Current content assets, net	4,223,387	3,726,307
Other current assets	415,492	260,202
Total current assets	6,385,348	5,720,291
Non-current content assets, net	9,739,704	7,274,501
Property and equipment, net	322,421	250,395
Other non-current assets	504,067	341,423
Total assets	$16,951,540	$13,586,610
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,142,086	$3,632,711
Accounts payable	301,443	312,842
Accrued expenses	331,723	197,632
Deferred revenue	535,425	443,472
Total current liabilities	5,310,677	4,586,657
Non-current content liabilities	3,296,504	2,894,654
Long-term debt	4,888,783	3,364,311
Other non-current liabilities	128,215	61,188
Total liabilities	13,624,179	10,906,810
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at September 30, 2017 and December 31, 2016; 432,731,130 and 430,054,212 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,807,123	1,599,762
Accumulated other comprehensive loss	(25,362)	(48,565)
Retained earnings	1,545,600	1,128,603
Total stockholders’ equity	3,327,361	2,679,800
Total liabilities and stockholders’ equity	$16,951,540	$13,586,610

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
There have been no material changes in the Company’s significant accounting policies, other than the adoption of Accounting Standards Update ("ASU") 2016-09 described below and in Note 9 and ASU 2017-01 described below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recently adopted accounting pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation - Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, ASU 2016-09 requires that the Company present excess tax benefits on the Statement of Cash Flows as an operating activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016. The Company adopted ASU 2016-09 in the first quarter of 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted. See Note 9 for information regarding the impact on the Company’s financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The standard provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. If substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single asset or a group of similar assets, the assets acquired (or disposed of) are not considered a business. ASU 2017-01 is effective for fiscal periods beginning after December 15, 2017 (including interim periods within those periods) with early adoption permitted. The Company early adopted the standard in the third quarter of 2017 on a prospective basis and the impact on its consolidated financial statements was not material.

Recently issued accounting pronouncements not yet adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). Early adoption is permitted to the original effective date for annual reporting periods beginning after December 15, 2016 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. Because the Company's primary source of revenues is from monthly membership fees which are recognized ratably over each monthly membership period, the Company does not expect the impact on its consolidated financial statements to be material.
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
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. ASU 2016-18 is effective for fiscal years beginning after December 15, 2017 (including interim periods within those periods) using a retrospective transition method to each period presented and early adoption is permitted. The Company will adopt ASU 2016-18 in the first quarter of 2018 and does not expect the impact on its consolidated financial statements to be material.

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

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands, except per share data)
Basic earnings per share:
Net income	$129,590	$51,517	$373,412	$119,930
Shares used in computation:
Weighted-average common shares outstanding	432,404	428,937	431,473	428,514
Basic earnings per share	$0.30	$0.12	$0.87	$0.28

Diluted earnings per share:
Net income	$129,590	$51,517	$373,412	$119,930
Shares used in computation:
Weighted-average common shares outstanding	432,404	428,937	431,473	428,514
Employee stock options	14,958	9,452	14,894	9,666
Weighted-average number of shares	447,362	438,389	446,367	438,180
Diluted earnings per share	$0.29	$0.12	$0.84	$0.27

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Employee stock options	187	2,559	213	1,942

3. Short-term Investments
In July 2017, the Company sold all short-term investments. As of September 30, 2017, $13.9 million and $1.3 million of money market funds, classified as Level 1 securities, were included in Cash and cash equivalents and Non-current assets, respectively, on the Company's Consolidated Balance Sheet. Additionally, $3.6 million of restricted cash is included in Non-current assets on the Company's Consolidated Balance Sheet.
The following table summarizes, by major security type, the Company’s assets at December 31, 2016 that were measured at fair value, the category using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets:

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
There were no material gross realized gains or losses in the three and nine months ended September 30, 2017 and 2016, respectively.

4. Balance Sheet Components
Content Assets
Content assets consisted of the following:

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Licensed content, net	$11,462,217	$9,595,315

Produced content, net
Released, less amortization	984,945	335,400
In production	1,338,208	1,010,463
In development and pre-production	163,393	34,215
	2,486,546	1,380,078
DVD, net	14,328	25,415
Total	$13,963,091	$11,000,808

Current content assets, net	$4,223,387	$3,726,307
Non-current content assets, net	$9,739,704	$7,274,501
Produced content is included in "Non-current content assets, net" on the Consolidated Balance Sheets. Certain original content is licensed and therefore not included in produced content. Of the produced content that has been released, approximately 29%, 79% and over 80% of the unamortized cost is expected to be amortized over the next twelve, thirty-six and forty-eight months, respectively. The amount of accrued participations and residuals is not material.
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	September 30, 2017	December 31, 2016	Estimated Useful Lives
	(in thousands)
Information technology assets	$225,988	$185,345	3 years
Furniture and fixtures	47,312	32,185	3 years
Buildings	40,681	40,681	30 years
Leasehold improvements	218,242	107,945	Over life of lease
DVD operations equipment	68,196	70,152	5 years
Corporate aircraft	29,391	—	8 years
Capital work-in-progress	14,412	108,296
Property and equipment, gross	644,222	544,604
Less: Accumulated depreciation	(321,801)	(294,209)
Property and equipment, net	$322,421	$250,395

The decrease in capital work-in-progress from December 31, 2016 is primarily due to leasehold improvements for the Company's expanded Los Gatos, California headquarters and the Company's new Los Angeles, California facility, both of which were placed into operation in the first quarter of 2017.

5. Long-term Debt

As of September 30, 2017, the Company had aggregate outstanding long-term debt of $4,888.8 million, net of $46.8 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
The following table provides a summary of the Company's Notes and the fair values based on quoted market prices in less active markets as of September 30, 2017 and December 31, 2016:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Payment Dates	September 30, 2017	December 31, 2016
	(in millions)				(in millions)
3.625% Senior Notes (1)	$1,535.6	May 2017	2027	May 15 and November 15	$1,563	$—
4.375% Senior Notes	1,000.0	October 2016	2026	May 15 and November 15	1,006	975
5.50% Senior Notes	700.0	February 2015	2022	April 15 and October 15	765	758
5.875% Senior Notes	800.0	February 2015	2025	April 15 and October 15	879	868
5.750% Senior Notes	400.0	February 2014	2024	March 1 and September 1	436	431
5.375% Senior Notes	500.0	February 2013	2021	February 1 and August 1	539	539
	$4,935.6
(1) Debt is denominated in euro with a €1,300 million aggregate principal amount and is remeasured into U.S. dollars at each balance sheet date. Total proceeds were $1,420.5 million and remeasurement loss on long-term debt was $50.8 million and $115.1 million for the three and nine months ending September 30, 2017, respectively.

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of September 30, 2017 and December 31, 2016, the Company was in compliance with all related covenants.
Revolving Credit Facility

In July 2017, the Company entered into a $500.0 million unsecured revolving credit facility (“Revolving Credit Agreement”), with an uncommitted incremental facility to increase the amount of the revolving credit facility by up to an additional $250.0 million, subject to certain terms and conditions. Revolving loans may be borrowed, repaid and reborrowed until July 27, 2022, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of September 30, 2017, no amounts have been borrowed under the Revolving Credit Agreement.

The borrowings under the Revolving Credit Agreement bear interest, at the Company’s option, of either a floating rate equal to a base rate (the “Alternate Base Rate”) or (ii) a rate equal to an adjusted London interbank offered rate (the “Adjusted LIBO Rate”), plus a margin of 0.75%. The Alternate Base Rate is defined as the greatest of (A) the rate of interest published by the Wall Street Journal, from time to time, as the prime rate, (B) the federal funds rate, plus 0.500% and (C) the Adjusted LIBO Rate for a one-month interest period, plus 1.00%. The Adjusted LIBO Rate is defined as the London interbank offered rate for deposits in U.S. dollars, for the relevant interest period, adjusted for statutory reserve requirements, but in no event shall the Adjusted LIBO Rate be less than 0.00% per annum.

The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at a rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of September 30, 2017, the Company was in compliance with all related covenants.

6. Commitments and Contingencies

Streaming Content
As of September 30, 2017, the Company had $17.0 billion of obligations comprised of $4.1 billion included in "Current content liabilities" and $3.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $9.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2016, the Company had $14.5 billion of obligations comprised of $3.6 billion included in "Current content liabilities" and $2.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $8.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
Less than one year	$6,984,360	$6,200,611
Due after one year and through three years	7,918,009	6,731,336
Due after three years and through five years	1,918,123	1,386,934
Due after five years	171,438	160,606
Total streaming content obligations	$16,991,930	$14,479,487
Content obligations include amounts related to the acquisition, licensing and production of streaming content. Obligations that are in non-U.S. dollar currencies are translated to the U.S. dollar at period end rates. An obligation for the production of content includes non-cancelable commitments under creative talent and employment agreements. An obligation for the acquisition and licensing of content is incurred at the time the Company enters into an agreement to obtain future titles. Once a title becomes available, a content liability is recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. Traditional film output deals, or certain TV series license agreements where the number of seasons to be aired is unknown, are examples of such license agreements. The Company does not include any estimated obligation for these future titles beyond the known minimum amount. However, the unknown obligations are expected to be significant.
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

7. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of September 30, 2017, 11.3 million shares were reserved for future grants under the 2011 Stock Plan.
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2016	13,289,953	22,437,347	$44.83
Granted	(1,988,266)	1,988,266	151.82
Exercised	—	(2,676,918)	27.53
Expired	—	(1,561)	3.25
Balances as of September 30, 2017	11,301,687	21,747,134	$56.74	6.04	$2,709,943
Vested and exercisable as of September 30, 2017		21,747,134	$56.74	6.04	$2,709,943

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the third quarter of 2017. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
	(in thousands)
Total intrinsic value of options exercised	$142,664	$35,443	$351,488	$104,168
Cash received from options exercised	34,669	3,819	73,673	11,587
Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Dividend yield	—%	—%	—%	—%
Expected volatility	34%	41%	34% - 37%	41% - 50%
Risk-free interest rate	2.24%	1.57%	2.24% - 2.45%	1.57% - 2.04%
Suboptimal exercise factor	2.58	2.48	2.48 - 2.58	2.48
Weighted-average fair value (per share)	$72.98	$44.68	$67.23	$47.79
Total stock-based compensation expense (in thousands)	$44,763	$43,495	$133,679	$130,029
Total income tax impact on provision (in thousands)	$14,428	$16,294	$43,606	$48,828

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

8. Accumulated Other Comprehensive Loss

The following table summarizes the changes in the accumulated balance of other comprehensive income (loss), net of tax, for the three and nine months ended September 30, 2017:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balance as of June 30, 2017	$(31,040)	$(328)	$(31,368)
Other comprehensive income before reclassifications	5,678	328	6,006
Net decrease in other comprehensive loss	5,678	328	6,006
Balances as of September 30, 2017	$(25,362)	$—	$(25,362)

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balances as of December 31, 2016	$(47,966)	$(599)	$(48,565)
Other comprehensive income before reclassifications	22,604	599	23,203
Net decrease in other comprehensive loss	22,604	599	23,203
Balances as of September 30, 2017	$(25,362)	$—	$(25,362)
The amounts reclassified from accumulated other comprehensive loss were immaterial for the three and nine months ended September 30, 2017.

9. Income Taxes
The effective tax rates for the three months ended September 30, 2017 and 2016 were (11)% and 35%, respectively. The effective tax rates for the nine months ended September 30, 2017 and 2016 were (5)% and 30%, respectively. The effective tax rates for the three and nine months ended September 30, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09 and Federal and California research and development ("R&D") credits, partially offset by state taxes, foreign taxes, and non-deductible expenses. The effective tax rates for the three and nine months ended September 30, 2016 differed from the Federal statutory rate primarily due to Federal and California R&D credits partially offset by state taxes, foreign taxes and non-deductible expenses. The decrease in effective tax rate for the three and nine months ended September 30, 2017 as compared to the same period in 2016 was due primarily to the recognition of excess tax benefits attributable to the adoption of ASU 2016-09 and an increase in foreign income taxed at rates lower than the US statutory rate.
Gross unrecognized tax benefits were $37.2 million and $19.7 million as of September 30, 2017 and December 31, 2016, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $33.3 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of September 30, 2017, gross unrecognized tax benefits of $15.8 million was classified as “Other non-current liabilities” and $21.4 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision (benefit) for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision (benefit) for income taxes” were not material in any of the periods presented.
Deferred tax assets of $374.0 million and $227.2 million were classified as “Other non-current assets” on the Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of September 30, 2017, the Company has a valuation allowance of $33.1 million primarily due to foreign tax credit carryovers. As of December 31, 2016, it was considered more likely than not that substantially all deferred tax assets would be realized.
As a result of the adoption of ASU 2016-09 in the first quarter of 2017, the Company recorded a cumulative effect adjustment to increase retained earnings by $43.6 million with a corresponding increase to deferred tax assets for the Federal and state net operating losses attributable to excess tax benefits from stock-based compensation which had not been previously recognized. All excess tax benefits and deficiencies in the current and future periods will be recognized as income tax expense in the Company’s Consolidated Statement of Operations in the reporting period in which they occur. This will result in increased volatility in the Company’s effective tax rate. For the three and nine months ended September 30, 2017, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $41.7 million and $110.5 million, respectively.
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
The vast majority of the cost of revenues relate to content expenses, which include the amortization of streaming content assets and other costs associated with the licensing and acquisition of streaming content. In connection with the Company's global expansion, content acquired, licensed, and produced increasingly includes global rights. The Company allocates this content between the International and Domestic streaming segments based on estimated fair market value. Content expenses for each streaming segment thus include both expenses directly incurred by the segment as well as an allocation of expenses incurred for global or multi-territory rights. Other costs of revenues such as delivery costs are primarily attributed to the operating segment based on amounts directly incurred by the segment. Marketing expenses consist primarily of advertising expenses and certain payments made to marketing partners, including consumer electronics ("CE") manufacturers, multichannel video programming distributors ("MVPDs"), mobile operators and internet service providers ("ISPs"), which are generally included in the segment in which the expenditures are directly incurred.
The Company's long-lived tangible assets were located as follows:

	As of
	September 30, 2017	December 31, 2016
	(in thousands)
United States	$293,733	$236,977
International	28,688	13,418
The following tables represent segment information for the three and nine months ended September 30, 2017:

	As of/ Three Months Ended September 30, 2017
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	52,772	56,476	3,569
Revenues	$1,547,210	$1,327,435	$110,214	$2,984,859
Cost of revenues	864,408	1,081,485	47,087	1,992,980
Marketing	128,901	183,589	—	312,490
Contribution profit	$553,901	$62,361	$63,127	$679,389
Other operating expenses				470,762
Operating income				208,627
Other income (expense)				(92,390)
Benefit from income taxes				(13,353)
Net income				$129,590

	As of/ Nine Months Ended September 30, 2017
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	52,772	56,476	3,569
Revenues	$4,522,751	$3,538,862	$345,345	$8,406,958
Cost of revenues	2,445,858	2,946,414	160,040	5,552,312
Marketing	357,547	500,536	—	858,083
Contribution profit	$1,719,346	$91,912	$185,305	$1,996,563
Other operating expenses				1,403,187
Operating income				593,376
Other income (expense)				(239,385)
Benefit from income taxes				(19,421)
Net income				$373,412

The following tables represent segment information for the three and nine months ended September 30, 2016:

	As of/ Three Months Ended September 30, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	47,497	39,246	4,273
Revenues	$1,304,333	$853,480	$132,375	$2,290,188
Cost of revenues	720,658	748,515	63,671	1,532,844
Marketing	108,495	173,548	—	282,043
Contribution profit (loss)	$475,180	$(68,583)	$68,704	$475,301
Other operating expenses				369,265
Operating income				106,036
Other income (expense)				(26,909)
Provision for income taxes				27,610
Net income				$51,517

	As of/ Nine Months Ended September 30, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	47,497	39,246	4,273
Revenues	$3,673,845	$2,263,429	$415,854	$6,353,128
Cost of revenues	2,094,310	2,076,576	204,596	4,375,482
Marketing	277,243	428,839	—	706,082
Contribution profit (loss)	$1,302,292	$(241,986)	$211,258	$1,271,564
Other operating expenses				1,045,705
Operating income				225,859
Other income (expense)				(55,621)
Provision for income taxes				50,308
Net income				$119,930
The following table represents the amortization of content assets:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Three months ended September 30,
2017	$727,832	$899,645	$13,259	$1,640,736
2016	597,039	627,069	19,284	1,243,392
Nine months ended September 30,
2017	2,033,268	2,450,686	48,368	4,532,322
2016	1,709,168	1,748,822	59,746	3,517,736

(1)
A membership (also referred to as a subscription) is defined as the right to receive Netflix service following sign-up and a method of payment being provided. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by the Company's internal systems, which utilize industry standard geo-location technology. The Company offers free-trial memberships to certain new and rejoining members. Total members include those who are on a free-trial as long as a method of payment has been provided. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the prepaid membership period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the impact of, and the Company’s response to, new accounting standards; content amortization; pricing changes; dividends; impact of foreign currency and exchange rate fluctuations, including on net income, revenues and average revenues per paying member; investments in global streaming, including original content; impact of content on membership growth; cash use in connection with the acquisition, licensing and production of content; liquidity and free cash flow; unrecognized tax benefits; deferred tax assets; effective tax rate; accessing and obtaining additional capital, including future debt financing; accounting treatment for changes related to content assets; and future contractual obligations, including unknown streaming content obligations and timing of payments. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2016 filed with the Securities and Exchange Commission (“SEC”) on January 27, 2017, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading internet television network with over 109 million streaming members in over 190 countries enjoying more than 125 million hours of TV shows and movies per day, including original series, documentaries and feature films. Members can watch as much as they want, anytime, anywhere, on nearly any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	September 30, 2017	September 30, 2016	Q3'17 vs. Q3'16
	(in thousands, except revenue per membership and percentages)
Global streaming memberships at end of period	109,248	86,743	22,505	26%
Global streaming average monthly revenue per paying membership	$9.44	$8.82	$0.62	7%
Revenues	2,984,859	2,290,188	694,671	30%
Global operating income	208,627	106,036	102,591	97%
Global operating margin	7.0%	4.6%	2.4%	52%
Net income	129,590	51,517	78,073	152%

Consolidated revenues for the three months ended September 30, 2017 increased $694.7 million as compared to the three months ended September 30, 2016 due to growth in the average number of paid streaming memberships globally, the majority of which was growth in our international memberships. In addition, the average monthly revenue per paying streaming membership increased primarily due to price changes and plan mix. The increase in operating income for the three months ended September 30, 2017 as compared to the same period in 2016 was due primarily to increased revenues partially offset by increased content expenses as we continue to acquire, license and produce content, including more Netflix originals, as well as increased headcount costs to support continued improvements in our streaming service, our international expansion, and increased content production activities. The increase in net income was comprised of an increase in operating income and an increase in the tax benefit primarily due to the adoption of ASU 2016-09 in the first quarter of 2017, partially offset by an increase in interest expense primarily due to the higher principal of notes outstanding and an increase in foreign exchange losses primarily due to the remeasurement of our euro denominated senior notes.
We offer three types of streaming membership plans. In the U.S. our "basic" plan is priced at $7.99 per month and includes access to standard definition quality streaming on a single screen at a time. Our "standard" plan is our most popular streaming plan and is priced at $10.99 per month and includes access to high definition quality streaming on two screens concurrently. Our "premium" plan is priced at $13.99 per month and includes access to high definition and ultra-high definition quality content on four screens concurrently. Internationally, the membership plans are structured similarly to the U.S. and range in price from the U.S. dollar equivalent of approximately $5.00 per month to $21.00 per month.
We expect that from time to time the prices of our membership plans in each country may change. For instance, in May 2014, in the U.S., we increased the price of our standard plan from $7.99 per month to $8.99 per month with existing memberships grandfathered for a two year period. In October 2015, in the U.S., we increased the price of this same standard plan from $8.99 per month to $9.99 per month with existing memberships grandfathered for a one year period. In 2016, we phased out grandfathered pricing, giving members the option of electing the basic streaming plan at $7.99 per month, continuing on the standard streaming plan at the higher price of $9.99 per month, or electing the premium plan at $11.99 per month. In October 2017, in the U.S., we increased the price of our standard streaming plan from $9.99 to $10.99 per month and our premium plan from $11.99 to $13.99 per month.
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

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and certain payments made to our marketing partners, including CE manufacturers, MVPDs, mobile operators and ISPs. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses are incurred by our Domestic and

International streaming segments given our focus on building consumer awareness of the streaming offerings, and in particular our original content. Marketing expenses incurred by our International streaming segment have been significant and fluctuate dependent upon the number of international territories in which our streaming service is offered, the timing of the launch of new territories and the timing of content releases.

•
We have demonstrated our ability to grow domestic streaming contribution margin as evidenced by the increase in contribution margin from 17% in 2012 to 36% in the third quarter of 2017. As a result of our focus on growing the streaming segments, contribution margins for the Domestic and International streaming segments are lower than for our Domestic DVD segment.

Domestic Streaming Segment
Three months ended September 30, 2017 as compared to the three months ended September 30, 2016

	As of/ Three Months Ended		Change
	September 30, 2017	September 30, 2016	Q3'17 vs. Q3'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	851	368	483	131%
Memberships at end of period	52,772	47,497	5,275	11%
Paid memberships at end of period	51,345	46,479	4,866	10%
Average monthly revenue per paying membership	$10.15	$9.40	$0.75	8%

Contribution profit:
Revenues	$1,547,210	$1,304,333	$242,877	19%
Cost of revenues	864,408	720,658	143,750	20%
Marketing	128,901	108,495	20,406	19%
Contribution profit	553,901	475,180	78,721	17%
Contribution margin	36%	36%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members in the United States. The increase in our domestic streaming revenues was primarily due to the 10% growth in the average number of paid memberships, as well as an 8% increase in the average monthly revenue per paying membership, resulting from our price changes and plan mix. In the second half of 2016, we phased out grandfathered pricing and cancellations by members whose grandfathered pricing expired were not material. Our standard plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $136.5 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming.
Domestic marketing expenses increased primarily due to increased advertising and public relations.
Our Domestic streaming segment had a contribution margin of 36% for the three months ended September 30, 2017, which is flat compared to the contribution margin of 36% for the three months ended September 30, 2016.

Nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

	As of/ Nine Months Ended		Change
	September 30, 2017	September 30, 2016	YTD'17 vs. YTD'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	3,341	2,759	582	21%
Memberships at end of period	52,772	47,497	5,275	11%
Paid memberships at end of period	51,345	46,479	4,866	10%
Average monthly revenue per paying membership	$10.10	$8.96	$1.14	13%

Contribution profit:
Revenues	$4,522,751	$3,673,845	$848,906	23%
Cost of revenues	2,445,858	2,094,310	351,548	17%
Marketing	357,547	277,243	80,304	29%
Contribution profit	1,719,346	1,302,292	417,054	32%
Contribution margin	38%	35%
The increase in our domestic streaming revenues was primarily due to the 9% growth in the average number of paid memberships, as well as a 13% increase in average monthly revenue per paying membership, resulting from our price changes and plan mix.
The increase in domestic streaming cost of revenues was primarily due to a $331.5 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming.
Domestic marketing expenses increased primarily due to increased advertising and public relations.
Our Domestic streaming segment had a contribution margin of 38% for the nine months ended September 30, 2017, which increased as compared to the contribution margin of 35% for the nine months ended September 30, 2016 due to growth in paid memberships and revenue which continued to outpace content spending.

International Streaming Segment
Three months ended September 30, 2017 as compared to the three months ended September 30, 2016

	As of/ Three Months Ended		Change
	September 30, 2017	September 30, 2016	Q3'17 vs. Q3'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	4,445	3,198	1,247	39%
Memberships at end of period	56,476	39,246	17,230	44%
Paid memberships at end of period	52,678	36,799	15,879	43%
Average monthly revenue per paying membership	$8.73	$8.05	$0.68	8%

Contribution profit (loss):
Revenues	$1,327,435	$853,480	$473,955	56%
Cost of revenues	1,081,485	748,515	332,970	44%
Marketing	183,589	173,548	10,041	6%
Contribution profit (loss)	62,361	(68,583)	130,944	191%
Contribution margin	5%	(8)%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members outside the United States. We launched our streaming service in Canada in September 2010 and have expanded our services internationally as shown below.

The increase in our international revenues was due to the 43% growth in the average number of paid international memberships, in addition to an 8% increase in the average monthly revenue per paying membership. The increase in the average monthly revenue per paying membership was due to price changes and plan mix coupled with favorable fluctuations in foreign exchange rates. We estimate that international revenues in the third quarter of 2017 would have been approximately $13.3 million lower if foreign exchange rates had remained consistent with the foreign exchange rates from the third quarter of 2016. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations. Average paid international streaming memberships accounted for 50% of global average paid streaming memberships for the three months ended September 30, 2017, as compared to 43% of global average paid streaming memberships for the same period in 2016.
The increase in international cost of revenues was primarily due to a $298.3 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $34.7 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses increased mainly due to increased advertising and public relations as well as increased payments to our partners.
International contribution profit for the three months ended September 30, 2017 was $62.4 million as compared to a contribution loss of $68.6 million for the three months ended September 30, 2016 as profit growth in our more mature markets offset investments in newer markets.

Nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

	As of/ Nine Months Ended		Change
	September 30, 2017	September 30, 2016	YTD'17 vs. YTD'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	12,111	9,222	2,889	31%
Memberships at end of period	56,476	39,246	17,230	44%
Paid memberships at end of period	52,678	36,799	15,879	43%
Average monthly revenue per paying membership	$8.39	$7.70	$0.69	9%

Contribution profit (loss):
Revenues	$3,538,862	$2,263,429	$1,275,433	56%
Cost of revenues	2,946,414	2,076,576	869,838	42%
Marketing	500,536	428,839	71,697	17%
Contribution profit (loss)	91,912	(241,986)	333,898	138%
Contribution margin	3%	(11)%
The increase in our international revenues was due to the 44% growth in our average number of paid international memberships, in addition to a 9% increase in the average monthly revenue per paying membership. The increase in the average monthly revenue per paying membership was due to price changes and plan mix, partially offset by unfavorable fluctuations in foreign exchange rates. We estimate that international revenues in the nine months ended September 30, 2017 would have been approximately $21.0 million higher if foreign exchange rates had remained consistent with the foreign exchange rates for the nine months ended September 30, 2016.
The increase in international cost of revenues was primarily due to a $769.7 million increase in content expenses relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $100.2 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base, partially offset by decreases resulting from exchange rate fluctuations.
International marketing expenses for the nine months ended September 30, 2017 increased mainly due to increased advertising and public relations, as well as increased payments to our partners.
International contribution profit grew to $91.9 million as opposed to a $242.0 million loss for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 as profit growth in our more mature markets offset investments in newer markets.

Domestic DVD Segment
Three months ended September 30, 2017 as compared to the three months ended September 30, 2016

	As of/ Three Months Ended		Change
	September 30, 2017	September 30, 2016	Q3'17 vs. Q3'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(189)	(257)	68	26%
Memberships at end of period	3,569	4,273	(704)	(16)%
Paid memberships at end of period	3,520	4,194	(674)	(16)%
Average monthly revenue per paying membership	$10.19	$10.23	$(0.04)	—%

Contribution profit:
Revenues	$110,214	$132,375	$(22,161)	(17)%
Cost of revenues	47,087	63,671	(16,584)	(26)%
Contribution profit	63,127	68,704	(5,577)	(8)%
Contribution margin	57%	52%

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
Our Domestic DVD segment contribution margin was 57% for the three months ended September 30, 2017, as compared to 52% for the three months ended September 30, 2016, due to the decreased DVD usage by paying members and decreased DVD content expenses.

Nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

	As of/ Nine Months Ended		Change
	September 30, 2017	September 30, 2016	YTD'17 vs. YTD'16
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(545)	(631)	86	14%
Memberships at end of period	3,569	4,273	(704)	(16)%
Paid memberships at end of period	3,520	4,194	(674)	(16)%
Average monthly revenue per paying membership	$10.16	$10.21	$(0.05)	—%

Contribution profit:
Revenues	$345,345	$415,854	$(70,509)	(17)%
Cost of revenues	160,040	204,596	(44,556)	(22)%
Contribution profit	185,305	211,258	(25,953)	(12)%
Contribution margin	54%	51%
Our Domestic DVD segment contribution margin was 54% for the nine months ended September 30, 2017, as compared to 51% for the nine months ended September 30, 2016, due to the decreased DVD usage by paying members and decreased DVD content expenses.

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
Three months ended September 30, 2017 as compared to the three months ended September 30, 2016

	Three Months Ended		Change
	September 30, 2017	September 30, 2016	Q3'17 vs. Q3'16
	(in thousands, except percentages)
Technology and development	$255,236	$216,099	$39,137	18%
As a percentage of revenues	9%	9%

The increase in technology and development expenses was primarily due to a $22.9 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and a 2% growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third party expenses, including costs associated with cloud computing, increased $8.7 million.

Nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

	Nine Months Ended		Change
	September 30, 2017	September 30, 2016	YTD'17 vs. YTD'16
	(in thousands, except percentages)
Technology and development	$779,427	$626,907	$152,520	24%
As a percentage of revenues	9%	10%

The increase in technology and development expenses was primarily due to a $101.2 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and a 3% growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third party expenses, including costs associated with cloud computing, increased $30.6 million.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as professional fees and other general corporate expenses.
Three months ended September 30, 2017 as compared to the three months ended September 30, 2016

	Three Months Ended		Change
	September 30, 2017	September 30, 2016	Q3'17 vs. Q3'16
	(in thousands, except percentages)
General and administrative	$215,526	$153,166	$62,360	41%
As a percentage of revenues	7%	7%

General and administrative expenses increased primarily due to a $37.6 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 50% increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees. In addition, facilities-related costs increased $8.2 million, primarily driven by costs for our expanded Los Gatos, California headquarters and new Los Angeles, California facility, both of which were placed into operation in the first quarter of 2017. In addition, third party expenses increased $14.1 million.

Nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

	Nine Months Ended		Change
	September 30, 2017	September 30, 2016	YTD'17 vs. YTD'16
	(in thousands, except percentages)
General and administrative	$623,760	$418,798	$204,962	49%
As a percentage of revenues	7%	7%

General and administrative expenses increased primarily due to a $135.0 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 54% increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees. In addition, facilities-related costs increased $36.2 million, primarily driven by costs for our expanded Los Gatos, California headquarters and new Los Angeles, California facility, both of which were placed into operation in the first quarter of 2017. In addition, third party expenses increased $31.0 million.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.
Three months ended September 30, 2017 as compared to the three months ended September 30, 2016

	Three Months Ended		Change
	September 30, 2017	September 30, 2016	Q3'17 vs. Q3'16
	(in thousands, except percentages)
Interest expense	$(60,688)	$(35,536)	$(25,152)	(71)%
As a percentage of revenues	(2)%	(2)%

Nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

	Nine Months Ended		Change
	September 30, 2017	September 30, 2016	YTD'17 vs. YTD'16
	(in thousands, except percentages)
Interest expense	$(162,912)	$(106,528)	$(56,384)	(53)%
As a percentage of revenues	(2)%	(2)%

Interest expense primarily consisted of interest on our Notes of $58.4 million and $156.5 million for the three and nine months ended September 30, 2017. The increase in interest expense for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was primarily due to the higher average aggregate principal of interest bearing notes outstanding.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.
Three months ended September 30, 2017 as compared to the three months ended September 30, 2016

	Three Months Ended		Change
	September 30, 2017	September 30, 2016	Q3'17 vs. Q3'16
	(in thousands, except percentages)
Interest and other income (expense)	$(31,702)	$8,627	$(40,329)	(467)%
As a percentage of revenues	(1)%	—%

Nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

	Nine Months Ended		Change
	September 30, 2017	September 30, 2016	YTD'17 vs. YTD'16
	(in thousands, except percentages)
Interest and other income (expense)	$(76,473)	$50,907	$(127,380)	(250)%
As a percentage of revenues	(1)%	1%

Interest and other income (expense) decreased for the three and nine months ended September 30, 2017, due to foreign exchange losses of $35.3 million and $84.7 million, respectively, compared to gains of $6.4 million and $44.6 million, respectively, for the corresponding periods in 2016. In the three and nine months ended September 30, 2017, the foreign exchange losses were primarily driven by the $50.8 million and $115.1 million, respectively, loss from the remeasurement of our €1,300.0 million Senior Notes partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities.

Provision for Income Taxes
The effective tax rates for the three months ended September 30, 2017 and 2016 were (11)% and 35%, respectively. The effective tax rate for the three months ended September 30, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits attributable to the adoption of ASU 2016-09 and Federal and California research and development ("R&D") credits partially offset by state taxes, foreign taxes, and non-deductible expenses. The effective tax rate for the three months ended September 30, 2016, differed from the Federal statutory rate primarily due to the Federal and California R&D credits partially offset by state taxes, foreign taxes and non-deductible expenses. The decrease in our effective tax rate for the three months ended September 30, 2017, as compared to the same period in 2016 was due primarily to the recognition of the excess tax benefits attributable to the adoption of ASU 2016-09 and an increase in foreign income taxed at rates lower than the U.S. statutory rate.
The effective tax rates for the nine months ended September 30, 2017 and 2016 were (5)% and 30%, respectively. The effective tax rates for the nine months ended September 30, 2017, differed from the Federal statutory rate primarily due to the recognition of excess tax benefits attributable to the adoption of ASU 2016-09 and Federal and California R&D credits, partially offset by state taxes, foreign taxes and non-deductible expenses. The effective tax rate for the nine months ended September 30, 2016, differed from the Federal statutory rate primarily due to the Federal and California research and development credits partially offset by state taxes, foreign taxes and non-deductible expenses. The decrease in our effective tax rate for the nine months ended September 30, 2017 as compared to the same period in 2016 was attributable primarily due to the recognition of the excess tax benefits attributable to the adoption of ASU 2016-09 and an increase in foreign income taxed at rates lower than the U.S. statutory rate.
Liquidity and Capital Resources
Cash and cash equivalents was $1,746.5 million as of September 30, 2017, which increased $12.7 million as compared to cash, cash equivalents and short-term investments of $1,733.8 million as of December 31, 2016. The increase in the nine months ended September 30, 2017 was primarily due to the proceeds from the issuance of debt partially offset by cash used in operations.
Our primary uses of cash include the acquisition, licensing and production of content, streaming delivery, marketing programs and personnel-related costs. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. We expect to significantly increase our investments in global streaming content, particularly in original content, which will impact our liquidity and result in future negative free cash flows for many years. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for at least the next twelve months.
In July 2017, we entered into a $500.0 million unsecured revolving credit facility (“Revolving Credit Agreement”), with an uncommitted incremental facility to increase the amount of the revolving credit facility by up to an additional $250.0 million subject to certain terms and conditions. As of September 30, 2017, no amounts had been borrowed under the Revolving Credit Agreement. See Note 5 to the consolidated financial statements for additional information.
In May 2017, we issued €1,300.0 million of long-term debt. Long-term debt, net of debt issuance costs, was $4,888.8 million and $3,364.3 million as of September 30, 2017, and December 31, 2016, respectively. See Note 5 to the consolidated financial statements for additional information. We anticipate financing our capital needs in the debt market, as our after-tax cost of debt is lower than our cost of equity. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
As of September 30, 2017, cash and cash equivalents held by our foreign subsidiaries amounted to $443.7 million. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. income taxes and foreign withholding taxes on the portion associated with undistributed earnings for certain foreign subsidiaries.
Free Cash Flow
We define free cash flow as cash provided by (used in) operating and investing activities excluding the non-operational cash flows from purchases, maturities and sales of short-term investments. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments and for certain other activities or the amount of cash used in operations, including investments in global streaming content. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow (used in) provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.
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
Three months ended September 30, 2017 as compared to the three months ended September 30, 2016

	Three Months Ended
	September 30, 2017	September 30, 2016
	(in thousands)
Net cash used in operating activities	$(419,607)	$(461,941)
Net cash provided by investing activities	202,192	23,976
Net cash provided by financing activities	34,422	16,639

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(419,607)	(461,941)
Acquisition of DVD content assets	(10,217)	(17,249)
Purchases of property and equipment	(33,963)	(27,366)
Change in other assets	(1,107)	125
Non-GAAP free cash flow	$(464,894)	$(506,431)

Cash used in operating activities decreased $42.3 million to $419.6 million for the three months ended September 30, 2017, compared to the same period of 2016. The decreased use of cash was due primarily to a $694.7 million or 30% increase in revenues, partially offset by the increase in investments in streaming content that requires more upfront payments. The payments for streaming content assets increased $437.4 million or 23%. In addition, we had increased payments associated with higher operating expenses.
Cash provided by investing activities increased $178.2 million, primarily due to a $179.0 million increase in the proceeds from the sale of short-term investments. In July 2017, the Company sold all short-term investments.
Cash provided by financing activities increased $17.8 million in the quarter ended September 30, 2017, due to an increase in cash received from the issuance of common stock, partially offset by a decrease in excess tax benefits from stock-based compensation due to the adoption of ASU 2016-09 in the first quarter of 2017.
Free cash flow was $594.5 million lower than net income for the three months ended September 30, 2017 primarily due to $722.1 million of cash payments for streaming content assets over streaming amortization expense partially offset by $44.8 million of non-cash stock-based compensation expense and $82.8 million of favorable other working capital differences.
Free cash flow was $557.9 million lower than net income for the three months ended September 30, 2016, primarily due to $688.1 million of cash payments for streaming content assets over streaming amortization expense partially offset by $43.5 million of non-cash stock-based compensation expense and $86.7 million favorable other working capital differences.

Nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016

	Nine Months Ended
	September 30, 2017	September 30, 2016
	(in thousands)
Net cash used in operating activities	$(1,297,991)	$(916,824)
Net cash provided by investing activities	70,170	25,343
Net cash provided by financing activities	1,479,047	49,158

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(1,297,991)	(916,824)
Acquisition of DVD content assets	(43,213)	(58,380)
Purchases of property and equipment	(151,717)	(46,605)
Change in other assets	(2,940)	676
Non-GAAP free cash flow	$(1,495,861)	$(1,021,133)

Cash used in operating activities increased $381.2 million to $1,298.0 million for the nine months ended September 30, 2017, compared to the same period of 2016. The significant net cash used in operations is due primarily to the increase in investments in streaming content that requires more upfront payments. The payments for streaming content assets increased $1,605.2 million or 33%. In addition, we had increased payments associated with higher operating expenses. The increased use of cash was partially offset by a $2,053.8 million or 32% increase in revenues.
Cash provided by investing activities increased $44.8 million, primarily due to an increase in the proceeds from the sale and maturities of short-term investments of $138.4 million, net of purchases, coupled with an increase in the purchases of property and equipment of $105.1 million, primarily related to the expansion of our Los Gatos, California headquarters and our new Los Angeles, California facility.
Cash provided by financing activities increased $1,429.9 million in the nine months ended September 30, 2017, due to the proceeds from the issuance of debt of $1,405.2 million, net of $15.3 million of issuance costs.
Free cash flow was $1,869.3 million lower than net income for the nine months ended September 30, 2017 primarily due to $1,997.6 million of cash payments for streaming content assets over streaming amortization expense coupled with $5.4 million non-favorable other working capital differences, partially offset by $133.7 million of non-cash stock-based compensation expenses.
Free cash flow was $1,141.1 million lower than net income for the nine months ended September 30, 2016, primarily due to $1,418.3 million of cash payments for streaming content assets over streaming amortization expense partially offset by $130.0 million of non-cash stock-based compensation expense and $147.2 million favorable other working capital differences.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of September 30, 2017. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of September 30, 2017:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$16,991,930	$6,984,360	$7,918,009	$1,918,123	$171,438
Debt (2)	6,708,200	237,108	469,578	1,622,849	4,378,665
Lease obligations (3)	727,508	96,224	184,905	157,762	288,617
Other purchase obligations (4)	642,821	368,214	198,418	46,560	29,629
Total	$25,070,459	$7,685,906	$8,770,910	$3,745,294	$4,868,349

(1)
As of September 30, 2017, streaming content obligations were comprised of $4.1 billion included in "Current content liabilities" and $3.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $9.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

Streaming content obligations increased $2.5 billion from $14.5 billion as of December 31, 2016 to $17.0 billion as of September 30, 2017, primarily due to multi-year commitments associated with the continued expansion of our exclusive and original programming.
Streaming content obligations include amounts related to the acquisition, licensing and production of streaming content. An obligation for the production of content includes non-cancelable commitments under creative talent and employment agreements. An obligation for the acquisition and licensing of content is incurred at the time we enter into an agreement to obtain future titles. Once a title becomes available, a content liability is recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. Traditional film output deals, or certain TV series license agreements where the number of seasons to be aired is unknown, are examples of these types of agreements. The contractual obligations table above does not include any estimated obligation for the unknown future titles, payment for which could range from less than one year to more than five years. However, these unknown obligations are expected to be significant and we believe could include approximately $3 billion to $5 billion over the next three years, with the payments for the vast majority of such amounts expected to occur after the next twelve months. The foregoing range is based on considerable management judgments and the actual amounts may differ. Once we know the title that we will receive and the license fees, we include the amount in the contractual obligations table above.

(2)	Long-term debt obligations include our Notes consisting of principal and interest payments. See Note 5 to the consolidated financial statements for further details.

(3)
Lease obligations include lease financing obligations of $16.4 million related to a portion of our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $519.3 million for our expanded headquarters in Los Gatos, California, and our new office space in Los Angeles, California and other commitments of $191.8 million for facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2028.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery, DVD content acquisition, and miscellaneous open purchase orders for which we have not received the related services or goods.

As of September 30, 2017, we had gross unrecognized tax benefits of $37.2 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the consolidated balance sheets.  At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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

Income Taxes
We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. As of September 30, 2017, there was a valuation allowance of $33.1 million primarily related to foreign tax credit carryovers. There was no valuation allowance as of September 30, 2016.
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
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At September 30, 2017, our estimated gross unrecognized tax benefits were $37.2 million of which $33.3 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

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

•
Expected Volatility: The Company calculates expected volatility based solely on implied volatility. We believe that implied volatility of publicly traded options in our common stock is more reflective of market conditions and, given consistently high trade volumes of the options, can reasonably be expected to be a better indicator of expected volatility than historical volatility of our common stock. An increase/decrease of 10% in our computation of expected volatility would increase/decrease the total stock-based compensation expense by approximately $5.7 million for the three months ended September 30, 2017.

•
Suboptimal Exercise Factor:  Our computation of the suboptimal exercise factor is based on historical and estimated option exercise behavior. An increase/decrease in the suboptimal exercise factor of 10% would increase/decrease the total stock-based compensation expense by approximately $1.1 million for the three months ended September 30, 2017.

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
Foreign Currency Risk
International revenues and cost of revenues account for 42% and 53%, respectively, of consolidated amounts for the nine months ended September 30, 2017. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. In the nine months ended September 30, 2017, we believe our international revenues would have been approximately $21.0 million higher had foreign currency exchange rates remained consistent with those in same period of 2016.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the nine months ended September 30, 2017, we recognized an $84.7 million foreign exchange loss which resulted primarily from the remeasurement of our €1,300.0 million Senior Notes and was partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities.
In addition, the effect of exchange rate changes on cash and cash equivalents in the nine months ended September 30, 2017 was $27.7 million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NETFLIX, INC.
Dated:	October 18, 2017	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated:	October 18, 2017	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.14	Executive Severance and Retention Incentive Plan, as amended and restated as of July 12, 2017		001-35727	10.14	July 19, 2017

10.15
Revolving Credit Agreement among the Company, Deutsche Bank AG New York Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A. and the administrative agent, dated as of July 27, 2017

X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 filed with the SEC on October 18, 2017, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2017 and 2016 (iii) Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016, (iv) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2017 and 2016 and (v) the Notes to the Consolidated Financial Statements.
X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.