Form 10-K
period 2017-12-31
NETFLIX INC
filed 2018-01-29
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2017, the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $54,917,149,461. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of January 25, 2018, there were 433,948,461 shares of the registrant’s common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for Registrant’s 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; operating income and margin; the decline in our DVD memberships and the resources allocated to our DVD segment; seasonality; contribution margins; contribution profits (losses); liquidity, including cash flows from operations, available funds and access to financing sources; free cash flows; revenues; net income; profitability; stock price volatility; pricing changes; the impact of, and the company's response to new accounting standards; action by competitors; membership growth; partnerships; nature of our content agreements; member viewing patterns; payment of future dividends; obtaining additional capital, including use of the debt market; future obligations; our content and marketing investments, including investments in original programming; amortization; significance and timing of contractual obligations; tax expense; impact of the Tax Cuts and Jobs Act of 2017, including impact on deferred tax assets and the one-time transition tax on unremitted foreign earnings; recognition of unrecognized tax benefits; and realization of deferred tax assets. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.	Business
ABOUT US
Netflix, Inc. (“Netflix”, “the Company”, “we”, or “us”) is the world’s leading internet television network with over 117 million streaming memberships in over 190 countries enjoying more than 140 million hours of TV shows and movies per day, including original series, documentaries and feature films. Our members can watch as much as they want, anytime, anywhere, on nearly any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the United States ("U.S."), our members can receive DVDs delivered quickly to their homes.
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
Our core strategy is to grow our streaming membership business globally within the parameters of our profit margin targets. We are continuously improving our members' experience by expanding our streaming content with a focus on a programming mix of content that delights our members. In addition, we are continuously enhancing our user interface and extending our streaming service to more internet-connected screens. Our members can download a selection of titles for offline viewing.
We continue to grow our streaming service both domestically and internationally. We began our international expansion with Canada in 2010 and have since launched our service globally, with the exception of The People's Republic of China and territories where U.S. companies are not allowed to operate. We have also expanded our streaming content offering to include more exclusive and original programming, including several Emmy, Golden Globe and Academy Award winning original series and documentaries. Our original programming increasingly includes content that we produce.

BUSINESS SEGMENTS
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD. The Domestic streaming segment derives revenues from monthly membership fees for services consisting solely of streaming content to our members in the United States. The International streaming segment derives revenues from monthly membership fees for services consisting solely of streaming content to our members outside the United States. The Domestic DVD segment derives revenues from monthly membership fees for services consisting solely of DVD-by-mail. For additional information regarding our segments, including information about our financial results by geography, see Note 11 Segment Information in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

COMPETITION
The market for entertainment video is intensely competitive and subject to rapid change. We compete against other entertainment video providers, such as multichannel video programming distributors ("MVPDs"), internet-based content providers (including those that provide pirated content), video gaming providers and DVD retailers and more broadly against other sources of entertainment that our members could choose in their moments of free time. We also compete against entertainment video providers and content producers in obtaining content for our service, both for licensed streaming content and for original content projects.
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
SEASONALITY
Our membership growth exhibits a seasonal pattern that reflects variations when consumers buy internet-connected screens and when they tend to increase their viewing. Historically, the first and fourth quarters (October through March) represent our greatest membership growth across our Domestic and International streaming segments. Increasingly, our membership growth is impacted by the release of certain high-profile original content. Internationally, we expect each market to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.
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
EMPLOYEES
As of December 31, 2017, we had approximately 5,500 total employees. Of these employees, approximately 5,400 were full-time, including approximately 600 categorized as temporary.
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

We have experienced significant membership growth over the past several years. Our ability to continue to attract members will depend in part on our ability to consistently provide our members with compelling content choices, as well as a quality experience for selecting and viewing TV shows and movies. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain memberships. Competitors include other entertainment video providers, such as MVPDs, internet-based movie and TV content providers (including those that provide pirated content) and DVD retailers. If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members. In addition, many of our members rejoin our service or originate from word-of-mouth advertising from existing members. If our efforts to satisfy our existing members are not successful, we may not be able to attract members, and as a result, our ability to maintain and/or grow our business will be adversely affected. Members cancel our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new memberships both to replace canceled memberships and to grow our business beyond our current membership base. If we do not grow as expected, given, in particular that our content costs are largely fixed in nature and contracted over several years, we may not be able to adjust our expenditures or increase our (per membership) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operation may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing memberships and attracting new memberships, our business will be adversely affected. Further, if excessive numbers of members cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these members with new members.

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

In connection with licensing streaming content, we typically enter into multi-year commitments with studios and other content providers. We also enter into multi-year commitments for content that we produce, either directly or through third parties, including elements associated with these production such as non-cancelable commitments under talent agreements. The payment terms of these agreements are not tied to member usage or the size of our membership base (“fixed cost”) but may be determined by costs of production or tied to such factors as titles licensed and/or theatrical exhibition receipts. Such commitments, to the extent estimable under accounting standards, are included in the Contractual Obligations section of Part II,

Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5, Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Given the multiple-year duration and largely fixed cost nature of content commitments, if membership acquisition and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for certain content commitments, such as content we directly produce, will typically require more up-front cash payments than other content licenses or arrangements whereby we do not cashflow the production of such content. To the extent membership and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and fixed cost nature of our content commitments may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our content commitments, we may not be able to adjust our content offering quickly and our results of operation may be adversely impacted.

We face risks, such as unforeseen costs and potential liability in connection with content we acquire, produce, license and/or distribute through our service.

As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of original programming, including TV series and movies. We believe that original programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain members. To the extent our original programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted. As we expand our original programming, we have become responsible for production costs and other expenses, such as ongoing guild payments. We also take on risks associated with production, such as completion and key talent risk. Negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. To the extent we create and sell physical or digital merchandise relating to our original programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well received by our members or could be damaging to our brand.

To the extent we do not accurately anticipate costs or mitigate risks, including for content that we obtain but ultimately does not appear on or is removed from our service, or if we become liable for content we acquire, produce, license and/or distribute, our business may suffer. Litigation to defend these claims could be costly and the expenses and damages arising from any liability or unforeseen production risks could harm our results of operations. We may not be indemnified against claims or costs of these types and we may not have insurance coverage for these types of claims.

If studios, content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.

Our ability to provide our members with content they can watch depends on studios, content providers and other rights holders licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such licenses vary. If the studios, content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to stream content to our members will be adversely affected and/or our costs could increase. Certain licenses for content provide for the studios or other content providers to withdraw content from our service relatively quickly. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we may see the cost of programming increase. As we seek to differentiate our service, we are increasingly focused on securing certain exclusive rights when obtaining content, including original content. We are also focused on programming an overall mix of content that delights our members in a cost efficient manner. Within this context, we are selective about the titles we add and renew to our service. If we do not maintain a compelling mix of content, our membership acquisition and retention may be adversely affected.

Music and certain authors' performances contained within content we distribute may require us to obtain licenses for such distribution. In this regard, we engage in negotiations with collection management organizations (“CMOs”) that hold certain rights to music and/or other interests in connection with streaming content into various territories. If we are unable to reach mutually acceptable terms with these organizations, we could become involved in litigation and/or could be enjoined from distributing certain content, which could adversely impact our business. Additionally, pending and ongoing litigation as well as negotiations between certain CMOs and other third parties in various territories could adversely impact our negotiations with CMOs, or result in music publishers represented by certain CMOs unilaterally withdrawing rights, and thereby adversely impact our ability to reach licensing agreements reasonably acceptable to us. Failure to reach such licensing agreements could expose us to potential liability for copyright infringement or otherwise increase our costs.
If we are not able to manage change and growth, our business could be adversely affected.
We are expanding our operations internationally, scaling our streaming service to effectively and reliably handle anticipated growth in both members and features related to our service, ramping up our ability to produce original content, as well as continuing to operate our DVD service within the U.S. As our international offering evolves, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and internet video, as well as differing legal and regulatory environments. As we scale our streaming service, we are developing technology and utilizing third-party “cloud” computing services. As we ramp up our original content production, we are building out expertise in a number of disciplines, including creative, marketing, legal, finance, licensing, merchandising and other resources related to the development and physical production of content. If we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices related to our streaming operations and original content, our business may be adversely affected.
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

•
adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

•
fluctuations in currency exchange rates, which we do not use foreign exchange contracts or derivatives to hedge against and which could impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

•	profit repatriation and other restrictions on the transfer of funds;

•	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;

•	new and different sources of competition;

•	censorship requirements that cause us to remove or edit popular content, leading to consumer disappointment or dissatisfaction with our service;

•	low usage and/or penetration of internet-connected consumer electronic devices;

•	different and more stringent user protection, data protection, privacy and other laws, including data localization requirements;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•	integration and operational challenges as well as potential unknown liabilities in connection with companies we may acquire or control; and

•	differing, and often more lenient, laws and consumer understanding/attitudes regarding the illegality of piracy.
Our failure to manage any of these risks successfully could harm our international operations and our overall business, and results of our operations.

We are subject to taxation related risks in multiple jurisdictions.
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. recently enacted significant tax reform, and certain provisions of the new law may adversely affect us. In addition, governmental tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.
If we fail to maintain or, in newer markets establish, a positive reputation with consumers concerning our service, including the content we offer, we may not be able to attract or retain members, and our operating results may be adversely affected.
We believe that a positive reputation with consumers concerning our service is important in attracting and retaining members who have a number of choices from which to obtain entertainment video. To the extent our content, in particular, our original programming, is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. To the extent our content is deemed controversial or offensive by government regulators, we may face direct or indirect retaliatory action or behavior, including being required to remove such content from our service, our entire service could be banned and/or become subject to heightened regulatory scrutiny across our business and operations. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative consumer reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. With newer markets, we also need to establish our reputation with consumers and to the extent we are not successful in creating positive impressions, our business in these newer markets may be adversely impacted.
Changes in how we market our service could adversely affect our marketing expenses and membership levels may be adversely affected.
We utilize a broad mix of marketing and public relations programs, including social media sites, to promote our service to potential new members. We may limit or discontinue use or support of certain marketing sources or activities if advertising rates increase or if we become concerned that members or potential members deem certain marketing practices intrusive or damaging to our brand. If the available marketing channels are curtailed, our ability to attract new members may be adversely affected.
Companies that promote our service may decide that we negatively impact their business or may make business decisions that in turn negatively impact us. For example, if they decide that they want to compete more directly with us, enter a similar business or exclusively support our competitors, we may no longer have access to their marketing channels. We also acquire a number of members who rejoin our service having previously cancelled their membership. If we are unable to maintain or replace our sources of members with similarly effective sources, or if the cost of our existing sources increases, our member levels and marketing expenses may be adversely affected.

We utilize marketing to promote our content and drive viewing by our members. To the extent we promote our content inefficiently or ineffectively, we may not obtain the expected acquisition and retention benefits and our business may be adversely affected.
We rely upon a number of partners to make our service available on their devices.
We currently offer members the ability to receive streaming content through a host of internet-connected screens, including TVs, digital video players, television set-top boxes and mobile devices. We have agreements with various cable, satellite and telecommunications operators to make our service available through the television set-top boxes of these service providers. In many instances, our agreements also including provisions by which the partner bills consumers directly for the Netflix service or otherwise offers services or products in connection with offering our service. We intend to continue to broaden our relationships with existing partners and to increase our capability to stream TV shows and movies to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory, business or other impediments to delivering our streaming content to our members via these devices, our ability to retain members and grow our business could be adversely impacted.
Our agreements with our partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities other than Netflix and while these entities should be responsible for the devices' performance, the connection between these devices and Netflix may nonetheless result in consumer dissatisfaction toward Netflix and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices. If partners do not update or otherwise modify their devices, our service and our members' use and enjoyment could be negatively impacted.
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
Our computer systems and those of third parties we use in our operations are vulnerable to cybersecurity risks, including cyber-attacks, both from state-sponsored and individual activity, such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data or intellectual property. Any attempt by hackers to obtain our data (including member and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. From time to time, we have experienced an unauthorized release of certain digital content assets, however, to date these unauthorized releases have not had a material impact on our service or systems. There is no assurance that hackers may not have a material impact on our service or systems in the future. Our insurance does not cover expenses related to such disruptions or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to implement and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of memberships and adversely affect our business and results of operation.
We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party Web hosting provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks to help us stream TV shows and movies in high volume to Netflix members over the internet. Problems faced by us or our third-party Web hosting, “cloud” computing, or other network providers, including technological or business-related disruptions, as well as cybersecurity threats, could adversely impact the experience of our members.

We rely upon Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of the Amazon Web Services operation would impact our operations and our business would be adversely impacted.
Amazon Web Services (“AWS”) provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a "cloud" computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the vast majority of our computing on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. While the retail side of Amazon competes with us, we do not believe that Amazon will use the AWS operation in such a manner as to gain competitive advantage against our service.
If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted.
We utilize a combination of proprietary and third party technology to operate our business. This includes the technology that we have developed to recommend and merchandise content to our consumers as well as enable fast and efficient delivery of content to our members and their various consumer electronic devices. For example, we have built and deployed our own content-delivery network (“CDN”). To the extent Internet Service Providers (“ISPs”) do not interconnect with our CDN, or if we experience difficulties in its operation, our ability to efficiently and effectively deliver our streaming content to our members could be adversely impacted and our business and results of operation could be adversely affected. Likewise, if our recommendation and merchandising technology does not enable us to predict and recommend titles that our members will enjoy, our ability to attract and retain members may be adversely affected. We also utilize third party technology to help market our service, process payments, and otherwise manage the daily operations of our business. If our technology or that of third parties we utilize in our operations fails or otherwise operates improperly, including as a result of “bugs” in our development and deployment of software, our ability to operate our service, retain existing members and add new members may be impaired. Any harm to our members' personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.
If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses.
The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. As our service and others like us gain traction in international markets, governments are increasingly looking to introduce new or extend legacy regulations to these services, in particular those related to broadcast media and tax. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.
Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the European Union. In others, the laws may be nascent or non-existent. Furthermore, favorable laws may change, including for example, in the United States where net neutrality regulations were recently repealed. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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

Most network operators that provide consumers with access to the internet also provide these consumers with multichannel video programming. As such, many network operators have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. While we believe that consumer demand, regulatory oversight and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our business could be negatively impacted. The extent to which these incentives limit operator behavior differ across markets.
Privacy concerns could limit our ability to collect and leverage our membership data and disclosure of membership data could adversely impact our business and reputation.

In the ordinary course of business and in particular in connection with content acquisition and merchandising our service to our members, we collect and utilize data supplied by our members. We currently face certain legal obligations regarding the manner in which we treat such information. Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users' browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect, transfer and use data, could have an adverse effect on our business. In addition, if we were to disclose data about our members in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results. Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.
Our reputation and relationships with members would be harmed if our membership data, particularly billing data, were to be accessed by unauthorized persons.
We maintain personal data regarding our members, including names and billing data. This data is maintained on our own systems as well as that of third parties we use in our operations. With respect to billing data, such as credit card numbers, we rely on encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our members' data. Despite these measures we, our payment processing services or other third party services we use such as AWS, could experience an unauthorized intrusion into our members' data. In the event of such a breach, current and potential members may become unwilling to provide the information to us necessary for them to become members. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. We also maintain employment and personal information concerning our employees, including those on our own productions. Should an unauthorized intrusion into our members' or employees' data occur, our business could be adversely affected and our larger reputation with respect to data protection could be negatively impacted.
We are subject to payment processing risk.

Our members pay for our service using a variety of different payment methods, including credit and debit cards, gift cards, direct debit and online wallets. We rely on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are disruptions in our payment processing systems, increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors and/or changes to rules or regulations concerning payment processing, our revenue, operating expenses and results of operation could be adversely impacted. In certain instances, we leverage third parties such as our cable and other partners to bill subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to find alternative methods of collecting payments, which could adversely impact member acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operation and if not adequately controlled and managed could create negative consumer perceptions of our service.

If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.

We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings or other legal actions. We have filed and we expect to file from time to time for trademark and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any copyrights, patents or trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our intellectual property rights, and we may not be able to prevent infringement or misappropriation without substantial expense to us. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to members and potential members may become confused in the marketplace, and our ability to attract members may be adversely affected.

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

Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content we produce and distribute through our our Web site. We use the intellectual property of third parties in creating some of our content, merchandising our products and marketing our service through contractual and other rights. From time to time, third parties allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the internet. We have not searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current Web site, streaming technology, our recommendation and merchandising technology or inability to market our service or merchandise our products. We may also have to remove content from our service. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.
We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention.

From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. As we have grown, we have seen a rise in the number of litigation matters against us. These matters have included copyright and other claims related to our content, patent infringements as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, result in content unavailability, service disruptions and otherwise occupy a significant amount of our management's time and attention, any of which could negatively affect our business operations and financial position.

We may seek additional capital that may result in stockholder dilution or that may have rights senior to those of our common stockholders.

From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. Our cash flows provided by our operating activities have been negative in each of the last three years, primarily as a result of our decision to increase the amount of original streaming content available on our service. To the extent our cash flows from operations continue to be negative, we anticipate seeking additional capital. The decision to obtain additional capital will depend on, among other things, our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Any large equity or equity-linked offering could also negatively impact our stock price.
We have a substantial amount of indebtedness and other obligations, including streaming content obligations, which could adversely affect our financial position.
We have a substantial amount of indebtedness and other obligations, including streaming content obligations. Moreover, we expect to incur substantial additional indebtedness in the future and to incur other obligations, including additional streaming content obligations. As of December 31, 2017, we had $6.5 billion aggregate principal amount of senior notes outstanding (“Notes”). In addition, we have entered into a revolving credit agreement that provides for a $500.0 million unsecured revolving credit facility. As of December 31, 2017, we have not borrowed any amount under this revolving credit facility. As of December 31, 2017, we had approximately $7.5 billion of total content liabilities as reflected on our consolidated balance sheet. Such amount does not include streaming content commitments that do not meet the criteria for liability recognition, the amounts of which are significant. For more information on our streaming content obligations, including those not on our consolidated balance sheet, see Note 5, Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Our substantial indebtedness and other obligations, including streaming content obligations, may:

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

Our streaming obligations include large multi-year commitments. As a result, we may be unable to react to any downturn in the economy or reduction in our cash flows from operations by reducing our streaming content obligations in the near-term. This could result in our needing to access the capital markets at an unfavorable time, which may negatively impact our stock price
We may not be able to generate sufficient cash to service our debt and other obligations.

Our ability to make payments on our debt, including our Notes, and our other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. In each of the last three years, our cash flows from operating activities have been negative. We may be unable to attain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, including the Notes, and other obligations, including amounts due under our streaming content obligations.

If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of such obligations prior to maturity. Our ability to refinance or restructure our debt and other obligations will depend upon the condition of the capital markets and our financial condition at such time. Any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. If our cash flows are insufficient to service our debt and other obligations, we may not be able to refinance or restructure any of these obligations on commercially reasonable terms or at all and any refinancing or restructuring could have a material adverse effect on our business, results of operations, or financial condition.

If our cash flows are insufficient to fund our debt and other obligations and we are unable to refinance or restructure these obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell material assets or operations to meet our debt and other obligations. We cannot assure you that we would be able to implement any of these alternative measures on satisfactory terms or at all or that the proceeds from such alternatives would be adequate to meet any debt or other obligations then due. If it becomes necessary to implement any of these alternative measures, our business, results of operations, or financial condition could be materially and adversely affected.

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
The number of memberships to our DVD-by-mail offering is declining, and we anticipate that this decline will continue. We believe, however, that the domestic DVD business will continue to generate significant contribution profit for our business. The contribution profit generated by our domestic DVD business will help provide capital resources to fund growth or our streaming service. To the extent that the rate of decline in our DVD-by-mail business is greater than we anticipate, our business could be adversely affected. We do not anticipate increasing resources to our DVD operations and the technology used in its operations will not be meaningfully improved. To the extent that we experience service interruptions or other degradations in our DVD-by-mail service, members' satisfaction could be negatively impacted and we could experience an increase in DVD-by-mail member cancellations, which could adversely impact our business.
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
Preparing and forecasting our financial results requires us to make judgments and estimates which may differ materially from actual results.
 Given the dynamic nature of our business, and the inherent limitations in predicting the future, forecasts of our revenues, operating margins, net income and number of total and paid membership additions and other financial and operating data may differ materially from actual results. Such discrepancies could cause a decline in the trading price of our common stock. In addition, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. We base such estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, but actual results may differ from these estimates. For example, we estimate the period of use, beginning with the month of first availability, of any particular licensed or produced television series or movie based upon factors including historical and estimated viewing patterns in order to amortize these content assets. If we revise such estimates it could reduce the amortization period or result in impairment charges for the relevant content assets resulting in greater in-period expenses, which could cause us to miss our earnings guidance or negatively impact the results we report which could negatively impact our stock price.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Los Gatos, California and consist of leased space aggregating approximately 600,000 square feet.
In the United States, we lease other offices in various locations, including approximately 400,000 square feet in Los Angeles, California for content acquisition, marketing and general and administrative operations and Fremont, California for our DVD operations. We also lease office space in other countries to support international streaming operations.
We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional offices.

Item 3.	Legal Proceedings
Information with respect to this item may be found in Note 5 Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, under the caption "Legal Proceedings" which information is incorporated herein by reference.

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

	2017		2016
	High	Low	High	Low
First quarter	$148.29	$124.31	$122.18	$79.95
Second quarter	166.87	138.66	111.85	84.81
Third quarter	191.50	144.25	101.27	84.50
Fourth quarter	204.38	176.58	129.29	97.63
Holders
As of January 25, 2018, there were approximately 327 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.
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
The following graph compares, for the five year period ended December 31, 2017, the total cumulative stockholder return on the Company’s common stock, as adjusted for the seven-for-one stock split that occurred in July 2015, with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the RDG Internet Composite Index. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2012, December 31, 2013, December 31, 2014, December 31, 2015, December 31, 2016 and December 31, 2017. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the RDG Internet Composite Index, respectively, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance. Further information on the stock split can be found in Note 7 Stockholder's Equity in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data
The following selected consolidated financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data." The following amounts related to earnings per share and shares outstanding have been adjusted for the Company's seven-for-one stock split that occurred in July 2015. See Note 7 Stockholder's Equity in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further detail on the stock split.
Consolidated Statements of Operations:

	Year ended December 31,
	2017	2016	2015	2014	2013
	(in thousands, except per share data)
Revenues	$11,692,713	$8,830,669	$6,779,511	$5,504,656	$4,374,562
Operating income	838,679	379,793	305,826	402,648	228,347
Net income	558,929	186,678	122,641	266,799	112,403
Earnings per share:
Basic	$1.29	$0.44	$0.29	$0.63	$0.28
Diluted	$1.25	$0.43	$0.28	$0.62	$0.26
Weighted-average common shares outstanding:
Basic	431,885	428,822	425,889	420,544	407,385
Diluted	446,814	438,652	436,456	431,894	425,327

Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net cash (used in) provided by operating activities	$(1,785,948)	$(1,473,984)	$(749,439)	$16,483	$97,831
Free cash flow (1)	(2,019,659)	(1,659,755)	(920,557)	(126,699)	(16,300)

(1)
Free cash flow is defined as net cash (used in) provided by operating and investing activities, excluding the non-operational cash flows from purchases, maturities and sales of short-term investments. See Liquidity and Capital Resources for a reconciliation of "free cash flow" to "net cash (used in) provided by operating activities."

Consolidated Balance Sheets:

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Cash, cash equivalents and short-term investments	$2,822,795	$1,733,782	$2,310,715	$1,608,496	$1,200,405
Total content assets, net	14,681,989	11,000,808	7,218,815	4,939,460	3,838,364
Working capital	2,203,662	1,133,634	1,902,216	1,263,899	883,049
Total assets	19,012,742	13,586,610	10,202,871	7,042,500	5,404,025
Long-term debt	6,499,432	3,364,311	2,371,362	885,849	491,462
Non-current content liabilities	3,329,796	2,894,654	2,026,360	1,575,832	1,345,590
Total content liabilities	7,502,837	6,527,365	4,815,383	3,693,073	3,121,573
Total stockholders’ equity	3,581,956	2,679,800	2,223,426	1,857,708	1,333,561

Other Data:

	As of / Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Net global streaming membership additions during period (1)	23,786	19,034	17,371	13,041	11,083
Global streaming memberships (1)	117,582	93,796	74,762	57,391	44,350

(1)
A membership (also referred to as a subscription) is defined as the right to receive Netflix service following sign-up and a method of payment being provided. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by our internal systems, which utilize industry standard geo-location technology. We offer free-trial memberships to certain new and rejoining members. Total members include those who are on a free-trial as long as a method of payment has been provided. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations become effective at the end of the prepaid membership period, while involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview and Results of Operations
The following represents our consolidated performance highlights:

	As of/ Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016	2016 vs. 2015
	(in thousands, except revenue per membership and percentages)
Global streaming memberships at end of period	117,582	93,796	74,762	25%	25%
Global streaming average monthly revenue per paying membership	$9.43	$8.61	$8.15	10%	6%
Revenues	$11,692,713	$8,830,669	$6,779,511	32%	30%
Operating income	$838,679	$379,793	$305,826	121%	24%
Operating margin	7%	4%	5%	75%	(20)%
Net income	$558,929	$186,678	$122,641	199%	52%
Consolidated revenues for the year ended December 31, 2017 increased 32%, including an increase of 21% and 58% in revenues in the Domestic streaming and International streaming segments, respectively, as compared to the year ended December 31, 2016. International revenues as of the end of December 31, 2017 accounted for 44% of consolidated revenue for the year ended December 31, 2017 as compared to 36% of consolidated revenues for the year ended December 31, 2016. The increase in consolidated revenues was primarily driven by the growth in the average number of paid streaming memberships globally, the majority of which was growth in our international memberships. Average paid international streaming memberships accounted for 49% of total average paid streaming memberships as of December 31, 2017, as compared to 43% of total average paid streaming memberships as of December 31, 2016. The impact from membership growth was coupled with an increase in global streaming average monthly revenue per paying membership resulting from price changes and plan mix.
The increase in operating income is due primarily to increased revenues partially offset by increased content expenses as we continue to acquire, license and produce content, including more Netflix originals. This increase in content expenses includes a $39.1 million expense related to unreleased content that we have abandoned. Headcount costs to support continued improvements in our streaming service, our international expansion and increased content production activities also increased. The increase in net income was comprised of an increase in operating income and an increase in the tax benefit primarily due to the adoption of ASU 2016-09 in the first quarter of 2017, partially offset by an increase in interest expense primarily due to the higher principal of notes outstanding and an increase in foreign exchange losses primarily due to the remeasurement of our euro denominated senior notes.
We offer three types of streaming membership plans. Our "basic" plan includes access to standard definition quality streaming on a single screen at a time. Our "standard" plan is our most popular streaming plan and includes access to high definition quality streaming on two screens concurrently. Our "premium" plan includes access to high definition and ultra-high definition quality content on four screens concurrently. As of December 31, 2017, pricing on our plans ranged in the U.S. from $7.99 to $13.99 per month and internationally from the U.S. dollar equivalent of approximately $4 to $20 per month. We expect that from time to time the prices of our membership plans in each country may increase.

The following represents the key elements to our segment results of operations:

•
We define contribution profit (loss) as revenues less cost of revenues and marketing expenses incurred by the segment. We believe this is an important measure of our operating segment performance as it represents each segment's performance before global corporate costs. As markets within our International streaming segment become profitable, we increasingly focus on our global operating margin as a measure of profitability.

•
For the Domestic and International streaming segments, amortization of the streaming content assets makes up the vast majority of cost of revenues. Increasingly, we obtain multi-territory or global rights for our streaming content and allocate these rights between Domestic and International streaming segments based on estimated fair market value. Expenses associated with the acquisition, licensing and production of streaming content, streaming delivery costs and other operations costs make up the remainder of cost of revenues. We have built our own global content delivery network ("Open Connect") to help us efficiently stream a high volume of content to our members over the internet. Streaming delivery expenses, therefore, include equipment costs related to Open Connect and all third-party costs, such as cloud computing costs, associated with delivering streaming content over the internet. Other operations costs include customer service and payment processing fees, including those we pay to our integrated payment partners, as well as other costs incurred in making our content available to members.

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and certain payments made to our marketing partners, including consumer electronics manufacturers, MVPD's, mobile operators and ISP's. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses are incurred by our Domestic and International streaming segments given our focus on building consumer awareness of the streaming offerings, and in particular our original content.

Segment Results

Domestic Streaming Segment

	As of/ Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	5,319	4,693	5,624	626	13%	(931)	(17)%
Memberships at end of period	54,750	49,431	44,738	5,319	11%	4,693	10%
Paid memberships at end of period	52,810	47,905	43,401	4,905	10%	4,504	10%
Average monthly revenue per paying membership	$10.18	$9.21	$8.50	$0.97	11%	$0.71	8%

Contribution profit:
Revenues	$6,153,025	$5,077,307	$4,180,339	$1,075,718	21%	$896,968	21%
Cost of revenues	3,319,230	2,855,789	2,487,193	463,441	16%	368,596	15%
Marketing	553,331	382,832	317,646	170,499	45%	65,186	21%
Contribution profit	2,280,464	1,838,686	1,375,500	441,778	24%	463,186	34%
Contribution margin	37%	36%	33%
Year ended December 31, 2017 as compared to the year ended December 31, 2016
In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members in the United States. The increase in our domestic streaming revenues was due to a 10% growth in the average number of paid memberships and an 11% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes and plan mix. Our standard plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $419.0 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. In addition, we had a $44.4 million increase in other costs, such as payment processing fees and customer service call centers, due to our growing member base.
Domestic marketing expenses increased primarily due to an increase in advertising and public relations spending as well as increased payments to our partners. In 2018, we expect marketing spending growth to outpace revenue growth.
Our Domestic streaming segment had a contribution margin of 37% for the year ended December 31, 2017, which increased as compared to the contribution margin of 36% for the year ended December 31, 2016 due to growth in paid memberships and revenue, which continued to outpace content spending.

Year ended December 31, 2016 as compared to the year ended December 31, 2015
The increase in our domestic streaming revenues was due to a 12% growth in the average number of paid memberships and a 8% increase in average monthly revenue per paying membership resulting from our price changes and plan mix. The increase in average monthly revenue per paying membership resulted from our price changes and plan mix. In 2016, we phased out grandfathered pricing and cancellations by members whose grandfathered pricing expired were not material.
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

International Streaming Segment

	As of /Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	18,467	14,341	11,747	4,126	29%	2,594	22%
Memberships at end of period	62,832	44,365	30,024	18,467	42%	14,341	48%
Paid memberships at end of period	57,834	41,185	27,438	16,649	40%	13,747	50%
Average monthly revenue per paying membership	$8.66	$7.81	$7.48	$0.85	11%	$0.33	4%

Contribution profit (loss):
Revenues	$5,089,191	$3,211,095	$1,953,435	$1,878,096	58%	$1,257,660	64%
Cost of revenues	4,137,911	2,911,370	1,780,375	1,226,541	42%	1,130,995	64%
Marketing	724,691	608,246	506,446	116,445	19%	101,800	20%
Contribution profit (loss)	226,589	(308,521)	(333,386)	535,110	173%	24,865	7%
Contribution margin	4%	(10)%	(17)%

Year ended December 31, 2017 as compared to the year ended December 31, 2016

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members outside the United States. We launched our streaming service in Canada in September 2010 and have expanded our services internationally as shown below.

The increase in our international revenues was due to the 43% growth in the average number of paid international memberships and an 11% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes and plan mix, coupled with favorable fluctuations in foreign exchange rates. We estimate that international revenues would have been approximately $21.9 million lower in the year ended December 31, 2017 if foreign exchange rates had remained consistent with those for the year ended December 31, 2016. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations.
The increase in international cost of revenues was primarily due to a $990.3 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $236.2 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base, partially offset by decreases resulting from exchange rate fluctuations.
International marketing expenses increased mainly due to increased advertising and public relations as well as increased payments to our partners.
International contribution profit increased $535.1 million year over year as profit growth in our more mature markets offset investments in newer markets.

Year ended December 31, 2016 as compared to the year ended December 31, 2015

The increase in our international revenues was due to the 57% growth in the average number of paid international memberships and a 4% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes and plan mix, offset partially by unfavorable fluctuations in foreign exchange rates. We estimate that international revenues would have been approximately $174.0 million higher in the year ended December 31, 2016 if foreign exchange rates had remained consistent with those for the year ended December 31, 2015. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations.

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

Domestic DVD Segment

	As of/ Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(731)	(790)	(863)	(59)	(7)%	(73)	(8)%
Memberships at end of period	3,383	4,114	4,904	(731)	(18)%	(790)	(16)%
Paid memberships at end of period	3,330	4,029	4,787	(699)	(17)%	(758)	(16)%
Average monthly revenue per paying membership	$10.17	$10.22	$10.30	$(0.05)	—%	$(0.08)	(1)%

Contribution profit:
Revenues	$450,497	$542,267	$645,737	$(91,770)	(17)%	$(103,470)	(16)%
Cost of revenues	202,525	262,742	323,908	(60,217)	(23)%	(61,166)	(19)%
Contribution profit	247,972	279,525	321,829	(31,553)	(11)%	(42,304)	(13)%
Contribution margin	55%	52%	50%

Year ended December 31, 2017 as compared to the year ended December 31, 2016

In the Domestic DVD segment, we derive revenues from our DVD-by-mail membership services. The price per plan for DVD-by-mail varies from $4.99 to $14.99 per month according to the plan chosen by the member. DVD-by-mail plans differ by the number of DVDs that a member may have out at any given point. Members electing access to high definition Blu-ray discs, in addition to standard definition DVDs, pay a surcharge ranging from $2 to $3 per month for our most popular plans. Cost of revenues in the Domestic DVD segment consist primarily of delivery expenses such as packaging and postage costs, content expenses, and other expenses associated with our DVD processing and customer service centers. The number of memberships to our DVD-by-mail offering is declining, and we anticipate that this decline will continue.
Our Domestic DVD segment had a contribution margin of 55% for the year ended December 31, 2017, up from 52% for the year ended December 31, 2016 due to the decrease in DVD usage by paying members and decreased DVD content expenses.

Year ended December 31, 2016 as compared to the year ended December 31, 2015

Our Domestic DVD segment had a contribution margin of 52% for the year ended December 31, 2016, up from 50% for the year ended December 31, 2015 due to the decrease in DVD usage by paying members and decreased DVD content expenses.

Consolidated Operating Expenses
Technology and Development
Technology and development expenses consist of payroll and related expenses for all technology personnel, as well as other costs incurred in making improvements to our service offerings, including testing, maintaining and modifying our user interface, our recommendation, merchandising and streaming delivery technology and infrastructure. Technology and development expenses also include costs associated with computer hardware and software.

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	(in thousands, except percentages)
Technology and development	$1,052,778	$852,098	$650,788	$200,680	24%	$201,310	31%
As a percentage of revenues	9%	10%	10%
Year ended December 31, 2017 as compared to the year ended December 31, 2016
The increase in technology and development expenses was primarily due to a $131.1 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and a 3% growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third-party expenses, including costs associated with cloud computing, increased $39.1 million and facilities-related costs increased $30.1 million, primarily driven by costs for our expanded Los Gatos, California headquarters.
Year ended December 31, 2016 as compared to the year ended December 31, 2015
The increase in technology and development expenses was primarily due to a $162.3 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and a 20% growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third-party expenses, including costs associated with cloud computing, increased $27.3 million.
General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as for personnel that support global functions related to content, marketing, public relations and operations other than customer service. General and administrative expenses also includes professional fees and other general corporate expenses.

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	(in thousands, except percentages)
General and administrative	$863,568	$577,799	$407,329	$285,769	49%	$170,470	42%
As a percentage of revenues	7%	7%	6%

Year ended December 31, 2017 as compared to the year ended December 31, 2016
General and administrative expenses increased primarily due to a $184.7 million increase in personnel-related costs, including stock-based compensation expense, resulting from a 56% increase in average headcount primarily to support our international expansion and increased production of original content, and an increase in compensation for existing employees. In addition, facilities-related costs increased $49.9 million, primarily driven by costs for our expanded Los Gatos, California headquarters and new Los Angeles, California facility, both of which were placed into operation in the first quarter of 2017. In addition, third-party expenses, including costs for contractors and consultants, increased $49.4 million.
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
Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations. See Note 4 Long-term Debt in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further detail of our long-term debt obligations.

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	(in thousands, except percentages)
Interest expense	$(238,204)	$(150,114)	$(132,716)	$88,090	59%	$17,398	13%
As a percentage of revenues	2%	2%	2%
Year ended December 31, 2017 as compared to the year ended December 31, 2016
Interest expense for the year ended December 31, 2017 consists primarily of $229.2 million of interest on our notes. The increase in interest expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is due to the increase of long-term debt.
Year ended December 31, 2016 as compared to the year ended December 31, 2015
Interest expense for the year ended December 31, 2016 consists primarily of $143.3 million of interest on our notes. The increase in interest expense for the year ended December 31, 2016 as compared to the year ended December 31, 2015 is due to the increase of long-term debt.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	(in thousands, except percentages)
Interest and other income (expense)	$(115,154)	$30,828	$(31,225)	$(145,982)	(474)%	$62,053	199%
Year ended December 31, 2017 as compared to the year ended December 31, 2016
Interest and other income (expense) decreased primarily due to foreign exchange losses. In the year ended December 31, 2017, the foreign exchange loss of $127.9 million was primarily driven by the $140.8 million loss from remeasurement of our €1,300 million Senior Notes partially offset by the remeasurement of cash and content liability positions in currencies other than functional currencies of our European and U.S. entities.

Year ended December 31, 2016 as compared to the year ended December 31, 2015
Interest and other income (expense) increased primarily due to foreign exchange. In the year ended December 31, 2016, the foreign exchange gain of $22.8 million was primarily driven by the remeasurement of significant content liabilities denominated in currencies other than functional currencies.
Provision for Income Taxes

	Year Ended December 31,			Change
	2017	2016	2015	2017 vs. 2016		2016 vs. 2015
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(73,608)	$73,829	$19,244	$(147,437)	(200)%	54,585	284%
Effective tax rate	(15)%	28%	14%
Year ended December 31, 2017 as compared to the year ended December 31, 2016

At the beginning of 2017, we underwent a corporate restructuring that better aligns our corporate structure with how our business operates. As a result of this restructuring and our increasing international income, there is now significantly more income being taxed at rates lower than the U.S. tax rate.
The decrease in our effective tax rate is mainly due to the recognition of excess tax benefits attributable to the adoption of ASU 2016-09 and an increase in foreign income taxed at rates lower than the U.S. statutory rate. In 2017, the difference between our (15)% effective tax rate and the Federal statutory rate of 35% was $(243.5) million primarily due to the recognition of excess tax benefits as a component of the provision for income taxes, an increase in foreign income taxed at rates lower than the U.S. statutory rate and Federal and California research and development credits (“R&D”), partially offset by state taxes and non-deductible expenses as well as the provisional impact of changes to tax law.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $79.1 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $46.9 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $32.2 million based on cumulative foreign earnings of $484.9 million. We also recorded a $66.5 million benefit related to foreign taxes expensed in prior years that may now be claimed as a Foreign Tax Credit. We have determined there is sufficient foreign source income projected to utilize these credits.
Year ended December 31, 2016 as compared to the year ended December 31, 2015
The increase in our effective tax rate is mainly due to a $13.4 million release of tax reserves in 2015 and an increase in foreign taxes. In 2016, the difference between our 28% effective tax rate and the Federal statutory rate of 35% was $17.3 million primarily due to the 2016 Federal and California R&D credits partially offset by state income taxes, foreign taxes, and nondeductible expenses.

Liquidity and Capital Resources

	Year Ended December 31,
	2017	2016
	(in thousands)
Cash and cash equivalents and short-term investments	$2,822,795	$1,733,782
Long-term debt	6,499,432	3,364,311

Cash, cash equivalents and short-term investments increased $1,089.0 million in the year ended December 31, 2017 primarily due to cash received from the issuance of debt partially offset by an increase in cash used in operations. As of December 31, 2017, cash and cash equivalents held by our foreign subsidiaries amounted to $611.3 million. The Tax Cut and Jobs Act of 2017 included a one-time transition tax on unremitted foreign earnings, and accordingly, we recorded tax expense of $32.2 million related to the transition tax on the one-time mandatory deemed repatriation of all our foreign earnings as of December 31, 2017. See Note 9 Income Taxes in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information on income taxes.
Long-term debt, net of debt issuance costs, increased $3,135.1 million due to long-term note issuances of €1,300.0 million in May 2017 and $1,600.0 million in October 2017. The earliest maturity date for our outstanding long-term debt is February 2021. In July 2017, we entered into a $500.0 million unsecured revolving credit facility (“Revolving Credit Agreement”), with an uncommitted incremental facility to increase the amount of the revolving credit facility by up to an additional $250.0 million subject to certain terms and conditions. As of December 31, 2017, no amounts had been borrowed under the Revolving Credit Agreement. See Note 4 Long-term Debt in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for additional information about long-term debt. We anticipate financing our capital needs in the debt market, as we believe our after-tax cost of debt is lower than our cost of equity. Our ability to obtain any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Our primary uses of cash include the acquisition, licensing and production of content, streaming delivery, marketing programs and personnel-related costs. For licensed content, cash payment terms have historically been in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to significantly increase our investments in global streaming content, particularly in original content, which will impact our liquidity and result in future negative free cash flows for many years. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for at least the next twelve months.
Free Cash Flow
We define free cash flow as cash provided by (used in) operating and investing activities excluding the non-operational cash flows from purchases, maturities and sales of short-term investments. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments and for certain other activities or the amount of cash used in operations, including investments in global streaming content. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow used in operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over amortization, non-cash stock-based compensation expense and other working capital differences. Working capital differences include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly and deferred revenue is a source of cash flow.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(1,785,948)	$(1,473,984)	$(749,439)
Net cash provided by (used in) investing activities	34,329	49,765	(179,192)
Net cash provided by financing activities	3,076,990	1,091,630	1,640,277

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(1,785,948)	(1,473,984)	(749,439)
Acquisition of DVD content assets	(53,720)	(77,177)	(77,958)
Purchases of property and equipment	(173,302)	(107,653)	(91,248)
Other assets	(6,689)	(941)	(1,912)
Non-GAAP free cash flow	$(2,019,659)	$(1,659,755)	$(920,557)

Year ended December 31, 2017 as compared to the year ended December 31, 2016

Cash used in operating activities increased $312.0 million resulting in net cash used in operating activities of $1,785.9 million for the year ended December 31, 2017. The significant net cash used in operations is due primarily to the increase in investments in streaming content that require more upfront payments. The payments for streaming content assets increased $2,025.1 million, from $6,880.6 million to $8,905.8 million, or 29%, as compared to an increase in the amortization of streaming content assets of $1,409.3 million, from $4,788.5 million to $6,197.8 million, or 29%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount costs to support our continued improvements in our streaming service, our international expansion and increased content production activities. The increased use of cash was partially offset by a $2,862.0 million or 32% increase in revenues.
Cash provided by investing activities decreased by $15.4 million, primarily due to a $65.6 million increase in the purchases of property and equipment, largely due to the expansion of our Los Gatos, California headquarters, as well as our new office space in Los Angeles, California. This increase in cash used was partially offset by an increase of $32.5 million in the proceeds from sales and maturities of short-term investments, net of purchases due to the sale of our short-term investments in July 2017 as well as a decline in DVD purchases of $23.5 million.
Cash provided by financing activities increased $1,985.4 million primarily due to the $2,988.4 million net proceeds from the issuance of the 3.625% Notes and 4.875% Notes in the year ended December 31, 2017 as compared to the $989.3 million net proceeds from the issuance of the 4.375% Notes in the year ended December 31, 2016.
Free cash flow was $2,578.6 million lower than net income for the year ended December 31, 2017 primarily due to $2,707.9 million of cash payments for streaming content assets over streaming amortization expense and $52.9 million of unfavorable other working capital differences partially offset by $182.2 million of non-cash stock-based compensation expense.

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

Contractual Obligations
For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of December 31, 2017. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2017:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$17,694,642	$7,446,947	$8,210,159	$1,894,001	$143,535
Debt (2)	9,048,828	311,339	627,444	1,761,465	6,348,580
Lease obligations (3)	737,378	101,987	193,815	162,606	278,970
Other purchase obligations (4)	544,933	253,443	220,181	46,590	24,719
Total	$28,025,781	$8,113,716	$9,251,599	$3,864,662	$6,795,804

(1)
As of December 31, 2017, streaming content obligations were comprised of $4.2 billion included in "Current content liabilities" and $3.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

Streaming content obligations increased $3.2 billion from $14.5 billion as of December 31, 2016 to $17.7 billion as of December 31, 2017 primarily due to multi-year commitments associated with the continued expansion of our exclusive and original programming.
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

(2)
Long-term debt obligations include our Notes consisting of principal and interest payments. See Note 4 Long-term Debt in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.

(3)
Lease obligations include lease financing obligations of $15.6 million related to our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $508.3 million for our headquarters in Los Gatos, California, and our office space in Los Angeles, California and other commitments of $213.5 million and for facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2027.

(4)	Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery and DVD content acquisition.

As of December 31, 2017, we had gross unrecognized tax benefits of $42.9 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the consolidated balance sheets. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.
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
Indemnifications
The information set forth under Note 6 Guarantees - Indemnification Obligations in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K is incorporated herein by reference.
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
For licenses, we capitalize the fee per title and record a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known and the title is accepted and available for streaming. The portion available for streaming within one year is recognized as “Current content assets, net” and the remaining portion as “Non-current content assets, net” on the Consolidated Balance Sheets.
For productions, we capitalize costs associated with the production, including development cost, direct costs and production overhead. We include these amounts in "Non-current content assets, net" on the Consolidated Balance Sheets. Participations and residuals are expensed in line with the amortization of production costs.
Based on factors including historical and estimated viewing patterns, we amortize the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations, over the shorter of each title's contractual window of availability or estimated period of use or ten years, beginning with the month of first availability. The amortization is on an accelerated basis as we typically expect more upfront viewing, for instance due to additional merchandising and marketing efforts. We review factors that impact the amortization of the content assets on a regular basis. Our estimates related to these factors require considerable management judgment.
Our business model is subscription based as opposed to a model generating revenues at a specific title level. Therefore, content assets, both licensed and produced, are reviewed in aggregate at the operating segment level when an event or change in circumstances indicates a change in the expected usefulness. To date, we have not identified any such event or changes in circumstances. If such changes are identified in the future, these aggregated content assets will be stated at the lower of unamortized cost, net realizable value or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off.

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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. At December 31, 2017 the valuation allowance of $49.4 million was related to foreign tax credits that we are not expected to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2017, our estimated gross unrecognized tax benefits were $42.9 million of which $37.9 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017 , the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Act and guidance available as of the date of this filing and as a result have recorded $79.1 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $46.9 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $32.2 million based on cumulative foreign earnings of $484.9 million.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, we have determined that the $46.9 million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $32.2 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

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
We are exposed to market risks related to interest rate changes and the corresponding changes in the market values of our debt and foreign currency fluctuations. In July 2017, we sold all short-term investments.
Interest Rate Risk
At December 31, 2017, our cash equivalents were generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

As of December 31, 2017, we had $6.6 billion of debt, consisting of fixed rate unsecured debt in seven tranches due between 2021 and 2028. Refer to Note 4 to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.

Foreign Currency Risk
International revenues and cost of revenues account for 44% and 54%, respectively, of consolidated amounts for the year ended December 31, 2017. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. For the year ended December 31, 2017, we believe our international revenues would have been approximately $21.9 million lower had foreign currency exchange rates remained consistent with those for the year ended December 31, 2016.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the year ended December 31, 2017, we recognized a $127.9 million foreign exchange loss which resulted primarily from the remeasurement of our €1,300.0 million Senior Notes and was partially offset by the remeasurement of significant content liabilities denominated in currencies other than functional currencies of our European and U.S. entities.
In addition, the effect of exchange rate changes on cash and cash equivalents in the year ended December 31, 2017 was an increase of $29.8 million.
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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)	Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Netflix, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Netflix, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Netflix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 of the Company and our report dated January 29, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
San Jose, California
January 29, 2018

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

None.

NETFLIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Netflix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Netflix, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017. In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated January 29, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2012.
San Jose, California
January 29, 2018

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2017	2016	2015
Revenues	$11,692,713	$8,830,669	$6,779,511
Cost of revenues	7,659,666	6,029,901	4,591,476
Marketing	1,278,022	991,078	824,092
Technology and development	1,052,778	852,098	650,788
General and administrative	863,568	577,799	407,329
Operating income	838,679	379,793	305,826
Other income (expense):
Interest expense	(238,204)	(150,114)	(132,716)
Interest and other income (expense)	(115,154)	30,828	(31,225)
Income before income taxes	485,321	260,507	141,885
Provision for (benefit from) income taxes	(73,608)	73,829	19,244
Net income	$558,929	$186,678	$122,641
Earnings per share:
Basic	$1.29	$0.44	$0.29
Diluted	$1.25	$0.43	$0.28
Weighted-average common shares outstanding:
Basic	431,885	428,822	425,889
Diluted	446,814	438,652	436,456

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2017	2016	2015
Net income	$558,929	$186,678	$122,641
Other comprehensive income (loss):
Foreign currency translation adjustments	27,409	(5,464)	(37,887)
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $378, $126, and $(598), respectively	599	207	(975)
Total other comprehensive income (loss)	28,008	(5,257)	(38,862)
Comprehensive income	$586,937	$181,421	$83,779

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$558,929	$186,678	$122,641
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(9,805,763)	(8,653,286)	(5,771,652)
Change in streaming content liabilities	900,006	1,772,650	1,162,413
Amortization of streaming content assets	6,197,817	4,788,498	3,405,382
Amortization of DVD content assets	60,657	78,952	79,380
Depreciation and amortization of property, equipment and intangibles	71,911	57,528	62,283
Stock-based compensation expense	182,209	173,675	124,725
Excess tax benefits from stock-based compensation	—	(65,121)	(80,471)
Other non-cash items	57,207	40,909	31,628
Foreign currency remeasurement loss on long-term debt	140,790	—	—
Deferred taxes	(208,688)	(46,847)	(58,655)
Changes in operating assets and liabilities:
Other current assets	(234,090)	46,970	18,693
Accounts payable	74,559	32,247	51,615
Accrued expenses	114,337	68,706	48,810
Deferred revenue	177,974	96,751	72,135
Other non-current assets and liabilities	(73,803)	(52,294)	(18,366)
Net cash used in operating activities	(1,785,948)	(1,473,984)	(749,439)
Cash flows from investing activities:
Acquisitions of DVD content assets	(53,720)	(77,177)	(77,958)
Purchases of property and equipment	(173,302)	(107,653)	(91,248)
Other assets	(6,689)	(941)	(1,912)
Purchases of short-term investments	(74,819)	(187,193)	(371,915)
Proceeds from sale of short-term investments	320,154	282,484	259,079
Proceeds from maturities of short-term investments	22,705	140,245	104,762
Net cash provided by (used in) investing activities	34,329	49,765	(179,192)
Cash flows from financing activities:
Proceeds from issuance of debt	3,020,510	1,000,000	1,500,000
Issuance costs	(32,153)	(10,700)	(17,629)
Proceeds from issuance of common stock	88,378	36,979	77,980
Excess tax benefits from stock-based compensation	—	65,121	80,471
Other financing activities	255	230	(545)
Net cash provided by financing activities	3,076,990	1,091,630	1,640,277
Effect of exchange rate changes on cash and cash equivalents	29,848	(9,165)	(15,924)
Net increase (decrease) in cash and cash equivalents	1,355,219	(341,754)	695,722
Cash and cash equivalents, beginning of year	1,467,576	1,809,330	1,113,608
Cash and cash equivalents, end of year	$2,822,795	$1,467,576	$1,809,330
Supplemental disclosure:
Income taxes paid	$113,591	$26,806	$27,658
Interest paid	213,313	138,566	111,761
Increase (decrease) in investing activities included in liabilities	(32,643)	27,504	(4,978)
See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$2,822,795	$1,467,576
Short-term investments	—	266,206
Current content assets, net	4,310,934	3,726,307
Other current assets	536,245	260,202
Total current assets	7,669,974	5,720,291
Non-current content assets, net	10,371,055	7,274,501
Property and equipment, net	319,404	250,395
Other non-current assets	652,309	341,423
Total assets	$19,012,742	$13,586,610
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,173,041	$3,632,711
Accounts payable	359,555	312,842
Accrued expenses	315,094	197,632
Deferred revenue	618,622	443,472
Total current liabilities	5,466,312	4,586,657
Non-current content liabilities	3,329,796	2,894,654
Long-term debt	6,499,432	3,364,311
Other non-current liabilities	135,246	61,188
Total liabilities	15,430,786	10,906,810
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2017 and 2016; no shares issued and outstanding at December 31, 2017 and 2016	—	—
Common stock, $0.001 par value; 4,990,000,000 shares authorized at December 31, 2017 and December 31, 2016, respectively; 433,392,686 and 430,054,212 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	1,871,396	1,599,762
Accumulated other comprehensive loss	(20,557)	(48,565)
Retained earnings	1,731,117	1,128,603
Total stockholders’ equity	3,581,956	2,679,800
Total liabilities and stockholders’ equity	$19,012,742	$13,586,610

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock and Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2014	422,910,887	$1,042,870	$(4,446)	$819,284	$1,857,708
Net income	—	—	—	122,641	122,641
Other comprehensive loss	—	—	(38,862)	—	(38,862)
Issuance of common stock upon exercise of options	5,029,553	77,334	—	—	77,334
Stock-based compensation expense	—	124,725	—	—	124,725
Excess stock option income tax benefits	—	79,880	—	—	79,880
Balances as of December 31, 2015	427,940,440	$1,324,809	$(43,308)	$941,925	$2,223,426
Net income	—	—	—	186,678	186,678
Other comprehensive loss	—	—	(5,257)	—	(5,257)
Issuance of common stock upon exercise of options	2,113,772	36,979	—	—	36,979
Stock-based compensation expense	—	173,675	—	—	173,675
Excess stock option income tax benefits	—	64,299	—	—	64,299
Balances as of December 31, 2016	430,054,212	$1,599,762	$(48,565)	$1,128,603	$2,679,800
Net income	—	—	—	558,929	558,929
Other comprehensive income	—	—	28,008	—	28,008
Issuance of common stock upon exercise of options	3,338,474	89,425	—	—	89,425
Stock-based compensation expense	—	182,209	—	—	182,209
Cumulative Effect Adjustment of ASU 2016-09 (Note 1)	—	—	—	43,585	43,585
Balances as of December 31, 2017	433,392,686	$1,871,396	$(20,557)	$1,731,117	$3,581,956

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Description of Business
Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is the world’s leading internet television network with over 117 million streaming memberships in over 190 countries enjoying more than 140 million hours of TV shows and movies per day, including original series, documentaries and feature films. Members can watch as much as they want, anytime, anywhere, on nearly any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the United States ("U.S."), members can receive DVDs.
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD, all of which derive revenue from monthly membership fees. See Note 11 to the consolidated financial statements for further detail on the Company's segments.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the streaming content asset amortization policy and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.
Recently adopted accounting pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends Accounting Standards Codification ("ASC") Topic 718, Compensation – Stock Compensation. ASU 2016-09 simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. Under the new standard, all excess tax benefits and tax deficiencies are recorded as a component of the provision for income taxes in the reporting period in which they occur. Additionally, ASU 2016-09 requires that the Company present excess tax benefits on the Statement of Cash Flows as an operating activity. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. The Company adopted ASU 2016-09 in fiscal year 2017 and elected to apply this adoption prospectively. Prior periods have not been adjusted. See Note 9 to the consolidated financial statements for information regarding the impact on the Company’s financial statements.
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
Recently issued accounting pronouncements not yet adopted
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. In July 2015, the FASB deferred the effective date for annual reporting periods beginning after December 15, 2017 (including interim reporting periods within those periods). The amendments may be applied retrospectively to each prior period (full retrospective) or retrospectively with the cumulative effect recognized as of the date of initial application (modified retrospective). The Company will adopt ASU 2014-09 in the first quarter of 2018 and apply the modified retrospective approach. Because the Company's primary source of revenues is from monthly membership fees which are recognized ratably over each monthly membership period, the Company does not expect the impact on its consolidated financial statements to be material.
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
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the Tax Cuts and Jobs Act (the "Act"). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period cost are both acceptable methods subject to an accounting policy election. Effective the first quarter of 2018, the Company will elect to treat any potential GILTI inclusions as a period cost as we are not projecting any material impact from GILTI inclusions and any deferred taxes related to any inclusion would be immaterial.
Cash Equivalents and Short-term Investments
The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company also classifies amounts in transit from payment processors for customer credit card and debit card transactions as cash equivalents.
In July 2017, the Company sold all short-term investments. The Company classified short-term investments, which consisted of marketable securities with original maturities in excess of 90 days as available-for-sale. Short-term investments were reported at fair value with unrealized gains and losses included in “Accumulated other comprehensive loss” within Stockholders’ equity in the Consolidated Balance Sheets. The amortization of premiums and discounts on the investments, realized gains and losses, and declines in value judged to be other-than-temporary on available-for-sale securities are included in “Interest and other income (expense)” in the Consolidated Statements of Operations. The Company used the specific identification method to determine cost in calculating realized gains and losses upon the sale of short-term investments.
Short-term investments were reviewed periodically to identify possible other-than-temporary impairment. When evaluating the investments, the Company reviewed factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer, the Company’s intent to sell, or whether it would be more likely than not that the Company would be required to sell the investments before the recovery of their amortized cost basis.

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

For productions, the Company capitalizes costs associated with the production, including development costs, direct costs and production overhead. These amounts are included in "Non-current content assets, net" on the Consolidated Balance Sheets. Participations and residuals are expensed in line with the amortization of production costs.
Based on factors including historical and estimated viewing patterns, the Company amortizes the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations over the shorter of each title's contractual window of availability or estimated period of use or 10 years, beginning with the month of first availability. The amortization is on an accelerated basis, as the Company typically expects more upfront viewing, for instance due to additional merchandising and marketing efforts. The Company reviews factors impacting the amortization of the content assets on an ongoing basis. The Company's estimates related to these factors require considerable management judgment.
The Company's business model is subscription based as opposed to a model generating revenues at a specific title level. Therefore, content assets, both licensed and produced, are reviewed in aggregate at the operating segment level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the net realizable value or fair value may be less than amortized cost. To date, the Company has not identified any such event or changes in circumstances. If such changes are identified in the future, these aggregated content assets will be stated at the lower of unamortized cost, net realizable value or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off.
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
Revenue Recognition
The Company's primary source of revenues are from monthly membership fees. Members are billed in advance of the start of their monthly membership and revenues are recognized ratably over each monthly membership period. Revenues are presented net of the taxes that are collected from members and remitted to governmental authorities. Deferred revenue consists of membership fees billed that have not been recognized and gift and other prepaid memberships that have not been redeemed.
Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to the Company’s partners, including consumer electronics (“CE”) manufacturers, multichannel video programming distributors (“MVPDs”), mobile operators and internet service providers (“ISPs”). Advertising expenses include promotional activities such as digital and television advertising. Advertising costs are expensed as incurred. Advertising expenses were $1,091.1 million, $842.4 million and $714.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Research and Development
Research and development expenses are included within "Technology and Development" on the Company's Consolidated Statements of Operations and primarily consist of payroll and related costs incurred in making improvements to our service offerings. Research and development expenses were $981.3 million, $768.3 million and $570.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in interest and other income (expense). Foreign currency transactions resulted in a loss of $127.9 million for the year ended December 31, 2017 and a gain of $22.8 million and a loss of $37.3 million for the years ended December 31, 2016 and 2015 respectively.
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

	Year ended December 31,
	2017	2016	2015
	(in thousands, except per share data)
Basic earnings per share:
Net income	$558,929	$186,678	$122,641
Shares used in computation:
Weighted-average common shares outstanding	431,885	428,822	425,889
Basic earnings per share	$1.29	$0.44	$0.29
Diluted earnings per share:
Net income	$558,929	$186,678	$122,641
Shares used in computation:
Weighted-average common shares outstanding	431,885	428,822	425,889
Employee stock options	14,929	9,830	10,567
Weighted-average number of shares	446,814	438,652	436,456
Diluted earnings per share	$1.25	$0.43	$0.28
Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,
	2017	2016	2015
	(in thousands)
Employee stock options	189	1,545	517
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

In July 2017, the Company sold all short-term investments. As of December 31, 2017, $449.7 million and $1.3 million of money market funds, classified as Level 1 securities, were included in Cash and cash equivalents and Non-current assets, respectively, on the Company's Consolidated Balance Sheet. Foreign time deposits of $300.8 million, classified as Level 2 securities, were included in Cash and cash equivalents on the Company's Consolidated Balance Sheet. Additionally, $4.4 million of restricted cash is included in Non-current assets on the Company's Consolidated Balance Sheet. Amounts included in Non-current assets are primarily related to workers compensation deposits and letter of credit agreements.

The following table summarizes, by major security type, the Company’s assets that were measured at fair value on a recurring basis and were categorized using the fair value hierarchy and where they are classified on the Consolidated Balance Sheets as of December 31, 2016.

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
There were no material other-than-temporary impairments or credit losses related to available-for-sale securities in the years ended December 31, 2017, 2016 or 2015.

There were no material gross realized gains or losses from the sale of available-for-sale investments in the years ended December 31, 2017, 2016 and 2015. Realized gains and losses and interest income are included in "Interest and other income (expense)" on the Consolidated Statements of Operations.

3.	Balance Sheet Components
Content Assets
Content assets consisted of the following:

	As of December 31,
	2017	2016
	(in thousands)

Licensed content, net	$11,771,778	$9,595,315
Produced content, net
Released, less amortization	1,427,256	335,400
In production	1,311,137	1,010,463
In development and pre-production	158,517	34,215
	2,896,910	1,380,078
DVD, net	13,301	25,415
Total	$14,681,989	$11,000,808

Current content assets, net	$4,310,934	$3,726,307
Non-current content assets, net	$10,371,055	$7,274,501
On average, over 90% of a licensed or produced streaming content asset is expected to be amortized within four years after its month of first availability.
As of December 31, 2017, over 30% of the $14.7 billion unamortized cost is expected to be amortized within one year and 29%, 78% and over 80% of the $1.4 billion unamortized cost of the produced content that has been released is expected to be amortized within one year, three years and four years, respectively.
As of December 31, 2017, the amount of accrued participations and residuals was not material.

 Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of December 31,		Estimated Useful Lives (in Years)
	2017	2016
	(in thousands)
Information technology assets	$223,850	$185,345	3 years
Furniture and fixtures	49,217	32,185	3 years
Buildings	40,681	40,681	30 years
Leasehold improvements	229,848	107,945	Over life of lease
DVD operations equipment	59,316	70,152	5 years
Corporate aircraft	30,039	—	8 years
Capital work-in-progress	8,267	108,296
Property and equipment, gross	641,218	544,604
Less: Accumulated depreciation	(321,814)	(294,209)
Property and equipment, net	$319,404	$250,395

The decrease in capital work-in-progress from December 31, 2016 is primarily due to leasehold improvements for the Company's expanded Los Gatos, California headquarters and the Company's new Los Angeles, California facility, both of which were placed into operation in the first quarter of 2017.

4.	Long-term Debt

As of December 31, 2017, the Company had aggregate outstanding long-term notes of $6,499.4 million, net of $61.9 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.

The following table provides a summary of the Company's outstanding long-term debt and the fair values based on quoted market prices in less active markets as of December 31, 2017 and December 31, 2016:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Due Dates	December 31, 2017	December 31, 2016
	(in millions)				(in millions)
4.875% Senior Notes	$1,600	October 2017	April 2028	April 15 and October 15	$1,571	$—
3.625% Senior Notes (1)	1,561	May 2017	May 2027	May 15 and November 15	1,575	—
4.375% Senior Notes	1,000	October 2016	November 2026	May 15 and November 15	983	975
5.50% Senior Notes	700	February 2015	February 2022	April 15 and October 15	739	758
5.875% Senior Notes	800	February 2015	February 2025	April 15 and October 15	856	868
5.750% Senior Notes	400	February 2014	March 2024	March 1 and September 1	427	431
5.375% Senior Notes	500	February 2013	February 2021	February 1 and August 1	530	539

(1) Debt is denominated in euro with a €1,300 million aggregate principal amount and is remeasured into U.S. dollars at each balance sheet date. Total proceeds were $1,420.5 million and remeasurement loss on long-term debt was $140.8 million for the year ended December 31, 2017.
Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of December 31, 2017 and December 31, 2016, the Company was in compliance with all related covenants.

Revolving Credit Facility

In July 2017, the Company entered into a $500.0 million unsecured revolving credit facility (“Revolving Credit Agreement”), with an uncommitted incremental facility to increase the amount of the revolving credit facility by up to an additional $250.0 million, subject to certain terms and conditions. Revolving loans may be borrowed, repaid and reborrowed until July 27, 2022, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of December 31, 2017, no amounts have been borrowed under the Revolving Credit Agreement.

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

Company and its subsidiaries, taken as a whole. As of December 31, 2017, the Company was in compliance with all related covenants.

5.	Commitments and Contingencies
Streaming Content
At December 31, 2017, the Company had $17.7 billion of obligations comprised of $4.2 billion included in "Current content liabilities" and $3.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
At December 31, 2016, the Company had $14.5 billion of obligations comprised of $3.6 billion included in "Current content liabilities" and $2.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $8.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of December 31,
	2017	2016
	(in thousands)
Less than one year	$7,446,947	$6,200,611
Due after one year and through 3 years	8,210,159	6,731,336
Due after 3 years and through 5 years	1,894,001	1,386,934
Due after 5 years	143,535	160,606
Total streaming content obligations	$17,694,642	$14,479,487

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
Because the terms of the Company’s facilities lease agreements for its original Los Gatos, California headquarters site required the Company’s involvement in the construction funding of the buildings, the Company is the “deemed owner” (for accounting purposes only) of these buildings. Accordingly, the Company recorded an asset of $40.7 million, representing the total costs of the buildings and improvements, including the costs paid by the lessor (the legal owner of the buildings), with corresponding liabilities. Upon completion of construction of each building, the Company did not meet the sale-leaseback criteria for de-recognition of the building assets and liabilities. Therefore the leases are accounted for as financing obligations. At December 31, 2017, the lease financing obligation balance was $29.5 million, the majority of which is recorded in “Other non-current liabilities,” on the Consolidated Balance Sheets. The remaining future minimum payments under the lease financing obligation are $15.6 million. The lease financing obligation balance at the end of the lease term will be approximately $21.8 million which approximates the net book value of the buildings to be relinquished to the lessor.

In addition to the lease financing obligation, future minimum lease payments include $508.3 million as of December 31, 2017 related to non-cancelable operating leases for the expanded headquarters in Los Gatos, California and the new office space in Los Angeles, California.
Future minimum payments under lease financing obligations and non-cancelable operating leases as of December 31, 2017 are as follows:

Year Ending December 31,	Future Minimum Payments
(in thousands)
2018	$101,987
2019	97,560
2020	96,255
2021	85,188
2022	77,418
Thereafter	278,970
Total minimum payments	$737,378
Rent expense associated with the operating leases was $75.3 million, $53.1 million and $34.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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
Preferred Stock
The Company has authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 31, 2017 and 2016.
Voting Rights
The holders of each share of common stock shall be entitled to one vote per share on all matters to be voted upon by the Company’s stockholders.
Stock Option Plans
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of December 31, 2017, 10.7 million shares were reserved for future grants under the 2011 Stock Plan.
A summary of the activities related to the Company’s stock option plans, as adjusted for the Stock Split, is as follows:

	Shares Available for Grant	Options Outstanding		Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted- Average Exercise Price (per Share)
Balances as of December 31, 2014	20,025,208	22,845,417	$21.65
Granted	(3,179,892)	3,179,892	82.67
Exercised	—	(5,029,553)	15.38
Balances as of December 31, 2015	16,845,316	20,995,756	$32.39
Granted	(3,555,363)	3,555,363	102.03
Exercised	—	(2,113,772)	17.48
Balances as of December 31, 2016	13,289,953	22,437,347	$44.83
Granted	(2,550,038)	2,550,038	159.56
Exercised	—	(3,338,474)	26.79
Expired	—	(1,561)	3.25
Balances as of December 31, 2017	10,739,915	21,647,350	$61.13	5.97	$2,833,198
Vested and exercisable at December 31, 2017		21,647,350	$61.13	5.97	$2,833,198
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2017 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2017. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2017, 2016 and 2015 was $464.0 million, $189.2 million and $368.4 million, respectively.

Cash received from option exercises for the years ended December 31, 2017, 2016 and 2015 was $88.4 million, $37.0 million and $78.0 million, respectively.
Stock-Based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Year Ended December 31,
	2017	2016	2015
Dividend yield	—%	—%	—%
Expected volatility	34% - 37%	40% - 50%	36% - 53%
Risk-free interest rate	2.24% - 2.45%	1.57% - 2.04%	2.03% - 2.29%
Suboptimal exercise factor	2.48 - 2.63	2.48	2.47 - 2.48
Valuation data:
Weighted-average fair value (per share)	$71.45	$48.85	$39.22
Total stock-based compensation expense (in thousands)	182,209	173,675	124,725
Total income tax impact on provision (in thousands)	61,842	65,173	47,125

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

8.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of tax:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balances as of December 31, 2015	$(42,502)	$(806)	$(43,308)
Other comprehensive income (loss) before reclassifications	(5,464)	310	(5,154)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(103)	(103)
Net (increase) decrease in other comprehensive loss	(5,464)	207	(5,257)
Balances as of December 31, 2016	$(47,966)	$(599)	$(48,565)
Other comprehensive income before reclassifications	27,409	728	28,137
Amounts reclassified from accumulated other comprehensive (loss) income	—	(129)	(129)
Net decrease in other comprehensive loss	27,409	599	28,008
Balances as of December 31, 2017	$(20,557)	$—	$(20,557)

The amounts reclassified from accumulated other comprehensive loss were immaterial for the years ended December 31, 2017 and 2016.

9.	Income Taxes
Income before provision for income taxes was as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
United States	$144,100	$188,078	$95,644
Foreign	341,221	72,429	46,241
Income before income taxes	$485,321	$260,507	$141,885
The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Current tax provision:
Federal	$54,245	$54,315	$52,557
State	(7,601)	5,790	(1,576)
Foreign	88,436	60,571	26,918
Total current	135,080	120,676	77,899
Deferred tax provision:
Federal	(153,963)	(24,383)	(37,669)
State	(52,695)	(14,080)	(17,635)
Foreign	(2,030)	(8,384)	(3,351)
Total deferred	(208,688)	(46,847)	(58,655)
Provision for income taxes	$(73,608)	$73,829	$19,244

At the beginning of 2017, the Company underwent a corporate restructuring that better aligns its corporate structure with how its business operates. As a result of this restructuring and the Company's increasing international income, there is now significantly more income being taxed at rates lower than the U.S. tax rate.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company has calculated its best estimate of the impact of the Act in its year end income tax provision in accordance with its understanding of the Act and guidance available as of the date of this filing and as a result has recorded $79.1 million as an additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future was $46.9 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $32.2 million based on cumulative foreign earnings of $484.9 million.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. In accordance with SAB 118, the Company has determined that the $46.9 million of the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the $32.2 million of current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary to do a more detailed analysis of historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
The Company recorded a $66.5 million benefit related to foreign taxes expensed in prior years that may now be claimed as a Foreign Tax Credit. The Company has determined there is sufficient foreign source income projected to utilize these credits.
Due to the adoption of ASU 2016-09 in 2017, all excess tax benefits and deficiencies are recognized as income tax expense in the Company’s Consolidated Statement of Operations. This will result in increased volatility in the Company’s effective tax rate.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Expected tax expense at U.S. Federal statutory rate of 35%	$169,860	$91,179	$49,658
State income taxes, net of Federal income tax effect	6,404	7,261	4,783
Foreign earnings at other than U.S. rates	(87,514)	14,639	5,310
Federal and California R&D tax credits	(79,868)	(41,144)	(29,363)
Excess tax benefits on stock-based compensation	(157,888)	—	—
Tax Cuts and Jobs Act of 2017	79,077	—	—
Release of tax reserves on previously unrecognized tax benefits	—	—	(13,438)
Other	(3,679)	1,894	2,294
Provision for income taxes	$(73,608)	$73,829	$19,244
Effective Tax Rate	(15)%	28%	14%

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2017	2016
	(in thousands)
Deferred tax assets:
Stock-based compensation	$149,367	$188,458
Accruals and reserves	34,170	29,231
Depreciation and amortization	(70,382)	(93,760)
Federal and California tax R&D credits	260,686	107,283
Federal foreign tax credits	102,242	—
Other	51,614	(2,363)
Gross deferred tax assets	527,697	228,849
Valuation allowance	(49,431)	(1,601)
Net deferred tax assets	$478,266	$227,248
All deferred tax assets are classified as “Other non-current assets” on the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2017, the valuation allowance of $49.4 million related to certain foreign tax credits that are not likely to be realized. The Company remeasured these non-current assets and liabilities at the applicable tax rate of 21% in accordance with the Tax Cuts and Jobs Act of 2017. The remeasurement resulted in a total decrease in these assets of $46.9 million.

As of December 31, 2017, the Company's Federal R&D tax credit and state tax credit carryforwards for tax return purposes were $133.4 million, and $119.2 million, respectively. The Federal R&D tax credit carryforwards expire through 2037. State tax credit carryforwards can be carried forward indefinitely.
As of December 31, 2017, the Company's Federal foreign tax credit carryforwards for tax return purposes were $102.2 million. The Federal foreign tax credit carryovers expire through 2026.
As of December 31, 2017, the Company’s net operating loss carryforwards for state tax return purposes was $80.9 million which expire in 2035. As a result of the adoption of ASU 2016-09 in fiscal 2017, the Company recorded a cumulative effect adjustment to increase retained earnings by $43.6 million with a corresponding increase to deferred tax assets from stock-based compensation which had not been previously recognized.
The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as “Other non-current liabilities” and a reduction of deferred tax assets which is classified as "Other non-current assets" in the Consolidated Balance Sheets. As of December 31, 2017, the total amount of gross unrecognized tax benefits was $42.9 million, of which $37.9 million, if recognized, would favorably impact the Company’s effective tax rate. As of December 31, 2016, the total amount of gross unrecognized tax benefits was $19.7 million, of which $17.0 million, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balances as of December 31, 2015	$17,117
Increases related to tax positions taken during prior periods	1,047
Decreases related to tax positions taken during prior periods	(7,105)
Increases related to tax positions taken during the current period	8,713
Decreases related to settlements with taxing authorities	(33)
Balances as of December 31, 2016	19,739
Increases related to tax positions taken during prior periods	—
Decreases related to tax positions taken during prior periods	(3,226)
Increases related to tax positions taken during the current period	26,389
Decreases related to expiration of statute of limitations	—
Balances as of December 31, 2017	$42,902
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes and in “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company's provision for income taxes were not material in all the periods presented.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS and the state of California for the years 2014 and 2015. The 2016 Federal tax return remains subject to examination by the IRS. The years 2010 through 2013 and 2016 remain subject to examination by the state of California. The Company has no significant foreign jurisdiction audits underway. The years 2012 through 2016 remain subject to examination by foreign jurisdictions.
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
The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 60% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board. During 2017, 2016 and 2015, the Company’s matching contributions totaled $20.2 million, $15.7 million and $11.2 million, respectively.

11.	Segment Information
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD. Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. The Company’s CODM reviews revenue and contribution profit (loss) for each of the reportable segments. Contribution profit (loss) is defined as revenues less cost of revenues and marketing expenses incurred by the segment. The Company has aggregated the results of the International operating segments into one reportable segment because these operating segments share similar long-term economic and other qualitative characteristics.
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
Amortization of streaming content assets makes up the vast majority of cost of revenues. The Company obtains multi-territory or global rights for its streaming content and allocates these rights between Domestic and International streaming segments based on estimated fair market value. Amortization of content assets and other expenses associated with the acquisition, licensing, and production of streaming content for each streaming segment thus includes both expenses directly incurred by the segment as well as an allocation of expenses incurred for global or multi-territory rights. Other costs of revenues such as delivery costs are primarily attributed to the operating segment based on amounts directly incurred by the segment. Marketing expenses consist primarily of advertising expenses and certain payments made to marketing partners, including CE manufacturers, MVPDs, mobile operators and ISPs, which are generally included in the segment in which the expenditures are directly incurred.
The Company's long-lived tangible assets were located as follows:

	As of December 31,
	2017	2016
	(in thousands)
United States	$289,875	$236,977
International	29,529	13,418
The following tables represent segment information for the year ended December 31, 2017:

	As of/Year ended December 31, 2017
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	54,750	62,832	3,383
Revenues	$6,153,025	$5,089,191	$450,497	$11,692,713
Cost of revenues	3,319,230	4,137,911	202,525	7,659,666
Marketing	553,331	724,691	—	1,278,022
Contribution profit	$2,280,464	$226,589	$247,972	2,755,025
Other operating expenses				1,916,346
Operating income				838,679
Other income (expense)				(353,358)
Benefit from income taxes				(73,608)
Net income				$558,929

	Year ended December 31, 2017
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content assets	$2,756,947	$3,440,870	$60,657	$6,258,474

The following tables represent segment information for the year ended December 31, 2016:

	As of/Year ended December 31, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	49,431	44,365	4,114	—
Revenues	$5,077,307	$3,211,095	$542,267	$8,830,669
Cost of revenues	2,855,789	2,911,370	262,742	6,029,901
Marketing	382,832	608,246	—	991,078
Contribution profit (loss)	$1,838,686	$(308,521)	$279,525	1,809,690
Other operating expenses				1,429,897
Operating income				379,793
Other income (expense)				(119,286)
Provision for income taxes				73,829
Net income				$186,678

	Year ended December 31, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content assets	$2,337,950	$2,450,548	$78,952	$4,867,450

The following tables represent segment information for the year ended December 31, 2015:

	As of/Year ended December 31, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	44,738	30,024	4,904	—
Revenues	$4,180,339	$1,953,435	$645,737	$6,779,511
Cost of revenues	2,487,193	1,780,375	323,908	4,591,476
Marketing	317,646	506,446	—	824,092
Contribution profit (loss)	$1,375,500	$(333,386)	$321,829	1,363,943
Other operating expenses				1,058,117
Operating income				305,826
Other income (expense)				(163,941)
Provision for income taxes				19,244
Net income				$122,641

	Year ended December 31, 2015
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content assets	$1,905,069	$1,500,313	$79,380	$3,484,762

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

12.	Selected Quarterly Financial Data (Unaudited)

	December 31	September 30	June 30	March 31
	(in thousands, except for per share data)
2017
Total revenues	$3,285,755	$2,984,859	$2,785,464	$2,636,635
Gross profit	1,178,401	991,879	883,156	979,611
Net income	185,517	129,590	65,600	178,222
Earnings per share:
Basic	$0.43	$0.30	$0.15	$0.41
Diluted	0.41	0.29	0.15	0.40
2016
Total revenues	$2,477,541	$2,290,188	$2,105,204	$1,957,736
Gross profit	823,122	757,344	632,106	588,196
Net income	66,748	51,517	40,755	27,658
Earnings per share:
Basic	$0.16	$0.12	$0.10	$0.06
Diluted	0.15	0.12	0.09	0.06

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015
3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013
4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014
4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015
4.5	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015
4.6	Indenture, dated as of October 27, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	October 27, 2016
4.7	First Supplemental Indenture, dated as of September 24, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	10-Q	001-35727	4.7	April 20, 2017
4.8	Indenture, dated as of May 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	May 3, 2017
4.9	Indenture, dated as of October 26, 2017, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	October 26, 2017
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.4†	Description of Director Equity Compensation Plan	8-K	001-35727	Item 5.02	January 24, 2018
10.5†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	February 1, 2013
10.6	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014
10.7†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014
10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.9	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015
10.10	Purchase Agreement, dated as of October 24, 2016, between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	October 27, 2016
10.11	Registration Rights Agreement, dated as of October 27, 2016, by and between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	October 27, 2016
10.12	Purchase Agreement, dated as of April 26, 2017, between the Company and Morgan Stanley & Co. International plc, as representative of the Initial Purchasers listed on Schedule 1 thereto.	8-K	001-35727	10.1	April 27, 2017
10.13	Registration Rights Agreement, dated as of May 2, 2017, by and between the Company and Morgan Stanley & Co. International plc, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	May 3, 2017
10.14†	Executive Severance and Retention Incentive Plan, as amended and restated as of July 12, 2017	10-Q	001-35727	10.14	July 19, 2017
10.15	Revolving Credit Agreement among the Company, Deutsche bank AG New York Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A. and the administrative agent, dated as of July 27, 2017	10-Q	001-35727	10.15	October 18, 2017
10.16	Purchase Agreement, dated as of October 23, 2017 between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto.	8-K	001-35727	10.1	October 26, 2017
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101
The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on January 29, 2018, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015, (iv) Consolidated Balance Sheets as of December 31, 2017 and 2016, (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2017, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements.
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

Netflix, Inc.

Dated:	January 29, 2018	By:	/S/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated:	January 29, 2018	By:	/S/ DAVID WELLS
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

Signature	Title	Date

/S/ REED HASTINGS	President, Chief Executive Officer and Director (principal executive officer)	January 29, 2018
Reed Hastings

/S/ DAVID WELLS	Chief Financial Officer (principal financial and accounting officer)	January 29, 2018
David Wells

/S/ RICHARD BARTON	Director	January 29, 2018
Richard Barton

/S/ TIMOTHY M. HALEY	Director	January 29, 2018
Timothy M. Haley

/S/ JAY C. HOAG	Director	January 29, 2018
Jay C. Hoag

/S/ ANN MATHER	Director	January 29, 2018
Ann Mather

/S/ A. GEORGE BATTLE	Director	January 29, 2018
A. George Battle

/S/ LESLIE J. KILGORE	Director	January 29, 2018
Leslie J. Kilgore

/S/ BRAD SMITH	Director	January 29, 2018
Brad Smith

/S/ ANNE SWEENEY	Director	January 29, 2018
Anne Sweeney

/S/ RODOLPHE BELMER	Director	January 29, 2018
Rodolphe Belmer