Form 10-K/A
period 2017-12-31
NETFLIX INC
filed 2018-02-05
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K/A
(Amendment No. 1)
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) amends the Annual Report of Netflix, Inc. (the “Company”) on Form 10-K for the fiscal year ended December 31, 2017, as filed with the Securities and Exchange Commission on January 29, 2018 (the “Original Filing”).

This Amendment No. 1 is being filed solely to include the phrase “and the related notes (collectively referred to as the “financial statements”)” inadvertently omitted from the “Report of Independent Registered Public Accounting Firm” in Part II, Item 8 of the Original Filing.

The sentence now reads: “We have audited the accompanying consolidated balance sheets of Netflix, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements").”

No other changes were made to the Original Filing. For ease of reference, the entire Form 10-K, including all other exhibits filed therewith, is included with this Amendment.

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

None.

NETFLIX, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Netflix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Netflix, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

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

12.	Selected Quarterly Financial Data (Unaudited)

	December 31	September 30	June 30	March 31
	(in thousands, except for per share data)
2017
Total revenues	$3,285,755	$2,984,859	$2,785,464	$2,636,635
Gross profit	1,178,401	991,879	883,156	979,611
Net income	185,517	129,590	65,600	178,222
Earnings per share:
Basic	$0.43	$0.30	$0.15	$0.41
Diluted	0.41	0.29	0.15	0.40
2016
Total revenues	$2,477,541	$2,290,188	$2,105,204	$1,957,736
Gross profit	823,122	757,344	632,106	588,196
Net income	66,748	51,517	40,755	27,658
Earnings per share:
Basic	$0.16	$0.12	$0.10	$0.06
Diluted	0.15	0.12	0.09	0.06

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015
3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013
4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014
4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015
4.5	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015
4.6	Indenture, dated as of October 27, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	October 27, 2016
4.7	First Supplemental Indenture, dated as of September 24, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	10-Q	001-35727	4.7	April 20, 2017
4.8	Indenture, dated as of May 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	May 3, 2017
4.9	Indenture, dated as of October 26, 2017, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	October 26, 2017
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.4†	Description of Director Equity Compensation Plan	8-K	001-35727	Item 5.02	January 24, 2018
10.5†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	February 1, 2013
10.6	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014
10.7†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014
10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.9	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015
10.10	Purchase Agreement, dated as of October 24, 2016, between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	October 27, 2016
10.11	Registration Rights Agreement, dated as of October 27, 2016, by and between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	October 27, 2016
10.12	Purchase Agreement, dated as of April 26, 2017, between the Company and Morgan Stanley & Co. International plc, as representative of the Initial Purchasers listed on Schedule 1 thereto.	8-K	001-35727	10.1	April 27, 2017
10.13	Registration Rights Agreement, dated as of May 2, 2017, by and between the Company and Morgan Stanley & Co. International plc, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	May 3, 2017
10.14†	Executive Severance and Retention Incentive Plan, as amended and restated as of July 12, 2017	10-Q	001-35727	10.14	July 19, 2017
10.15	Revolving Credit Agreement among the Company, Deutsche bank AG New York Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A. and the administrative agent, dated as of July 27, 2017	10-Q	001-35727	10.15	October 18, 2017
10.16	Purchase Agreement, dated as of October 23, 2017 between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto.	8-K	001-35727	10.1	October 26, 2017
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney	10-K	001-35727	10-K	January 29, 2018
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101
The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017 filed with the SEC on February 2, 2018, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2017, 2016 and 2015, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016 and 2015, (iv) Consolidated Balance Sheets as of December 31, 2017 and 2016, (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2017, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements.
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

Netflix, Inc.

Dated:	February 2, 2018	By:	/S/ DAVID WELLS
David Wells Chief Financial Officer (principal financial and accounting officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

*	President, Chief Executive Officer and Director (principal executive officer)	February 2, 2018
Reed Hastings

/S/ DAVID WELLS	Chief Financial Officer (principal financial and accounting officer)	February 2, 2018
David Wells

*	Director	February 2, 2018
Richard Barton

*	Director	February 2, 2018
Timothy M. Haley

*	Director	February 2, 2018
Jay C. Hoag

*	Director	February 2, 2018
Ann Mather

*	Director	February 2, 2018
A. George Battle

*	Director	February 2, 2018
Leslie J. Kilgore

*	Director	February 2, 2018
Brad Smith

*	Director	February 2, 2018
Anne Sweeney

*	Director	February 2, 2018
Rodolphe Belmer

*By:	/S/ DAVID WELLS
David Wells, by Power of Attorney