Form 10-Q
period 2018-03-31
NETFLIX INC
filed 2018-04-18
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2018, there were 434,657,303 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2018	March 31, 2017
Revenues	$3,700,856	$2,636,635
Cost of revenues	2,196,075	1,657,024
Marketing	479,222	271,270
Technology and development	300,730	257,108
General and administrative	278,251	194,291
Operating income	446,578	256,942
Other income (expense):
Interest expense	(81,219)	(46,742)
Interest and other income (expense)	(65,743)	13,592
Income before income taxes	299,616	223,792
Provision for income taxes	9,492	45,570
Net income	$290,124	$178,222
Earnings per share:
Basic	$0.67	$0.41
Diluted	$0.64	$0.40
Weighted-average common shares outstanding:
Basic	434,174	430,600
Diluted	450,359	445,458

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Net income	$290,124	$178,222
Other comprehensive income:
Foreign currency translation adjustments	24,821	2,579
Change in unrealized gains on available-for-sale securities, net of tax of $0, $77, respectively	—	127
Total other comprehensive income	24,821	2,706
Comprehensive income	$314,945	$180,928

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash flows from operating activities:
Net income	$290,124	$178,222
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(2,986,747)	(2,348,666)
Change in streaming content liabilities	378,885	366,257
Amortization of streaming content assets	1,748,844	1,305,683
Amortization of DVD content assets	11,134	18,598
Depreciation and amortization of property, equipment and intangibles	19,041	15,049
Stock-based compensation expense	68,395	44,888
Other non-cash items	8,209	21,666
Foreign currency remeasurement loss on long-term debt	41,080	—
Deferred taxes	(22,049)	(26,764)
Changes in operating assets and liabilities:
Other current assets	(55,905)	(25,402)
Accounts payable	74,083	(11,000)
Accrued expenses	119,049	93,542
Deferred revenue	55,270	15,221
Other non-current assets and liabilities	13,830	8,850
Net cash used in operating activities	(236,757)	(343,856)
Cash flows from investing activities:
Acquisition of DVD content assets	(10,796)	(25,372)
Purchases of property and equipment	(37,170)	(52,523)
Change in other assets	(1,786)	(769)
Purchases of short-term investments	—	(57,774)
Proceeds from sale of short-term investments	—	55,748
Proceeds from maturities of short-term investments	—	5,100
Net cash used in investing activities	(49,752)	(75,590)
Cash flows from financing activities:
Proceeds from issuance of common stock	56,335	24,178
Other financing activities	(321)	61
Net cash provided by financing activities	56,014	24,239
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	7,177	5,455
Net decrease in cash, cash equivalents, and restricted cash	(223,318)	(389,752)
Cash, cash equivalents, and restricted cash at beginning of period	2,822,795	1,467,576
Cash, cash equivalents, and restricted cash at end of period	$2,599,477	$1,077,824
Supplemental disclosure:
Increase (decrease) in investing activities included in liabilities	$3,917	$(16,672)
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,593,666	$2,822,795
Current content assets, net	4,626,522	4,310,934
Other current assets	597,388	536,245
Total current assets	7,817,576	7,669,974
Non-current content assets, net	11,314,803	10,371,055
Property and equipment, net	341,932	319,404
Other non-current assets	678,486	652,309
Total assets	$20,152,797	$19,012,742
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,466,081	$4,173,041
Accounts payable	436,183	359,555
Accrued expenses	429,431	315,094
Deferred revenue	673,892	618,622
Total current liabilities	6,005,587	5,466,312
Non-current content liabilities	3,444,476	3,329,796
Long-term debt	6,542,373	6,499,432
Other non-current liabilities	139,631	135,246
Total liabilities	16,132,067	15,430,786
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at March 31, 2018 and December 31, 2017; 434,657,303 and 433,392,686 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,995,225	1,871,396
Accumulated other comprehensive income (loss)	4,264	(20,557)
Retained earnings	2,021,241	1,731,117
Total stockholders’ equity	4,020,730	3,581,956
Total liabilities and stockholders’ equity	$20,152,797	$19,012,742

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim consolidated financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017 filed with the Securities and Exchange Commission (the “SEC”) on February 5, 2018. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the streaming content asset amortization policy and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017. Interim results are not necessarily indicative of the results for a full year.
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD, all of which derive revenue from monthly membership fees. See Note 10 for further detail on the Company's segments.
There have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting pronouncements below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Recently adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) which amended the existing accounting standards for revenue recognition. ASU 2014-09 establishes principles for recognizing revenue upon the transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. The Company adopted ASU 2014-09 in the first quarter of 2018 using the modified retrospective approach. Because the Company's primary source of revenues is from monthly membership fees which are recognized ratably over each monthly membership period, the impact on its consolidated financial statements is not material.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires amounts generally described as restricted cash and restricted cash equivalents be included with cash and cash equivalents when reconciling the total beginning and ending amounts for the periods shown on the statement of cash flows. The Company adopted ASU 2016-18 in the first quarter of 2018 and the impact on its consolidated financial statements is not material as the Company's restricted cash balances are immaterial.
In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the Tax Cuts and Jobs Act (the “Act”). The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. In the first quarter of 2018, the Company elected to treat any potential GILTI inclusions as a period cost.

Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases.

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

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands, except per share data)
Basic earnings per share:
Net income	$290,124	$178,222
Shares used in computation:
Weighted-average common shares outstanding	434,174	430,600
Basic earnings per share	$0.67	$0.41

Diluted earnings per share:
Net income	$290,124	$178,222
Shares used in computation:
Weighted-average common shares outstanding	434,174	430,600
Employee stock options	16,185	14,858
Weighted-average number of shares	450,359	445,458
Diluted earnings per share	$0.64	$0.40

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. These anti-dilutive stock options were immaterial for each period presented.
3. Cash, Cash Equivalents and Restricted Cash

	As of March 31, 2018
	Cash and cash equivalents	Non-current Assets (1)
	(in thousands)
Cash	$1,867,506	$4,531
Level 1 securities:
Money market funds	726,160	1,280

	As of December 31, 2017
	Cash and cash equivalents	Non-current Assets (1)
	(in thousands)
Cash	$2,072,296	$4,367
Level 1 securities:
Money market funds	449,734	1,276
Level 2 securities:
Time Deposits	300,765	—
(1) Restricted cash related to workers compensation deposits and letter of credit agreements. Balance as of March 31, 2018 is included in cash, cash equivalents, and restricted cash on the Consolidated Statements of Cash Flows.
There were no material gross realized gains or losses in the three months ended March 31, 2018 and 2017, respectively.

4. Balance Sheet Components
Content Assets
Content assets consisted of the following:

	As of
	March 31, 2018	December 31, 2017
	(in thousands)
Licensed content, net	$12,508,344	$11,771,778

Produced content, net
Released, less amortization	1,643,252	1,427,256
In production	1,613,898	1,311,137
In development and pre-production	161,497	158,517
	3,418,647	2,896,910
DVD, net	14,334	13,301
Total	$15,941,325	$14,681,989

Current content assets, net	$4,626,522	$4,310,934
Non-current content assets, net	$11,314,803	$10,371,055

On average, over 90% of a licensed or produced streaming content asset is expected to be amortized within four years after its month of first availability.

As of March 31, 2018, over 30% of the $15.9 billion unamortized cost is expected to be amortized within one year and 29%, 79% and over 80% of the $1.6 billion unamortized cost of the produced content that has been released is expected to be amortized within one year, three years and four years, respectively.

As of March 31, 2018, the amount of accrued participations and residuals was not material.
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	March 31, 2018	December 31, 2017	Estimated Useful Lives
	(in thousands)
Information technology assets	$226,652	$223,850	3 years
Furniture and fixtures	49,507	49,217	3 years
Buildings	40,681	40,681	30 years
Leasehold improvements	233,119	229,848	Over life of lease
DVD operations equipment	59,016	59,316	5 years
Corporate aircraft	57,938	30,039	8 years
Capital work-in-progress	12,885	8,267
Property and equipment, gross	679,798	641,218
Less: Accumulated depreciation	(337,866)	(321,814)
Property and equipment, net	$341,932	$319,404

Deferred Revenue

The Company’s primary source of revenues are from monthly membership fees. Members are billed in advance of the start of their monthly membership and revenues are recognized ratably over each monthly membership period. Revenues are presented net of the taxes that are collected from members and remitted to governmental authorities. The Company is the principal in all its relationships where partners, including consumer electronics (“CE”) manufacturers, multichannel video programming distributors (“MVPDs”), mobile operators and internet service providers (“ISPs”), provide access to the service as the Company retains control over service delivery to its members. Typically, payments made to the partners, such as for marketing, are expensed, but in the case where the price that the member pays is established by the partners and there is no standalone price for the Netflix service (for instance, in a bundle), these payments are recognized as a reduction of revenues.

Deferred revenue consists of membership fees billed that have not been recognized, as well as gift and other prepaid memberships that have not been fully redeemed. As of March 31, 2018, total deferred revenue was $673.9 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $55.3 million increase in deferred revenue as compared to the year ended December 31, 2017 is a result of the increase in membership fees billed due to increased members and average monthly revenue per paying member.

5. Long-term Debt
As of March 31, 2018, the Company had aggregate outstanding long-term notes of $6,542.4 million, net of $60.0 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
The following table provides a summary of the Company's outstanding long-term debt and the fair values based on quoted market prices in less active markets as of March 31, 2018 and December 31, 2017:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Payment Dates	March 31, 2018	December 31, 2017
	(in millions)				(in millions)
5.375% Senior Notes	$500	February 2013	February 2021	February 1 and August 1	$519	$530
5.750% Senior Notes	400	February 2014	March 2024	March 1 and September 1	417	427
5.875% Senior Notes	800	February 2015	February 2025	April 15 and October 15	839	856
5.50% Senior Notes	700	February 2015	February 2022	April 15 and October 15	727	739
4.375% Senior Notes	1,000	October 2016	November 2026	May 15 and November 15	946	983
3.625% Senior Notes (1)	1,602	May 2017	May 2027	May 15 and November 15	1,579	1,575
4.875% Senior Notes	1,600	October 2017	April 2028	April 15 and October 15	1,539	1,571
	$6,602
(1) Debt is denominated in euro with a €1,300 million aggregate principal amount and is remeasured into U.S. dollars at each balance sheet date.
The expected timing of principal and interest payments for these Senior Notes are as follows:

	As of
	March 31, 2018	December 31, 2017
	(in thousands)
Less than one year	$312,828	$311,339
Due after one year and through three years	1,130,423	627,444
Due after three years and through five years	1,251,006	1,761,465
Due after five years	6,384,861	6,348,580
Total debt obligations	$9,079,118	$9,048,828

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of March 31, 2018 and December 31, 2017, the Company was in compliance with all related covenants.
Revolving Credit Facility

In July 2017, the Company entered into a $500.0 million unsecured revolving credit facility (“Revolving Credit Agreement”), with an uncommitted incremental facility to increase the amount of the revolving credit facility by up to an additional $250.0 million, subject to certain terms and conditions. Revolving loans may be borrowed, repaid and reborrowed until July 27, 2022, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of March 31, 2018, no amounts have been borrowed under the Revolving Credit Agreement.

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

The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at a rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of March 31, 2018, the Company was in compliance with all related covenants.

6. Commitments and Contingencies

Streaming Content
As of March 31, 2018, the Company had $17.9 billion of obligations comprised of $4.5 billion included in "Current content liabilities" and $3.4 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2017, the Company had $17.7 billion of obligations comprised of $4.2 billion included in "Current content liabilities" and $3.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	March 31, 2018	December 31, 2017
	(in thousands)
Less than one year	$7,949,544	$7,446,947
Due after one year and through three years	8,015,837	8,210,159
Due after three years and through five years	1,849,029	1,894,001
Due after five years	123,272	143,535
Total streaming content obligations	$17,937,682	$17,694,642

Content obligations include amounts related to the acquisition, licensing and production of streaming content. Obligations that are in non-U.S. dollar currencies are translated to the U.S. dollar at period end rates. An obligation for the production of content includes non-cancelable commitments under creative talent and employment agreements as well as other production related commitments. An obligation for the acquisition and licensing of content is incurred at the time the Company enters into an agreement to obtain future titles. Once a title becomes available, a content liability is recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. Traditional film output deals, or certain TV series license agreements where the number of seasons to be aired is unknown, are examples of such license agreements. The Company does not include any estimated obligation for these future titles beyond the known minimum amount. However, the unknown obligations are expected to be significant.
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

7. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of March 31, 2018, 10.2 million shares were reserved for future grants under the 2011 Stock Plan.
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2017	10,739,915	21,647,350	$61.13
Granted	(553,220)	553,220	252.69
Exercised	—	(1,264,617)	43.84
Balances as of March 31, 2018	10,186,695	20,935,953	$67.24	5.91	$4,775,786
Vested and exercisable as of March 31, 2018		20,935,953	$67.24	5.91	$4,775,786

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the first quarter of 2018. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Total intrinsic value of options exercised	$277,910	$107,097
Cash received from options exercised	56,335	24,178
Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended
	March 31, 2018	March 31, 2017
Dividend yield	—%	—%
Expected volatility	40%	37%
Risk-free interest rate	2.61%	2.45%
Suboptimal exercise factor	2.80	2.48
Weighted-average fair value (per share)	$123.63	$62.36
Total stock-based compensation expense (in thousands)	$68,395	$44,888
Total income tax impact on provision (in thousands)	$14,691	$14,701

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

8. Accumulated Other Comprehensive Loss

The accumulated balance of other comprehensive income (loss), net of tax, for the three months ended March 31, 2018 increased $24.8 million due to cumulative translation adjustments for its non-US dollar functional currency subsidiaries.

9. Income Taxes

The effective tax rates for the three months ended March 31, 2018 and 2017 were 3% and 20%, respectively. The effective tax rates for the three months ended March 31, 2018 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation and Federal and California research and development credits (“R&D”), partially offset by state taxes, foreign taxes, non-deductible expenses, and the international provisions from the U.S. tax reform enacted in December 2017. The effective tax rate for the three months ended March 31, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09 and Federal and California R&D credits offset by state taxes, foreign taxes and non-deductible expenses. The decrease in effective tax rate for the three months ended March 31, 2018 as compared to the same period in 2017 was due primarily to the reduction of the U.S. corporate tax rate from 35% to 21% as a result of the U.S. tax reform enacted in December 2017. For the three months ended March 31, 2018 and 2017, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $60.7 million and $36.0 million, respectively.
In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the three months ended March 31, 2018, the Company obtained additional information affecting the provisional amount initially recorded for the transition tax for the three months ended December 31, 2017. As a result, the Company recorded an immaterial adjustment to the transition tax. Additional work is still necessary for a more detailed analysis of the Company's deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.
Gross unrecognized tax benefits were $47.8 million and $42.9 million as of March 31, 2018 and December 31, 2017, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $44.5 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of March 31, 2018, gross unrecognized tax benefits of $25.4 million was classified as “Other non-current liabilities” and $22.4 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for income taxes” were not material in any of the periods presented.
Deferred tax assets of $500.6 million and $478.3 million were classified as “Other non-current assets” on the Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The Company has a valuation allowance of $71.0 million and $49.4 million as of March 31, 2018 and December 31, 2017, respectively. The valuation allowance is primarily related to certain foreign tax credit carryovers that are not likely to be recognized.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS and the state of California for 2014 and 2015. The 2016 Federal tax return remains subject to examination by the IRS. The 2009 through 2016 state tax returns are subject to examination by state tax authorities. The Company has no significant foreign jurisdiction audits underway. The years 2012 through 2017 remain subject to examination by foreign tax authorities.
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
Amortization of streaming content assets makes up the vast majority of cost of revenues. The Company obtains multi-territory or global rights for its streaming content and allocates these rights between Domestic and International streaming segments based on estimated fair market value. Amortization of content assets and other expenses associated with the acquisition, licensing, and production of streaming content for each streaming segment thus includes both expenses directly incurred by the segment as well as an allocation of expenses incurred for global or multi-territory rights. Other costs of revenues such as delivery costs are primarily attributed to the operating segment based on amounts directly incurred by the segment. Marketing expenses consist primarily of advertising expenses and certain payments made to marketing partners, including consumer electronics (“CE”) manufacturers, multichannel video programming distributors (“MVPDs”), mobile operators and internet service providers (“ISPs”), which are generally included in the segment in which the expenditures are directly incurred.
The Company's long-lived tangible assets were located as follows:

	As of
	March 31, 2018	December 31, 2017
	(in thousands)
United States	$309,050	$289,875
International	32,882	29,529
The following table represents segment information for the three months ended March 31, 2018:

	As of/ Three Months Ended March 31, 2018
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	56,705	68,290	3,167
Revenues	$1,820,019	$1,782,086	$98,751	$3,700,856
Cost of revenues	894,873	1,258,809	42,393	2,196,075
Marketing	228,022	251,200	—	479,222
Contribution profit	$697,124	$272,077	$56,358	$1,025,559
Other operating expenses				578,981
Operating income				446,578
Other income (expense)				(146,962)
Provision for income taxes				9,492
Net income				$290,124
The following table represents segment information for the three months ended March 31, 2017:

	As of/ Three Months Ended March 31, 2017
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	50,854	47,894	3,944
Revenues	$1,470,042	$1,046,199	$120,394	$2,636,635
Cost of revenues	749,488	847,317	60,219	1,657,024
Marketing	115,038	156,232	—	271,270
Contribution profit (loss)	$605,516	$42,650	$60,175	$708,341
Other operating expenses				451,399
Operating income				256,942
Other income (expense)				(33,150)
Provision for income taxes				45,570
Net income				$178,222

The following table represents the amortization of content assets:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Three months ended March 31,
2018	$730,272	$1,018,572	$11,134	$1,759,978
2017	608,748	696,935	18,598	1,324,281

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the impact of, and the Company’s response to, new accounting standards; content amortization; pricing changes; dividends; impact of foreign currency and exchange rate fluctuations, including on net income, revenues and average revenues per paying member; investments in global streaming, including original content; impact of content on membership growth; cash use in connection with the acquisition, licensing and production of content; liquidity and free cash flow; unrecognized tax benefits; deferred tax assets; effective tax rate; accessing and obtaining additional capital, including future debt financing; accounting treatment for changes related to content assets; and future contractual obligations, including unknown streaming content obligations and timing of payments. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 5, 2018, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading internet television network with over 125 million streaming memberships in over 190 countries enjoying more than 140 million hours of TV shows and movies per day, including original series, documentaries and feature films. Members can watch as much as they want, anytime, anywhere, on nearly any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
We are a pioneer in the internet delivery of TV shows and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for internet-connected screens and have added increasing amounts of content that enable consumers to enjoy TV shows and movies directly on their internet-connected screens. As a result of these efforts, we have experienced growing consumer acceptance of, and interest in, the delivery of TV shows and movies directly over the internet. Historically, the first and fourth quarters (October through March) represent our greatest membership growth across our Domestic and International streaming segments. Increasingly, our membership growth is impacted by the release of certain high-profile original content, which may affect historical seasonal patterns. Internationally, we expect each market to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	March 31, 2018	March 31, 2017	Q1'18 vs. Q1'17
	(in thousands, except revenue per membership and percentages)
Global streaming memberships at end of period	124,995	98,748	26,247	27%
Global streaming average monthly revenue per paying membership	$10.46	$9.14	$1.32	14%
Revenues	3,700,856	2,636,635	1,064,221	40%
Global operating income	446,578	256,942	189,636	74%
Global operating margin	12.1%	9.7%	2.4%	25%
Net income	290,124	178,222	111,902	63%

Consolidated revenues for the three months ended March 31, 2018 increased 40%, including an increase of 24% and 70% in revenues in the Domestic streaming and International streaming segments, respectively as compared to the three months ended March 31, 2017. International revenues accounted for 48% of consolidated revenue for the period ended March 31, 2018 as compared to 40% of consolidated revenue for the period ended March 31, 2017. The increase in consolidated revenues was primarily driven by the growth in the average number of paid streaming memberships globally, the majority of which was growth in our international memberships. Average paid international streaming memberships accounted for 53% of total average paid streaming memberships as of March 31, 2018, as compared to 47% of total average paid streaming memberships for the same period in 2017. In addition, the average monthly revenue per paying streaming membership increased primarily due to price changes and plan mix.
The increase in operating income is due primarily to increased revenues partially offset by increased content expenses as we continue to acquire, license and produce content, including more Netflix originals, as well as increased headcount costs to support continued improvements in our streaming service, our international expansion, and our growing content production activities. The increase in net income was comprised of an increase in operating income, partially offset by an increase in interest expense primarily due to the higher principal of senior notes outstanding and an increase in foreign exchange losses primarily due to the remeasurement of our euro denominated senior notes.
We offer three types of streaming membership plans. Our “basic” plan includes access to standard definition quality streaming on a single screen at a time. Our “standard” plan is our most popular streaming plan and includes access to high definition quality streaming on two screens concurrently. Our “premium” plan includes access to high definition and ultra-high definition quality content on four screens concurrently. As of March 31, 2018, pricing on our plans ranged in the U.S. from $7.99 to $13.99 per month and internationally from the U.S. dollar equivalent of approximately $4 to $21 per month. We expect that from time to time the prices of our membership plans in each country may increase.
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

•
For the Domestic and International streaming segments, amortization of the streaming content assets makes up the vast majority of cost of revenues. Increasingly, we obtain multi-territory or global rights for our streaming content and allocate these rights between Domestic and International streaming segments based on estimated fair market value. Expenses associated with the acquisition, licensing and production of streaming content, streaming delivery costs and other operations costs make up the remainder of cost of revenues. We have built our own global content delivery network (“Open Connect”) to help us efficiently stream a high volume of content to our members over the internet. Streaming delivery expenses, therefore, include equipment costs related to Open Connect and all third-party costs, such as cloud computing costs, associated with delivering streaming content over the internet. Other operations costs include customer service and payment processing fees, including those we pay to our integrated payment partners, as well as other costs incurred in making our content available to members.

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

Domestic Streaming Segment
Three months ended March 31, 2018 as compared to the three months ended March 31, 2017

	As of/ Three Months Ended		Change
	March 31, 2018	March 31, 2017	Q1'18 vs. Q1'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	1,955	1,423	532	37%
Memberships at end of period	56,705	50,854	5,851	12%
Paid memberships at end of period	55,087	49,375	5,712	12%
Average monthly revenue per paying membership	$11.25	$10.07	$1.18	12%

Contribution profit:
Revenues	$1,820,019	$1,470,042	$349,977	24%
Cost of revenues	894,873	749,488	145,385	19%
Marketing	228,022	115,038	112,984	98%
Contribution profit	697,124	605,516	91,608	15%
Contribution margin	38%	41%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members in the United States. The increase in our domestic streaming revenues was primarily due to the 11% growth in the average number of paid memberships, as well as a 12% increase in the average monthly revenue per paying membership, resulting from our price changes and plan mix. Our standard plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $121.5 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. In addition, we had a $23.9 million increase in other costs, such as payment processing fees and customer service call centers, due to our growing member base.
Domestic marketing expenses increased primarily due to increased advertising and public relations.
Our Domestic streaming segment had a contribution margin of 38% for the three months ended March 31, 2018 and decreased as compared to the contribution margin of 41% for the three months ended March 31, 2017 as the growth in marketing spend outpaced revenue growth.

International Streaming Segment
Three months ended March 31, 2018 as compared to the three months ended March 31, 2017

	As of/ Three Months Ended		Change
	March 31, 2018	March 31, 2017	Q1'18 vs. Q1'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	5,458	3,529	1,929	55%
Memberships at end of period	68,290	47,894	20,396	43%
Paid memberships at end of period	63,815	44,988	18,827	42%
Average monthly revenue per paying membership	$9.77	$8.09	$1.68	21%

Contribution profit:
Revenues	$1,782,086	$1,046,199	$735,887	70%
Cost of revenues	1,258,809	847,317	411,492	49%
Marketing	251,200	156,232	94,968	61%
Contribution profit	272,077	42,650	229,427	538%
Contribution margin	15%	4%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members outside the United States. The increase in our international revenues was due to the 41% growth in the average number of paid international memberships, in addition to a 21% increase in the average monthly revenue per paying membership. The increase in the average monthly revenue per paying membership was due to price changes and plan mix coupled with favorable fluctuations in foreign exchange rates. We estimate that international revenues in the first quarter of 2018 would have been approximately $114.2 million lower if foreign exchange rates had remained consistent with the foreign exchange rates from the first quarter of 2017. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations.
The increase in international cost of revenues was primarily due to a $321.6 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $89.9 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses increased mainly due to increased advertising and public relations as well as increased payments to our partners.
International contribution profit for the three months ended March 31, 2018 was $272.1 million as compared to a contribution profit of $42.7 million for the three months ended March 31, 2017 as profit growth in our more mature markets offset investments in newer markets.
Domestic DVD Segment
Three months ended March 31, 2018 as compared to the three months ended March 31, 2017

	As of/ Three Months Ended		Change
	March 31, 2018	March 31, 2017	Q1'18 vs. Q1'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(216)	(170)	(46)	(27)%
Memberships at end of period	3,167	3,944	(777)	(20)%
Paid memberships at end of period	3,138	3,867	(729)	(19)%
Average monthly revenue per paying membership	$10.18	$10.16	$0.02	—%

Contribution profit:
Revenues	$98,751	$120,394	$(21,643)	(18)%
Cost of revenues	42,393	60,219	(17,826)	(30)%
Contribution profit	56,358	60,175	(3,817)	(6)%
Contribution margin	57%	50%

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
Our Domestic DVD segment contribution margin was 57% for the three months ended March 31, 2018, as compared to 50% for the three months ended March 31, 2017, due to the decreased DVD usage by paying members and decreased DVD content expenses.

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
Three months ended March 31, 2018 as compared to the three months ended March 31, 2017

	Three Months Ended		Change
	March 31, 2018	March 31, 2017	Q1'18 vs. Q1'17
	(in thousands, except percentages)
Technology and development	$300,730	$257,108	$43,622	17%
As a percentage of revenues	8%	10%

The increase in technology and development expenses was primarily due to a $37.8 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third party expenses, including costs associated with cloud computing, increased $3.8 million.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as for personnel that support global functions related to content, marketing, public relations and operations other than customer service. General and administrative expenses also includes professional fees and other general corporate expenses.
Three months ended March 31, 2018 as compared to the three months ended March 31, 2017

	Three Months Ended		Change
	March 31, 2018	March 31, 2017	Q1'18 vs. Q1'17
	(in thousands, except percentages)
General and administrative	$278,251	$194,291	$83,960	43%
As a percentage of revenues	8%	7%

General and administrative expenses increased primarily due to a $68.1 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees. In addition, facilities-related costs increased $5.4 million, primarily driven by costs for our expanded Los Gatos, California headquarters and new Los Angeles, California facility. Third party expenses, including costs for contractors and consultants, also increased $5.7 million.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.
Three months ended March 31, 2018 as compared to the three months ended March 31, 2017

	Three Months Ended		Change
	March 31, 2018	March 31, 2017	Q1'18 vs. Q1'17
	(in thousands, except percentages)
Interest expense	$(81,219)	$(46,742)	$34,477	74%
As a percentage of revenues	(2)%	(2)%
Interest expense for the three months ended March 31, 2018 consists primarily of $78.6 million of interest on our notes. The increase in interest expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 is due to the increase in long-term debt.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.
Three months ended March 31, 2018 as compared to the three months ended March 31, 2017

	Three Months Ended		Change
	March 31, 2018	March 31, 2017	Q1'18 vs. Q1'17
	(in thousands, except percentages)
Interest and other income (expense)	$(65,743)	$13,592	$(79,335)	(584)%
As a percentage of revenues	(2)%	0.5%

Interest and other income (expense) decreased primarily due to foreign exchange losses. In the three months ended March 31, 2018, the foreign exchange loss was $71.6 million as compared to an $11.3 million foreign exchange gain for the three months ended March 31, 2017. The increase in the foreign exchange loss was primarily driven by the $41.1 million loss from the remeasurement of our €1,300.0 million Senior Notes and the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities.

Provision for Income Taxes

The effective tax rates for the three months ended March 31, 2018 and 2017 were 3% and 20%, respectively. The effective tax rate for the three months ended March 31, 2018 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation and Federal and California research and development credits (“R&D”), partially offset by state taxes, foreign taxes, non-deductible expenses, and the international provisions from the U.S. tax reform enacted in December 2017. The effective tax rate for the three months ended March 31, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits as a component of the provision for income taxes attributable to the adoption of ASU 2016-09 and Federal and California R&D credits offset by state taxes, foreign taxes and non-deductible expenses. The decrease in our effective tax rate for the three months ended March 31, 2018, as compared to the same period in 2017 was due primarily to the reduction of the corporate tax rate from 35% to 21% as a result of the U.S. tax reform enacted in December 2017.
In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017.
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. For the quarter ended March 31, 2018, we obtained additional information affecting the provisional amount initially recorded for the transition tax in the quarter ended December 31, 2017. As a result, we have recorded an immaterial adjustment to the transition tax. Additional work is still necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

Liquidity and Capital Resources

	As of
	March 31, 2018	December 31, 2017
	(in thousands)
Cash, cash equivalents and restricted cash	$2,599,477	2,822,795
Long-term debt	6,542,373	6,499,432

Cash, cash equivalents and restricted cash decreased $223.3 million in the three months ended March 31, 2018 primarily due to cash used in operations.
Long-term debt, net of debt issuance costs, increased $42.9 million primarily due to the remeasurement of our euro denominated notes. The earliest maturity date for our outstanding long-term debt is February 2021.  As of March 31, 2018, no amounts had been borrowed under the $500.0 million Revolving Credit Agreement. See Note 5 Long-term Debt in the accompanying notes to our consolidated financial statements. We anticipate financing our capital needs in the debt market, as our after-tax cost of debt is lower than our cost of equity. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Our primary uses of cash include the acquisition, licensing and production of content, streaming delivery, marketing programs and personnel-related costs. Cash payment terms for non-original content have historically been in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to significantly increase our investments in global streaming content, particularly in original content, which will impact our liquidity and result in future negative free cash flows for many years. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for at least the next twelve months.
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

Three months ended March 31, 2018 as compared to the three months ended March 31, 2017

	Three Months Ended
	March 31, 2018	March 31, 2017
	(in thousands)
Net cash used in operating activities	$(236,757)	$(343,856)
Net cash used in investing activities	(49,752)	(75,590)
Net cash provided by financing activities	56,014	24,239

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(236,757)	(343,856)
Acquisition of DVD content assets	(10,796)	(25,372)
Purchases of property and equipment	(37,170)	(52,523)
Change in other assets	(1,786)	(769)
Non-GAAP free cash flow	$(286,509)	$(422,520)

Net cash used in operating activities decreased $107.1 million to $236.8 million for the three months ended March 31, 2018. The decreased use of cash was primarily driven by a $1,064.2 million or 40% increase in revenues partially offset by the increase in investments in streaming content that require more upfront payments. The payments for streaming content assets increased $625.5 million, from $1,982.4 million to $2,607.9 million, or 32% as compared to the increase in the amortization of streaming content assets of $443.1 million, from $1,305.7 million to $1,748.8 million, or 34%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service, our international expansion and increased content production activities.
Net cash used in investing activities decreased $25.8 million, primarily due to a $15.4 million decrease in purchases of property and equipment for our Los Gatos and Los Angeles headquarter offices and a $14.6 million decrease in the acquisition of DVD content assets.
Net cash provided by financing activities increased $31.8 million in the quarter ended March 31, 2018, due to an increase in cash received from the issuance of common stock.
Non-GAAP free cash flow was $576.6 million lower than net income for the three months ended March 31, 2018 primarily due to $859.0 million of cash payments for streaming content assets over streaming amortization expense partially offset by $68.4 million of non-cash stock-based compensation expense and $214.0 million of favorable other working capital differences.
Non-GAAP free cash flow was $600.7 million lower than net income for the three months ended March 31, 2017, primarily due to $676.7 million of cash payments for streaming content assets over streaming amortization expense partially offset by $44.9 million of non-cash stock-based compensation expense and $31.1 million favorable other working capital differences.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of March 31, 2018. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of March 31, 2018:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$17,937,682	$7,949,544	$8,015,837	$1,849,029	$123,272
Debt (2)	9,079,118	312,828	1,130,423	1,251,006	6,384,861
Lease obligations (3)	790,453	109,732	201,831	175,073	303,817
Other purchase obligations (4)	621,881	303,561	241,441	57,100	19,779
Total	$28,429,134	$8,675,665	$9,589,532	$3,332,208	$6,831,729

(1)
As of March 31, 2018, streaming content obligations were comprised of $4.5 billion included in "Current content liabilities" and $3.4 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

Streaming content obligations increased $0.2 billion from $17.7 billion as of December 31, 2017 to $17.9 billion as of March 31, 2018, primarily due to multi-year commitments associated with the continued expansion of our exclusive and original programming.
Streaming content obligations include amounts related to the acquisition, licensing and production of streaming content. An obligation for the production of content includes non-cancelable commitments under creative talent and employment agreements and other production related commitments. An obligation for the acquisition and licensing of content is incurred at the time we enter into an agreement to obtain future titles. Once a title becomes available, a content liability is recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. Traditional film output deals, or certain TV series license agreements where the number of seasons to be aired is unknown, are examples of these types of agreements. The contractual obligations table above does not include any estimated obligation for the unknown future titles, payment for which could range from less than one year to more than five years. However, these unknown obligations are expected to be significant and we believe could include approximately $3 billion to $5 billion over the next three years, with the payments for the vast majority of such amounts expected to occur after the next twelve months. The foregoing range is based on considerable management judgments and the actual amounts may differ. Once we know the title that we will receive and the license fees, we include the amount in the contractual obligations table above.

(2)	Long-term debt obligations include our Notes consisting of principal and interest payments. See Note 5 to the consolidated financial statements for further details.

(3)
Lease obligations include lease financing obligations of $14.6 million related to a portion of our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $503.3 million for our headquarters in Los Gatos, California, and our office space in Los Angeles, California and other commitments of $272.6 million for facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2028.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery and cloud computing costs, as well as other miscellaneous open purchase orders for which we have not received the related services or goods.

As of March 31, 2018, we had gross unrecognized tax benefits of $47.8 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the consolidated balance sheets.  At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of March 31, 2018, the valuation allowance of $71.0 million was related to foreign tax credits that we are not expected to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At March 31, 2018, our estimated gross unrecognized tax benefits were $47.8 million of which $44.5 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

Recent Accounting Pronouncements

The information set forth under Note 1 to the consolidated financial statements under the caption “Basis of Presentation and Summary of Significant Accounting Policies” is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2017. Our exposure to market risk has not changed significantly since December 31, 2017.
Foreign Currency Risk
International revenues and cost of revenues account for 48% and 57%, respectively, of consolidated amounts for the three months ended March 31, 2018. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. In the three months ended March 31, 2018, we believe our international revenues would have been approximately $114.2 million lower had foreign currency exchange rates remained consistent with those in same period of 2017.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the three months ended March 31, 2018, we recognized a $71.6 million foreign exchange loss which resulted primarily from the remeasurement of our €1,300.0 million Senior Notes and the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash in the three months ended March 31, 2018 was $7.2 million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 6 in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 6.	Exhibits
(a) Exhibits:

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.
Dated:	April 18, 2018	By:	/s/ REED HASTINGS
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated:	April 18, 2018	By:	/s/ DAVID WELLS
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 filed with the SEC on April 18, 2018, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2018 and 2017 (iii) Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2018 and 2017 and (v) the Notes to the Consolidated Financial Statements.
X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.