Form 10-Q
period 2018-06-30
NETFLIX INC
filed 2018-07-18
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, there were 435,457,505 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Revenues	$3,907,270	$2,785,464	$7,608,126	$5,422,099
Cost of revenues	2,289,867	1,902,308	4,485,942	3,559,332
Marketing	526,780	274,323	1,006,002	545,593
Technology and development	317,213	267,083	617,943	524,191
General and administrative	311,197	213,943	589,448	408,234
Operating income	462,213	127,807	908,791	384,749
Other income (expense):
Interest expense	(101,605)	(55,482)	(182,824)	(102,224)
Interest and other income (expense)	68,028	(58,363)	2,285	(44,771)
Income before income taxes	428,636	13,962	728,252	237,754
Provision for (benefit from) income taxes	44,287	(51,638)	53,779	(6,068)
Net income	$384,349	$65,600	$674,473	$243,822
Earnings per share:
Basic	$0.88	$0.15	$1.55	$0.57
Diluted	$0.85	$0.15	$1.50	$0.55
Weighted-average common shares outstanding:
Basic	435,097	431,396	434,638	431,000
Diluted	451,552	446,262	450,958	445,862

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Net income	$384,349	$65,600	$674,473	$243,822
Other comprehensive income:
Foreign currency translation adjustments	(16,691)	14,347	8,130	16,926
Change in unrealized gains on available-for-sale securities, net of tax of $0, $89, $0, and $166, respectively	—	144	—	271
Total other comprehensive income (loss)	(16,691)	14,491	8,130	17,197
Comprehensive income	$367,658	$80,091	$682,603	$261,019

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Cash flows from operating activities:
Net income	$384,349	$65,600	$674,473	$243,822
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(3,033,721)	(2,664,421)	(6,020,468)	(5,013,087)
Change in streaming content liabilities	288,474	514,890	667,359	881,147
Amortization of streaming content assets	1,817,817	1,550,794	3,566,661	2,856,477
Amortization of DVD content assets	11,154	16,511	22,288	35,109
Depreciation and amortization of property, equipment and intangibles	19,736	18,551	38,777	33,600
Stock-based compensation expense	81,232	44,028	149,627	88,916
Other non-cash items	13,921	11,519	22,130	33,185
Foreign currency remeasurement loss (gain) on long-term debt	(85,410)	64,220	(44,330)	64,220
Deferred taxes	(9,539)	(20,702)	(31,588)	(47,466)
Changes in operating assets and liabilities:
Other current assets	(25,564)	(80,199)	(81,469)	(105,601)
Accounts payable	7,733	(12,439)	81,816	(23,439)
Accrued expenses	(52,851)	(48,042)	66,198	45,500
Deferred revenue	23,848	46,609	79,118	61,830
Other non-current assets and liabilities	40,582	(41,447)	54,412	(32,597)
Net cash used in operating activities	(518,239)	(534,528)	(754,996)	(878,384)
Cash flows from investing activities:
Acquisition of DVD content assets	(12,552)	(7,624)	(23,348)	(32,996)
Purchases of property and equipment	(27,323)	(65,231)	(64,493)	(117,754)
Change in other assets	(441)	(1,064)	(2,227)	(1,833)
Purchases of short-term investments	—	(14,246)	—	(72,020)
Proceeds from sale of short-term investments	—	14,128	—	69,876
Proceeds from maturities of short-term investments	—	17,605	—	22,705
Net cash used in investing activities	(40,316)	(56,432)	(90,068)	(132,022)
Cash flows from financing activities:
Proceeds from issuance of debt	1,900,000	1,420,510	1,900,000	1,420,510
Debt issuance costs	(16,992)	(15,013)	(16,992)	(15,013)
Proceeds from issuance of common stock	26,936	14,826	83,271	39,004
Other financing activities	(532)	63	(853)	124
Net cash provided by financing activities	1,909,412	1,420,386	1,965,426	1,444,625
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(36,340)	11,527	(29,163)	16,982
Net increase in cash, cash equivalents, and restricted cash	1,314,517	840,953	1,091,199	451,201
Cash, cash equivalents, and restricted cash at beginning of period	2,599,477	1,077,824	2,822,795	1,467,576
Cash, cash equivalents, and restricted cash at end of period	$3,913,994	$1,918,777	$3,913,994	$1,918,777
Supplemental disclosure:
Increase (decrease) in investing activities included in liabilities	$725	$(3,493)	$4,642	$(20,165)
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,906,357	$2,822,795
Current content assets, net	4,803,663	4,310,934
Other current assets	636,869	536,245
Total current assets	9,346,889	7,669,974
Non-current content assets, net	12,292,070	10,371,055
Property and equipment, net	349,646	319,404
Other non-current assets	674,932	652,309
Total assets	$22,663,537	$19,012,742
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,541,087	$4,173,041
Accounts payable	448,219	359,555
Accrued expenses	392,595	315,094
Deferred revenue	697,740	618,622
Total current liabilities	6,079,641	5,466,312
Non-current content liabilities	3,604,158	3,329,796
Long-term debt	8,342,067	6,499,432
Other non-current liabilities	141,071	135,246
Total liabilities	18,166,937	15,430,786
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at June 30, 2018 and December 31, 2017; 435,457,505 and 433,392,686 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	2,103,437	1,871,396
Accumulated other comprehensive loss	(12,427)	(20,557)
Retained earnings	2,405,590	1,731,117
Total stockholders’ equity	4,496,600	3,581,956
Total liabilities and stockholders’ equity	$22,663,537	$19,012,742

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
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K/A, for the year ended December 31, 2017. Interim results are not necessarily indicative of the results for a full year.
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD, all of which derive revenue from monthly membership fees. See Note 10 for further detail on the Company's segments.
There have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting pronouncements below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017.

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

Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019 and is in the process of implementing changes to its systems and processes in conjunction with its review of lease agreements. Although the Company is in the process of evaluating the impact of adoption of the ASU on its consolidated financial statements, the Company currently believes the most significant change will be related to the recognition of right-of-use assets and lease liabilities on the Company's balance sheet for real estate operating leases.

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

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands, except per share data)
Basic earnings per share:
Net income	$384,349	$65,600	$674,473	$243,822
Shares used in computation:
Weighted-average common shares outstanding	435,097	431,396	434,638	431,000
Basic earnings per share	$0.88	$0.15	$1.55	$0.57

Diluted earnings per share:
Net income	$384,349	$65,600	$674,473	$243,822
Shares used in computation:
Weighted-average common shares outstanding	435,097	431,396	434,638	431,000
Employee stock options	16,455	14,866	16,320	14,862
Weighted-average number of shares	451,552	446,262	450,958	445,862
Diluted earnings per share	$0.85	$0.15	$1.50	$0.55

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. These anti-dilutive stock options were immaterial for each period presented.

3. Cash, Cash Equivalents and Restricted Cash

	As of June 30, 2018
	Cash and cash equivalents	Non-current Assets (1)
	(in thousands)
Cash	$2,232,132	$6,351
Level 1 securities:
Money market funds	1,524,225	1,286
Level 2 securities:
Time Deposits	150,000	—

	As of December 31, 2017
	Cash and cash equivalents	Non-current Assets (1)
	(in thousands)
Cash	$2,072,296	$4,367
Level 1 securities:
Money market funds	449,734	1,276
Level 2 securities:
Time Deposits	300,765	—
(1) Restricted cash related to workers compensation deposits and letter of credit agreements. Balance as of June 30, 2018 is included in cash, cash equivalents, and restricted cash on the Consolidated Statements of Cash Flows.
There were no material gross realized gains or losses in the three and six months ended June 30, 2018 and 2017, respectively.

4. Balance Sheet Components
Content Assets
Content assets consisted of the following:

	As of
	June 30, 2018	December 31, 2017
	(in thousands)
Licensed content, net	$13,032,400	$11,771,778

Produced content, net
Released, less amortization	1,786,221	1,427,256
In production	2,085,501	1,311,137
In development and pre-production	179,060	158,517
	4,050,782	2,896,910
DVD, net	12,551	13,301
Total	$17,095,733	$14,681,989

Current content assets, net	$4,803,663	$4,310,934
Non-current content assets, net	$12,292,070	$10,371,055

On average, over 90% of a licensed or produced streaming content asset is expected to be amortized within four years after its month of first availability.

As of June 30, 2018, over 30% of the $17.1 billion unamortized cost is expected to be amortized within one year and 30% and 81%  of the $1.8 billion unamortized cost of the produced content that has been released is expected to be amortized within one year and three years, respectively.
As of June 30, 2018, the amount of accrued participations and residuals was not material.
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	June 30, 2018	December 31, 2017	Estimated Useful Lives
	(in thousands)
Information technology	$215,298	$223,850	3 years
Furniture and fixtures	50,513	49,217	3 years
Buildings	40,681	40,681	30 years
Leasehold improvements	237,944	229,848	Over life of lease
DVD operations equipment	58,666	59,316	5 years
Corporate aircraft	57,938	30,039	8 years
Capital work-in-progress	28,902	8,267
Property and equipment, gross	689,942	641,218
Less: Accumulated depreciation	(340,296)	(321,814)
Property and equipment, net	$349,646	$319,404

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
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift and other prepaid memberships that have not been fully redeemed. As of June 30, 2018, total deferred revenue was $697.7 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $79.1 million increase in deferred revenue as compared to the year ended December 31, 2017 is a result of the increase in membership fees billed due to increased members and average monthly revenue per paying member.

5. Long-term Debt
As of June 30, 2018, the Company had aggregate outstanding long-term notes of $8,342.1 million, net of $74.9 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
The following table provides a summary of the Company's outstanding long-term debt and the fair values based on quoted market prices in less active markets as of June 30, 2018 and December 31, 2017:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Payment Dates	June 30, 2018	December 31, 2017
	(in millions)				(in millions)
5.375% Senior Notes	$500	February 2013	February 2021	February 1 and August 1	$516	$530
5.750% Senior Notes	400	February 2014	March 2024	March 1 and September 1	411	427
5.875% Senior Notes	800	February 2015	February 2025	April 15 and October 15	822	856
5.50% Senior Notes	700	February 2015	February 2022	April 15 and October 15	723	739
4.375% Senior Notes	1,000	October 2016	November 2026	May 15 and November 15	942	983
3.625% Senior Notes (1)	1,517	May 2017	May 2027	May 15 and November 15	1,491	1,575
4.875% Senior Notes	1,600	October 2017	April 2028	April 15 and October 15	1,526	1,571
5.875% Senior Notes	$1,900	April 2018	November 2028	May 15 and November 15	1,923	—
	$8,417
(1) Debt is denominated in euro with a €1,300 million aggregate principal amount and is remeasured into U.S. dollars at each balance sheet date.
The expected timing of principal and interest payments for these Notes are as follows:

	As of
	June 30, 2018	December 31, 2017
	(in thousands)
Less than one year	$429,942	$311,339
Due after one year and through three years	1,347,480	627,444
Due after three years and through five years	1,448,814	1,761,465
Due after five years	8,687,586	6,348,580
Total debt obligations	$11,913,822	$9,048,828

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of June 30, 2018 and December 31, 2017, the Company was in compliance with all related covenants.
Revolving Credit Facility
In July 2017, the Company entered into a $500.0 million unsecured revolving credit facility (“Revolving Credit Agreement”), with an uncommitted incremental facility to increase the amount of the revolving credit facility by up to an additional $250.0 million, subject to certain terms and conditions. Revolving loans may be borrowed, repaid and reborrowed until July 27, 2022, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of June 30, 2018, no amounts have been borrowed under the Revolving Credit Agreement.
The borrowings under the Revolving Credit Agreement bear interest, at the Company’s option, of either (i) a floating rate equal to a base rate (the “Alternate Base Rate”) or (ii) a rate equal to an adjusted London interbank offered rate (the “Adjusted LIBO Rate”), plus a margin of 0.75%. The Alternate Base Rate is defined as the greatest of (A) the rate of interest published by the Wall Street Journal, from time to time, as the prime rate, (B) the federal funds rate, plus 0.500% and (C) the Adjusted LIBO Rate for a one-month interest period, plus 1.00%. The Adjusted LIBO Rate is defined as the London interbank offered rate for deposits in U.S. dollars, for the relevant interest period, adjusted for statutory reserve requirements, but in no event shall the Adjusted LIBO Rate be less than 0.00% per annum.
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at a rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of June 30, 2018, the Company was in compliance with all related covenants.

6. Commitments and Contingencies

Streaming Content
As of June 30, 2018, the Company had $18.4 billion of obligations comprised of $4.5 billion included in "Current content liabilities" and $3.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.3 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2017, the Company had $17.7 billion of obligations comprised of $4.2 billion included in "Current content liabilities" and $3.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	June 30, 2018	December 31, 2017
	(in thousands)
Less than one year	$8,212,614	$7,446,947
Due after one year and through three years	8,374,640	8,210,159
Due after three years and through five years	1,718,511	1,894,001
Due after five years	93,001	143,535
Total streaming content obligations	$18,398,766	$17,694,642
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

7. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of June 30, 2018, 9.7 million shares were reserved for future grants under the 2011 Stock Plan.

A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2017	10,739,915	21,647,350	$61.13
Granted	(1,056,538)	1,056,538	282.22
Exercised	—	(2,064,819)	39.92
Expired	—	(1,820)	4.72
Balances as of June 30, 2018	9,683,377	20,637,249	$74.58	5.85	$6,538,997
Vested and exercisable as of June 30, 2018		20,637,249	$74.58	5.85	$6,538,997

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the second quarter of 2018. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands)
Total intrinsic value of options exercised	$246,795	$101,727	$524,705	$208,824
Cash received from options exercised	26,936	14,826	83,271	39,004
Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Dividend yield	—%	—%	—%	—%
Expected volatility	42%	34%	40% - 42%	34% - 37%
Risk-free interest rate	2.90%	2.37%	2.61% - 2.90%	2.37%-2.45%
Suboptimal exercise factor	2.93	2.51	2.80 - 2.93	2.48 - 2.51
Weighted-average fair value (per share)	$161.39	$67.21	$141.62	$64.67
Total stock-based compensation expense (in thousands)	$81,232	$44,028	$149,627	$88,916
Total income tax impact on provision (in thousands)	$16,889	$14,477	$31,580	$29,178

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

8. Accumulated Other Comprehensive Loss

The accumulated balance of other comprehensive loss, net of tax, for the three and six months ended June 30, 2018 decreased $16.7 million and increased $8.1 million, respectively, due to cumulative translation adjustments for its non-US dollar functional currency subsidiaries.

9. Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$44,287	$(51,638)	$53,779	$(6,068)
Effective tax rate	10%	(370)%	7%	(3)%

The effective tax rates for the three and six months ended June 30, 2018 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation and Federal and California research and development credits (“R&D”), partially offset by state taxes, foreign taxes, non-deductible expenses, and the international provisions from the U.S. tax reform enacted in December 2017. The effective tax rate for the three and six months ended June 30, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation, foreign income taxed at rates lower than the U.S. statutory rate and Federal and California R&D credits, partially offset by state taxes and non-deductible expenses.

The increase in effective tax rates for the three and six months ended June 30, 2018 as compared to the same periods in 2017 were due primarily to lower benefit on a percentage basis from the recognition of excess tax benefits of stock-based compensation as well as additional expense related to foreign taxes, non-deductible expenses, and the international provisions from the U.S. tax reform enacted in December 2017. For the three and six months ended June 30, 2018, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $56.7 million and $117.4 million, respectively, compared to the three and six months ended June 30, 2017 of $32.8 million and $68.8 million, respectively.
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
Gross unrecognized tax benefits were $56.1 million and $42.9 million as of June 30, 2018 and December 31, 2017, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $52.3 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of June 30, 2018, gross unrecognized tax benefits of $28.5 million was classified as “Other non-current liabilities” and $27.6 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for (benefit from) income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for (benefit from) income taxes” were not material in any of the periods presented.
Deferred tax assets of $509.9 million and $478.3 million were classified as “Other non-current assets” on the Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The Company has a valuation allowance of $103.4 million and $49.4 million as of June 30, 2018 and December 31, 2017, respectively. The valuation allowance is primarily related to certain foreign tax credit carryovers that are not likely to be recognized.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS and the state of California for 2014 and 2015. The 2016 Federal tax return remains subject to examination by the IRS. The 2009 through 2016 state tax returns are subject to examination by state tax authorities. The Company is also currently under examination in the UK for 2015. The Company has no other significant foreign jurisdiction audits underway. The years 2012 through 2017 remain subject to examination by foreign tax authorities.

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
The Company's long-lived tangible assets were located as follows:

	As of
	June 30, 2018	December 31, 2017
	(in thousands)
United States	$312,872	$289,875
International	36,774	29,529

The following tables represent segment information for the three and six months ended June 30, 2018:

	As of/ Three Months Ended June 30, 2018
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	57,379	72,762	2,999	—
Revenues	$1,893,222	$1,921,144	$92,904	$3,907,270
Cost of revenues	925,703	1,324,240	39,924	2,289,867
Marketing	227,961	298,819	—	526,780
Contribution profit	$739,558	$298,085	$52,980	$1,090,623
Other operating expenses				628,410
Operating income				462,213
Other income (expense)				(33,577)
Provision for income taxes				44,287
Net income				$384,349

	As of/ Six Months Ended June 30, 2018
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	57,379	72,762	2,999	—
Revenues	$3,713,241	$3,703,230	$191,655	$7,608,126
Cost of revenues	1,820,576	2,583,049	82,317	4,485,942
Marketing	455,983	550,019	—	1,006,002
Contribution profit	$1,436,682	$570,162	$109,338	$2,116,182
Other operating expenses				1,207,391
Operating income				908,791
Other income (expense)				(180,539)
Provision for income taxes				53,779
Net income				$674,473

The following tables represent segment information for the three and six months ended June 30, 2017:

	As of/ Three Months Ended June 30, 2017
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	51,921	52,031	3,758	—
Revenues	$1,505,499	$1,165,228	$114,737	$2,785,464
Cost of revenues	831,962	1,017,612	52,734	1,902,308
Marketing	113,608	160,715	—	274,323
Contribution profit (loss)	$559,929	$(13,099)	$62,003	$608,833
Other operating expenses				481,026
Operating income				127,807
Other income (expense)				(113,845)
Benefit from income taxes				(51,638)
Net income				$65,600

	As of/Six Months Ended June 30, 2017
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total memberships at end of period (1)	51,921	52,031	3,758	—
Revenues	$2,975,541	$2,211,427	$235,131	$5,422,099
Cost of revenues	1,581,450	1,864,929	112,953	3,559,332
Marketing	228,646	316,947	—	545,593
Contribution profit	$1,165,445	$29,551	$122,178	$1,317,174
Other operating expenses				932,425
Operating income				384,749
Other income (expense)				(146,995)
Benefit from income taxes				(6,068)
Net income				$243,822

The following table represents the amortization of content assets:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Three months ended June 30,
2018	$751,947	$1,065,870	$11,154	$1,828,971
2017	696,688	854,106	16,511	1,567,305
Six months ended June 30,
2018	1,482,219	2,084,442	22,288	3,588,949
2017	1,305,436	1,551,041	35,109	2,891,586

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the impact of, and the Company’s response to, new accounting standards; content amortization; pricing changes; dividends; impact of foreign currency and exchange rate fluctuations, including on net income, revenues and average revenues per paying member; deferred revenue; investments in global streaming, including original content; impact of content on membership growth; cash use in connection with the acquisition, licensing and production of content; liquidity and free cash flow; unrecognized tax benefits; deferred tax assets; effective tax rate; accessing and obtaining additional capital, including future debt financing; accounting treatment for changes related to content assets; and future contractual obligations, including unknown streaming content obligations and timing of payments. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 5, 2018, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading internet entertainment service with over 130 million streaming memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	June 30, 2018	June 30, 2017	Q2'18 vs. Q2'17
	(in thousands, except revenue per membership and percentages)
Global streaming memberships at end of period	130,141	103,952	26,189	25%
Global streaming average monthly revenue per paying membership	$10.45	$9.21	$1.24	13%
Revenues	3,907,270	2,785,464	1,121,806	40%
Global operating income	462,213	127,807	334,406	262%
Global operating margin	11.8%	4.6%	7.2%	157%
Net income	384,349	65,600	318,749	486%

Consolidated revenues for the three months ended June 30, 2018 increased 40%, including an increase of 26% and 65% in revenues in the Domestic streaming and International streaming segments, respectively, as compared to the three months ended June 30, 2017. International revenues accounted for 49% of consolidated revenue for the three months ended June 30, 2018 as compared to 42% of consolidated revenue for the three months ended June 30, 2017. The increase in consolidated revenues was primarily driven by the growth in the average number of paid streaming memberships globally, the majority of which was growth in our international memberships. Average paid international streaming memberships accounted for 54% of total average paid streaming memberships as of June 30, 2018, as compared to 48% of total average paid streaming memberships for the same period in 2017. In addition, the average monthly revenue per paying streaming membership increased primarily due to price changes and a shift in the plan mix towards higher priced plans.
The increase in operating income is due primarily to increased revenues partially offset by increased content expenses as we continue to acquire, license and produce content, including more Netflix originals, as well as increased headcount costs to support continued improvements in our streaming service, our international expansion, and our growing content production activities. The increase in net income was comprised of an increase in operating income coupled with an increase in foreign exchange gains primarily due to the remeasurement of our euro denominated senior note, partially offset by an increase in interest expense primarily due to the higher principal of senior notes outstanding.
We offer three types of streaming membership plans. Our “basic” plan includes access to standard definition quality streaming on a single screen at a time. Our “standard” plan is our most popular streaming plan and includes access to high definition quality streaming on two screens concurrently. Our “premium” plan includes access to high definition and ultra-high definition quality content on four screens concurrently. As of June 30, 2018, pricing on our plans ranged in the U.S. from $7.99 to $13.99 per month and internationally from the U.S. dollar equivalent of approximately $4 to $20 per month. We expect that from time to time the prices of our membership plans in each country may increase.
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

Domestic Streaming Segment
Three months ended June 30, 2018 as compared to the three months ended June 30, 2017

	As of/ Three Months Ended		Change
	June 30, 2018	June 30, 2017	Q2'18 vs. Q2'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	674	1,067	(393)	(37)%
Memberships at end of period	57,379	51,921	5,458	11%
Paid memberships at end of period	55,959	50,323	5,636	11%
Average monthly revenue per paying membership	$11.37	$10.07	$1.30	13%

Contribution profit:
Revenues	$1,893,222	$1,505,499	$387,723	26%
Cost of revenues	925,703	831,962	93,741	11%
Marketing	227,961	113,608	114,353	101%
Contribution profit	739,558	559,929	179,629	32%
Contribution margin	39%	37%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members in the United States. The 26% increase in our domestic streaming revenues was primarily due to the 11% growth in the average number of paid memberships, as well as a 13% increase in the average monthly revenue per paying membership, resulting from our price changes and a shift in the plan mix towards higher priced plans. Our standard plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $55.3 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $38.4 million primarily due to an increase in other content-related costs, and an increase in payment processing fees which grew due to our growing member base.
Domestic marketing expenses increased primarily due to increased advertising and public relations, as well as increased payments to our partners.
Our Domestic streaming segment had a contribution margin of 39% for the three months ended June 30, 2018 and increased as compared to the contribution margin of 37% for the three months ended June 30, 2017 as growth in paid memberships and revenue outpaced content spend.

Six months ended June 30, 2018 as compared to the six months ended June 30, 2017

	As of/ Six Months Ended		Change
	June 30, 2018	June 30, 2017	YTD'18 vs. YTD'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	2,629	2,490	139	6%
Memberships at end of period	57,379	51,921	5,458	11%
Paid memberships at end of period	55,959	50,323	5,636	11%
Average monthly revenue per paying membership	$11.31	$10.07	$1.24	12%

Contribution profit:
Revenues	$3,713,241	$2,975,541	$737,700	25%
Cost of revenues	1,820,576	1,581,450	239,126	15%
Marketing	455,983	228,646	227,337	99%
Contribution profit	1,436,682	1,165,445	271,237	23%
Contribution margin	39%	39%

The 25% increase in our domestic streaming revenues was primarily due to the 11% growth in the average number of paid memberships, as well as a 12% increase in average monthly revenue per paying membership, resulting from our price changes and a shift in the plan mix towards higher priced plans.
The increase in domestic streaming cost of revenues was primarily due to a $176.8 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $62.3 million primarily due to an increase in other content-related costs, and an increase in payment processing fees which grew due to our growing member base.
Domestic marketing expenses increased primarily due to increased advertising and public relations, as well as increased payments to our partners.
Our Domestic streaming segment had a contribution margin of 39% for the six months ended June 30, 2018, which remained flat when compared to the six months ended June 30, 2017.

International Streaming Segment
Three months ended June 30, 2018 as compared to the three months ended June 30, 2017

	As of/ Three Months Ended		Change
	June 30, 2018	June 30, 2017	Q2'18 vs. Q2'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	4,472	4,137	335	8%
Memberships at end of period	72,762	52,031	20,731	40%
Paid memberships at end of period	68,395	48,713	19,682	40%
Average monthly revenue per paying membership	$9.69	$8.29	$1.40	17%

Contribution profit (loss):
Revenues	$1,921,144	$1,165,228	$755,916	65%
Cost of revenues	1,324,240	1,017,612	306,628	30%
Marketing	298,819	160,715	138,104	86%
Contribution profit (loss)	298,085	(13,099)	311,184	2,376%
Contribution margin	16%	(1)%

In the International streaming segment, we derive revenues from monthly membership fees for services consisting solely of streaming content to our members outside the United States. The 65% increase in our international revenues was due to the 41% growth in the average number of paid international memberships, in addition to a 17% increase in the average monthly revenue per paying membership. The increase in the average monthly revenue per paying membership was due to price changes and a shift in the plan mix towards higher priced plans coupled with favorable fluctuations in foreign exchange rates. We estimate that international revenues in the second quarter of 2018 would have been approximately $65.0 million lower if foreign exchange rates had remained consistent with the foreign exchange rates from the second quarter of 2017. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations.
The increase in international cost of revenues was primarily due to a $211.8 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $94.8 million primarily due to increases in other content-related costs, as well as increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses increased mainly due to increased advertising and public relations, as well as increased payments to our partners.
International contribution profit for the three months ended June 30, 2018 was $298.1 million as opposed to a contribution loss of $13.1 million for the three months ended June 30, 2017 as profit growth in our more mature markets offset investments in newer markets.

Six months ended June 30, 2018 as compared to the six months ended June 30, 2017

	As of/ Six Months Ended		Change
	June 30, 2018	June 30, 2017	YTD'18 vs. YTD'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Net additions	9,930	7,666	2,264	30%
Memberships at end of period	72,762	52,031	20,731	40%
Paid memberships at end of period	68,395	48,713	19,682	40%
Average monthly revenue per paying membership	$9.73	$8.20	$1.53	19%

Contribution profit:
Revenues	$3,703,230	$2,211,427	$1,491,803	67%
Cost of revenues	2,583,049	1,864,929	718,120	39%
Marketing	550,019	316,947	233,072	74%
Contribution profit	570,162	29,551	540,611	1,829%
Contribution margin	15%	1%
The 67% increase in our international revenues was due to the 41% growth in our average number of paid international memberships, in addition to a 19% increase in the average monthly revenue per paying membership. The increase in the average monthly revenue per paying membership was due to price changes and a shift in the plan mix towards higher priced plans coupled with favorable fluctuations in foreign exchange rates. We estimate that international revenues in the six months ended June 30, 2018 would have been approximately $179.3 million lower if foreign exchange rates had remained consistent with the foreign exchange rates for the six months ended June 30, 2017.
The increase in international cost of revenues was primarily due to a $533.4 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $184.7 million primarily due to increases increases in other content-related costs, as well as increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base, partially offset by decreases resulting from exchange rate fluctuations.
International marketing expenses for the six months ended June 30, 2018 increased mainly due to increased advertising and public relations, as well as increased payments to our partners.
International contribution profit grew to $570.2 million for the six months ended June 30, 2018 as compared to $29.6 million profit for the six months ended June 30, 2017 as profit growth in our more mature markets offset investments in newer markets.

Domestic DVD Segment
Three months ended June 30, 2018 as compared to the three months ended June 30, 2017

	As of/ Three Months Ended		Change
	June 30, 2018	June 30, 2017	Q2'18 vs. Q2'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(168)	(186)	18	10%
Memberships at end of period	2,999	3,758	(759)	(20)%
Paid memberships at end of period	2,971	3,692	(721)	(20)%
Average monthly revenue per paying membership	$10.14	$10.12	$0.02	—%

Contribution profit:
Revenues	$92,904	$114,737	$(21,833)	(19)%
Cost of revenues	39,924	52,734	(12,810)	(24)%
Contribution profit	52,980	62,003	(9,023)	(15)%
Contribution margin	57%	54%

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
Our Domestic DVD segment contribution margin was 57% for the three months ended June 30, 2018, as compared to 54% for the three months ended June 30, 2017, due to the decreased DVD usage by paying members and decreased DVD content expenses.

Six months ended June 30, 2018 as compared to the six months ended June 30, 2017

	As of/ Six Months Ended		Change
	June 30, 2018	June 30, 2017	YTD'18 vs. YTD'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(384)	(356)	(28)	(8)%
Memberships at end of period	2,999	3,758	(759)	(20)%
Paid memberships at end of period	2,971	3,692	(721)	(20)%
Average monthly revenue per paying membership	$10.16	$10.14	$0.02	—%

Contribution profit:
Revenues	$191,655	$235,131	$(43,476)	(18)%
Cost of revenues	82,317	112,953	(30,636)	(27)%
Contribution profit	109,338	122,178	(12,840)	(11)%
Contribution margin	57%	52%
Our Domestic DVD segment contribution margin was 57% for the six months ended June 30, 2018, as compared to 52% for the six months ended June 30, 2017, due to the decreased DVD usage by paying members and decreased DVD content expenses.

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

Three months ended June 30, 2018 as compared to the three months ended June 30, 2017

	Three Months Ended		Change
	June 30, 2018	June 30, 2017	Q2'18 vs. Q2'17
	(in thousands, except percentages)
Technology and development	$317,213	$267,083	$50,130	19%
As a percentage of revenues	8%	10%

The increase in technology and development expenses was primarily due to a $45.8 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service and our international expansion.

Six months ended June 30, 2018 as compared to the six months ended June 30, 2017

	Six Months Ended		Change
	June 30, 2018	June 30, 2017	YTD'18 vs. YTD'17
	(in thousands, except percentages)
Technology and development	$617,943	$524,191	$93,752	18%
As a percentage of revenues	8%	10%

The increase in technology and development expenses was primarily due to a $83.6 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and a growth in average headcount supporting continued improvements in our streaming service and our international expansion.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as for personnel that support global functions related to content, marketing, public relations and operations other than customer service. General and administrative expenses also includes professional fees and other general corporate expenses.

Three months ended June 30, 2018 as compared to the three months ended June 30, 2017

	Three Months Ended		Change
	June 30, 2018	June 30, 2017	Q2'18 vs. Q2'17
	(in thousands, except percentages)
General and administrative	$311,197	$213,943	$97,254	45%
As a percentage of revenues	8%	8%
General and administrative expenses increased primarily due to a $79.3 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees. In addition, facilities-related costs increased $11.4 million, primarily driven by costs for our Los Gatos, California headquarters and Los Angeles, California facility. Third party expenses, including costs for contractors and consultants, also increased $4.5 million.

Six months ended June 30, 2018 as compared to the six months ended June 30, 2017

	Six Months Ended		Change
	June 30, 2018	June 30, 2017	YTD'18 vs. YTD'17
	(in thousands, except percentages)
General and administrative	$589,448	$408,234	$181,214	44%
As a percentage of revenues	8%	8%

General and administrative expenses increased primarily due to a $147.4 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees. In addition, facilities-related costs increased $17.5 million, primarily driven by costs for our Los Gatos, California headquarters and Los Angeles, California facility. In addition, third party expenses, including costs for contractors and consultants, increased $10.2 million.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.
Three months ended June 30, 2018 as compared to the three months ended June 30, 2017

	Three Months Ended		Change
	June 30, 2018	June 30, 2017	Q2'18 vs. Q2'17
	(in thousands, except percentages)
Interest expense	$(101,605)	$(55,482)	$(46,123)	(83)%
As a percentage of revenues	(3)%	(2)%

Six months ended June 30, 2018 as compared to the six months ended June 30, 2017

	Six Months Ended		Change
	June 30, 2018	June 30, 2017	YTD'18 vs. YTD'17
	(in thousands, except percentages)
Interest expense	$(182,824)	$(102,224)	$(80,600)	(79)%
As a percentage of revenues	(2)%	(2)%

Interest expense primarily consisted of interest on our Notes of $98.7 million and $177.3 million for the three and six months ended June 30, 2018, respectively. The increase in interest expense for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 is due to the increase in long-term debt.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.
Three months ended June 30, 2018 as compared to the three months ended June 30, 2017

	Three Months Ended		Change
	June 30, 2018	June 30, 2017	Q2'18 vs. Q2'17
	(in thousands, except percentages)
Interest and other income (expense)	$68,028	$(58,363)	$126,391	217%
As a percentage of revenues	2%	(2)%

Six months ended June 30, 2018 as compared to the six months ended June 30, 2017

	Six Months Ended		Change
	June 30, 2018	June 30, 2017	YTD'17 vs. YTD'16
	(in thousands, except percentages)
Interest and other income (expense)	$2,285	$(44,771)	$47,056	105%
As a percentage of revenues	—%	(1)%

Interest and other income (expense) increased for the three and six months ended June 30, 2018 primarily due to a foreign exchange gain of $58.1 million and loss of $13.6 million, respectively, compared to losses of $60.7 million and $49.4 million, respectively, for the corresponding periods in 2017. In the three and six months ended June 30, 2018, the foreign exchange gains (losses) were primarily driven by the $85.4 million and $44.3 million, respectively, gains from the remeasurement of our €1,300.0 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities.

Provision for (Benefit from) Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$44,287	$(51,638)	$53,779	$(6,068)
Effective tax rate	10%	(370)%	7%	(3)%
The effective tax rate for the three and six months ended June 30, 2018 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation and Federal and California research and development credits (“R&D”), partially offset by state taxes, foreign taxes, non-deductible expenses, and the international provisions from the U.S. tax reform enacted in December 2017.
The increase in our effective tax rate for the three and six months ended June 30, 2018, as compared to the same period in 2017 was due primarily to lower benefit on a percentage basis from the recognition of excess tax benefits of stock-based compensation as well as additional expense related to foreign taxes, non-deductible expenses, and the international provisions from the U.S. tax reform enacted in December 2017.
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

Liquidity and Capital Resources

	As of
	June 30, 2018	December 31, 2017
	(in thousands)
Cash, cash equivalents and restricted cash	$3,913,994	2,822,795
Long-term debt	8,342,067	6,499,432

Cash, cash equivalents and restricted cash increased $1,091.2 million in the six months ended June 30, 2018 primarily due to the issuance of debt, partially offset by cash used in operations.
Long-term debt, net of debt issuance costs, increased $1,842.6 million due to the issuance of debt in April 2018, partially offset by the remeasurement of our euro denominated notes. The earliest maturity date for our outstanding long-term debt is February 2021.  As of June 30, 2018, no amounts had been borrowed under the $500.0 million Revolving Credit Agreement. See Note 5 Long-term Debt in the accompanying notes to our consolidated financial statements. We anticipate continuing to finance our future capital needs in the debt market, as we continue to believe that our after-tax cost of debt is lower than our cost of equity. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Our primary uses of cash include the acquisition, licensing and production of content, streaming delivery, marketing programs and personnel-related costs. Cash payment terms for non-original content have historically been in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to continue to significantly increase our investments in global streaming content, particularly in original content, which will impact our liquidity and result in future negative free cash flows for many years. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for at least the next twelve months.
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
Three months ended June 30, 2018 as compared to the three months ended June 30, 2017

	Three Months Ended
	June 30, 2018	June 30, 2017
	(in thousands)
Net cash used in operating activities	$(518,239)	$(534,528)
Net cash used in investing activities	(40,316)	(56,432)
Net cash provided by financing activities	1,909,412	1,420,386

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(518,239)	(534,528)
Acquisition of DVD content assets	(12,552)	(7,624)
Purchases of property and equipment	(27,323)	(65,231)
Change in other assets	(441)	(1,064)
Non-GAAP free cash flow	$(558,555)	$(608,447)

Net cash used in operating activities decreased $16.3 million to $518.2 million for the three months ended June 30, 2018. The decreased use of cash was primarily driven by a $1,121.8 million or 40% increase in revenues partially offset by the increase in investments in streaming content that require more upfront payments. The payments for streaming content assets increased $595.7 million, from $2,149.5 million to $2,745.2 million, or 28% as compared to the increase in the amortization of streaming content assets of $267.0 million, from $1,550.8 million to $1,817.8 million, or 17%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service, our international expansion and increased content production activities.
Net cash used in investing activities decreased $16.1 million for the three months ended June 30, 2018, primarily due to a $37.9 million decrease in purchases of property and equipment for our Los Gatos and Los Angeles headquarter offices partially offset by a $17.5 million decrease in the proceeds from the sale and maturities of short-term investments, net of purchases.
Net cash provided by financing activities increased $489.0 million for the three months ended June 30, 2018, due to an increase in the proceeds from the issuance of debt from $1,405.5 million, net of $15.0 million issuance costs in the three months ended June 30, 2017, to $1,883.0 million, net of $17.0 million issuance costs in the three months ended June 30, 2018.
Non-GAAP free cash flow was $942.9 million lower than net income for the three months ended June 30, 2018 primarily due to $927.4 million of cash payments for streaming content assets over streaming amortization expense and $96.7 million in other non-favorable working capital differences partially offset by $81.2 million of non-cash stock-based compensation expense.

Non-GAAP free cash flow was $674.0 million lower than net income for the three months ended June 30, 2017, primarily due to $598.7 million of cash payments for streaming content assets over streaming amortization expense coupled with $119.3 million of non-favorable other working capital differences partially offset by $44.0 million of non-cash stock-based compensation expense.

Six months ended June 30, 2018 as compared to the six months ended June 30, 2017

	Six Months Ended
	June 30, 2018	June 30, 2017
	(in thousands)
Net cash used in operating activities	$(754,996)	$(878,384)
Net cash provided by investing activities	(90,068)	(132,022)
Net cash provided by financing activities	1,965,426	1,444,625

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(754,996)	(878,384)
Acquisition of DVD content assets	(23,348)	(32,996)
Purchases of property and equipment	(64,493)	(117,754)
Change in other assets	(2,227)	(1,833)
Non-GAAP free cash flow	$(845,064)	$(1,030,967)

Net cash used in operating activities decreased $123.4 million to $755.0 million for the six months ended June 30, 2018. The decreased use of cash was primarily driven by a $2,186 million or 40% increase in revenues partially offset by the increase in investments in streaming content that require more upfront payments. The payments for streaming content assets increased $1,221.2 million, from $4,131.9 million to $5,353.1 million, or 30% as compared to the increase in the amortization of streaming content assets of $710.2 million, from $2,856.5 million to $3,566.7 million, or 25%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service, our international expansion and increased content production activities.
Net cash used in investing activities decreased $42.0 million for the six months ended June 30, 2018, primarily due to a $53.3 million decrease in purchases of property and equipment for our Los Gatos and Los Angeles headquarter offices and a $9.6 million decrease in the acquisition of DVD content assets partially offset by a $20.6 million decrease in the proceeds from the sales and maturities of short-term investments, net of purchases.
Net cash provided by financing activities increased $520.8 million in the six months ended June 30, 2018, due to the proceeds from the issuance of debt of $1,883.0 million, net of $17.0 million of issuance costs.
Free cash flow was $1,519.5 million lower than net income for the six months ended June 30, 2018 primarily due to $1,786.4 million of cash payments for streaming content assets over streaming amortization expense partially offset by $117.3 million favorable other working capital differences and $149.6 million of non-cash stock-based compensation expenses.
Free cash flow was $1,274.8 million lower than net income for the six months ended June 30, 2017, primarily due to $1,275.5 million of cash payments for streaming content assets over streaming amortization expense coupled with $88.2 million non-favorable other working capital differences partially offset by $88.9 million of non-cash stock-based compensation expense.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of June 30, 2018. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of June 30, 2018:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$18,398,766	$8,212,614	$8,374,640	$1,718,511	$93,001
Debt (2)	11,913,822	429,942	1,347,480	1,448,814	8,687,586
Lease obligations (3)	767,143	112,448	200,235	170,159	284,301
Other purchase obligations (4)	841,562	560,414	212,162	54,028	14,958
Total	$31,921,293	$9,315,418	$10,134,517	$3,391,512	$9,079,846

(1)
As of June 30, 2018, streaming content obligations were comprised of $4.5 billion included in "Current content liabilities" and $3.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.3 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

Streaming content obligations increased $0.5 billion from $17.9 billion as of December 31, 2017 to $18.4 billion as of June 30, 2018, primarily due to multi-year commitments associated with the continued expansion of our exclusive and original programming.
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

(3)
Lease obligations include lease financing obligations of $13.2 million related to a portion of our current Los Gatos, California headquarters for which we are the deemed owner for accounting purposes, commitments of $487.8 million for our headquarters in Los Gatos, California, and our office space in Los Angeles, California and other commitments of $266.1 million for facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2028.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery and cloud computing costs, as well as other miscellaneous open purchase orders for which we have not received the related services or goods.

As of June 30, 2018, we had gross unrecognized tax benefits of $56.1 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the consolidated balance sheets.  At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of June 30, 2018, the valuation allowance of $103.4 million was related to foreign tax credits that we are not expected to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At June 30, 2018, our estimated gross unrecognized tax benefits were $56.1 million of which $52.3 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

Recent Accounting Pronouncements

The information set forth under Note 1 to the consolidated financial statements under the caption “Basis of Presentation and Summary of Significant Accounting Policies” is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K/A for the year ended December 31, 2017. Our exposure to market risk has not changed significantly since December 31, 2017.
Foreign Currency Risk
International revenues and cost of revenues account for 49% and 58%, respectively, of consolidated amounts for the six months ended June 30, 2018. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen, the Argentine Peso and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. In the six months ended June 30, 2018, we believe our international revenues would have been approximately $179.3 million lower had foreign currency exchange rates remained consistent with those in same period of 2017.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the six months ended June 30, 2018, we recognized a $58.1 million foreign exchange gain which resulted primarily from the remeasurement of our €1,300.0 million Senior Notes and the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the six months ended June 30, 2018 was $(36.3) million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NETFLIX, INC.
Dated:	July 18, 2018	By:
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated:	July 18, 2018	By:
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 filed with the SEC on July 18, 2018, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2018 and 2017 (iii) Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the Three and Six Months Ended June 30, 2018 and 2017 and (v) the Notes to the Consolidated Financial Statements.
X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.