Form 10-Q
period 2018-09-30
NETFLIX INC
filed 2018-10-18
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2018, there were 436,084,995 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Revenues	$3,999,374	$2,984,859	$11,607,500	$8,406,958
Cost of revenues	2,412,346	1,992,980	6,898,288	5,552,312
Marketing	435,269	312,490	1,441,271	858,083
Technology and development	327,026	255,236	944,969	779,427
General and administrative	344,065	215,526	933,513	623,760
Operating income	480,668	208,627	1,389,459	593,376
Other income (expense):
Interest expense	(108,862)	(60,688)	(291,686)	(162,912)
Interest and other income (expense)	7,004	(31,702)	9,289	(76,473)
Income before income taxes	378,810	116,237	1,107,062	353,991
Provision for (benefit from) income taxes	(24,025)	(13,353)	29,754	(19,421)
Net income	$402,835	$129,590	$1,077,308	$373,412
Earnings per share:
Basic	$0.92	$0.30	$2.48	$0.87
Diluted	$0.89	$0.29	$2.39	$0.84
Weighted-average common shares outstanding:
Basic	435,809	432,404	435,033	431,473
Diluted	451,919	447,362	451,283	446,367

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Net income	$402,835	$129,590	$1,077,308	$373,412
Other comprehensive income:
Foreign currency translation adjustments	(2,081)	5,678	6,049	22,604
Change in unrealized gains on available-for-sale securities, net of tax of $0, $212, $0, and $378, respectively	—	328	—	599
Total other comprehensive income (loss)	(2,081)	6,006	6,049	23,203
Comprehensive income	$400,754	$135,596	$1,083,357	$396,615

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Cash flows from operating activities:
Net income	$402,835	$129,590	$1,077,308	$373,412
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(3,238,717)	(2,315,017)	(9,259,185)	(7,328,104)
Change in streaming content liabilities	65,868	(34,587)	733,227	846,560
Amortization of streaming content assets	1,911,767	1,627,477	5,478,428	4,483,954
Amortization of DVD content assets	9,959	13,259	32,247	48,368
Depreciation and amortization of property, equipment and intangibles	21,161	19,238	59,938	52,838
Stock-based compensation expense	82,316	44,763	231,943	133,679
Other non-cash items	8,962	9,896	31,092	43,081
Foreign currency remeasurement loss (gain) on long-term debt	(7,670)	50,830	(52,000)	115,050
Deferred taxes	(39,453)	(57,090)	(71,041)	(104,556)
Changes in operating assets and liabilities:
Other current assets	(30,364)	(41,399)	(111,833)	(147,000)
Accounts payable	(4,449)	34,029	77,367	10,590
Accrued expenses	134,000	74,006	200,198	119,506
Deferred revenue	18,983	32,947	98,101	94,777
Other non-current assets and liabilities	(25,609)	(7,549)	28,803	(40,146)
Net cash used in operating activities	(690,411)	(419,607)	(1,445,407)	(1,297,991)
Cash flows from investing activities:
Acquisition of DVD content assets	(7,731)	(10,217)	(31,079)	(43,213)
Purchases of property and equipment	(39,333)	(33,963)	(103,826)	(151,717)
Change in other assets	(121,630)	(1,107)	(123,857)	(2,940)
Purchases of short-term investments	—	(2,799)	—	(74,819)
Proceeds from sale of short-term investments	—	250,278	—	320,154
Proceeds from maturities of short-term investments	—	—	—	22,705
Net cash provided by (used in) investing activities	(168,694)	202,192	(258,762)	70,170
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	1,900,000	1,420,510
Debt issuance costs	—	(312)	(16,992)	(15,325)
Proceeds from issuance of common stock	29,781	34,669	113,052	73,673
Other financing activities	(544)	65	(1,397)	189
Net cash provided by financing activities	29,237	34,422	1,994,663	1,479,047
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,562)	10,685	(34,725)	27,667
Net increase (decrease) in cash, cash equivalents, and restricted cash	(835,430)	(172,308)	255,769	278,893
Cash, cash equivalents, and restricted cash at beginning of period	3,913,994	1,918,777	2,822,795	1,467,576
Cash, cash equivalents, and restricted cash at end of period	$3,078,564	$1,746,469	$3,078,564	$1,746,469
Supplemental disclosure:
Increase (decrease) in investing activities included in liabilities	$(2,130)	$(6,876)	$2,512	$(27,041)
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,067,534	$2,822,795
Current content assets, net	4,987,916	4,310,934
Other current assets	674,531	536,245
Total current assets	8,729,981	7,669,974
Non-current content assets, net	13,408,443	10,371,055
Property and equipment, net	371,152	319,404
Other non-current assets	856,653	652,309
Total assets	$23,366,229	$19,012,742
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,613,011	$4,173,041
Accounts payable	441,427	359,555
Accrued expenses	527,079	315,094
Deferred revenue	716,723	618,622
Total current liabilities	6,298,240	5,466,312
Non-current content liabilities	3,593,823	3,329,796
Long-term debt	8,336,586	6,499,432
Other non-current liabilities	127,927	135,246
Total liabilities	18,356,576	15,430,786
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at September 30, 2018 and December 31, 2017; 436,084,995 and 433,392,686 issued and outstanding at September 30, 2018 and December 31, 2017, respectively	2,215,736	1,871,396
Accumulated other comprehensive loss	(14,508)	(20,557)
Retained earnings	2,808,425	1,731,117
Total stockholders’ equity	5,009,653	3,581,956
Total liabilities and stockholders’ equity	$23,366,229	$19,012,742

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
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule is effective on November 5, 2018. The Company is in the process of evaluating the impact of the final rule on its consolidated financial statements.

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

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands, except per share data)
Basic earnings per share:
Net income	$402,835	$129,590	$1,077,308	$373,412
Shares used in computation:
Weighted-average common shares outstanding	435,809	432,404	435,033	431,473
Basic earnings per share	$0.92	$0.30	$2.48	$0.87

Diluted earnings per share:
Net income	$402,835	$129,590	$1,077,308	$373,412
Shares used in computation:
Weighted-average common shares outstanding	435,809	432,404	435,033	431,473
Employee stock options	16,110	14,958	16,250	14,894
Weighted-average number of shares	451,919	447,362	451,283	446,367
Diluted earnings per share	$0.89	$0.29	$2.39	$0.84

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. These anti-dilutive stock options were immaterial for each period presented.

3. Cash, Cash Equivalents and Restricted Cash

	As of September 30, 2018
	Cash and cash equivalents	Non-current Assets (1)	Total
	(in thousands)
Cash	$2,501,504	$9,739	$2,511,243
Level 1 securities:
Money market funds	566,030	1,291	567,321

	$3,067,534	$11,030	$3,078,564

	As of December 31, 2017
	Cash and cash equivalents	Non-current Assets (1)	Total
	(in thousands)
Cash	$2,072,296	$4,367	$2,076,663
Level 1 securities:
Money market funds	449,734	1,276	451,010
Level 2 securities:
Time Deposits	300,765	—	300,765

	$2,822,795	$5,643	$2,828,438
(1) Restricted cash related to workers compensation deposits and letter of credit agreements. Balance as of September 30, 2018 is included in cash, cash equivalents, and restricted cash on the Consolidated Statements of Cash Flows.
There were no material gross realized gains or losses in the three and nine months ended September 30, 2018 and 2017, respectively.

4. Balance Sheet Components
Content Assets
Content assets consisted of the following:

	As of
	September 30, 2018	December 31, 2017
	(in thousands)
Licensed content, net	$13,458,275	$11,771,778

Produced content, net
Released, less amortization	1,946,994	1,427,256
In production	2,757,434	1,311,137
In development and pre-production	222,885	158,517
	4,927,313	2,896,910
DVD, net	10,771	13,301
Total	$18,396,359	$14,681,989

Current content assets, net	$4,987,916	$4,310,934
Non-current content assets, net	$13,408,443	$10,371,055

On average, over 90% of a licensed or produced streaming content asset is expected to be amortized within four years after its month of first availability.

As of September 30, 2018, over 30% of the $18.4 billion unamortized cost is expected to be amortized within one year and 32% and 82% of the $1.9 billion unamortized cost of the produced content that has been released is expected to be amortized within one year and three years, respectively.
As of September 30, 2018, the amount of accrued participations and residuals was not material.
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	September 30, 2018	December 31, 2017	Estimated Useful Lives
	(in thousands)
Leasehold improvements	$273,292	$229,848	Over life of lease
Information technology	222,966	223,850	3 years
Furniture and fixtures	60,217	49,217	3-15 years
Buildings	40,681	40,681	30 years
Corporate aircraft	58,058	30,039	8 years
DVD operations equipment	58,175	59,316	5 years
Capital work-in-progress	13,726	8,267
	727,115	641,218
Less: Accumulated depreciation	(355,963)	(321,814)
Property and equipment, net	$371,152	$319,404

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
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift and other prepaid memberships that have not been fully redeemed. As of September 30, 2018, total deferred revenue was $716.7 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $98.1 million increase in deferred revenue as compared to the year ended December 31, 2017 is a result of the increase in membership fees billed due to increased members and average monthly revenue per paying member.

5. Long-term Debt
As of September 30, 2018, the Company had aggregate outstanding long-term notes of $8,336.6 million, net of $72.7 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
The following table provides a summary of the Company's outstanding long-term debt and the fair values based on quoted market prices in less active markets as of September 30, 2018 and December 31, 2017:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Payment Dates	September 30, 2018	December 31, 2017
	(in millions)				(in millions)
5.375% Senior Notes	$500	February 2013	February 2021	February 1 and August 1	$515	$530
5.50% Senior Notes	700	February 2015	February 2022	April 15 and October 15	724	739
5.750% Senior Notes	400	February 2014	March 2024	March 1 and September 1	411	427
5.875% Senior Notes	800	February 2015	February 2025	April 15 and October 15	828	856
4.375% Senior Notes	1,000	October 2016	November 2026	May 15 and November 15	942	983
3.625% Senior Notes (1)	1,509	May 2017	May 2027	May 15 and November 15	1,491	1,575
4.875% Senior Notes	1,600	October 2017	April 2028	April 15 and October 15	1,504	1,571
5.875% Senior Notes	1,900	April 2018	November 2028	May 15 and November 15	1,901	—
	$8,409
(1) Debt is denominated in euro with a €1,300 million aggregate principal amount and is remeasured into U.S. dollars at each balance sheet date.
The expected timing of principal and interest payments for these Notes are as follows:

	As of
	September 30, 2018	December 31, 2017
	(in thousands)
Less than one year	$429,664	$311,339
Due after one year and through three years	1,333,487	627,444
Due after three years and through five years	1,448,258	1,761,465
Due after five years	8,623,554	6,348,580
Total debt obligations	$11,834,963	$9,048,828

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of September 30, 2018 and December 31, 2017, the Company was in compliance with all related covenants.
Revolving Credit Facility
In July 2017, the Company entered into a $500.0 million unsecured revolving credit facility (“Revolving Credit Agreement”), with an uncommitted incremental facility to increase the amount of the revolving credit facility by up to an additional $250.0 million, subject to certain terms and conditions. Revolving loans may be borrowed, repaid and reborrowed until July 27, 2022, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of September 30, 2018, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at a rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of September 30, 2018, the Company was in compliance with all related covenants.

6. Commitments and Contingencies

Streaming Content
As of September 30, 2018, the Company had $18.6 billion of obligations comprised of $4.6 billion included in "Current content liabilities" and $3.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2017, the Company had $17.7 billion of obligations comprised of $4.2 billion included in "Current content liabilities" and $3.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	September 30, 2018	December 31, 2017
	(in thousands)
Less than one year	$8,407,156	$7,446,947
Due after one year and through three years	8,557,396	8,210,159
Due after three years and through five years	1,590,976	1,894,001
Due after five years	90,230	143,535
Total streaming content obligations	$18,645,758	$17,694,642
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

7. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of September 30, 2018, 9.2 million shares were reserved for future grants under the 2011 Stock Plan.
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2017	10,739,915	21,647,350	$61.13
Granted	(1,507,700)	1,507,700	306.98
Exercised	—	(2,692,309)	41.75
Expired	—	(2,051)	4.64
Balances as of September 30, 2018	9,232,215	20,460,690	$81.80	5.76	$5,984,520
Vested and exercisable as of September 30, 2018		20,460,690	$81.80	5.76	$5,984,520

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the third quarter of 2018. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands)
Total intrinsic value of options exercised	$193,411	$142,664	$718,116	$351,488
Cash received from options exercised	29,781	34,669	113,052	73,673

Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Dividend yield	—%	—%	—%	—%
Expected volatility	40%	34%	40% - 42%	34% - 37%
Risk-free interest rate	2.90%	2.24%	2.61% - 2.90%	2.24%-2.45%
Suboptimal exercise factor	2.97	2.58	2.80 - 2.97	2.48 - 2.58
Weighted-average fair value (per share)	$182.45	$72.98	$153.84	$67.23
Total stock-based compensation expense (in thousands)	$82,316	$44,763	$231,943	$133,679
Total income tax impact on provision (in thousands)	$18,036	$14,428	$49,617	$43,606

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

8. Accumulated Other Comprehensive Loss

The accumulated balance of other comprehensive loss, net of tax, for the three and nine months ended September 30, 2018 decreased $2.1 million and increased $6.0 million, respectively, due to cumulative translation adjustments for its non-US dollar functional currency subsidiaries.

9. Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(24,025)	$(13,353)	$29,754	$(19,421)
Effective tax rate	(6)%	(11)%	3%	(5)%

The effective tax rates for the three and nine months ended September 30, 2018 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation, Federal and California research and development credits (“R&D”), and updated provisional amounts related to US tax reform as a result of the US federal tax return filing, partially offset by state taxes, foreign taxes, and non-deductible expenses. The effective tax rate for the three and nine months ended September 30, 2017 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation and Federal and California R&D credits, partially offset by state taxes, foreign taxes, and non-deductible expenses.
The increase in effective tax rates for the three and nine months ended September 30, 2018 as compared to the same periods in 2017 was due primarily to lower benefit on a percentage basis from the recognition of excess tax benefits of stock-based compensation as well as additional expense related to foreign taxes, and non-deductible expenses. For the three and nine months ended September 30, 2018, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $40.1 million and $157.5 million, respectively, compared to the three and nine months ended September 30, 2017 of $41.7 million and $110.5 million, respectively.
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
On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During the third quarter of 2018, we recorded a total provisional benefit of $37.6 million. This provisional benefit included $16.5 million related to adjustments to the transition tax and a $21.1 million benefit related to the remeasurement of certain deferred tax assets and liabilities as a result of the US federal tax return filing. While we do not anticipate any remaining adjustments related to the Act, the measurement period under SAB 118 remains open as there is still anticipated guidance clarifying certain aspects of the Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the fourth quarter of 2018 when the full analysis is complete.
Gross unrecognized tax benefits were $50.7 million and $42.9 million as of September 30, 2018 and December 31, 2017, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $47.6 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of September 30, 2018, gross unrecognized tax benefits of $19.0 million was classified as “Other non-current liabilities” and $31.7 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for (benefit from) income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for (benefit from) income taxes” were not material in any of the periods presented.
Deferred tax assets of $549.3 million and $478.3 million were classified as “Other non-current assets” on the Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The Company has a valuation allowance of $132.4 million and $49.4 million as of September 30, 2018 and December 31, 2017, respectively. The valuation allowance is primarily related to certain foreign tax credit carryovers that are not likely to be recognized.
The Company files U.S. Federal, state and foreign tax returns. In August 2018, the Company reached a favorable settlement with the IRS for tax years 2014 and 2015 and recorded a discrete tax benefit of $7.4 million in the third quarter of 2018. The 2016 and 2017 Federal tax returns currently remain subject to examination by the IRS. The Company is currently under examination by the state of California for 2014 and 2015. The 2009 through 2017 state tax returns are subject to examination by state tax authorities. The Company is also currently under examination in the UK for 2015. The Company has no other significant foreign jurisdiction audits underway. The years 2013 through 2017 remain subject to examination by foreign tax authorities.
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
The Domestic streaming segment derives revenues from monthly membership fees for services related to streaming content to members in the United States. The International streaming segment derives revenues from monthly membership fees for services related to streaming content to members outside of the United States. The Domestic DVD segment derives revenues from monthly membership fees for services consisting solely of DVD-by-mail. Revenues and the related payment card fees are attributed to the operating segment based on the nature of the underlying membership (streaming or DVD) and the geographic region from which the membership originates. There are no internal revenue transactions between the Company’s segments.
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

The Company's long-lived tangible assets were located as follows:

	As of
	September 30, 2018	December 31, 2017
	(in thousands)
United States	$331,336	$289,875
International	39,816	29,529

The following tables represent segment information for the three and nine months ended September 30, 2018:

	As of/ Three Months Ended September 30, 2018
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period	56,957	73,465	2,828
Total memberships at end of period (1)	58,464	78,635	2,852
Revenues	$1,937,314	$1,973,283	$88,777	$3,999,374
Cost of revenues	991,823	1,383,422	37,101	2,412,346
Marketing	183,521	251,748	—	435,269
Contribution profit	$761,970	$338,113	$51,676	$1,151,759
Other operating expenses				671,091
Operating income				480,668
Other income (expense)				(101,858)
Benefit for income taxes				(24,025)
Net income				$402,835

	As of/ Nine Months Ended September 30, 2018
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period	56,957	73,465	2,828
Total memberships at end of period (1)	58,464	78,635	2,852
Revenues	$5,650,555	$5,676,513	$280,432	$11,607,500
Cost of revenues	2,812,399	3,966,471	119,418	6,898,288
Marketing	639,504	801,767	—	1,441,271
Contribution profit	$2,198,652	$908,275	$161,014	$3,267,941
Other operating expenses				1,878,482
Operating income				1,389,459
Other income (expense)				(282,397)
Provision for income taxes				29,754
Net income				$1,077,308

The following tables represent segment information for the three and nine months ended September 30, 2017:

	As of/ Three Months Ended September 30, 2017
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period	51,345	52,678	3,520
Total memberships at end of period (1)	52,772	56,476	3,569
Revenues	$1,547,210	$1,327,435	$110,214	$2,984,859
Cost of revenues	864,408	1,081,485	47,087	1,992,980
Marketing	128,901	183,589	—	312,490
Contribution profit (loss)	$553,901	$62,361	$63,127	$679,389
Other operating expenses				470,762
Operating income				208,627
Other income (expense)				(92,390)
Benefit from income taxes				(13,353)
Net income				$129,590

	As of/ Nine Months Ended September 30, 2017
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period	51,345	52,678	3,520
Total memberships at end of period (1)	52,772	56,476	3,569
Revenues	$4,522,751	$3,538,862	$345,345	$8,406,958
Cost of revenues	2,445,858	2,946,414	160,040	5,552,312
Marketing	357,547	500,536	—	858,083
Contribution profit	$1,719,346	$91,912	$185,305	$1,996,563
Other operating expenses				1,403,187
Operating income				593,376
Other income (expense)				(239,385)
Benefit from income taxes				(19,421)
Net income				$373,412

The following table represents the amortization of content assets:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Three months ended September 30,
2018	$800,884	$1,110,883	$9,959	$1,921,726
2017	727,832	899,645	13,259	1,640,736
Nine months ended September 30,
2018	2,283,102	3,195,326	32,247	5,510,675
2017	2,033,268	2,450,686	48,368	4,532,322

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

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; the impact of, and the Company’s response to, new accounting standards; content amortization; pricing changes; DVD memberships; dividends; impact of foreign currency and exchange rate fluctuations, including on net income, revenues and average revenues per paying member; membership metrics; deferred revenue; investments in global streaming content, including original content; impact of content on membership growth; liquidity and free cash flow; unrecognized tax benefits; deferred tax assets; effective tax rate; adjustments relating to the Tax Cuts and Jobs Act of 2017; accessing and obtaining additional capital, including future debt financing; accounting treatment for changes related to content assets; and future contractual obligations, including unknown streaming content obligations and timing of payments. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2017 filed with the Securities and Exchange Commission (“SEC”) on February 5, 2018, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading internet entertainment service with over 130 million paid streaming memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, in the U.S., our members can receive DVDs delivered quickly to their homes.
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
Our core strategy is to grow our streaming membership business globally within the parameters of our operating margin target. We are continuously improving our members' experience by expanding our streaming content with a focus on a programming mix of content that delights our members. In addition, we are continuously enhancing our user interface and extending our streaming service to more internet-connected screens. Our members can download a selection of titles for offline viewing.

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	September 30, 2018	September 30, 2017	Q3'18 vs. Q3'17
	(in thousands, except revenue per membership and percentages)
Global paid streaming net membership additions	6,068	4,987	1,081	22%
Global paid streaming memberships at end of period	130,422	104,023	26,399	25%
Global streaming average monthly revenue per paying membership	$10.23	$9.44	$0.79	8%
Global total streaming net membership additions	6,958	5,296	1,662	31%
Global streaming memberships at end of period	137,099	109,248	27,851	25%

Revenues	$3,999,374	$2,984,859	$1,014,515	34%
Global operating income	480,668	208,627	272,041	130%
Global operating margin	12.0%	7.0%	5.0%	71%
Net income	402,835	129,590	273,245	211%

Consolidated revenues for the three months ended September 30, 2018 increased 34%, including an increase of 25% and 49% in revenues in the Domestic streaming and International streaming segments, respectively, as compared to the three months ended September 30, 2017. International revenues accounted for 50% of total streaming revenue for the three months ended September 30, 2018 as compared to 46% of total streaming revenue for the three months ended September 30, 2017. The increase in consolidated revenues was primarily driven by the growth in the average number of paid streaming memberships globally, the majority of which was growth in our international memberships. Average paid international streaming memberships accounted for 56% of total average paid streaming memberships as of September 30, 2018, as compared to 50% of total average paid streaming memberships for the same period in 2017. In addition, the average monthly revenue per paying streaming membership increased primarily due to price changes and a shift in the plan mix towards higher priced plans. The growth in paid net membership additions has been less volatile when compared to growth in total net membership additions as a result of free trial variability. We therefore believe paid memberships is a more reliable indicator of revenue growth.
The increase in operating margin is due primarily to increased revenues partially offset by increased content expenses as we continue to acquire, license and produce content, including more Netflix originals, as well as increased marketing expenses and headcount costs to support continued improvements in our streaming service, our international expansion, and our growing content production activities.
We offer three types of streaming membership plans. Our “basic” plan includes access to standard definition quality streaming on a single screen at a time. Our “standard” plan is our most popular streaming plan and includes access to high definition quality streaming on two screens concurrently. Our “premium” plan includes access to high definition and ultra-high definition quality content on four screens concurrently. As of September 30, 2018, pricing on our plans ranged in the U.S. from $7.99 to $13.99 per month and internationally from the U.S. dollar equivalent of approximately $3 to $20 per month. We expect that from time to time the prices of our membership plans in each country may increase.
The following represents the key elements to our segment results of operations:

•
We define contribution profit (loss) as revenues less cost of revenues and marketing expenses incurred by the segment. It represents each segment's performance before global corporate costs. As markets within our International streaming segment become profitable, we increasingly focus on our global operating profit margin target as a measure of profitability.

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

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and certain payments made to our marketing partners, including consumer electronics manufacturers, MVPDs, mobile operators and ISPs. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses are incurred by our

Domestic and International streaming segments given our focus on building consumer awareness of the streaming offerings, and in particular our original content.

Domestic Streaming Segment
Three months ended September 30, 2018 as compared to the three months ended September 30, 2017

	As of/ Three Months Ended		Change
	September 30, 2018	September 30, 2017	Q3'18 vs. Q3'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid net membership additions	998	1,022	(24)	(2)%
Paid memberships at end of period	56,957	51,345	5,612	11%
Average monthly revenue per paying membership	$11.44	$10.15	$1.29	13%
Net additions	1,085	851	234	27%
Memberships at end of period	58,464	52,772	5,692	11%

Contribution profit:
Revenues	$1,937,314	$1,547,210	$390,104	25%
Cost of revenues	991,823	864,408	127,415	15%
Marketing	183,521	128,901	54,620	42%
Contribution profit	761,970	553,901	208,069	38%
Contribution margin	39%	36%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services related to streaming content to our members in the United States. The 25% increase in our domestic streaming revenues was primarily due to the 11% growth in the average number of paid memberships, as well as a 13% increase in the average monthly revenue per paying membership, resulting from our price changes and a shift in the plan mix towards higher priced plans. Our standard plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $73.1 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $54.3 million primarily due to an increase in other content-related costs, and an increase in payment processing fees which grew due to our growing member base.
Domestic marketing expenses increased primarily due to increased advertising and public relations, as well as increased payments to our partners.

Nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

	As of/ Nine Months Ended		Change
	September 30, 2018	September 30, 2017	YTD'18 vs. YTD'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid net membership additions	4,147	3,440	707	21%
Paid memberships at end of period	56,957	51,345	5,612	11%
Average monthly revenue per paying membership	$11.35	$10.10	$1.25	12%
Net additions	3,714	3,341	373	11%
Memberships at end of period	58,464	52,772	5,692	11%

Contribution profit:
Revenues	$5,650,555	$4,522,751	$1,127,804	25%
Cost of revenues	2,812,399	2,445,858	366,541	15%
Marketing	639,504	357,547	281,957	79%
Contribution profit	2,198,652	1,719,346	479,306	28%
Contribution margin	39%	38%
The 25% increase in our domestic streaming revenues was primarily due to the 11% growth in the average number of paid memberships, as well as a 12% increase in average monthly revenue per paying membership, resulting from our price changes and a shift in the plan mix towards higher priced plans.
The increase in domestic streaming cost of revenues was primarily due to a $249.8 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $116.7 million primarily due to an increase in other content-related costs, and an increase in payment processing fees which grew due to our growing member base.
Domestic marketing expenses increased primarily due to increased advertising and public relations, as well as increased payments to our partners.

International Streaming Segment
Three months ended September 30, 2018 as compared to the three months ended September 30, 2017

	As of/ Three Months Ended		Change
	September 30, 2018	September 30, 2017	Q3'18 vs. Q3'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid net membership additions	5,070	3,965	1,105	28%
Paid memberships at end of period	73,465	52,678	20,787	39%
Average monthly revenue per paying membership	$9.27	$8.73	$0.54	6%
Net additions	5,873	4,445	1,428	32%
Memberships at end of period	78,635	56,476	22,159	39%

Contribution profit:
Revenues	$1,973,283	$1,327,435	$645,848	49%
Cost of revenues	1,383,422	1,081,485	301,937	28%
Marketing	251,748	183,589	68,159	37%
Contribution profit	338,113	62,361	275,752	442%
Contribution margin	17%	5%

In the International streaming segment, we derive revenues from monthly membership fees for services related to streaming content to our members outside the United States. The 49% increase in our international revenues was due to the 40% growth in the average number of paid international memberships, in addition to a 6% increase in the average monthly revenue per paying membership. The increase in the average monthly revenue per paying membership was due to price changes and a shift in the plan mix towards higher priced plans partially offset by unfavorable fluctuations in foreign exchange rates. We estimate that international revenues in the third quarter of 2018 would have been approximately $89.9 million higher if foreign exchange rates had remained consistent with the foreign exchange rates from the third quarter of 2017. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations.
The increase in international cost of revenues was primarily due to a $211.2 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $90.7 million primarily due to increases in other content-related costs, payment processing fees, and an increase in our streaming delivery expenses.
International marketing expenses increased mainly due to increased advertising and payments to our partners.

Nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

	As of/ Nine Months Ended		Change
	September 30, 2018	September 30, 2017	YTD'18 vs. YTD'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid net membership additions	15,631	11,493	4,138	36%
Paid memberships at end of period	73,465	52,678	20,787	39%
Average monthly revenue per paying membership	$9.56	$8.39	$1.17	14%
Net additions	15,803	12,111	3,692	30%
Memberships at end of period	78,635	56,476	22,159	39%

Contribution profit:
Revenues	$5,676,513	$3,538,862	$2,137,651	60%
Cost of revenues	3,966,471	2,946,414	1,020,057	35%
Marketing	801,767	500,536	301,231	60%
Contribution profit	908,275	91,912	816,363	888%
Contribution margin	16%	3%
The 60% increase in our international revenues was due to the 41% growth in our average number of paid international memberships, in addition to a 14% increase in the average monthly revenue per paying membership. The increase in the average monthly revenue per paying membership was due to price changes and a shift in the plan mix towards higher priced plans coupled with favorable fluctuations in foreign exchange rates. We estimate that international revenues in the nine months ended September 30, 2018 would have been approximately $89.4 million lower if foreign exchange rates had remained consistent with the foreign exchange rates for the nine months ended September 30, 2017.
The increase in international cost of revenues was primarily due to a $744.6 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $275.5 million primarily due to increases in other content-related costs, as well as increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base.
International marketing expenses for the nine months ended September 30, 2018 increased mainly due to increased advertising and payments to our partners.

Domestic DVD Segment
Three months ended September 30, 2018 as compared to the three months ended September 30, 2017

	As of/ Three Months Ended		Change
	September 30, 2018	September 30, 2017	Q3'18 vs. Q3'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(147)	(189)	42	22%
Memberships at end of period	2,852	3,569	(717)	(20)%
Paid memberships at end of period	2,828	3,520	(692)	(20)%
Average monthly revenue per paying membership	$10.20	$10.19	$0.01	—%

Contribution profit:
Revenues	$88,777	$110,214	$(21,437)	(19)%
Cost of revenues	37,101	47,087	(9,986)	(21)%
Contribution profit	51,676	63,127	(11,451)	(18)%
Contribution margin	58%	57%

In the Domestic DVD segment, we derive revenues from our DVD-by-mail membership services. The price per plan for DVD-by-mail varies from $7.99 to $14.99 per month according to the plan chosen by the member. DVD-by-mail plans differ by the number of DVDs that a member may have out at any given point. Members electing access to high definition Blu-ray discs, in addition to standard definition DVDs, pay a surcharge ranging from $2 to $3 per month for our most popular plans. Cost of revenues in the Domestic DVD segment consist primarily of delivery expenses such as packaging and postage costs, content expenses, and other expenses associated with our DVD processing and customer service centers. The number of memberships to our DVD-by-mail offering is declining, and we anticipate that this decline will continue.

Nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

	As of/ Nine Months Ended		Change
	September 30, 2018	September 30, 2017	YTD'18 vs. YTD'17
	(in thousands, except revenue per membership and percentages)
Memberships:
Net losses	(531)	(545)	14	3%
Memberships at end of period	2,852	3,569	(717)	(20)%
Paid memberships at end of period	2,828	3,520	(692)	(20)%
Average monthly revenue per paying membership	$10.17	$10.16	$0.01	—%

Contribution profit:
Revenues	$280,432	$345,345	$(64,913)	(19)%
Cost of revenues	119,418	160,040	(40,622)	(25)%
Contribution profit	161,014	185,305	(24,291)	(13)%
Contribution margin	57%	54%

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

Three months ended September 30, 2018 as compared to the three months ended September 30, 2017

	Three Months Ended		Change
	September 30, 2018	September 30, 2017	Q3'18 vs. Q3'17
	(in thousands, except percentages)
Technology and development	$327,026	$255,236	$71,790	28%
As a percentage of revenues	8%	9%

The increase in technology and development expenses was primarily due to a $62.7 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service and our international expansion.

Nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

	Nine Months Ended		Change
	September 30, 2018	September 30, 2017	YTD'18 vs. YTD'17
	(in thousands, except percentages)
Technology and development	$944,969	$779,427	$165,542	21%
As a percentage of revenues	8%	9%

The increase in technology and development expenses was primarily due to a $146.3 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and a growth in average headcount supporting continued improvements in our streaming service and our international expansion.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel, as well as for personnel that support global functions related to content, marketing, public relations and operations other than customer service. General and administrative expenses also includes professional fees and other general corporate expenses.

Three months ended September 30, 2018 as compared to the three months ended September 30, 2017

	Three Months Ended		Change
	September 30, 2018	September 30, 2017	Q3'18 vs. Q3'17
	(in thousands, except percentages)
General and administrative	$344,065	$215,526	$128,539	60%
As a percentage of revenues	9%	7%

General and administrative expenses increased primarily due to a $111.9 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees.

Nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

	Nine Months Ended		Change
	September 30, 2018	September 30, 2017	YTD'18 vs. YTD'17
	(in thousands, except percentages)
General and administrative	$933,513	$623,760	$309,753	50%
As a percentage of revenues	8%	7%

General and administrative expenses increased primarily due to a $259.4 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in average headcount primarily to support our international and original content expansion, and an increase in compensation for existing employees.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs, as well as interest on our lease financing obligations.
Three months ended September 30, 2018 as compared to the three months ended September 30, 2017

	Three Months Ended		Change
	September 30, 2018	September 30, 2017	Q3'18 vs. Q3'17
	(in thousands, except percentages)
Interest expense	$(108,862)	$(60,688)	$(48,174)	(79)%
As a percentage of revenues	(3)%	(2)%

Nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

	Nine Months Ended		Change
	September 30, 2018	September 30, 2017	YTD'18 vs. YTD'17
	(in thousands, except percentages)
Interest expense	$(291,686)	$(162,912)	$(128,774)	(79)%
As a percentage of revenues	(3)%	(2)%

Interest expense primarily consisted of interest on our Notes of $105.9 million and $283.2 million for the three and nine months ended September 30, 2018, respectively. The increase in interest expense for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 is due to the increase in long-term debt.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.
Three months ended September 30, 2018 as compared to the three months ended September 30, 2017

	Three Months Ended		Change
	September 30, 2018	September 30, 2017	Q3'18 vs. Q3'17
	(in thousands, except percentages)
Interest and other income (expense)	$7,004	$(31,702)	$38,706	122%
As a percentage of revenues	—%	(1)%

Nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

	Nine Months Ended		Change
	September 30, 2018	September 30, 2017	YTD'18 vs. YTD'17
	(in thousands, except percentages)
Interest and other income (expense)	$9,289	$(76,473)	$85,762	112%
As a percentage of revenues	—%	(1)%

Interest and other income (expense) increased for the three and nine months ended September 30, 2018 primarily due to foreign exchange losses of $6.0 million and $19.6 million, respectively, compared to losses of $35.3 million and $84.7 million, respectively, for the corresponding periods in 2017. In the three and nine months ended September 30, 2018, the foreign exchange losses were primarily driven by the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities, partially offset by the $7.7 million and $52.0 million, respectively, of gains from the remeasurement of our €1,300.0 million Senior Notes.

Provision for (Benefit from) Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(24,025)	$(13,353)	$29,754	$(19,421)
Effective tax rate	(6)%	(11)%	3%	(5)%
The effective tax rates for the three and nine months ended September 30, 2018 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation, Federal and California research and development credits (“R&D”), and updated provisional amounts related to US tax reform as a result of the US federal tax return filing, partially offset by state taxes, foreign taxes, and non-deductible expenses.
The increase in our effective tax rates for the three and nine months ended September 30, 2018, as compared to the same periods in 2017 was due primarily to lower benefit on a percentage basis from the recognition of excess tax benefits of stock-based compensation as well as additional expense related to foreign taxes, and non-deductible expenses.
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
On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. During the third quarter of 2018, we recorded a total provisional benefit of $37.6 million. This provisional benefit included $16.5 million related to adjustments to the transition tax and a $21.1 million benefit related to the remeasurement of certain deferred tax assets and liabilities as a result of the U.S. federal tax return filing. While we do not anticipate any remaining adjustments related to the Act, the measurement period under SAB 118 remains open as there is still anticipated guidance clarifying certain aspects of the Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the fourth quarter of 2018 when the full analysis is complete.

Liquidity and Capital Resources

	As of
	September 30, 2018	December 31, 2017
	(in thousands)
Cash, cash equivalents and restricted cash	$3,078,564	2,822,795
Long-term debt	8,336,586	6,499,432

Cash, cash equivalents and restricted cash increased $255.8 million in the nine months ended September 30, 2018 primarily due to the issuance of debt, partially offset by cash used in operations.
Long-term debt, net of debt issuance costs, increased $1,837.2 million due to the issuance of debt in April 2018, partially offset by the remeasurement of our euro denominated notes. The earliest maturity date for our outstanding long-term debt is February 2021.  As of September 30, 2018, no amounts had been borrowed under the $500.0 million Revolving Credit Agreement. See Note 5 Long-term Debt in the accompanying notes to our consolidated financial statements. We anticipate continuing to finance our future capital needs in the debt market, as we continue to believe that our after-tax cost of debt is lower than our cost of equity. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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
Three months ended September 30, 2018 as compared to the three months ended September 30, 2017

	Three Months Ended
	September 30, 2018	September 30, 2017
	(in thousands)
Net cash used in operating activities	$(690,411)	$(419,607)
Net cash provided by (used in) investing activities	(168,694)	202,192
Net cash provided by financing activities	29,237	34,422

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(690,411)	(419,607)
Acquisition of DVD content assets	(7,731)	(10,217)
Purchases of property and equipment	(39,333)	(33,963)
Change in other assets	(121,630)	(1,107)
Non-GAAP free cash flow	$(859,105)	$(464,894)

Net cash used in operating activities increased $270.8 million to $690.4 million for the three months ended September 30, 2018. The increased use of cash was primarily driven by the increase in investments in streaming content that require more upfront payments partially offset by a $1,014.5 million or 34% increase in revenues. The payments for streaming content assets increased $823.2 million, from $2,349.6 million to $3,172.8 million, or 35% as compared to the increase in the amortization of streaming content assets of $284.3 million, from $1,627.5 million to $1,911.8 million, or 17%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service, our international expansion and increased content production activities.
Net cash used in investing activities increased $370.9 million for the three months ended September 30, 2018, primarily due to the decrease in proceeds from the sale of short-term investments, net of purchases, of $247.5 million. In July 2017, the Company sold all short-term investments. In addition, the cash used to purchase other assets increased $120.5 million primarily driven by the acquisition of intangible assets in the three months ended September 30, 2018.
Net cash provided by financing activities decreased $5.2 million for the three months ended September 30, 2018, due to a decrease in the proceeds from the issuance of common stock.
Non-GAAP free cash flow was $1,261.9 million lower than net income for the three months ended September 30, 2018 primarily due to $1,261.1 million of cash payments for streaming content assets over streaming amortization expense and $83.1 million in other non-favorable working capital differences partially offset by $82.3 million of non-cash stock-based compensation expense.

Non-GAAP free cash flow was $594.5 million lower than net income for the three months ended September 30, 2017, primarily due to $722.1 million of cash payments for streaming content assets over streaming amortization expense partially offset by $44.8 million of non-cash stock-based compensation expense and $82.8 million of favorable other working capital differences.

Nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017

	Nine Months Ended
	September 30, 2018	September 30, 2017
	(in thousands)
Net cash used in operating activities	$(1,445,407)	$(1,297,991)
Net cash provided (used in) by investing activities	(258,762)	70,170
Net cash provided by financing activities	1,994,663	1,479,047

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(1,445,407)	(1,297,991)
Acquisition of DVD content assets	(31,079)	(43,213)
Purchases of property and equipment	(103,826)	(151,717)
Change in other assets	(123,857)	(2,940)
Non-GAAP free cash flow	$(1,704,169)	$(1,495,861)

Net cash used in operating activities increased $147.4 million to $1,445.4 million for the nine months ended September 30, 2018. The increased use of cash was primarily driven by the increase in investments in streaming content that require more upfront payments partially offset by a $3,200.5 million or 38% increase in revenues. The payments for streaming content assets increased $2,044.5 million, from $6,481.5 million to $8,526.0 million, or 32% as compared to the increase in the amortization of streaming content assets of $994.4 million, from $4,484.0 million to $5,478.4 million, or 22%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service, our international expansion and increased content production activities.
Net cash used in investing activities increased $328.9 million for the nine months ended September 30, 2018, primarily due to the decrease in proceeds from the sale of short term investments, net of purchases, of $268.0 million. In addition, the cash used to purchase other assets increased $120.9 million primarily driven by the acquisition of intangible assets in the nine months ended September 30, 2018.
Net cash provided by financing activities increased $515.6 million in the nine months ended September 30, 2018, due to an increase in the proceeds from the issuance of debt of $477.8 million from $1,405.2 million, net of $15.3 million of issuance costs, in the nine months ended September 30, 2017, to $1,883.0 million, net of $17.0 million of issuance costs, in the nine months ended September 30, 2018. In addition, we had an increase in the proceeds from the issuance of common stock of $39.4 million.
Non-GAAP free cash flow was $2,781.5 million lower than net income for the nine months ended September 30, 2018 primarily due to $3,047.5 million of cash payments for streaming content assets over streaming amortization expense partially offset by $34.1 million favorable other working capital differences and $231.9 million of non-cash stock-based compensation expenses.
Non-GAAP free cash flow was $1,869.3 million lower than net income for the nine months ended September 30, 2017, primarily due to $1,997.6 million of cash payments for streaming content assets over streaming amortization expense coupled with $5.4 million non-favorable other working capital differences, partially offset by $133.7 million of non-cash stock-based compensation expenses.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of September 30, 2018. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of September 30, 2018:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$18,645,758	$8,407,156	$8,557,396	$1,590,976	$90,230
Debt (2)	11,834,963	429,664	1,333,487	1,448,258	8,623,554
Lease obligations (3)	1,137,468	146,902	295,331	231,931	463,304
Other purchase obligations (4)	805,002	501,987	230,390	62,546	10,079
Total	$32,423,191	$9,485,709	$10,416,604	$3,333,711	$9,187,167

(1)
As of September 30, 2018, streaming content obligations were comprised of $4.6 billion included in "Current content liabilities" and $3.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

Streaming content obligations increased $0.9 billion from $17.7 billion as of December 31, 2017 to $18.6 billion as of September 30, 2018, primarily due to multi-year commitments associated with the continued expansion of our exclusive and original programming.
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

(3)
Lease obligations include lease financing obligations of $11.9 million related to some of our Los Gatos, California corporate offices for which we are the deemed owner for accounting purposes, commitments of $475.3 million for our office space in Los Gatos, California, and our office space in Los Angeles, California, and other commitments of $650.3 million for corporate and production facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2032. Total lease obligations as of September 30, 2018 increased $400.1 million from $737.4 million as of December 31, 2017 to $1,137.5 as of September 30, 2018 due to growth in facilities to support our growing headcount and growing number of original productions.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery and cloud computing costs, as well as other miscellaneous open purchase orders for which we have not received the related services or goods.

As of September 30, 2018, we had gross unrecognized tax benefits of $50.7 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the consolidated balance sheets.  At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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
Based on factors including historical and estimated viewing patterns, we amortize the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations, over the shorter of each title's contractual window of availability or estimated period of use or ten years, beginning with the month of first availability. The amortization is on an accelerated basis as we typically expect more upfront viewing, for instance due to additional merchandising and marketing efforts, and film amortization is more accelerated than series amortization. We review factors that impact the amortization of the content assets on a regular basis. Our estimates related to these factors require considerable management judgment.
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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of September 30, 2018, the valuation allowance of $132.4 million was related to foreign tax credits that we are not expected to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At September 30, 2018, our estimated gross unrecognized tax benefits were $50.7 million of which $47.6 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

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
Foreign Currency Risk
International revenues and cost of revenues account for 50% and 59%, respectively, of streaming amounts for the nine months ended September 30, 2018. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen, the Argentine Peso and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. In the nine months ended September 30, 2018, we believe our international revenues would have been approximately $89.4 million lower had foreign currency exchange rates remained consistent with those in same period of 2017.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the nine months ended September 30, 2018, we recognized a $19.6 million foreign exchange loss which resulted primarily from the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities, partially offset by the remeasurement of our €1,300.0 million Senior Notes.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the nine months ended September 30, 2018 was $(34.7) million.
We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on our future results of operations.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 6 in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2017.

Item 6.	Exhibits
(a) Exhibits:

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NETFLIX, INC.
Dated:	October 18, 2018	By:
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated:	October 18, 2018	By:
David Wells Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 filed with the SEC on October 18, 2018, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017, (ii) Consolidated Statements of Comprehensive Income for the Three and Nine Months Ended September 30, 2018 and 2017 (iii) Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, (iv) Consolidated Statements of Cash Flows for the Three and Nine Months Ended September 30, 2018 and 2017 and (v) the Notes to the Consolidated Financial Statements.
X

*
These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.