Form 10-K
period 2018-12-31
NETFLIX INC
filed 2019-01-29
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2018 the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $148,681,810,838. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of December 31, 2018, there were 436,598,597 shares of the registrant’s common stock, par value $0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for Registrant’s 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; operating income and margin; seasonality; contribution margins; contribution profits (losses); liquidity, including cash flows from operations, available funds and access to financing sources; free cash flows; revenues; net income; profitability; stock price volatility; impact of foreign exchange; adequacy of existing office space; paid memberships as indicator of growth; the decline in our DVD memberships; pricing changes; the impact of, and the company's response to new accounting standards; action by competitors; membership growth; partnerships; member viewing patterns; payment of future dividends; obtaining additional capital, including use of the debt market; future obligations; our content and marketing investments, including investments in original programming; amortization; significance and timing of contractual obligations; tax expense; recognition of unrecognized tax benefits; and realization of deferred tax assets. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.	Business
ABOUT US
Netflix, Inc. (“Netflix”, “the Company”, “we”, or “us”) is the world’s leading internet entertainment service with over 139 million paid memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, over two million members in the United States ("U.S.") subscribe to our legacy DVD-by-mail service.
We are a pioneer in the internet delivery of TV series and movies, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for internet-connected screens and have added increasing amounts of content that enable consumers to enjoy TV series and movies directly on their internet-connected screens. As a result of these efforts, we have experienced growing consumer acceptance of, and interest in, the delivery of TV series and movies directly over the internet.
Our core strategy is to grow our streaming membership business globally within the parameters of our operating margin target. We are continuously improving our members' experience by expanding our streaming content with a focus on a programming mix of content that delights our members and attracts new members. In addition, we are continuously enhancing our user interface and extending our streaming service to more internet-connected screens. Our members can download a selection of titles for offline viewing.

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
SEASONALITY
Our membership growth exhibits a seasonal pattern that reflects variations when consumers buy internet-connected screens and when they tend to increase their viewing. Historically, the first and fourth quarters (October through March) represent our greatest membership growth across our Domestic and International streaming segments. Our membership growth can sometimes be impacted by the release of certain high-profile original content. Within our International streaming segment, we expect each market to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.
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
EMPLOYEES
As of December 31, 2018, we had approximately 7,100 full-time employees, of which approximately 6,900 supported our streaming segments.
OTHER INFORMATION
We were incorporated in Delaware in August 1997 and completed our initial public offering in May 2002. Our principal executive offices are located at 100 Winchester Circle, Los Gatos, California 95032, and our telephone number is (408) 540-3700.
We maintain a website at www.netflix.com. The contents of our website are not incorporated in, or otherwise to be regarded as part of, this Annual Report on Form 10-K. In this Annual Report on Form 10-K, “Netflix,” the “Company,” “we,” “us,” “our” and the “registrant” refer to Netflix, Inc. We make available, free of charge on our website, access to our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission ("SEC").
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
We have experienced significant membership growth over the past several years. Our ability to continue to attract members will depend in part on our ability to consistently provide our members with compelling content choices, as well as a quality experience for selecting and viewing TV series and movies. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain memberships. Competitors include other entertainment video providers, such as MVPDs, internet-based movie and TV content providers (including those that provide pirated content) and DVD retailers. If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members. In addition, many of our members rejoin our service or originate from word-of-mouth advertising from existing members. If our efforts to satisfy our existing members are not successful, we may not be able to attract members, and as a result, our ability to maintain and/or grow our business will be adversely affected. Members cancel our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new memberships both to replace canceled memberships and to grow our business beyond our current membership base. If we do not grow as expected, given, in particular, that our content costs are largely fixed in nature and contracted over several years, we may not be able to adjust our expenditures or increase our (per membership) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operation may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing memberships and attracting new memberships, our business will be adversely affected. Further, if excessive numbers of members cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these members with new members.
Changes in competitive offerings for entertainment video, including the potential rapid adoption of piracy-based video offerings, could adversely impact our business.
The market for entertainment video is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Piracy, in particular, threatens to damage our business, as its fundamental proposition to consumers is so compelling and difficult to compete against: virtually all content for free. Furthermore, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet based e-commerce or entertainment video providers are increasing their internet-based video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content and significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully or profitably compete with current and new competitors, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.
The long-term and fixed cost nature of our content commitments may limit our operating flexibility and could adversely affect our liquidity and results of operations.
In connection with licensing streaming content, we typically enter into multi-year commitments with studios and other content providers. We also enter into multi-year commitments for content that we produce, either directly or through third parties, including elements associated with these productions such as non-cancelable commitments under talent agreements. The payment terms of these agreements are not tied to member usage or the size of our membership base (“fixed cost”) but may be determined by costs of production or tied to such factors as titles licensed and/or theatrical exhibition receipts. Such commitments, to the extent estimable under accounting standards, are included in the Contractual Obligations section of Part II,

Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 5, Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Given the multiple-year duration and largely fixed cost nature of content commitments, if membership acquisition and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for certain content commitments, such as content we directly produce, will typically require more up-front cash payments than other content licenses or arrangements whereby we do not cashflow the production of such content. To the extent membership and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and fixed cost nature of our content commitments may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our content commitments, we may not be able to adjust our content offering quickly and our results of operation may be adversely impacted.
We face risks, such as unforeseen costs and potential liability in connection with content we acquire, produce, license and/or distribute through our service.
As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of original programming, including TV series and movies. We believe that original programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain members. To the extent our original programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted. As we expand our original programming, we have become responsible for production costs and other expenses, such as ongoing guild payments. We also take on risks associated with production, such as completion and key talent risk. Negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of our original programming.  We may face potential liability or may suffer losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our original programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well received by our members or could be damaging to our brand or business.
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
Our ability to provide our members with content they can watch depends on studios, content providers and other rights holders licensing rights to distribute such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such licenses vary. As content providers develop their own streaming services, they may be unwilling to provide us with access to certain content, including popular series or movies. If the studios, content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to stream content to our members will be adversely affected and/or our costs could increase. Certain licenses for content provide for the studios or other content providers to withdraw content from our service relatively quickly. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we may see the cost of programming increase. As we seek to differentiate our service, we are increasingly focused on securing certain exclusive rights when obtaining content, including original content. We are also focused on programming an overall mix of content that delights our members in a cost efficient manner. Within this context, we are selective about the titles we add and renew to our service. If we do not maintain a compelling mix of content, our membership acquisition and retention may be adversely affected.
Music and certain authors’ performances contained within content we distribute may require us to obtain licenses for such distribution. In this regard, we engage in negotiations with collection management organizations (“CMOs”) that hold certain rights to music and/or other interests in connection with streaming content into various territories. If we are unable to reach mutually acceptable terms with these organizations, we could become involved in litigation and/or could be enjoined from distributing certain content, which could adversely impact our business. Additionally, pending and ongoing litigation as well as negotiations between certain CMOs and other third parties in various territories could adversely impact our negotiations with CMOs, or result in music publishers represented by certain CMOs unilaterally withdrawing rights, and thereby adversely impact our ability to reach licensing agreements reasonably acceptable to us. Failure to reach such licensing agreements could expose us to potential liability for copyright infringement or otherwise increase our costs. Additionally, as the market for the digital distribution of content grows, a broader role for CMOs in the remuneration of authors and performers could expose us to greater distribution expenses.
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
Operating in international markets requires significant resources and management attention and will subject us to economic, political, regulatory and other risks that may be different from or incremental to those in the U.S. In addition to the risks that we face in the U.S., our international operations involve risks that could adversely affect our business, including:

•	the need to adapt our content and user interfaces for specific cultural and language differences;

•	difficulties and costs associated with staffing and managing foreign operations;

•	political or social unrest and economic instability;

•
compliance with laws such as the Foreign Corrupt Practices Act, UK Bribery Act and other anti-corruption laws, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;

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

•
foreign intellectual property laws, or changes to such laws, which may be less favorable than U.S. law and, among other issues, may impact the economics of creating or distributing content, anti-piracy efforts, or our ability to protect or exploit intellectual property rights;

•
adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;

•
fluctuations in currency exchange rates, which we do not use foreign exchange contracts or derivatives to hedge against and which will impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;

•	profit repatriation and other restrictions on the transfer of funds;

•	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;

•	new and different sources of competition;

•	censorship requirements that cause us to remove or edit popular content, leading to consumer disappointment or dissatisfaction with our service;

•	low usage and/or penetration of internet-connected consumer electronic devices;

•	different and more stringent user protection, data protection, privacy and other laws, including data localization requirements;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•	integration and operational challenges as well as potential unknown liabilities in connection with companies we may acquire or control;

•	differing, and often more lenient, laws and consumer understanding/attitudes regarding the illegality of piracy; and

•
implementation of regulations designed to stimulate the local production of film and TV series in order to promote and preserve local culture and economic activity, including local content quotas, investment obligations, and levies to support local film funds.

Our failure to manage any of these risks successfully could harm our international operations and our overall business, and results of our operations.
We are subject to taxation related risks in multiple jurisdictions.
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be contested or overturned by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.
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
If we fail to maintain or, in newer markets establish, a positive reputation concerning our service, including the content we offer, we may not be able to attract or retain members, and our operating results may be adversely affected.
We believe that a positive reputation concerning our service is important in attracting and retaining members. To the extent our content, in particular, our original programming, is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. To the extent our content is deemed controversial or offensive by government regulators, we may face direct or indirect retaliatory action or behavior, including being required to remove such content from our service, our entire service could be banned and/or become subject to heightened regulatory scrutiny across our business and operations. Furthermore, to the extent our marketing, customer service and public relations efforts are not effective or result in negative reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. With newer markets, we also need to establish our reputation with consumers and to the extent we are not successful in creating positive impressions, our business in these newer markets may be adversely impacted.
Changes in how we market our service could adversely affect our marketing expenses and membership levels may be adversely affected.
We utilize a broad mix of marketing and public relations programs, including social media sites, to promote our service to potential new members. We may limit or discontinue use or support of certain marketing sources or activities if advertising rates increase or if we become concerned that members or potential members deem certain marketing platforms or practices intrusive or damaging to our brand. If the available marketing channels are curtailed, our ability to attract new members may be adversely affected.
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
We currently offer members the ability to receive streaming content through a host of internet-connected screens, including TVs, digital video players, television set-top boxes and mobile devices. We have agreements with various cable, satellite and telecommunications operators to make our service available through the television set-top boxes of these service providers. In many instances, our agreements also include provisions by which the partner bills consumers directly for the Netflix service or otherwise offers services or products in connection with offering our service. We intend to continue to broaden our relationships with existing partners and to increase our capability to stream TV series and movies to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory, business or other impediments to delivering our streaming content to our members via these devices, our ability to retain members and grow our business could be adversely impacted.
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
Our computer systems and those of third parties we use in our operations are subject to cybersecurity threats, including cyber-attacks, both from state-sponsored and individual activity, such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of data, confidential information or intellectual property. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including member and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems, but techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access. Because of our prominence, we (and/or third parties we use) may be a particularly attractive target for such attacks, and from time to time, we have experienced an unauthorized release of certain digital content assets. However, to date these unauthorized releases have not had a material impact on our service or systems. There is no assurance that hackers may not have a material impact on our service or systems in the future. Our insurance does not cover expenses related to such disruptions or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of memberships and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.

We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party Web hosting provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks to help us stream TV series and movies in high volume to Netflix members over the internet. Problems faced by us or our third-party Web hosting, “cloud” computing, or other network providers, including technological or business-related disruptions, as well as cybersecurity threats and regulatory interference, could adversely impact the experience of our members.
We rely upon Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of the Amazon Web Services operation would impact our operations and our business would be adversely impacted.
Amazon Web Services (“AWS”) provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a "cloud" computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the vast majority of our computing on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. While the retail side of Amazon competes with us, we do not believe that Amazon will use the AWS operation in such a manner as to gain competitive advantage against our service, although if it was to do so it could harm our business.
If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted.
We utilize a combination of proprietary and third-party technology to operate our business. This includes the technology that we have developed to recommend and merchandise content to our consumers as well as enable fast and efficient delivery of content to our members and their various consumer electronic devices. For example, we have built and deployed our own content-delivery network (“CDN”). To the extent Internet Service Providers (“ISPs”) do not interconnect with our CDN, or if we experience difficulties in its operation, our ability to efficiently and effectively deliver our streaming content to our members could be adversely impacted and our business and results of operation could be adversely affected. Likewise, if our recommendation and merchandising technology does not enable us to predict and recommend titles that our members will enjoy, our ability to attract and retain members may be adversely affected. We also utilize third-party technology to help market our service, process payments, and otherwise manage the daily operations of our business. If our technology or that of third-parties we utilize in our operations fails or otherwise operates improperly, including as a result of “bugs” in our development and deployment of software, our ability to operate our service, retain existing members and add new members may be impaired. Any harm to our members’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.
If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses.
The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. As our service and others like us gain traction in international markets, governments are increasingly looking to introduce new or extend legacy regulations to these services, in particular those related to broadcast media and tax. For example, recent changes to European law enables individual member states to impose levies and other financial obligations on media operators located outside their jurisdiction. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.
Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the European Union. In others, the laws may be nascent or non-existent. Furthermore, favorable laws may change, including for example, in the United States where net neutrality regulations were repealed. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.

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
Most network operators that provide consumers with access to the internet also provide these consumers with multichannel video programming. As such, many network operators have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. While we believe that consumer demand, regulatory oversight and competition will help check these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our business could be negatively impacted. The extent to which these incentives limit operator behavior differs across markets.
Privacy concerns could limit our ability to collect and leverage our membership data and disclosure of membership data could adversely impact our business and reputation.
In the ordinary course of business and in particular in connection with content acquisition and merchandising our service to our members, we collect and utilize data supplied by our members. We currently face certain legal obligations regarding the manner in which we treat such information, including but not limited to Regulation (EU) 2016/679 (also known as the General Data Protection Regulation or “GDPR”). Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect, transfer and use data, could have an adverse effect on our business. In addition, if we were to disclose data about our members in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results. Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.
Our reputation and relationships with members would be harmed if our membership data, particularly billing data, were to be accessed by unauthorized persons.
We maintain personal data regarding our members, including names and billing data. This data is maintained on our own systems as well as that of third parties we use in our operations. With respect to billing data, such as credit card numbers, we rely on encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our members’ data. Despite these measures we, our payment processing services or other third-party services we use such as AWS, could experience an unauthorized intrusion into our members’ data. In the event of such a breach, current and potential members may become unwilling to provide the information to us necessary for them to remain or become members. We also may be required to notify regulators about any actual or perceived data breach (including the EU Lead Data Protection Authority) as well as the individuals who are affected by the incident within strict time periods. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. We also maintain employment and personal information concerning our employees, as well as personal information of others working on our productions. Should an unauthorized intrusion into our members’ or employees’ data occur, our business could be adversely affected and our larger reputation with respect to data protection could be negatively impacted.
We are subject to payment processing risk.
Our members pay for our service using a variety of different payment methods, including credit and debit cards, gift cards, prepaid cards, direct debit, online wallets and direct carrier and partner billing. We rely on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payment processing, loss of payment partners and/or disruptions or failures in our payment processing systems or payment products, including products we use to update payment information, our revenue, operating expenses and results of operation could be adversely impacted. In certain instances, we leverage third parties such as our cable and other partners to bill subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to transition subscribers or otherwise find alternative methods of collecting payments, which could adversely impact member acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our chargeback rate at acceptable levels, card networks may impose fines and our card approval rate may be impacted. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.
If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by our competitors, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings or other legal actions. We have filed and we expect to file from time to time for trademark and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any copyrights, patents or trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our intellectual property rights, and we may not be able to prevent infringement or misappropriation without substantial expense to us. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to members and potential members may become confused in the marketplace, and our ability to attract members may be adversely affected.
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
Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our website, streaming technology, our recommendation and merchandising technology, title selection processes and marketing activities.
Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content we produce and distribute through our our service. We use the intellectual property of third parties in creating some of our content, merchandising our products and marketing our service. From time to time, third parties allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the internet. We have not searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current website, streaming technology, our recommendation and merchandising technology or inability to market our service or merchandise our products. We may also have to remove content from our service, or remove consumer products or marketing materials from the marketplace. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.
We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention.
From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. As we have grown, we have seen a rise in the number of litigation matters against us. These matters have included copyright and other claims related to our content, patent infringement claims, employment related litigation, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, result in content unavailability, service disruptions, and otherwise occupy a significant amount of our management's time and attention, any of which could negatively affect our business operations and financial position. We also from time to time receive inquiries and subpoenas and other types of information requests from government authorities and we may become subject to related claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.
We may seek additional capital that may result in stockholder dilution or that may have rights senior to those of our common stockholders.
From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. Our cash flows provided by our operating activities have been negative in each of the last four years, primarily as a result of our decision to increase the amount of original streaming content available on our service. To the extent our cash flows from operations continue to be negative, we anticipate seeking additional capital. The decision to obtain additional capital will depend on, among other things, our business plans, operating performance and condition of the capital markets. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Any large equity or equity-linked offering could also negatively impact our stock price.
We have a substantial amount of indebtedness and other obligations, including streaming content obligations, which could adversely affect our financial position.
We have a substantial amount of indebtedness and other obligations, including streaming content obligations. Moreover, we expect to incur substantial additional indebtedness in the future and to incur other obligations, including additional streaming content obligations. As of December 31, 2018, we had $10.4 billion aggregate principal amount of senior notes outstanding (“Notes”). In addition, we have entered into a revolving credit agreement that provides for a $500 million unsecured revolving credit facility. As of December 31, 2018, we have not borrowed any amount under this revolving credit facility. As of December 31, 2018, we had approximately $8.4 billion of total content liabilities as reflected on our consolidated balance sheet. Such amount does not include streaming content commitments that do not meet the criteria for liability recognition, the amounts of which are significant. For more information on our streaming content obligations, including those not on our consolidated balance sheet, see Note 5, Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Our substantial indebtedness and other obligations, including streaming content obligations, may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our Notes and our other obligations;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	increase our cost of borrowing;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments and pay our other obligations when due;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions, including changes in interest rates.
Our streaming obligations include large multi-year commitments. As a result, we may be unable to react to any downturn in the economy or reduction in our cash flows from operations by reducing our streaming content obligations in the near-term. This could result in our needing to access the capital markets at an unfavorable time, which may negatively impact our stock price.
We may not be able to generate sufficient cash to service our debt and other obligations.
Our ability to make payments on our debt, including our Notes, and our other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. In each of the last four years, our cash flows from operating activities have been negative. We may be unable to attain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, including the Notes, and other obligations, including amounts due under our streaming content obligations.
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
Labor disputes may have an adverse effect on the Company’s business.
Our partners, suppliers, vendors and we employ the services of writers, directors, actors and other talent as well as trade employees and others who are subject to collective bargaining agreements in the motion picture industry, both in the U.S. and internationally. If expiring collective bargaining agreements can not be renewed then it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on our business by causing delays in production or by reducing profit margins.
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
The price at which our common stock has traded has fluctuated significantly. The price may continue to be volatile due to a number of factors including the following, some of which are beyond our control:

•	variations in our operating results, including our membership acquisition and retention, revenues, operating income, net income and free cash flow;

•	variations between our actual operating results and the expectations of securities analysts, investors and the financial community;

•	announcements of developments affecting our business, systems or expansion plans by us or others;

•	competition, including the introduction of new competitors, their pricing strategies and services;

•	market volatility in general;

•	the level of demand for our stock, including the amount of short interest in our stock; and

•	the operating results of our competitors.
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
 Given the dynamic nature of our business, and the inherent limitations in predicting the future, forecasts of our revenues, operating margins, net income and number of paid membership additions and other financial and operating data may differ materially from actual results. Such discrepancies could cause a decline in the trading price of our common stock. In addition, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. We base such estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, but actual results may differ from these estimates. For example, we estimate the amortization pattern, beginning with the month of first availability, of any particular licensed or produced television series or movie based upon factors including historical and estimated viewing patterns. If we revise such estimates it could result in greater in-period expenses, which could cause us to miss our earnings guidance or negatively impact the results we report which could negatively impact our stock price.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our corporate headquarters are located in Los Gatos, California and consist of leased space aggregating approximately 600,000 square feet. Additionally, our Los Angeles, California offices consist of leased space aggregating approximately 400,000 square feet. We have entered into leases for additional space that will add approximately 700,000 square feet to the Los Angeles, California offices to support our growing headcount and growing number of original productions. The additional space is estimated to be available for use over the next two years.
In the United States, we lease other offices in various locations, including Fremont, California for our DVD operations. We also lease office space in other countries to support international streaming operations.
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
Holders
As of December 31, 2018, there were approximately 362 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

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
The following graph compares, for the five year period ended December 31, 2018, the total cumulative stockholder return on the Company’s common stock, as adjusted for the seven-for-one stock split that occurred in July 2015, with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the RDG Internet Composite Index. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2013, December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017 and December 31, 2018. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the RDG Internet Composite Index, respectively, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

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
Consolidated Statements of Operations:

	Year ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share data)
Revenues	$15,794,341	$11,692,713	$8,830,669	$6,779,511	$5,504,656
Operating income	1,605,226	838,679	379,793	305,826	402,648
Net income	1,211,242	558,929	186,678	122,641	266,799
Earnings per share:
Basic	$2.78	$1.29	$0.44	$0.29	$0.63
Diluted	$2.68	$1.25	$0.43	$0.28	$0.62
Weighted-average common shares outstanding:
Basic	435,374	431,885	428,822	425,889	420,544
Diluted	451,244	446,814	438,652	436,456	431,894

Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$(2,680,479)	$(1,785,948)	$(1,473,984)	$(749,439)	$16,483
Free cash flow (1)	(3,019,599)	(2,019,659)	(1,659,755)	(920,557)	(126,699)

(1)
Free cash flow is defined as net cash provided by (used in) operating and investing activities, excluding the non-operational cash flows from purchases, maturities and sales of short-term investments. See Liquidity and Capital Resources in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a reconciliation of "free cash flow" to "net cash (used in) provided by operating activities."

Consolidated Balance Sheets:

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cash, cash equivalents and short-term investments	$3,794,483	$2,822,795	$1,733,782	$2,310,715	$1,608,496
Total content assets, net	20,112,140	14,681,989	11,000,808	7,218,815	4,939,460
Total assets	25,974,400	19,012,742	13,586,610	10,202,871	7,042,500
Long-term debt	10,360,058	6,499,432	3,364,311	2,371,362	885,849
Non-current content liabilities	3,759,026	3,329,796	2,894,654	2,026,360	1,575,832
Total content liabilities	8,445,045	7,502,837	6,527,365	4,815,383	3,693,073
Total stockholders’ equity	5,238,765	3,581,956	2,679,800	2,223,426	1,857,708

Other Data:

	As of / Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Global streaming paid memberships at end of period	139,259	110,644	89,090	70,839	54,476
Global streaming paid net membership additions	28,615	21,554	18,251	16,363	13,042
Global streaming free trials at end of period	9,196	6,938	4,706	3,923	2,915

A paid membership (also referred to as a paid subscription) is defined as a membership that has the right to receive Netflix service following sign-up and a method of payment being provided, and that is not part of a free trial or other promotional offering by the Company to certain new and rejoining members. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations generally become effective at the end of the prepaid membership period. Involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by the Company’s internal systems, which utilize industry standard geo-location technology.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations
The following represents our consolidated performance highlights:

	As of/ Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017	2017 vs. 2016
	(in thousands, except revenue per membership and percentages)
Global Streaming Memberships:
Paid memberships at end of period	139,259	110,644	89,090	26%	24%
Paid net membership additions	28,615	21,554	18,251	33%	18%
Average monthly revenue per paying membership	$10.31	$9.43	$8.61	9%	10%
Free trials at end of period	9,196	6,938	4,706	33%	47%

Financial Results:
Revenues	$15,794,341	$11,692,713	$8,830,669	35%	32%
Operating income	$1,605,226	$838,679	$379,793	91%	121%
Operating margin	10%	7%	4%	43%	75%
Net income	$1,211,242	$558,929	$186,678	117%	199%
Consolidated revenues for the year ended December 31, 2018 increased 35%, including an increase of 24% and 53% in revenues in the Domestic streaming and International streaming segments, respectively, as compared to the year ended December 31, 2017. International revenues accounted for 50% of total streaming revenue for the year ended December 31, 2018 as compared to 45% of total streaming revenues for the year ended December 31, 2017. The increase in consolidated revenues was primarily driven by the growth in the average number of streaming paid memberships globally, the majority of which was growth in our international memberships. Average paid international streaming memberships accounted for 55% of total average streaming paid memberships as of December 31, 2018, as compared to 49% of total average streaming paid memberships as of December 31, 2017. In addition, average monthly revenue per paying streaming membership increased primarily due to price changes and a shift in the plan mix towards higher priced plans. The growth in paid net membership additions has been less volatile when compared to growth in total net membership additions as a result of free trial variability. We therefore believe paid memberships is a more reliable indicator of revenue growth.
The increase in operating margin is due primarily to increased revenues, partially offset by increased content expenses as we continue to acquire, license and produce content, including more Netflix originals, as well as increased marketing expenses and headcount costs to support continued improvements in our streaming service, our international expansion, and our growing content production activities.
We offer three main types of streaming membership plans. Our "basic" plan includes access to standard definition quality streaming on a single screen at a time. Our "standard" plan is our most popular streaming plan and includes access to high definition quality streaming on two screens concurrently. Our "premium" plan includes access to high definition and ultra-high definition quality content on four screens concurrently. As of December 31, 2018, pricing on our plans ranged in the U.S. from $7.99 to $13.99 per month and internationally from the U.S. dollar equivalent of approximately $3 to $20 per month. We expect that from time to time the prices of our membership plans in each country may increase and we may occasionally test other plan and price variations.

The following represents the key elements to our segment results of operations:

•
We define contribution profit (loss) as revenues less cost of revenues and marketing expenses incurred by the segment. This represents each segment's performance before global corporate costs. As markets within our International streaming segment become profitable, we increasingly focus on our global operating profit margin target as a measure of profitability.

•
For the Domestic and International streaming segments, amortization of the streaming content assets makes up the majority of cost of revenues. Increasingly, we obtain multi-territory or global rights for our streaming content and allocate these rights between Domestic and International streaming segments based on estimated fair market value.

Expenses associated with the acquisition, licensing and production of streaming content (such as payroll and related personnel expenses, costs associated with obtaining rights to music included in our content, overall deals with talent, miscellaneous production related costs and participations and residuals), streaming delivery costs and other operations costs, make up the remainder of cost of revenues. We have built our own global content delivery network ("Open Connect") to help us efficiently stream a high volume of content to our members over the internet. Streaming delivery expenses, therefore, include equipment costs related to Open Connect, payroll and related personnel expenses and all third-party costs, such as cloud computing costs, associated with delivering streaming content over the internet. Other operations costs include customer service and payment processing fees, including those we pay to our integrated payment partners, as well as other costs incurred in making our content available to members.

•
For the Domestic and International streaming segments, marketing expenses consist primarily of advertising expenses and certain payments made to our marketing partners, including consumer electronics manufacturers, MVPDs, mobile operators and ISPs. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support the Company's marketing activities. Marketing expenses are incurred by our Domestic and International streaming segments in order to build consumer awareness of the streaming offerings, and in particular our original content.

Segment Results

Domestic Streaming Segment

	As of/ Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	58,486	52,810	47,905	5,676	11%	4,905	10%
Paid net membership additions	5,676	4,905	4,504	771	16%	401	9%
Average monthly revenue per paying membership	$11.40	$10.18	$9.21	$1.22	12%	$0.97	11%
Free trials at end of period	2,065	1,940	1,526	125	6%	414	27%

Contribution profit:
Revenues	$7,646,647	$6,153,025	$5,077,307	$1,493,622	24%	$1,075,718	21%
Cost of revenues	4,038,394	3,470,859	2,951,973	567,535	16%	518,886	18%
Marketing	1,025,351	603,746	412,928	421,605	70%	190,818	46%
Contribution profit	2,582,902	2,078,420	1,712,406	504,482	24%	366,014	21%
Contribution margin	34%	34%	34%
Year ended December 31, 2018 as compared to the year ended December 31, 2017
In the Domestic streaming segment, we derive revenues from monthly membership fees for services related to streaming content to our members in the United States. The 24% increase in our domestic streaming revenues was primarily due to the 11% growth in the average number of paid memberships, as well as a 12% increase in average monthly revenue per paying membership, resulting from our price changes and a shift in the plan mix towards higher priced plans. Our standard plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $358 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $210 million primarily due to increases in expenses associated with the acquisition, licensing and production of streaming content as well as increased payment processing fees driven by our growing member base.
Domestic marketing expenses increased primarily due to an increase in advertising, driven by increased investments in marketing of new original titles. The increase in marketing expenses is also attributable to increased public relations spending and payments to our partners.

Year ended December 31, 2017 as compared to the year ended December 31, 2016
The increase in our domestic streaming revenues was primarily due to a 10% growth in the average number of paid memberships and an 11% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes and plan mix.
The increase in domestic streaming cost of revenues was primarily due to a $419 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. In addition, we had a $100 million increase in other costs, such as payment processing fees and customer service call centers, due to our growing member base.
Domestic marketing expenses increased primarily due to an increase in advertising and public relations spending, as well as increased payments to our partners.

International Streaming Segment

	As of /Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	80,773	57,834	41,185	22,939	40%	16,649	40%
Paid net membership additions	22,939	16,649	13,747	6,290	38%	2,902	21%
Average monthly revenue per paying membership	$9.43	$8.66	$7.81	$0.77	9%	$0.85	11%
Free trials at end of period	7,131	4,998	3,180	2,133	43%	1,818	57%

Contribution profit (loss):
Revenues	$7,782,105	$5,089,191	$3,211,095	$2,692,914	53%	$1,878,096	58%
Cost of revenues	5,776,047	4,359,616	3,042,747	1,416,431	32%	1,316,869	43%
Marketing	1,344,118	832,535	684,591	511,583	61%	147,944	22%
Contribution profit (loss)	661,940	(102,960)	(516,243)	764,900	743%	413,283	80%
Contribution margin	9%	(2)%	(16)%

Year ended December 31, 2018 as compared to the year ended December 31, 2017

In the International streaming segment, we derive revenues from monthly membership fees for services related to streaming content to our members outside the United States. The 53% increase in our international revenues was due to the 40% growth in the average number of paid international memberships, in addition to a 9% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership was due to price changes and a shift in the plan mix towards higher priced plans, partially offset by unfavorable fluctuations in foreign exchange rates. We estimate that international revenues would have been approximately $94 million higher in the year ended December 31, 2018 if foreign exchange rates had remained consistent with those for the year ended December 31, 2017. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations.
The increase in international cost of revenues was primarily due to a $976 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $440 million primarily due to increases in expenses associated with the acquisition, licensing and production of streaming content, coupled with increases in payment processing fees and streaming delivery expenses, which were driven by our growing member base.
International marketing expenses increased primarily due to increased advertising, driven by increased investments in marketing of new original titles. The increase in marketing expenses is also attributable to increased payments to our partners.

Year ended December 31, 2017 as compared to the year ended December 31, 2016

The increase in our international revenues was due to the 43% growth in the average number of paid international memberships and an 11% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes and plan mix, coupled with favorable fluctuations in foreign exchange rates. We estimate that international revenues would have been approximately $22 million lower in the year ended December 31, 2017 if foreign exchange rates had remained consistent with those for the year ended December 31, 2016.

The increase in international cost of revenues was primarily due to a $990 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $327 million primarily due to increases in our streaming delivery expenses, costs associated with our customer service call centers and payment processing fees, all driven by our growing member base, partially offset by decreases resulting from exchange rate fluctuations.

International marketing expenses increased primarily due to increased advertising and public relations, as well as increased payments to our partners.

Domestic DVD Segment

	As of/ Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	2,706	3,330	4,029	(624)	(19)%	(699)	(17)%
Average monthly revenue per paying membership	$10.19	$10.17	$10.22	$0.02	—%	$(0.05)	—%
Free trials at end of period	25	53	85	(28)	(53)%	(32)	(38)%

Contribution profit:
Revenues	$365,589	$450,497	$542,267	$(84,908)	(19)%	$(91,770)	(17)%
Cost of revenues	153,097	202,525	262,742	(49,428)	(24)%	(60,217)	(23)%
Contribution profit	212,492	247,972	279,525	(35,480)	(14)%	(31,553)	(11)%
Contribution margin	58%	55%	52%

In the Domestic DVD segment, we derive revenues from our DVD-by-mail membership services. We offer various DVD-by-mail plans that differ by the number of DVDs that a member may have out at any given point and access to high definition Blu-ray discs in addition to standard definition DVDs. Cost of revenues in the Domestic DVD segment consist primarily of delivery expenses such as packaging and postage costs, content expenses, and other expenses associated with our DVD processing and customer service centers. The number of memberships to our DVD-by-mail offering is declining, and we anticipate that this decline will continue.

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

	Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(in thousands, except percentages)
Technology and development	$1,221,814	$953,710	$780,232	$268,104	28%	$173,478	22%
As a percentage of revenues	8%	8%	9%

Year ended December 31, 2018 as compared to the year ended December 31, 2017
The increase in technology and development expenses was primarily due to a $218 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service and our international expansion.
Year ended December 31, 2017 as compared to the year ended December 31, 2016
The increase in technology and development expenses was primarily due to a $120 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third-party expenses, including costs associated with cloud computing, increased $25 million and facilities-related costs increased $24 million, primarily driven by costs for our expanded Los Gatos, California headquarters.
General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also includes professional fees and other general corporate expenses.

	Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(in thousands, except percentages)
General and administrative	$630,294	$431,043	$315,663	$199,251	46%	$115,380	37%
As a percentage of revenues	4%	4%	4%
Year ended December 31, 2018 as compared to the year ended December 31, 2017
General and administrative expenses increased primarily due to a $147 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third-party expenses, including costs for contractors and consultants, increased $29 million.
Year ended December 31, 2017 as compared to the year ended December 31, 2016
General and administrative expenses increased primarily due to a $77 million increase in personnel-related costs, including stock-based compensation expense, resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third-party expenses, including costs for contractors and consultants, increased $16 million.
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

	Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(in thousands, except percentages)
Interest expense	$(420,493)	$(238,204)	$(150,114)	$182,289	77%	$88,090	59%
As a percentage of revenues	(3)%	(2)%	(2)%
Year ended December 31, 2018 as compared to the year ended December 31, 2017
Interest expense for the year ended December 31, 2018 consists primarily of $409 million of interest on our Notes. The increase in interest expense for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is due to the increase in long-term debt.
Year ended December 31, 2017 as compared to the year ended December 31, 2016
Interest expense for the year ended December 31, 2017 consists primarily of $229 million of interest on our Notes. The increase in interest expense for the year ended December 31, 2017 as compared to the year ended December 31, 2016 is due to the increase in long-term debt.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.

	Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(in thousands, except percentages)
Interest and other income (expense)	$41,725	$(115,154)	$30,828	$156,879	136%	$(145,982)	(474)%
Year ended December 31, 2018 as compared to the year ended December 31, 2017
Interest and other income (expense) increased primarily due to lower foreign exchange losses. The foreign exchange loss of $1 million in the year ended December 31, 2018 was primarily driven by the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities, mostly offset by the $74 million gain from remeasurement of our Senior Notes denominated in euros.
Year ended December 31, 2017 as compared to the year ended December 31, 2016
Interest and other income (expense) decreased primarily due to foreign exchange losses. In the year ended December 31, 2017, the foreign exchange loss of $128 million was primarily driven by the $141 million loss from remeasurement of our €1,300 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than functional currencies of our European and U.S. entities.
Provision for Income Taxes

	Year Ended December 31,			Change
	2018	2017	2016	2018 vs. 2017		2017 vs. 2016
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$15,216	$(73,608)	$73,829	$88,824	(121)%	(147,437)	(200)%
Effective tax rate	1%	(15)%	28%
Year ended December 31, 2018 as compared to the year ended December 31, 2017
The increase in our effective tax rate is mainly due to lower benefit on a percentage basis from the recognition of excess tax benefits of stock-based compensation as well as additional expense related to foreign taxes, nondeductible expenses and the international provisions from the U.S. tax reform enacted in December 2017. In 2018, the difference between our 1% effective tax rate and the Federal statutory rate of 21% was primarily due to the recognition of excess tax benefits of stock-based compensation, Federal and California research and development credits (“R&D”), and updated adjustments related to U.S. tax reform as a result of the U.S. federal tax return filing, partially offset by state taxes, foreign taxes, non-deductible expenses and the international provisions from the U.S. tax reform enacted in December 2017.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In accordance with the Act, we recorded $79 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The total expense included $32 million related to the transition tax and $47 million related to the remeasurement of certain deferred tax assets and liabilities. Additionally, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to the Act currently available which resulted in an additional SAB 118 tax benefit of $34 million in the fourth quarter of 2018 and a total tax benefit of $72 million for the year ended December 31, 2018. The total tax provision benefit included $45 million related to adjustments to the transition tax and a $27 million benefit related to the remeasurement of certain deferred tax assets and liabilities.

Year ended December 31, 2017 as compared to the year ended December 31, 2016
At the beginning of 2017, we underwent a corporate restructuring that better aligns our corporate structure with how our business operates. As a result of this restructuring and our increasing international income, there is now significantly more income being taxed at rates lower than the U.S. tax rate.
The decrease in our effective tax rate is mainly due to the recognition of excess tax benefits attributable to the adoption of ASU 2016-09 and an increase in foreign income taxed at rates lower than the U.S. statutory rate. In 2017, the difference between our (15)% effective tax rate and the Federal statutory rate of 35% was $(244) million primarily due to the recognition of excess tax benefits as a component of the provision for income taxes, an increase in foreign income taxed at rates lower than the U.S. statutory rate and Federal and California research and development credits (“R&D”), partially offset by state taxes and non-deductible expenses as well as the provisional impact of changes to tax law.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the Act in our year end income tax provision in accordance with our understanding of the Act and guidance available as of the date of this filing and as a result have recorded $79 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $47 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $32 million based on cumulative foreign earnings of $485 million. We also recorded a $67 million benefit related to foreign taxes expensed in prior years that may now be claimed as a Foreign Tax Credit. We have determined there is sufficient foreign source income projected to utilize these credits.

Liquidity and Capital Resources

	Year Ended December 31,
	2018	2017
	(in thousands)
Cash, cash equivalents and restricted cash	$3,812,041	$2,822,795
Long-term debt	10,360,058	6,499,432

Cash, cash equivalents and restricted cash increased $989 million in the year ended December 31, 2018 primarily due to the issuance of debt, partially offset by cash used in operations.
Long-term debt, net of debt issuance costs, increased $3,861 million due to long-term note issuances of $1,900 million in April 2018 and $800 million and €1,100 million in October 2018. The earliest maturity date for our outstanding long-term debt is February 2021. As of December 31, 2018, no amounts had been borrowed under our $500 million revolving credit facility. See Note 4 Long-term Debt in the accompanying notes to our consolidated financial statements. We anticipate continuing to finance our future capital needs in the debt market, as we continue to believe that our after-tax cost of debt is lower than our cost of equity. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash used in operating activities	$(2,680,479)	$(1,785,948)	$(1,473,984)
Net cash provided by (used in) investing activities	(339,120)	34,329	49,765
Net cash provided by financing activities	4,048,527	3,076,990	1,091,630

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(2,680,479)	(1,785,948)	(1,473,984)
Acquisition of DVD content assets	(38,586)	(53,720)	(77,177)
Purchases of property and equipment	(173,946)	(173,302)	(107,653)
Other assets	(126,588)	(6,689)	(941)
Non-GAAP free cash flow	$(3,019,599)	$(2,019,659)	$(1,659,755)

Year ended December 31, 2018 as compared to the year ended December 31, 2017

Net cash used in operating activities increased $895 million to $2,680 million for the year ended December 31, 2018. The increased use of cash was primarily driven by the increase in investments in streaming content that require more upfront payments, partially offset by a $4,102 million or 35% increase in revenues. The payments for streaming content assets increased $3,138 million, from $8,906 million to $12,044 million, or 35%, as compared to the increase in the amortization of streaming content assets of $1,334 million, from $6,198 million to $7,532 million, or 22%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service, our international expansion and increased content production activities.
Net cash used in investing activities increased $373 million, primarily due to the decrease in proceeds from the sale of short-term investments, net of purchases, of $268 million. In July 2017, the Company sold all short-term investments. In addition, the cash used to purchase other assets increased $120 million primarily driven by the acquisition of intangible assets in the year ended December 31, 2018.
Net cash provided by financing activities increased $972 million due to an increase in the proceeds from the issuance of debt of $938 million from $2,988 million in the year ended December 31, 2017 to $3,926 million in the year ended December 31, 2018. In addition, we had an increase in the proceeds from the issuance of common stock of $36 million.
Non-GAAP free cash flow was $4,231 million lower than net income for the year ended December 31, 2018 primarily due to $4,512 million of cash payments for streaming content assets over streaming amortization expense and $40 million in other non-favorable working capital differences, partially offset by $321 million of non-cash stock-based compensation expense.

Year ended December 31, 2017 as compared to the year ended December 31, 2016

Net cash used in operating activities increased $312 million to $1,786 million for the year ended December 31, 2017. The increased use of cash was primarily driven by the increase in investments in streaming content that require more upfront payments, partially offset by a $2,862 million or 32% increase in revenues. The payments for streaming content assets increased $2,025 million, from $6,881 million to $8,906 million, or 29%, as compared to an increase in the amortization of streaming content assets of $1,409 million, from $4,788 million to $6,198 million, or 29%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount costs to support our continued improvements in our streaming service, our international expansion and increased content production activities. The increased use of cash was partially offset by a $2,862 million or 32% increase in revenues.

Net cash provided by investing activities decreased $15 million, primarily due to a $66 million increase in the purchases of property and equipment, largely due to the expansion of our Los Gatos, California headquarters, as well as our new office space in Los Angeles, California. This increase in cash used was partially offset by an increase of $33 million in the proceeds from sales and maturities of short-term investments, net of purchases due to the sale of our short-term investments in July 2017 as well as a decline in DVD purchases of $24 million.

Net cash provided by financing activities increased $1,985 million due to an increase in the proceeds from the issuance of debt of $1,999 million from $989 million in the year ended December 31, 2016 to $2,988 million in the year ended December 31, 2017.

Non-GAAP free cash flow was $2,579 million lower than net income for the year ended December 31, 2017 primarily due to $2,708 million of cash payments for streaming content assets over streaming amortization expense and $53 million of unfavorable other working capital differences, partially offset by $182 million of non-cash stock-based compensation expense.

Contractual Obligations
For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of December 31, 2018. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2018:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$19,285,875	$8,611,398	$8,841,561	$1,684,582	$148,334
Debt (2)	14,873,195	538,384	1,550,581	1,646,101	11,138,129
Lease obligations (3)	1,708,368	172,470	284,541	307,727	943,630
Other purchase obligations (4)	696,148	391,025	241,743	58,212	5,168
Total	$36,563,586	$9,713,277	$10,918,426	$3,696,622	$12,235,261

(1)
As of December 31, 2018, streaming content obligations were comprised of $4.7 billion included in "Current content liabilities" and $3.8 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

Streaming content obligations increased $1.6 billion from $17.7 billion as of December 31, 2017 to $19.3 billion as of December 31, 2018 primarily due to multi-year commitments associated with the continued expansion of our exclusive and original programming.
Streaming content obligations include amounts related to the acquisition, licensing and production of streaming content. An obligation for the production of content includes non-cancelable commitments under creative talent and employment agreements and other production related commitments. An obligation for the acquisition and licensing of content is incurred at the time we enter into an agreement to obtain future titles. Once a title becomes available, a content liability is recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. Traditional film output deals, or certain TV series license agreements where the number of seasons to be aired is unknown, are examples of these types of agreements. The contractual obligations table above does not include any estimated obligation for the unknown future titles, payment for which could range from less than one year to more than five years. However, these unknown obligations are expected to be significant and we believe could include approximately $2 billion to $5 billion over the next three years, with the payments for the vast majority of such amounts expected to occur after the next twelve months. The foregoing range is based on considerable management judgments and the actual amounts may differ. Once we know the title that we will receive and the license fees, we include the amount in the contractual obligations table above.

(2)
Long-term debt obligations include our Notes consisting of principal and interest payments. See Note 4 Long-term Debt in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.

(3)
Lease obligations include lease financing obligations of $11 million related to certain of our Los Gatos, California corporate offices for which we are the deemed owner for accounting purposes, commitments of $1,157 million for our office space in Los Gatos, California and in Los Angeles, California and other commitments of $540 million for corporate and production facilities under non-cancelable operating leases. These leases have expiration dates varying through approximately 2034. Total lease obligations as of December 31, 2018 increased $971 million from $737 million as of December 31, 2017 to $1,708 million as of December 31, 2018 due to growth in facilities to support our growing headcount and growing number of original productions.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery and cloud computing costs, as well as other miscellaneous open purchase orders for which we have not received the related services or goods.

As of December 31, 2018, we had gross unrecognized tax benefits of $48 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the consolidated balance sheets. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.
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

Streaming Content
We acquire, license and produce content, including original programing, in order to offer our members unlimited viewing of TV series and films. The content licenses are for a fixed fee and specific windows of availability. Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the amortization expense. Payments for content, including additions to streaming assets and the changes in related liabilities, are classified within "Net cash used in operating activities" on the Consolidated Statements of Cash Flows.
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
Based on factors including historical and estimated viewing patterns, we amortize the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations over the shorter of each title's contractual window of availability or estimated period of use or ten years, beginning with the month of first availability. The amortization is on an accelerated basis, as we typically expect more upfront viewing, for instance due to additional merchandising and marketing efforts, and film amortization is more accelerated than TV series amortization. We review factors that impact the amortization of the content assets on an ongoing basis. Our estimates related to these factors require considerable management judgment.

Our business model is subscription based as opposed to a model generating revenues at a specific title level. Therefore, content assets, both licensed and produced, are reviewed in aggregate at the operating segment level when an event or change in circumstances indicates a change in the expected usefulness of the content asset. To date, we have not identified any such event or changes in circumstances. If such changes are identified in the future, these aggregated content assets will be stated at the lower of unamortized cost, net realizable value or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off.
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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. At December 31, 2018 the valuation allowance of $125 million was primarily related to foreign tax credits that we are not expected to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2018, our estimated gross unrecognized tax benefits were $48 million of which $44 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In accordance with the Act, we recorded $79 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The total expense included $32 million related to the transition tax and $47 million related to the remeasurement of certain deferred tax assets and liabilities. Additionally, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, we have completed our analysis based on legislative updates relating to the Act currently available which resulted in an additional SAB 118 tax benefit of $34 million in the fourth quarter of 2018 and a total tax benefit of $72 million for the year ended December 31, 2018. The total tax provision benefit included $45 million related to adjustments to the transition tax and a $27 million benefit related to the remeasurement of certain deferred tax assets and liabilities.
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
Interest Rate Risk
At December 31, 2018, our cash equivalents were generally invested in money market funds, which are not subject to market risk because the interest paid on such funds fluctuates with the prevailing interest rate.

As of December 31, 2018, we had $10.4 billion of debt, consisting of fixed rate unsecured debt in ten tranches due between 2021 and 2029. Refer to Note 4 to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.

Foreign Currency Risk
International revenues and cost of revenues account for 49% and 58%, respectively, of consolidated amounts for the year ended December 31, 2018. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen, the Mexican peso and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit (loss) of our International streaming segment as expressed in U.S. dollars. For the year ended December 31, 2018, we believe our international revenues would have been approximately $94 million higher had foreign currency exchange rates remained consistent with those for the year ended December 31, 2017.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the year ended December 31, 2018, we recognized a $1 million foreign exchange loss due to the remeasurement of significant content liabilities denominated in currencies other than functional currencies of our European and U.S. entities, mostly offset by the remeasurement of our Senior Notes denominated in euros.
In addition, the effect of exchange rate changes on cash and cash equivalents in the year ended December 31, 2018 was a decrease of $40 million.
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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)	Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Netflix, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Netflix, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Netflix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018 and the related notes and our report dated January 29, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
January 29, 2019

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

None.

NETFLIX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Netflix, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 29, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
San Jose, California
January 29, 2019

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2018	2017	2016
Revenues	$15,794,341	$11,692,713	$8,830,669
Cost of revenues	9,967,538	8,033,000	6,257,462
Marketing	2,369,469	1,436,281	1,097,519
Technology and development	1,221,814	953,710	780,232
General and administrative	630,294	431,043	315,663
Operating income	1,605,226	838,679	379,793
Other income (expense):
Interest expense	(420,493)	(238,204)	(150,114)
Interest and other income (expense)	41,725	(115,154)	30,828
Income before income taxes	1,226,458	485,321	260,507
Provision for (benefit from) income taxes	15,216	(73,608)	73,829
Net income	$1,211,242	$558,929	$186,678
Earnings per share:
Basic	$2.78	$1.29	$0.44
Diluted	$2.68	$1.25	$0.43
Weighted-average common shares outstanding:
Basic	435,374	431,885	428,822
Diluted	451,244	446,814	438,652

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2018	2017	2016
Net income	$1,211,242	$558,929	$186,678
Other comprehensive income (loss):
Foreign currency translation adjustments	975	27,409	(5,464)
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $0, $378, and $126, respectively	—	599	207
Total other comprehensive income (loss)	975	28,008	(5,257)
Comprehensive income	$1,212,217	$586,937	$181,421

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$1,211,242	$558,929	$186,678
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(13,043,437)	(9,805,763)	(8,653,286)
Change in streaming content liabilities	999,880	900,006	1,772,650
Amortization of streaming content assets	7,532,088	6,197,817	4,788,498
Amortization of DVD content assets	41,212	60,657	78,952
Depreciation and amortization of property, equipment and intangibles	83,157	71,911	57,528
Stock-based compensation expense	320,657	182,209	173,675
Excess tax benefits from stock-based compensation	—	—	(65,121)
Other non-cash items	40,428	57,207	40,909
Foreign currency remeasurement loss (gain) on long-term debt	(73,953)	140,790	—
Deferred taxes	(85,520)	(208,688)	(46,847)
Changes in operating assets and liabilities:
Other current assets	(200,192)	(234,090)	46,970
Accounts payable	199,198	74,559	32,247
Accrued expenses	150,422	114,337	68,706
Deferred revenue	142,277	177,974	96,751
Other non-current assets and liabilities	2,062	(73,803)	(52,294)
Net cash used in operating activities	(2,680,479)	(1,785,948)	(1,473,984)
Cash flows from investing activities:
Purchases of property and equipment	(173,946)	(173,302)	(107,653)
Acquisition of DVD content assets	(38,586)	(53,720)	(77,177)
Other assets	(126,588)	(6,689)	(941)
Purchases of short-term investments	—	(74,819)	(187,193)
Proceeds from sale of short-term investments	—	320,154	282,484
Proceeds from maturities of short-term investments	—	22,705	140,245
Net cash provided by (used in) investing activities	(339,120)	34,329	49,765
Cash flows from financing activities:
Proceeds from issuance of debt	3,961,852	3,020,510	1,000,000
Issuance costs	(35,871)	(32,153)	(10,700)
Proceeds from issuance of common stock	124,502	88,378	36,979
Excess tax benefits from stock-based compensation	—	—	65,121
Other financing activities	(1,956)	255	230
Net cash provided by financing activities	4,048,527	3,076,990	1,091,630
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(39,682)	29,848	(9,165)
Net increase (decrease) in cash, cash equivalents and restricted cash	989,246	1,355,219	(341,754)
Cash, cash equivalents and restricted cash, beginning of year	2,822,795	1,467,576	1,809,330
Cash, cash equivalents and restricted cash, end of year	$3,812,041	$2,822,795	$1,467,576
Supplemental disclosure:
Income taxes paid	$131,069	$113,591	$26,806
Interest paid	375,831	213,313	138,566
Increase (decrease) in investing activities included in liabilities	2,560	(32,643)	27,504
See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$3,794,483	$2,822,795
Current content assets, net	5,151,186	4,310,934
Other current assets	748,466	536,245
Total current assets	9,694,135	7,669,974
Non-current content assets, net	14,960,954	10,371,055
Property and equipment, net	418,281	319,404
Other non-current assets	901,030	652,309
Total assets	$25,974,400	$19,012,742
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,686,019	$4,173,041
Accounts payable	562,985	359,555
Accrued expenses	477,417	315,094
Deferred revenue	760,899	618,622
Total current liabilities	6,487,320	5,466,312
Non-current content liabilities	3,759,026	3,329,796
Long-term debt	10,360,058	6,499,432
Other non-current liabilities	129,231	135,246
Total liabilities	20,735,635	15,430,786
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2018 and 2017; no shares issued and outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.001 par value; 4,990,000,000 shares authorized at December 31, 2018 and December 31, 2017, respectively; 436,598,597 and 433,392,686 issued and outstanding at December 31, 2018 and December 31, 2017, respectively	2,315,988	1,871,396
Accumulated other comprehensive loss	(19,582)	(20,557)
Retained earnings	2,942,359	1,731,117
Total stockholders’ equity	5,238,765	3,581,956
Total liabilities and stockholders’ equity	$25,974,400	$19,012,742

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock and Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2015	427,940,440	$1,324,809	$(43,308)	$941,925	$2,223,426
Net income	—	—	—	186,678	186,678
Other comprehensive loss	—	—	(5,257)	—	(5,257)
Issuance of common stock upon exercise of options	2,113,772	36,979	—	—	36,979
Stock-based compensation expense	—	173,675	—	—	173,675
Excess stock option income tax benefits	—	64,299	—	—	64,299
Balances as of December 31, 2016	430,054,212	$1,599,762	$(48,565)	$1,128,603	$2,679,800
Net income	—	—	—	558,929	558,929
Other comprehensive income	—	—	28,008	—	28,008
Issuance of common stock upon exercise of options	3,338,474	89,425	—	—	89,425
Stock-based compensation expense	—	182,209	—	—	182,209
Cumulative Effect Adjustment of ASU 2016-09	—	—	—	43,585	43,585
Balances as of December 31, 2017	433,392,686	$1,871,396	$(20,557)	$1,731,117	$3,581,956
Net income	—	—	—	1,211,242	1,211,242
Other comprehensive income	—	—	975	—	975
Issuance of common stock upon exercise of options	3,205,911	123,935	—	—	123,935
Stock-based compensation expense	—	320,657	—	—	320,657
Balances as of December 31, 2018	436,598,597	$2,315,988	$(19,582)	$2,942,359	$5,238,765

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Description of Business
Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is the world’s leading internet entertainment service with over 139 million paid memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, over two million members in the U.S. subscribe to the Company's legacy DVD-by-mail service.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Reclassification
Certain prior period amounts in the Consolidated Statements of Operations and Segment Information presented in Note 11 have been reclassified to conform to the current period presentation. Specifically, certain expenses for personnel that support global content and marketing that were previously classified in General and administrative expenses were reclassified to Cost of revenues and Marketing, respectively. In addition, expenses for personnel that support global streaming delivery that were previously classified in Technology and development were also reclassified to Cost of revenues. There is no change to consolidated operating income, net income or cash flows or DVD segment results as a result of this change in classification. See Note 12 for further detail.
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
In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule was effective on November 5, 2018. The Company adopted the rule in the fourth quarter of 2018 and the impact on its consolidated financial statements was not material.
Recently issued accounting pronouncements not yet adopted
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under current GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018 (including interim periods within those periods) using a modified retrospective approach and early adoption is permitted. The Company will adopt ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. While the Company is continuing to assess the potential impacts of ASU 2016-02, the Company estimates that the adoption of ASU 2016-02 will result in the recognition of right-of-use assets and lease liabilities for operating leases of approximately $700 million on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations.
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

Streaming Content
The Company acquires, licenses and produces content, including original programming, in order to offer members unlimited viewing of TV series and films. The content licenses are for a fixed fee and specific windows of availability. Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the amortization expense. Payments for content, including additions to streaming assets and the changes in related liabilities, are classified within "Net cash used in operating activities" on the Consolidated Statements of Cash Flows.
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
Based on factors including historical and estimated viewing patterns, the Company amortizes the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations over the shorter of each title's contractual window of availability or estimated period of use or 10 years, beginning with the month of first availability. The amortization is on an accelerated basis, as the Company typically expects more upfront viewing, for instance due to additional merchandising and marketing efforts, and film amortization is more accelerated than TV series amortization. The Company reviews factors impacting the amortization of the content assets on an ongoing basis. The Company's estimates related to these factors require considerable management judgment.
The Company's business model is subscription based as opposed to a model generating revenues at a specific title level. Therefore, content assets, both licensed and produced, are reviewed in aggregate at the operating segment level when an event or change in circumstances indicates a change in the expected usefulness of the content asset. To date, the Company has not identified any such event or changes in circumstances. If such changes are identified in the future, these aggregated content assets will be stated at the lower of unamortized cost, net realizable value or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to 30 years, or the expected lease term for leasehold improvements, if applicable. Leased buildings are capitalized and included in property and equipment when the Company was involved in the construction funding and did not meet the “sale-leaseback” criteria.
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
Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to the Company’s partners, including CE manufacturers, MVPDs, mobile operators and ISPs. Advertising expenses include promotional activities such as digital and television advertising. Advertising costs are expensed as incurred. Advertising expenses were $1,808 million, $1,091 million and $842 million for the years ended December 31, 2018, 2017 and 2016, respectively. Marketing expenses also include payroll and related expenses for personnel that support the Company's marketing activities.
Research and Development
Research and development expenses consist of payroll and related costs incurred in making improvements to our service offerings. Research and development expenses were $1,218 million, $981 million and $768 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in interest and other income (expense). Foreign currency transactions resulted in a loss of $1 million and $128 million for the years ended December 31, 2018 and 2017, respectively, and a gain of $23 million for the year ended December 31, 2016.
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

	Year ended December 31,
	2018	2017	2016
	(in thousands, except per share data)
Basic earnings per share:
Net income	$1,211,242	$558,929	$186,678
Shares used in computation:
Weighted-average common shares outstanding	435,374	431,885	428,822
Basic earnings per share	$2.78	$1.29	$0.44
Diluted earnings per share:
Net income	$1,211,242	$558,929	$186,678
Shares used in computation:
Weighted-average common shares outstanding	435,374	431,885	428,822
Employee stock options	15,870	14,929	9,830
Weighted-average number of shares	451,244	446,814	438,652
Diluted earnings per share	$2.68	$1.25	$0.43
Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,
	2018	2017	2016
	(in thousands)
Employee stock options	330	189	1,545
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

2.	Cash, Cash Equivalents and Restricted Cash

The following table summarizes the Company's cash, cash equivalents and restricted cash as of December 31, 2018 and 2017:

	As of December 31, 2018
	Cash and cash equivalents	Non-current Assets	Total
	(in thousands)
Cash	$2,572,685	$16,260	$2,588,945
Level 1 securities:
Money market funds	1,221,798	1,298	1,223,096

	$3,794,483	$17,558	$3,812,041

	As of December 31, 2017
	Cash and cash equivalents	Non-current Assets	Total
	(in thousands)
Cash	$2,072,296	$4,367	$2,076,663
Level 1 securities:
Money market funds	449,734	1,276	451,010
Level 2 securities:
Time Deposits	300,765	—	300,765

	$2,822,795	$5,643	$2,828,438

Non-current assets include restricted cash related to workers compensation deposits and letter of credit agreements. Balances as of December 31, 2018 are included in cash, cash equivalents, and restricted cash on the Consolidated Statements of Cash Flows. Foreign time deposits of $301 million, classified as Level 2 securities, were included in Cash and cash equivalents on the Company's Balance Sheet as of December 31, 2017.
In July 2017, the Company sold all short-term investments. There were no material gross realized gains or losses in the years ended December 31, 2018, 2017 and 2016, respectively.
See Note 4 to the consolidated financial statements for further information regarding the fair value of the Company’s senior notes.

3.	Balance Sheet Components
Content Assets
Content assets consisted of the following:

	As of December 31,
	2018	2017
	(in thousands)

Licensed content, net	$14,081,463	$11,771,778
Produced content, net
Released, less amortization	2,403,896	1,427,256
In production	3,305,126	1,311,137
In development and pre-production	311,842	158,517
	6,020,864	2,896,910
DVD, net	9,813	13,301
Total	$20,112,140	$14,681,989

Current content assets, net	$5,151,186	$4,310,934
Non-current content assets, net	$14,960,954	$10,371,055
On average, over 90% of a licensed or produced streaming content asset is expected to be amortized within four years after its month of first availability.
As of December 31, 2018, over 30% of the $20.1 billion unamortized cost is expected to be amortized within one year and 33% and 82% of the $2.4 billion unamortized cost of the produced content that has been released is expected to be amortized within one year and three years, respectively.
As of December 31, 2018, the amount of accrued participations and residuals was not material.

 Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of December 31,		Estimated Useful Lives (in Years)
	2018	2017
	(in thousands)
Leasehold improvements	$282,028	$229,848	Over life of lease
Information technology	224,296	223,850	3 years
Furniture and fixtures	63,667	49,217	3-15 years
Buildings	73,468	40,681	30 years
Corporate aircraft	62,560	30,039	8 years
DVD operations equipment	53,416	59,316	5 years
Machinery and equipment	1,692	—	3 years
Land	6,125	—
Capital work-in-progress	19,548	8,267
Property and equipment, gross	786,800	641,218
Less: Accumulated depreciation	(368,519)	(321,814)
Property and equipment, net	$418,281	$319,404

Deferred Revenue

Deferred revenue consists of membership fees billed that have not been recognized, as well as gift and other prepaid memberships that have not been fully redeemed. As of December 31, 2018, total deferred revenue was $761 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month.

The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $142 million increase in deferred revenue as compared to the year ended December 31, 2017 is a result of the increase in membership fees billed due to increased memberships and average monthly revenue per paying memberships.

4.	Long-term Debt

As of December 31, 2018, the Company had aggregate outstanding long-term notes of $10,360 million, net of $89 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding long-term notes is denominated in foreign currency (comprised of €2,400 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain totaling $74 million for the year ended December 31, 2018).

The following table provides a summary of the Company's outstanding long-term debt and the fair values based on quoted market prices in less active markets as of December 31, 2018 and December 31, 2017:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Due Dates	December 31, 2018	December 31, 2017
	(in millions)				(in millions)
5.375% Senior Notes	500	February 2013	February 2021	February and August	$509	$530
5.50% Senior Notes	700	February 2015	February 2022	April and October	706	739
5.750% Senior Notes	400	February 2014	March 2024	March and September	407	427
5.875% Senior Notes	800	February 2015	February 2025	April and October	812	856
4.375% Senior Notes	1,000	October 2016	November 2026	May and November	915	983
3.625% Senior Notes (1)	1,489	May 2017	May 2027	May and November	1,446	1,575
4.875% Senior Notes	1,600	October 2017	April 2028	April and October	1,464	1,571
5.875% Senior Notes	1,900	April 2018	November 2028	May and November	1,851	—
4.625% Senior Notes (2)	1,260	October 2018	May 2029	May and November	1,241	—
6.375% Senior Notes	800	October 2018	May 2029	May and November	797	—
	10,449

(1) Debt is denominated in euro with a €1,300 million principal amount. Total proceeds were $1,421 million.

(2) Debt is denominated in euro with a €1,100 million principal amount. Total proceeds were $1,262 million.
The expected timing of principal and interest payments for these Notes are as follows:

	As of
	December 31, 2018	December 31, 2017
	(in thousands)
Less than one year	$538,384	$311,339
Due after one year and through three years	1,550,581	627,444
Due after three years and through five years	1,646,101	1,761,465
Due after five years	11,138,129	6,348,580
Total debt obligations	$14,873,195	$9,048,828
Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of December 31, 2018 and December 31, 2017, the Company was in compliance with all related covenants.

Revolving Credit Facility

In July 2017, the Company entered into a $500 million unsecured revolving credit facility (“Revolving Credit Agreement”), with an uncommitted incremental facility to increase the amount of the revolving credit facility by up to an additional $250 million, subject to certain terms and conditions. Revolving loans may be borrowed, repaid and reborrowed until July 27, 2022, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of December 31, 2018, no amounts have been borrowed under the Revolving Credit Agreement.

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

The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at a rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of December 31, 2018, the Company was in compliance with all related covenants.

5.	Commitments and Contingencies
Streaming Content
At December 31, 2018, the Company had $19.3 billion of obligations comprised of $4.7 billion included in "Current content liabilities" and $3.8 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
At December 31, 2017, the Company had $17.7 billion of obligations comprised of $4.2 billion included in "Current content liabilities" and $3.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of December 31,
	2018	2017
	(in thousands)
Less than one year	$8,611,398	$7,446,947
Due after one year and through 3 years	8,841,561	8,210,159
Due after 3 years and through 5 years	1,684,582	1,894,001
Due after 5 years	148,334	143,535
Total streaming content obligations	$19,285,875	$17,694,642

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
Lease obligations

The Company leases facilities under non-cancelable operating leases with various expiration dates through 2034. Several lease agreements contain rent escalation clauses or rent holidays. For purposes of recognizing minimum rental expenses on a straight-line basis over the terms of the leases, the Company uses the date of initial possession to begin amortization, which is generally when the Company enters the space and begins to make improvements in preparation for intended use. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. The Company has the option to extend or renew most of its leases which may increase the future minimum lease commitments.
Because the terms of the Company’s facilities lease agreements for its original Los Gatos, California headquarters site required the Company’s involvement in the construction funding of the buildings, the Company is the “deemed owner” (for accounting purposes only) of these buildings. Accordingly, the Company recorded an asset of $41 million, representing the total costs of the buildings and improvements, including the costs paid by the lessor (the legal owner of the buildings), with corresponding liabilities. Upon completion of construction of each building, the Company did not meet the sale-leaseback criteria for de-recognition of the building assets and liabilities. Therefore the leases are accounted for as financing obligations. At December 31, 2018, the lease financing obligation balance was $28 million, the majority of which is recorded in “Other non-current liabilities,” on the Consolidated Balance Sheets. The remaining future minimum payments under the lease financing obligation are $11 million. The lease financing obligation balance at the end of the lease term will be approximately $22 million which approximates the net book value of the buildings to be relinquished to the lessor.
In addition to the lease financing obligation, future minimum lease payments include $1,157 million as of December 31, 2018 related to non-cancelable operating leases for the expanded headquarters in Los Gatos, California and the office space in Los Angeles, California.
Future minimum payments under lease financing obligations and non-cancelable operating leases as of December 31, 2018 are as follows:

Year Ending December 31,	Future Minimum Payments
(in thousands)
2019	$172,470
2020	139,366
2021	145,175
2022	156,527
2023	151,200
Thereafter	943,630
Total minimum payments	$1,708,368
Rent expense associated with the operating leases was $107 million, $75 million and $53 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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
It is not possible to make a reasonable estimate of the maximum potential amount of future payments under these or similar agreements due to the conditional nature of the Company’s obligations and the unique facts and circumstances involved in each particular agreement. No amount has been accrued in the accompanying consolidated financial statements with respect to these indemnification guarantees.

7.	Stockholders’ Equity
Preferred Stock
The Company has authorized 10,000,000 shares of undesignated preferred stock with a par value of $0.001 per share. None of the preferred shares were issued and outstanding at December 31, 2018 and 2017.
Voting Rights
The holders of each share of common stock shall be entitled to one vote per share on all matters to be voted upon by the Company’s stockholders.
Stock Option Plans
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of December 31, 2018, approximately 8.7 million shares were reserved for future grants under the 2011 Stock Plan.
A summary of the activities related to the Company’s stock option plans is as follows:

	Shares Available for Grant	Options Outstanding		Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted- Average Exercise Price (per Share)
Balances as of December 31, 2015	16,845,316	20,995,756	$32.39
Granted	(3,555,363)	3,555,363	102.03
Exercised	—	(2,113,772)	17.48
Balances as of December 31, 2016	13,289,953	22,437,347	$44.83
Granted	(2,550,038)	2,550,038	159.56
Exercised	—	(3,338,474)	26.79
Expired	—	(1,561)	$3.25
Balances as of December 31, 2017	10,739,915	21,647,350	$61.13
Granted	(2,039,974)	2,039,974	311.66
Exercised	—	(3,205,911)	38.66
Expired	—	(2,135)	4.60
Balances as of December 31, 2018	8,699,941	20,479,278	$89.61	5.71	$3,748,339
Vested and exercisable at December 31, 2018		20,479,278	$89.61	5.71	$3,748,339
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2018 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2018. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2018, 2017 and 2016 was $863 million, $464 million and $189 million, respectively.
Cash received from option exercises for the years ended December 31, 2018, 2017 and 2016 was $125 million, $88 million and $37 million, respectively.

Stock-Based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Year Ended December 31,
	2018	2017	2016
Dividend yield	—%	—%	—%
Expected volatility	40% - 42%	34% - 37%	40% - 50%
Risk-free interest rate	2.61% - 3.09%	2.24% - 2.45%	1.57% - 2.04%
Suboptimal exercise factor	2.80 - 3.01	2.48 - 2.63	2.48
Valuation data:
Weighted-average fair value (per share)	$157.19	$71.45	$48.85
Total stock-based compensation expense (in thousands)	320,657	182,209	173,675
Total income tax impact on provision (in thousands)	67,575	61,842	65,173

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

8.	Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of tax:

	Foreign currency	Change in unrealized gains on available-for-sale securities	Total
	(in thousands)
Balances as of December 31, 2016	$(47,966)	$(599)	$(48,565)
Other comprehensive income before reclassifications	27,409	728	28,137
Amounts reclassified from accumulated other comprehensive (loss) income	—	(129)	(129)
Net decrease in other comprehensive loss	27,409	599	28,008
Balances as of December 31, 2017	$(20,557)	$—	$(20,557)
Other comprehensive income before reclassifications	975	—	975
Net decrease in other comprehensive loss	975	—	975
Balances as of December 31, 2018	$(19,582)	$—	$(19,582)

9.	Income Taxes
Income before provision for income taxes was as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
United States	$845,402	$144,100	$188,078
Foreign	381,056	341,221	72,429
Income before income taxes	$1,226,458	$485,321	$260,507
The components of provision for (benefit from) income taxes for all periods presented were as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Current tax provision:
Federal	$(22,176)	$54,245	$54,315
State	(10,234)	(7,601)	5,790
Foreign	133,146	88,436	60,571
Total current	100,736	135,080	120,676
Deferred tax provision:
Federal	(37,396)	(153,963)	(24,383)
State	(52,391)	(52,695)	(14,080)
Foreign	4,267	(2,030)	(8,384)
Total deferred	(85,520)	(208,688)	(46,847)
Provision for (benefit from) income taxes	$15,216	$(73,608)	$73,829

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. In accordance with the Act, the Company recorded $79 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The total expense included $32 million related to the transition tax and $47 million related to the remeasurement of certain deferred tax assets and liabilities. Additionally, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. December 22, 2018 marked the end of the measurement period for purposes of SAB 118. As such, the Company has completed the analysis based on legislative updates relating to the Act currently available which resulted in an additional SAB 118 tax benefit of $34 million in the fourth quarter of 2018 and a total tax benefit of $72 million for the year ended December 31, 2018. The total tax provision benefit included $45 million related to adjustments to the transition tax and a $27 million benefit related to the remeasurement of certain deferred tax assets and liabilities.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Expected tax expense at U.S. Federal statutory rates	$257,556	$169,860	$91,179
State income taxes, net of Federal income tax effect	33,611	6,404	7,261
Foreign earnings at other than U.S. rates	63,519	(87,514)	14,639
Federal and California R&D tax credits	(140,749)	(79,868)	(41,144)
Excess tax benefits on stock-based compensation	(191,323)	(157,888)	—
Impact of the Tax Cuts and Jobs Act of 2017
Rate Change / Transition Tax	(71,516)	79,077	—
U.S. Minimum Tax on Foreign Entities	43,099	—	—
Nondeductible Officers Compensation	14,377	28	28
Other	6,642	(3,707)	1,866
Provision for (benefit from) income taxes	$15,216	$(73,608)	$73,829
Effective Tax Rate	1%	(15)%	28%

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2018	2017
	(in thousands)
Deferred tax assets:
Stock-based compensation	$190,451	$149,367
Depreciation and amortization	(151,678)	(70,382)
Federal and California tax R&D credits	369,023	260,686
Foreign tax credits	218,026	102,242
Accruals and reserves	36,396	34,170
Other	27,203	51,614
Gross deferred tax assets	689,421	527,697
Valuation allowance	(124,996)	(49,431)
Net deferred tax assets	$564,425	$478,266
All deferred tax assets are classified as “Other non-current assets” on the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2018, the valuation allowance of $125 million was primarily related to certain foreign tax credits that are not likely to be realized.
As of December 31, 2018, the Company's Federal R&D tax credit and state tax credit carryforwards for tax return purposes were $248 million, and $193 million, respectively. The Federal R&D tax credit carryforwards expire through 2038. State tax credit carryforwards can be carried forward indefinitely.
As of December 31, 2018, the Company's foreign tax credit carryforwards for tax return purposes were $99 million. The Federal foreign tax credit carryovers expire through 2028.
The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as “Other non-current liabilities” and a reduction of deferred tax assets which is classified as "Other non-current assets" in the Consolidated Balance Sheets. As of December 31, 2018, the total amount of gross unrecognized tax benefits was $48 million, of which $44 million, if recognized, would favorably impact the Company’s effective tax rate. As of December 31, 2017, the total amount of gross unrecognized tax benefits was $43 million, of which $38 million, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balances as of December 31, 2016	$19,739
Decreases related to tax positions taken during prior periods	(3,226)
Increases related to tax positions taken during the current period	26,389
Balances as of December 31, 2017	42,902
Increases related to tax positions taken during prior periods	4,486
Decreases related to tax positions taken during prior periods	(17,922)
Increases related to tax positions taken during the current period	18,068
Balances as of December 31, 2018	$47,534
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes and in “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company's provision for income taxes were not material in all the periods presented.
The Company files U.S. Federal, state and foreign tax returns. In August 2018, the Company reached a favorable settlement with the IRS for tax years 2014 & 2015 and recorded a discrete tax benefit of $7 million in the third quarter of 2018. The Company is currently under examination by the IRS for the years 2016 and 2017 and the state of California for the years 2014 and 2015. The 2009 through 2017 state tax returns are subject to examination by state tax authorities. The Company is also currently under examination in the UK for 2015 and 2016. The Company has no other significant foreign jurisdiction audits underway. The years 2013 through 2017 remain subject to examination by foreign tax authorities.
Given the potential outcome of the current examinations as well as the impact of the current examinations on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible adjustments cannot be made at this time.

10.	Employee Benefit Plan
The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 80% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board. During 2018, 2017 and 2016, the Company’s matching contributions totaled $27 million, $20 million and $16 million, respectively.

11.	Segment Information
The Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD. Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. The Company’s CODM reviews revenue and contribution profit (loss) for each of the reportable segments. Contribution profit (loss) is defined as revenues less cost of revenues and marketing expenses incurred by the segment. The Company has aggregated the results of the International operating segments into one reportable segment because these operating segments share similar long-term economic and other qualitative characteristics. As markets within the Company's International streaming segment become profitable, the CODM increasingly focuses on the Company's global operating margin as a measure of profitability.
The Domestic streaming segment derives revenues from monthly membership fees for services related to streaming content to the members in the United States. The International streaming segment derives revenues from monthly membership fees for services related to streaming content to members outside of the United States. The Domestic DVD segment derives revenues from monthly membership fees for services consisting solely of DVD-by-mail. Revenues and the related payment processing fees are attributed to the operating segment based on the nature of the underlying membership (streaming or DVD) and the geographic region from which the membership originates. There are no internal revenue transactions between the Company’s segments.
Amortization of streaming content assets makes up the majority of cost of revenues. The Company obtains multi-territory or global rights for its streaming content and allocates these rights between Domestic and International streaming segments based on estimated fair market value. Amortization of content assets and other expenses associated with the acquisition, licensing, and production of streaming content for each streaming segment thus includes both expenses directly incurred by the segment as well as an allocation of expenses incurred for global or multi-territory rights. Other costs of revenues such as delivery costs are either attributed to the operating segment based on amounts directly incurred by the segment or are allocated across segments by management. Marketing expenses consist primarily of advertising expenses and certain payments made to marketing partners, including CE manufacturers, MVPDs, mobile operators and ISPs, which are generally included in the segment in which the expenditures are directly incurred.
The Company's long-lived tangible assets were located as follows:

	As of December 31,
	2018	2017
	(in thousands)
United States	$381,947	$289,875
International	36,334	29,529
The following tables represent segment information for the year ended December 31, 2018:

	As of/Year ended December 31, 2018
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period (1)	58,486	80,773	2,706
Total paid net membership additions (1)	5,676	22,939	(624)
Total free trials at end of period	2,065	7,131	25
Revenues	$7,646,647	$7,782,105	$365,589	$15,794,341
Cost of revenues	4,038,394	5,776,047	153,097	9,967,538
Marketing	1,025,351	1,344,118	—	2,369,469
Contribution profit	$2,582,902	$661,940	$212,492	3,457,334
Other operating expenses				1,852,108
Operating income				1,605,226
Other income (expense)				(378,768)
Provision for income taxes				15,216
Net income				$1,211,242

	Year Ended December 31, 2018
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content assets	$3,115,170	$4,416,918	$41,212	$7,573,300

The following tables represent segment information for the year ended December 31, 2017.

	As of/Year ended December 31, 2017
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period (1)	52,810	57,834	3,330
Total paid net membership additions (1)	4,905	16,649	(699)
Total free trials at end of period	1,940	4,998	53
Revenues	$6,153,025	$5,089,191	$450,497	$11,692,713
Cost of revenues	3,470,859	4,359,616	202,525	8,033,000
Marketing	603,746	832,535	—	1,436,281
Contribution profit (loss)	$2,078,420	$(102,960)	$247,972	2,223,432
Other operating expenses				1,384,753
Operating income				838,679
Other income (expense)				(353,358)
Benefit from income taxes				(73,608)
Net income				$558,929

	Year Ended December 31, 2017
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content assets	$2,756,947	$3,440,870	$60,657	$6,258,474

The following tables represent segment information for the year ended December 31, 2016.

	As of/Year ended December 31, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period (1)	47,905	41,185	4,029
Total paid net membership additions (1)	4,504	13,747	(758)
Total free trials at end of period	1,526	3,180	85
Revenues	$5,077,307	$3,211,095	$542,267	$8,830,669
Cost of revenues	2,951,973	3,042,747	262,742	6,257,462
Marketing	412,928	684,591	—	1,097,519
Contribution profit (loss)	$1,712,406	$(516,243)	$279,525	1,475,688
Other operating expenses				1,095,895
Operating income				379,793
Other income (expense)				(119,286)
Provision for income taxes				73,829
Net income				$186,678

	Year Ended December 31, 2016
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Amortization of content assets	$2,337,950	$2,450,548	$78,952	$4,867,450

(1)
A paid membership (also referred to as a paid subscription) is defined as a membership that has the right to receive Netflix service following sign-up and a method of payment being provided, and that is not part of a free trial or other promotional offering by the Company to certain new and rejoining members. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations generally become effective at the end of the prepaid membership period. Involuntary cancellation of the service, as a result of a failed method of payment, becomes effective immediately. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by the Company’s internal systems, which utilize industry standard geo-location technology.

12.    Reclassification

The Company reclassified certain streaming personnel-related expenses on its Consolidated Statement of Operations effective for the fourth quarter of 2018. Specifically, expenses for personnel that support global content and marketing that were previously classified in General and administrative expenses were reclassified to Cost of revenues and Marketing, respectively. In addition, expenses for personnel that support global streaming delivery that were previously classified in Technology and development were also reclassified to Cost of revenues. The Company is making this change in classification in order to reflect how the nature of the work performed by certain personnel has changed to be more directly related to the development, marketing and delivery of our service as a result of the continued evolution of the Company’s strategy to self-produce and create more of its own content rather than license or procure it from third parties. This change in classification will also align external presentation of personnel-related expenses with the way that the Company's chief operating decision maker expects to assess profitability and make resource allocation decisions going forward. The Company has reclassified these personnel-related expenses for all prior periods in order to present comparable financial results. There is no change to consolidated operating income, net income or cash flows or DVD segment results as a result of this change in classification.
The revised Consolidated Statements of Operations as well as segment results for the three month periods ended March 31, 2016, 2017 and 2018, June 30, 2016, 2017 and 2018, September 30, 2016, 2017 and 2018 and December 31, 2016 and 2017 and for the twelve month periods ended December 31, 2016 and 2017 are as follows:

	Three Months Ended (unaudited)				Twelve Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
	(in thousands)
As Previously Reported
Revenues	$1,957,736	$2,105,204	$2,290,188	$2,477,541	$8,830,669
Cost of revenues	1,369,540	1,473,098	1,532,844	1,654,419	6,029,901
Marketing	208,010	216,029	282,043	284,996	991,078
Technology and development	203,508	207,300	216,099	225,191	852,098
General and administrative	127,225	138,407	153,166	159,001	577,799
Operating income	$49,453	$70,370	$106,036	$153,934	$379,793

Reclassifications
Revenues	$—	$—	$—	$—	$—
Cost of revenues	49,041	52,299	60,924	65,297	227,561
Marketing	23,455	24,561	28,974	29,451	106,441
Technology and development	(16,898)	(17,096)	(18,593)	(19,279)	(71,866)
General and administrative	(55,598)	(59,764)	(71,305)	(75,469)	(262,136)
Operating income	$—	$—	$—	$—	$—

As Revised
Revenues	$1,957,736	$2,105,204	$2,290,188	$2,477,541	$8,830,669
Cost of revenues	1,418,581	1,525,397	1,593,768	1,719,716	6,257,462
Marketing	231,465	240,590	311,017	314,447	1,097,519
Technology and development	186,610	190,204	197,506	205,912	780,232
General and administrative	71,627	78,643	81,861	83,532	315,663
Operating income	$49,453	$70,370	$106,036	$153,934	$379,793

	Three Months Ended (unaudited)				Twelve Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
	(in thousands)
As Previously Reported
Revenues	$2,636,635	$2,785,464	$2,984,859	$3,285,755	$11,692,713
Cost of revenues	1,657,024	1,902,308	1,992,980	2,107,354	7,659,666
Marketing	271,270	274,323	312,490	419,939	1,278,022
Technology and development	257,108	267,083	255,236	273,351	1,052,778
General and administrative	194,291	213,943	215,526	239,808	863,568
Operating income	$256,942	$127,807	$208,627	$245,303	$838,679

Reclassifications
Revenues	$—	$—	$—	$—	$—
Cost of revenues	83,707	89,388	93,259	106,980	373,334
Marketing	34,878	36,837	39,956	46,588	158,259
Technology and development	(23,237)	(24,599)	(25,013)	(26,219)	(99,068)
General and administrative	(95,348)	(101,626)	(108,202)	(127,349)	(432,525)
Operating income	$—	$—	$—	$—	$—

As Revised
Revenues	$2,636,635	$2,785,464	$2,984,859	$3,285,755	$11,692,713
Cost of revenues	1,740,731	1,991,696	2,086,239	2,214,334	8,033,000
Marketing	306,148	311,160	352,446	466,527	1,436,281
Technology and development	233,871	242,484	230,223	247,132	953,710
General and administrative	98,943	112,317	107,324	112,459	431,043
Operating income	$256,942	$127,807	$208,627	$245,303	$838,679

	Three Months Ended (unaudited)
	March 31, 2018	June 30, 2018	September 30, 2018
	(in thousands)
As Previously Reported
Revenues	$3,700,856	$3,907,270	$3,999,374
Cost of revenues	2,196,075	2,289,867	2,412,346
Marketing	479,222	526,780	435,269
Technology and development	300,730	317,213	327,026
General and administrative	278,251	311,197	344,065
Operating income	$446,578	$462,213	$480,668

Reclassifications
Revenues	$—	$—	$—
Cost of revenues	104,504	112,564	118,782
Marketing	57,555	65,227	75,061
Technology and development	(18,420)	(18,118)	(18,406)
General and administrative	(143,639)	(159,673)	(175,437)
Operating income	$—	$—	$—

As Revised
Revenues	$3,700,856	$3,907,270	$3,999,374
Cost of revenues	2,300,579	2,402,431	2,531,128
Marketing	536,777	592,007	510,330
Technology and development	282,310	299,095	308,620
General and administrative	134,612	151,524	168,628
Operating income	$446,578	$462,213	$480,668

The following tables represent the reclassification of costs for the quarterly domestic streaming segment results for 2016, 2017 and 2018, respectively:

	Three Months Ended (unaudited)				Twelve Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
	(in thousands)
As Previously Reported
Revenues	$1,161,241	$1,208,271	$1,304,333	$1,403,462	$5,077,307
Cost of revenues	666,546	707,106	720,658	761,479	2,855,789
Marketing	81,942	86,806	108,495	105,589	382,832
Contribution profit	$412,753	$414,359	$475,180	$536,394	$1,838,686
Contribution margin	35.5%	34.3%	36.4%	38.2%	36.2%

Reclassifications
Revenues	$—	$—	$—	$—	$—
Cost of revenues	21,210	22,293	25,562	27,119	96,184
Marketing	6,632	6,945	8,192	8,327	30,096
Contribution profit	$(27,842)	$(29,238)	$(33,754)	$(35,446)	$(126,280)

As Revised
Revenues	$1,161,241	$1,208,271	$1,304,333	$1,403,462	$5,077,307
Cost of revenues	687,756	729,399	746,220	788,598	2,951,973
Marketing	88,574	93,751	116,687	113,916	412,928
Contribution profit	$384,911	$385,121	$441,426	$500,948	$1,712,406
Contribution margin	33.1%	31.9%	33.8%	35.7%	33.7%

	Three Months Ended (unaudited)				Twelve Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
	(in thousands)
As Previously Reported
Revenues	$1,470,042	$1,505,499	$1,547,210	$1,630,274	$6,153,025
Cost of revenues	749,488	831,962	864,408	873,372	3,319,230
Marketing	115,038	113,608	128,901	195,784	553,331
Contribution profit	$605,516	$559,929	$553,901	$561,118	$2,280,464
Contribution margin	41.2%	37.2%	35.8%	34.4%	37.1%

Reclassifications
Revenues	$—	$—	$—	$—	$—
Cost of revenues	34,466	36,568	37,867	42,728	151,629
Marketing	11,215	11,295	12,632	15,273	50,415
Contribution profit	$(45,681)	$(47,863)	$(50,499)	$(58,001)	$(202,044)

As Revised
Revenues	$1,470,042	$1,505,499	$1,547,210	$1,630,274	$6,153,025
Cost of revenues	783,954	868,530	902,275	916,100	3,470,859
Marketing	126,253	124,903	141,533	211,057	603,746
Contribution profit	$559,835	$512,066	$503,402	$503,117	$2,078,420
Contribution margin	38.1%	34.0%	32.5%	30.9%	33.8%

	Three Months Ended (unaudited)
	March 31, 2018	June 30, 2018	September 30, 2018
	(in thousands)
As Previously Reported
Revenues	$1,820,019	$1,893,222	$1,937,314
Cost of revenues	894,873	925,703	991,823
Marketing	228,022	227,961	183,521
Contribution profit	$697,124	$739,558	$761,970
Contribution margin	38.3%	39.1%	39.3%

Reclassifications
Revenues	$—	$—	$—
Cost of revenues	41,607	44,292	46,650
Marketing	22,697	23,337	27,074
Contribution profit	$(64,304)	$(67,629)	$(73,724)

As Revised
Revenues	$1,820,019	$1,893,222	$1,937,314
Cost of revenues	936,480	969,995	1,038,473
Marketing	250,719	251,298	210,595
Contribution profit	$632,820	$671,929	$688,246
Contribution margin	34.8%	35.5%	35.5%

The following tables represent the reclassification of costs for the quarterly international streaming segment results for 2016, 2017 and 2018, respectively:

	Three Months Ended (unaudited)				Twelve Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	December 31, 2016
	(in thousands)
As Previously Reported
Revenues	$651,748	$758,201	$853,480	$947,666	$3,211,095
Cost of revenues	629,899	698,162	748,515	834,794	2,911,370
Marketing	126,068	129,223	173,548	179,407	608,246
Contribution profit (loss)	$(104,219)	$(69,184)	$(68,583)	$(66,535)	$(308,521)
Contribution margin	(16.0)%	(9.1)%	(8.0)%	(7.0)%	(9.6)%

Reclassifications
Revenues	$—	$—	$—	$—	$—
Cost of revenues	27,831	30,006	35,362	38,178	131,377
Marketing	16,823	17,616	20,782	21,124	76,345
Contribution profit (loss)	$(44,654)	$(47,622)	$(56,144)	$(59,302)	$(207,722)

As Revised
Revenues	$651,748	$758,201	$853,480	$947,666	$3,211,095
Cost of revenues	657,730	728,168	783,877	872,972	3,042,747
Marketing	142,891	146,839	194,330	200,531	684,591
Contribution profit (loss)	$(148,873)	$(116,806)	$(124,727)	$(125,837)	$(516,243)
Contribution margin	(22.8)%	(15.4)%	(14.6)%	(13.3)%	(16.1)%

	Three Months Ended (unaudited)				Twelve Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	December 31, 2017
	(in thousands)
As Previously Reported
Revenues	$1,046,199	$1,165,228	$1,327,435	$1,550,329	$5,089,191
Cost of revenues	847,317	1,017,612	1,081,485	1,191,497	4,137,911
Marketing	156,232	160,715	183,589	224,155	724,691
Contribution profit (loss)	$42,650	$(13,099)	$62,361	$134,677	$226,589
Contribution margin	4.1%	(1.1)%	4.7%	8.7%	4.5%

Reclassifications
Revenues	$—	$—	$—	$—	$—
Cost of revenues	49,241	52,820	55,392	64,252	221,705
Marketing	23,663	25,542	27,324	31,315	107,844
Contribution profit (loss)	$(72,904)	$(78,362)	$(82,716)	$(95,567)	$(329,549)

As Revised
Revenues	$1,046,199	$1,165,228	$1,327,435	$1,550,329	$5,089,191
Cost of revenues	896,558	1,070,432	1,136,877	1,255,749	4,359,616
Marketing	179,895	186,257	210,913	255,470	832,535
Contribution profit (loss)	$(30,254)	$(91,461)	$(20,355)	$39,110	$(102,960)
Contribution margin	(2.9)%	(7.8)%	(1.5)%	2.5%	(2.0)%

	Three Months Ended (unaudited)
	March 31, 2018	June 30, 2018	September 30, 2018
	(in thousands)
As Previously Reported
Revenues	$1,782,086	$1,921,144	$1,973,283
Cost of revenues	1,258,809	1,324,240	1,383,422
Marketing	251,200	298,819	251,748
Contribution profit	$272,077	$298,085	$338,113
Contribution margin	15.3%	15.5%	17.1%

Reclassifications
Revenues	$—	$—	$—
Cost of revenues	62,897	68,272	72,132
Marketing	34,858	41,890	47,987
Contribution profit	$(97,755)	$(110,162)	$(120,119)

As Revised
Revenues	$1,782,086	$1,921,144	$1,973,283
Cost of revenues	1,321,706	1,392,512	1,455,554
Marketing	286,058	340,709	299,735
Contribution profit	$174,322	$187,923	$217,994
Contribution margin	9.8%	9.8%	11.0%

13.    Selected Quarterly Financial Data (Unaudited)

The following tables represent selected quarterly financial data for the years ended December 31, 2018 and 2017, as reclassified. Refer to Note 12 for additional information on the headcount reclassification.

	December 31	September 30	June 30	March 31
	(in thousands, except for per share data)
2018
Total revenues	$4,186,841	$3,999,374	$3,907,270	$3,700,856
Gross profit	1,453,441	1,468,246	1,504,839	1,400,277
Net income	133,934	402,835	384,349	290,124
Earnings per share:
Basic	$0.31	$0.92	$0.88	$0.67
Diluted	0.30	0.89	0.85	0.64
2017
Total revenues	$3,285,755	$2,984,859	$2,785,464	$2,636,635
Gross profit	1,071,421	898,620	793,768	895,904
Net income	185,517	129,590	65,600	178,222
Earnings per share:
Basic	$0.43	$0.30	$0.15	$0.41
Diluted	0.41	0.29	0.15	0.40

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015
3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013
4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014
4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015
4.5	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015
4.6	Indenture, dated as of October 27, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	October 27, 2016
4.7	First Supplemental Indenture, dated as of September 24, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	10-Q	001-35727	4.7	April 20, 2017
4.8	Indenture, dated as of May 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	May 3, 2017
4.9	Indenture, dated as of October 26, 2017, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	October 26, 2017
4.10	Indenture, dated as of April 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	April 26, 2018
4.11	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (6.375% Senior Notes due 2029)	8-K	001-35727	4.1	October 26, 2018
4.12	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.625% Senior Notes due 2029)	8-K	001-35727	4.3	October 26, 2018
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.4†	Description of Director Equity Compensation Plan	8-K	001-35727	Item 5.02	January 24, 2018
10.5†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	February 1, 2013

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.6	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014
10.7†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014
10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015
10.9	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015
10.10	Purchase Agreement, dated as of October 24, 2016, between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	October 27, 2016
10.11	Registration Rights Agreement, dated as of October 27, 2016, by and between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	October 27, 2016
10.12	Purchase Agreement, dated as of April 26, 2017, between the Company and Morgan Stanley & Co. International plc, as representative of the Initial Purchasers listed on Schedule 1 thereto.	8-K	001-35727	10.1	April 27, 2017
10.13	Registration Rights Agreement, dated as of May 2, 2017, by and between the Company and Morgan Stanley & Co. International plc, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	May 3, 2017
10.14†	Executive Severance and Retention Incentive Plan, as amended and restated as of July 12, 2017	10-Q	001-35727	10.14	July 19, 2017
10.15	Revolving Credit Agreement among the Company, Deutsche bank AG New York Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A. and the administrative agent, dated as of July 27, 2017	10-Q	001-35727	10.15	October 18, 2017
10.16	Purchase Agreement, dated as of October 23, 2017 between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto.	8-K	001-35727	10.1	October 26, 2017
10.17	Purchase Agreement, dated as of October 23, 2018 between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto.	8-K	001-35727	10.1	October 26, 2018
10.18	Purchase Agreement, dated as of October 23, 2018 between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto.	8-K	001-35727	10.2	October 26, 2018
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney (see signature page)

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial information from Netflix, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on January 29, 2019, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016, (ii) Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2018, 2017 and 2016, (iii) Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016, (iv) Consolidated Balance Sheets as of December 31, 2018 and 2017, (v) Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2018, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements.
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

Netflix, Inc.

Dated:	January 29, 2019	By:	/S/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated:	January 29, 2019	By:	/S/ SPENCER NEUMANN
Spencer Neumann Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Reed Hastings and Spencer Neumann, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ REED HASTINGS	President, Chief Executive Officer and Director (principal executive officer)	January 29, 2019
Reed Hastings

/S/ SPENCER NEUMANN	Chief Financial Officer (principal financial and accounting officer)	January 29, 2019
Spencer Neumann

/S/ RICHARD BARTON	Director	January 29, 2019
Richard Barton

/S/ TIMOTHY M. HALEY	Director	January 29, 2019
Timothy M. Haley

/S/ JAY C. HOAG	Director	January 29, 2019
Jay C. Hoag

/S/ ANN MATHER	Director	January 29, 2019
Ann Mather

/S/ SUSAN RICE	Director	January 29, 2019
Susan Rice

/S/ MATHIAS DÖPFNER	Director	January 29, 2019
Mathias Döpfner

/S/ LESLIE J. KILGORE	Director	January 29, 2019
Leslie J. Kilgore

/S/ BRAD SMITH	Director	January 29, 2019
Brad Smith

/S/ ANNE SWEENEY	Director	January 29, 2019
Anne Sweeney

/S/ RODOLPHE BELMER	Director	January 29, 2019
Rodolphe Belmer