Form 10-K/A
period 2018-12-31
NETFLIX INC
filed 2019-02-08
CIK 1065280

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

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-K of Netflix Inc. (the “Company”) for the year ended December 31, 2018 as filed with the Securities and Exchange Commission on January 29, 2019 (the “Original Form 10-K”), is being filed for the sole purpose of updating the consent in Exhibit 23.1 to reflect the signature of Ernst & Young LLP, the Company’s independent auditor, which was inadvertently omitted from the consent filed electronically as part of the Original Form 10-K, although the Company had the signed consent at the time the Original Form 10-K was filed.

Except as otherwise expressly noted herein, this Amendment No. 1 does not modify or update in any way the financial position, results of operations, cash flows, or other disclosures in, or exhibits to, the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K.

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

(3)	Exhibits:

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015
3.2	Amended and Restated Bylaws	8-K	000-49802	3.1	March 20, 2009
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013
4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014
4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015
4.5	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015
4.6	Indenture, dated as of October 27, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	October 27, 2016
4.7	First Supplemental Indenture, dated as of September 24, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	10-Q	001-35727	4.7	April 20, 2017
4.8	Indenture, dated as of May 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	May 3, 2017
4.9	Indenture, dated as of October 26, 2017, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	October 26, 2017
4.10	Indenture, dated as of April 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	April 26, 2018
4.11	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (6.375% Senior Notes due 2029)	8-K	001-35727	4.1	October 26, 2018
4.12	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.625% Senior Notes due 2029)	8-K	001-35727	4.3	October 26, 2018

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.4†	Description of Director Equity Compensation Plan	8-K	001-35727	Item 5.02	January 24, 2018
10.5†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	February 1, 2013
10.6	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014
10.7†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014
10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015
10.9	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015
10.10	Purchase Agreement, dated as of October 24, 2016, between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	October 27, 2016
10.11	Registration Rights Agreement, dated as of October 27, 2016, by and between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	October 27, 2016
10.12	Purchase Agreement, dated as of April 26, 2017, between the Company and Morgan Stanley & Co. International plc, as representative of the Initial Purchasers listed on Schedule 1 thereto.	8-K	001-35727	10.1	April 27, 2017
10.13	Registration Rights Agreement, dated as of May 2, 2017, by and between the Company and Morgan Stanley & Co. International plc, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	May 3, 2017
10.14†	Executive Severance and Retention Incentive Plan, as amended and restated as of July 12, 2017	10-Q	001-35727	10.14	July 19, 2017
10.15	Revolving Credit Agreement among the Company, Deutsche bank AG New York Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A. and the administrative agent, dated as of July 27, 2017	10-Q	001-35727	10.15	October 18, 2017
10.16	Purchase Agreement, dated as of October 23, 2017 between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto.	8-K	001-35727	10.1	October 26, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.17	Purchase Agreement, dated as of October 23, 2018 between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto.	8-K	001-35727	10.1	October 26, 2018
10.18	Purchase Agreement, dated as of October 23, 2018 between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto.	8-K	001-35727	10.2	October 26, 2018
21.1	List of Significant Subsidiaries	10-K	001-35727	21.1	January 29, 2019
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney	10-K	001-35727	24.0	January 29, 2019
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
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
		10-K	001-35727	101	January 29, 2019
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

Dated: February 8, 2019	By:	/S/ SPENCER NEUMANN
Spencer Neumann
Chief Financial Officer