Form 10-Q
period 2019-03-31
NETFLIX INC
filed 2019-04-18
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2019, there were 437,191,891 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2019	March 31, 2018
Revenues	$4,520,992	$3,700,856
Cost of revenues	2,870,614	2,300,579
Marketing	616,578	536,777
Technology and development	372,764	282,310
General and administrative	201,952	134,612
Operating income	459,084	446,578
Other income (expense):
Interest expense	(135,529)	(81,219)
Interest and other income (expense)	76,104	(65,743)
Income before income taxes	399,659	299,616
Provision for income taxes	55,607	9,492
Net income	$344,052	$290,124

Earnings per share:
Basic	$0.79	$0.67
Diluted	$0.76	$0.64
Weighted-average common shares outstanding:
Basic	436,947	434,174
Diluted	451,922	450,359

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net income	$344,052	$290,124
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,018)	24,821
Comprehensive income	$338,034	$314,945

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net income	$344,052	$290,124
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(2,997,746)	(2,986,747)
Change in streaming content liabilities	(14,698)	378,885
Amortization of streaming content assets	2,124,686	1,748,844
Amortization of DVD content assets	8,509	11,134
Depreciation and amortization of property, equipment and intangibles	23,561	19,041
Stock-based compensation expense	101,200	68,395
Other non-cash items	37,199	8,209
Foreign currency remeasurement loss (gain) on long-term debt	(57,600)	41,080
Deferred taxes	6,627	(22,049)
Changes in operating assets and liabilities:
Other current assets	(32,076)	(55,905)
Accounts payable	(124,467)	74,083
Accrued expenses and other liabilities	157,647	119,049
Deferred revenue	47,793	55,270
Other non-current assets and liabilities	(4,486)	13,830
Net cash used in operating activities	(379,799)	(236,757)
Cash flows from investing activities:
Acquisition of DVD content assets	(9,170)	(10,796)
Purchases of property and equipment	(60,381)	(37,170)
Change in other assets	(10,552)	(1,786)
Net cash used in investing activities	(80,103)	(49,752)
Cash flows from financing activities:
Proceeds from issuance of common stock	22,972	56,335
Other financing activities	—	(321)
Net cash provided by financing activities	22,972	56,014
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(5,014)	7,177
Net decrease in cash, cash equivalents, and restricted cash	(441,944)	(223,318)
Cash, cash equivalents and restricted cash at beginning of period	3,812,041	2,822,795
Cash, cash equivalents and restricted cash at end of period	$3,370,097	$2,599,477
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,348,557	$3,794,483
Current content assets, net	—	5,151,186
Other current assets	820,350	748,466
Total current assets	4,168,907	9,694,135
Non-current content assets, net	20,888,785	14,960,954
Property and equipment, net	434,372	418,281
Other non-current assets	1,726,568	901,030
Total assets	$27,218,632	$25,974,400
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,863,351	$4,686,019
Accounts payable	439,496	562,985
Accrued expenses and other liabilities	746,268	477,417
Deferred revenue	808,692	760,899
Total current liabilities	6,857,807	6,487,320
Non-current content liabilities	3,560,364	3,759,026
Long-term debt	10,305,023	10,360,058
Other non-current liabilities	792,380	129,231
Total liabilities	21,515,574	20,735,635
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at March 31, 2019 and December 31, 2018; 437,191,891 and 436,598,597 issued and outstanding at March 31, 2019 and December 31, 2018, respectively	2,439,773	2,315,988
Accumulated other comprehensive loss	(25,600)	(19,582)
Retained earnings	3,288,885	2,942,359
Total stockholders’ equity	5,703,058	5,238,765
Total liabilities and stockholders’ equity	$27,218,632	$25,974,400

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Three Months Ended
	March 31, 2019	March 31, 2018

Total stockholders' equity, beginning balances	$5,238,765	$3,581,956

Common stock and additional paid-in capital:
Beginning balances	$2,315,988	$1,871,396
Issuance of common stock upon exercise of options	22,585	55,434
Stock-based compensation expense	101,200	68,395
Ending balance	$2,439,773	$1,995,225

Accumulated other comprehensive income (loss):
Beginning balances	$(19,582)	$(20,557)
Other comprehensive income	(6,018)	24,821
Ending balance	$(25,600)	$4,264

Retained earnings:
Beginning balances	$2,942,359	$1,731,117
Net income	344,052	290,124
Adoption of ASU 2016-02, Leases (Topic 842)	2,474	—
Ending balances	$3,288,885	$2,021,241

Total stockholders' equity, ending balances	$5,703,058	$4,020,730

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim consolidated financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018 filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2019 and February 8, 2019, respectively. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the streaming content asset amortization policy and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018. Interim results are not necessarily indicative of the results for a full year.
There have been no material changes in the Company’s significant accounting policies, other than the adoption of accounting pronouncements below, as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018.

Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019.  The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $743 million, lease liabilities for operating leases of approximately $813 million and a cumulative-effect adjustment on retained earnings of $2 million on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations. See Note 4 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.
In March 2019, the FASB issued ASU 2019-02, Improvements to Accounting for Costs of Films and License Agreements for Program Materials, in order to align the accounting for production costs of an episodic television series with the accounting for production costs of films by removing the content distinction for capitalization. ASU 2019-02 also requires that an entity reassess estimates of the use of a film in a film group and account for any changes prospectively. In addition, ASU 2019-02 requires that an entity test films and license agreements for program material for impairment at a film group level when the film or license agreements are predominantly monetized with other films and license agreements. ASU 2019-02 is effective for fiscal years beginning after December 15, 2019 and early adoption is permitted. The Company early adopted ASU 2019-02 in the first quarter of 2019 and as such has included all content assets (licensed and produced) as "Non-current content assets, net" on its Consolidated Balance Sheets, beginning with the period of adoption. There was no material impact to its Consolidated Statements of Operations. See the Company's updated Streaming Content policy below for further details.
Streaming Content (Effective January 1, 2019)
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
The Company recognizes content assets (licensed and produced) as “Non-current content assets, net” on the Consolidated Balance Sheets. For licenses, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known and the title is accepted and available for streaming. For productions, the Company capitalizes costs associated with the production, including development costs, direct costs and production overhead. Participations and residuals are expensed in line with the amortization of production costs.
Based on factors including historical and estimated viewing patterns, the Company amortizes the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations over the shorter of each title's contractual window of availability or estimated period of use or ten years, beginning with the month of first availability. The amortization is on an accelerated basis, as the Company typically expects more upfront viewing, for instance due to additional merchandising and marketing efforts and film amortization is more accelerated than TV series amortization. The Company reviews factors impacting the amortization of the content assets on an ongoing basis. The Company's estimates related to these factors require considerable management judgment.
The Company's business model is subscription based as opposed to a model generating revenues at a specific title level. Content assets (licensed and produced) are predominantly monetized as a group and therefore are reviewed in aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. To date, the Company has not identified any such event or changes in circumstances. If such changes are identified in the future, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off.

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

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands, except per share data)
Basic earnings per share:
Net income	$344,052	$290,124
Shares used in computation:
Weighted-average common shares outstanding	436,947	434,174
Basic earnings per share	$0.79	$0.67

Diluted earnings per share:
Net income	$344,052	$290,124
Shares used in computation:
Weighted-average common shares outstanding	436,947	434,174
Employee stock options	14,975	16,185
Weighted-average number of shares	451,922	450,359
Diluted earnings per share	$0.76	$0.64

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. These anti-dilutive stock options were immaterial for each period presented.

3. Cash, Cash Equivalents, and Restricted Cash

The following table summarizes the Company's cash, cash equivalents, and restricted cash as of March 31, 2019 and December 31, 2018:

	As of March 31, 2019
	Cash and cash equivalents	Non-current Assets	Total
	(in thousands)
Cash	$2,384,999	$20,234	$2,405,233
Level 1 securities:
Money market funds	963,558	1,306	964,864

	$3,348,557	$21,540	$3,370,097

	As of December 31, 2018
	Cash and cash equivalents	Non-current Assets	Total
	(in thousands)
Cash	$2,572,685	$16,260	$2,588,945
Level 1 securities:
Money market funds	1,221,798	1,298	1,223,096

	$3,794,483	$17,558	$3,812,041
Non-current assets include restricted cash related to letter of credit agreements and workers compensation deposits.
There were no material gross realized gains or losses in the three months ended March 31, 2019 and 2018, respectively.

4. Balance Sheet Components

Content Assets
Content assets consisted of the following:

	As of
	March 31, 2019	December 31, 2018
	(in thousands)
Licensed content, net	$14,297,658	$14,081,463

Produced content, net
Released, less amortization	2,737,677	2,403,896
In production	3,494,467	3,305,126
In development and pre-production	348,515	311,842
	6,580,659	6,020,864
DVD, net	10,468	9,813
Total	$20,888,785	$20,112,140

On average, over 90% of a licensed or produced streaming content asset is expected to be amortized within four years after its month of first availability.
As of March 31, 2019, approximately $5,415 million, $3,691 million, and $2,552 million of the $14,298 million unamortized cost of the licensed content is expected to be amortized in each of the next three years.

As of March 31, 2019, approximately $935 million, $756 million, and $559 million of the $2,738 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of March 31, 2019, the amount of accrued participations and residuals was not material.

The following table represents the amortization of streaming content assets:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Licensed content	$1,774,289	$1,557,424
Produced content	350,397	191,420
Total streaming content	$2,124,686	$1,748,844
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	March 31, 2019	December 31, 2018	Estimated Useful Lives
	(in thousands)
Leasehold improvements	294,358	282,028	Over life of lease
Information technology	229,168	224,296	3 years
Furniture and fixtures	70,125	63,667	3-15 years
Buildings	32,787	73,468	30 years
Corporate aircraft	99,009	62,560	8 years
DVD operations equipment	53,416	53,416	5 years
Machinery and equipment	2,117	1,692	3 years
Land	6,125	6,125
Capital work-in-progress	18,290	19,548
Property and equipment, gross	805,395	786,800
Less: Accumulated depreciation	(371,023)	(368,519)
Property and equipment, net	$434,372	$418,281

Leases
The Company has entered into operating leases primarily for real estate. These leases have terms which range from 1 year to 15 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 10 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in "Other non-current assets" on the Company's March 31, 2019 Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Company's March 31, 2019 Consolidated Balance Sheet.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets of approximately $743 million and lease liabilities for operating leases of approximately $813 million on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2019, total right-of-use assets and operating lease liabilities were approximately $812 million and $888 million, respectively. The Company has entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less. These leases are not recorded on the Company's balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended March 31, 2019, the Company recognized approximately $104 million in total lease costs, which was comprised of $43 million in operating lease costs for right-of-use assets and $61 million in short-term lease costs related to short-term operating leases.

Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.
Information related to the Company's right-of-use assets and related lease liabilities were as follows:

Three Months Ended
March 31, 2019
(in thousands)
Cash paid for operating lease liabilities	$37,653
Right-of-use assets obtained in exchange for new operating lease obligations (1)	842,395
Weighted-average remaining lease term	8.5 years
Weighted-average discount rate	5.7%
(1) Includes $743 million for operating leases existing on January 1, 2019 and $99 million for operating leases that commenced in the first quarter of 2019.
Maturities of lease liabilities as of March 31, 2019 were as follows (in thousands):

Due in 12 month period ended March 31,
2020	167,238
2021	142,248
2022	133,824
2023	113,437
2024	109,572
Thereafter	477,116
1,143,435
Less imputed interest	(255,913)
Total lease liabilities	887,522

Current operating lease liabilities	122,498
Non-current operating lease liabilities	765,024
Total lease liabilities	887,522

The Company has additional operating leases for real estate of $815 million which have not commenced as of March 31, 2019, and as such, have not been recognized on the Company's Consolidated Balance Sheet. These operating leases are expected to commence between 2019 and 2020 with lease terms between 5 years and 15 years.

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
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift and other prepaid memberships that have not been fully redeemed. As of March 31, 2019, total deferred revenue was $809 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $48 million increase in deferred revenue as compared to the year ended December 31, 2018 is a result of the increase in membership fees billed due to increased members and average monthly revenue per paying member.

Other Current Assets
Other current assets consisted of the following:

	As of
	March 31, 2019	December 31, 2018
	(in thousands)
Trade receivables	$432,955	$362,712
Prepaid expenses	177,460	178,833
Other	209,935	206,921
Total other current assets	$820,350	$748,466

5. Long-term Debt
As of March 31, 2019, the Company had aggregate outstanding long-term notes of $10,305 million, net of $87 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding long-term notes is denominated in foreign currency (comprised of €2,400 million) and is remeasured into U.S. dollars at each balance sheet date.
The following table provides a summary of the Company's outstanding long-term debt and the fair values based on quoted market prices in less active markets as of March 31, 2019 and December 31, 2018:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Payment Dates	March 31, 2019	December 31, 2018
	(in millions)				(in millions)
5.375% Senior Notes	$500	February 2013	February 2021	February and August	$521	$509
5.500% Senior Notes	700	February 2015	February 2022	April and October	736	706
5.750% Senior Notes	400	February 2014	March 2024	March and September	429	407
5.875% Senior Notes	800	February 2015	February 2025	April and October	867	812
4.375% Senior Notes	1,000	October 2016	November 2026	May and November	982	915
3.625% Senior Notes (1)	1,458	May 2017	May 2027	May and November	1,512	1,446
4.875% Senior Notes	1,600	October 2017	April 2028	April and October	1,586	1,464
5.875% Senior Notes	1,900	April 2018	November 2028	May and November	2,010	1,851
4.625% Senior Notes (2)	1,234	October 2018	May 2029	May and November	1,320	1,241
6.375% Senior Notes	800	October 2018	May 2029	May and November	868	797
	$10,392
(1) Debt is denominated in euro with a €1,300 million principal amount. Total proceeds were $1,421 million.
(2) Debt is denominated in euro with a €1,100 million principal amount. Total proceeds were $1,262 million.
The expected timing of principal and interest payments for these Notes are as follows:

	As of
	March 31, 2019	December 31, 2018
	(in thousands)
Less than one year	$535,960	$538,384
Due after one year and through three years	2,245,272	1,550,581
Due after three years and through five years	1,328,564	1,646,101
Due after five years	10,658,355	11,138,129
Total debt obligations	$14,768,151	$14,873,195

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of March 31, 2019 and December 31, 2018, the Company was in compliance with all related covenants.
Revolving Credit Facility
In July 2017, the Company entered into a $500 million unsecured revolving credit facility (“Revolving Credit Agreement”), with an uncommitted incremental facility to increase the amount of the revolving credit facility by up to an additional $250 million, subject to certain terms and conditions. On March 29, 2019, the agreement was amended to extend the maturity date from July 27, 2022 to March 29, 2024 and to increase the size of the credit facility to $750 million, without impacting the existing uncommitted incremental facility. Revolving loans may be borrowed, repaid and reborrowed until March 29, 2024, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of March 31, 2019, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at a rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of March 31, 2019, the Company was in compliance with all related covenants.

6. Commitments and Contingencies

Streaming Content
As of March 31, 2019, the Company had $18.9 billion of obligations comprised of $4.9 billion included in "Current content liabilities" and $3.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2018, the Company had $19.3 billion of obligations comprised of $4.7 billion included in "Current content liabilities" and $3.8 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	March 31, 2019	December 31, 2018
	(in thousands)
Less than one year	$8,888,491	$8,611,398
Due after one year and through three years	8,416,736	8,841,561
Due after three years and through five years	1,480,670	1,684,582
Due after five years	136,892	148,334
Total streaming content obligations	$18,922,789	$19,285,875
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

7. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of March 31, 2019, approximately 8 million shares were reserved for future grants under the 2011 Stock Plan.

A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2018	8,699,941	20,479,278	$89.61
Granted	(619,636)	619,636	319.43
Exercised	—	(593,294)	38.07
Expired	—	(21)	4.27
Balances as of March 31, 2019	8,080,305	20,505,599	$98.04	5.68	$5,312,077
Vested and exercisable as of March 31, 2019		20,505,599	$98.04	5.68	$5,312,077

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the first quarter of 2019. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Total intrinsic value of options exercised	$180,842	$277,910
Cash received from options exercised	22,972	56,335
Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended
	March 31, 2019	March 31, 2018
Dividend yield	—%	—%
Expected volatility	41%	40%
Risk-free interest rate	2.74%	2.61%
Suboptimal exercise factor	3.07	2.80
Weighted-average fair value (per share)	$163	$124
Total stock-based compensation expense (in thousands)	$101,200	$68,395
Total income tax impact on provision (in thousands)	$21,628	$14,691

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

8. Income Taxes

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands, except percentages)
Provision for income taxes	$55,607	$9,492
Effective tax rate	14%	3%

The effective tax rate for the three months ended March 31, 2019 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation, Federal and California research and development credits (“R&D”) and effects of the international tax provisions from U.S. tax reform that became effective in 2018, partially offset by state taxes, foreign taxes, and non-deductible expenses. The effective tax rate for the three months ended March 31, 2018 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation and Federal and California R&D credits, partially offset by state taxes, foreign taxes, non-deductible expenses, and effects of the international tax provisions from U.S. tax reform that became effective in 2018.
The increase in effective tax rate for the three months ended March 31, 2019, as compared to the same period in 2018 was primarily due to a lower benefit from the recognition of excess tax benefits of stock-based compensation, lower benefit on a percentage basis from Federal and California R&D credits, and additional expenses related to foreign taxes. For the three months ended March 31, 2019 and 2018, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $41 million and $61 million, respectively.
Gross unrecognized tax benefits were $52 million and $48 million as of March 31, 2019 and December 31, 2018, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $49 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of March 31, 2019, gross unrecognized tax benefits of $17 million were classified as “Other non-current liabilities” and $35 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for (benefit from) income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for income taxes” were not material in any of the periods presented.
Deferred tax assets of $557 million and $564 million were classified as “Other non-current assets” on the Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The Company has a valuation allowance of $139 million and $125 million as of March 31, 2019 and December 31, 2018, respectively. The valuation allowance is primarily related to certain foreign tax credits that are not likely to be realized.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for 2016 and 2017 and by the state of California for 2014 and 2015. The 2009 through 2017 state tax returns are subject to examination by state tax authorities. The Company is also currently under examination in the UK for 2015. The Company has no other significant foreign jurisdiction audits underway. The years 2014 through 2018 remain subject to examination by foreign tax authorities.
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

9. Segment Information
Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. As markets within the Company's International streaming segment become profitable, the CODM increasingly focuses on the Company's global operating margin as a measure of profitability. As of the first quarter of 2019, the Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD. The Company’s CODM reviews revenues and contribution profit (loss) for each of the reportable segments. Contribution profit (loss) is defined as revenues less cost of revenues and marketing expenses incurred by the segment. The Company has aggregated the results of the International operating segments into one reportable segment because these operating segments share similar long-term economic and other qualitative characteristics.
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
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of March 31, 2019, were located as follows:

	As of
	March 31, 2019	December 31, 2018
	(in thousands)
United States	$1,102,154	$381,947
International	144,012	36,334

The following tables represent segment information for the three months ended March 31, 2019:

	As of/ Three Months Ended March 31, 2019
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period (1)	60,229	88,634	2,565
Total paid net membership additions (1)	1,743	7,861	(141)
Total free trials at end of period	1,563	5,003	22
Revenues	$2,073,555	$2,366,749	$80,688	$4,520,992
Cost of revenues	1,139,535	1,697,121	33,958	2,870,614
Marketing	221,046	395,532	—	616,578
Contribution profit	$712,974	$274,096	$46,730	$1,033,800
Other operating expenses				574,716
Operating income				459,084
Other income (expense)				(59,425)
Provision for income taxes				55,607
Net income				$344,052

The following tables represent segment information for the three months ended March 31, 2018:

	As of/ Three Months Ended March 31, 2018
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period (1)	55,087	63,815	3,138
Total paid net membership additions (1)	2,277	5,981	(192)
Total free trials at end of period	1,618	4,475	29
Revenues	$1,820,019	$1,782,086	$98,751	$3,700,856
Cost of revenues	936,480	1,321,706	42,393	2,300,579
Marketing	250,719	286,058	—	536,777
Contribution profit	$632,820	$174,322	$56,358	$863,500
Other operating expenses				416,922
Operating income				446,578
Other income (expense)				(146,962)
Provision for income taxes				9,492
Net income				$290,124

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

The following table represents the amortization of content assets:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Three months ended March 31,
2019	$864,311	$1,260,375	$8,509	$2,133,195
2018	730,272	1,018,572	11,134	1,759,978

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; content amortization; seasonality; paid memberships as indicator of growth; pricing changes; DVD memberships; dividends; impact of foreign currency and exchange rate fluctuations, including on net income, revenues and average revenues per paying member; deferred revenue; investments in global streaming content, including original content; impact of content on membership growth; liquidity, including cash flows from operations, available funds and access to financing sources; net cash provided by (used in) operating activities and free cash flow; unrecognized tax benefits; deferred tax assets; tax impact of change to our corporate structure; commencement of operating leases; accessing and obtaining additional capital, including use of the debt market; accounting treatment for changes related to content assets; net income; and future contractual obligations, including unknown streaming content obligations and timing of payments. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018 filed with the Securities and Exchange Commission (“SEC”) on January 29, 2019 and February 8, 2019, respectively, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are the world’s leading internet entertainment service with over 148 million paid streaming memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, over two million members in the U.S. subscribe to our legacy DVD-by-mail service.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	March 31, 2019	March 31, 2018	Q1'19 vs. Q1'18
	(in thousands, except revenue per membership and percentages)
Global Streaming Memberships:
Paid memberships at end of period	148,863	118,902	29,961	25%
Paid net membership additions	9,604	8,258	1,346	16%
Average monthly revenue per paying membership	$10.27	$10.46	$(0.19)	(2)%
Free trials at end of period	6,566	6,093	473	8%

Financial Results:
Revenues	$4,520,992	$3,700,856	$820,136	22%
Operating income	459,084	446,578	12,506	3%
Operating margin	10.2%	12.1%	(1.9)%	(16)%
Net income	344,052	290,124	53,928	19%

Consolidated revenues for the three months ended March 31, 2019 increased 22%, including an increase of 14% and 33% in revenues in the Domestic streaming and International streaming segments, respectively, as compared to the three months ended March 31, 2018. International revenues accounted for 53% of total streaming revenue for the three months ended March 31, 2019 as compared to 49% of total streaming revenue for the three months ended March 31, 2018. The increase in consolidated revenues was primarily driven by the growth in the average number of paid streaming memberships globally, the majority of which was growth in our international memberships. Average paid international streaming memberships accounted for 59% of total average paid streaming memberships as of March 31, 2019, as compared to 53% of total average paid streaming memberships for the same period in 2018. The growth in paid memberships was partially offset by a decrease in the average monthly revenue per paying streaming membership primarily due to unfavorable fluctuations in foreign exchange rates. The growth in paid net membership additions has been less volatile when compared to growth in total net membership additions as a result of free trial variability. We therefore believe paid memberships is a more reliable indicator of revenue growth.
Increases in revenue were partially offset by increased content expenses as we continue to acquire, license and produce content, including more Netflix originals, as well as increased headcount costs to support continued improvements in our streaming service, our international expansion, and our growing content production activities. These expenses grew faster than revenue thus resulting in a lower operating margin for the three months ended March 31, 2019 as compared to the same period in 2018.
We offer three main types of streaming membership plans. Our “basic” plan includes access to standard definition quality streaming on a single screen at a time. Our “standard” plan is our most popular streaming plan and includes access to high definition quality streaming on two screens concurrently. Our “premium” plan includes access to high definition and ultra-high definition quality content on four screens concurrently. As of March 31, 2019, pricing on our plans ranged in the U.S. from $8.99 to $15.99 per month and internationally from the U.S. dollar equivalent of approximately $3 to $20 per month. We expect that from time to time the prices of our membership plans in each country may increase and we may occasionally test other plan and price variations.
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

•
For the Domestic and International streaming segments, amortization of the streaming content assets makes up the majority of cost of revenues. Increasingly, we obtain multi-territory or global rights for our streaming content and allocate these rights between Domestic and International streaming segments based on estimated fair market value. Expenses associated with the acquisition, licensing and production of streaming content (such as payroll and related personnel expenses, costs associated with obtaining rights to music included in our content, overall deals with talent, miscellaneous production related costs and participations and residuals), streaming delivery costs and other operations costs make up the remainder of cost of revenues. We have built our own global content delivery network (“Open Connect”) to help us efficiently stream a high volume of content to our members over the internet. Streaming delivery expenses, therefore, include equipment costs related to Open Connect, payroll and related personnel expenses and all third-party costs, such as cloud computing costs, associated with delivering streaming content over the internet. Other operations costs include customer service and payment processing fees, including those we pay to our integrated payment partners, as well as other costs incurred in making our content available to members.

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

Domestic Streaming Segment
Three months ended March 31, 2019 as compared to the three months ended March 31, 2018

	As of/ Three Months Ended		Change
	March 31, 2019	March 31, 2018	Q1'19 vs. Q1'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	60,229	55,087	5,142	9%
Paid net membership additions	1,743	2,277	(534)	(23)%
Average monthly revenue per paying membership	$11.64	$11.25	$0.39	3%
Free trials at end of period	1,563	1,618	(55)	(3)%

Contribution profit:
Revenues	$2,073,555	$1,820,019	$253,536	14%
Cost of revenues	1,139,535	936,480	203,055	22%
Marketing	221,046	250,719	(29,673)	(12)%
Contribution profit	712,974	632,820	80,154	13%
Contribution margin	34%	35%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services related to streaming content to our members in the United States. The 14% increase in our domestic streaming revenues was primarily due to the 10% growth in the average number of paid memberships, as well as a 3% increase in the average monthly revenue per paying membership, resulting from our price changes and a shift in the plan mix towards higher priced plans. Our standard plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $134 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $69 million primarily due to increases in expenses associated with the acquisition, licensing and production of streaming content.
Domestic marketing expenses decreased primarily due to a decrease in advertising, partially offset by an increase in personnel-related expenses, resulting from an increase in compensation for existing employees and growth in average headcount, as well as an increase in payments made to our marketing partners resulting from increased member growth.

International Streaming Segment
Three months ended March 31, 2019 as compared to the three months ended March 31, 2018

	As of/ Three Months Ended		Change
	March 31, 2019	March 31, 2018	Q1'19 vs. Q1'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	88,634	63,815	24,819	39%
Paid net membership additions	7,861	5,981	1,880	31%
Average monthly revenue per paying membership	$9.31	$9.77	$(0.46)	(5)%
Free trials at end of period	5,003	4,475	528	12%

Contribution profit:
Revenues	$2,366,749	$1,782,086	$584,663	33%
Cost of revenues	1,697,121	1,321,706	375,415	28%
Marketing	395,532	286,058	109,474	38%
Contribution profit	274,096	174,322	99,774	57%
Contribution margin	12%	10%

In the International streaming segment, we derive revenues from monthly membership fees for services related to streaming content to our members outside the United States. The 33% increase in our international revenues was due to the 39% growth in the average number of paid international memberships, partially offset by a 5% decrease in average monthly revenue per paying membership. The decrease in average monthly revenue per paying membership was due to unfavorable fluctuations in foreign exchange rates, partially offset by price changes and a shift in the plan mix towards higher priced plans. We estimate that international revenues in the first quarter of 2019 would have been approximately $228 million higher if foreign exchange rates had remained consistent with the foreign exchange rates from the first quarter of 2018 and accordingly average monthly revenue per paying membership would have increased by 5%. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations.
The increase in international cost of revenues was primarily due to a $242 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $133 million primarily due to increases in expenses associated with the acquisition, licensing and production of streaming content.
International marketing expenses increased primarily due to increased advertising, driven by increased investments in marketing of new original titles and an increase in personnel-related expenses, resulting from an increase in compensation for existing employees and growth in average headcount. Additionally payments made to our marketing partners increased as a result of international member growth.

Domestic DVD Segment
Three months ended March 31, 2019 as compared to the three months ended March 31, 2018

	As of/ Three Months Ended		Change
	March 31, 2019	March 31, 2018	Q1'19 vs. Q1'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	2,565	3,138	(573)	(18)%
Average monthly revenue per paying membership	$10.21	$10.18	$0.03	—%
Free trials at end of period	22	29	(7)	(24)%

Contribution profit:
Revenues	$80,688	$98,751	$(18,063)	(18)%
Cost of revenues	33,958	42,393	(8,435)	(20)%
Contribution profit	46,730	56,358	(9,628)	(17)%
Contribution margin	58%	57%

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

Three months ended March 31, 2019 as compared to the three months ended March 31, 2018

	Three Months Ended		Change
	March 31, 2019	March 31, 2018	Q1'19 vs. Q1'18
	(in thousands, except percentages)
Technology and development	$372,764	$282,310	$90,454	32%
As a percentage of revenues	8%	8%

The increase in technology and development expenses was primarily due to a $82 million increase in personnel-related costs resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service. In addition, third-party expenses, including costs for contractors and consultants, increased $9 million.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also includes professional fees and other general corporate expenses.

Three months ended March 31, 2019 as compared to the three months ended March 31, 2018

	Three Months Ended		Change
	March 31, 2019	March 31, 2018	Q1'19 vs. Q1'18
	(in thousands, except percentages)
General and administrative	$201,952	$134,612	$67,340	50%
As a percentage of revenues	4%	4%
General and administrative expenses increased primarily due to a $55 million increase in personnel-related costs resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third-party expenses, including costs for contractors and consultants, increased $10 million.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs.
Three months ended March 31, 2019 as compared to the three months ended March 31, 2018

	Three Months Ended		Change
	March 31, 2019	March 31, 2018	Q1'19 vs. Q1'18
	(in thousands, except percentages)
Interest expense	$(135,529)	$(81,219)	$(54,310)	(67)%
As a percentage of revenues	(3)%	(2)%

Interest expense primarily consisted of interest on our Notes of $133 million for the three months ended March 31, 2019. The increase in interest expense for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 is due to the increase in long-term debt.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.
Three months ended March 31, 2019 as compared to the three months ended March 31, 2018

	Three Months Ended		Change
	March 31, 2019	March 31, 2018	Q1'19 vs. Q1'18
	(in thousands, except percentages)
Interest and other income (expense)	$76,104	$(65,743)	$141,847	216%
As a percentage of revenues	2%	(2)%

Interest and other income (expense) increased in the three months ended March 31, 2019 primarily due to foreign exchange gains of $62 million, compared to losses of $72 million for the corresponding period in 2018. In the three months ended March 31, 2019, the foreign exchange gains were primarily driven by the $58 million gain from the remeasurement of our €2,400 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities. In the three months ended March 31, 2018, the foreign exchange loss was primarily driven by the $41 million loss from the remeasurement of our €1,300 million Senior Notes and the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities.

Provision for Income Taxes

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands, except percentages)
Provision for income taxes	$55,607	$9,492
Effective tax rate	14%	3%
In connection with the Tax Cuts and Jobs Act of 2017, on April 1, 2019, we simplified our corporate structure. We are currently assessing all tax impacts associated with this change and do not believe they will be material to the financial statements taken as a whole.

The effective tax rate for the three months ended March 31, 2019 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation, Federal and California research and development credits (“R&D”) and effects of the international tax provisions from US tax reform that became effective in 2018, partially offset by state taxes, foreign taxes, and non-deductible expenses.
The increase in our effective tax rate for the three months ended March 31, 2019, as compared to the same period in 2018 was primarily due to a lower benefit from the recognition of excess tax benefits of stock-based compensation, lower benefit on a percentage basis from Federal and California R&D credits, and additional expenses related to foreign taxes.

Liquidity and Capital Resources

	As of
	March 31, 2019	December 31, 2018
	(in thousands)
Cash, cash equivalents, and restricted cash	$3,370,097	3,812,041
Long-term debt	10,305,023	10,360,058

Cash, cash equivalents and restricted cash decreased $442 million in the three months ended March 31, 2019 primarily due to cash used in operations.
Long-term debt, net of debt issuance costs, decreased $55 million primarily due to the remeasurement of our euro-denominated notes. The amount of principal and interest due in the next twelve months is $536 million.  As of March 31, 2019, no amounts had been borrowed under the $750 million Revolving Credit Agreement. See Note 5 Long-term Debt in the accompanying notes to our consolidated financial statements. We anticipate continuing to finance our future capital needs in the debt market, as we continue to believe that our after-tax cost of debt is lower than our cost of equity. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Our primary uses of cash include the acquisition, licensing and production of content, streaming delivery, marketing programs and personnel-related costs. Cash payment terms for non-original content have historically been in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to continue to significantly increase our investments in global streaming content, particularly in original content, which will impact our liquidity and result in future negative net cash provided by (used in) operating activities and free cash flows for many years. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for at least the next twelve months.
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

Three months ended March 31, 2019 as compared to the three months ended March 31, 2018

	Three Months Ended
	March 31, 2019	March 31, 2018
	(in thousands)
Net cash used in operating activities	$(379,799)	$(236,757)
Net cash used in investing activities	(80,103)	(49,752)
Net cash provided by financing activities	22,972	56,014

Non-GAAP reconciliation of free cash flow:
Net cash used in operating activities	(379,799)	(236,757)
Acquisition of DVD content assets	(9,170)	(10,796)
Purchases of property and equipment	(60,381)	(37,170)
Change in other assets	(10,552)	(1,786)
Free cash flow	$(459,902)	$(286,509)

Net cash used in operating activities increased $143 million to $380 million for the three months ended March 31, 2019. The increased use of cash was primarily driven by the increase in investments in streaming content that require more upfront payments, partially offset by a $820 million or 22% increase in revenues. The payments for streaming content assets increased $404 million, from $2,608 million to $3,012 million, or 15%, as compared to the increase in the amortization of streaming content assets of $376 million, from $1,749 million to $2,125 million, or 21%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service, our international expansion and increased content production activities.
Net cash used in investing activities increased $30 million for the three months ended March 31, 2019, primarily due to the increase in purchases of property and equipment.
Net cash provided by financing activities decreased $33 million for the three months ended March 31, 2019, due to a decrease in the proceeds from the issuance of common stock.
Free cash flow was $804 million lower than net income for the three months ended March 31, 2019 primarily due to $888 million of cash payments for streaming content assets over streaming amortization expense and $17 million in other non-favorable working capital differences partially offset by $101 million of non-cash stock-based compensation expense.
Free cash flow was $577 million lower than net income for the three months ended March 31, 2018, primarily due to $859 million of cash payments for streaming content assets over streaming amortization expense partially offset by $68 million of non-cash stock-based compensation expense and $214 million of favorable other working capital differences.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of March 31, 2019. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of March 31, 2019:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$18,922,789	$8,888,491	$8,416,736	$1,480,670	$136,892
Debt (2)	14,768,151	535,960	2,245,272	1,328,564	10,658,355
Operating lease obligations (3)	1,724,867	152,540	258,447	303,881	1,009,999
Other purchase obligations (4)	710,437	432,297	243,833	34,307	—
Total	$36,126,244	$10,009,288	$11,164,288	$3,147,422	$11,805,246

(1)
As of March 31, 2019, streaming content obligations were comprised of $4.9 billion included in "Current content liabilities" and $3.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

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

(3)
See Note 4 to the consolidated financial statements for further details regarding leases. As of March 31, 2019, the Company has additional operating leases for real estate that have not yet commenced of $815 million which has been included above.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery and cloud computing costs, as well as other miscellaneous open purchase orders for which we have not received the related services or goods.

As of March 31, 2019, we had gross unrecognized tax benefits of $52 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the consolidated balance sheets.  At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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

Streaming Content (effective January 1, 2019)
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

We recognize content assets (licensed and produced) as "Non-current content assets, net" on the Consolidated Balance Sheet. For licenses, we capitalize the fee per title and record a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known and the title is accepted and available for streaming. For productions, we capitalize costs associated with the production, including development cost, direct costs and production overhead. Participations and residuals are expensed in line with the amortization of production costs.
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
Our business model is subscription based as opposed to a model generating revenues at a specific title level. Content assets (licensed and produced) are predominantly monetized as a group and therefore are reviewed at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. To date, we have not identified any such event or changes in circumstances. If such changes are identified in the future, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off.

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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of March 31, 2019, the valuation allowance of $139 million was related to foreign tax credits that we are not expected to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At March 31, 2019, our estimated gross unrecognized tax benefits were $52 million of which $49 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 8 to the consolidated financial statements for further information regarding income taxes.

Recent Accounting Pronouncements

The information set forth under Note 1 to the consolidated financial statements under the caption “Basis of Presentation and Summary of Significant Accounting Policies” is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018. Our exposure to market risk has not changed significantly since December 31, 2018.
Foreign Currency Risk
International revenues and cost of revenues account for 52% and 59%, respectively, of consolidated amounts for the three months ended March 31, 2019. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen, the Mexican Peso, the Argentine peso, and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit of our International streaming segment as expressed in U.S. dollars. In the three months ended March 31, 2019, we believe our international revenues would have been approximately $228 million higher had foreign currency exchange rates remained consistent with those in same period of 2018.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the three months ended March 31, 2019, we recognized a $62 million foreign exchange gain primarily due to the remeasurement of our Senior Notes denominated in euros, coupled with the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies of our European and U.S. entities.
In addition, the effect of exchange rate changes on cash and cash equivalents in the three months ended March 31, 2019 was a decrease of $5 million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 6 in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors as previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K, as amended by Form 10-K/A, for the year ended December 31, 2018.

Item 6.	Exhibits
(a) Exhibits:

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

10.1	First Amendment Agreement, dated as of March 29, 2019, among Netflix, Inc., the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	001-35727	10.1	April 1, 2019

3.1	Amended and Restated Bylaws	8-K	001-35727	3.1	April 3, 2019

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial information from Netflix, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 filed with the SEC on April 18, 2019, formatted in XBRL includes: (i) Consolidated Statements of Operations for the Three Months Ended March 31, 2019 and 2018, (ii) Consolidated Statements of Comprehensive Income for the Three Months Ended March 31, 2019 and 2018 (iii) Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, (iv) Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018 and (v) the Notes to the Consolidated Financial Statements.
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

NETFLIX, INC.
Dated:	April 18, 2019	By:	/s/ Reed Hastings
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated:	April 18, 2019	By:	/s/ Spencer Neumann
Spencer Neumann Chief Financial Officer (Principal financial and accounting officer)