Form 10-Q
period 2019-06-30
NETFLIX INC
filed 2019-07-19
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-35727

Netflix, Inc.
(Exact name of Registrant as specified in its charter)

Delaware			77-0467272
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

100 Winchester Circle,	Los Gatos,	California	95032
(Address of principal executive offices)			(Zip Code)
(408) 540-3700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	NFLX	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2019, there were 437,834,882 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenues	$4,923,116	$3,907,270	$9,444,108	$7,608,126
Cost of revenues	3,005,657	2,402,431	5,876,271	4,703,010
Marketing	603,150	592,007	1,219,728	1,128,784
Technology and development	383,233	299,095	755,997	581,405
General and administrative	224,657	151,524	426,609	286,136
Operating income	706,419	462,213	1,165,503	908,791
Other income (expense):
Interest expense	(152,033)	(101,605)	(287,562)	(182,824)
Interest and other income (expense)	(53,470)	68,028	22,634	2,285
Income before income taxes	500,916	428,636	900,575	728,252
Provision for income taxes	230,266	44,287	285,873	53,779
Net income	$270,650	$384,349	$614,702	$674,473

Earnings per share:
Basic	$0.62	$0.88	$1.41	$1.55
Diluted	$0.60	$0.85	$1.36	$1.50
Weighted-average common shares outstanding:
Basic	437,587	435,097	437,271	434,638
Diluted	452,195	451,552	452,063	450,958

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Net income	$270,650	$384,349	$614,702	$674,473
Other comprehensive income (loss):
Foreign currency translation adjustments	5,248	(16,691)	(770)	8,130
Comprehensive income	$275,898	$367,658	$613,932	$682,603

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Cash flows from operating activities:
Net income	$270,650	$384,349	$614,702	$674,473
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(3,325,103)	(3,033,721)	(6,322,849)	(6,020,468)
Change in streaming content liabilities	(12,414)	288,474	(27,112)	667,359
Amortization of streaming content assets	2,231,915	1,817,817	4,356,601	3,566,661
Amortization of DVD content assets	7,656	11,154	16,165	22,288
Depreciation and amortization of property, equipment and intangibles	25,496	19,736	49,057	38,777
Stock-based compensation expense	103,848	81,232	205,048	149,627
Other non-cash items	53,039	13,921	90,238	22,130
Foreign currency remeasurement loss (gain) on long-term debt	61,284	(85,410)	3,684	(44,330)
Deferred taxes	35,519	(9,539)	42,146	(31,588)
Changes in operating assets and liabilities:
Other current assets	(24,231)	(25,564)	(56,307)	(81,469)
Accounts payable	(2,674)	7,733	(127,141)	81,816
Accrued expenses and other liabilities	(26,705)	(52,851)	130,942	66,198
Deferred revenue	84,085	23,848	131,878	79,118
Other non-current assets and liabilities	(26,119)	40,582	(30,605)	54,412
Net cash used in operating activities	(543,754)	(518,239)	(923,553)	(754,996)
Cash flows from investing activities:
Acquisition of DVD content assets	(7,798)	(12,552)	(16,968)	(23,348)
Purchases of property and equipment	(39,584)	(27,323)	(99,965)	(64,493)
Change in other assets	(2,654)	(441)	(13,206)	(2,227)
Net cash used in investing activities	(50,036)	(40,316)	(130,139)	(90,068)
Cash flows from financing activities:
Proceeds from issuance of debt	2,243,196	1,900,000	2,243,196	1,900,000
Debt issuance costs	(18,192)	(16,992)	(18,192)	(16,992)
Proceeds from issuance of common stock	21,896	26,936	44,868	83,271
Other financing activities	—	(532)	—	(853)
Net cash provided by financing activities	2,246,900	1,909,412	2,269,872	1,965,426
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	4,998	(36,340)	(16)	(29,163)
Net increase in cash, cash equivalents, and restricted cash	1,658,108	1,314,517	1,216,164	1,091,199
Cash, cash equivalents and restricted cash at beginning of period	3,370,097	2,599,477	3,812,041	2,822,795
Cash, cash equivalents and restricted cash at end of period	$5,028,205	$3,913,994	$5,028,205	$3,913,994
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,004,247	$3,794,483
Current content assets, net	—	5,151,186
Other current assets	872,910	748,466
Total current assets	5,877,157	9,694,135
Non-current content assets, net	21,945,740	14,960,954
Property and equipment, net	452,399	418,281
Other non-current assets	1,896,043	901,030
Total assets	$30,171,339	$25,974,400
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,848,201	$4,686,019
Accounts payable	442,194	562,985
Accrued expenses and other liabilities	750,812	477,417
Deferred revenue	892,777	760,899
Total current liabilities	6,933,984	6,487,320
Non-current content liabilities	3,564,440	3,759,026
Long-term debt	12,594,135	10,360,058
Other non-current liabilities	973,232	129,231
Total liabilities	24,065,791	20,735,635
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at June 30, 2019 and December 31, 2018; 437,834,882 and 436,598,597 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	2,566,365	2,315,988
Accumulated other comprehensive loss	(20,352)	(19,582)
Retained earnings	3,559,535	2,942,359
Total stockholders’ equity	6,105,548	5,238,765
Total liabilities and stockholders’ equity	$30,171,339	$25,974,400

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Total stockholders' equity, beginning balances	$5,703,058	$4,020,730	$5,238,765	$3,581,956

Common stock and additional paid-in capital:
Beginning balances	$2,439,773	$1,995,225	$2,315,988	$1,871,396
Issuance of common stock upon exercise of options	22,744	26,980	45,329	82,414
Stock-based compensation expense	103,848	81,232	205,048	149,627
Ending balance	$2,566,365	$2,103,437	$2,566,365	$2,103,437

Accumulated other comprehensive income (loss):
Beginning balances	$(25,600)	$4,264	$(19,582)	$(20,557)
Other comprehensive income (loss)	5,248	(16,691)	(770)	8,130
Ending balance	$(20,352)	$(12,427)	$(20,352)	$(12,427)

Retained earnings:
Beginning balances	$3,288,885	$2,021,241	$2,942,359	$1,731,117
Net income	270,650	384,349	614,702	674,473
Adoption of ASU 2016-02, Leases (Topic 842)	—	—	2,474	—
Ending balances	$3,559,535	$2,405,590	$3,559,535	$2,405,590

Total stockholders' equity, ending balances	$6,105,548	$4,496,600	$6,105,548	$4,496,600

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

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands, except per share data)
Basic earnings per share:
Net income	$270,650	$384,349	$614,702	$674,473
Shares used in computation:
Weighted-average common shares outstanding	437,587	435,097	437,271	434,638
Basic earnings per share	$0.62	$0.88	$1.41	$1.55

Diluted earnings per share:
Net income	$270,650	$384,349	$614,702	$674,473
Shares used in computation:
Weighted-average common shares outstanding	437,587	435,097	437,271	434,638
Employee stock options	14,608	16,455	14,792	16,320
Weighted-average number of shares	452,195	451,552	452,063	450,958
Diluted earnings per share	$0.60	$0.85	$1.36	$1.50

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. These anti-dilutive stock options were immaterial for each period presented.

3. Cash, Cash Equivalents, and Restricted Cash

The following tables summarize the Company's cash, cash equivalents, and restricted cash as of June 30, 2019 and December 31, 2018:

	As of June 30, 2019
	Cash and cash equivalents	Non-current Assets	Total
	(in thousands)
Cash	$2,219,099	$22,645	$2,241,744
Level 1 securities:
Money market funds	2,285,148	1,313	2,286,461
Level 2 securities:
Foreign Time Deposits	500,000	—	500,000

	$5,004,247	$23,958	$5,028,205

	As of December 31, 2018
	Cash and cash equivalents	Non-current Assets	Total
	(in thousands)
Cash	$2,572,685	$16,260	$2,588,945
Level 1 securities:
Money market funds	1,221,798	1,298	1,223,096

	$3,794,483	$17,558	$3,812,041

Non-current assets include restricted cash related to letter of credit agreements and workers compensation deposits.
There were no material gross realized gains or losses in the three and six months ended June 30, 2019 and 2018, respectively.

4. Balance Sheet Components

Content Assets
Content assets consisted of the following:

	As of
	June 30, 2019	December 31, 2018
	(in thousands)
Licensed content, net	$14,597,283	$14,081,463

Produced content, net
Released, less amortization	3,117,549	2,403,896
In production	3,743,893	3,305,126
In development and pre-production	479,120	311,842
	7,340,562	6,020,864
DVD, net	7,895	9,813
Total	$21,945,740	$20,112,140

On average, over 90% of a licensed or produced streaming content asset is expected to be amortized within four years after its month of first availability.

As of June 30, 2019, approximately $5,604 million, $3,721 million, and $2,570 million of the $14,597 million unamortized cost of the licensed content is expected to be amortized in each of the next three years.
As of June 30, 2019, approximately $1,066 million, $864 million, and $631 million of the $3,118 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of June 30, 2019, the amount of accrued participations and residuals was not material.

The following table represents the amortization of streaming content assets:

	Three Months Ended
	June 30, 2019	June 30, 2018
	(in thousands)
Licensed content	$1,797,179	$1,581,536
Produced content	434,736	236,281
Total streaming content	$2,231,915	$1,817,817

	Six Months Ended
	June 30, 2019	June 30, 2018
	(in thousands)
Licensed content	$3,571,468	$3,138,960
Produced content	785,133	427,701
Total streaming content	$4,356,601	$3,566,661

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	June 30, 2019	December 31, 2018	Estimated Useful Lives
	(in thousands)
Leasehold improvements	304,189	282,028	Over life of lease
Information technology	239,241	224,296	3 years
Furniture and fixtures	76,588	63,667	3-15 years
Buildings	32,787	73,468	30 years
Corporate aircraft	104,985	62,560	8 years
DVD operations equipment	45,437	53,416	5 years
Machinery and equipment	4,398	1,692	3 years
Land	6,125	6,125
Capital work-in-progress	23,761	19,548
Property and equipment, gross	837,511	786,800
Less: Accumulated depreciation	(385,112)	(368,519)
Property and equipment, net	$452,399	$418,281

Leases
The Company has entered into operating leases primarily for real estate. These leases generally have terms which range from 1 year to 15 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 15 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in "Other non-current assets" on the Company's June 30, 2019 Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Company's June 30, 2019 Consolidated Balance Sheet.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets of approximately $743 million and lease liabilities for operating leases of approximately $813 million on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2019, total right-of-use assets and operating lease liabilities were approximately $1,008 million and $1,084 million, respectively. The Company has entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less. These leases are not recorded on the Company's balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended June 30, 2019, the Company recognized approximately $98 million in total lease costs, which was comprised of $48 million in operating lease costs for right-of-use assets and $50 million in short-term lease costs related to short-term operating leases. In the six months ended June 30, 2019, the Company recognized approximately $202 million in total lease costs, which was comprised of $91 million in operating lease costs for right-of-use assets and $111 million in short-term lease costs related to short-term operating leases.
Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.
Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
	(in thousands)
Cash paid for operating lease liabilities	$41,320	$78,973
Right-of-use assets obtained in exchange for new operating lease obligations (1)	230,499	1,072,894
(1) Six-month ended balance includes $743 million for operating leases existing on January 1, 2019.

As of
June 30, 2019

Weighted-average remaining lease term	8.5 years
Weighted-average discount rate	5.4%

Maturities of lease liabilities as of June 30, 2019 were as follows (in thousands):

Due in 12 month period ended June 30,
2020	$185,631
2021	172,295
2022	168,560
2023	147,740
2024	137,937
Thereafter	572,524
1,384,687
Less imputed interest	(300,705)
Total lease liabilities	1,083,982

Current operating lease liabilities	137,662
Non-current operating lease liabilities	946,320
Total lease liabilities	$1,083,982

The Company has additional operating leases for real estate of $1,185 million which have not commenced as of June 30, 2019, and as such, have not been recognized on the Company's Consolidated Balance Sheet. These operating leases are expected to commence between 2019 and 2020 with lease terms between 2 years and 15 years.

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
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift and other prepaid memberships that have not been fully redeemed. As of June 30, 2019, total deferred revenue was $893 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $132 million increase in deferred revenue as compared to the year ended December 31, 2018 is a result of the increase in membership fees billed due to increased members and average monthly revenue per paying member.

Other Current Assets
Other current assets consisted of the following:

	As of
	June 30, 2019	December 31, 2018
	(in thousands)
Trade receivables	$492,034	$362,712
Prepaid expenses	184,039	178,833
Other	196,837	206,921
Total other current assets	$872,910	$748,466

5. Long-term Debt
As of June 30, 2019, the Company had aggregate outstanding long-term notes of $12,594 million, net of $102 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding long-term notes is denominated in foreign currency (comprised of €3,600 million) and is remeasured into U.S. dollars at each balance sheet date.
The following table provides a summary of the Company's outstanding long-term debt and the fair values based on quoted market prices in less active markets as of June 30, 2019 and December 31, 2018:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Payment Dates	June 30, 2019	December 31, 2018
	(in millions)				(in millions)
5.375% Senior Notes	$500	February 2013	February 2021	February and August	$519	$509
5.500% Senior Notes	700	February 2015	February 2022	April and October	738	706
5.750% Senior Notes	400	February 2014	March 2024	March and September	435	407
5.875% Senior Notes	800	February 2015	February 2025	April and October	883	812
4.375% Senior Notes	1,000	October 2016	November 2026	May and November	1,025	915
3.625% Senior Notes (1)	1,479	May 2017	May 2027	May and November	1,620	1,446
4.875% Senior Notes	1,600	October 2017	April 2028	April and October	1,656	1,464
5.875% Senior Notes	1,900	April 2018	November 2028	May and November	2,109	1,851
4.625% Senior Notes (2)	1,252	October 2018	May 2029	May and November	1,424	1,241
6.375% Senior Notes	800	October 2018	May 2029	May and November	910	797
3.875% Senior Notes (3)	1,365	April 2019	November 2029	June and December	1,482	—
5.375% Senior Notes	900	April 2019	November 2029	June and December	959	—
	$12,696

(1) Debt is denominated in euro with a €1,300 million principal amount. Total proceeds were $1,421 million.
(2) Debt is denominated in euro with a €1,100 million principal amount. Total proceeds were $1,262 million.
(3) Debt is denominated in euro with a €1,200 million principal amount. Total proceeds were $1,343 million.
The expected timing of principal and interest payments for these Notes are as follows:

	As of
	June 30, 2019	December 31, 2018
	(in thousands)
Less than one year	$645,479	$538,384
Due after one year and through three years	2,431,782	1,550,581
Due after three years and through five years	1,534,324	1,646,101
Due after five years	13,297,541	11,138,129
Total debt obligations	$17,909,126	$14,873,195

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of June 30, 2019 and December 31, 2018, the Company was in compliance with all related covenants.

Revolving Credit Facility
In July 2017, the Company entered into a $500 million unsecured revolving credit facility (“Revolving Credit Agreement”), with an uncommitted incremental facility to increase the amount of the revolving credit facility by up to an additional $250 million, subject to certain terms and conditions. On March 29, 2019, the agreement was amended to extend the maturity date from July 27, 2022 to March 29, 2024 and to increase the size of the credit facility to $750 million, without impacting the existing uncommitted incremental facility. Revolving loans may be borrowed, repaid and reborrowed until March 29, 2024, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of June 30, 2019, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at a rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of June 30, 2019 and December 31, 2018, the Company was in compliance with all related covenants.

6. Commitments and Contingencies

Streaming Content
As of June 30, 2019, the Company had $18.5 billion of obligations comprised of $4.8 billion included in "Current content liabilities" and $3.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.1 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2018, the Company had $19.3 billion of obligations comprised of $4.7 billion included in "Current content liabilities" and $3.8 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	June 30, 2019	December 31, 2018
	(in thousands)
Less than one year	$8,741,623	$8,611,398
Due after one year and through three years	8,282,265	8,841,561
Due after three years and through five years	1,341,448	1,684,582
Due after five years	137,481	148,334
Total streaming content obligations	$18,502,817	$19,285,875

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

7. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of June 30, 2019, approximately 7 million shares were reserved for future grants under the 2011 Stock Plan.
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2018	8,699,941	20,479,278	$89.61
Granted	(1,200,996)	1,200,996	339.01
Exercised	—	(1,236,285)	36.67
Expired	—	(21)	4.27
Balances as of June 30, 2019	7,498,945	20,443,968	$107.46	5.62	$5,320,942
Vested and exercisable as of June 30, 2019		20,443,968	$107.46	5.62	$5,320,942

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the second quarter of 2019. This amount changes based on the fair market value of the Company’s common stock.

A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands)
Total intrinsic value of options exercised	$212,932	$246,795	$393,774	$524,705
Cash received from options exercised	21,896	26,936	44,868	83,271

Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Dividend yield	—%	—%	—%	—%
Expected volatility	39%	42%	39% - 41%	40% - 42%
Risk-free interest rate	2.50%	2.90%	2.50% - 2.74%	2.61% - 2.90%
Suboptimal exercise factor	3.16	2.93	3.07 - 3.16	2.80 - 2.93
Weighted-average fair value (per share)	$179	$161	$171	$142
Total stock-based compensation expense (in thousands)	$103,848	$81,232	$205,048	$149,627
Total income tax impact on provision (in thousands)	$24,845	$16,889	$46,473	$31,580

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

8. Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands, except percentages)
Provision for income taxes	$230,266	$44,287	$285,873	$53,779
Effective tax rate	46%	10%	32%	7%

In connection with the Tax Cuts and Job Act of 2017 the Company simplified its global corporate structure, effective April 1, 2019. The tax impacts of such simplifications were not material to the financial statements taken as a whole.
The effective tax rates for the three and six months ended June 30, 2019 differed from the Federal statutory rate primarily due to changes from the global corporate structure simplification, state taxes, foreign taxes, non-deductible expenses, and the international provisions of U.S. tax reform that became effective in 2018, partially offset by the recognition of excess tax benefits of stock-based compensation, and Federal and California research and development credits (“R&D”). The effective tax rates for the three and six months ended June 30, 2018 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation and Federal and California R&D credits, partially offset by state taxes, foreign taxes, non-deductible expenses, and effects of the international tax provisions from U.S. tax reform that became effective in 2018.
The increase in effective tax rates for the three and six months ended June 30, 2019, as compared to the same period in 2018 was primarily due to changes from the global corporate structure simplification, a lower benefit from the recognition of excess tax benefits of stock-

based compensation, lower benefit on a percentage basis from Federal and California R&D credits, and additional expenses related to the international provisions of U.S. tax reform that became effective in 2018. For the three and six months ended June 30, 2019, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $46 million and $87 million, respectively, compared to the three months and six months ended June 30, 2018 of $57 million and $117 million, respectively.
Gross unrecognized tax benefits were $58 million and $48 million as of June 30, 2019 and December 31, 2018, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $54 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of June 30, 2019, gross unrecognized tax benefits of $17 million were classified as “Other non-current liabilities” and $41 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for income taxes” were not material in any of the periods presented.
Deferred tax assets of $522 million and $564 million were classified as “Other non-current assets” on the Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The Company has a valuation allowance of $126 million and $125 million as of June 30, 2019 and December 31, 2018, respectively. The valuation allowance is primarily related to certain foreign tax credits that are not likely to be realized.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for 2016 and 2017 and by the state of California for 2014 and 2015. The 2009 through 2017 state tax returns are subject to examination by state tax authorities. The Company is also currently under examination in the UK for 2015 through 2017. The Company has no other significant foreign jurisdiction audits underway. The years 2014 through 2018 remain subject to examination by foreign tax authorities.
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

9. Segment Information
Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. As markets within the Company's International streaming segment become profitable, the CODM increasingly focuses on the Company's global operating margin as a measure of profitability. As of the second quarter of 2019, the Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD. The Company’s CODM reviews revenues and contribution profit (loss) for each of the reportable segments. Contribution profit (loss) is defined as revenues less cost of revenues and marketing expenses incurred by the segment. The Company has aggregated the results of the International operating segments into one reportable segment because these operating segments share similar long-term economic and other qualitative characteristics.
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

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of June 30, 2019, were located as follows:

	As of
	June 30, 2019	December 31, 2018
	(in thousands)
United States	$1,276,044	$381,947
International	184,646	36,334

The following tables represent segment information for the three and six months ended June 30, 2019:

	As of/ Three Months Ended June 30, 2019
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period (1)	60,103	91,459	2,411
Total paid net membership additions (losses) (1)	(126)	2,825	(154)
Total free trials at end of period	1,575	4,481	17
Revenues	$2,299,189	$2,547,727	$76,200	$4,923,116
Cost of revenues	1,196,420	1,778,890	30,347	3,005,657
Marketing	250,606	352,544	—	603,150
Contribution profit	$852,163	$416,293	$45,853	$1,314,309
Other operating expenses				607,890
Operating income				706,419
Other income (expense)				(205,503)
Provision for income taxes				230,266
Net income				$270,650

	As of/ Six Months Ended June 30, 2019
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period (1)	60,103	91,459	2,411
Total paid net membership additions (losses) (1)	1,617	10,686	(295)
Total free trials at end of period	1,575	4,481	17
Revenues	$4,372,744	$4,914,476	$156,888	$9,444,108
Cost of revenues	2,335,955	3,476,011	64,305	5,876,271
Marketing	471,652	748,076	—	1,219,728
Contribution profit	$1,565,137	$690,389	$92,583	$2,348,109
Other operating expenses				1,182,606
Operating income				1,165,503
Other income (expense)				(264,928)
Provision for income taxes				285,873
Net income				$614,702

The following tables represent segment information for the three and six months ended June 30, 2018:

	As of/ Three Months Ended June 30, 2018
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period (1)	55,959	68,395	2,971
Total paid net membership additions (losses) (1)	872	4,580	(167)
Total free trials at end of period	1,420	4,367	28
Revenues	$1,893,222	$1,921,144	$92,904	$3,907,270
Cost of revenues	969,995	1,392,512	39,924	2,402,431
Marketing	251,298	340,709	—	592,007
Contribution profit	$671,929	$187,923	$52,980	$912,832
Other operating expenses				450,619
Operating income				462,213
Other income (expense)				(33,577)
Provision for income taxes				44,287
Net income				$384,349

	As of/ Six Months Ended June 30, 2018
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period (1)	55,959	68,395	2,971
Total paid net membership additions (losses) (1)	3,149	10,561	(359)
Total free trials at end of period	1,420	4,367	28
Revenues	$3,713,241	$3,703,230	$191,655	$7,608,126
Cost of revenues	1,906,475	2,714,218	82,317	4,703,010
Marketing	502,017	626,767	—	1,128,784
Contribution profit	$1,304,749	$362,245	$109,338	$1,776,332
Other operating expenses				867,541
Operating income				908,791
Other income (expense)				(180,539)
Provision for income taxes				53,779
Net income				$674,473

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

The following table represents the amortization of content assets:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Three months ended June 30,
2019	$916,494	$1,315,421	$7,656	$2,239,571
2018	751,947	1,065,870	11,154	1,828,971
Six months ended June 30,
2019	1,780,805	2,575,796	16,165	4,372,766
2018	1,482,219	2,084,442	22,288	3,588,949

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
We are the world’s leading internet entertainment service with over 151 million paid streaming memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, over two million members in the U.S. subscribe to our legacy DVD-by-mail service.
We are a pioneer in the internet delivery of TV series and films, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for internet-connected screens and have added increasing amounts of content that enable consumers to enjoy TV series and films directly on their internet-connected screens. As a result of these efforts, we have experienced growing consumer acceptance of, and interest in, the delivery of TV series and films directly over the internet. Historically, the first and fourth quarters (October through March) represent our greatest membership growth across our Domestic and International streaming segments. Our membership growth can sometimes be impacted by the release of certain high-profile original content. Within our International streaming segment, we expect each market to demonstrate more predictable seasonal patterns as our service offering in each market becomes more established and we have a longer history to assess such patterns.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	June 30, 2019	June 30, 2018	Q2'19 vs. Q2'18
	(in thousands, except revenue per membership and percentages)
Global Streaming Memberships:
Paid memberships at end of period	151,562	124,354	27,208	22%
Paid net membership additions (losses)	2,699	5,452	(2,753)	(50)%
Average monthly revenue per paying membership	$10.76	$10.45	$0.31	3%
Free trials at end of period	6,056	5,787	269	5%

Financial Results:
Revenues	4,923,116	3,907,270	$1,015,846	26%
Operating income	706,419	462,213	244,206	53%
Operating margin	14.3%	11.8%	2.5%	21%
Net income	270,650	384,349	(113,699)	(30)%

Consolidated revenues for the three months ended June 30, 2019 increased 26%, including an increase of 21% and 33% in revenues in the Domestic streaming and International streaming segments, respectively, as compared to the three months ended June 30, 2018. International revenues accounted for 53% of total streaming revenue for the three months ended June 30, 2019 as compared to 50% of total streaming revenue for the three months ended June 30, 2018. The increase in consolidated revenues was primarily driven by the growth in the average number of paid streaming memberships globally, the majority of which was growth in our international memberships. Average paid international streaming memberships accounted for 60% of total average paid streaming memberships as of June 30, 2019, as compared to 54% of total average paid streaming memberships for the same period in 2018. In addition, the average monthly revenue per paying streaming membership increased by 3% primarily due to price changes and a shift in the plan mix towards higher priced plans. The growth in paid net membership additions has been less volatile when compared to growth in total net membership additions as a result of free trial variability. We therefore believe paid memberships is a more reliable indicator of revenue growth than total memberships.
The increase in operating margin is due primarily to increased revenues partially offset by increased content expenses as we continue to acquire, license and produce content, including more Netflix originals, as well as increased headcount costs to support continued improvements in our streaming service, our international expansion, and our growing content production activities.
We offer three main types of streaming membership plans. Our “basic” plan includes access to standard definition quality streaming on a single screen at a time. Our “standard” plan is our most popular streaming plan and includes access to high definition quality streaming on two screens concurrently. Our “premium” plan includes access to high definition and ultra-high definition quality content on four screens concurrently. As of June 30, 2019, pricing on our plans ranged in the U.S. from $8.99 to $15.99 per month and internationally from the U.S. dollar equivalent of approximately $3 to $22 per month. We expect that from time to time the prices of our membership plans in each country may increase and we may occasionally test other plan and price variations.
The following represents the key elements to our segment results of operations:

•
As markets within our International streaming segment become profitable, we increasingly focus on our global operating profit margin target as a measure of profitability. We define contribution profit as revenues less cost of revenues and marketing expenses incurred by the segment. This represents each segment's performance before global corporate costs.

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

Domestic Streaming Segment
Three months ended June 30, 2019 as compared to the three months ended June 30, 2018

	As of/ Three Months Ended		Change
	June 30, 2019	June 30, 2018	Q2'19 vs. Q2'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	60,103	55,959	4,144	7%
Paid net membership additions (losses)	(126)	872	(998)	(114)%
Average monthly revenue per paying membership	12.74	$11.37	$1.37	12%
Free trials at end of period	1,575	1,420	155	11%

Contribution profit:
Revenues	2,299,189	1,893,222	$405,967	21%
Cost of revenues	1,196,420	969,995	226,425	23%
Marketing	250,606	251,298	(692)	—%
Contribution profit	852,163	671,929	180,234	27%
Contribution margin	37%	35%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services related to streaming content to our members in the United States. The 21% increase in our domestic streaming revenues was primarily due to the 8% growth in the average number of paid memberships, as well as a 12% increase in the average monthly revenue per paying membership, resulting from our price changes and a shift in the plan mix towards higher priced plans. Our standard plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $165 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $61 million primarily due to increases in expenses associated with the acquisition, licensing and production of streaming content.
Domestic marketing expenses remained relatively flat as compared to the corresponding period in 2018.

Six months ended June 30, 2019 as compared to the six months ended June 30, 2018

	As of/ Six Months Ended		Change
	June 30, 2019	June 30, 2018	YTD'19 vs. YTD'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	60,103	55,959	4,144	7%
Paid net membership additions (losses)	1,617	3,149	(1,532)	(49)%
Average monthly revenue per paying membership	$12.19	$11.31	$0.88	8%
Free trials at end of period	1,575	1,420	155	11%

Contribution profit:
Revenues	$4,372,744	$3,713,241	$659,503	18%
Cost of revenues	2,335,955	1,906,475	429,480	23%
Marketing	471,652	502,017	(30,365)	(6)%
Contribution profit	1,565,137	1,304,749	260,388	20%
Contribution margin	36%	35%
The 18% increase in our domestic streaming revenues was primarily due to the 9% growth in the average number of paid memberships, as well as an 8% increase in average monthly revenue per paying membership, resulting from our price changes and a shift in the plan mix towards higher priced plans.
The increase in domestic streaming cost of revenues was primarily due to a $299 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $130 million primarily due to increases in expenses associated with the acquisition, licensing and production of streaming content.
Domestic marketing expenses decreased primarily due to a decrease in advertising, partially offset by an increase in personnel-related expenses, resulting from an increase in compensation for existing employees and growth in average headcount, as well as an increase in payments made to our marketing partners resulting from increased member growth.

International Streaming Segment
Three months ended June 30, 2019 as compared to the three months ended June 30, 2018

	As of/ Three Months Ended		Change
	June 30, 2019	June 30, 2018	Q2'19 vs. Q2'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	91,459	68,395	23,064	34%
Paid net membership additions	2,825	4,580	(1,755)	(38)%
Average monthly revenue per paying membership	$9.43	$9.69	$(0.26)	(3)%
Free trials at end of period	4,481	4,367	114	3%

Contribution profit:
Revenues	$2,547,727	$1,921,144	$626,583	33%
Cost of revenues	1,778,890	1,392,512	386,378	28%
Marketing	352,544	340,709	11,835	3%
Contribution profit	416,293	187,923	228,370	122%
Contribution margin	16%	10%

In the International streaming segment, we derive revenues from monthly membership fees for services related to streaming content to our members outside the United States. The 33% increase in our international revenues was due to the 36% growth in the average number of paid international memberships, partially offset by a 3% decrease in average monthly revenue per paying membership. The decrease in average monthly revenue per paying membership was due to unfavorable fluctuations in foreign exchange rates, partially offset by price changes and a shift in the plan mix towards higher priced plans. We estimate that international revenues in the second quarter of 2019 would have been approximately $265 million higher if foreign exchange rates had remained consistent with the foreign exchange rates from the second quarter of 2018 and accordingly average monthly revenue per paying membership would have increased by 7%. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations.
The increase in international cost of revenues was primarily due to a $250 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $136 million primarily due to increases in expenses associated with the acquisition, licensing and production of streaming content.
International marketing expenses increased primarily due to an increase in personnel-related expenses, resulting from an increase in compensation for existing employees and growth in average headcount, as well as an increase in payments made to our marketing partners as a result of international member growth, partially offset by decreased advertising.

Six months ended June 30, 2019 as compared to the six months ended June 30, 2018

	As of/ Six Months Ended		Change
	June 30, 2019	June 30, 2018	YTD'19 vs. YTD'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	91,459	68,395	23,064	34%
Paid net membership additions	10,686	10,561	125	1%
Average monthly revenue per paying membership	$9.37	$9.73	$(0.36)	(4)%
Free trials at end of period	4,481	4,367	114	3%

Contribution profit:
Revenues	$4,914,476	3,703,230	$1,211,246	33%
Cost of revenues	3,476,011	2,714,218	761,793	28%
Marketing	748,076	626,767	121,309	19%
Contribution profit	690,389	362,245	328,144	91%
Contribution margin	14%	10%
The 33% increase in our international revenues was due to the 38% growth in our average number of paid international memberships, partially offset by a 4% decrease in the average monthly revenue per paying membership. The decrease in the average monthly revenue per paying membership was due to unfavorable fluctuations in foreign exchange rates, partially offset by price changes and a shift in the plan mix towards higher priced plans. We estimate that international revenues in the six months ended June 30, 2019 would have been approximately $493 million higher if foreign exchange rates had remained consistent with the foreign exchange rates for the six months ended June 30, 2018.
The increase in international cost of revenues was primarily due to a $491 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $271 million primarily due to increases in expenses associated with the acquisition, licensing and production of streaming content.
International marketing expenses for the six months ended June 30, 2019 increased primarily due to an increase in personnel-related expenses, resulting from an increase in compensation for existing employees and growth in average headcount, as well as increased advertising and payments to our partners.

Domestic DVD Segment
Three months ended June 30, 2019 as compared to the three months ended June 30, 2018

	As of/ Three Months Ended		Change
	June 30, 2019	June 30, 2018	Q2'19 vs. Q2'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	2,411	2,971	(560)	(19)%
Average monthly revenue per paying membership	$10.21	$10.14	$0.07	1%
Free trials at end of period	17	28	(11)	(39)%

Contribution profit:
Revenues	$76,200	92,904	$(16,704)	(18)%
Cost of revenues	30,347	39,924	(9,577)	(24)%
Contribution profit	45,853	52,980	(7,127)	(13)%
Contribution margin	60%	57%

Six months ended June 30, 2019 as compared to the six months ended June 30, 2018

	As of/ Six Months Ended		Change
	June 30, 2019	June 30, 2018	YTD'19 vs. YTD'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	2,411	2,971	(560)	(19)%
Average monthly revenue per paying membership	$10.21	$10.16	$0.05	—%
Free trials at end of period	17	28	(11)	(39)%

Contribution profit:
Revenues	$156,888	$191,655	$(34,767)	(18)%
Cost of revenues	64,305	82,317	(18,012)	(22)%
Contribution profit	92,583	109,338	(16,755)	(15)%
Contribution margin	59%	57%

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

Three months ended June 30, 2019 as compared to the three months ended June 30, 2018

	Three Months Ended		Change
	June 30, 2019	June 30, 2018	Q2'19 vs. Q2'18
	(in thousands, except percentages)
Technology and development	$383,233	$299,095	$84,138	28%
As a percentage of revenues	8%	8%

The increase in technology and development expenses was primarily due to a $81 million increase in personnel-related costs resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service.

Six months ended June 30, 2019 as compared to the six months ended June 30, 2018

	Six Months Ended		Change
	June 30, 2019	June 30, 2018	YTD'19 vs. YTD'18
	(in thousands, except percentages)
Technology and development	$755,997	$581,405	$174,592	30%
As a percentage of revenues	8%	8%

The increase in technology and development expenses was primarily due to a $164 million increase in personnel-related costs resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

Three months ended June 30, 2019 as compared to the three months ended June 30, 2018

	Three Months Ended		Change
	June 30, 2019	June 30, 2018	Q2'19 vs. Q2'18
	(in thousands, except percentages)
General and administrative	$224,657	$151,524	$73,133	48%
As a percentage of revenues	5%	4%

General and administrative expenses increased primarily due to a $57 million increase in personnel-related costs resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third-party expenses, including costs for contractors and consultants, increased $12 million.

Six months ended June 30, 2019 as compared to the six months ended June 30, 2018

	Six Months Ended		Change
	June 30, 2019	June 30, 2018	YTD'19 vs. YTD'18
	(in thousands, except percentages)
General and administrative	$426,609	$286,136	$140,473	49%
As a percentage of revenues	5%	4%

General and administrative expenses increased primarily due to a $112 million increase in personnel-related costs resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third-party expenses, including costs for contractors and consultants, increased $23 million.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs.
Three months ended June 30, 2019 as compared to the three months ended June 30, 2018

	Three Months Ended		Change
	June 30, 2019	June 30, 2018	Q2'19 vs. Q2'18
	(in thousands, except percentages)
Interest expense	$(152,033)	$(101,605)	$(50,428)	(50)%
As a percentage of revenues	(3)%	(3)%

Six months ended June 30, 2019 as compared to the six months ended June 30, 2018

	Six Months Ended		Change
	June 30, 2019	June 30, 2018	YTD'19 vs. YTD'18
	(in thousands, except percentages)
Interest expense	$(287,562)	$(182,824)	$(104,738)	(57)%
As a percentage of revenues	(3)%	(2)%

Interest expense primarily consisted of interest on our Notes of $149 million and $282 million for the three and six months ended June 30, 2019, respectively. The increase in interest expense for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 was due to the increase in long-term debt.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.
Three months ended June 30, 2019 as compared to the three months ended June 30, 2018

	Three Months Ended		Change
	June 30, 2019	June 30, 2018	Q2'19 vs. Q2'18
	(in thousands, except percentages)
Interest and other income (expense)	$(53,470)	$68,028	$(121,498)	(179)%
As a percentage of revenues	(1)%	2%

Six months ended June 30, 2019 as compared to the six months ended June 30, 2018

	Six Months Ended		Change
	June 30, 2019	June 30, 2018	YTD'19 vs. YTD'18
(in thousands, except percentages)
Interest and other income (expense)	$22,634	$2,285	$20,349	891%
As a percentage of revenues	—%	—%

Interest and other income (expense) decreased in the three months ended June 30, 2019 primarily due to foreign exchange losses of $72 million, compared to gains of $58 million for the corresponding period in 2018. Interest and other income (expense) increased in the six months ended June 30, 2019 primarily due to foreign exchange losses of $9 million, compared to losses of $14 million for the corresponding period in 2018. In the three and six months ended June 30, 2019, the foreign exchange losses were primarily driven by the losses of $61 million and $4 million, respectively, from the remeasurement of our €3,600 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities. In the three and six months ended June 30, 2018, the foreign exchange gains were primarily driven by gains of $85 million and $44 million, respectively, from the remeasurement of our €1,300 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
	(in thousands, except percentages)
Provision for income taxes	$230,266	$44,287	$285,873	$53,779
Effective tax rate	46%	10%	32%	7%
In connection with the Tax Cuts and Jobs Act of 2017 we simplified our global corporate structure, effective April 1, 2019. The tax impacts of such simplifications were not material to the financial statements taken as a whole.
The effective tax rates for the three and six months ended June 30, 2019 differed from the Federal statutory rate primarily due to changes from the global corporate structure simplification, state taxes, foreign taxes, non-deductible expenses, and the international provisions of U.S. tax reform that became effective in 2018, partially offset by the recognition of excess tax benefits of stock-based compensation and Federal and California research and development credits (“R&D”).
The increase in our effective tax rates for the three and six months ended June 30, 2019, as compared to the same period in 2018 was primarily due to changes from the global corporate structure simplification, a lower benefit from the recognition of excess tax benefits of stock-based compensation, lower benefit on a percentage basis from Federal and California R&D credits, and additional expenses related to the international provisions of U.S. tax reform that became effective in 2018.

Liquidity and Capital Resources

	As of
	June 30, 2019	December 31, 2018
	(in thousands)
Cash, cash equivalents, and restricted cash	$5,028,205	3,812,041
Long-term debt	12,594,135	10,360,058

Cash, cash equivalents and restricted cash increased $1,216 million in the six months ended June 30, 2019 primarily due to the issuance of debt, partially offset by cash used in operations.
Long-term debt, net of debt issuance costs, increased $2,234 million due to the issuance of debt in April 2019 coupled with the remeasurement of our euro-denominated notes. The amount of principal and interest due in the next twelve months is $645 million.  As of June 30, 2019, no amounts had been borrowed under the $750 million Revolving Credit Agreement. See Note 5 Long-term Debt in the accompanying notes to our consolidated financial statements. We anticipate continuing to finance our future capital needs in the debt market, as we continue to believe that our after-tax cost of debt is lower than our cost of equity. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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
Three months ended June 30, 2019 as compared to the three months ended June 30, 2018

	Three Months Ended
	June 30, 2019	June 30, 2018
	(in thousands)
Net cash used in operating activities	$(543,754)	$(518,239)
Net cash used in investing activities	(50,036)	(40,316)
Net cash provided by financing activities	2,246,900	1,909,412

Non-GAAP reconciliation of free cash flow:
Net cash used in operating activities	(543,754)	(518,239)
Acquisition of DVD content assets	(7,798)	(12,552)
Purchases of property and equipment	(39,584)	(27,323)
Change in other assets	(2,654)	(441)
Free cash flow	$(593,790)	$(558,555)

Net cash used in operating activities increased $26 million to $544 million for the three months ended June 30, 2019. The increased use of cash was primarily driven by the increase in investments in streaming content that require more upfront payments, partially offset by a $1,016 million or 26% increase in revenues. The payments for streaming content assets increased $593 million, from $2,745 million to $3,338 million, or 22%, as compared to the increase in the amortization of streaming content assets of $414 million, from $1,818 million to $2,232 million, or 23%. In addition, we had increased payments associated with higher operating expenses, interest on long-term debt, and income taxes.
Net cash used in investing activities increased $10 million for the three months ended June 30, 2019, primarily due to the increase in purchases of property and equipment.
Net cash provided by financing activities increased $337 million for the three months ended June 30, 2019, due to an increase in the proceeds from the issuance of debt from $1,883 million, net of $17 million issuance costs in the three months ended June 30, 2018, to $2,225 million, net of $18 million issuance costs in the three months ended June 30, 2019.
Free cash flow was $864 million lower than net income for the three months ended June 30, 2019 primarily due to $1,106 million of cash payments for streaming content assets over streaming amortization expense partially offset by $138 million favorable working capital differences and $104 million of non-cash stock-based compensation expense.
Free cash flow was $943 million lower than net income for the three months ended June 30, 2018, primarily due to $927 million of cash payments for streaming content assets over streaming amortization expense and $97 million in other non-favorable working capital differences partially offset by $81 million of non-cash stock-based compensation expense.

Six months ended June 30, 2019 as compared to the six months ended June 30, 2018

	Six Months Ended
	June 30, 2019	June 30, 2018
	(in thousands)
Net cash used in operating activities	$(923,553)	$(754,996)
Net cash provided (used in) by investing activities	(130,139)	(90,068)
Net cash provided by financing activities	2,269,872	1,965,426

Non-GAAP reconciliation of free cash flow:
Net cash used in operating activities	(923,553)	(754,996)
Acquisition of DVD content assets	(16,968)	(23,348)
Purchases of property and equipment	(99,965)	(64,493)
Change in other assets	(13,206)	(2,227)
Free cash flow	$(1,053,692)	$(845,064)

Net cash used in operating activities increased $169 million to $924 million for the six months ended June 30, 2019. The increased use of cash was primarily driven by the increase in investments in streaming content that require more upfront payments partially offset by a $1,836 million or 24% increase in revenues. The payments for streaming content assets increased $997 million, from $5,353 million to $6,350 million, or 19% as compared to the increase in the amortization of streaming content assets of $790 million, from $3,567 million to $4,357 million, or 22%. In addition, we had increased payments associated with higher operating expenses, interest on long-term debt, and income taxes.
Net cash used in investing activities increased $40 million for the six months ended June 30, 2019, primarily due to the increase in purchases of property and equipment.
Net cash provided by financing activities increased $304 million in the six months ended June 30, 2019, due to an increase in the proceeds from the issuance of debt from $1,883 million, net of $17 million issuance costs in the six months ended June 30, 2018, to $2,225 million, net of $18 million issuance costs in the six months ended June 30, 2019.
Free cash flow was $1,668 million lower than net income for the six months ended June 30, 2019 primarily due to $1,993 million of cash payments for streaming content assets over streaming amortization expense partially offset by $120 million favorable other working capital differences and $205 million of non-cash stock-based compensation expenses.
Free cash flow was $1,520 million lower than net income for the six months ended June 30, 2018, primarily due to $1,786 million of cash payments for streaming content assets over streaming amortization expense partially offset by $116 million favorable other working capital differences and $150 million of non-cash stock-based compensation expenses.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of June 30, 2019. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of June 30, 2019:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$18,502,817	$8,741,623	$8,282,265	$1,341,448	$137,481
Debt (2)	17,909,126	645,479	2,431,782	1,534,324	13,297,541
Operating lease obligations (3)	2,287,249	198,249	396,268	419,690	1,273,042
Other purchase obligations (4)	928,549	668,126	215,594	44,829	—
Total	$39,627,741	$10,253,477	$11,325,909	$3,340,291	$14,708,064

(1)
As of June 30, 2019, streaming content obligations were comprised of $4.8 billion included in "Current content liabilities" and $3.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.1 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

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

(3)
See Note 4 to the consolidated financial statements for further details regarding leases. As of June 30, 2019, the Company has additional operating leases for real estate that have not yet commenced of $1,185 million which has been included above.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery and cloud computing costs, as well as other miscellaneous open purchase orders for which we have not received the related services or goods.

As of June 30, 2019, we had gross unrecognized tax benefits of $58 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets.  At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of June 30, 2019, the valuation allowance of $126 million was related to foreign tax credits that we are not expected to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At June 30, 2019, our estimated gross unrecognized tax benefits were $58 million of which $54 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 8 to the consolidated financial statements for further information regarding income taxes.

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
Foreign Currency Risk
International revenues and cost of revenues account for 52% and 59%, respectively, of consolidated amounts for the six months ended June 30, 2019. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen, the Mexican Peso, the Argentine peso, and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit of our International streaming segment as expressed in U.S. dollars. In the six months ended June 30, 2019, we believe our international revenues would have been approximately $493 million higher had foreign currency exchange rates remained consistent with those in same period of 2018.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the six months ended June 30, 2019, we recognized a $9 million foreign exchange loss primarily due to the remeasurement of our Senior Notes denominated in euros, coupled with the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies of our European and U.S. entities.
Exchange rate changes had an immaterial impact on cash and cash equivalents in the six months ended June 30, 2019.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.	Exhibits
(a) Exhibits:

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

4.1	Indenture, dated as of April 29, 2019, by and between Netflix, Inc. and Wells Fargo Bank, National Association, as Trustee (5.375% Senior Notes due 2029).	8-K	001-35727	4.1	April 29, 2019

4.2	Form of 5.375% Senior Note due 2029 (included in Exhibit 4.1).	8-K	001-35727	4.2	April 29, 2019

4.3	Indenture, dated as of April 29, 2019, by and between Netflix, Inc. and Wells Fargo Bank, National Association, as Trustee (3.875% Senior Notes due 2029).	8-K	001-35727	4.3	April 29, 2019

4.4	Form of 3.875% Senior Note due 2029 (included in Exhibit 4.3).	8-K	001-35727	4.4	April 29, 2019

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

NETFLIX, INC.
Dated:	July 19, 2019	By:	/s/ Reed Hastings
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated:	July 19, 2019	By:	/s/ Spencer Neumann
Spencer Neumann Chief Financial Officer (Principal financial and accounting officer)