Form 10-Q
period 2019-09-30
NETFLIX INC
filed 2019-10-18
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2019, there were 438,251,289 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenues	$5,244,905	$3,999,374	$14,689,013	$11,607,500
Cost of revenues	3,097,919	2,531,128	8,974,190	7,234,138
Marketing	553,797	510,330	1,773,525	1,639,114
Technology and development	379,776	308,620	1,135,773	890,025
General and administrative	233,174	168,628	659,783	454,764
Operating income	980,239	480,668	2,145,742	1,389,459
Other income (expense):
Interest expense	(160,660)	(108,862)	(448,222)	(291,686)
Interest and other income (expense)	192,744	7,004	215,378	9,289
Income before income taxes	1,012,323	378,810	1,912,898	1,107,062
Provision for (benefit from) income taxes	347,079	(24,025)	632,952	29,754
Net income	$665,244	$402,835	$1,279,946	$1,077,308

Earnings per share:
Basic	$1.52	$0.92	$2.93	$2.48
Diluted	$1.47	$0.89	$2.83	$2.39
Weighted-average common shares outstanding:
Basic	438,090	435,809	437,547	435,033
Diluted	451,552	451,919	451,896	451,283

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Net income	$665,244	$402,835	$1,279,946	$1,077,308
Other comprehensive income (loss):
Foreign currency translation adjustments	(20,894)	(2,081)	(21,664)	6,049
Comprehensive income	$644,350	$400,754	$1,258,282	$1,083,357

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Cash flows from operating activities:
Net income	$665,244	$402,835	$1,279,946	$1,077,308
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(3,648,292)	(3,238,717)	(9,971,141)	(9,259,185)
Change in streaming content liabilities	(95,548)	65,868	(122,660)	733,227
Amortization of streaming content assets	2,279,977	1,911,767	6,636,578	5,478,428
Amortization of DVD content assets	6,654	9,959	22,819	32,247
Depreciation and amortization of property, equipment and intangibles	26,704	21,161	75,761	59,938
Stock-based compensation expense	100,262	82,316	305,310	231,943
Other non-cash items	51,280	8,962	141,518	31,092
Foreign currency remeasurement gain on long-term debt	(171,360)	(7,670)	(167,676)	(52,000)
Deferred taxes	52,105	(39,453)	94,251	(71,041)
Changes in operating assets and liabilities:
Other current assets	145	(30,364)	(56,162)	(111,833)
Accounts payable	(7,643)	(4,449)	(134,784)	77,367
Accrued expenses and other liabilities	260,872	134,000	391,814	200,198
Deferred revenue	22,729	18,983	154,607	98,101
Other non-current assets and liabilities	(44,923)	(25,609)	(75,528)	28,803
Net cash used in operating activities	(501,794)	(690,411)	(1,425,347)	(1,445,407)
Cash flows from investing activities:
Acquisition of DVD content assets	(4,634)	(7,731)	(21,602)	(31,079)
Purchases of property and equipment	(45,333)	(39,333)	(145,298)	(103,826)
Change in other assets	613	(121,630)	(12,593)	(123,857)
Net cash used in investing activities	(49,354)	(168,694)	(179,493)	(258,762)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	2,243,196	1,900,000
Debt issuance costs	—	—	(18,192)	(16,992)
Proceeds from issuance of common stock	11,989	29,781	56,857	113,052
Other financing activities	—	(544)	—	(1,397)
Net cash provided by financing activities	11,989	29,237	2,281,861	1,994,663
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(29,325)	(5,562)	(29,341)	(34,725)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(568,484)	(835,430)	647,680	255,769
Cash, cash equivalents and restricted cash at beginning of period	5,028,205	3,913,994	3,812,041	2,822,795
Cash, cash equivalents and restricted cash at end of period	$4,459,721	$3,078,564	$4,459,721	$3,078,564
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,435,018	$3,794,483
Current content assets, net	—	5,151,186
Other current assets	892,740	748,466
Total current assets	5,327,758	9,694,135
Non-current content assets, net	23,234,994	14,960,954
Property and equipment, net	481,992	418,281
Other non-current assets	1,896,967	901,030
Total assets	$30,941,711	$25,974,400
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,860,542	$4,686,019
Accounts payable	444,129	562,985
Accrued expenses and other liabilities	1,037,723	477,417
Deferred revenue	915,506	760,899
Total current liabilities	7,257,900	6,487,320
Non-current content liabilities	3,419,552	3,759,026
Long-term debt	12,425,746	10,360,058
Other non-current liabilities	977,008	129,231
Total liabilities	24,080,206	20,735,635
Commitments and contingencies (Note 6)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at September 30, 2019 and December 31, 2018; 438,251,289 and 436,598,597 issued and outstanding at September 30, 2019 and December 31, 2018, respectively	2,677,972	2,315,988
Accumulated other comprehensive loss	(41,246)	(19,582)
Retained earnings	4,224,779	2,942,359
Total stockholders’ equity	6,861,505	5,238,765
Total liabilities and stockholders’ equity	$30,941,711	$25,974,400

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Total stockholders' equity, beginning balances	$6,105,548	$4,496,600	$5,238,765	$3,581,956

Common stock and additional paid-in capital:
Beginning balances	$2,566,365	$2,103,437	$2,315,988	$1,871,396
Issuance of common stock upon exercise of options	11,345	29,983	56,674	112,397
Stock-based compensation expense	100,262	82,316	305,310	231,943
Ending balance	$2,677,972	$2,215,736	$2,677,972	$2,215,736

Accumulated other comprehensive income (loss):
Beginning balances	$(20,352)	$(12,427)	$(19,582)	$(20,557)
Other comprehensive income (loss)	(20,894)	(2,081)	(21,664)	6,049
Ending balance	$(41,246)	$(14,508)	$(41,246)	$(14,508)

Retained earnings:
Beginning balances	$3,559,535	$2,405,590	$2,942,359	$1,731,117
Net income	665,244	402,835	1,279,946	1,077,308
Adoption of ASU 2016-02, Leases (Topic 842)	—	—	2,474	—
Ending balances	$4,224,779	$2,808,425	$4,224,779	$2,808,425

Total stockholders' equity, ending balances	$6,861,505	$5,009,653	$6,861,505	$5,009,653

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

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands, except per share data)
Basic earnings per share:
Net income	$665,244	$402,835	$1,279,946	$1,077,308
Shares used in computation:
Weighted-average common shares outstanding	438,090	435,809	437,547	435,033
Basic earnings per share	$1.52	$0.92	$2.93	$2.48

Diluted earnings per share:
Net income	$665,244	$402,835	$1,279,946	$1,077,308
Shares used in computation:
Weighted-average common shares outstanding	438,090	435,809	437,547	435,033
Employee stock options	13,462	16,110	14,349	16,250
Weighted-average number of shares	451,552	451,919	451,896	451,283
Diluted earnings per share	$1.47	$0.89	$2.83	$2.39

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)
Employee stock options	2,402	176	1,268	96

3. Cash, Cash Equivalents, and Restricted Cash

The following tables summarize the Company's cash, cash equivalents, and restricted cash as of September 30, 2019 and December 31, 2018:

	As of September 30, 2019
	Cash and cash equivalents	Non-current Assets	Total
	(in thousands)
Cash	$3,013,907	$23,383	$3,037,290
Level 1 securities:
Money market funds	1,421,111	1,320	1,422,431

	$4,435,018	$24,703	$4,459,721

	As of December 31, 2018
	Cash and cash equivalents	Non-current Assets	Total
	(in thousands)
Cash	$2,572,685	$16,260	$2,588,945
Level 1 securities:
Money market funds	1,221,798	1,298	1,223,096

	$3,794,483	$17,558	$3,812,041

Non-current assets include restricted cash related to letter of credit agreements and workers compensation deposits.
There were no material gross realized gains or losses in the three and nine months ended September 30, 2019 and 2018, respectively.

4. Balance Sheet Components

Content Assets
Content assets consisted of the following:

	As of
	September 30, 2019	December 31, 2018
	(in thousands)
Licensed content, net	$14,581,407	$14,081,463

Produced content, net
Released, less amortization	3,646,870	2,403,896
In production	4,411,581	3,305,126
In development and pre-production	587,914	311,842
	8,646,365	6,020,864
DVD, net	7,222	9,813
Total	$23,234,994	$20,112,140

On average, over 90% of a licensed or produced streaming content asset is expected to be amortized within four years after its month of first availability.

As of September 30, 2019, approximately $5,666 million, $3,713 million, and $2,546 million of the $14,581 million unamortized cost of the licensed content is expected to be amortized in each of the next three years.
As of September 30, 2019, approximately $1,264 million, $997 million, and $737 million of the $3,647 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of September 30, 2019, the amount of accrued participations and residuals was not material.

The following table represents the amortization of streaming content assets:

	Three Months Ended
	September 30, 2019	September 30, 2018
	(in thousands)
Licensed content	$1,810,757	$1,671,516
Produced content	469,220	240,251
Total streaming content	$2,279,977	$1,911,767

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(in thousands)
Licensed content	$5,382,225	$4,810,476
Produced content	1,254,353	667,952
Total streaming content	$6,636,578	$5,478,428

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	September 30, 2019	December 31, 2018	Estimated Useful Lives
	(in thousands)
Leasehold improvements	$323,630	$282,028	Over life of lease
Information technology	239,472	224,296	3 years
Furniture and fixtures	84,322	63,667	3-15 years
Buildings	32,950	73,468	30 years
Corporate aircraft	104,985	62,560	8 years
DVD operations equipment	45,163	53,416	5 years
Machinery and equipment	4,512	1,692	3 years
Land	6,125	6,125
Capital work-in-progress	43,437	19,548
Property and equipment, gross	884,596	786,800
Less: Accumulated depreciation	(402,604)	(368,519)
Property and equipment, net	$481,992	$418,281

Leases
The Company has entered into operating leases primarily for real estate. These leases generally have terms which range from 1 year to 15 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 to 15 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in "Other non-current assets" on the Company's September 30, 2019 Consolidated Balance Sheet, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligation to make lease payments are included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Company's September 30, 2019 Consolidated Balance Sheet.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets of approximately $743 million and lease liabilities for operating leases of approximately $813 million on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of September 30, 2019, total right-of-use assets and operating lease liabilities were approximately $1,031 million and $1,114 million, respectively. The Company has entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less. These leases are not recorded on the Company's balance sheet. All operating lease expense is recognized on a straight-line basis over the lease term. In the three months ended September 30, 2019, the Company recognized approximately $105 million in total lease costs, which was comprised of $57 million in operating lease costs for right-of-use assets and $48 million in short-term lease costs related to short-term operating leases. In the nine months ended September 30, 2019, the Company recognized approximately $307 million in total lease costs, which was comprised of $148 million in operating lease costs for right-of-use assets and $159 million in short-term lease costs related to short-term operating leases.
Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.
Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
	(in thousands)
Cash paid for operating lease liabilities	$51,767	$130,740
Right-of-use assets obtained in exchange for new operating lease obligations (1)	77,549	1,150,443
(1) Nine-month ended balance includes $743 million for operating leases existing on January 1, 2019.

As of
September 30, 2019

Weighted-average remaining lease term	8.2 years
Weighted-average discount rate	5.3%

Maturities of lease liabilities as of September 30, 2019 were as follows (in thousands):

Due in 12 month period ended September 30,
2020	$210,160
2021	193,616
2022	167,166
2023	145,677
2024	135,489
Thereafter	560,518
1,412,626
Less imputed interest	(299,007)
Total lease liabilities	1,113,619

Current operating lease liabilities	160,941
Non-current operating lease liabilities	952,678
Total lease liabilities	$1,113,619

The Company has additional operating leases for real estate of $1,146 million which have not commenced as of September 30, 2019, and as such, have not been recognized on the Company's Consolidated Balance Sheet. These operating leases are expected to commence between 2019 and 2020 with lease terms between 1 year and 15 years.

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
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift and other prepaid memberships that have not been fully redeemed. As of September 30, 2019, total deferred revenue was $916 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $155 million increase in deferred revenue as compared to the year ended December 31, 2018 is a result of the increase in membership fees billed due to increased members and average monthly revenue per paying member.

Other Current Assets
Other current assets consisted of the following:

	As of
	September 30, 2019	December 31, 2018
	(in thousands)
Trade receivables	$466,168	$362,712
Prepaid expenses	187,865	178,833
Other	238,707	206,921
Total other current assets	$892,740	$748,466

5. Long-term Debt
As of September 30, 2019, the Company had aggregate outstanding long-term notes of $12,426 million, net of $99 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding long-term notes is denominated in foreign currency (comprised of €3,600 million) and is remeasured into U.S. dollars at each balance sheet date.
The following table provides a summary of the Company's outstanding long-term debt and the fair values based on quoted market prices in less active markets as of September 30, 2019 and December 31, 2018:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Payment Dates	September 30, 2019	December 31, 2018
	(in millions)				(in millions)
5.375% Senior Notes	$500	February 2013	February 2021	February and August	$516	$509
5.500% Senior Notes	700	February 2015	February 2022	April and October	744	706
5.750% Senior Notes	400	February 2014	March 2024	March and September	438	407
5.875% Senior Notes	800	February 2015	February 2025	April and October	881	812
4.375% Senior Notes	1,000	October 2016	November 2026	May and November	1,016	915
3.625% Senior Notes (1)	1,418	May 2017	May 2027	May and November	1,507	1,446
4.875% Senior Notes	1,600	October 2017	April 2028	April and October	1,629	1,464
5.875% Senior Notes	1,900	April 2018	November 2028	May and November	2,069	1,851
4.625% Senior Notes (2)	1,199	October 2018	May 2029	May and November	1,336	1,241
6.375% Senior Notes	800	October 2018	May 2029	May and November	888	797
3.875% Senior Notes (3)	1,308	April 2019	November 2029	June and December	1,392	—
5.375% Senior Notes	900	April 2019	November 2029	June and December	940	—
	$12,525

(1) Debt is denominated in euro with a €1,300 million principal amount. Total proceeds were $1,421 million.
(2) Debt is denominated in euro with a €1,100 million principal amount. Total proceeds were $1,262 million.
(3) Debt is denominated in euro with a €1,200 million principal amount. Total proceeds were $1,343 million.
The expected timing of principal and interest payments for these Notes are as follows:

	As of
	September 30, 2019	December 31, 2018
	(in thousands)
Less than one year	$638,318	$538,384
Due after one year and through three years	2,404,589	1,550,581
Due after three years and through five years	1,509,068	1,646,101
Due after five years	13,095,347	11,138,129
Total debt obligations	$17,647,322	$14,873,195

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of September 30, 2019 and December 31, 2018, the Company was in compliance with all related covenants.

Revolving Credit Facility
In July 2017, the Company entered into a $500 million unsecured revolving credit facility (“Revolving Credit Agreement”), with an uncommitted incremental facility to increase the amount of the revolving credit facility by up to an additional $250 million, subject to certain terms and conditions. On March 29, 2019, the agreement was amended to extend the maturity date from July 27, 2022 to March 29, 2024 and to increase the size of the credit facility to $750 million, without impacting the existing uncommitted incremental facility. Revolving loans may be borrowed, repaid and reborrowed until March 29, 2024, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of September 30, 2019, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of September 30, 2019 and December 31, 2018, the Company was in compliance with all related covenants.

6. Commitments and Contingencies

Streaming Content
As of September 30, 2019, the Company had $19.1 billion of obligations comprised of $4.9 billion included in "Current content liabilities" and $3.4 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2018, the Company had $19.3 billion of obligations comprised of $4.7 billion included in "Current content liabilities" and $3.8 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of
	September 30, 2019	December 31, 2018
	(in thousands)
Less than one year	$8,993,612	$8,611,398
Due after one year and through three years	8,082,440	8,841,561
Due after three years and through five years	1,586,731	1,684,582
Due after five years	478,760	148,334
Total streaming content obligations	$19,141,543	$19,285,875

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

7. Stockholders’ Equity
Stock Option Plan
In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. As of September 30, 2019, approximately 7 million shares were reserved for future grants under the 2011 Stock Plan.
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2018	8,699,941	20,479,278	$89.61
Granted	(1,850,795)	1,850,795	333.73
Exercised	—	(1,652,692)	34.29
Expired	—	(175)	6.17
Balances as of September 30, 2019	6,849,146	20,677,206	$115.88	5.57	$3,361,640
Vested and exercisable as of September 30, 2019		20,677,206	$115.88	5.57	$3,361,640

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the third quarter of 2019. This amount changes based on the fair market value of the Company’s common stock.

A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands)
Total intrinsic value of options exercised	$119,439	$193,411	$513,213	$718,116
Cash received from options exercised	11,989	29,781	56,857	113,052

Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Dividend yield	—%	—%	—%	—%
Expected volatility	38%	40%	38% - 41%	40% - 42%
Risk-free interest rate	1.92%	2.90%	1.92% - 2.74%	2.61% - 2.90%
Suboptimal exercise factor	3.19	2.97	3.07 - 3.19	2.80 - 2.97
Weighted-average fair value (per share)	$154	$182	$165	$154
Total stock-based compensation expense (in thousands)	$100,262	$82,316	$305,310	$231,943
Total income tax impact on provision (in thousands)	$22,679	$18,036	$69,152	$49,617

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

8. Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$347,079	$(24,025)	$632,952	$29,754
Effective tax rate	34%	(6)%	33%	3%

In connection with the Tax Cuts and Job Act of 2017 the Company simplified its global corporate structure, effective April 1, 2019. The tax impacts of such simplifications were not material to the financial statements taken as a whole.
The effective tax rates for the three and nine months ended September 30, 2019 differed from the Federal statutory rate primarily due to changes from the global corporate structure simplification, state taxes, foreign taxes, non-deductible expenses, and the international provisions of U.S. tax reform that became effective in 2018, partially offset by the recognition of excess tax benefits of stock-based compensation, and Federal and California research and development (“R&D”) credits. The effective tax rates for the three and nine months ended September 30, 2018 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation, Federal and California R&D credits, and updated provisional amounts related to U.S. tax reform as a result of the U.S. federal tax return filing, partially offset by state taxes, foreign taxes, non-deductible expenses.
The increase in effective tax rates for the three and nine months ended September 30, 2019, as compared to the same period in 2018 was primarily due to changes from the global corporate structure simplification, a lower benefit from the recognition of excess tax benefits of stock-based compensation, lower benefit on a percentage basis from Federal and California R&D credits, and additional expenses related to the international provisions of U.S. tax reform that became effective in 2018. For the three and nine months ended September 30, 2019, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $27 million and $114 million, respectively, compared to the three months and nine months ended September 30, 2018 of $40 million and $158 million, respectively.
Gross unrecognized tax benefits were $68 million and $48 million as of September 30, 2019 and December 31, 2018, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $63 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of September 30, 2019, gross unrecognized tax benefits of $18 million were classified as “Other non-current liabilities” and $50 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for income taxes” were not material in any of the periods presented.
Deferred tax assets of $470 million and $564 million were classified as “Other non-current assets” on the Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The Company has a valuation allowance of $133 million and $125 million as of September 30, 2019 and December 31, 2018, respectively. The valuation allowance is primarily related to certain foreign tax credits that are not likely to be realized.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for 2016 and 2017 and by the state of California for 2014 and 2015. The 2009 through 2017 state tax returns are subject to examination by state tax authorities. The Company is also currently under examination in the UK for 2015 through 2018. The Company has no other significant foreign jurisdiction audits underway. The years 2014 through 2018 remain subject to examination by foreign tax authorities.
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

9. Segment Information
Segment information is presented in the same manner that the Company’s chief operating decision maker (“CODM”) reviews the operating results in assessing performance and allocating resources. The Company’s CODM currently reviews revenues and contribution profit (loss) for each of the reportable segments. Contribution profit (loss) is defined as revenues less cost of revenues and marketing expenses incurred by the segment. Because the Company increasingly obtains multi-territory or global rights for streaming content, contribution profit (loss) on a regional basis is becoming a less meaningful metric and as such, the CODM increasingly focuses on the Company's global operating margin as the primary measure of profitability. As of the third quarter of 2019, the Company has three reportable segments: Domestic streaming, International streaming and Domestic DVD. The Company has aggregated the results of the International operating segments into one reportable segment because these operating segments share similar long-term economic and other qualitative characteristics.
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

The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of September 30, 2019, were located as follows:

	As of
	September 30, 2019	December 31, 2018
	(in thousands)
United States	$1,307,086	$381,947
International	206,228	36,334

The following tables represent segment information for the three and nine months ended September 30, 2019:

	As of/ Three Months Ended September 30, 2019
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period (1)	60,620	97,714	2,276
Total paid net membership additions (losses) (1)	517	6,255	(135)
Total free trials at end of period	1,375	4,215	16
Revenues	$2,412,598	$2,760,430	$71,877	$5,244,905
Cost of revenues	1,210,105	1,860,021	27,793	3,097,919
Marketing	211,793	342,004	—	553,797
Contribution profit	$990,700	$558,405	$44,084	$1,593,189
Other operating expenses				612,950
Operating income				980,239
Other income (expense)				32,084
Provision for income taxes				347,079
Net income				$665,244

	As of/ Nine Months Ended September 30, 2019
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period (1)	60,620	97,714	2,276
Total paid net membership additions (losses) (1)	2,134	16,941	(430)
Total free trials at end of period	1,375	4,215	16
Revenues	$6,785,342	$7,674,906	$228,765	$14,689,013
Cost of revenues	3,546,060	5,336,032	92,098	8,974,190
Marketing	683,445	1,090,080	—	1,773,525
Contribution profit	$2,555,837	$1,248,794	$136,667	$3,941,298
Other operating expenses				1,795,556
Operating income				2,145,742
Other income (expense)				(232,844)
Provision for income taxes				632,952
Net income				$1,279,946

The following tables represent segment information for the three and nine months ended September 30, 2018:

	As of/ Three Months Ended September 30, 2018
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period (1)	56,957	73,465	2,828
Total paid net membership additions (losses) (1)	998	5,070	(143)
Total free trials at end of period	1,507	5,170	24
Revenues	$1,937,314	$1,973,283	$88,777	$3,999,374
Cost of revenues	1,038,473	1,455,554	37,101	2,531,128
Marketing	210,595	299,735	—	510,330
Contribution profit	$688,246	$217,994	$51,676	$957,916
Other operating expenses				477,248
Operating income				480,668
Other income (expense)				(101,858)
Benefit for income taxes				(24,025)
Net income				$402,835

	As of/ Nine Months Ended September 30, 2018
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period (1)	56,957	73,465	2,828
Total paid net membership additions (losses) (1)	4,147	15,631	(502)
Total free trials at end of period	1,507	5,170	24
Revenues	$5,650,555	$5,676,513	$280,432	$11,607,500
Cost of revenues	2,944,948	4,169,772	119,418	7,234,138
Marketing	712,612	926,502	—	1,639,114
Contribution profit	$1,992,995	$580,239	$161,014	$2,734,248
Other operating expenses				1,344,789
Operating income				1,389,459
Other income (expense)				(282,397)
Provision for income taxes				29,754
Net income				$1,077,308

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

The following table represents the amortization of content assets:

	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Three months ended September 30,
2019	$912,793	$1,367,184	$6,654	$2,286,631
2018	800,884	1,110,883	9,959	1,921,726
Nine months ended September 30,
2019	2,693,598	3,942,980	22,819	6,659,397
2018	2,283,102	3,195,326	32,247	5,510,675

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview
We are the world’s leading internet entertainment service with over 158 million paid streaming memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials or commitments. Additionally, over two million members in the U.S. subscribe to our legacy DVD-by-mail service.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	September 30, 2019	September 30, 2018	Q3'19 vs. Q3'18
	(in thousands, except revenue per membership and percentages)
Global Streaming Memberships:
Paid memberships at end of period	158,334	130,422	27,912	21%
Paid net membership additions	6,772	6,068	704	12%
Average monthly revenue per paying membership	$11.13	$10.23	$0.90	9%
Free trials at end of period	5,590	6,677	(1,087)	(16)%

Financial Results:
Revenues	$5,244,905	$3,999,374	$1,245,531	31%
Operating income	980,239	480,668	499,571	104%
Operating margin	18.7%	12.0%	6.7%	56%
Net income	665,244	402,835	262,409	65%

Consolidated revenues for the three months ended September 30, 2019 increased 31%, including an increase of 25% and 40% in revenues in the Domestic streaming and International streaming segments, respectively, as compared to the three months ended September 30, 2018. International revenues accounted for 53% of total streaming revenue for the three months ended September 30, 2019 as compared to 50% of total streaming revenue for the three months ended September 30, 2018. The increase in consolidated revenues was primarily driven by the growth in the average number of paid streaming memberships globally, the majority of which was growth in our international memberships. Average paid international streaming memberships accounted for 61% of total average paid streaming memberships as of September 30, 2019, as compared to 56% of total average paid streaming memberships for the same period in 2018. In addition, the average monthly revenue per paying streaming membership increased by 9% primarily due to price changes and a shift in the plan mix towards higher priced plans. The growth in paid net membership additions has been less volatile when compared to growth in total net membership additions as a result of free trial variability. We therefore believe paid memberships is a more reliable indicator of revenue growth than total memberships.
The increase in operating margin is due primarily to increased revenues partially offset by increased content expenses as we continue to acquire, license and produce content, including more Netflix originals, as well as increased headcount costs to support continued improvements in our streaming service, our international expansion, and our growing content production activities.
We offer three main types of streaming membership plans. Our “basic” plan includes access to standard definition quality streaming on a single screen at a time. Our “standard” plan is our most popular streaming plan and includes access to high definition quality streaming on two screens concurrently. Our “premium” plan includes access to high definition and ultra-high definition quality content on four screens concurrently. As of September 30, 2019, pricing on our plans ranged in the U.S. from $8.99 to $15.99 per month and internationally from the U.S. dollar equivalent of approximately $3 to $22 per month. We expect that from time to time the prices of our membership plans in each country may change and we may occasionally test other plan and price variations.
Because we increasingly obtain multi-territory or global rights for streaming content, contribution profit (loss) on a regional basis is becoming a less meaningful metric and as such, we increasingly focus on our global operating margin as the primary measure of profitability. As of the third quarter of 2019, we had three segments. The following represents the key elements to our segment results of operations:

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

Domestic Streaming Segment
Three months ended September 30, 2019 as compared to the three months ended September 30, 2018

	As of/ Three Months Ended		Change
	September 30, 2019	September 30, 2018	Q3'19 vs. Q3'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	60,620	56,957	3,663	6%
Paid net membership additions	517	998	(481)	(48)%
Average monthly revenue per paying membership	$13.32	$11.44	$1.88	16%
Free trials at end of period	1,375	1,507	(132)	(9)%

Contribution profit:
Revenues	$2,412,598	$1,937,314	$475,284	25%
Cost of revenues	1,210,105	1,038,473	171,632	17%
Marketing	211,793	210,595	1,198	1%
Contribution profit	990,700	688,246	302,454	44%
Contribution margin	41%	36%

In the Domestic streaming segment, we derive revenues from monthly membership fees for services related to streaming content to our members in the United States. The 25% increase in our domestic streaming revenues was primarily due to the 7% growth in the average number of paid memberships, as well as a 16% increase in the average monthly revenue per paying membership, resulting from our price changes and a shift in the plan mix towards higher priced plans. Our standard plan continues to be the most popular plan choice for new memberships.
The increase in domestic streaming cost of revenues was primarily due to a $112 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $60 million primarily due to increases in expenses associated with the acquisition, licensing and production of streaming content.
Domestic marketing expenses remained relatively flat as compared to the corresponding period in 2018.

Nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

	As of/ Nine Months Ended		Change
	September 30, 2019	September 30, 2018	YTD'19 vs. YTD'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	60,620	56,957	3,663	6%
Paid net membership additions	2,134	4,147	(2,013)	(49)%
Average monthly revenue per paying membership	$12.57	$11.35	$1.22	11%
Free trials at end of period	1,375	1,507	(132)	(9)%

Contribution profit:
Revenues	$6,785,342	$5,650,555	$1,134,787	20%
Cost of revenues	3,546,060	2,944,948	601,112	20%
Marketing	683,445	712,612	(29,167)	(4)%
Contribution profit	2,555,837	1,992,995	562,842	28%
Contribution margin	38%	35%

The 20% increase in our domestic streaming revenues was primarily due to the 8% growth in the average number of paid memberships, as well as an 11% increase in average monthly revenue per paying membership, resulting from our price changes and a shift in the plan mix towards higher priced plans.
The increase in domestic streaming cost of revenues was primarily due to a $410 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $191 million primarily due to increases in expenses associated with the acquisition, licensing and production of streaming content.
Domestic marketing expenses decreased primarily due to a decrease in advertising, partially offset by an increase in personnel-related expenses, resulting from an increase in compensation for existing employees and growth in average headcount, as well as an increase in payments made to our marketing partners resulting from increased member growth.

International Streaming Segment
Three months ended September 30, 2019 as compared to the three months ended September 30, 2018

	As of/ Three Months Ended		Change
	September 30, 2019	September 30, 2018	Q3'19 vs. Q3'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	97,714	73,465	24,249	33%
Paid net membership additions	6,255	5,070	1,185	23%
Average monthly revenue per paying membership	$9.73	$9.27	$0.46	5%
Free trials at end of period	4,215	5,170	(955)	(18)%

Contribution profit:
Revenues	$2,760,430	$1,973,283	$787,147	40%
Cost of revenues	1,860,021	1,455,554	404,467	28%
Marketing	342,004	299,735	42,269	14%
Contribution profit	558,405	217,994	340,411	156%
Contribution margin	20%	11%

In the International streaming segment, we derive revenues from monthly membership fees for services related to streaming content to our members outside the United States. The 40% increase in our international revenues was due to the 33% growth in the average number of paid international memberships, as well as a 5% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership was due to price changes and a shift in the plan mix towards higher priced plans, partially offset by unfavorable fluctuations in foreign exchange rates. We estimate that international revenues in the third quarter of 2019 would have been approximately $137 million higher if foreign exchange rates had remained consistent with the foreign exchange rates from the third quarter of 2018 and accordingly average monthly revenue per paying membership would have increased by 10%. If foreign currency exchange rates fluctuate more than expected, revenues and average revenue per paying membership may differ from our expectations.
The increase in international cost of revenues was primarily due to a $256 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $148 million primarily due to increases in expenses associated with the acquisition, licensing and production of streaming content.
International marketing expenses increased primarily due to an increase in personnel-related expenses, resulting from an increase in compensation for existing employees and growth in average headcount, as well as increased advertising and payments to our marketing partners.

Nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

	As of/ Nine Months Ended		Change
	September 30, 2019	September 30, 2018	YTD'19 vs. YTD'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	97,714	73,465	24,249	33%
Paid net membership additions	16,941	15,631	1,310	8%
Average monthly revenue per paying membership	$9.50	$9.56	$(0.06)	(1)%
Free trials at end of period	4,215	5,170	(955)	(18)%

Contribution profit:
Revenues	$7,674,906	$5,676,513	$1,998,393	35%
Cost of revenues	5,336,032	4,169,772	1,166,260	28%
Marketing	1,090,080	926,502	163,578	18%
Contribution profit	1,248,794	580,239	668,555	115%
Contribution margin	16%	10%

The 35% increase in our international revenues was due to the 36% growth in our average number of paid international memberships, partially offset by a 1% decrease in the average monthly revenue per paying membership. The decrease in the average monthly revenue per paying membership was due to unfavorable fluctuations in foreign exchange rates, partially offset by price changes and a shift in the plan mix towards higher priced plans. We estimate that international revenues in the nine months ended September 30, 2019 would have been approximately $630 million higher if foreign exchange rates had remained consistent with the foreign exchange rates for the nine months ended September 30, 2018.
The increase in international cost of revenues was primarily due to a $748 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $418 million primarily due to increases in expenses associated with the acquisition, licensing and production of streaming content.
International marketing expenses for the nine months ended September 30, 2019 increased primarily due to an increase in personnel-related expenses, resulting from an increase in compensation for existing employees and growth in average headcount, as well as increased advertising and payments to our marketing partners.

Domestic DVD Segment
Three months ended September 30, 2019 as compared to the three months ended September 30, 2018

	As of/ Three Months Ended		Change
	September 30, 2019	September 30, 2018	Q3'19 vs. Q3'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	2,276	2,828	(552)	(20)%
Average monthly revenue per paying membership	$10.22	$10.20	$0.02	—%
Free trials at end of period	16	24	(8)	(33)%

Contribution profit:
Revenues	$71,877	$88,777	$(16,900)	(19)%
Cost of revenues	27,793	37,101	(9,308)	(25)%
Contribution profit	44,084	51,676	(7,592)	(15)%
Contribution margin	61%	58%

Nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

	As of/ Nine Months Ended		Change
	September 30, 2019	September 30, 2018	YTD'19 vs. YTD'18
	(in thousands, except revenue per membership and percentages)
Memberships:
Paid memberships at end of period	2,276	2,828	(552)	(20)%
Average monthly revenue per paying membership	$10.21	$10.17	$0.04	—%
Free trials at end of period	16	24	(8)	(33)%

Contribution profit:
Revenues	$228,765	$280,432	$(51,667)	(18)%
Cost of revenues	92,098	119,418	(27,320)	(23)%
Contribution profit	136,667	161,014	(24,347)	(15)%
Contribution margin	60%	57%

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

Three months ended September 30, 2019 as compared to the three months ended September 30, 2018

	Three Months Ended		Change
	September 30, 2019	September 30, 2018	Q3'19 vs. Q3'18
	(in thousands, except percentages)
Technology and development	$379,776	$308,620	$71,156	23%
As a percentage of revenues	7%	8%

The increase in technology and development expenses was primarily due to a $67 million increase in personnel-related costs resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service.

Nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

	Nine Months Ended		Change
	September 30, 2019	September 30, 2018	YTD'19 vs. YTD'18
	(in thousands, except percentages)
Technology and development	$1,135,773	$890,025	$245,748	28%
As a percentage of revenues	8%	8%

The increase in technology and development expenses was primarily due to a $231 million increase in personnel-related costs resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

Three months ended September 30, 2019 as compared to the three months ended September 30, 2018

	Three Months Ended		Change
	September 30, 2019	September 30, 2018	Q3'19 vs. Q3'18
	(in thousands, except percentages)
General and administrative	$233,174	$168,628	$64,546	38%
As a percentage of revenues	4%	4%

General and administrative expenses increased primarily due to a $53 million increase in personnel-related costs resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third-party expenses, including costs for contractors and consultants, increased $6 million.

Nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

	Nine Months Ended		Change
	September 30, 2019	September 30, 2018	YTD'19 vs. YTD'18
	(in thousands, except percentages)
General and administrative	$659,783	$454,764	$205,019	45%
As a percentage of revenues	4%	4%

General and administrative expenses increased primarily due to a $165 million increase in personnel-related costs resulting from an increase in compensation for existing employees and growth in average headcount supporting continued improvements in our streaming service and our international expansion. In addition, third-party expenses, including costs for contractors and consultants, increased $29 million.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding long-term debt obligations, including the amortization of debt issuance costs.
Three months ended September 30, 2019 as compared to the three months ended September 30, 2018

	Three Months Ended		Change
	September 30, 2019	September 30, 2018	Q3'19 vs. Q3'18
	(in thousands, except percentages)
Interest expense	$(160,660)	$(108,862)	$(51,798)	(48)%
As a percentage of revenues	(3)%	(3)%

Nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

	Nine Months Ended		Change
	September 30, 2019	September 30, 2018	YTD'19 vs. YTD'18
	(in thousands, except percentages)
Interest expense	$(448,222)	$(291,686)	$(156,536)	(54)%
As a percentage of revenues	(3)%	(3)%

Interest expense primarily consisted of interest on our Notes for the three and nine months ended September 30, 2019, respectively. The increase in interest expense for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 was due to the increase in long-term debt.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash and cash equivalents.
Three months ended September 30, 2019 as compared to the three months ended September 30, 2018

	Three Months Ended		Change
	September 30, 2019	September 30, 2018	Q3'19 vs. Q3'18
	(in thousands, except percentages)
Interest and other income (expense)	$192,744	$7,004	$185,740	2,652%
As a percentage of revenues	4%	—%

Nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

	Nine Months Ended		Change
	September 30, 2019	September 30, 2018	YTD'19 vs. YTD'18
	(in thousands, except percentages)
Interest and other income (expense)	$215,378	$9,289	$206,089	2,219%
As a percentage of revenues	1%	—%

Interest and other income (expense) increased in the three and nine months ended September 30, 2019 primarily due to foreign exchange gains of $170 million and $161 million, respectively, compared to losses of $6 million and $20 million for the corresponding periods in 2018. In the three and nine months ended September 30, 2019, the foreign exchange gains were primarily driven by the gains of $171 million and $168 million, respectively, from the remeasurement of our €3,600 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities. In the three and nine months ended September 30, 2018, the foreign exchange losses were primarily driven by the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities, partially offset by gains of $8 million and $52 million, respectively, from the remeasurement of our €1,300 million Senior Notes.

Provision for (Benefit from) Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$347,079	$(24,025)	$632,952	$29,754
Effective tax rate	34%	(6)%	33%	3%
In connection with the Tax Cuts and Jobs Act of 2017 we simplified our global corporate structure, effective April 1, 2019. The tax impacts of such simplifications were not material to the financial statements taken as a whole.
The effective tax rates for the three and nine months ended September 30, 2019 differed from the Federal statutory rate primarily due to changes from the global corporate structure simplification, state taxes, foreign taxes, non-deductible expenses, and the international provisions of U.S. tax reform that became effective in 2018, partially offset by the recognition of excess tax benefits of stock-based compensation and Federal and California research and development (“R&D”) credits.
The increase in our effective tax rates for the three and nine months ended September 30, 2019, as compared to the same period in 2018 was primarily due to changes from the global corporate structure simplification, a lower benefit from the recognition of excess tax benefits of stock-based compensation, lower benefit on a percentage basis from Federal and California R&D credits, and additional expenses related to the international provisions of U.S. tax reform that became effective in 2018.

Liquidity and Capital Resources

	As of
	September 30, 2019	December 31, 2018
	(in thousands)
Cash, cash equivalents, and restricted cash	$4,459,721	$3,812,041
Long-term debt	12,425,746	10,360,058

Cash, cash equivalents and restricted cash increased $648 million in the nine months ended September 30, 2019 primarily due to the issuance of debt, partially offset by cash used in operations.
Long-term debt, net of debt issuance costs, increased $2,066 million due to the issuance of debt in April 2019, partially offset by the remeasurement of our euro-denominated notes. The amount of principal and interest due in the next twelve months is $638 million.  As of September 30, 2019, no amounts had been borrowed under the $750 million Revolving Credit Agreement. See Note 5 Long-term Debt in the accompanying notes to our consolidated financial statements. We anticipate continuing to finance our future capital needs in the debt market, as we continue to believe that our after-tax cost of debt is lower than our cost of equity. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Our primary uses of cash include the acquisition, licensing and production of content, streaming delivery, marketing programs and personnel-related costs. Cash payment terms for non-original content have historically been in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to continue to significantly increase our investments in global streaming content, particularly in original content, which will impact our liquidity and result in future net cash used in operating activities and negative free cash flow for many years. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for at least the next twelve months.
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
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over amortization, non-cash stock-based compensation expense and other working capital differences. Working capital differences include deferred revenue, excess property and equipment purchases over depreciation, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly.
Three months ended September 30, 2019 as compared to the three months ended September 30, 2018

	Three Months Ended
	September 30, 2019	September 30, 2018
	(in thousands)
Net cash used in operating activities	$(501,794)	$(690,411)
Net cash used in investing activities	(49,354)	(168,694)
Net cash provided by financing activities	11,989	29,237

Non-GAAP reconciliation of free cash flow:
Net cash used in operating activities	(501,794)	(690,411)
Acquisition of DVD content assets	(4,634)	(7,731)
Purchases of property and equipment	(45,333)	(39,333)
Change in other assets	613	(121,630)
Free cash flow	$(551,148)	$(859,105)

Net cash used in operating activities decreased $189 million to $502 million for the three months ended September 30, 2019. The decreased use of cash was primarily driven by a $1,246 million or 31% increase in revenues partially offset by the increase in investments in streaming content that require more upfront payments. The payments for streaming content assets increased $571 million, from $3,173 million to $3,744 million, or 18%, as compared to the increase in the amortization of streaming content assets of $368 million, from $1,912 million to $2,280 million, or 19%. In addition, we had increased payments associated with higher operating expenses, interest on long-term debt, and income taxes.
Net cash used in investing activities decreased $119 million for the three months ended September 30, 2019, primarily due to a decrease in purchases of other assets.
Net cash provided by financing activities decreased $17 million for the three months ended September 30, 2019, due to a decrease in the proceeds from the issuance of common stock.
Free cash flow was $1,216 million lower than net income for the three months ended September 30, 2019 primarily due to $1,464 million of cash payments for streaming content assets over streaming amortization expense partially offset by $148 million favorable working capital differences and $100 million of non-cash stock-based compensation expense.
Free cash flow was $1,262 million lower than net income for the three months ended September 30, 2018, primarily due to $1,261 million of cash payments for streaming content assets over streaming amortization expense and $83 million in other non-favorable working capital differences partially offset by $82 million of non-cash stock-based compensation expense.

Nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018

	Nine Months Ended
	September 30, 2019	September 30, 2018
	(in thousands)
Net cash used in operating activities	$(1,425,347)	$(1,445,407)
Net cash provided (used in) by investing activities	(179,493)	(258,762)
Net cash provided by financing activities	2,281,861	1,994,663

Non-GAAP reconciliation of free cash flow:
Net cash used in operating activities	(1,425,347)	(1,445,407)
Acquisition of DVD content assets	(21,602)	(31,079)
Purchases of property and equipment	(145,298)	(103,826)
Change in other assets	(12,593)	(123,857)
Free cash flow	$(1,604,840)	$(1,704,169)

Net cash used in operating activities decreased $20 million to $1,425 million for the nine months ended September 30, 2019. The decreased use of cash was primarily driven by a $3,082 million or 27% increase in revenues partially offset by the increase in investments in streaming content that require more upfront payments. The payments for streaming content assets increased $1,568 million, from $8,526 million to $10,094 million, or 18% as compared to the increase in the amortization of streaming content assets of $1,159 million, from $5,478 million to $6,637 million, or 21%. In addition, we had increased payments associated with higher operating expenses, interest on long-term debt, and income taxes.
Net cash used in investing activities decreased $79 million for the nine months ended September 30, 2019, primarily due to a decrease in purchases of other assets.
Net cash provided by financing activities increased $287 million in the nine months ended September 30, 2019, due to an increase in the proceeds from the issuance of debt from $1,883 million, net of $17 million issuance costs in the nine months ended September 30, 2018, to $2,225 million, net of $18 million issuance costs in the nine months ended September 30, 2019.
Free cash flow was $2,885 million lower than net income for the nine months ended September 30, 2019 primarily due to $3,457 million of cash payments for streaming content assets over streaming amortization expense partially offset by $267 million favorable other working capital differences and $305 million of non-cash stock-based compensation expenses.
Free cash flow was $2,782 million lower than net income for the nine months ended September 30, 2018, primarily due to $3,048 million of cash payments for streaming content assets over streaming amortization expense partially offset by $34 million favorable other working capital differences and $232 million of non-cash stock-based compensation expenses.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of September 30, 2019. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of September 30, 2019:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$19,141,543	$8,993,612	$8,082,440	$1,586,731	$478,760
Debt (2)	17,647,322	638,318	2,404,589	1,509,068	13,095,347
Operating lease obligations (3)	2,273,073	215,313	417,476	414,578	1,225,706
Other purchase obligations (4)	875,451	634,842	208,828	31,781	—
Total	$39,937,389	$10,482,085	$11,113,333	$3,542,158	$14,799,813

(1)
As of September 30, 2019, streaming content obligations were comprised of $4.9 billion included in "Current content liabilities" and $3.4 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

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

(3)
See Note 4 to the consolidated financial statements for further details regarding leases. As of September 30, 2019, the Company has additional operating leases for real estate that have not yet commenced of $1,146 million which has been included above.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery and cloud computing costs, as well as other miscellaneous open purchase orders for which we have not received the related services or goods.

As of September 30, 2019, we had gross unrecognized tax benefits of $68 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets.  At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of September 30, 2019, the valuation allowance of $133 million was related to foreign tax credits that we are not expected to realize.

We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At September 30, 2019, our estimated gross unrecognized tax benefits were $68 million of which $63 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 8 to the consolidated financial statements for further information regarding income taxes.

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
Foreign Currency Risk
International revenues and cost of revenues account for 52% and 59%, respectively, of consolidated amounts for the nine months ended September 30, 2019. The majority of international revenues and a smaller portion of expenses are denominated in currencies other than the U.S. dollar and we therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen, the Mexican Peso, the Argentine peso, and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and contribution profit of our International streaming segment as expressed in U.S. dollars. In the nine months ended September 30, 2019, we believe our international revenues would have been approximately $630 million higher had foreign currency exchange rates remained consistent with those in same period of 2018.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the nine months ended September 30, 2019, we recognized a $161 million foreign exchange gain primarily due to the remeasurement of our Senior Notes denominated in euros, partially offset by the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies of our European and U.S. entities.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the nine months ended September 30, 2019 was $(29.3) million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	October 18, 2019	By:	/s/ Reed Hastings
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated:	October 18, 2019	By:	/s/ Spencer Neumann
Spencer Neumann Chief Financial Officer (Principal financial and accounting officer)