Form 10-K
period 2019-12-31
NETFLIX INC
filed 2020-01-29
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 001-35727
_____________________________________________________________________
Netflix, Inc.
(Exact name of registrant as specified in its charter)
 _____________________________________________________________________

Delaware	77-0467272
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
100 Winchester Circle, Los Gatos, California 95032
(Address and zip code of principal executive offices)
(408) 540-3700
(Registrant’s telephone number, including area code)
 _____________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	NFLX	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None
 _____________________________________________________________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2019 the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $156,930,337,748. Shares of common stock beneficially owned by each executive officer and director of the Registrant and by each person known by the Registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of December 31, 2019, there were 438,806,649 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for Registrant’s 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; operating income and margin; seasonality; liquidity, including cash flows from operations, available funds and access to financing sources; free cash flows; revenues; net income; profitability; stock price volatility; impact of foreign exchange; adequacy of existing office space; the impact of the discontinuance of the LIBO Rate; future regulatory changes; pricing changes; the impact of, and the company's response to new accounting standards; action by competitors; membership growth; partnerships; member viewing patterns; payment of future dividends; obtaining additional capital, including use of the debt market; future obligations; our content and marketing investments, including investments in original programming; amortization; significance and timing of contractual obligations; tax expense; recognition of unrecognized tax benefits; and realization of deferred tax assets. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.	Business
ABOUT US
Netflix, Inc. (“Netflix”, “the Company”, “we”, or “us”) is the world’s leading subscription streaming entertainment service with over 167 million paid streaming memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials. Additionally, over two million members in the United States ("U.S.") subscribe to our legacy DVD-by-mail service.
We are a pioneer in the delivery of streaming entertainment, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for internet-connected screens and have added increasing amounts of content that enable consumers to enjoy entertainment directly on their internet-connected screens. As a result of these efforts, we have experienced growing consumer acceptance of, and interest in, the delivery of streaming entertainment.
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

BUSINESS SEGMENTS
Effective in the fourth quarter of 2019, we operate our business as one global operating segment. Our revenues are primarily derived from monthly membership fees for services related to streaming content to our members. See Note 10, Segment and Geographic Information, in the accompanying notes to our consolidated financial statements for further detail.

COMPETITION
The market for streaming entertainment is intensely competitive and subject to rapid change. We compete against other entertainment video providers, such as multichannel video programming distributors ("MVPDs"), streaming entertainment providers (including those that provide pirated content), video gaming providers and more broadly against other sources of entertainment that our members could choose in their moments of free time. We also compete against streaming entertainment providers and content producers in obtaining content for our service, both for licensed streaming content and for original content projects.
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

SEASONALITY
Our membership growth exhibits a seasonal pattern that reflects variations when consumers buy internet-connected screens and when they tend to increase their viewing. Historically, the first and fourth quarters (October through March) represent our greatest streaming membership growth. In addition, our membership growth can be impacted by our content release schedule and changes to pricing.
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
EMPLOYEES
As of December 31, 2019, we had approximately 8,600 full-time employees.
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
We have experienced significant membership growth over the past several years. Our ability to continue to attract members will depend in part on our ability to consistently provide our members with compelling content choices, effectively market our service, as well as provide a quality experience for selecting and viewing TV series and movies. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain memberships. Competitors include other entertainment video providers, such as MVPDs, and streaming entertainment providers (including those that provide pirated content), as well as video gaming providers and more broadly other sources of entertainment that our members could choose in their moments of free time. If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members. In addition, many of our members rejoin our service or originate from word-of-mouth advertising from existing members. If our efforts to satisfy our existing members are not successful, we may not be able to attract members, and as a result, our ability to maintain and/or grow our business will be adversely affected. Members cancel our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new memberships both to replace canceled memberships and to grow our business beyond our current membership base. While we permit multiple users within the same household to share a single account for non-commercial purposes, if account sharing is abused, our ability to add new members may be hindered and our results of operations may be adversely impacted. If we do not grow as expected, given, in particular, that our content costs are largely fixed in nature and contracted over several years, we may not be able to adjust our expenditures or increase our (per membership) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operation may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing memberships and attracting new memberships, our business will be adversely affected. Further, if excessive numbers of members cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these members with new members.
Changes in competitive offerings for entertainment video, including the potential rapid adoption of piracy-based video offerings, could adversely impact our business.
The market for entertainment video is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Piracy, in particular, threatens to damage our business, as its fundamental proposition to consumers is so compelling and difficult to compete against: virtually all content for free. Furthermore, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet based e-commerce or entertainment video providers are increasing their streaming video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content and significant financial, marketing and other resources. They may secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully or profitably compete with current and new competitors, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.
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
As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of original programming, including TV series and movies. We believe that original programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain members. To the extent our original programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted. As we expand our original programming, we have become responsible for production costs and other expenses, such as ongoing guild payments. We also take on risks associated with production, such as completion and key talent risk. Negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of our original programming.  We may face potential liability or may suffer losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our original programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well received by our members, or could be damaging to our brand or business.
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
Our ability to provide our members with content they can watch depends on studios, content providers and other rights holders licensing rights, including distribution rights, to such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such licenses vary. As content providers develop their own streaming services, they may be unwilling to provide us with access to certain content, including popular series or movies. If the studios, content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to stream content to our members may be adversely affected and/or our costs could increase. Certain licenses for content provide for the studios or other content providers to withdraw content from our service relatively quickly. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we see the cost of certain programming increase. As we seek to differentiate our service, we are increasingly focused on securing certain exclusive rights when obtaining content, including original content. We are also focused on programming an overall mix of content that delights our members in a cost efficient manner. Within this context, we are selective about the titles we add and renew to our service. If we do not maintain a compelling mix of content, our membership acquisition and retention may be adversely affected.
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
We are expanding our operations internationally, scaling our streaming service to effectively and reliably handle anticipated growth in both members and features related to our service, ramping up our ability to produce original content, as well as continuing to operate our DVD service within the U.S. As our international offering evolves, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and streaming video, as well as differing legal and regulatory environments. As we scale our streaming service, we are developing technology and utilizing third-party “cloud” computing services. As we ramp up our original content production, we are building out expertise in a number of disciplines, including creative, marketing, legal, finance, licensing, merchandising and other resources related to the development and physical production of content. Further, we may expand our content offering in a manner that is not well received by consumers. As we grow our operations, we may face integration and operational challenges as well as potential unknown liabilities and reputational concerns in connection with partners we work with or companies we may acquire or control. If we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices related to our streaming operations and original content, our business may be adversely affected.
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

•	difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, including local ownership requirements for streaming content providers;

•
regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction;

•
foreign intellectual property laws, such as the EU copyright directive, or changes to such laws, which may be less favorable than U.S. law and, among other issues, may impact the economics of creating or distributing content, anti-piracy efforts, or our ability to protect or exploit intellectual property rights;

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

•	profit repatriation and other restrictions on the transfer of funds;

•	differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;

•	new and different sources of competition;

•	censorship requirements that cause us to remove or edit popular content, leading to consumer disappointment, brand tarnishment or dissatisfaction with our service;

•	low usage and/or penetration of internet-connected consumer electronic devices;

•	different and more stringent user protection, data protection, privacy and other laws, including data localization and/or restrictions on data export, and local ownership requirements;

•	availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;

•	differing, and often more lenient, laws and consumer understanding/attitudes regarding the illegality of piracy;

•	negative impacts from trade disputes; and

•
implementation of regulations designed to stimulate the local production of film and TV series in order to promote and preserve local culture and economic activity, including local content quotas, investment obligations, and levies to support local film funds. For example, the European Union recently revised its Audio Visual Media Services Directive to require that European works comprise at least thirty (30) percent of media service providers’ catalogs, and to require prominence of those works.

Our failure to manage any of these risks successfully could harm our international operations and our overall business, and results of our operations.
We are subject to taxation related risks in multiple jurisdictions.
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by jurisdictional tax authorities, which may have a significant impact on our global provision for income taxes.
Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies. Many countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in countries where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.
If we fail to maintain or, in newer markets establish, a positive reputation concerning our service, including the content we offer, we may not be able to attract or retain members, and our operating results may be adversely affected.
We believe that a positive reputation concerning our service is important in attracting and retaining members. To the extent our content, in particular, our original programming, is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. To the extent our content is deemed controversial or offensive by government regulators, we may face direct or indirect retaliatory action or behavior, including being required to remove such content from our service, our entire service could be banned and/or become subject to heightened regulatory scrutiny across our business and operations. We could also face boycotts which could adversely affect our business. Furthermore, to the extent our response to government action or our marketing, customer service and public relations efforts are not effective or result in negative reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. With newer markets, we also need to establish our reputation with consumers and to the extent we are not successful in creating positive impressions, our business in these newer markets may be adversely impacted.
Changes in how we market our service could adversely affect our marketing expenses and membership levels may be adversely affected.
We utilize a broad mix of marketing and public relations programs, including social media sites, to promote our service and content to existing and potential new members. We may limit or discontinue use or support of certain marketing sources or activities if advertising rates increase or if we become concerned that members or potential members deem certain marketing platforms or practices intrusive or damaging to our brand. If the available marketing channels are curtailed, our ability to engage members and attract new members may be adversely affected.

Companies that promote our service may decide that we negatively impact their business or may make business decisions that in turn negatively impact us. For example, if they decide that they want to compete more directly with us, enter a similar business or exclusively support our competitors, we may no longer have access to their marketing channels. We also acquire a number of members who rejoin our service having previously canceled their membership. If we are unable to maintain or replace our sources of members with similarly effective sources, or if the cost of our existing sources increases, our member levels and marketing expenses may be adversely affected.
We utilize marketing to promote our content, drive conversation about our content and service, and drive viewing by our members. To the extent we promote our content inefficiently or ineffectively, we may not obtain the expected acquisition and retention benefits and our business may be adversely affected.
We rely upon a number of partners to make our service available on their devices.
We currently offer members the ability to receive streaming content through a host of internet-connected screens, including TVs, digital video players, television set-top boxes and mobile devices. We have agreements with various cable, satellite and telecommunications operators to make our service available through the television set-top boxes of these service providers, some of whom may have investments in competing streaming content providers. In many instances, our agreements also include provisions by which the partner bills consumers directly for the Netflix service or otherwise offers services or products in connection with offering our service. If partners or other providers do a better job of connecting consumers with content they want to watch, for example through multi-service discovery interfaces, our service may be adversely impacted. We intend to continue to broaden our relationships with existing partners and to increase our capability to stream TV series and movies to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory, business or other impediments to delivering our streaming content to our members via these devices, our ability to retain members and grow our business could be adversely impacted.
Our agreements with our partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities other than Netflix and while these entities should be responsible for the devices’ performance, the connection between these devices and Netflix may nonetheless result in consumer dissatisfaction toward Netflix and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices, or may lead to us to stop supporting the delivery of our service on certain legacy devices. If partners do not update or otherwise modify their devices, or if we discontinue support for certain devices, our service and our members' use and enjoyment could be negatively impacted.
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
Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, and cybersecurity risks. Interruptions in these systems, or with the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver our service. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our membership service to existing and potential members.
Our computer systems and those of third parties we use in our operations are subject to cybersecurity threats, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information and other data, confidential information or intellectual property. Additionally, outside parties may attempt to induce employees or users to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including member and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems, but the techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate or prevent unauthorized access. Because of our prominence, we (and/or third parties we use) may be a particularly attractive target for such attacks, and from time to time, we have experienced an unauthorized release of certain digital content assets. However, to date these unauthorized releases have not had a material impact on our service, systems or business. There is no assurance that hackers may not have a material impact on our service or systems in the future. Our insurance does not cover expenses related to such disruptions or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of memberships and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.
We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks to help us stream TV series and movies in high volume to Netflix members over the internet. Problems faced by us or our third-party “cloud” computing or other network providers, including technological or business-related disruptions, as well as cybersecurity threats and regulatory interference, could adversely impact the experience of our members.
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
We utilize a combination of proprietary and third-party technology to operate our business. This includes the technology that we have developed to recommend and merchandise content to our consumers as well as enable fast and efficient delivery of content to our members and their various consumer electronic devices. For example, we have built and deployed our own content-delivery network (“CDN”). To the extent Internet Service Providers (“ISPs”) do not interconnect with our CDN or charge us to access their networks, or if we experience difficulties in our CDN’s operation, our ability to efficiently and effectively deliver our streaming content to our members could be adversely impacted and our business and results of operation could be adversely affected. Likewise, if our recommendation and merchandising technology does not enable us to predict and recommend titles that our members will enjoy, our ability to attract and retain members may be adversely affected. We also utilize third-party technology to help market our service, process payments, and otherwise manage the daily operations of our business. If our technology or that of third-parties we utilize in our operations fails or otherwise operates improperly, including as a result of “bugs” in our development and deployment of software, our ability to operate our service, retain existing members and add new members may be impaired. Any harm to our members’ personal computers or other devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.
If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses.
The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. As our service and others like us gain traction in international markets, governments are increasingly looking to introduce new or extend legacy regulations to these services, in particular those related to broadcast media and tax. For example, recent changes to European law enables individual member states to impose levies and other financial obligations on media operators located outside their jurisdiction. We anticipate that several jurisdictions may, over time, impose greater financial and regulatory obligations on us. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

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
Privacy concerns could limit our ability to collect and leverage member personal information and other data and disclosure of member personal information and other data could adversely impact our business and reputation.
In the ordinary course of business and in particular in connection with content acquisition and merchandising our service to our members, we collect and utilize information supplied by our members, which may include personal information and other data. We currently face certain legal obligations regarding the manner in which we treat such information, including but not limited to Regulation (EU) 2016/679 (also known as the General Data Protection Regulation or “GDPR”) and the California Consumer Privacy Act ("CCPA"). Any actual or perceived failure to comply with the GDPR, the CCPA, other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.
Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect, transfer and use information and other data, could have an adverse effect on our business. In addition, if we were to disclose information and other data about our members in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results. Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of customer and other personal information, such as laws regarding data localization and/or restrictions on data export. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.
Our reputation and relationships with members would be harmed if member personal information and other data, particularly billing data, were to be accessed by unauthorized persons.
We maintain personal information and other data regarding our members, including names and billing information. This information and data is maintained on our own systems as well as that of third parties we use in our operations. With respect to billing information, such as credit card numbers, we rely on encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our members’ information and other data. Despite these measures we, our payment processing services or other third-party services we use such as AWS, could experience an unauthorized intrusion into our members’ information and other data. In the event of such a breach, current and potential members may become unwilling to provide the information to us necessary for them to remain or become members. We also may be required to notify regulators about any actual or perceived data breach (including the EU Lead Data Protection

Authority) as well as the individuals who are affected by the incident within strict time periods. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. We also maintain personal information and other data concerning our employees, as well as personal information of others working on our productions. Should an unauthorized intrusion into our members’ or employees’ personal information and other data and/or production personal information occur, our business could be adversely affected and our larger reputation with respect to data protection could be negatively impacted.
We are subject to payment processing risk.
Our members pay for our service using a variety of different payment methods, including credit and debit cards, gift cards, prepaid cards, direct debit, online wallets and direct carrier and partner billing. We rely on internal systems as well as those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules and regulations, including additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules or regulations concerning payments, loss of payment partners and/or disruptions or failures in our payment processing systems, partner systems or payment products, including products we use to update payment information, our revenue, operating expenses and results of operation could be adversely impacted. In certain instances, we leverage third parties such as our cable and other partners to bill subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to transition subscribers or otherwise find alternative methods of collecting payments, which could adversely impact member acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.
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
We currently hold various domain names relating to our brand, including Netflix.com. Failure to protect our domain names could adversely affect our reputation and brand and make it more difficult for users to find our website and our service. We may be unable, without significant cost or at all, to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights.
Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our website, streaming technology, our recommendation and merchandising technology, title selection processes and marketing activities.
Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content we produce and distribute through our service. We use the intellectual property of third parties in creating some of our content, merchandising our products and marketing our service. From time to time, third parties allege that we have violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the internet. We have not searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current website, streaming technology, our recommendation and merchandising technology or inability to market our service or merchandise our products. We may also have to remove content from our service, or remove consumer products or marketing materials from the marketplace. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.
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
From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. Our cash flows provided by our operating activities have been negative in each of the last five years, primarily as a result of our decision to increase the amount of original streaming content available on our service. We expect our cash flows from operations to continue to be negative for some time, and anticipate seeking additional capital. The decision to obtain additional capital will depend on, among other things, our business plans, operating performance and condition of the capital markets. Any disruption in the capital markets could make it more difficult and expensive for us to raise additional capital or refinance our existing indebtedness. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Any large equity or equity-linked offering could also negatively impact our stock price.
We have a substantial amount of indebtedness and other obligations, including streaming content obligations, which could adversely affect our financial position.
We have a substantial amount of indebtedness and other obligations, including streaming content obligations. Moreover, we expect to incur substantial additional indebtedness in the future and to incur other obligations, including additional streaming content obligations. If the financial markets become difficult or costly to access, our ability to raise additional capital may be negatively impacted. As of December 31, 2019, we had the equivalent of $14.9 billion aggregate principal amount of senior notes outstanding (“Notes”), some of which is denominated in currencies other than the U.S. dollar. In addition, we have entered into a revolving credit agreement that provides for a $750 million unsecured revolving credit facility. As of December 31, 2019, we have not borrowed any amount under this revolving credit facility. As of December 31, 2019, we had approximately $7.7 billion of total content liabilities as reflected on our consolidated balance sheet, some of which is denominated in currencies other than the U.S. dollar. Such amount does not include streaming content commitments that do not meet the criteria for liability recognition, the amounts of which are significant. For more information on our streaming content obligations, including those not on our consolidated balance sheet, see Note 5, Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Our substantial indebtedness and other obligations, including streaming content obligations, may:

•	make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our Notes and our other obligations;

•	limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;

•	increase our cost of borrowing;

•	limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;

•	require us to use a substantial portion of our cash flow from operations to make debt service payments and pay our other obligations when due;

•	limit our flexibility to plan for, or react to, changes in our business and industry;

•	place us at a competitive disadvantage compared to our less leveraged competitors; and

•	increase our vulnerability to the impact of adverse economic and industry conditions, including changes in interest rates and foreign exchange rates.
Our streaming obligations include large multi-year commitments. As a result, we may be unable to react to any downturn in the economy or reduction in our cash flows from operations by reducing our streaming content obligations in the near-term. This could result in our needing to access the capital markets at an unfavorable time, which may negatively impact our stock price.
The interest rate of borrowings under our revolving credit agreement makes reference to an adjusted London interbank offered rate ("LIBO Rate"). It is possible that beginning in 2022, the LIBO Rate will be discontinued as a reference rate. Under our revolving credit agreement, in the event of the discontinuance of the LIBO Rate, a mutually agreed-upon alternate benchmark rate will be established to replace the LIBO Rate.  In the event that an agreement cannot be reached on an appropriate benchmark rate, the availability of borrowings under our revolving credit agreement could be adversely impacted.
We may not be able to generate sufficient cash to service our debt and other obligations.
Our ability to make payments on our debt, including our Notes, and our other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. In each of the last five years, our cash flows from operating activities have been negative. We may be unable to attain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, including the Notes, and other obligations, including amounts due under our streaming content obligations.
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
We rely on the continued service of our senior management, including our Chief Executive Officer and co-founder Reed Hastings, members of our executive team and other key employees and the hiring of new qualified employees. In our industry, there is substantial and continuous competition for highly-skilled business, product development, technical, creative and other personnel. If we experience high executive turnover, are not successful in recruiting new personnel or in retaining and motivating existing personnel, in instilling our culture in new employees, or improving our culture as we grow, our operations may be disrupted.
Labor disputes may have an adverse effect on the Company’s business.
Our partners, suppliers, vendors and we employ the services of writers, directors, actors and other talent as well as trade employees and others who are subject to collective bargaining agreements in the motion picture industry, both in the U.S. and internationally. Expiring collective bargaining agreements may be renewed on terms that are unfavorable to us. If expiring collective bargaining agreements cannot be renewed, then it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs or operating complexities in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on our business by causing delays in production, added costs or by reducing profit margins.
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
 Given the dynamic nature of our business, and the inherent limitations in predicting the future, forecasts of our revenues, operating margins, net income and number of paid membership additions and other financial and operating data may differ materially from actual results. Such discrepancies could cause a decline in the trading price of our common stock. In addition, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. We base such estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, but actual results may differ from these estimates. For example, we estimate the amortization pattern, beginning with the month of first availability, of any particular licensed or produced television series or movie based upon various factors including historical and estimated viewing patterns. If actual viewing patterns differ from these estimates, the pattern and/or period of amortization would be changed and could affect the timing or recognition of content amortization. If we revise such estimates it could result in greater in-period expenses, which could cause us to miss our earnings guidance or negatively impact the results we report which could negatively impact our stock price.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We have leased principal properties in both Los Gatos, California, which is the location of our corporate headquarters, and in Los Angeles, California, and have entered into leases for additional space in these locations to become available over the next year. In addition, we lease various office and production space throughout the world.

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
Holders
As of December 31, 2019, there were approximately 590 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.

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
The following graph compares, for the five year period ended December 31, 2019, the total cumulative stockholder return on the Company’s common stock, as adjusted for the seven-for-one stock split that occurred in July 2015, with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the RDG Internet Composite Index. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2014, December 31, 2015, December 31, 2016, December 31, 2017, December 31, 2018 and December 31, 2019. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the RDG Internet Composite Index, respectively, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

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
Consolidated Statements of Operations:

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Revenues	$20,156,447	$15,794,341	$11,692,713	$8,830,669	$6,779,511
Operating income	2,604,254	1,605,226	838,679	379,793	305,826
Operating margin	13%	10%	7%	4%	5%
Net income	1,866,916	1,211,242	558,929	186,678	122,641
Earnings per share:
Basic	$4.26	$2.78	$1.29	$0.44	$0.29
Diluted	$4.13	$2.68	$1.25	$0.43	$0.28
Weighted-average common shares outstanding:
Basic	437,799	435,374	431,885	428,822	425,889
Diluted	451,765	451,244	446,814	438,652	436,456

Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net cash used in operating activities	$(2,887,322)	$(2,680,479)	$(1,785,948)	$(1,473,984)	$(749,439)
Free cash flow (1)	(3,274,386)	(3,019,599)	(2,019,659)	(1,659,755)	(920,557)

(1)
Free cash flow is defined as net cash used in operating and investing activities, excluding the non-operational cash flows from purchases, maturities and sales of short-term investments. See Liquidity and Capital Resources in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a reconciliation of "free cash flow" to "net cash used in operating activities."

Consolidated Balance Sheets:

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cash, cash equivalents and short-term investments	$5,018,437	$3,794,483	$2,822,795	$1,733,782	$2,310,715
Total content assets, net (2)	24,504,567	20,102,327	14,668,688	10,975,393	7,192,298
Total assets (3)	33,975,712	25,974,400	19,012,742	13,586,610	10,202,871
Long-term debt	14,759,260	10,360,058	6,499,432	3,364,311	2,371,362
Non-current content liabilities (2)	3,334,323	3,759,026	3,329,796	2,894,654	2,025,095
Total content liabilities (2)	7,747,884	8,440,588	7,497,520	6,515,920	4,801,400
Total stockholders’ equity	7,582,157	5,238,765	3,581,956	2,679,800	2,223,426

(2)
Certain prior period amounts in the Consolidated Balance Sheets related to DVD content assets and liabilities have been reclassified to conform to the current period presentation. See Note 1 Reclassification in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further detail.

(3)
The selected financial data for fiscal year 2019 reflects the adoption of ASU 2016-02, Leases (Topic 842). See Note 3 Balance Sheet Components for further detail. The selected financial data for fiscal years 2018, 2017, 2016, and 2015 do not reflect the adoption of ASU 2016-02.

Other Data:

	As of / Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Global streaming paid memberships at end of period	167,090	139,259	110,644	89,090	70,839
Global streaming paid net membership additions	27,831	28,615	21,554	18,251	16,363

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
This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Results of Operations
The following represents our consolidated performance highlights:

	As of/ Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018	2018 vs. 2017
	(in thousands, except revenue per membership and percentages)
Global Streaming Memberships:
Paid net membership additions	27,831	28,615	21,554	(3)%	33%
Paid memberships at end of period	167,090	139,259	110,644	20%	26%
Average paying memberships	152,984	124,658	99,323	23%	26%
Average monthly revenue per paying membership	$10.82	$10.31	$9.43	5%	9%

Financial Results:
Streaming revenues	$19,859,230	$15,428,752	$11,242,216	29%	37%
DVD revenues	297,217	365,589	450,497	(19)%	(19)%
Total revenues	$20,156,447	$15,794,341	$11,692,713	28%	35%

Operating income	$2,604,254	$1,605,226	$838,679	62%	91%
Operating margin	13%	10%	7%	30%	43%

Consolidated revenues for the year ended December 31, 2019 increased 28% as compared to the year ended December 31, 2018. The increase in our consolidated revenues was due to the 23% growth in average paying memberships and a 5% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes and plan mix, partially offset by unfavorable fluctuations in foreign exchange rates.
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
Streaming Revenues

We derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of December 31, 2019, pricing on our plans ranged from the U.S. dollar equivalent of $3 to $22 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
The following tables summarize streaming revenue and other streaming membership information by region for the years ended December 31, 2019, 2018 and 2017.

United States and Canada (UCAN)

	As of/ Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(in thousands, except revenue per membership and percentages)
Revenues	$10,051,208	$8,281,532	$6,660,859	$1,769,676	21%	$1,620,673	24%
Paid net membership additions	2,905	6,335	5,512	(3,430)	(54)%	823	15%
Paid memberships at end of period	67,662	64,757	58,422	2,905	4%	6,335	11%
Average paying memberships	66,615	61,845	55,660	4,770	8%	6,185	11%
Average monthly revenue per paying membership	$12.57	$11.16	$9.97	$1.41	13%	$1.19	12%
Constant currency change (1)					13%		12%

Europe, Middle East, and Africa (EMEA)

	As of/ Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(in thousands, except revenue per membership and percentages)
Revenues	$5,543,067	$3,963,707	$2,362,813	$1,579,360	40%	$1,600,894	68%
Paid net membership additions	13,960	11,814	8,173	2,146	18%	3,641	45%
Paid memberships at end of period	51,778	37,818	26,004	13,960	37%	11,814	45%
Average paying memberships	44,731	31,601	21,476	13,130	42%	10,125	47%
Average monthly revenue per paying membership	$10.33	$10.45	$9.17	$(0.12)	(1)%	$1.28	14%
Constant currency change (1)					4%		9%

Latin America (LATAM)

	As of/ Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(in thousands, except revenue per membership and percentages)
Revenues	$2,795,434	$2,237,697	$1,642,616	$557,737	25%	$595,081	36%
Paid net membership additions	5,340	6,360	5,509	(1,020)	(16)%	851	15%
Paid memberships at end of period	31,417	26,077	19,717	5,340	20%	6,360	32%
Average paying memberships	28,391	22,767	16,917	5,624	25%	5,850	35%
Average monthly revenue per paying membership	$8.21	$8.19	$8.09	$0.02	—%	$0.10	1%
Constant currency change (1)					13%		13%

Asia-Pacific (APAC)

	As of/ Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(in thousands, except revenue per membership and percentages)
Revenues	$1,469,521	$945,816	$575,928	$523,705	55%	$369,888	64%
Paid net membership additions	5,626	4,106	2,360	1,520	37%	1,746	74%
Paid memberships at end of period	16,233	10,607	6,501	5,626	53%	4,106	63%
Average paying memberships	13,247	8,446	5,271	4,801	57%	3,175	60%
Average monthly revenue per paying membership	$9.24	$9.33	$9.11	$(0.09)	(1)%	$0.22	2%
Constant currency change (1)					3%		3%

(1) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the year ended December 31, 2019, our revenues would have been approximately $762 million higher had foreign currency exchange rates remained constant with those for the year ended December 31, 2018.

Cost of Revenues
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

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(in thousands, except percentages)
Cost of revenues	$12,440,213	$9,967,538	$8,033,000	$2,472,675	25%	$1,934,538	24%
As a percentage of revenues	62%	63%	69%

The increase in cost of revenues for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to a $1,684 million increase in content amortization relating to our existing and new streaming content, including more exclusive and original programming. Other costs increased $789 million primarily due to increases in expenses associated with the acquisition, licensing and production of streaming content as well as increased payment processing fees driven by our growing member base.
Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to our marketing partners, including consumer electronics ("CE") manufacturers, MVPDs, mobile operators and ISPs. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities.

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(in thousands, except percentages)
Marketing	$2,652,462	$2,369,469	$1,436,281	$282,993	12%	$933,188	65%
As a percentage of revenues	13%	15%	12%

The increase in marketing expenses for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to a $139 million increase in personnel-related expenses, including increases in compensation for existing employees and growth in average headcount, as well as increased advertising and payments to our marketing partners.
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

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(in thousands, except percentages)
Technology and development	$1,545,149	$1,221,814	$953,710	$323,335	26%	$268,104	28%
As a percentage of revenues	8%	8%	8%

The increase in technology and development expenses for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to a $305 million increase in personnel-related costs, including increases in compensation for existing employees and growth in average headcount to support the increase in our production activity and continued improvements in our streaming service. In addition, third-party expenses, including costs associated with cloud computing, increased $18 million.
General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also includes professional fees and other general corporate expenses.

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(in thousands, except percentages)
General and administrative	$914,369	$630,294	$431,043	$284,075	45%	$199,251	46%
As a percentage of revenues	5%	4%	4%

General and administrative expenses for the year ended December 31, 2019 as compared to the year ended December 31, 2018 increased primarily due to a $233 million increase in personnel-related costs, including increases in compensation for existing employees and growth in average headcount to support the increase in our production activity and continued improvements in our streaming service. In addition, third-party expenses, including costs for contractors and consultants, increased $40 million.
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

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(in thousands, except percentages)
Interest expense	$(626,023)	$(420,493)	$(238,204)	$205,530	49%	$182,289	77%
As a percentage of revenues	(3)%	(3)%	(2)%

Interest expense for the year ended December 31, 2019 consists primarily of $614 million of interest on our Notes. The increase in interest expense for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is due to the increase in long-term debt.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash and cash equivalents.

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(in thousands, except percentages)
Interest and other income (expense)	$84,000	$41,725	$(115,154)	$42,275	101%	$156,879	136%
As a percentage of revenues	—%	—%	(1)%

Interest and other income (expense) for the year ended December 31, 2019 as compared to the year ended December 31, 2018 increased primarily due to a $30 million increase in interest income earned on cash balances, coupled with foreign exchange gains. The foreign exchange gain of $7 million in the year ended December 31, 2019 was primarily driven by the $46 million gain from the remeasurement of our Senior Notes denominated in euros, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies of our European and U.S. entities.
Provision for (Benefit from) Income Taxes

	Year Ended December 31,			Change
	2019	2018	2017	2019 vs. 2018		2018 vs. 2017
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$195,315	$15,216	$(73,608)	$180,099	1,184%	88,824	(121)%
Effective tax rate	9%	1%	(15)%

In connection with the Tax Cuts and Jobs Act of 2017, we simplified our global corporate structure, effective April 1, 2019. The tax impacts of such simplifications were not material to the financial statements taken as a whole. During the fourth quarter of 2019, the United States Treasury issued final regulations with respect to certain aspects related to the Tax Cuts and Jobs Act of 2017. Additional guidance provided in these regulations resulted in a tax adjustment in the fourth quarter of 2019. We paid U.S. Federal taxes for the full year inclusive of this fourth quarter adjustment.
The increase in our effective tax rate for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is primarily due to the global corporate structure simplification, lower benefit from the recognition of excess tax benefits of stock-based compensation, and a lower benefit on a percentage basis from Federal and California research and development ("R&D") credits. The one-time transition tax benefit under Staff Accounting Bulletin No. 118 ("SAB 118") that provided a measurement period to address the U.S. GAAP impacts associated with the Tax Cuts and Jobs Act of 2017 is no longer applicable in 2019.
In 2019, the difference between our 9% effective tax rate and the Federal statutory rate of 21% was primarily due to the recognition of excess tax benefits of stock-based compensation, Federal and California R&D credits, and the international provisions from the U.S. tax reform enacted in 2017, partially offset by state taxes, foreign taxes, and non-deductible expenses.

Liquidity and Capital Resources

	Year Ended December 31,
	2019	2018
	(in thousands)
Cash, cash equivalents and restricted cash	$5,043,786	$3,812,041
Long-term debt	14,759,260	10,360,058

Cash, cash equivalents and restricted cash increased $1,232 million in the year ended December 31, 2019 primarily due to the issuance of debt, partially offset by cash used in operations.
Long-term debt, net of debt issuance costs, increased $4,399 million due to long-term note issuances in 2019. The earliest maturity date for our outstanding long-term debt is February 2021. As of December 31, 2019, no amounts had been borrowed under our $750 million Revolving Credit Agreement. See Note 4 Long-term Debt in the accompanying notes to our consolidated financial statements. We anticipate continuing to finance our future capital needs in the debt market. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Our primary uses of cash include the acquisition, licensing and production of content, streaming delivery, marketing programs and personnel-related costs. Cash payment terms for non-original content have historically been in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to continue to significantly increase our investments in global streaming content, particularly in original content, which will impact our liquidity and result in future net cash used in operating activities and negative free cash flows for many years. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for at least the next twelve months.
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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash used in operating activities	$(2,887,322)	$(2,680,479)	$(1,785,948)
Net cash provided by (used in) investing activities	(387,064)	(339,120)	34,329
Net cash provided by financing activities	4,505,662	4,048,527	3,076,990

Non-GAAP free cash flow reconciliation:
Net cash used in operating activities	(2,887,322)	(2,680,479)	(1,785,948)
Purchases of property and equipment	(253,035)	(173,946)	(173,302)
Change in other assets	(134,029)	(165,174)	(60,409)
Free cash flow	$(3,274,386)	$(3,019,599)	$(2,019,659)

Net cash used in operating activities increased $207 million from the year ended December 31, 2018 to $2,887 million for the year ended December 31, 2019. The increased use of cash was primarily driven by the increase in investments in streaming content that require more upfront payments, partially offset by a $4,362 million or 28% increase in revenues. The payments for streaming content assets increased $2,567 million, from $12,044 million to $14,611 million, or 21%, as compared to the increase in the amortization of streaming content assets of $1,684 million, from $7,532 million to $9,216 million, or 22%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service, our international expansion and increased content production activities.
Net cash used in investing activities increased $48 million, primarily due to an increase in purchases of property and equipment.
Net cash provided by financing activities increased $457 million due to an increase in the proceeds from the issuance of debt of $507 million from $3,926 million in the year ended December 31, 2018 to $4,433 million in the year ended December 31, 2019. In addition, we had a decrease in the proceeds from the issuance of common stock of $52 million.
Free cash flow was $5,141 million lower than net income for the year ended December 31, 2019 primarily due to $5,394 million of cash payments for streaming content assets over streaming amortization expense and $152 million in other non-favorable working capital differences, partially offset by $405 million of non-cash stock-based compensation expense.

Contractual Obligations
For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of December 31, 2019. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2019:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Streaming content obligations (1)	$19,490,082	$8,477,367	$8,352,731	$2,041,340	$618,644
Debt (2)	20,723,441	736,969	2,581,471	1,705,201	15,699,800
Operating lease obligations (3)	2,756,893	277,642	571,313	521,124	1,386,814
Other purchase obligations (4)	894,108	624,674	232,492	36,612	330
Total	$43,864,524	$10,116,652	$11,738,007	$4,304,277	$17,705,588

(1)
As of December 31, 2019, streaming content obligations were comprised of $4.4 billion included in "Current content liabilities" and $3.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $11.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

Streaming content obligations include amounts related to the acquisition, licensing and production of streaming content. An obligation for the production of content includes non-cancelable commitments under creative talent and employment agreements and other production related commitments. An obligation for the acquisition and licensing of content is incurred at the time we enter into an agreement to obtain future titles. Once a title becomes available, a content liability is recorded on the Consolidated Balance Sheets. Certain agreements include the obligation to license rights for unknown future titles, the ultimate quantity and/or fees for which are not yet determinable as of the reporting date. Traditional film output deals, or certain TV series license agreements where the number of seasons to be aired is unknown, are examples of these types of agreements. The contractual obligations table above does not include any estimated obligation for the unknown future titles, payment for which could range from less than one year to more than five years. However, these unknown obligations are expected to be significant and we believe could include approximately $1 billion to $4 billion over the next three years, with the payments for the vast majority of such amounts expected to occur after the next twelve months. The foregoing range is based on considerable management judgments and the actual amounts may differ. Once we know the title that we will receive and the license fees, we include the amount in the contractual obligations table above.

(2)
Long-term debt obligations include our Notes consisting of principal and interest payments. See Note 4 Long-term Debt in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.

(3)
See Note 3 Leases in the accompanying notes to our consolidated financial statements for further details regarding leases. As of December 31, 2019, the Company has additional operating leases for real estate that have not yet commenced of $699 million which has been included above. Total lease obligations as of December 31, 2019 increased $1,049 million from $1,708 million as of December 31, 2018 to $2,757 million as of December 31, 2019 due to growth in facilities to support our growing headcount and growing number of original productions.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery and cloud computing costs, as well as other miscellaneous open purchase orders for which we have not received the related services or goods.

As of December 31, 2019, we had gross unrecognized tax benefits of $67 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.
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

Streaming Content
We acquire, license and produce content, including original programing, in order to offer our members unlimited viewing of entertainment. The content licenses are for a fixed fee and specific windows of availability. Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the amortization expense. Payments for content, including additions to streaming assets and the changes in related liabilities, are classified within "Net cash used in operating activities" on the Consolidated Statements of Cash Flows.
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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. At December 31, 2019 the valuation allowance of $135 million was primarily related to foreign tax credits that we are not expected to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2019, our estimated gross unrecognized tax benefits were $67 million of which $57 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.
See Note 8 to the consolidated financial statements for further information regarding income taxes.

Recent Accounting Pronouncements
The information set forth under Note 1 to the consolidated financial statements under the caption “Basis of Presentation and Summary of Significant Accounting Policies” is incorporated herein by reference.

Historical Segment Information
Historically, we reported contribution profit (loss) for three segments: Domestic streaming, International streaming and Domestic DVD, which was reflective of how our chief operating decision maker ("CODM") reviewed financial information for the purposes of making operating decisions, assessing financial performance and allocating resources. Contribution profit (loss) is defined as revenues less cost of revenues and marketing expenses incurred by the segment. Because we increasingly obtain multi-territory or global rights for streaming content, contribution profit (loss) on a regional basis is no longer a meaningful metric reviewed by the CODM or used in the allocation of resources.
Effective in the fourth quarter of 2019, we operate as a single operating segment. Our CODM is our chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
As the transition to one segment occurred during 2019, we are providing supplemental pro-forma information reflecting our historic segment reporting as if it had remained in place for the full year ended December 31, 2019 as follows:

	As of/Year ended December 31, 2019
	Domestic Streaming	International Streaming	Domestic DVD	Consolidated
	(in thousands)
Total paid memberships at end of period	61,043	106,047	2,153
Total paid net membership additions (losses)	2,557	25,274	(553)
Revenues	$9,243,005	$10,616,225	$297,217	$20,156,447
Cost of revenues	4,867,343	7,449,663	123,207	12,440,213
Marketing	1,063,042	1,589,420	—	2,652,462
Contribution profit	$3,312,620	$1,577,142	$174,010	5,063,772
Other operating expenses				2,459,518
Operating income				2,604,254
Other income (expense)				(542,023)
Provision for income taxes				195,315
Net income				$1,866,916

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to interest rate changes and the corresponding changes in the market values of our debt and foreign currency fluctuations.
Interest Rate Risk
At December 31, 2019, our cash equivalents were generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate.

As of December 31, 2019, we had $14.9 billion of debt, consisting of fixed rate unsecured debt in fourteen tranches due between 2021 and 2030. Refer to Note 4 to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.

Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for 50% of the consolidated amount for the year ended December 31, 2019. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen, the Mexican peso and the Brazilian real.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. For the year ended December 31, 2019, our revenues would have been approximately $762 million higher had foreign currency exchange rates remained constant with those for the year ended December 31, 2018.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the year ended December 31, 2019, we recognized a $7 million foreign exchange gain due to the remeasurement of our Senior Notes denominated in euros, partially offset by the remeasurement of cash and content liability positions denominated in currencies other than functional currencies of our European and U.S. entities.
Exchange rate changes had an immaterial impact on cash and cash equivalents in the year ended December 31, 2019.
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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended (the Exchange Act)). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)	Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Netflix, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Netflix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated January 29, 2020 expressed an unqualified opinion thereon.

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
January 29, 2020

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

None.

NETFLIX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Netflix, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 29, 2020 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Content Amortization
Description of the Matter
As disclosed in Note 1 to the consolidated financial statements "Organization and Summary of Significant Accounting Policies", the Company acquires, licenses and produces content, including original programming ("Streaming Content"). The Company amortizes Streaming Content based on factors including historical and estimated viewing patterns.

Auditing the amortization of the Company's Streaming Content is complex and subjective due to the judgmental nature of amortization which is based on an estimate of future viewing patterns. Estimated viewing patterns are based on historical and forecasted viewing. If actual viewing patterns differ from these estimates, the pattern and/or period of amortization would be changed and could affect the timing of recognition of content amortization.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the content amortization process. For example, we tested controls over management's review of the content amortization method and the significant assumptions, including the historical and forecasted viewing hour consumption, used to develop estimated viewing patterns. We also tested management's controls to determine that the data used in the model was complete and accurate.

To test content amortization, our audit procedures included, among others, evaluating the content amortization method, testing the significant assumptions used to develop the estimated viewing patterns and testing the completeness and accuracy of the underlying data. For example, we assessed management's assumptions by comparing them to current viewing trends and current operating information including comparing previous estimates of viewing patterns to actual results. We also performed sensitivity analyses to evaluate the potential changes in the content amortization recorded that could result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2012.
San Jose, California
January 29, 2020

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2019	2018	2017
Revenues	$20,156,447	$15,794,341	$11,692,713
Cost of revenues	12,440,213	9,967,538	8,033,000
Marketing	2,652,462	2,369,469	1,436,281
Technology and development	1,545,149	1,221,814	953,710
General and administrative	914,369	630,294	431,043
Operating income	2,604,254	1,605,226	838,679
Other income (expense):
Interest expense	(626,023)	(420,493)	(238,204)
Interest and other income (expense)	84,000	41,725	(115,154)
Income before income taxes	2,062,231	1,226,458	485,321
Provision for (benefit from) income taxes	195,315	15,216	(73,608)
Net income	$1,866,916	$1,211,242	$558,929
Earnings per share:
Basic	$4.26	$2.78	$1.29
Diluted	$4.13	$2.68	$1.25
Weighted-average common shares outstanding:
Basic	437,799	435,374	431,885
Diluted	451,765	451,244	446,814

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2019	2018	2017
Net income	$1,866,916	$1,211,242	$558,929
Other comprehensive income (loss):
Foreign currency translation adjustments	(3,939)	975	27,409
Change in unrealized gains (losses) on available-for-sale securities, net of tax of $0, $0, and $378, respectively	—	—	599
Total other comprehensive income (loss)	(3,939)	975	28,008
Comprehensive income	$1,862,977	$1,212,217	$586,937

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$1,866,916	$1,211,242	$558,929
Adjustments to reconcile net income to net cash used in operating activities:
Additions to streaming content assets	(13,916,683)	(13,043,437)	(9,805,763)
Change in streaming content liabilities	(694,011)	999,880	900,006
Amortization of streaming content assets	9,216,247	7,532,088	6,197,817
Depreciation and amortization of property, equipment and intangibles	103,579	83,157	71,911
Stock-based compensation expense	405,376	320,657	182,209
Other non-cash items	228,230	81,640	117,864
Foreign currency remeasurement loss (gain) on long-term debt	(45,576)	(73,953)	140,790
Deferred taxes	(94,443)	(85,520)	(208,688)
Changes in operating assets and liabilities:
Other current assets	(252,113)	(200,192)	(234,090)
Accounts payable	96,063	199,198	74,559
Accrued expenses and other liabilities	157,778	150,422	114,337
Deferred revenue	163,846	142,277	177,974
Other non-current assets and liabilities	(122,531)	2,062	(73,803)
Net cash used in operating activities	(2,887,322)	(2,680,479)	(1,785,948)
Cash flows from investing activities:
Purchases of property and equipment	(253,035)	(173,946)	(173,302)
Change in other assets	(134,029)	(165,174)	(60,409)
Purchases of short-term investments	—	—	(74,819)
Proceeds from sale of short-term investments	—	—	320,154
Proceeds from maturities of short-term investments	—	—	22,705
Net cash provided by (used in) investing activities	(387,064)	(339,120)	34,329
Cash flows from financing activities:
Proceeds from issuance of debt	4,469,306	3,961,852	3,020,510
Debt issuance costs	(36,134)	(35,871)	(32,153)
Proceeds from issuance of common stock	72,490	124,502	88,378
Other financing activities	—	(1,956)	255
Net cash provided by financing activities	4,505,662	4,048,527	3,076,990
Effect of exchange rate changes on cash, cash equivalents and restricted cash	469	(39,682)	29,848
Net increase in cash, cash equivalents and restricted cash	1,231,745	989,246	1,355,219
Cash, cash equivalents and restricted cash, beginning of year	3,812,041	2,822,795	1,467,576
Cash, cash equivalents and restricted cash, end of year	$5,043,786	$3,812,041	$2,822,795
Supplemental disclosure:
Income taxes paid	$400,658	$131,069	$113,591
Interest paid	599,132	375,831	213,313
See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$5,018,437	$3,794,483
Current content assets, net	—	5,151,186
Other current assets	1,160,067	748,466
Total current assets	6,178,504	9,694,135
Non-current content assets, net	24,504,567	14,951,141
Property and equipment, net	565,221	418,281
Other non-current assets	2,727,420	910,843
Total assets	$33,975,712	$25,974,400
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,413,561	$4,681,562
Accounts payable	674,347	562,985
Accrued expenses and other liabilities	843,043	481,874
Deferred revenue	924,745	760,899
Total current liabilities	6,855,696	6,487,320
Non-current content liabilities	3,334,323	3,759,026
Long-term debt	14,759,260	10,360,058
Other non-current liabilities	1,444,276	129,231
Total liabilities	26,393,555	20,735,635
Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2019 and 2018; no shares issued and outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.001 par value; 4,990,000,000 shares authorized at December 31, 2019 and December 31, 2018, respectively; 438,806,649 and 436,598,597 issued and outstanding at December 31, 2019 and December 31, 2018, respectively	2,793,929	2,315,988
Accumulated other comprehensive loss	(23,521)	(19,582)
Retained earnings	4,811,749	2,942,359
Total stockholders’ equity	7,582,157	5,238,765
Total liabilities and stockholders’ equity	$33,975,712	$25,974,400

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock and Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2016	430,054,212	$1,599,762	$(48,565)	$1,128,603	$2,679,800
Net income	—	—	—	558,929	558,929
Other comprehensive income	—	—	28,008	—	28,008
Issuance of common stock upon exercise of options	3,338,474	89,425	—	—	89,425
Stock-based compensation expense	—	182,209	—	—	182,209
Cumulative Effect Adjustment of ASU 2016-09	—	—	—	43,585	43,585
Balances as of December 31, 2017	433,392,686	$1,871,396	$(20,557)	$1,731,117	$3,581,956
Net income	—	—	—	1,211,242	1,211,242
Other comprehensive income	—	—	975	—	975
Issuance of common stock upon exercise of options	3,205,911	123,935	—	—	123,935
Stock-based compensation expense	—	320,657	—	—	320,657
Balances as of December 31, 2018	436,598,597	$2,315,988	$(19,582)	$2,942,359	$5,238,765
Net income	—	—	—	1,866,916	1,866,916
Other comprehensive loss	—	—	(3,939)	—	(3,939)
Issuance of common stock upon exercise of options	2,208,052	72,565	—	—	72,565
Stock-based compensation expense	—	405,376	—	—	405,376
Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	2,474	2,474
Balances as of December 31, 2019	438,806,649	$2,793,929	$(23,521)	$4,811,749	$7,582,157

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Summary of Significant Accounting Policies
Description of Business
Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is the world’s leading subscription streaming entertainment service with over 167 million paid streaming memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials. Additionally, over two million members in the United States ("U.S.") subscribe to our legacy DVD-by-mail service.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Reclassification
Certain prior period amounts in the Consolidated Statements of Cash Flows and the Consolidated Balance Sheets have been reclassified to conform to the current period presentation. In the Consolidated Statements of Cash Flows, the amortization of DVD content assets has been reclassified into "Other non-cash items" within "Cash flows from operating activities". In addition, cash flows from the acquisition of DVD content assets have been reclassified into "Change in other assets" within "Cash flows from investing activities". In the Consolidated Balance Sheets, DVD content assets have been reclassified from "Non-current content assets, net" to "Other non-current assets" and DVD content liabilities have been reclassified from "Current content liabilities" and "Non-current content liabilities" to "Accrued expenses and other liabilities" and "Other non-current liabilities", respectively. There is no change to consolidated operating income, net income or cash flows as a result of this change in classification.
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
Recently adopted accounting pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, Leases (Topic 842) in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under prior GAAP. ASU 2016-02 requires that a lessee should recognize a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term on the balance sheet. The Company adopted ASU 2016-02 in the first quarter of 2019 utilizing the modified retrospective transition method through a cumulative-effect adjustment at the beginning of the first quarter of 2019. The Company has elected the package of practical expedients, which allows the Company not to reassess (1) whether any expired or existing contracts as of the adoption date are or contain a lease, (2) lease classification for any expired or existing leases as of the adoption date and (3) initial direct costs for any existing leases as of the adoption date. The Company did not elect to apply the hindsight practical expedient when determining lease term and assessing impairment of right-of-use assets. The adoption of ASU 2016-02 on January 1, 2019 resulted in the recognition of right-of-use assets of approximately $743 million, lease liabilities for operating leases of approximately $813 million and a cumulative-effect adjustment on retained earnings of $2 million on its Consolidated Balance Sheets, with no material impact to its Consolidated Statements of Operations. See Note 3 for further information regarding the impact of the adoption of ASU 2016-02 on the Company's financial statements.
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
Recently issued accounting pronouncements not yet adopted
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in current GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. While the Company is continuing to assess the potential impacts of ASU 2016-13, it does not expect ASU 2016-13 to have a material effect on its financial statements.
Cash Equivalents
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

Trade Receivables
Trade receivables consist primarily of amounts related to members and payment partners that collect membership fees on the Company's behalf. The Company evaluates the need for an allowance for doubtful accounts based on historical collection trends, the financial condition of its payment partners, and external market factors.
Revenue Recognition
The Company's primary source of revenues is from monthly membership fees. Members are billed in advance of the start of their monthly membership and revenues are recognized ratably over each monthly membership period. Revenues are presented net of the taxes that are collected from members and remitted to governmental authorities. The Company is the principal in all its relationships where partners, including consumer electronics (“CE”) manufacturers, multichannel video programming distributors (“MVPDs”), mobile operators and internet service providers (“ISPs”), provide access to the service as the Company retains control over service delivery to its members. Typically, payments made to the partners, such as for marketing, are expensed, but in the case where the price that the member pays is established by the partners and there is no standalone price for the Netflix service (for instance, in a bundle), these payments are recognized as a reduction of revenues.
The following tables summarize streaming revenue, paid net membership additions, and ending paid memberships by region for the years December 31, 2019, 2018 and 2017, respectively:

United States and Canada (UCAN)

	As of/ Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues	$10,051,208	$8,281,532	$6,660,859
Paid net membership additions	2,905	6,335	5,512
Paid memberships at end of period	67,662	64,757	58,422

Europe, Middle East, and Africa (EMEA)

	As of/ Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues	$5,543,067	$3,963,707	$2,362,813
Paid net membership additions	13,960	11,814	8,173
Paid memberships at end of period	51,778	37,818	26,004

Latin America (LATAM)

	As of/ Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues	$2,795,434	$2,237,697	$1,642,616
Paid net membership additions	5,340	6,360	5,509
Paid memberships at end of period	31,417	26,077	19,717

Asia-Pacific (APAC)

	As of/ Year Ended December 31,
	2019	2018	2017
	(in thousands)
Revenues	$1,469,521	$945,816	$575,928
Paid net membership additions	5,626	4,106	2,360
Paid memberships at end of period	16,233	10,607	6,501

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

Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $9.5 billion, $8.0 billion and $6.6 billion for the years ended December 31, 2019, 2018 and 2017, respectively. DVD revenues were $0.3 billion, $0.4 billion, and $0.5 billion for the years ended December 31, 2019, 2018 and 2017, respectively.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift and other prepaid memberships that have not been fully redeemed. As of December 31, 2019, total deferred revenue was $925 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $164 million increase in deferred revenue as compared to the balance of $761 million for the year ended December 31, 2018, is a result of the increase in membership fees billed due to increased memberships and average monthly revenue per paying memberships.
Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to the Company’s partners, including CE manufacturers, MVPDs, mobile operators and ISPs. Advertising expenses include promotional activities such as digital and television advertising. Advertising costs are expensed as incurred. Advertising expenses were $1,879 million, $1,808 million and $1,091 million for the years ended December 31, 2019, 2018 and 2017, respectively. Marketing expenses also include payroll and related expenses for personnel that support the Company's marketing activities.
Research and Development
Research and development expenses consist of payroll and related costs incurred in making improvements to our service offerings. Research and development expenses were $1,673 million, $1,218 million and $981 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in interest and other income (expense). Foreign currency transactions resulted in a gain of $7 million for the year ended December 31, 2019, and in a loss of $1 million and $128 million for the years ended December 31, 2018 and 2017, respectively.
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

	Year ended December 31,
	2019	2018	2017
	(in thousands, except per share data)
Basic earnings per share:
Net income	$1,866,916	$1,211,242	$558,929
Shares used in computation:
Weighted-average common shares outstanding	437,799	435,374	431,885
Basic earnings per share	$4.26	$2.78	$1.29
Diluted earnings per share:
Net income	$1,866,916	$1,211,242	$558,929
Shares used in computation:
Weighted-average common shares outstanding	437,799	435,374	431,885
Employee stock options	13,966	15,870	14,929
Weighted-average number of shares	451,765	451,244	446,814
Diluted earnings per share	$4.13	$2.68	$1.25

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Employee stock options	1,588	330	189

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

2.	Cash, Cash Equivalents and Restricted Cash

The following tables summarize the Company's cash, cash equivalents and restricted cash as of December 31, 2019 and 2018:

	As of December 31, 2019
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$3,103,525	$1,863	$22,161	$3,127,549
Level 1 securities:
Money market funds	1,614,912	—	1,325	1,616,237
Level 2 securities:
Foreign Time Deposits	300,000	—	—	300,000

	$5,018,437	$1,863	$23,486	$5,043,786

	As of December 31, 2018
	Cash and cash equivalents	Non-current Assets	Total
	(in thousands)
Cash	$2,572,685	$16,260	$2,588,945
Level 1 securities:
Money market funds	1,221,798	1,298	1,223,096

	$3,794,483	$17,558	$3,812,041

Other current assets include restricted cash for self insurance. Non-current assets include restricted cash related to workers compensation deposits and letter of credit agreements. Balances as of December 31, 2019 are included in cash, cash equivalents, and restricted cash on the Consolidated Statements of Cash Flows. Foreign time deposits of $300 million, classified as Level 2 securities, were included in Cash and cash equivalents on the Company's Balance Sheet as of December 31, 2019. The fair value of cash equivalents included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.
See Note 4 to the consolidated financial statements for further information regarding the fair value of the Company’s senior notes.

3.	Balance Sheet Components
Content Assets
Content assets consisted of the following:

	As of December 31,
	2019	2018
	(in thousands)

Licensed content, net	$14,703,352	$14,081,463
Produced content, net
Released, less amortization	4,382,685	2,403,896
In production	4,750,664	3,305,126
In development and pre-production	667,866	311,842
	9,801,215	6,020,864

Total	$24,504,567	$20,102,327

Current content assets, net	$—	$5,151,186
Non-current content assets, net	$24,504,567	$14,951,141

As of December 31, 2019, approximately $5,793 million, $3,733 million, and $2,518 million of the $14,703 million unamortized cost of the licensed content is expected to be amortized in each of the next three years. As of December 31, 2019, approximately $1,552 million, $1,187 million, and $882 million of the $4,383 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of December 31, 2019, the amount of accrued participations and residuals was not material.
The following table represents the amortization of streaming content assets:

	Year ended December 31,
	2019	2018	2017
	(in thousands)
Licensed content	$7,242,799	$6,511,689	$5,680,373
Produced content	1,973,448	1,020,399	517,444
Total streaming content	$9,216,247	$7,532,088	$6,197,817

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of December 31,		Estimated Useful Lives (in Years)
	2019	2018
	(in thousands)
Land	$6,125	$6,125
Buildings	33,141	73,468	30 years
Leasehold improvements	354,999	282,028	Over life of lease
Furniture and fixtures	87,465	63,667	3-15 years
Information technology	243,565	224,296	3 years
Corporate aircraft	108,995	62,560	8 years
Machinery and equipment	46,415	55,108	3-5 years
Capital work-in-progress	100,521	19,548
Property and equipment, gross	981,226	786,800
Less: Accumulated depreciation	(416,005)	(368,519)
Property and equipment, net	$565,221	$418,281

Leases
The Company has entered into operating leases primarily for real estate. These leases generally have terms which range from 1 year to 15 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to 15 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in "Other non-current assets" on the Company's December 31, 2019 Consolidated Balance Sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Company's December 31, 2019 Consolidated Balance Sheets.  Based on the present value of the lease payments for the remaining lease term of the Company's existing leases, the Company recognized right-of-use assets of approximately $743 million and lease liabilities for operating leases of approximately $813 million on January 1, 2019. Operating lease right-of-use assets and liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of December 31, 2019, total right-of-use assets and operating lease liabilities were approximately $1,532 million and $1,613 million, respectively. The Company has entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less. These leases are not recorded on the Company's Consolidated Balance Sheets. All operating lease expense is recognized on a straight-line basis over the lease term. For the year ended December 31, 2019, the Company recognized approximately $448 million in total lease costs, which was comprised of $218 million in operating lease costs for right-of-use assets and $230 million in short-term lease costs related to short-term operating leases.
Prior to the adoption of ASU 2016-02 in the first quarter of 2019, the Company recognized minimum rental expense on a straight-line basis over the lease term. The Company used the date of initial possession to begin amortization, which is generally when the Company entered the space and began to make improvements in preparation for intended use. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company recorded minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. Rent expense associated with operating leases was $107 million and $75 million for the years ended December 31, 2018 and December 31, 2017, respectively.
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
Information related to the Company's right-of-use assets and related lease liabilities were as follows:

Year ended December 31,
2019
(in thousands)
Cash paid for operating lease liabilities	$192,084
Right-of-use assets obtained in exchange for new operating lease obligations (1)	1,672,462

(1) Balance includes $743 million for operating leases existing on January 1, 2019.

As of
December 31, 2019

Weighted-average remaining lease term	8.8 years
Weighted-average discount rate	5.0%

Maturities of lease liabilities as of December 31, 2019 were as follows (in thousands):

Due in 12 month period ended December 31,
2020	$248,636
2021	246,148
2022	226,020
2023	211,387
2024	194,506
Thereafter	912,457
2,039,154
Less imputed interest	(425,920)
Total lease liabilities	1,613,234

Current operating lease liabilities	190,622
Non-current operating lease liabilities	1,422,612
Total lease liabilities	$1,613,234

The Company has additional operating leases for real estate of $699 million which have not commenced as of December 31, 2019, and as such, have not been recognized on the Company's Consolidated Balance Sheets. These operating leases are expected to commence in 2020 with lease terms between 1 year and 15 years.

Other Current Assets
Other current assets consisted of the following:

	As of
	December 31, 2019	December 31, 2018
	(in thousands)
Trade receivables	$454,399	$362,712
Prepaid expenses	180,999	178,833
Other receivables	524,669	206,921
Total other current assets	$1,160,067	$748,466

4.	Long-term Debt

As of December 31, 2019, the Company had aggregate outstanding long-term notes of $14,759 million, net of $114 million of issuance costs, with varying maturities (the "Notes"). Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding long-term notes is denominated in foreign currency (comprised of €4,700 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain totaling $46 million for the year ended December 31, 2019).

The following table provides a summary of the Company's outstanding long-term debt and the fair values based on quoted market prices in less active markets as of December 31, 2019 and December 31, 2018:

					Level 2 Fair Value as of
	Principal Amount at Par	Issuance Date	Maturity	Interest Due Dates	December 31, 2019	December 31, 2018
	(in millions)				(in millions)
5.375% Senior Notes	$500	February 2013	February 2021	February and August	$518	$509
5.500% Senior Notes	700	February 2015	February 2022	April and October	744	706
5.750% Senior Notes	400	February 2014	March 2024	March and September	444	407
5.875% Senior Notes	800	February 2015	February 2025	April and October	896	812
4.375% Senior Notes	1,000	October 2016	November 2026	May and November	1,026	915
3.625% Senior Notes (1)	1,459	May 2017	May 2027	May and November	1,565	1,446
4.875% Senior Notes	1,600	October 2017	April 2028	April and October	1,670	1,464
5.875% Senior Notes	1,900	April 2018	November 2028	May and November	2,111	1,851
4.625% Senior Notes (2)	1,234	October 2018	May 2029	May and November	1,378	1,241
6.375% Senior Notes	800	October 2018	May 2029	May and November	916	797
3.875% Senior Notes (3)	1,346	April 2019	November 2029	June and December	1,429	—
5.375% Senior Notes	900	April 2019	November 2029	June and December	960	—
3.625% Senior Notes (4)	1,234	October 2019	June 2030	June and December	1,273	—
4.875% Senior Notes	1,000	October 2019	June 2030	June and December	1,019	—
	$14,873

(1) Debt is denominated in euro with a €1,300 million principal amount. Total proceeds were $1,421 million.
(2) Debt is denominated in euro with a €1,100 million principal amount. Total proceeds were $1,262 million.
(3) Debt is denominated in euro with a €1,200 million principal amount. Total proceeds were $1,343 million.
(4) Debt is denominated in euro with a €1,100 million principal amount. Total proceeds were $1,226 million.
The expected timing of principal and interest payments for these Notes are as follows:

	As of
	December 31, 2019	December 31, 2018
	(in thousands)
Less than one year	$736,969	$538,384
Due after one year and through three years	2,581,471	1,550,581
Due after three years and through five years	1,705,201	1,646,101
Due after five years	15,699,800	11,138,129
Total debt obligations	$20,723,441	$14,873,195

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of December 31, 2019 and December 31, 2018, the Company was in compliance with all related covenants.

Revolving Credit Facility

In July 2017, the Company entered into a $500 million unsecured revolving credit facility (“Revolving Credit Agreement”), with an uncommitted incremental facility to increase the amount of the revolving credit facility by up to an additional $250 million, subject to certain terms and conditions. On March 29, 2019, the agreement was amended to extend the maturity date from July 27, 2022 to March 29, 2024 and to increase the size of the credit facility to $750 million, without impacting the existing uncommitted incremental facility. Revolving loans may be borrowed, repaid and reborrowed until March 29, 2024, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of December 31, 2019, no amounts have been borrowed under the Revolving Credit Agreement.

The borrowings under the Revolving Credit Agreement bear interest, at the Company’s option, of either (i) a floating rate equal to a base rate (the “Alternate Base Rate”) or (ii) a rate equal to an adjusted London interbank offered rate (the “Adjusted LIBO Rate”), plus a margin of 0.75%. The Alternate Base Rate is defined as the greatest of (A) the rate of interest published by the Wall Street Journal, from time to time, as the prime rate, (B) the federal funds rate, plus 0.500% and (C) the Adjusted LIBO Rate for a one-month interest period, plus 1.00%. The Adjusted LIBO Rate is defined as the London interbank offered rate for deposits in U.S. dollars, for the relevant interest period, adjusted for statutory reserve requirements, but in no event shall the Adjusted LIBO Rate be less than 0.00% per annum. Regulatory authorities that oversee financial markets have announced that after the end of 2021, they would no longer compel banks currently reporting information used to set the LIBO Rate to continue to make rate submissions. As a result, it is possible that beginning in 2022, the LIBO Rate will no longer be available as a reference rate. Under the terms of the Company's Revolving Credit Agreement, in the event of the discontinuance of the LIBO Rate, a mutually agreed-upon alternate benchmark rate will be established to replace the LIBO Rate. The Company and Lenders shall in good faith establish an alternate benchmark rate which places the Lenders and the Company in the same economic position that existed immediately prior to the discontinuation of the LIBO Rate. The Company does not anticipate that the discontinuance of the LIBO Rate will materially impact its liquidity or financial position.

The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of December 31, 2019, the Company was in compliance with all related covenants.

5.	Commitments and Contingencies
Streaming Content
At December 31, 2019, the Company had $19.5 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $3.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $11.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
At December 31, 2018, the Company had $19.3 billion of obligations comprised of $4.7 billion included in "Current content liabilities" and $3.8 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $10.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these streaming content obligations is as follows:

	As of December 31,
	2019	2018
	(in thousands)
Less than one year	$8,477,367	$8,611,398
Due after one year and through 3 years	8,352,731	8,841,561
Due after 3 years and through 5 years	2,041,340	1,684,582
Due after 5 years	618,644	148,334
Total streaming content obligations	$19,490,082	$19,285,875

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
A summary of the activities related to the Company’s stock option plans is as follows:

	Shares Available for Grant	Options Outstanding		Weighted- Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in Thousands)
		Number of Shares	Weighted- Average Exercise Price (per Share)
Balances as of December 31, 2016	13,289,953	22,437,347	$44.83
Granted	(2,550,038)	2,550,038	159.56
Exercised	—	(3,338,474)	26.79
Expired	—	(1,561)	3.25
Balances as of December 31, 2017	10,739,915	21,647,350	$61.13
Granted	(2,039,974)	2,039,974	311.66
Exercised	—	(3,205,911)	38.66
Expired	—	(2,135)	$4.60
Balances as of December 31, 2018	8,699,941	20,479,278	$89.61
Granted	(2,588,380)	2,588,380	320.66
Exercised	—	(2,208,052)	32.88
Expired	—	(280)	6.74
Balances as of December 31, 2019	6,111,561	20,859,326	$124.28	5.57	$4,230,013
Vested and exercisable at December 31, 2019		20,859,326	$124.28	5.57	$4,230,013

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2019 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2019. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2019, 2018 and 2017 was $666 million, $863 million and $464 million, respectively.
Cash received from option exercises for the years ended December 31, 2019, 2018 and 2017 was $72 million, $125 million and $88 million, respectively.

Stock-Based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Year Ended December 31,
	2019	2018	2017
Dividend yield	—%	—%	—%
Expected volatility	37% - 41%	40% - 42%	34% - 37%
Risk-free interest rate	1.74% - 2.74%	2.61% - 3.09%	2.24% - 2.45%
Suboptimal exercise factor	3.07 - 3.23	2.80 - 3.01	2.48 - 2.63
Valuation data:
Weighted-average fair value (per share)	$156.60	$157.19	$71.45
Total stock-based compensation expense (in thousands)	405,376	320,657	182,209
Total income tax impact on provision (in thousands)	90,856	67,575	61,842

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
Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated balances of other comprehensive loss, net of tax:

Foreign currency
(in thousands)
Balances as of December 31, 2017	$(20,557)
Other comprehensive income before reclassifications	975
Net decrease in accumulated other comprehensive loss	975
Balances as of December 31, 2018	$(19,582)
Other comprehensive loss before reclassifications	(3,939)
Net increase in accumulated other comprehensive loss	(3,939)
Balances as of December 31, 2019	$(23,521)

8.	Income Taxes
Income before provision for income taxes was as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
United States	$1,719,326	$845,402	$144,100
Foreign	342,905	381,056	341,221
Income before income taxes	$2,062,231	$1,226,458	$485,321

The components of provision for (benefit from) income taxes for all periods presented were as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Current tax provision:
Federal	$21,498	$(22,176)	$54,245
State	45,228	(10,234)	(7,601)
Foreign	223,328	133,146	88,436
Total current	290,054	100,736	135,080
Deferred tax provision:
Federal	(28,003)	(37,396)	(153,963)
State	(54,507)	(52,391)	(52,695)
Foreign	(12,229)	4,267	(2,030)
Total deferred	(94,739)	(85,520)	(208,688)
Provision for (benefit from) income taxes	$195,315	$15,216	$(73,608)

In connection with the Tax Cuts and Jobs Act of 2017 the Company simplified its global corporate structure, effective April 1, 2019. The tax impacts of such simplifications were not material to the financial statements as a whole. During the fourth quarter of 2019, the United States Treasury issued final regulations with respect to certain aspects related to the Tax Cuts and Jobs Act of 2017. Additional guidance provided in these regulations resulted in a tax adjustment in the fourth quarter of 2019. We paid U.S. Federal taxes for the full year inclusive of this fourth quarter adjustment.

A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Expected tax expense at U.S. Federal statutory rates	$433,059	$257,556	$169,860
State income taxes, net of Federal income tax effect	47,909	33,611	6,404
Foreign earnings at other than U.S. rates	56,969	63,519	(87,514)
Federal and California R&D tax credits	(134,523)	(140,749)	(79,868)
Excess tax benefits on stock-based compensation	(148,693)	(191,323)	(157,888)
Impact of the Tax Cuts and Jobs Act of 2017
Rate Change / Transition Tax	—	(71,516)	79,077
Tax effects of the Tax Cuts and Jobs Act	(127,534)	43,099	—
Global corporate structure simplification	35,939	—	—
Nondeductible Officers Compensation	24,111	14,377	28
Other	8,078	6,642	(3,707)
Provision for (benefit from) income taxes	$195,315	$15,216	$(73,608)
Effective Tax Rate	9%	1%	(15)%

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Stock-based compensation	$258,376	$190,451
Federal and California tax R&D credits	408,715	369,023
Foreign tax credits	137,818	218,026
Accruals and reserves	42,450	36,396
Operating leases	349,208	—
Other	6,510	27,203
Gross deferred tax assets	1,203,077	841,099
Depreciation & amortization	(80,921)	(151,678)
Operating leases	(329,168)	—
Gross deferred tax liabilities	(410,089)	(151,678)
Valuation allowance	(134,782)	(124,996)
Net deferred tax assets	$658,206	$564,425

All deferred tax assets are classified as “Other non-current assets” on the Consolidated Balance Sheets as of December 31, 2019 and December 31, 2018. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2019, the valuation allowance of $135 million was primarily related to certain foreign tax credits that are not likely to be realized.
As of December 31, 2019, the Company's Federal R&D tax credit and state tax credit carryforwards for tax return purposes were $251 million, and $256 million, respectively. The Federal R&D tax credit carryforwards expire through 2039. State tax credit carryforwards can be carried forward indefinitely.
As of December 31, 2019, the Company's foreign tax credit carryforwards for U.S. and non-U.S. tax return purposes were $138 million of which a $135 million valuation allowance is placed against non-U.S. foreign tax credits and a $3 million carryforward on the U.S. tax return. The Federal foreign tax credit carryovers expire through 2029.

The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as “Other non-current liabilities” and a reduction of deferred tax assets which is classified as "Other non-current assets" in the Consolidated Balance Sheets. As of December 31, 2019, the total amount of gross unrecognized tax benefits was $67 million, of which $57 million, if recognized, would favorably impact the Company’s effective tax rate. As of December 31, 2018, the total amount of gross unrecognized tax benefits was $48 million, of which $44 million, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balances as of December 31, 2017	$42,902
Increases related to tax positions taken during prior periods	4,486
Decreases related to tax positions taken during prior periods	(17,922)
Increases related to tax positions taken during the current period	18,068
Balances as of December 31, 2018	47,534
Increases related to tax positions taken during prior periods	925
Decreases related to tax positions taken during prior periods	(417)
Increases related to tax positions taken during the current period	18,826
Decreases related to expiration of statute of limitations	(100)
Balances as of December 31, 2019	$66,768

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes and in “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company's provision for income taxes were not material in all the periods presented.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for 2016, 2017, and 2018. The 2009 through 2018 state tax returns are subject to examination by state tax authorities. The Company is also currently under examination in the UK for 2018. The company has no other significant foreign jurisdiction audits underway. The years 2014 through 2018 remain subject to examination by foreign tax authorities.
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
The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 80% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board. During 2019, 2018 and 2017, the Company’s matching contributions totaled $47 million, $27 million and $20 million, respectively.

10.	Segment and Geographic Information
Effective in the fourth quarter of 2019, the Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Historically, the Company reported contribution profit (loss) for three segments: Domestic streaming, International streaming and Domestic DVD, which was reflective of how the Company’s CODM reviewed financial information for purposes of making operating decisions, assessing financial performance and allocating resources. Because the Company increasingly obtains multi-territory or global rights for streaming content, contribution profit (loss) on a regional basis is no longer a meaningful metric reviewed by the CODM or used in the allocation of resources. Instead, the CODM now focuses on the Company's global operating margin as the primary measure of profitability and basis for allocation of resources.
Total U.S. revenues were $9.5 billion, $8.0 billion and $6.6 billion for the years ended December 31, 2019, 2018 and 2017, respectively. See Note 1 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets were located as follows:

	As of December 31,
	2019	2018
	(in thousands)
United States	$1,503,459	$381,947
International	594,047	36,334

11.    Selected Quarterly Financial Data (Unaudited)

	December 31	September 30	June 30	March 31
	(in thousands, except for per share data)
2019
Total revenues	$5,467,434	$5,244,905	$4,923,116	$4,520,992
Gross profit	2,001,411	2,146,986	1,917,459	1,650,378
Net income	586,970	665,244	270,650	344,052
Earnings per share:
Basic	$1.34	$1.52	$0.62	$0.79
Diluted	1.30	1.47	0.60	0.76
2018
Total revenues	$4,186,841	$3,999,374	$3,907,270	$3,700,856
Gross profit	1,453,441	1,468,246	1,504,839	1,400,277
Net income	133,934	402,835	384,349	290,124
Earnings per share:
Basic	$0.31	$0.92	$0.88	$0.67
Diluted	0.30	0.89	0.85	0.64

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015
3.2	Amended and Restated Bylaws	8-K	001-35727	3.1	April 3, 2019
3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013
4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014
4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015
4.5	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015
4.6	Indenture, dated as of October 27, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	October 27, 2016
4.7	First Supplemental Indenture, dated as of September 24, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	10-Q	001-35727	4.7	April 20, 2017
4.8	Indenture, dated as of May 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	May 3, 2017
4.9	Indenture, dated as of October 26, 2017, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	October 26, 2017
4.10	Indenture, dated as of April 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	April 26, 2018
4.11	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (6.375% Senior Notes due 2029)	8-K	001-35727	4.1	October 26, 2018
4.12	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.625% Senior Notes due 2029)	8-K	001-35727	4.3	October 26, 2018
4.13	Indenture, dated as of April 29, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (5.375% Senior Notes due 2029)	8-K	001-35727	4.1	April 29, 2019
4.14	Indenture, dated as of April 29, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.875% Senior Notes due 2029)	8-K	001-35727	4.3	April 29, 2019
4.15	Indenture, dated as of October 25, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.875% Senior Notes due 2030)	8-K	001-35727	4.1	October 25, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.16	Indenture, dated as of October 25, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.625% Senior Notes due 2030)	8-K	001-35727	4.3	October 25, 2019
4.17	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.4†	Description of Director Equity Compensation Plan	8-K	001-35727	Item 5.02	January 24, 2018
10.5†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	February 1, 2013
10.6	Registration Rights Agreement, dated as of February 19, 2014, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 19, 2014
10.7†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014
10.8	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	February 5, 2015
10.9	Registration Rights Agreement, dated as of February 5, 2015, by and among the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	February 5, 2015
10.10	Purchase Agreement, dated as of October 24, 2016, between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	October 27, 2016
10.11	Registration Rights Agreement, dated as of October 27, 2016, by and between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.2	October 27, 2016
10.12	Purchase Agreement, dated as of April 26, 2017, between the Company and Morgan Stanley & Co. International plc, as representative of the Initial Purchasers listed on Schedule 1 thereto.	8-K	001-35727	10.1	April 27, 2017
10.13	Registration Rights Agreement, dated as of May 2, 2017, by and between the Company and Morgan Stanley & Co. International plc, as representative of the Initial Purchasers listed in Schedule 1 thereto	8-K	001-35727	10.1	May 3, 2017
10.14†	Executive Severance and Retention Incentive Plan, as amended and restated as of July 12, 2017	10-Q	001-35727	10.14	July 19, 2017

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.15	Revolving Credit Agreement among the Company, Deutsche bank AG New York Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A. and the administrative agent, dated as of July 27, 2017	10-Q	001-35727	10.15	October 18, 2017
10.16	Purchase Agreement, dated as of October 23, 2017 between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto.	8-K	001-35727	10.1	October 26, 2017
10.17	Purchase Agreement, dated as of October 23, 2018 between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto.	8-K	001-35727	10.1	October 26, 2018
10.18	Purchase Agreement, dated as of October 23, 2018 between the Company and Morgan Stanley & Co. LLC, as representative of the Initial Purchasers listed in Schedule 1 thereto.	8-K	001-35727	10.2	October 26, 2018
10.19	First Amendment Agreement, dated as of March 29, 2019, among Netflix, Inc., the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	001-35727	10.1	April 1, 2019
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
						X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL					X

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

Netflix, Inc.

Dated:	January 29, 2020	By:	/S/ REED HASTINGS
Reed Hastings Chief Executive Officer (principal executive officer)

Dated:	January 29, 2020	By:	/S/ SPENCER NEUMANN
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

Signature	Title	Date

/S/ REED HASTINGS	President, Chief Executive Officer and Director (principal executive officer)	January 29, 2020
Reed Hastings

/S/ SPENCER NEUMANN	Chief Financial Officer (principal financial and accounting officer)	January 29, 2020
Spencer Neumann

/S/ RICHARD BARTON	Director	January 29, 2020
Richard Barton

/S/ TIMOTHY M. HALEY	Director	January 29, 2020
Timothy M. Haley

/S/ JAY C. HOAG	Director	January 29, 2020
Jay C. Hoag

/S/ ANN MATHER	Director	January 29, 2020
Ann Mather

/S/ SUSAN RICE	Director	January 29, 2020
Susan Rice

/S/ MATHIAS DÖPFNER	Director	January 29, 2020
Mathias Döpfner

/S/ LESLIE J. KILGORE	Director	January 29, 2020
Leslie J. Kilgore

/S/ BRAD SMITH	Director	January 29, 2020
Brad Smith

/S/ ANNE SWEENEY	Director	January 29, 2020
Anne Sweeney

/S/ RODOLPHE BELMER	Director	January 29, 2020
Rodolphe Belmer