Form 10-Q
period 2020-03-31
NETFLIX INC
filed 2020-04-21
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2020, there were 439,780,618 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2020	March 31, 2019
Revenues	$5,767,691	$4,520,992
Cost of revenues	3,599,701	2,870,614
Marketing	503,830	616,578
Technology and development	453,817	372,764
General and administrative	252,087	201,952
Operating income	958,256	459,084
Other income (expense):
Interest expense	(184,083)	(135,529)
Interest and other income (expense)	21,697	76,104
Income before income taxes	795,870	399,659
Provision for income taxes	86,803	55,607
Net income	$709,067	$344,052

Earnings per share:
Basic	$1.61	$0.79
Diluted	$1.57	$0.76
Weighted-average common shares outstanding:
Basic	439,352	436,947
Diluted	452,494	451,922

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Net income	$709,067	$344,052
Other comprehensive loss:
Foreign currency translation adjustments	(23,533)	(6,018)
Comprehensive income	$685,534	$338,034

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities:
Net income	$709,067	$344,052
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Additions to content assets	(3,294,275)	(2,997,746)
Change in content liabilities	258,945	(14,698)
Amortization of content assets	2,483,385	2,124,686
Depreciation and amortization of property, equipment and intangibles	28,517	23,561
Stock-based compensation expense	97,019	101,200
Other non-cash items	65,448	45,708
Foreign currency remeasurement gain on debt	(93,060)	(57,600)
Deferred taxes	46,619	6,627
Changes in operating assets and liabilities:
Other current assets	(127,353)	(32,076)
Accounts payable	(149,153)	(124,467)
Accrued expenses and other liabilities	214,191	157,647
Deferred revenue	62,008	47,793
Other non-current assets and liabilities	(41,446)	(4,486)
Net cash provided by (used in) operating activities	259,912	(379,799)
Cash flows from investing activities:
Purchases of property and equipment	(98,015)	(60,381)
Change in other assets	(288)	(19,722)
Net cash used in investing activities	(98,303)	(80,103)
Cash flows from financing activities:
Proceeds from issuance of common stock	43,694	22,972
Net cash provided by financing activities	43,694	22,972
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(70,902)	(5,014)
Net increase (decrease) in cash, cash equivalents and restricted cash	134,401	(441,944)
Cash, cash equivalents and restricted cash at beginning of period	5,043,786	3,812,041
Cash, cash equivalents and restricted cash at end of period	$5,178,187	$3,370,097
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,151,884	$5,018,437
Other current assets	1,295,897	1,160,067
Total current assets	6,447,781	6,178,504
Content assets, net	25,266,889	24,504,567
Property and equipment, net	650,455	565,221
Other non-current assets	2,694,785	2,727,420
Total assets	$35,059,910	$33,975,712
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,761,585	$4,413,561
Accounts payable	545,488	674,347
Accrued expenses and other liabilities	1,061,090	843,043
Deferred revenue	986,753	924,745
Short-term debt	498,809	—
Total current liabilities	7,853,725	6,855,696
Non-current content liabilities	3,206,051	3,334,323
Long-term debt	14,170,692	14,759,260
Other non-current liabilities	1,420,148	1,444,276
Total liabilities	26,650,616	26,393,555
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at March 31, 2020 and December 31, 2019; 439,780,618 and 438,806,649 issued and outstanding at March 31, 2020 and December 31, 2019, respectively	2,935,532	2,793,929
Accumulated other comprehensive loss	(47,054)	(23,521)
Retained earnings	5,520,816	4,811,749
Total stockholders’ equity	8,409,294	7,582,157
Total liabilities and stockholders’ equity	$35,059,910	$33,975,712

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2020	March 31, 2019
Total stockholders' equity, beginning balances	$7,582,157	$5,238,765

Common stock and additional paid-in capital:
Beginning balances	$2,793,929	$2,315,988
Issuance of common stock upon exercise of options	44,584	22,585
Stock-based compensation expense	97,019	101,200
Ending balance	$2,935,532	$2,439,773

Accumulated other comprehensive loss:
Beginning balances	$(23,521)	$(19,582)
Other comprehensive loss	(23,533)	(6,018)
Ending balance	$(47,054)	$(25,600)

Retained earnings:
Beginning balances	$4,811,749	$2,942,359
Net income	709,067	344,052
Adoption of ASU 2016-02, Leases (Topic 842)	—	2,474
Ending balances	$5,520,816	$3,288,885

Total stockholders' equity, ending balances	$8,409,294	$5,703,058

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim consolidated financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (the “SEC”) on January 29, 2020. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the content asset amortization policy and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Interim results are not necessarily indicative of the results for a full year.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments—Credit Losses (Topic 326), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted ASU 2016-13 in the first quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors. The Company will continue to actively monitor the impact of the recent coronavirus (COVID-19) pandemic on expected credit losses.

2. Revenue Recognition
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
The following tables summarize streaming revenue, paid net membership additions, and paid memberships at end of period by region for the three months ended March 31, 2020 and March 31, 2019, respectively:

United States and Canada (UCAN)

	As of/ Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Revenues	$2,702,776	$2,256,851
Paid net membership additions	2,307	1,876
Paid memberships at end of period (1)	69,969	66,633

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Revenues	$1,723,474	$1,233,379
Paid net membership additions	6,956	4,724
Paid memberships at end of period (1)	58,734	42,542

Latin America (LATAM)

	As of/ Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Revenues	$793,453	$630,472
Paid net membership additions	2,901	1,470
Paid memberships at end of period (1)	34,318	27,547

Asia-Pacific (APAC)

	As of/ Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Revenues	$483,660	$319,602
Paid net membership additions	3,602	1,534
Paid memberships at end of period (1)	19,835	12,141

(1) A paid membership (also referred to as a paid subscription) is defined as a membership that has the right to receive Netflix service following sign-up and a method of payment being provided, and that is not part of a free trial or other promotional offering by the Company to certain new and rejoining members. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations generally become effective at the end of the prepaid membership period. Involuntary cancellations, as a result of a failed method of payment, becomes effective immediately. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by the Company’s internal systems, which utilize industry standard geo-location technology.

Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $2.5 billion and $2.2 billion for the three months ended March 31, 2020 and 2019, respectively. DVD revenues were $64 million and $81 million for the three months ended March 31, 2020 and March 31, 2019, respectively.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of March 31, 2020, total deferred revenue was $987 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $62 million increase in deferred revenue as compared to the balance of $925 million for the year ended December 31, 2019 is a result of the increase in membership fees billed due to increased memberships.

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

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands, except per share data)
Basic earnings per share:
Net income	$709,067	$344,052
Shares used in computation:
Weighted-average common shares outstanding	439,352	436,947
Basic earnings per share	$1.61	$0.79

Diluted earnings per share:
Net income	$709,067	$344,052
Shares used in computation:
Weighted-average common shares outstanding	439,352	436,947
Employee stock options	13,142	14,975
Weighted-average number of shares	452,494	451,922
Diluted earnings per share	$1.57	$0.76

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Employee stock options	1,516	652

4. Cash, Cash Equivalents and Restricted Cash

The following tables summarize the Company's cash, cash equivalents, and restricted cash as of March 31, 2020 and December 31, 2019:

	As of March 31, 2020
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$3,100,789	$2,514	$23,536	$3,126,839
Level 1 securities:
Money market funds	1,751,095	—	253	1,751,348
Level 2 securities:
Foreign Time Deposits	300,000	—	—	300,000

	$5,151,884	$2,514	$23,789	$5,178,187

	As of December 31, 2019
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$3,103,525	$1,863	$22,161	$3,127,549
Level 1 securities:
Money market funds	1,614,912	—	1,325	1,616,237
Level 2 securities:
Foreign Time Deposits	300,000	—	—	300,000

	$5,018,437	$1,863	$23,486	$5,043,786

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
There were no material gross realized gains or losses in the three months ended March 31, 2020 and 2019, respectively.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Licensed content, net	$14,637,502	$14,703,352

Produced content, net
Released, less amortization	4,638,736	4,382,685
In production	5,282,350	4,750,664
In development and pre-production	708,301	667,866
	10,629,387	9,801,215

Total	$25,266,889	$24,504,567

As of March 31, 2020, approximately $5,736 million, $3,760 million, and $2,478 million of the $14,638 million unamortized cost of the licensed content is expected to be amortized in each of the next three years.  As of March 31, 2020, approximately $1,645 million, $1,276 million, and $941 million of the $4,639 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of March 31, 2020, the amount of accrued participations and residuals was not material.
The following table represents the amortization of content assets:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Licensed content	$1,860,170	$1,774,289
Produced content	623,215	350,397
Total	$2,483,385	$2,124,686

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	March 31, 2020	December 31, 2019	Estimated Useful Lives
	(in thousands)
Land	$6,125	$6,125
Buildings	34,459	33,141	30 years
Leasehold improvements	361,648	354,999	Over life of lease
Furniture and fixtures	87,925	87,465	3-15 years
Information technology	249,440	243,565	3 years
Corporate aircraft	109,619	108,995	8 years
Machinery and equipment	43,776	46,415	3-5 years
Capital work-in-progress	194,019	100,521
Property and equipment, gross	1,087,011	981,226
Less: Accumulated depreciation	(436,556)	(416,005)
Property and equipment, net	$650,455	$565,221

Leases
The Company has entered into operating leases primarily for real estate. These operating leases are included in "Other non-current assets" on the Company's Consolidated Balance Sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Company's Consolidated Balance Sheets.  As of March 31, 2020, total right-of-use assets were approximately $1,502 million and total operating lease liabilities were approximately $1,596 million, of which $196 million and $1,400 million were classified in "Accrued expenses and other liabilities" and "Other non-current liabilities", respectively. As of December 31, 2019, total right-of-use assets were approximately $1,532 million and total operating lease liabilities were approximately $1,613 million, of which $190 million and $1,423 million were classified in "Accrued expenses and other liabilities" and "Other non-current liabilities", respectively. The Company has entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less. These leases are not recorded on the Company's Consolidated Balance Sheets. All operating lease expense is recognized on a straight-line basis over the lease term.
Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.
Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Cash paid for operating lease liabilities	$57,490	$37,653
Right-of-use assets obtained in exchange for new operating lease obligations (1)	51,824	842,395

(1) In the three months ended March 31, 2019, the balance includes $743 million for operating leases existing on January 1, 2019.

Other Current Assets
Other current assets consisted of the following:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Trade receivables	$539,916	$454,399
Prepaid expenses	214,350	180,999
Other receivables	541,631	524,669
Total other current assets	$1,295,897	$1,160,067

6. Debt
As of March 31, 2020, the Company had aggregate outstanding notes of $14,670 million, net of $110 million of issuance costs, with varying maturities (the "Notes"). Of the outstanding balance, $499 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2019, the Company had aggregate outstanding long-term notes of $14,759 million, net of $114 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding notes is denominated in foreign currency (comprised of €4,700 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain totaling $93 million for the quarter ended March 31, 2020).
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of March 31, 2020 and December 31, 2019:

	Principal Amount at Par				Level 2 Fair Value as of
	March 31, 2020	December 31, 2019	Issuance Date	Maturity	March 31, 2020	December 31, 2019
	(in millions)				(in millions)
5.375% Senior Notes	$500	$500	February 2013	February 2021	$507	$518
5.500% Senior Notes	700	700	February 2015	February 2022	722	744
5.750% Senior Notes	400	400	February 2014	March 2024	426	444
5.875% Senior Notes	800	800	February 2015	February 2025	847	896
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,018	1,026
3.625% Senior Notes (1)	1,433	1,459	May 2017	May 2027	1,433	1,565
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,632	1,670
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	2,047	2,111
4.625% Senior Notes (1)	1,212	1,234	October 2018	May 2029	1,246	1,378
6.375% Senior Notes	800	800	October 2018	May 2029	883	916
3.875% Senior Notes (1)	1,323	1,346	April 2019	November 2029	1,303	1,429
5.375% Senior Notes	900	900	April 2019	November 2029	942	960
3.625% Senior Notes (1)	1,212	1,234	October 2019	June 2030	1,191	1,273
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,024	1,019
	$14,780	$14,873

(1) The following Senior Notes have a principal amount denominated in euro: 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
The expected timing of principal and interest payments for these Notes are as follows:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Less than one year	$1,233,206	$736,969
Due after one year and through three years	2,060,732	2,581,471
Due after three years and through five years	2,502,066	1,705,201
Due after five years	14,791,650	15,699,800
Total debt obligations	$20,587,654	$20,723,441

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of March 31, 2020 and December 31, 2019, the Company was in compliance with all related covenants.
Revolving Credit Facility
As of March 31, 2020, the Company has a $750 million unsecured revolving credit facility ("Revolving Credit Agreement") which matures on March 29, 2024. Revolving loans may be borrowed, repaid and reborrowed until March 29, 2024, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of March 31, 2020, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of March 31, 2020 and December 31, 2019, the Company was in compliance with all related covenants.

7. Commitments and Contingencies

Content
As of March 31, 2020, the Company had $19.2 billion of obligations comprised of $4.8 billion included in "Current content liabilities" and $3.2 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $11.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.

As of December 31, 2019, the Company had $19.5 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $3.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $11.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Less than one year	$8,618,185	$8,477,367
Due after one year and through three years	8,064,206	8,352,731
Due after three years and through five years	1,974,855	2,041,340
Due after five years	516,792	618,644
Total content obligations	$19,174,038	$19,490,082

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

8. Stockholders’ Equity
Stock Option Plan

In June 2011, the Company adopted the 2011 Stock Plan. The 2011 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants.
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2019	6,111,561	20,859,326	$124.28
Granted	(581,455)	581,455	354.55
Exercised	—	(973,969)	45.77
Expired	—	(48)	9.96
Balances as of March 31, 2020	5,530,106	20,466,764	$134.56
Vested and exercisable as of March 31, 2020		20,466,764	$134.56

The aggregate intrinsic value of the Company's outstanding stock options as of March 31, 2020 was $4,937 million and represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the first quarter of 2020. This amount changes based on the fair market value of the Company’s common stock. The weighted-average remaining contractual term of the Company's outstanding stock options as of March 31, 2020 included in the table above was 5.57 years.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Total intrinsic value of options exercised	$303,226	$180,842
Cash received from options exercised	43,694	22,972

Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended
	March 31, 2020	March 31, 2019
Dividend yield	—%	—%
Expected volatility	37%	41%
Risk-free interest rate	1.71%	2.74%
Suboptimal exercise factor	3.34	3.07
Weighted-average fair value (per share)	$167	$163
Total stock-based compensation expense (in thousands)	$97,019	$101,200
Total income tax impact on provision (in thousands)	$21,309	$21,628

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

9. Income Taxes

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands, except percentages)
Provision for income taxes	$86,803	$55,607
Effective tax rate	11%	14%

In connection with the Tax Cuts and Jobs Act of 2017 the Company simplified its global corporate structure, effective April 1, 2019. The tax impacts of such simplifications were not material to the financial statements taken as a whole.
The effective tax rate for the three months ended March 31, 2020 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation, Federal and California research and development (“R&D”) credits, and the international provisions of U.S. tax reform that became effective in 2018, partially offset by state taxes, foreign taxes, and non-deductible expenses. The effective tax rate for the three months ended March 31, 2019 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation, Federal and California R&D credits, and effects of the international tax provisions from U.S. tax reform that became effective in 2018, partially offset by state taxes, foreign taxes, and non-deductible expenses.
The decrease in effective tax rate for the three months ended March 31, 2020, as compared to the same period in 2019 was primarily due to changes from the global corporate structure simplification, offset by a lower benefit on a percentage basis for excess tax benefits of stock-based compensation and Federal and California R&D credits due to higher pre-tax income. For the three months ended March 31, 2020, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $65 million, compared to the three months ended March 31, 2019 of $41 million.
Gross unrecognized tax benefits were $71 million and $67 million as of March 31, 2020 and December 31, 2019, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $60 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of March 31, 2020, gross unrecognized tax benefits of $19 million were classified as “Other non-current liabilities” and $52 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for income taxes” were not material in any of the periods presented.
Deferred tax assets of $612 million and $658 million were classified as “Other non-current assets” on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The Company has a valuation allowance of $132 million and $135 million as of March 31, 2020 and December 31, 2019, respectively. The valuation allowance is primarily related to certain foreign tax credits that are not likely to be realized.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for 2016, 2017, and 2018. The 2011 through 2018 state tax returns are subject to examination by state tax authorities. The Company is also currently under examination in the U.K. for 2018 and 2019. The Company has no other significant foreign jurisdiction audits underway. The years 2014 through 2019 remain subject to examination by foreign tax authorities.
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

10. Segment and Geographic Information

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its chief executive officer, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
Total U.S. revenues were $2.5 billion and $2.2 billion for the three months ended March 31, 2020 and March 31, 2019, respectively. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019, were located as follows:

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
United States	$1,573,683	$1,503,459
International	579,092	594,047

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; content amortization; impact of recently adopted accounting pronouncements; price changes and testing; dividends; impact of foreign currency and exchange rate fluctuations, including on net income, revenues and average revenues per paying member; deferred revenue; investments in global content, including original content; impact of content on membership growth; the impact of the discontinuance of the LIBO Rate; liquidity, including cash flows from operations, available funds and access to financing sources; net cash provided by (used in) operating activities and free cash flow; unrecognized tax benefits; deferred tax assets; accessing and obtaining additional capital, including use of the debt market; accounting treatment for changes related to content assets; net income; future contractual obligations, including unknown content obligations and timing of payments; membership growth for the remainder of the fiscal year; and the impact of the recent coronavirus (COVID-19) pandemic and our response to it. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on January 29, 2020, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.
Investors and others should note that we announce material financial information to our investors using our investor relations website (netflixinvestor.com), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media, to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the United States ("U.S.") social media channels listed on our investor relations website.

Overview
We are the world’s leading subscription streaming entertainment service with over 182 million paid streaming memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials. Additionally, we continue to offer our legacy DVD-by-mail service in the United States.
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
Our core strategy is to grow our streaming membership business globally within the parameters of our operating margin target. We are continuously improving our members' experience by expanding our content with a focus on a programming mix of content that delights our members and attracts new members. In addition, we are continuously enhancing our user interface and extending our streaming service to more internet-connected screens. Our members can download a selection of titles for offline viewing.
Our membership growth exhibits a seasonal pattern that reflects variations when consumers buy internet-connected screens and when they tend to increase their viewing. Historically, the first and fourth quarters (October through March) represent our greatest streaming membership growth. In addition, our membership growth can be impacted by our content release schedule and changes to pricing.

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	March 31, 2020	March 31, 2019	Q1'20 vs. Q1'19
	(in thousands, except revenue per membership and percentages)
Global Streaming Memberships:
Paid net membership additions	15,766	9,604	6,162	64%
Paid memberships at end of period	182,856	148,863	33,993	23%
Average paying memberships	174,973	144,061	30,912	21%
Average monthly revenue per paying membership	$10.87	$10.27	$0.60	6%

Financial Results:
Streaming revenues	$5,703,363	$4,440,304	$1,263,059	28%
DVD revenues	64,328	80,688	(16,360)	(20)%
Total revenues	$5,767,691	$4,520,992	$1,246,699	28%

Operating income	$958,256	$459,084	$499,172	109%
Operating margin	16.6%	10.2%	6.4%	63%

Paid net membership additions for the three months ended March 31, 2020 increased 64% as compared to the three months ended March 31, 2019, as a result of the long term trend toward streaming on demand entertainment and in large extent due to the COVID-19 pandemic and resulting local government mandates of home confinement. While we are unable to accurately predict the impact of the pandemic on paid net membership additions in subsequent quarters, the pandemic resulted in significant paid net membership additions in the first quarter of 2020 and may result in slower membership growth for the remainder of the fiscal year.
Consolidated revenues for the three months ended March 31, 2020 increased 28% as compared to the three months ended March 31, 2019. The increase in our consolidated revenues was due to the 21% growth in average paying memberships and a 6% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes and plan mix and was partially offset by the timing of paid net membership additions. As the majority of paid net membership additions occurred in the last month of the quarter, the full revenue impact will be reflected in average monthly revenue per paying membership in the second quarter of 2020. The increase in average monthly revenue per paying membership was further offset by the strengthening of the U.S. dollar relative to certain foreign currencies partially due to volatile market conditions arising from the pandemic, which resulted in a reduction to revenue.
The increase in operating margin is primarily due to increased revenues partially offset by increased headcount costs and increased content expenses as we continue to acquire, license and produce content, including more Netflix originals. We additionally incurred $218 million in incremental content costs in the first quarter of 2020 due to paused productions and the establishment of a hardship fund to provide relief payments to workers impacted by the pandemic.
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A: "Risk Factors" for additional details. In an effort to protect the health and safety of our employees, our workforce has had to spend a significant amount of time working from home, international travel has been severely curtailed and virtually all of our productions are paused, as are the productions of our third-party content suppliers. Our other partners have similarly had their operations altered or temporarily suspended, including those partners that we use for our operations as well as development, production, and post-production of content. We had to temporarily reduce the network traffic of our members in some countries and have seen significant disruption in customer support operations and have increased headcount to meet the growing demand. We additionally have not been able to provide the same level of product features, such as language dubbing, on some new content releases.

In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. We anticipate that these actions and the global health crisis caused by COVID-19 will negatively impact business activity across the globe. While we have observed demand increases for our streaming entertainment service in the past fiscal quarter, we cannot estimate the impact COVID-19 will have in the future as business and consumer activity decelerates across the globe.
We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.
Streaming Revenues
We derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of March 31, 2020, pricing on our plans ranged from the U.S. dollar equivalent of $3 to $22 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
The following tables summarize streaming revenue and other streaming membership information by region for the three months ended March 31, 2020 and March 31, 2019.

United States and Canada (UCAN)

	As of/ Three Months Ended		Change
	March 31, 2020	March 31, 2019	Q1'20 vs. Q1'19
	(in thousands, except revenue per membership and percentages)
Revenues	$2,702,776	$2,256,851	$445,925	20%
Paid net membership additions	2,307	1,876	431	23%
Paid memberships at end of period	69,969	66,633	3,336	5%
Average paying memberships	68,816	65,695	3,121	5%
Average monthly revenue per paying membership	$13.09	$11.45	$1.64	14%
Constant currency change (1)				14%

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended		Change
	March 31, 2020	March 31, 2019	Q1'20 vs. Q1'19
	(in thousands, except revenue per membership and percentages)
Revenues	$1,723,474	$1,233,379	$490,095	40%
Paid net membership additions	6,956	4,724	2,232	47%
Paid memberships at end of period	58,734	42,542	16,192	38%
Average paying memberships	55,256	40,180	15,076	38%
Average monthly revenue per paying membership	$10.40	$10.23	$0.17	2%
Constant currency change (1)				4%

Latin America (LATAM)

	As of/ Three Months Ended		Change
	March 31, 2020	March 31, 2019	Q1'20 vs. Q1'19
	(in thousands, except revenue per membership and percentages)
Revenues	$793,453	$630,472	$162,981	26%
Paid net membership additions	2,901	1,470	1,431	97%
Paid memberships at end of period	34,318	27,547	6,771	25%
Average paying memberships	32,868	26,812	6,056	23%
Average monthly revenue per paying membership	$8.05	$7.84	$0.21	3%
Constant currency change (1)				12%

Asia-Pacific (APAC)

	As of/ Three Months Ended		Change
	March 31, 2020	March 31, 2019	Q1'20 vs. Q1'19
	(in thousands, except revenue per membership and percentages)
Revenues	$483,660	$319,602	$164,058	51%
Paid net membership additions	3,602	1,534	2,068	135%
Paid memberships at end of period	19,835	12,141	7,694	63%
Average paying memberships	18,034	11,374	6,660	59%
Average monthly revenue per paying membership	$8.94	$9.37	$(0.43)	(5)%
Constant currency change (1)				(3)%

(1) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the three months ended March 31, 2020, our revenues would have been approximately $115 million higher had foreign currency exchange rates remained constant with those for the three months ended March 31, 2019.

Cost of Revenues
Amortization of content assets makes up the majority of cost of revenues. Expenses associated with the acquisition, licensing and production of content (such as payroll and related personnel expenses, costs associated with obtaining rights to music included in our content, overall deals with talent, miscellaneous production related costs and participations and residuals), streaming delivery costs and other operations costs make up the remainder of cost of revenues. We have built our own global content delivery network (“Open Connect”) to help us efficiently stream a high volume of content to our members over the internet. Delivery expenses, therefore, include equipment costs related to Open Connect, payroll and related personnel expenses and all third-party costs, such as cloud computing costs, associated with delivering content over the internet. Other operations costs include customer service and payment processing fees, including those we pay to our integrated payment partners, as well as other costs incurred in making our content available to members.

	Three Months Ended		Change
	March 31, 2020	March 31, 2019	Q1'20 vs. Q1'19
	(in thousands, except percentages)
Cost of revenues	$3,599,701	$2,870,614	$729,087	25%
As a percentage of revenues	62%	63%

The increase in cost of revenues was primarily due to a $359 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. We also incurred $218 million in incremental content costs due to paused productions and hardship fund commitments due to the COVID-19 pandemic and expect to continue to incur additional incremental costs in future periods. Other content costs increased $152 million primarily due to increases in expenses associated with the acquisition, licensing and production of content as well as increased payment processing fees driven by our growing member base.

Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to our marketing partners, including consumer electronics ("CE") manufacturers, multichannel video programming distributors ("MVPDs"), mobile operators and internet service providers ("ISPs"). Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities.

	Three Months Ended		Change
	March 31, 2020	March 31, 2019	Q1'20 vs. Q1'19
	(in thousands, except percentages)
Marketing	$503,830	$616,578	$(112,748)	(18)%
As a percentage of revenues	9%	14%

The decrease in marketing expenses was primarily due to a $126 million decrease in advertising expenses, partially offset by increased payments to our marketing partners.

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

	Three Months Ended		Change
	March 31, 2020	March 31, 2019	Q1'20 vs. Q1'19
	(in thousands, except percentages)
Technology and development	$453,817	$372,764	$81,053	22%
As a percentage of revenues	8%	8%

The increase in technology and development expenses was primarily due to a $78 million increase in personnel-related costs, including increases in compensation for existing employees and growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

	Three Months Ended		Change
	March 31, 2020	March 31, 2019	Q1'20 vs. Q1'19
	(in thousands, except percentages)
General and administrative	$252,087	$201,952	$50,135	25%
As a percentage of revenues	4%	4%
General and administrative expenses increased primarily due to a $46 million increase in personnel-related costs, including increases in compensation for existing employees and growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.

	Three Months Ended		Change
	March 31, 2020	March 31, 2019	Q1'20 vs. Q1'19
	(in thousands, except percentages)
Interest expense	$184,083	$135,529	$48,554	36%
As a percentage of revenues	3%	3%

Interest expense primarily consists of interest on our Notes of $180 million for the three months ended March 31, 2020. The increase in interest expense for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was due to the increase in debt.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash and cash equivalents.

	Three Months Ended		Change
	March 31, 2020	March 31, 2019	Q1'20 vs. Q1'19
	(in thousands, except percentages)
Interest and other income (expense)	$21,697	$76,104	$(54,407)	(71)%
As a percentage of revenues	—%	2%

Interest and other income (expense) decreased in the three months ended March 31, 2020 primarily due to foreign exchange gains of $9 million, compared to gains of $62 million for the corresponding period in 2019. In the three months ended March 31, 2020, the foreign exchange gains were primarily driven by the $93 million gain from the remeasurement of our €4,700 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three months ended March 31, 2019, the foreign exchange gains were primarily driven by the $58 million gain from the remeasurement of our €2,400 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies.

Provision for Income Taxes

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands, except percentages)
Provision for income taxes	$86,803	$55,607
Effective tax rate	11%	14%
In connection with the Tax Cuts and Jobs Act of 2017 the Company simplified its global corporate structure, effective April 1, 2019. The tax impacts of such simplifications were not material to the financial statements taken as a whole.
The effective tax rate for the three months ended March 31, 2020 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation, Federal and California research and development (“R&D”) credits, and the international provisions of U.S. tax reform that became effective in 2018, partially offset by state taxes, foreign taxes, and non-deductible expenses.

The decrease in our effective tax rate for the three months ended March 31, 2020, as compared to the same period in 2019 was primarily due to changes from the global corporate structure simplification, offset by a lower benefit on a percentage basis for excess tax benefits of stock-based compensation and Federal and California R&D credits due to higher pre-tax income.

Liquidity and Capital Resources

	As of
	March 31, 2020	December 31, 2019
	(in thousands)
Cash, cash equivalents and restricted cash	$5,178,187	$5,043,786
Debt	14,669,501	14,759,260

Cash, cash equivalents and restricted cash increased $134 million in the three months ended March 31, 2020 primarily due to cash provided by operations.
Debt, net of debt issuance costs, decreased $90 million primarily due to the remeasurement of our euro-denominated notes. The amount of principal and interest due in the next twelve months is $1,233 million.  As of March 31, 2020, no amounts had been borrowed under the $750 million Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements. We anticipate continuing to finance our future capital needs in the debt market. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. In addition, the recent COVID-19 pandemic has caused disruption in the capital markets. It could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
Our primary uses of cash include the acquisition, licensing and production of content, streaming delivery, marketing programs and personnel-related costs. Cash payment terms for non-original content have historically been in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to continue to significantly increase our investments in global content, particularly in original content, which will impact our liquidity and result in future net cash used in operating activities and negative free cash flow. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for at least the next twelve months. During the period of uncertainty of volatility related to the COVID-19 pandemic, we will continue to monitor our liquidity.
Free Cash Flow
We define free cash flow as cash provided by (used in) operating and investing activities. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make investments and for certain other activities or the amount of cash used in operations, including investments in global content. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow provided by (used in) operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the three major recurring differences are excess content payments over amortization, non-cash stock-based compensation expense and other working capital differences. Working capital differences include deferred revenue, excess property and equipment purchases over depreciation, taxes and semi-annual interest payments on our outstanding debt. Membership fees due are generally collected quickly.

	Three Months Ended
	March 31, 2020	March 31, 2019
	(in thousands)
Net cash provided by (used in) operating activities	$259,912	$(379,799)
Net cash used in investing activities	(98,303)	(80,103)
Net cash provided by financing activities	43,694	22,972

Non-GAAP reconciliation of free cash flow:
Net cash provided by (used in) operating activities	259,912	(379,799)
Net cash used in investing activities	(98,303)	(80,103)
Free cash flow	$161,609	$(459,902)

Net cash provided by operating activities increased $640 million to $260 million for the three months ended March 31, 2020. The increase in cash provided by operating activities was primarily driven by a $1,247 million or 28% increase in revenues, partially offset by an increase in investments in content that require more upfront cash payments. The payments for content assets increased $23 million, from $3,012 million to $3,035 million, or 1%, as compared to the increase in the amortization of content assets of $359 million, from $2,125 million to $2,483 million, or 17%. At the end of the three months ended March 31, 2020, due to the global COVID-19 pandemic, we have paused most of our productions in response to government lockdowns and guidance from local health officials. As a result, the timing of certain production payments will be delayed until productions can resume and may be shifted to future years. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service, our international expansion and increased content production activities.
Net cash used in investing activities increased $18 million for the three months ended March 31, 2020, primarily due to the increase in purchases of property and equipment.
Net cash provided by financing activities increased $21 million for the three months ended March 31, 2020, due to an increase in the proceeds from the issuance of common stock.
Free cash flow was $547 million lower than net income for the three months ended March 31, 2020 primarily due to $552 million of cash payments for content assets over amortization expense and $92 million in other non-favorable working capital differences, partially offset by $97 million of non-cash stock-based compensation expense.
Free cash flow was $804 million lower than net income for the three months ended March 31, 2019, primarily due to $888 million of cash payments for content assets over amortization expense and $17 million in other non-favorable working capital differences, partially offset by $101 million of non-cash stock-based compensation expense.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of March 31, 2020. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of March 31, 2020:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Content obligations (1)	$19,174,038	$8,618,185	$8,064,206	$1,974,855	$516,792
Debt (2)	20,587,654	1,233,206	2,060,732	2,502,066	14,791,650
Operating lease obligations (3)	2,739,071	285,784	587,752	533,605	1,331,930
Other purchase obligations (4)	1,000,138	716,792	254,922	28,060	364
Total	$43,500,901	$10,853,967	$10,967,612	$5,038,586	$16,640,736

(1)
As of March 31, 2020, content obligations were comprised of $4.8 billion included in "Current content liabilities" and $3.2 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $11.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

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

(2)	Long-term debt obligations include our Notes consisting of principal and interest payments. See Note 6 to the consolidated financial statements for further details.

(3)	See Note 5 to the consolidated financial statements for further details regarding leases.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery and cloud computing costs, as well as other miscellaneous open purchase orders for which we have not received the related services or goods.

As of March 31, 2020, we had gross unrecognized tax benefits of $71 million which was classified in “Other non-current liabilities” and a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets.  At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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

Indemnification
The information set forth under Note 7 to the consolidated financial statements under the caption “Indemnification” is incorporated herein by reference.
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

Content
We acquire, license and produce content, including original programing, in order to offer our members unlimited viewing of entertainment. The content licenses are for a fixed fee and specific windows of availability. Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the amortization expense. Payments for content, including additions to content assets and the changes in related liabilities, are classified within "Net cash provided by (used in) operating activities" on the Consolidated Statements of Cash Flows.

We recognize content assets (licensed and produced) as "Content assets, net" on the Consolidated Balance Sheets. For licensed content, we capitalize the fee per title and record a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known and the title is accepted and available for streaming. For produced content, we capitalize costs associated with the production, including development cost, direct costs and production overhead. Participations and residuals are expensed in line with the amortization of production costs.
Based on factors including historical and estimated viewing patterns, we amortize the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations over the shorter of each title's contractual window of availability or estimated period of use or ten years, beginning with the month of first availability. The amortization is on an accelerated basis, as we typically expect more upfront viewing, for instance due to additional merchandising and marketing efforts, and film amortization is more accelerated than TV series amortization. On average, over 90% of a licensed or produced content asset is expected to be amortized within four years after its month of first availability. We review factors that impact the amortization of the content assets on a regular basis. Our estimates related to these factors require considerable management judgment.
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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of March 31, 2020, the valuation allowance of $132 million was related to foreign tax credits that we are not expected to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At March 31, 2020, our estimated gross unrecognized tax benefits were $71 million of which $60 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

Recent Accounting Pronouncements

The information set forth under Note 1 to the consolidated financial statements under the caption “Basis of Presentation and Summary of Significant Accounting Policies” is incorporated herein by reference.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2019. Our exposure to market risk has not changed significantly since December 31, 2019.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for 53% of the consolidated amount for the three months ended March 31, 2020. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen, the Mexican Peso, the Argentine peso, and the Brazilian real.
Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. In the three months ended March 31, 2020, our revenues would have been approximately $115 million higher had foreign currency exchange rates remained consistent with those in same period of 2019.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the three months ended March 31, 2020, we recognized a $9 million foreign exchange gain primarily due to the remeasurement of our Senior Notes denominated in euros, partially offset by the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the three months ended March 31, 2020 was a decrease of $71 million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 7 in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.	Risk Factors
The following risk factor is provided to update the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.
The recent coronavirus (COVID-19) pandemic and the global attempt to contain it may harm our industry, business, results of operations and ability to raise additional capital.
The global spread of the coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In response to government mandates, health care advisories and otherwise responding to employee and vendor concerns, we have altered certain aspects of our operations. Our workforce has had to spend a significant amount of time working from home, which impacts their productivity. International travel has been severely curtailed and virtually all of our productions are paused, as are productions of third-parties who supply us with content. Other partners have similarly had their operations altered or temporarily suspended, including those partners that we use for our operations as well as development, production and post-production of content. To the extent the resulting economic disruption is severe, we could see some vendors go out of business, resulting in supply constraints and increased costs or delays to our productions. Such production pauses may cause us temporarily to have less new content available on our service in subsequent quarters, which could negatively impact consumer demand for and member retention to our service and the number of paid memberships. Temporary production pauses or permanent shutdowns in production could result in content asset impairments or other charges and will change the timing and amount of cash outflows associated with production activity.
The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; disruptions or restrictions on our employees’ ability to work and travel; interruptions or restrictions related to the provision of streaming services over the internet, including impacts on content delivery networks and streaming quality; and any stoppages, disruptions or increased costs associated with our development, production, post-production, marketing and distribution of original programming. During the COVID-19 crisis, we may not be able to provide the same level of customer service and product features, such as dubbing, that our members are used to which could negatively impact their perception of our service resulting in an increase in cancellations. Furthermore, given increased government expenditures associated with their COVID-19 response, we could see increased government obligations which could negatively impact our results of operations. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including content production, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.
The COVID-19 pandemic has also led to an increase in our net paid membership additions relative to our quarterly forecast and historic trends. These results, as well as those of other metrics such as revenues, operating margins, net income and other financial and operating data, may not be indicative of results for future periods. Our increase in net paid membership additions may reflect the acceleration of growth that we would have seen in subsequent periods, and membership growth may slow or reverse, due to slower acquisition and/or higher cancellations, as government and other restrictions are relaxed. In addition to the potential direct impacts to our business, the global economy is likely to be significantly weakened as a result of the actions taken in response to COVID-19. To the extent that such a weakened global economy impacts consumers’ ability or willingness to pay for our service or vendors’ ability to provide services to us, especially those related to our content productions, we could see our business and results of operation negatively impacted.

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

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	April 21, 2020	By:	/s/ Reed Hastings
Reed Hastings Chief Executive Officer (Principal executive officer)

Dated:	April 21, 2020	By:	/s/ Spencer Neumann
Spencer Neumann Chief Financial Officer (Principal financial and accounting officer)