Form 10-Q
period 2020-06-30
NETFLIX INC
filed 2020-07-20
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, there were 441,015,443 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenues	$6,148,286	$4,923,116	$11,915,977	$9,444,108
Cost of revenues	3,643,707	3,005,657	7,243,408	5,876,271
Marketing	434,370	603,150	938,200	1,219,728
Technology and development	435,045	383,233	888,862	755,997
General and administrative	277,236	224,657	529,323	426,609
Operating income	1,357,928	706,419	2,316,184	1,165,503
Other income (expense):
Interest expense	(189,151)	(152,033)	(373,234)	(287,562)
Interest and other income (expense)	(133,175)	(53,470)	(111,478)	22,634
Income before income taxes	1,035,602	500,916	1,831,472	900,575
Provision for income taxes	315,406	230,266	402,209	285,873
Net income	$720,196	$270,650	$1,429,263	$614,702

Earnings per share:
Basic	$1.63	$0.62	$3.25	$1.41
Diluted	$1.59	$0.60	$3.15	$1.36
Weighted-average common shares outstanding:
Basic	440,569	437,587	439,961	437,271
Diluted	453,945	452,195	453,220	452,063

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Net income	$720,196	$270,650	$1,429,263	$614,702
Other comprehensive income (loss):
Foreign currency translation adjustments	12,982	5,248	(10,551)	(770)
Comprehensive income	$733,178	$275,898	$1,418,712	$613,932

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Cash flows from operating activities:
Net income	$720,196	$270,650	$1,429,263	$614,702
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Additions to content assets	(2,510,782)	(3,325,103)	(5,805,057)	(6,322,849)
Change in content liabilities	(108,432)	(12,414)	150,513	(27,112)
Amortization of content assets	2,607,159	2,231,915	5,090,544	4,356,601
Depreciation and amortization of property, equipment and intangibles	26,661	25,496	55,178	49,057
Stock-based compensation expense	104,210	103,848	201,229	205,048
Other non-cash items	70,301	60,695	135,749	106,403
Foreign currency remeasurement loss on debt	119,161	61,284	26,101	3,684
Deferred taxes	223,308	35,519	269,927	42,146
Changes in operating assets and liabilities:
Other current assets	3,066	(24,231)	(124,287)	(56,307)
Accounts payable	(112,027)	(2,674)	(261,180)	(127,141)
Accrued expenses and other liabilities	(105,450)	(26,705)	108,741	130,942
Deferred revenue	42,508	84,085	104,516	131,878
Other non-current assets and liabilities	(38,803)	(26,119)	(80,249)	(30,605)
Net cash provided by (used in) operating activities	1,041,076	(543,754)	1,300,988	(923,553)
Cash flows from investing activities:
Purchases of property and equipment	(141,741)	(39,584)	(239,756)	(99,965)
Change in other assets	(260)	(10,452)	(548)	(30,174)
Net cash used in investing activities	(142,001)	(50,036)	(240,304)	(130,139)
Cash flows from financing activities:
Proceeds from issuance of debt	1,009,464	2,243,196	1,009,464	2,243,196
Debt issuance costs	(7,559)	(18,192)	(7,559)	(18,192)
Proceeds from issuance of common stock	89,060	21,896	132,754	44,868
Net cash provided by financing activities	1,090,965	2,246,900	1,134,659	2,269,872
Effect of exchange rate changes on cash, cash equivalents and restricted cash	11,819	4,998	(59,083)	(16)
Net increase in cash, cash equivalents and restricted cash	2,001,859	1,658,108	2,136,260	1,216,164
Cash, cash equivalents and restricted cash at beginning of period	5,178,187	3,370,097	5,043,786	3,812,041
Cash, cash equivalents and restricted cash at end of period	$7,180,046	$5,028,205	$7,180,046	$5,028,205
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,153,248	$5,018,437
Other current assets	1,410,891	1,160,067
Total current assets	8,564,139	6,178,504
Content assets, net	25,155,117	24,504,567
Property and equipment, net	751,941	565,221
Other non-current assets	2,704,084	2,727,420
Total assets	$37,175,281	$33,975,712
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,664,733	$4,413,561
Accounts payable	446,668	674,347
Accrued expenses and other liabilities	986,595	843,043
Deferred revenue	1,029,261	924,745
Short-term debt	499,161	—
Total current liabilities	7,626,418	6,855,696
Non-current content liabilities	3,208,164	3,334,323
Long-term debt	15,294,998	14,759,260
Other non-current liabilities	1,710,948	1,444,276
Total liabilities	27,840,528	26,393,555
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at June 30, 2020 and December 31, 2019; 441,015,443 and 438,806,649 issued and outstanding at June 30, 2020 and December 31, 2019, respectively	3,127,813	2,793,929
Accumulated other comprehensive loss	(34,072)	(23,521)
Retained earnings	6,241,012	4,811,749
Total stockholders’ equity	9,334,753	7,582,157
Total liabilities and stockholders’ equity	$37,175,281	$33,975,712

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Total stockholders' equity, beginning balances	$8,409,294	$5,703,058	$7,582,157	$5,238,765

Common stock and additional paid-in capital:
Beginning balances	$2,935,532	$2,439,773	$2,793,929	$2,315,988
Issuance of common stock upon exercise of options	88,071	22,744	132,655	45,329
Stock-based compensation expense	104,210	103,848	201,229	205,048
Ending balance	$3,127,813	$2,566,365	$3,127,813	$2,566,365

Accumulated other comprehensive loss:
Beginning balances	$(47,054)	$(25,600)	$(23,521)	$(19,582)
Other comprehensive income (loss)	12,982	5,248	(10,551)	(770)
Ending balance	$(34,072)	$(20,352)	$(34,072)	$(20,352)

Retained earnings:
Beginning balances	$5,520,816	$3,288,885	$4,811,749	$2,942,359
Net income	720,196	270,650	1,429,263	614,702
Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	2,474
Ending balances	$6,241,012	$3,559,535	$6,241,012	$3,559,535

Total stockholders' equity, ending balances	$9,334,753	$6,105,548	$9,334,753	$6,105,548

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

Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted ASU 2016-13 in the first quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors. The Company will continue to actively monitor the impact of the recent coronavirus (COVID-19) pandemic on expected credit losses.

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
The following tables summarize streaming revenue, paid net membership additions (losses), and paid memberships at end of period by region for the three and six months ended June 30, 2020 and June 30, 2019, respectively:

United States and Canada (UCAN)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Revenues	$2,839,670	$2,501,199	$5,542,446	$4,758,050
Paid net membership additions (losses)	2,935	(132)	5,242	1,744
Paid memberships at end of period (1)	72,904	66,501	72,904	66,501

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Revenues	$1,892,537	$1,319,087	$3,616,011	$2,552,466
Paid net membership additions	2,749	1,687	9,705	6,411
Paid memberships at end of period (1)	61,483	44,229	61,483	44,229

Latin America (LATAM)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Revenues	$785,368	$677,136	$1,578,821	$1,307,608
Paid net membership additions	1,750	343	4,651	1,813
Paid memberships at end of period (1)	36,068	27,890	36,068	27,890

Asia-Pacific (APAC)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Revenues	$569,140	$349,494	$1,052,800	$669,096
Paid net membership additions	2,657	801	6,259	2,335
Paid memberships at end of period (1)	22,492	12,942	22,492	12,942

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

Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $2.7 billion and $5.2 billion, respectively, for the three and six months ended June 30, 2020, and $2.4 billion and $4.5 billion, respectively, for the three and six months ended June 30, 2019. DVD revenues were $62 million and $126 million, respectively, for the three and six months ended June 30, 2020, and $76 million and $157 million, respectively, for the three and six months ended June 30, 2019.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of June 30, 2020, total deferred revenue was $1,029 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $105 million increase in deferred revenue as compared to the balance of $925 million for the year ended December 31, 2019 is a result of the increase in membership fees billed due to increased memberships.

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

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands, except per share data)
Basic earnings per share:
Net income	$720,196	$270,650	$1,429,263	$614,702
Shares used in computation:
Weighted-average common shares outstanding	440,569	437,587	439,961	437,271
Basic earnings per share	$1.63	$0.62	$3.25	$1.41

Diluted earnings per share:
Net income	$720,196	$270,650	$1,429,263	$614,702
Shares used in computation:
Weighted-average common shares outstanding	440,569	437,587	439,961	437,271
Employee stock options	13,376	14,608	13,259	14,792
Weighted-average number of shares	453,945	452,195	453,220	452,063
Diluted earnings per share	$1.59	$0.60	$3.15	$1.36

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Employee stock options	39	750	777	701

4. Cash, Cash Equivalents and Restricted Cash

The following tables summarize the Company's cash, cash equivalents, and restricted cash as of June 30, 2020 and December 31, 2019:

	As of June 30, 2020
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$2,980,468	$2,483	$24,062	$3,007,013
Level 1 securities:
Money market funds	3,872,780	—	253	3,873,033
Level 2 securities:
Foreign Time Deposits	300,000	—	—	300,000

	$7,153,248	$2,483	$24,315	$7,180,046

	As of December 31, 2019
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$3,103,525	$1,863	$22,161	$3,127,549
Level 1 securities:
Money market funds	1,614,912	—	1,325	1,616,237
Level 2 securities:
Foreign Time Deposits	300,000	—	—	300,000

	$5,018,437	$1,863	$23,486	$5,043,786

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
There were no material gross realized gains or losses in the three and six months ended June 30, 2020 and 2019, respectively.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Licensed content, net	$14,632,723	$14,703,352

Produced content, net
Released, less amortization	5,034,139	4,382,685
In production	4,717,598	4,750,664
In development and pre-production	770,657	667,866
	10,522,394	9,801,215

Total	$25,155,117	$24,504,567

As of June 30, 2020, approximately $5,776 million, $3,756 million, and $2,410 million of the $14,633 million unamortized cost of the licensed content is expected to be amortized in each of the next three years.  As of June 30, 2020, approximately $1,813 million, $1,395 million, and $1,012 million of the $5,034 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of June 30, 2020, the amount of accrued participations and residuals was not material.
The following table represents the amortization of content assets:

	Three Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Licensed content	$1,883,070	$1,797,179
Produced content	724,089	434,736
Total	$2,607,159	$2,231,915

	Six Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Licensed content	$3,743,240	$3,571,468
Produced content	1,347,304	785,133
Total	$5,090,544	$4,356,601

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	June 30, 2020	December 31, 2019	Estimated Useful Lives
	(in thousands)
Land	$13,560	$6,125
Buildings	41,896	33,141	30 years
Leasehold improvements	378,345	354,999	Over life of lease
Furniture and fixtures	93,092	87,465	3-15 years
Information technology	258,875	243,565	3 years
Corporate aircraft	109,641	108,995	8 years
Machinery and equipment	43,863	46,415	3-5 years
Capital work-in-progress	272,875	100,521
Property and equipment, gross	1,212,147	981,226
Less: Accumulated depreciation	(460,206)	(416,005)
Property and equipment, net	$751,941	$565,221

Leases
The Company has entered into operating leases primarily for real estate. These operating leases are included in "Other non-current assets" on the Company's Consolidated Balance Sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Company's Consolidated Balance Sheets.  As of June 30, 2020, total right-of-use assets were approximately $1,812 million and total operating lease liabilities were approximately $1,914 million, of which $227 million and $1,687 million were classified in "Accrued expenses and other liabilities" and "Other non-current liabilities", respectively. As of December 31, 2019, total right-of-use assets were approximately $1,532 million and total operating lease liabilities were approximately $1,613 million, of which $190 million and $1,423 million were classified in "Accrued expenses and other liabilities" and "Other non-current liabilities", respectively. The Company has entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less. These leases are not recorded on the Company's Consolidated Balance Sheets. All operating lease expense is recognized on a straight-line basis over the lease term.
Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.
Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Three Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Cash paid for operating lease liabilities	$59,473	$41,320
Right-of-use assets obtained in exchange for new operating lease obligations	364,606	230,499

	Six Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Cash paid for operating lease liabilities	$116,963	$78,973
Right-of-use assets obtained in exchange for new operating lease obligations (1)	416,430	1,072,894
(1) In the six months ended June 30, 2019, the balance includes $743 million for operating leases existing on January 1, 2019.

Other Current Assets
Other current assets consisted of the following:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Trade receivables	$565,668	$454,399
Prepaid expenses	204,752	180,999
Other	640,471	524,669
Total other current assets	$1,410,891	$1,160,067

6. Debt
As of June 30, 2020, the Company had aggregate outstanding notes of $15,794 million, net of $114 million of issuance costs, with varying maturities (the "Notes"). Of the outstanding balance, $499 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2019, the Company had aggregate outstanding long-term notes of $14,759 million, net of $114 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement loss totaling $119 million and $26 million, respectively, for the three and six months ended June 30, 2020).
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of June 30, 2020 and December 31, 2019:

	Principal Amount at Par				Level 2 Fair Value as of
	June 30, 2020	December 31, 2019	Issuance Date	Maturity	June 30, 2020	December 31, 2019
	(in millions)				(in millions)
5.375% Senior Notes	$500	$500	February 2013	February 2021	$512	$518
5.500% Senior Notes	700	700	February 2015	February 2022	733	744
5.750% Senior Notes	400	400	February 2014	March 2024	437	444
5.875% Senior Notes	800	800	February 2015	February 2025	892	896
3.000% Senior Notes (1)	527	—	April 2020	June 2025	545	—
3.625% Senior Notes	500	—	April 2020	June 2025	504	—
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,043	1,026
3.625% Senior Notes (1)	1,461	1,459	May 2017	May 2027	1,524	1,565
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,712	1,670
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	2,164	2,111
4.625% Senior Notes (1)	1,236	1,234	October 2018	May 2029	1,375	1,378
6.375% Senior Notes	800	800	October 2018	May 2029	934	916
3.875% Senior Notes (1)	1,348	1,346	April 2019	November 2029	1,418	1,429
5.375% Senior Notes	900	900	April 2019	November 2029	989	960
3.625% Senior Notes (1)	1,236	1,234	October 2019	June 2030	1,274	1,273
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,073	1,019
	$15,908	$14,873			$17,129	$15,949

(1) The following Senior Notes have a principal amount denominated in euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
The expected timing of principal and interest payments for these Notes are as follows:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Less than one year	$1,262,421	$736,969
Due after one year and through three years	2,117,306	2,581,471
Due after three years and through five years	3,582,529	1,705,201
Due after five years	14,614,847	15,699,800
Total debt obligations	$21,577,103	$20,723,441

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of June 30, 2020 and December 31, 2019, the Company was in compliance with all related covenants.
Revolving Credit Facility
As of June 30, 2020, the Company has a $750 million unsecured revolving credit facility ("Revolving Credit Agreement") which matures on March 29, 2024. Revolving loans may be borrowed, repaid and reborrowed until March 29, 2024, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of June 30, 2020, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of June 30, 2020 and December 31, 2019, the Company was in compliance with all related covenants.

7. Commitments and Contingencies

Content
As of June 30, 2020, the Company had $19.1 billion of obligations comprised of $4.7 billion included in "Current content liabilities" and $3.2 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $11.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.

As of December 31, 2019, the Company had $19.5 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $3.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $11.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Less than one year	$8,415,792	$8,477,367
Due after one year and through three years	8,315,449	8,352,731
Due after three years and through five years	1,941,731	2,041,340
Due after five years	460,368	618,644
Total content obligations	$19,133,340	$19,490,082

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

8. Stockholders’ Equity
Stock Option Plan

On June 4, 2020, the Company's stockholders approved the 2020 Stock Plan, which was adopted by the Company’s Board of Directors on March 4, 2020 subject to stockholder approval. The 2020 Stock Plan is the successor to the 2011 Stock Plan. The 2020 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. The 2020 Stock plan authorized 17,500,000 new shares to be available for award grants. As of the date the 2020 Stock Plan was adopted by the Company's Board of Directors, 5,530,106 shares were available to be granted under the 2011 Stock Plan. These shares are available for award grants under the 2020 Stock Plan.
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2019	6,111,561	20,859,326	$124.28
New Shares Authorized	17,500,000	—	—
Granted	(1,095,065)	1,095,065	375.86
Exercised	—	(2,208,741)	60.06
Expired	—	(48)	9.96
Balances as of June 30, 2020	22,516,496	19,745,602	$145.42
Vested and exercisable as of June 30, 2020		19,745,602	$145.42

The aggregate intrinsic value of the Company's outstanding stock options as of June 30, 2020 was $6,114 million and represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the second quarter of 2020. This amount changes based on the fair market value of the Company’s common stock. The weighted-average remaining contractual term of the Company's outstanding stock options as of June 30, 2020 included in the table above was 5.55 years.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands)
Total intrinsic value of options exercised	$442,156	$212,932	$745,382	$393,774
Cash received from options exercised	89,060	21,896	132,754	44,868

Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Dividend yield	—%	—%	—%	—%
Expected volatility	44%	39%	37% - 44%	39% - 41%
Risk-free interest rate	0.74%	2.50%	0.74% - 1.71%	2.50% - 2.74%
Suboptimal exercise factor	3.51	3.16	3.34 - 3.51	3.07 - 3.16
Weighted-average fair value (per share)	$203	$179	$184	$171
Total stock-based compensation expense (in thousands)	$104,210	$103,848	$201,229	$205,048
Total income tax impact on provision (in thousands)	$22,834	$24,845	$44,143	$46,473

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

9. Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands, except percentages)
Provision for income taxes	$315,406	$230,266	$402,209	$285,873
Effective tax rate	30%	46%	22%	32%

On June 29, 2020, California enacted legislative changes that impose an annual cap of $5 million on the amount of business incentive tax credits the Company can utilize in California effective for tax years 2020 through 2022.
As of June 30, 2020, the Company had a California research and development ("R&D") credit carryforward of $220 million which can be carried forward indefinitely. In evaluating the Company’s ability to realize the California R&D credit, the Company considered all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income and determined it is more likely than not that the pre-2020 credits and a portion of the current year R&D credit would not be realized. As a result the Company has recorded a valuation allowance of $220 million. The Company will monitor its business strategies, weighing positive and negative evidence in assessing its realization of this asset in the future and in the event there is a need to release the valuation allowance a tax benefit will be recorded.
The effective tax rates for the three and six months ended June 30, 2020 differed from the Federal statutory rate primarily due to the establishment of a valuation allowance on the California R&D credit that was partially offset by recognition of excess tax benefits of stock-based compensation. The effective tax rates for the three and six months ended June 30, 2019 differed from the Federal statutory rate primarily due to changes from the global corporate structure simplification, state taxes, foreign taxes, non-deductible expenses, and the international provisions of U.S. tax reform that became effective in 2018, partially offset by the recognition of excess tax benefits of stock-based compensation, and Federal and California R&D credits.
The decrease in effective tax rates for the three and six months ended June 30, 2020, as compared to the same period in 2019 was primarily due to the United States Treasury issuance of final regulations that made certain aspects related to the Tax Cuts and Jobs Act of 2017 no longer applicable to the Company, and changes from the global corporate structure simplification, partially offset by the establishment of a valuation allowance on the California R&D credit, and a lower benefit on a percentage basis for excess tax benefits of stock-based compensation due to higher pre-tax income. For the three and six months ended June 30, 2020, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $92 million and $157 million, respectively, compared to the three and six months ended June 30, 2019 of $46 million and $87 million, respectively.
Gross unrecognized tax benefits were $81 million and $67 million as of June 30, 2020 and December 31, 2019, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $47 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of June 30, 2020, gross unrecognized tax benefits of $24 million were classified as “Other non-current liabilities” and $29 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for income taxes” were not material in any of the periods presented.
Deferred tax assets of $389 million and $658 million were classified as “Other non-current assets” on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The Company has a valuation allowance of $352 million and $135 million as of June 30, 2020 and December 31, 2019, respectively. The valuation allowance is related to the California R&D credits and certain foreign tax credits that are not likely to be realized.

The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for 2016, 2017, and 2018. The 2011 through 2018 state tax returns are subject to examination by various state tax authorities. The Company is also currently under examination in the U.K. for 2018 and 2019. The Company has no other significant foreign jurisdiction audits underway. The years 2014 through 2019 remain subject to examination by foreign tax authorities.
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
Total U.S. revenues were $2.7 billion and $5.2 billion, respectively, for the three and six months ended June 30, 2020, and $2.4 billion and $4.5 billion, respectively, for the three and six months ended June 30, 2019. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, were located as follows:

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
United States	$1,976,099	$1,503,459
International	587,764	594,047

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; content amortization; impact of recently adopted accounting pronouncements; price changes and testing; dividends; impact of foreign currency and exchange rate fluctuations, including on net income, revenues and average revenues per paying member; deferred revenue; investments in global content, including original content; impact of content and pricing changes on membership growth; the impact of the discontinuance of the LIBO Rate; liquidity, including cash flows from operations, available funds and access to financing sources; net cash provided by (used in) operating activities and free cash flow; unrecognized tax benefits; deferred tax assets; accessing and obtaining additional capital, including use of the debt market; accounting treatment for changes related to content assets; net income; future contractual obligations, including unknown content obligations and timing of payments; membership growth for the remainder of the fiscal year; and the impact of the recent coronavirus (COVID-19) pandemic and our response to it. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on January 29, 2020, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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

Overview
We are the world’s leading subscription streaming entertainment service with over 192 million paid streaming memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials. Additionally, we continue to offer our legacy DVD-by-mail service in the United States.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	June 30, 2020	June 30, 2019	Q2'20 vs. Q2'19
	(in thousands, except revenue per membership and percentages)
Global Streaming Memberships:
Paid net membership additions	10,091	2,699	7,392	274%
Paid memberships at end of period	192,947	151,562	41,385	27%
Average paying memberships	187,902	150,213	37,689	25%
Average monthly revenue per paying membership	$10.80	$10.76	$0.04	—%

Financial Results:
Streaming revenues	$6,086,715	$4,846,916	$1,239,799	26%
DVD revenues	61,571	76,200	(14,629)	(19)%
Total revenues	$6,148,286	$4,923,116	$1,225,170	25%

Operating income	$1,357,928	$706,419	$651,509	92%
Operating margin	22.1%	14.3%	7.8%	55%

Paid net membership additions for the three months ended June 30, 2020 increased 274% as compared to the three months ended June 30, 2019, as a result of the long term trend toward streaming on demand entertainment and in large extent due to the COVID-19 pandemic and resulting social restrictions and local government mandates of home confinement in certain jurisdictions. While we are unable to accurately predict the impact of the pandemic on paid net membership additions in subsequent quarters, the pandemic resulted in significant paid net membership additions in the first half of 2020, and as a result we expect less growth for the second half of 2020 as compared to the prior year.
Consolidated revenues for the three months ended June 30, 2020 increased 25% as compared to the three months ended June 30, 2019. The increase in our consolidated revenues was due to the 25% growth in average paying memberships. Average monthly revenue per paying membership remained relatively flat due to increases from our price changes and plan mix being mostly offset by the strengthening of the U.S. dollar relative to certain foreign currencies.
The increase in operating margin is primarily due to increased revenues and decreased marketing costs, coupled with cost of revenues, technology and development, and general and administrative costs growing at a slower rate as compared to the 25% increase in revenues.
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A: "Risk Factors" in our Quarterly Report on Form 10-Q for the

quarter ended March 31, 2020 for additional details. In an effort to protect the health and safety of our employees, our workforce has had and continues in most instances to spend a significant amount of time working from home, international travel has been severely curtailed and many of our productions remain paused or continue to experience disruption, as are the productions of our third-party content suppliers. Our other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content. While we and our partners have resumed productions and related operations in many parts of the world, including countries within the Asia-Pacific and Europe, Middle East, and Africa regions, the ability to resume productions in other countries, including much of Latin America, India, and the United States, remains uncertain given the rise in COVID-19 cases and resulting impact on production activity. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, some of which have been subsequently rescinded or modified, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing. We anticipate that these actions and the global health crisis caused by COVID-19 will continue to negatively impact business activity across the globe. While we have observed demand increases for our streaming entertainment service in the first half of 2020, we cannot estimate the impact COVID-19 will have in the future as business and consumer activity decelerates across the globe. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

Streaming Revenues
We derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of June 30, 2020, pricing on our plans ranged from the U.S. dollar equivalent of $3 to $23 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
The following tables summarize streaming revenue and other streaming membership information by region for the three and six months ended June 30, 2020 and June 30, 2019.

United States and Canada (UCAN)
Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

	As of/ Three Months Ended		Change
	June 30, 2020	June 30, 2019	Q2'20 vs. Q2'19
	(in thousands, except revenue per membership and percentages)
Revenues	$2,839,670	$2,501,199	$338,471	14%
Paid net membership additions (losses)	2,935	(132)	3,067	2,323%
Paid memberships at end of period	72,904	66,501	6,403	10%
Average paying memberships	71,437	66,567	4,870	7%
Average monthly revenue per paying membership	$13.25	$12.52	$0.73	6%
Constant currency change (1)				6%
Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

	As of/ Six Months Ended		Change
	June 30, 2020	June 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except revenue per membership and percentages)
Revenues	$5,542,446	$4,758,050	$784,396	16%
Paid net membership additions	5,242	1,744	3,498	201%
Paid memberships at end of period	72,904	66,501	6,403	10%
Average paying memberships	70,127	66,131	3,996	6%
Average monthly revenue per paying membership	$13.17	$11.99	$1.18	10%
Constant currency change (1)				10%

Europe, Middle East, and Africa (EMEA)
Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

	As of/ Three Months Ended		Change
	June 30, 2020	June 30, 2019	Q2'20 vs. Q2'19
	(in thousands, except revenue per membership and percentages)
Revenues	$1,892,537	$1,319,087	$573,450	43%
Paid net membership additions	2,749	1,687	1,062	63%
Paid memberships at end of period	61,483	44,229	17,254	39%
Average paying memberships	60,109	43,386	16,723	39%
Average monthly revenue per paying membership	$10.50	$10.13	$0.37	4%
Constant currency change (1)				8%
Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

	As of/ Six Months Ended		Change
	June 30, 2020	June 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except revenue per membership and percentages)
Revenues	$3,616,011	$2,552,466	$1,063,545	42%
Paid net membership additions	9,705	6,411	3,294	51%
Paid memberships at end of period	61,483	44,229	17,254	39%
Average paying memberships	57,683	41,783	15,900	38%
Average monthly revenue per paying membership	$10.45	$10.18	$0.27	3%
Constant currency change (1)				6%

Latin America (LATAM)
Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

	As of/ Three Months Ended		Change
	June 30, 2020	June 30, 2019	Q2'20 vs. Q2'19
	(in thousands, except revenue per membership and percentages)
Revenues	$785,368	$677,136	$108,232	16%
Paid net membership additions	1,750	343	1,407	410%
Paid memberships at end of period	36,068	27,890	8,178	29%
Average paying memberships	35,193	27,719	7,474	27%
Average monthly revenue per paying membership	$7.44	$8.14	$(0.70)	(9)%
Constant currency change (1)				13%

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

	As of/ Six Months Ended		Change
	June 30, 2020	June 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except revenue per membership and percentages)
Revenues	$1,578,821	$1,307,608	$271,213	21%
Paid net membership additions	4,651	1,813	2,838	157%
Paid memberships at end of period	36,068	27,890	8,178	29%
Average paying memberships	34,031	27,266	6,765	25%
Average monthly revenue per paying membership	$7.73	$7.99	$(0.26)	(3)%
Constant currency change (1)				13%

Asia-Pacific (APAC)
Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

	As of/ Three Months Ended		Change
	June 30, 2020	June 30, 2019	Q2'20 vs. Q2'19
	(in thousands, except revenue per membership and percentages)
Revenues	$569,140	$349,494	$219,646	63%
Paid net membership additions	2,657	801	1,856	232%
Paid memberships at end of period	22,492	12,942	9,550	74%
Average paying memberships	21,164	12,542	8,622	69%
Average monthly revenue per paying membership	$8.96	$9.29	$(0.33)	(4)%
Constant currency change (1)				1%
Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

	As of/ Six Months Ended		Change
	June 30, 2020	June 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except revenue per membership and percentages)
Revenues	$1,052,800	$669,096	$383,704	57%
Paid net membership additions	6,259	2,335	3,924	168%
Paid memberships at end of period	22,492	12,942	9,550	74%
Average paying memberships	19,599	11,958	7,641	64%
Average monthly revenue per paying membership	$8.95	$9.33	$(0.38)	(4)%
Constant currency change (1)				(1)%

(1) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the three and six months ended June 30, 2020, our revenues would have been approximately $289 million and $404 million higher, respectively, had foreign currency exchange rates remained constant with those for the three and six months ended June 30, 2019.

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

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

	Three Months Ended		Change
	June 30, 2020	June 30, 2019	Q2'20 vs. Q2'19
	(in thousands, except percentages)
Cost of revenues	$3,643,707	$3,005,657	$638,050	21%
As a percentage of revenues	59%	61%

The increase in cost of revenues was primarily due to a $375 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. Expenses associated with the acquisition, licensing and production of content increased $201 million, including expenses related to paused productions and hardship fund commitments due to the COVID-19 pandemic and expenses related to overall deals. Streaming delivery costs and other operations costs increased driven by our growing member base.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

	Six Months Ended		Change
	June 30, 2020	June 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except percentages)
Cost of revenues	$7,243,408	$5,876,271	$1,367,137	23%
As a percentage of revenues	61%	62%

The increase in cost of revenues was primarily due to a $734 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. Expenses associated with the acquisition, licensing and production of content increased $552 million, including expenses related to paused productions and hardship fund commitments due to the COVID-19 pandemic and expenses related to overall deals. Streaming delivery costs and other operations costs increased driven by our growing member base.

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

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

	Three Months Ended		Change
	June 30, 2020	June 30, 2019	Q2'20 vs. Q2'19
	(in thousands, except percentages)
Marketing	$434,370	$603,150	$(168,780)	(28)%
As a percentage of revenues	7%	12%

The decrease in marketing expenses was primarily due to a $176 million decrease in advertising expenses, partially offset by increased payments to our marketing partners.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

	Six Months Ended		Change
	June 30, 2020	June 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except percentages)
Marketing	$938,200	$1,219,728	$(281,528)	(23)%
As a percentage of revenues	8%	13%
The decrease in marketing expenses was primarily due to a $302 million decrease in advertising expenses, partially offset by increased payments to our marketing partners.

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

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

	Three Months Ended		Change
	June 30, 2020	June 30, 2019	Q2'20 vs. Q2'19
	(in thousands, except percentages)
Technology and development	$435,045	$383,233	$51,812	14%
As a percentage of revenues	7%	8%

The increase in technology and development expenses was primarily due to a $43 million increase in personnel-related costs, including increases in compensation for existing employees and growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

	Six Months Ended		Change
	June 30, 2020	June 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except percentages)
Technology and development	$888,862	$755,997	$132,865	18%
As a percentage of revenues	7%	8%

The increase in technology and development expenses was primarily due to a $121 million increase in personnel-related costs, including increases in compensation for existing employees and growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

	Three Months Ended		Change
	June 30, 2020	June 30, 2019	Q2'20 vs. Q2'19
	(in thousands, except percentages)
General and administrative	$277,236	$224,657	$52,579	23%
As a percentage of revenues	5%	5%
General and administrative expenses increased primarily due to a $40 million increase in personnel-related costs, including increases in compensation for existing employees and growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

	Six Months Ended		Change
	June 30, 2020	June 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except percentages)
General and administrative	$529,323	$426,609	$102,714	24%
As a percentage of revenues	4%	5%
General and administrative expenses increased primarily due to a $86 million increase in personnel-related costs, including increases in compensation for existing employees and growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

	Three Months Ended		Change
	June 30, 2020	June 30, 2019	Q2'20 vs. Q2'19
	(in thousands, except percentages)
Interest expense	$189,151	$152,033	$37,118	24%
As a percentage of revenues	3%	3%

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

	Six Months Ended		Change
	June 30, 2020	June 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except percentages)
Interest expense	$373,234	$287,562	$85,672	30%
As a percentage of revenues	3%	3%

Interest expense primarily consists of interest on our Notes of $185 million and $365 million for the three and six months ended June 30, 2020, respectively. The increase in interest expense for the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 was due to the increase in debt.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash and cash equivalents.

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

	Three Months Ended		Change
	June 30, 2020	June 30, 2019	Q2'20 vs. Q2'19
	(in thousands, except percentages)
Interest and other income (expense)	$(133,175)	$(53,470)	$(79,705)	(149)%
As a percentage of revenues	(2)%	(1)%

Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

	Six Months Ended		Change
	June 30, 2020	June 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except percentages)
Interest and other income (expense)	$(111,478)	$22,634	$(134,112)	(593)%
As a percentage of revenues	(1)%	—%

Interest and other income (expense) decreased in the three and six months ended June 30, 2020 primarily due to foreign exchange losses of $148 million and $139 million, respectively, compared to losses of $72 million and $9 million, respectively, for the corresponding periods in 2019. In the three and six months ended June 30, 2020, the foreign exchange losses were primarily driven by the losses of $119 million and $26 million, respectively, from the remeasurement of our €5,170 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three and six months ended June 30, 2019, the foreign exchange losses were primarily driven by the losses of $61 million and $4 million, respectively, from the remeasurement of our €3,600 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies.

Provision for Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
	(in thousands, except percentages)
Provision for income taxes	$315,406	$230,266	$402,209	$285,873
Effective tax rate	30%	46%	22%	32%
On June 29, 2020, California enacted legislative changes that impose an annual cap of $5 million on the amount of business incentive tax credits we can utilize in California effective for tax years 2020 through 2022.
As of June 30, 2020, we had a California research and development ("R&D") credit carryforward of $220 million which can be carried forward indefinitely. In evaluating our ability to realize the California R&D credit, we considered all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income and determined it is more likely than not that the pre-2020 credits and a portion of the current year R&D credit would not be realized. As a result, we recorded a valuation allowance of $220 million. We will monitor our business strategies, weighing positive and negative evidence in assessing the realization of this asset in the future and in the event there is a need to release the valuation allowance a tax benefit will be recorded.
The effective tax rates for the three and six months ended June 30, 2020 differed from the Federal statutory rate primarily due to the establishment of a valuation allowance on the California R&D credit that was partially offset by recognition of excess tax benefits of stock-based compensation.
The decrease in our effective tax rates for the three and six months ended June 30, 2020, as compared to the same period in 2019 was primarily due to the United States Treasury issuance of final regulations that made certain aspects related to the Tax Cuts and Jobs Act of 2017 no longer applicable, and changes from the global corporate structure simplification, partially offset by the establishment of a valuation allowance on the California R&D credit, and a lower benefit on a percentage basis for excess tax benefits of stock-based compensation due to higher pre-tax income.

Liquidity and Capital Resources

	As of
	June 30, 2020	December 31, 2019
	(in thousands)
Cash, cash equivalents and restricted cash	$7,180,046	$5,043,786
Short-term and long-term debt	15,794,159	14,759,260

Cash, cash equivalents and restricted cash increased $2,136 million in the six months ended June 30, 2020 primarily due to cash provided by operations coupled with the issuance of debt.
Debt, net of debt issuance costs, increased $1,035 million due to the issuance of debt in April 2020 coupled with the remeasurement of our euro-denominated notes. The amount of principal and interest due in the next twelve months is $1,262 million.  As of June 30, 2020, no amounts had been borrowed under the $750 million Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements. We anticipate continuing to finance our future capital needs in the debt market. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. In addition, the recent COVID-19 pandemic has caused disruption in the capital markets. It could make financing more difficult and/or expensive and we may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
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

Three months ended June 30, 2020 as compared to the three months ended June 30, 2019

	Three Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Net cash provided by (used in) operating activities	$1,041,076	$(543,754)
Net cash used in investing activities	(142,001)	(50,036)
Net cash provided by financing activities	1,090,965	2,246,900

Non-GAAP reconciliation of free cash flow:
Net cash provided by (used in) operating activities	1,041,076	(543,754)
Net cash used in investing activities	(142,001)	(50,036)
Free cash flow	$899,075	$(593,790)

Net cash provided by operating activities increased $1,585 million to $1,041 million for the three months ended June 30, 2020. The increase in cash provided by operating activities was primarily driven by a $1,225 million or 25% increase in revenues coupled with a decrease in cash payments for content assets. The payments for content assets decreased $718 million, from $3,338 million to $2,619 million, or 22%, as compared to the increase in the amortization of content assets of $375 million, from $2,232 million to $2,607 million, or 17%. While we have resumed productions and related operations in many parts of the world, including countries within the Asia-Pacific and Europe, Middle East, and Africa regions, the ability to resume productions in other countries, including much of Latin America, India, and the United States, remains uncertain due to the global COVID-19 pandemic. As a result, the timing of certain production payments has been and will continue to be delayed until productions can resume and may be shifted to future years. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities increased $92 million for the three months ended June 30, 2020, primarily due to the increase in purchases of property and equipment.
Net cash provided by financing activities decreased $1,156 million for the three months ended June 30, 2020, due to a decrease in the proceeds from the issuance of debt from $2,225 million, net of $18 million issuance costs in the three months ended June 30, 2019, to $1,002 million, net of $8 million issuance costs in the three months ended June 30, 2020.
Free cash flow was $179 million higher than net income for the three months ended June 30, 2020 primarily due to a $220 million non-cash valuation allowance for deferred taxes due to recent legislation which imposed an annual cap on research and development credits, $119 million of non-cash remeasurement loss on our euro-denominated debt and $104 million of non-cash stock-based compensation expense, partially offset by $252 million in other non-favorable working capital differences and $12 million of cash payments for content assets over amortization expense.

Free cash flow was $864 million lower than net income for the three months ended June 30, 2019, primarily due to $1,106 million of cash payments for content assets over amortization expense partially offset by $138 million favorable working capital differences and $104 million of non-cash stock-based compensation expense.
Six months ended June 30, 2020 as compared to the six months ended June 30, 2019

	Six Months Ended
	June 30, 2020	June 30, 2019
	(in thousands)
Net cash provided by (used in) operating activities	$1,300,988	$(923,553)
Net cash used in investing activities	(240,304)	(130,139)
Net cash provided by financing activities	1,134,659	2,269,872

Non-GAAP reconciliation of free cash flow:
Net cash provided by (used in) operating activities	1,300,988	(923,553)
Net cash used in investing activities	(240,304)	(130,139)
Free cash flow	$1,060,684	$(1,053,692)
Net cash provided by operating activities increased $2,225 million to $1,301 million for the six months ended June 30, 2020. The increase in cash provided by operating activities was primarily driven by a $2,472 million or 26% increase in revenues coupled with a decrease in cash payments for content assets. The payments for content assets decreased $695 million, from $6,350 million to $5,655 million, or 11% as compared to the increase in the amortization of content assets of $734 million, from $4,357 million to $5,091 million, or 17%. While we have resumed productions and related operations in many parts of the world, including countries within the Asia-Pacific and Europe, Middle East, and Africa regions, the ability to resume productions in other countries, including much of Latin America, India, and the United States, remains uncertain due to the global COVID-19 pandemic. As a result, the timing of certain production payments has been and will continue to be delayed until productions can resume and may be shifted to future years. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities increased $110 million for the six months ended June 30, 2020, primarily due to the increase in purchases of property and equipment.
Net cash provided by financing activities decreased $1,135 million in the six months ended June 30, 2020, due to a decrease in proceeds from the issuance of debt from $2,225 million, net of $18 million issuance costs in the six months ended June 30, 2019, to $1,002 million, net of $8 million issuance costs in the six months ended June 30, 2020.
Free cash flow was $369 million lower than net income for the six months ended June 30, 2020 primarily due to $564 million of cash payments for content assets over amortization expense and $226 million in other non-favorable working capital differences, partially offset by a $220 million non-cash valuation allowance for deferred taxes due to recent legislation which imposed an annual cap on research and development credits and $201 million of non-cash stock-based compensation expenses.
Free cash flow was $1,668 million lower than net income for the six months ended June 30, 2019, primarily due to $1,993 million of cash payments for content assets over amortization expense partially offset by $120 million favorable other working capital differences and $205 million of non-cash stock-based compensation expenses.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of June 30, 2020. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of June 30, 2020:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Content obligations (1)	$19,133,340	$8,415,792	$8,315,449	$1,941,731	$460,368
Debt (2)	21,577,103	1,262,421	2,117,306	3,582,529	14,614,847
Operating lease obligations (3)	2,710,215	316,404	593,906	529,607	1,270,298
Other purchase obligations (4)	1,070,541	823,828	230,020	16,693	—
Total	$44,491,199	$10,818,445	$11,256,681	$6,070,560	$16,345,513

(1)
As of June 30, 2020, content obligations were comprised of $4.7 billion included in "Current content liabilities" and $3.2 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $11.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

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

(2)	Debt obligations include our Notes consisting of principal and interest payments. See Note 6 to the consolidated financial statements for further details.

(3)	See Note 5 to the consolidated financial statements for further details regarding leases.

(4)
Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery and cloud computing costs, as well as other miscellaneous open purchase orders for which we have not received the related services or goods.

As of June 30, 2020, we had gross unrecognized tax benefits of $81 million, of which $24 million was classified in “Other non-current liabilities” and $29 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of June 30, 2020, the valuation allowance of $352 million was related to the California research and development credits and certain foreign tax credits that we are not expected to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At June 30, 2020, our estimated gross unrecognized tax benefits were $81 million of which $47 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

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
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for 54% of the consolidated amount for the six months ended June 30, 2020. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Canadian dollar, the Australian dollar, the Japanese yen, the Mexican Peso, the Argentine peso, and the Brazilian real.
Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. In the six months ended June 30, 2020, our revenues would have been approximately $404 million higher had foreign currency exchange rates remained consistent with those in same period of 2019.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the six months ended June 30, 2020, we recognized a $139 million foreign exchange loss primarily due to the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies, coupled with the remeasurement of our Senior Notes denominated in euros.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the six months ended June 30, 2020 was a decrease of $59 million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 7 in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report of Form 10-K for the year ended December 31, 2019, as updated in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 6.	Exhibits
(a) Exhibits:

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015

3.2	Amended and Restated Bylaws	8-K	001-35727	3.1	April 3, 2019

3.3	Certificate of Amendment to the Amended and Restated Certificate of Incorporation	10-Q	000-49802	3.3	August 2, 2004

4.1	Indenture, dated as of April 28, 2020, by and between Netflix, Inc. and Wells Fargo Bank, National Association, as Trustee (3.625% Senior Notes due 2025).	8-K	001-35727	4.1	April 28, 2020

4.3	Indenture, dated as of April 28, 2020, by and between Netflix, Inc. and Wells Fargo Bank, National Association, as Trustee (3.000% Senior Notes due 2025).	8-K	001-35727	4.3	April 28, 2020

10.1	2020 Stock Plan	Def 14 A	001-35727	A	April 22, 2020

10.2	Purchase Agreement, dated as of April 23, 2020, between Netflix, Inc. and Morgan Stanley & Co. LLC, as representative of the initial purchasers listed in Schedule 1 thereto.	8-K	001-35727	10.1	April 28, 2020

10.3	Purchase Agreement, dated as of April 23, 2020, between Netflix, Inc. and Morgan Stanley International plc, as representative of the initial purchasers listed in Schedule 1 thereto.	8-K	001-35727	10.2	April 28, 2020

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
						X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	July 20, 2020	By:	/s/ Reed Hastings
Reed Hastings Co-Chief Executive Officer (Principal executive officer)

Dated:	July 20, 2020	By:	/s/ Spencer Neumann
Spencer Neumann Chief Financial Officer (Principal financial and accounting officer)