Form 10-Q
period 2020-09-30
NETFLIX INC
filed 2020-10-22
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2020, there were 441,795,008 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Revenues	$6,435,637	$5,244,905	$18,351,614	$14,689,013
Cost of revenues	3,867,751	3,097,919	11,111,159	8,974,190
Marketing	527,597	553,797	1,465,797	1,773,525
Technology and development	453,802	379,776	1,342,664	1,135,773
General and administrative	271,624	233,174	800,947	659,783
Operating income	1,314,863	980,239	3,631,047	2,145,742
Other income (expense):
Interest expense	(197,079)	(160,660)	(570,313)	(448,222)
Interest and other income (expense)	(256,324)	192,744	(367,802)	215,378
Income before income taxes	861,460	1,012,323	2,692,932	1,912,898
Provision for income taxes	71,484	347,079	473,693	632,952
Net income	$789,976	$665,244	$2,219,239	$1,279,946

Earnings per share:
Basic	$1.79	$1.52	$5.04	$2.93
Diluted	$1.74	$1.47	$4.89	$2.83
Weighted-average common shares outstanding:
Basic	441,526	438,090	440,486	437,547
Diluted	455,088	451,552	453,846	451,896

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Net income	$789,976	$665,244	$2,219,239	$1,279,946
Other comprehensive income (loss):
Foreign currency translation adjustments	32,925	(20,894)	22,374	(21,664)
Comprehensive income	$822,901	$644,350	$2,241,613	$1,258,282

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Cash flows from operating activities:
Net income	$789,976	$665,244	$2,219,239	$1,279,946
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Additions to content assets	(2,653,886)	(3,648,292)	(8,458,943)	(9,971,141)
Change in content liabilities	(379,458)	(95,548)	(228,945)	(122,660)
Amortization of content assets	2,733,743	2,279,977	7,824,287	6,636,578
Depreciation and amortization of property, equipment and intangibles	28,589	26,704	83,767	75,761
Stock-based compensation expense	106,357	100,262	307,586	305,310
Other non-cash items	83,851	57,934	219,600	164,337
Foreign currency remeasurement loss (gain) on debt	249,194	(171,360)	275,295	(167,676)
Deferred taxes	(40,277)	52,105	229,650	94,251
Changes in operating assets and liabilities:
Other current assets	(22,974)	145	(147,261)	(56,162)
Accounts payable	111,677	(7,643)	(149,503)	(134,784)
Accrued expenses and other liabilities	266,027	260,872	374,768	391,814
Deferred revenue	10,941	22,729	115,457	154,607
Other non-current assets and liabilities	(19,999)	(44,923)	(100,248)	(75,528)
Net cash provided by (used in) operating activities	1,263,761	(501,794)	2,564,749	(1,425,347)
Cash flows from investing activities:
Purchases of property and equipment	(109,811)	(45,333)	(349,567)	(145,298)
Change in other assets	(8,840)	(4,021)	(9,388)	(34,195)
Net cash used in investing activities	(118,651)	(49,354)	(358,955)	(179,493)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	1,009,464	2,243,196
Debt issuance costs	—	—	(7,559)	(18,192)
Proceeds from issuance of common stock	68,665	11,989	201,419	56,857
Net cash provided by financing activities	68,665	11,989	1,203,324	2,281,861
Effect of exchange rate changes on cash, cash equivalents and restricted cash	28,459	(29,325)	(30,624)	(29,341)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,242,234	(568,484)	3,378,494	647,680
Cash, cash equivalents and restricted cash at beginning of period	7,180,046	5,028,205	5,043,786	3,812,041
Cash, cash equivalents and restricted cash at end of period	$8,422,280	$4,459,721	$8,422,280	$4,459,721
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,392,391	$5,018,437
Other current assets	1,434,089	1,160,067
Total current assets	9,826,480	6,178,504
Content assets, net	25,067,633	24,504,567
Property and equipment, net	828,118	565,221
Other non-current assets	2,900,312	2,727,420
Total assets	$38,622,543	$33,975,712
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,599,654	$4,413,561
Accounts payable	541,298	674,347
Accrued expenses and other liabilities	1,259,124	843,043
Deferred revenue	1,040,202	924,745
Short-term debt	499,517	—
Total current liabilities	7,939,795	6,855,696
Non-current content liabilities	2,926,574	3,334,323
Long-term debt	15,547,616	14,759,260
Other non-current liabilities	1,875,235	1,444,276
Total liabilities	28,289,220	26,393,555
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at September 30, 2020 and December 31, 2019; 441,795,008 and 438,806,649 issued and outstanding at September 30, 2020 and December 31, 2019, respectively	3,303,482	2,793,929
Accumulated other comprehensive loss	(1,147)	(23,521)
Retained earnings	7,030,988	4,811,749
Total stockholders’ equity	10,333,323	7,582,157
Total liabilities and stockholders’ equity	$38,622,543	$33,975,712

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Total stockholders' equity, beginning balances	$9,334,753	$6,105,548	$7,582,157	$5,238,765

Common stock and additional paid-in capital:
Beginning balances	$3,127,813	$2,566,365	$2,793,929	$2,315,988
Issuance of common stock upon exercise of options	69,312	11,345	201,967	56,674
Stock-based compensation expense	106,357	100,262	307,586	305,310
Ending balance	$3,303,482	$2,677,972	$3,303,482	$2,677,972

Accumulated other comprehensive loss:
Beginning balances	$(34,072)	$(20,352)	$(23,521)	$(19,582)
Other comprehensive income (loss)	32,925	(20,894)	22,374	(21,664)
Ending balance	$(1,147)	$(41,246)	$(1,147)	$(41,246)

Retained earnings:
Beginning balances	$6,241,012	$3,559,535	$4,811,749	$2,942,359
Net income	789,976	665,244	2,219,239	1,279,946
Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	2,474
Ending balances	$7,030,988	$4,224,779	$7,030,988	$4,224,779

Total stockholders' equity, ending balances	$10,333,323	$6,861,505	$10,333,323	$6,861,505

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

Recently adopted accounting pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, Financial Instruments - Credit Losses (Topic 326), in order to improve financial reporting of expected credit losses on financial instruments and other commitments to extend credit. ASU 2016-13 requires that an entity measure and recognize expected credit losses for financial assets held at amortized cost and replaces the incurred loss impairment methodology in prior GAAP with a methodology that requires consideration of a broader range of information to estimate credit losses. The Company adopted ASU 2016-13 in the first quarter of 2020 and the impact of the adoption was not material to the Company's consolidated financial statements as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors. The Company will continue to actively monitor the impact of the coronavirus (COVID-19) pandemic on expected credit losses.

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
The following tables summarize streaming revenue, paid net membership additions, and paid memberships at end of period by region for the three and nine months ended September 30, 2020 and September 30, 2019, respectively:

United States and Canada (UCAN)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Revenues	$2,933,445	$2,621,250	$8,475,891	$7,379,300
Paid net membership additions	177	613	5,419	2,357
Paid memberships at end of period (1)	73,081	67,114	73,081	67,114

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Revenues	$2,019,083	$1,428,040	$5,635,094	$3,980,506
Paid net membership additions	759	3,126	10,464	9,537
Paid memberships at end of period (1)	62,242	47,355	62,242	47,355

Latin America (LATAM)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Revenues	$789,384	$741,434	$2,368,205	$2,049,042
Paid net membership additions	256	1,490	4,907	3,303
Paid memberships at end of period (1)	36,324	29,380	36,324	29,380

Asia-Pacific (APAC)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Revenues	$634,891	$382,304	$1,687,691	$1,051,400
Paid net membership additions	1,012	1,543	7,271	3,878
Paid memberships at end of period (1)	23,504	14,485	23,504	14,485

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

Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $2.8 billion and $8.0 billion, respectively, for the three and nine months ended September 30, 2020, and $2.5 billion and $7.0 billion, respectively, for the three and nine months ended September 30, 2019. DVD revenues were $59 million and $185 million, respectively, for the three and nine months ended September 30, 2020, and $72 million and $229 million, respectively, for the three and nine months ended September 30, 2019.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of September 30, 2020, total deferred revenue was $1,040 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $115 million increase in deferred revenue as compared to the balance of $925 million for the year ended December 31, 2019 is a result of the increase in membership fees billed due to increased memberships.

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

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands, except per share data)
Basic earnings per share:
Net income	$789,976	$665,244	$2,219,239	$1,279,946
Shares used in computation:
Weighted-average common shares outstanding	441,526	438,090	440,486	437,547
Basic earnings per share	$1.79	$1.52	$5.04	$2.93

Diluted earnings per share:
Net income	$789,976	$665,244	$2,219,239	$1,279,946
Shares used in computation:
Weighted-average common shares outstanding	441,526	438,090	440,486	437,547
Employee stock options	13,562	13,462	13,360	14,349
Weighted-average number of shares	455,088	451,552	453,846	451,896
Diluted earnings per share	$1.74	$1.47	$4.89	$2.83

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Employee stock options	124	2,402	560	1,268

4. Cash, Cash Equivalents and Restricted Cash

The following tables summarize the Company's cash, cash equivalents, and restricted cash as of September 30, 2020 and December 31, 2019:

	As of September 30, 2020
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$2,968,826	$2,761	$26,875	$2,998,462
Level 1 securities:
Money market funds	5,123,565	—	253	5,123,818
Level 2 securities:
Foreign Time Deposits	300,000	—	—	300,000

	$8,392,391	$2,761	$27,128	$8,422,280

	As of December 31, 2019
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$3,103,525	$1,863	$22,161	$3,127,549
Level 1 securities:
Money market funds	1,614,912	—	1,325	1,616,237
Level 2 securities:
Foreign Time Deposits	300,000	—	—	300,000

	$5,018,437	$1,863	$23,486	$5,043,786

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
There were no material gross realized gains or losses in the three and nine months ended September 30, 2020 and 2019, respectively.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Licensed content, net	$14,297,143	$14,703,352

Produced content, net
Released, less amortization	5,186,247	4,382,685
In production	4,696,990	4,750,664
In development and pre-production	887,253	667,866
	10,770,490	9,801,215

Total	$25,067,633	$24,504,567

As of September 30, 2020, approximately $5,743 million, $3,675 million, and $2,264 million of the $14,297 million unamortized cost of the licensed content is expected to be amortized in each of the next three years.  As of September 30, 2020, approximately $1,894 million, $1,465 million, and $1,025 million of the $5,186 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of September 30, 2020, the amount of accrued participations and residuals was not material.
The following table represents the amortization of content assets:

	Three Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Licensed content	$1,885,259	$1,810,757
Produced content	848,484	469,220
Total	$2,733,743	$2,279,977

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Licensed content	$5,628,499	$5,382,225
Produced content	2,195,788	1,254,353
Total	$7,824,287	$6,636,578

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	September 30, 2020	December 31, 2019	Estimated Useful Lives
	(in thousands)
Land	$13,560	$6,125
Buildings	41,894	33,141	30 years
Leasehold improvements	387,172	354,999	Over life of lease
Furniture and fixtures	95,240	87,465	3-15 years
Information technology	264,358	243,565	3 years
Corporate aircraft	110,621	108,995	8 years
Machinery and equipment	44,111	46,415	3-5 years
Capital work-in-progress	345,347	100,521
Property and equipment, gross	1,302,303	981,226
Less: Accumulated depreciation	(474,185)	(416,005)
Property and equipment, net	$828,118	$565,221

Leases
The Company has entered into operating leases primarily for real estate. These operating leases are included in "Other non-current assets" on the Company's Consolidated Balance Sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Company's Consolidated Balance Sheets.  As of September 30, 2020, total right-of-use assets were approximately $1,939 million and total operating lease liabilities were approximately $2,090 million, of which $237 million and $1,853 million were classified in "Accrued expenses and other liabilities" and "Other non-current liabilities", respectively. As of December 31, 2019, total right-of-use assets were approximately $1,532 million and total operating lease liabilities were approximately $1,613 million, of which $190 million and $1,423 million were classified in "Accrued expenses and other liabilities" and "Other non-current liabilities", respectively. The Company has entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less. These leases are not recorded on the Company's Consolidated Balance Sheets. All operating lease expense is recognized on a straight-line basis over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.
Information related to the Company's right-of-use assets and related lease liabilities were as follows:

	Three Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Cash paid for operating lease liabilities	$70,917	$51,767
Right-of-use assets obtained in exchange for new operating lease obligations	175,901	77,549

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Cash paid for operating lease liabilities	$187,880	$130,740
Right-of-use assets obtained in exchange for new operating lease obligations (1)	592,331	1,150,443
(1) In the nine months ended September 30, 2019, the balance includes $743 million for operating leases existing on January 1, 2019. The $592 million in additions in the nine months ended September 30, 2020 primarily relate to the additions of corporate office space.

Other Current Assets
Other current assets consisted of the following:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Trade receivables	$604,789	$454,399
Prepaid expenses	209,218	180,999
Other	620,082	524,669
Total other current assets	$1,434,089	$1,160,067

6. Debt
As of September 30, 2020, the Company had aggregate outstanding notes of $16,047 million, net of $111 million of issuance costs, with varying maturities (the "Notes"). Of the outstanding balance, $500 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2019, the Company had aggregate outstanding long-term notes of $14,759 million, net of $114 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement loss totaling $249 million and $275 million, respectively, for the three and nine months ended September 30, 2020).
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of September 30, 2020 and December 31, 2019:

	Principal Amount at Par				Level 2 Fair Value as of
	September 30, 2020	December 31, 2019	Issuance Date	Maturity	September 30, 2020	December 31, 2019
	(in millions)				(in millions)
5.375% Senior Notes	$500	$500	February 2013	February 2021	$507	$518
5.500% Senior Notes	700	700	February 2015	February 2022	736	744
5.750% Senior Notes	400	400	February 2014	March 2024	445	444
5.875% Senior Notes	800	800	February 2015	February 2025	906	896
3.000% Senior Notes (1)	551	—	April 2020	June 2025	575	—
3.625% Senior Notes	500	—	April 2020	June 2025	523	—
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,092	1,026
3.625% Senior Notes (1)	1,523	1,459	May 2017	May 2027	1,651	1,565
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,800	1,670
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	2,269	2,111
4.625% Senior Notes (1)	1,289	1,234	October 2018	May 2029	1,495	1,378
6.375% Senior Notes	800	800	October 2018	May 2029	989	916
3.875% Senior Notes (1)	1,406	1,346	April 2019	November 2029	1,556	1,429
5.375% Senior Notes	900	900	April 2019	November 2029	1,062	960
3.625% Senior Notes (1)	1,289	1,234	October 2019	June 2030	1,402	1,273
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,142	1,019
	$16,158	$14,873			$18,150	$15,949

(1) The following Senior Notes have a principal amount denominated in euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
The expected timing of principal and interest payments for these Notes are as follows:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Less than one year	$1,258,639	$736,969
Due after one year and through three years	2,136,439	2,581,471
Due after three years and through five years	3,612,818	1,705,201
Due after five years	14,875,099	15,699,800
Total debt obligations	$21,882,995	$20,723,441

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of September 30, 2020 and December 31, 2019, the Company was in compliance with all related covenants.
Revolving Credit Facility
As of September 30, 2020, the Company has a $750 million unsecured revolving credit facility ("Revolving Credit Agreement") which matures on March 29, 2024. Revolving loans may be borrowed, repaid and reborrowed until March 29, 2024, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of September 30, 2020, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of September 30, 2020 and December 31, 2019, the Company was in compliance with all related covenants.

7. Commitments and Contingencies

Content
As of September 30, 2020, the Company had $19.1 billion of obligations comprised of $4.6 billion included in "Current content liabilities" and $2.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $11.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.

As of December 31, 2019, the Company had $19.5 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $3.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $11.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Less than one year	$8,668,296	$8,477,367
Due after one year and through three years	8,004,624	8,352,731
Due after three years and through five years	1,956,565	2,041,340
Due after five years	442,769	618,644
Total content obligations	$19,072,254	$19,490,082

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
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2019	6,111,561	20,859,326	$124.28
New Shares Authorized	17,500,000	—	—
Granted	(1,498,232)	1,498,232	412.45
Exercised	—	(2,988,359)	67.58
Expired	—	(188)	13.38
Balances as of September 30, 2020	22,113,329	19,369,011	$155.32
Vested and exercisable as of September 30, 2020		19,369,011	$155.32

The aggregate intrinsic value of the Company's outstanding stock options as of September 30, 2020 was $6,684 million and represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the third quarter of 2020. This amount changes based on the fair market value of the Company’s common stock. The weighted-average remaining contractual term of the Company's outstanding stock options as of September 30, 2020 included in the table above was 5.47 years.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands)
Total intrinsic value of options exercised	$321,859	$119,439	$1,067,241	$513,213
Cash received from options exercised	68,665	11,989	201,419	56,857

Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Dividend yield	—%	—%	—%	—%
Expected volatility	45%	38%	37% - 45%	38% - 41%
Risk-free interest rate	0.67%	1.92%	0.67% - 1.71%	1.92% - 2.74%
Suboptimal exercise factor	3.62	3.19	3.34 - 3.62	3.07 - 3.19
Weighted-average fair value (per share)	$264	$154	$205	$165
Total stock-based compensation expense (in thousands)	$106,357	$100,262	$307,586	$305,310
Total income tax impact on provision (in thousands)	$24,292	$22,679	$68,435	$69,152

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

9. Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands, except percentages)
Provision for income taxes	$71,484	$347,079	$473,693	$632,952
Effective tax rate	8%	34%	18%	33%

On June 29, 2020, California enacted legislative changes that impose an annual cap of $5 million on the amount of business incentive tax credits the Company can utilize in California effective for tax years 2020 through 2022.
As of September 30, 2020, the Company had a California research and development ("R&D") credit carryforward of $239 million which can be carried forward indefinitely. In the second quarter of 2020 we evaluated the Company’s ability to realize the California R&D credit, the Company considered all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income and determined it is more likely than not that the pre-2020 credits and a portion of the current year R&D credit would not be realized. In the nine months ended September 30, 2020, the Company has recorded a valuation allowance of $239 million. The Company will monitor its business strategies, weighing positive and negative evidence in assessing its realization of this asset in the future and in the event there is a need to release the valuation allowance, a tax benefit will be recorded.
The effective tax rates for the three and nine months ended September 30, 2020 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation, partially offset by the establishment of a valuation allowance on the California R&D credit in the second quarter of 2020. The effective tax rates for the three and nine months ended September 30, 2019 differed from the Federal statutory rate primarily due to changes from the global corporate structure simplification, state taxes, foreign taxes, non-deductible expenses, and the international provisions of U.S. tax reform that became effective in 2018, partially offset by the recognition of excess tax benefits of stock-based compensation, and Federal and California R&D credits.
The decrease in effective tax rates for the three and nine months ended September 30, 2020, as compared to the same period in 2019 was primarily due to the United States Treasury issuance of final regulations that made certain aspects related to the Tax Cuts and Jobs Act of 2017 no longer applicable to the Company and the recognition of excess tax benefits of stock-based compensation, partially offset by the establishment of a valuation allowance on the California R&D credit in the second quarter of 2020. For the three and nine months ended September 30, 2020, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $66 million and $223 million, respectively, compared to the three and nine months ended September 30, 2019 of $27 million and $114 million, respectively.
Gross unrecognized tax benefits were $85 million and $67 million as of September 30, 2020 and December 31, 2019, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $49 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of September 30, 2020, gross unrecognized tax benefits of $24 million were classified as “Other non-current liabilities” and $30 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for income taxes” were not material in any of the periods presented.
Deferred tax assets of $429 million and $658 million were classified as “Other non-current assets” on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The Company has a valuation allowance of $371 million and

$135 million as of September 30, 2020 and December 31, 2019, respectively. The valuation allowance is related to the California R&D credits and certain foreign tax credits that the Company does not expect to realize.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for 2016 through 2018 and is subject to examination for 2019. The 2011 through 2019 state tax returns are subject to examination by various state tax authorities. The Company is also currently under examination in the U.K. for 2018 and 2019. The Company has no other significant foreign jurisdiction audits underway. The years 2014 through 2019 remain subject to examination by foreign tax authorities.
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

10. Segment and Geographic Information

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its co-chief executive officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
On July 13, 2020, Ted Sarandos was appointed as co-Chief Executive Officer of the Company and serves as Chief Content Officer and co-Chief Executive Officer with Reed Hastings, the Company’s co-Chief Executive Officer, President, and Chairman of the Board. The Company determined that both Mr. Sarandos and Mr. Hastings are its CODM and that there have been no changes to the Company's one operating segment as the Company's financial results continue to be evaluated on a consolidated basis by its CODM.
Total U.S. revenues were $2.8 billion and $8.0 billion, respectively, for the three and nine months ended September 30, 2020, and $2.5 billion and $7.0 billion, respectively, for the three and nine months ended September 30, 2019. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, were located as follows:

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
United States	$2,111,158	$1,503,459
International	655,795	594,047

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; content amortization; impact of recently adopted accounting pronouncements; price changes and testing; dividends; impact of foreign currency and exchange rate fluctuations, including on net income, revenues and average revenues per paying member; deferred revenue; investments in global content, including original content; impact of content and pricing changes on membership growth; the impact of the discontinuance of the LIBO Rate; liquidity, including cash flows from operations, available funds and access to financing sources; net cash provided by (used in) operating activities and free cash flow; unrecognized tax benefits; deferred tax assets; accessing and obtaining additional capital, including use of the debt market; accounting treatment for changes related to content assets; net income; future contractual obligations, including unknown content obligations and timing of payments; membership growth for the remainder of the fiscal year; and the impact of the coronavirus (COVID-19) pandemic and our response to it. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission (“SEC”) on January 29, 2020, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA, as updated in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.
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

Overview
We are the world’s leading subscription streaming entertainment service with over 195 million paid streaming memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials. Additionally, we continue to offer our legacy DVD-by-mail service in the United States.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	September 30, 2020	September 30, 2019	Q3'20 vs. Q3'19
	(in thousands, except revenue per membership and percentages)
Global Streaming Memberships:
Paid net membership additions	2,204	6,772	(4,568)	(67)%
Paid memberships at end of period	195,151	158,334	36,817	23%
Average paying memberships	194,049	154,948	39,101	25%
Average monthly revenue per paying membership	$10.95	$11.13	$(0.18)	(2)%

Financial Results:
Streaming revenues	$6,376,803	$5,173,028	$1,203,775	23%
DVD revenues	58,834	71,877	(13,043)	(18)%
Total revenues	$6,435,637	$5,244,905	$1,190,732	23%

Operating income	$1,314,863	$980,239	$334,624	34%
Operating margin	20.4%	18.7%	1.7%	9%

Paid net membership additions for the three months ended September 30, 2020 decreased 67% as compared to the three months ended September 30, 2019, in large extent due to the COVID-19 pandemic which contributed to significant paid net membership additions in the first half of 2020, and resulted in less growth in the third quarter of 2020 as compared to the prior year. While we are unable to accurately predict the impact of the pandemic on paid net membership additions in subsequent quarters, we expect less growth for the remainder of 2020 as compared to the prior year.

Consolidated revenues for the three months ended September 30, 2020 increased 23% as compared to the three months ended September 30, 2019. The increase in our consolidated revenues was due to the 25% growth in average paying memberships. The growth in paid memberships was partially offset by a 2% decrease in the average monthly revenue per paying membership due to the strengthening of the U.S. dollar relative to certain foreign currencies.
The increase in operating margin is primarily due to increased revenues and decreased marketing costs, coupled with technology and development, and general and administrative costs growing at a slower rate as compared to the 23% increase in revenues. The increase in operating margin was partially offset by increased content expenses as we continue to acquire, license and produce content, including expenses related to the COVID-19 pandemic and expenses related to overall deals.
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A: "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 for additional details. In an effort to protect the health and safety of our employees, our workforce has had and continues in most instances to spend a significant amount of time working from home, international travel has been severely curtailed and many of our productions remain paused or continue to experience disruption, as are the productions of our third-party content suppliers. Our other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content. While we and our partners have resumed productions and related operations in many parts of the world, our ability to produce content remains affected by the pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, some of which have been subsequently rescinded, modified or reinstated, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing. We anticipate that these actions and the global health crisis caused by COVID-19, including any resurgences, will continue to negatively impact business activity across the globe. While we have observed demand increases for our streaming entertainment service in the first half of 2020, we experienced less growth in the third quarter of 2020 and we cannot estimate the impact COVID-19 will have in the future as business and consumer activity decelerates across the globe. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

Streaming Revenues
We derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of September 30, 2020, pricing on our plans ranged from the U.S. dollar equivalent of $3 to $24 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
The following tables summarize streaming revenue and other streaming membership information by region for the three and nine months ended September 30, 2020 and September 30, 2019.

United States and Canada (UCAN)
Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

	As of/ Three Months Ended		Change
	September 30, 2020	September 30, 2019	Q3'20 vs. Q3'19
	(in thousands, except revenue per membership and percentages)
Revenues	$2,933,445	$2,621,250	$312,195	12%
Paid net membership additions	177	613	(436)	(71)%
Paid memberships at end of period	73,081	67,114	5,967	9%
Average paying memberships	72,993	66,808	6,185	9%
Average monthly revenue per paying membership	$13.40	$13.08	$0.32	2%
Constant currency change (1)				3%

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

	As of/ Nine Months Ended		Change
	September 30, 2020	September 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except revenue per membership and percentages)
Revenues	$8,475,891	$7,379,300	$1,096,591	15%
Paid net membership additions	5,419	2,357	3,062	130%
Paid memberships at end of period	73,081	67,114	5,967	9%
Average paying memberships	71,082	66,357	4,725	7%
Average monthly revenue per paying membership	$13.25	$12.36	$0.89	7%
Constant currency change (1)				7%

Europe, Middle East, and Africa (EMEA)
Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

	As of/ Three Months Ended		Change
	September 30, 2020	September 30, 2019	Q3'20 vs. Q3'19
	(in thousands, except revenue per membership and percentages)
Revenues	$2,019,083	$1,428,040	$591,043	41%
Paid net membership additions	759	3,126	(2,367)	(76)%
Paid memberships at end of period	62,242	47,355	14,887	31%
Average paying memberships	61,863	45,792	16,071	35%
Average monthly revenue per paying membership	$10.88	$10.40	$0.48	5%
Constant currency change (1)				3%
Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

	As of/ Nine Months Ended		Change
	September 30, 2020	September 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except revenue per membership and percentages)
Revenues	$5,635,094	$3,980,506	$1,654,588	42%
Paid net membership additions	10,464	9,537	927	10%
Paid memberships at end of period	62,242	47,355	14,887	31%
Average paying memberships	59,076	43,119	15,957	37%
Average monthly revenue per paying membership	$10.60	$10.26	$0.34	3%
Constant currency change (1)				5%

Latin America (LATAM)

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

	As of/ Three Months Ended		Change
	September 30, 2020	September 30, 2019	Q3'20 vs. Q3'19
	(in thousands, except revenue per membership and percentages)
Revenues	$789,384	$741,434	$47,950	6%
Paid net membership additions	256	1,490	(1,234)	(83)%
Paid memberships at end of period	36,324	29,380	6,944	24%
Average paying memberships	36,196	28,635	7,561	26%
Average monthly revenue per paying membership	$7.27	$8.63	$(1.36)	(16)%
Constant currency change (1)				5%
Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

	As of/ Nine Months Ended		Change
	September 30, 2020	September 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except revenue per membership and percentages)
Revenues	$2,368,205	$2,049,042	$319,163	16%
Paid net membership additions	4,907	3,303	1,604	49%
Paid memberships at end of period	36,324	29,380	6,944	24%
Average paying memberships	34,752	27,722	7,030	25%
Average monthly revenue per paying membership	$7.57	$8.21	$(0.64)	(8)%
Constant currency change (1)				10%

Asia-Pacific (APAC)
Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

	As of/ Three Months Ended		Change
	September 30, 2020	September 30, 2019	Q3'20 vs. Q3'19
	(in thousands, except revenue per membership and percentages)
Revenues	$634,891	$382,304	$252,587	66%
Paid net membership additions	1,012	1,543	(531)	(34)%
Paid memberships at end of period	23,504	14,485	9,019	62%
Average paying memberships	22,998	13,714	9,284	68%
Average monthly revenue per paying membership	$9.20	$9.29	$(0.09)	(1)%
Constant currency change (1)				(1)%
Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

	As of/ Nine Months Ended		Change
	September 30, 2020	September 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except revenue per membership and percentages)
Revenues	$1,687,691	$1,051,400	$636,291	61%
Paid net membership additions	7,271	3,878	3,393	87%
Paid memberships at end of period	23,504	14,485	9,019	62%
Average paying memberships	20,732	12,543	8,189	65%
Average monthly revenue per paying membership	$9.05	$9.31	$(0.26)	(3)%
Constant currency change (1)				(1)%

(1) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the three and nine months ended September 30, 2020, our revenues would have been approximately $158 million and $562 million higher, respectively, had foreign currency exchange rates remained constant with those for the three and nine months ended September 30, 2019.

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

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

	Three Months Ended		Change
	September 30, 2020	September 30, 2019	Q3'20 vs. Q3'19
	(in thousands, except percentages)
Cost of revenues	$3,867,751	$3,097,919	$769,832	25%
As a percentage of revenues	60%	59%

The increase in cost of revenues was primarily due to a $454 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. Expenses associated with the acquisition, licensing and production of content increased $277 million, including expenses related to the COVID-19 pandemic and expenses related to overall deals. Streaming delivery costs and other operations costs increased driven by our growing member base.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

	Nine Months Ended		Change
	September 30, 2020	September 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except percentages)
Cost of revenues	$11,111,159	$8,974,190	$2,136,969	24%
As a percentage of revenues	61%	61%

The increase in cost of revenues was primarily due to a $1,188 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. Expenses associated with the acquisition, licensing and production of content increased $830 million, including expenses related to the COVID-19 pandemic and expenses related to overall deals. Streaming delivery costs and other operations costs increased driven by our growing member base.

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

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

	Three Months Ended		Change
	September 30, 2020	September 30, 2019	Q3'20 vs. Q3'19
	(in thousands, except percentages)
Marketing	$527,597	$553,797	$(26,200)	(5)%
As a percentage of revenues	8%	11%

The decrease in marketing expenses was primarily due to a $25 million decrease in advertising expenses.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

	Nine Months Ended		Change
	September 30, 2020	September 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except percentages)
Marketing	$1,465,797	$1,773,525	$(307,728)	(17)%
As a percentage of revenues	8%	12%
The decrease in marketing expenses was primarily due to a $327 million decrease in advertising expenses, partially offset by increased payments to our marketing partners.

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

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

	Three Months Ended		Change
	September 30, 2020	September 30, 2019	Q3'20 vs. Q3'19
	(in thousands, except percentages)
Technology and development	$453,802	$379,776	$74,026	19%
As a percentage of revenues	7%	7%

The increase in technology and development expenses was primarily due to a $67 million increase in personnel-related costs, including increases in compensation for existing employees and growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

	Nine Months Ended		Change
	September 30, 2020	September 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except percentages)
Technology and development	$1,342,664	$1,135,773	$206,891	18%
As a percentage of revenues	7%	8%

The increase in technology and development expenses was primarily due to a $188 million increase in personnel-related costs, including increases in compensation for existing employees and growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

	Three Months Ended		Change
	September 30, 2020	September 30, 2019	Q3'20 vs. Q3'19
	(in thousands, except percentages)
General and administrative	$271,624	$233,174	$38,450	16%
As a percentage of revenues	4%	4%
General and administrative expenses increased primarily due to a $32 million increase in personnel-related costs, including increases in compensation for existing employees and growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

	Nine Months Ended		Change
	September 30, 2020	September 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except percentages)
General and administrative	$800,947	$659,783	$141,164	21%
As a percentage of revenues	4%	4%
General and administrative expenses increased primarily due to a $118 million increase in personnel-related costs, including increases in compensation for existing employees and growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

	Three Months Ended		Change
	September 30, 2020	September 30, 2019	Q3'20 vs. Q3'19
	(in thousands, except percentages)
Interest expense	$197,079	$160,660	$36,419	23%
As a percentage of revenues	3%	3%

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

	Nine Months Ended		Change
	September 30, 2020	September 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except percentages)
Interest expense	$570,313	$448,222	$122,091	27%
As a percentage of revenues	3%	3%

Interest expense primarily consists of interest on our Notes of $191 million and $556 million for the three and nine months ended September 30, 2020, respectively. The increase in interest expense for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 was due to the increase in debt.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash and cash equivalents.

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

	Three Months Ended		Change
	September 30, 2020	September 30, 2019	Q3'20 vs. Q3'19
	(in thousands, except percentages)
Interest and other income (expense)	$(256,324)	$192,744	$(449,068)	(233)%
As a percentage of revenues	(4)%	4%

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

	Nine Months Ended		Change
	September 30, 2020	September 30, 2019	YTD'20 vs. YTD'19
	(in thousands, except percentages)
Interest and other income (expense)	$(367,802)	$215,378	$(583,180)	(271)%
As a percentage of revenues	(2)%	1%

Interest and other income (expense) decreased in the three and nine months ended September 30, 2020 primarily due to foreign exchange losses of $258 million and $397 million, respectively, compared to gains of $170 million and $161 million, respectively, for the corresponding periods in 2019. In the three and nine months ended September 30, 2020, the foreign exchange losses were primarily driven by the losses of $249 million and $275 million, respectively, from the remeasurement of our €5,170 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three and nine months ended September 30, 2019, the foreign exchange gains were primarily driven by the gains of $171 million and $168 million, respectively, from the remeasurement of our €3,600 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies.

Provision for Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
	(in thousands, except percentages)
Provision for income taxes	$71,484	$347,079	$473,693	$632,952
Effective tax rate	8%	34%	18%	33%
On June 29, 2020, California enacted legislative changes that impose an annual cap of $5 million on the amount of business incentive tax credits we can utilize in California effective for tax years 2020 through 2022.
As of September 30, 2020, we had a California research and development ("R&D") credit carryforward of $239 million which can be carried forward indefinitely. In the second quarter of 2020 we evaluated our ability to realize the California R&D credit, and considered all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income and determined it is more likely than not that the pre-2020 credits and a portion of the current year R&D credit would not be realized. In the nine months ended September 30, 2020, we recorded a valuation allowance of $239 million. We will monitor our business strategies, weighing positive and negative evidence in assessing the realization of this asset in the future and in the event there is a need to release the valuation allowance, a tax benefit will be recorded.
The effective tax rates for the three and nine months ended September 30, 2020 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation, partially offset by the establishment of a valuation allowance on the California R&D credit in the second quarter of 2020.
The decrease in our effective tax rates for the three and nine months ended September 30, 2020, as compared to the same period in 2019 was primarily due to the United States Treasury issuance of final regulations that made certain aspects related to the Tax Cuts and Jobs Act of 2017 no longer applicable to the Company and the recognition of excess tax benefits of stock-based compensation, partially offset by the establishment of a valuation allowance on the California R&D credit in the second quarter of 2020.

Liquidity and Capital Resources

	As of
	September 30, 2020	December 31, 2019
	(in thousands)
Cash, cash equivalents and restricted cash	$8,422,280	$5,043,786
Short-term and long-term debt	16,047,133	14,759,260

Cash, cash equivalents and restricted cash increased $3,378 million in the nine months ended September 30, 2020 primarily due to cash provided by operations coupled with the issuance of debt.
Debt, net of debt issuance costs, increased $1,288 million primarily due to the issuance of debt in April 2020 coupled with the remeasurement of our euro-denominated notes. The amount of principal and interest due in the next twelve months is $1,259 million.  As of September 30, 2020, no amounts had been borrowed under the $750 million Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements. We anticipate continuing to finance our future capital needs, if any, in the debt market. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.

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

Three months ended September 30, 2020 as compared to the three months ended September 30, 2019

	Three Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Net cash provided by (used in) operating activities	$1,263,761	$(501,794)
Net cash used in investing activities	(118,651)	(49,354)
Net cash provided by financing activities	68,665	11,989

Non-GAAP reconciliation of free cash flow:
Net cash provided by (used in) operating activities	1,263,761	(501,794)
Net cash used in investing activities	(118,651)	(49,354)
Free cash flow	$1,145,110	$(551,148)

While we and our partners have resumed productions and related operations in many parts of the world, our ability to produce content remains affected by the pandemic. As a result, the timing of certain production payments has been and will continue to be delayed until productions can resume and may be shifted to future years. Net cash provided by operating activities increased $1,766 million to $1,264 million for the three months ended September 30, 2020. The increase in cash provided by operating activities was primarily driven by a $1,191 million or 23% increase in revenues coupled with a decrease in cash payments for content assets. The payments for content assets decreased $710 million, from $3,744 million to $3,033 million, or 19%, as compared to the increase in the amortization of content assets of $454 million, from $2,280 million to $2,734 million, or 20%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities increased $69 million for the three months ended September 30, 2020, primarily due to the increase in purchases of property and equipment.
Net cash provided by financing activities increased $57 million for the three months ended September 30, 2020, due to an increase in the proceeds from the issuance of common stock.
Free cash flow was $355 million higher than net income for the three months ended September 30, 2020 primarily due to $300 million favorable working capital differences, $249 million of non-cash remeasurement loss on our euro-denominated debt and $106 million of non-cash stock-based compensation expense, partially offset by $300 million of cash payments for content assets over amortization expense.
Free cash flow was $1,216 million lower than net income for the three months ended September 30, 2019, primarily due to $1,464 million of cash payments for content assets over amortization expense, partially offset by $148 million favorable working capital differences and $100 million of non-cash stock-based compensation expense.

Nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019

	Nine Months Ended
	September 30, 2020	September 30, 2019
	(in thousands)
Net cash provided by (used in) operating activities	$2,564,749	$(1,425,347)
Net cash used in investing activities	(358,955)	(179,493)
Net cash provided by financing activities	1,203,324	2,281,861

Non-GAAP reconciliation of free cash flow:
Net cash provided by (used in) operating activities	2,564,749	(1,425,347)
Net cash used in investing activities	(358,955)	(179,493)
Free cash flow	$2,205,794	$(1,604,840)
While we and our partners have resumed productions and related operations in many parts of the world, our ability to produce content remains affected by the pandemic. As a result, the timing of certain production payments has been and will continue to be delayed until productions can resume and may be shifted to future years. Net cash provided by operating activities increased $3,990 million to $2,565 million for the nine months ended September 30, 2020. The increase in cash provided by operating activities was primarily driven by a $3,663 million or 25% increase in revenues coupled with a decrease in cash payments for content assets. The payments for content assets decreased $1,406 million, from $10,094 million to $8,688 million, or 14% as compared to the increase in the amortization of content assets of $1,188 million, from $6,637 million to $7,824 million, or 18%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities increased $179 million for the nine months ended September 30, 2020, primarily due to the increase in purchases of property and equipment.
Net cash provided by financing activities decreased $1,079 million in the nine months ended September 30, 2020, due to a decrease in proceeds from the issuance of debt from $2,225 million, net of $18 million issuance costs in the nine months ended September 30, 2019, to $1,002 million, net of $8 million issuance costs in the nine months ended September 30, 2020.
Free cash flow was $13 million lower than net income for the nine months ended September 30, 2020 primarily due to $864 million of cash payments for content assets over amortization expense, partially offset by $275 million of non-cash remeasurement loss on our euro-denominated debt, $239 million non-cash valuation allowance for deferred taxes due to recent legislation which imposed an annual cap on research and development credits, $308 million of non-cash stock-based compensation expenses and $29 million favorable other working capital differences.
Free cash flow was $2,885 million lower than net income for the nine months ended September 30, 2019, primarily due to $3,457 million of cash payments for content assets over amortization expense, partially offset by $267 million favorable other working capital differences and $305 million of non-cash stock-based compensation expenses.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of September 30, 2020. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of September 30, 2020:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Content obligations (1)	$19,072,254	$8,668,296	$8,004,624	$1,956,565	$442,769
Debt (2)	21,882,995	1,258,639	2,136,439	3,612,818	14,875,099
Operating lease obligations (3)	2,801,946	332,028	629,071	567,453	1,273,394
Other purchase obligations (4)	1,020,860	762,225	248,487	10,148	—
Total	$44,778,055	$11,021,188	$11,018,621	$6,146,984	$16,591,262

(1)
As of September 30, 2020, content obligations were comprised of $4.6 billion included in "Current content liabilities" and $2.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $11.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

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

As of September 30, 2020, we had gross unrecognized tax benefits of $85 million, of which $24 million was classified in “Other non-current liabilities” and $30 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance

Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of September 30, 2020, the valuation allowance of $371 million was related to the California research and development credits and certain foreign tax credits that we do not expect to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At September 30, 2020, our estimated gross unrecognized tax benefits were $85 million of which $49 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 to the consolidated financial statements for further information regarding income taxes.

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
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for 54% of the consolidated amount for the nine months ended September 30, 2020. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Canadian dollar, the Mexican Peso, the Australian dollar, the Japanese yen, and the Argentine peso.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. In the nine months ended September 30, 2020, our revenues would have been approximately $562 million higher had foreign currency exchange rates remained consistent with those in same period of 2019.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the nine months ended September 30, 2020, we recognized a $397 million foreign exchange loss primarily due to the remeasurement of our Senior Notes denominated in euros, coupled with the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the nine months ended September 30, 2020 was a decrease of $31 million.
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
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended, is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
Our management, including our co-Chief Executive Officers and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The information set forth under Note 7 in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.	Risk Factors
There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2019, as updated in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Item 6.	Exhibits
(a) Exhibits:

See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015

3.2	Amended and Restated Bylaws	8-K	001-35727	3.1	September 4, 2020

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101
The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	October 22, 2020	By:	/s/ Reed Hastings
Reed Hastings Co-Chief Executive Officer (Principal executive officer)

Dated:	October 22, 2020	By:	/s/ Spencer Neumann
Spencer Neumann Chief Financial Officer (Principal financial and accounting officer)