Form 10-K
period 2020-12-31
NETFLIX INC
filed 2021-01-28
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2020 the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $196,932,116,552. Shares of common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of December 31, 2020, there were 442,895,261 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, net cash provided by (used in) operating activities, access to financing sources, and free cash flows; capital allocation strategies, including any future stock repurchase programs; seasonality; stock price volatility; impact of foreign exchange rate fluctuations, including on net income, revenues and average revenues per paying member; adequacy of existing facilities; the impact of the discontinuance of the LIBO Rate; future regulatory changes and their impact on our business; intellectual property; price changes and testing; impact of recently adopted accounting pronouncements; accounting treatment for changes related to content assets; action by competitors; membership growth, including impact of content and pricing changes on membership growth; partnerships; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming; content amortization; tax expense; unrecognized tax benefits; deferred tax assets; our ability to effectively manage change and growth; our company culture; our ability to attract and retain qualified employees and key personnel; and the impact of the coronavirus (COVID-19) pandemic and our response to it. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.Business
ABOUT US
Netflix, Inc. (“Netflix”, “the Company”, “registrant”, “we”, or “us”) is one of the world’s leading entertainment services with approximately 204 million paid memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials. Additionally, we continue to offer our DVD-by-mail service in the United States (“U.S.”).
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

BUSINESS SEGMENTS
We operate as one operating segment. Our revenues are primarily derived from monthly membership fees for services related to streaming content to our members. See Note 12, Segment and Geographic Information, in the accompanying notes to our consolidated financial statements for further detail.

COMPETITION
The market for video entertainment is intensely competitive and subject to rapid change. We compete against other entertainment video providers, such as multichannel video programming distributors (“MVPDs”), streaming entertainment providers (including those that provide pirated content), video gaming providers and more broadly against other sources of entertainment that our members could choose in their moments of free time. We also compete against streaming entertainment providers and content producers in obtaining content for our service, both for licensed content and for original content projects.
While consumers may maintain simultaneous relationships with multiple entertainment sources, we strive for consumers to choose us in their moments of free time. We have often referred to this choice as our objective of "winning moments of truth." In attempting to win these moments of truth with our members, we are continually improving our service, including both our technology and our content, which is increasingly exclusive and curated, and includes our original programming.
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
REGULATION
The media landscape and the internet delivery of content have seen growing regulatory action. Historically, media has been highly regulated in many countries. We are seeing some of these legacy regulatory frameworks be updated and expanded to address services like ours. In particular, we are seeing some countries update their cultural support legislation to include services like Netflix. This includes content quotas, levies and investment obligations. Some even restrict the extent of ownership rights we can have both in our service and in our content. In certain countries, regulators are also looking at restrictions that could require formal reviews of and/or adjustments to content that appears on our service in their country. In general these regulations impact all services and may make operating in certain jurisdictions more expensive or restrictive as to the content offering we may provide.
HUMAN CAPITAL
We view our employees and our culture as key to our success. As of December 31, 2020, we had approximately 9,400 full-time employees located globally in 59 countries. Of these, 7,600 (81%) were located in the United States and Canada, 1,000 (11%) in Europe, Middle East, and Africa, 200 (2%) in Latin America and 600 (6%) in Asia-Pacific. We also have a number of employees engaged in content production, some of whom are part-time or temporary, and whose numbers fluctuate throughout the year.

We believe a critical component of our success is our company culture. This culture, which is detailed in a "Culture Memo" located on our website, is often described as a high-performance culture of freedom and responsibility. We aim to attract and retain great people - representing a diverse array of perspectives and skills - to work together as a dream team. We empower all of our employees so that they can have significant impact and input into decision-making; each employee has the freedom and power to make the decisions and take actions in the best interest of the Company in carrying out their role. In return, our employees are responsible and accountable for those decisions and actions. With this approach, we believe we are a more flexible, fun, stimulating, creative, collaborative and successful organization.

As we have expanded our offices globally, our company culture remains an important aspect of our operations. We have also become mindful of cultural differences across and within regions. Fostering a work environment that is culturally diverse, inclusive and equitable is a major focus for us. We employ a team reporting to our VP of Inclusion Strategy who works to build diversity, inclusion and equity into all aspects of our operations globally, with the goal of having diversity and inclusion function as a critical lens through which each Netflix employee carries out their role. We want more people and cultures to see themselves reflected on screen - so it’s important that our employees are diverse like the communities we serve. Our Inclusion team helps increase representation by training our recruiters on how to hire more inclusively, and to help the company and senior leaders diversify their networks. We also support numerous employee resource groups (ERGs), representing employees and allies from a broad array of historically underrepresented and/or marginalized communities. Our ERGs are important in creating a more inclusive environment for all employees, allowing space to connect on shared experiences, providing mentoring, career development and volunteering opportunities, and to provide the Company with insight into the perspectives, needs and lived experiences of the communities. Each ERG is supported by senior leaders across the Company. We published our first Inclusion report in January 2021 which further highlights our approach to diversity and inclusion.

We believe in fostering great leaders. We employ a VP of Leadership Programs, whose team’s mission is to design programs, such as seminars and lectures, that help our leaders (officers, VPs and director-level employees) examine values that guide them personally, and as leaders, especially when those values come into tension with the world around us. The goal of these programs is to create great human beings, who become great leaders, who shape a great company. We also employ a learning and development team that programs workshops to provide skills and coaching to employees on a variety of topics, such as leading and inspiring teams. We believe this focus helps our employees grow as leaders and well-rounded individuals, and better positions Netflix to operate our global business of providing compelling content to entertain the world.

We aim to pay our employees at the top of their personal market, and they generally are able to choose the form of their compensation between cash and stock options. This permits employee compensation to be highly personalized and reflective of each employee's individual needs and preferences. In 2020, we conducted a pay equity analysis and adopted practices to ensure that employees from underrepresented groups are not being underpaid relative to others doing the same or similar work. We also practice “open compensation,” which means the top leaders (director-level and above) at the company can see how much any employee is paid. This encourages open discussions about pay disparities throughout the Company. We aim to rectify any pay gaps that we find through these approaches.

We care about the health and well-being of our employees and their families. Each employee receives an annual cash health benefit allowance that they may allocate to medical, dental and vision premiums in a way that makes sense for them. If any portion of the benefit is unused, the employee is paid the unused benefit as cash compensation, up to $5,000. Employees have access to a host of other benefits, including mental health, childcare, family planning and a company match for charitable donations. We enhanced a number of these benefits to support our employees through the challenges arising from the COVID-19 pandemic.

We believe that our approach to human capital resources has been instrumental in our growth, and has made Netflix a desirable destination for employees.

OTHER INFORMATION
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
Investors and others should note that we announce material financial information to our investors using our investor relations website (ir.netflix.net), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media and blogs to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels and blogs listed on our investor relations website.

Item 1A.Risk Factors

If any of the following risks actually occur, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline, and you could lose all or part of your investment.
Risks Related to Our Business
The ongoing coronavirus (COVID-19) pandemic and the global attempt to contain it may harm our industry, business, results of operations and ability to raise additional capital.
The global spread of the coronavirus (COVID-19) and the various attempts to contain it have created significant volatility, uncertainty and economic disruption. In an effort to contain COVID-19 or slow its spread, governments around the world have enacted various measures, some of which have been subsequently rescinded, modified or reinstated, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing. We anticipate that these actions and the global health crisis caused by COVID-19, including any resurgences, will continue to negatively impact business activity across the globe. In response to government mandates, health care advisories and otherwise responding to employee and vendor concerns, we have altered certain aspects of our operations. In an effort to protect the health and safety of our employees, our workforce has and continues to spend a significant amount of time working from home. International travel has been severely curtailed and many of our productions continue to experience disruption, as are productions of our third-party content suppliers. Other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production and post-production of content. While we and our partners have resumed productions and related operations in many parts of the world, our ability to produce content remains affected by the pandemic. To the extent the resulting economic disruption is severe, we could see some vendors go out of business, resulting in supply constraints and increased costs or delays to our productions. Such production pauses may cause us temporarily to have less new content available on our service in subsequent quarters, which could negatively impact consumer demand for and member retention to our service and the number of paid memberships. Temporary production pauses or permanent shutdowns in production could result in content asset impairments or other charges and will change the timing and amount of cash outflows associated with production activity.
The full extent to which the COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the availability and cost to access the capital markets; the effect on our customers and customer demand for and ability to pay for our services; disruptions or restrictions on our employees’ ability to work and travel; and any stoppages, disruptions or increased costs associated with our development, production, post-production, marketing and distribution of original programming. During the COVID-19 crisis, we may not be able to provide the same level of customer service and product features that our members are used to which could negatively impact their perception of our service resulting in an increase in cancellations. Furthermore, given increased government expenditures associated with their COVID-19 response, we could see increased government obligations which could negatively impact our results of operations. If we need to access the capital markets, there can be no assurance that financing may be available on attractive terms, if at all. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including content production, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.
The COVID-19 pandemic also led to an increase in our net paid membership additions relative to our quarterly forecast and historic trends in the first half of 2020, and slower net paid membership additions in the second half of 2020 relative to historic trends. These results, as well as those of other metrics such as revenues, operating margins, net income, net cash provided by operating activities and other financial and operating data, may not be indicative of results for future periods. In addition to the potential direct impacts to our business, the global economy is likely to be significantly weakened as a result of the actions taken in response to COVID-19. To the extent that such a weakened global economy impacts consumers’ ability or willingness to pay for our service or vendors’ ability to provide services to us, especially those related to our content productions, we could see our business and results of operation negatively impacted.

If our efforts to attract and retain members are not successful, our business will be adversely affected.
We have experienced significant membership growth over the past several years. Our ability to continue to attract members will depend in part on our ability to consistently provide our members with compelling content choices, effectively market our service, as well as provide a quality experience for selecting and viewing TV series, documentaries and feature films. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain memberships. Competitors include other entertainment video providers, such as MVPDs, and streaming entertainment providers (including those that provide pirated content), as well as video gaming providers and more broadly other sources of entertainment that our members could choose in their moments of free time. If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members. We may, from time to time, adjust our membership pricing or our pricing model itself, which may not be well-received by consumers, and which may result in existing members canceling our service or fewer new members joining our service. In addition, many of our members rejoin our service or originate from word-of-mouth advertising from existing members. If our efforts to satisfy our existing members are not successful, we may not be able to attract members, and as a result, our ability to maintain and/or grow our business will be adversely affected. Members cancel our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. We must continually add new memberships both to replace canceled memberships and to grow our business beyond our current membership base. While we permit multiple users within the same household to share a single account for non-commercial purposes, if multi-household usage is abused or if our efforts to restrict multi-household usage are ineffective, our ability to add new members may be hindered and our results of operations may be adversely impacted. If we do not grow as expected, given, in particular, that our content costs are largely fixed in nature and contracted over several years, we may not be able to adjust our expenditures or increase our (per membership) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operation may be adversely impacted. If we are unable to successfully compete with current and new competitors in both retaining our existing memberships and attracting new memberships, our business will be adversely affected. Further, if excessive numbers of members cancel our service, we may be required to incur significantly higher marketing expenditures than we currently anticipate to replace these members with new members.
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
As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of original programming, including TV series, documentaries and feature films. We believe that original programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain members. To the extent our original programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted. As we expand our original programming, we have become responsible for production costs and other expenses, such as ongoing guild payments. We also take on risks associated with production, such as completion and key talent risk. Negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of our original programming.  We may face potential liability or may suffer losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our original programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well received by our members, or could be damaging to our brand or business.
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
We are expanding our operations internationally, scaling our streaming service to effectively and reliably handle anticipated growth in both members and features related to our service, scaling our ability to produce original content, as well as continuing to operate our DVD service within the U.S. As our international offering evolves, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and streaming video, as well as differing legal and regulatory environments. As we scale our streaming service, we are developing technology and utilizing third-party “cloud” computing services. As we scale our original content production, we are building out expertise in a number of disciplines, including creative, marketing, legal, finance, licensing, merchandising and other resources related to the development and physical production of content. Further, we may expand our content offering in a manner that is not well received by consumers. As we grow our operations, we may face integration and operational challenges as well as potential unknown liabilities and reputational concerns in connection with partners we work with or companies we may acquire or control. If we are not able to manage the growing complexity of our business, including improving, refining or revising our systems and operational practices related to our streaming operations and original content, our business may be adversely affected.
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
We utilize marketing to promote our content and drive conversation about our content and service. To the extent we promote our content or service inefficiently or ineffectively, we may not obtain the expected acquisition and retention benefits and our business may be adversely affected.
We rely upon a number of partners to make our service available on their devices.
We currently offer members the ability to receive streaming content through a host of internet-connected devices, including TVs, digital video players, television set-top boxes and mobile devices. We have agreements with various cable, satellite and telecommunications operators to make our service available through the television set-top boxes of these service providers, some of whom may have investments in competing streaming content providers. In many instances, our agreements also include provisions by which the partner bills consumers directly for the Netflix service or otherwise offers services or products in connection with offering our service. If partners or other providers do a better job of connecting consumers with content they want to watch, for example through multi-service discovery interfaces, our service may be adversely impacted. We intend to continue to broaden our relationships with existing partners and to increase our capability to stream TV series, documentaries and feature films to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory, business or other impediments to delivering our streaming content to our members via these devices, our ability to retain members and grow our business could be adversely impacted.
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
Risks Related to Intellectual Property
If studios, content providers or other rights holders refuse to license streaming content or other rights upon terms acceptable to us, our business could be adversely affected.
Our ability to provide our members with content they can watch depends on studios, content providers and other rights holders licensing rights, including distribution rights, to such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such licenses vary. As content providers develop their own streaming services, they may be unwilling to provide us with access to certain content, including popular series or movies. If the studios, content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to stream content to our members may be adversely affected and/or our costs could increase. Certain licenses for content provide for the studios or other content providers to withdraw content from our service relatively quickly. Because of these provisions as well as other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we see the cost of certain programming increase. As we seek to differentiate our service, we are often focused on securing certain exclusive rights when obtaining content, including original content. We are also focused on programming an overall mix of content that delights our members in a cost efficient manner. Within this context, we are selective about the titles we add and renew to our service. If we do not maintain a compelling mix of content, our membership acquisition and retention may be adversely affected.
Music and certain authors’ performances contained within content we distribute may require us to obtain licenses for such distribution. In this regard, we engage in negotiations with collection management organizations (“CMOs”) that hold certain rights to music and/or other interests in connection with streaming content into various territories. If we are unable to reach mutually acceptable terms with these organizations, we could become involved in litigation and/or could be enjoined from distributing certain content, which could adversely impact our business. Additionally, pending and ongoing litigation as well as negotiations between certain CMOs and other third parties in various territories could adversely impact our negotiations with CMOs, or result in music publishers represented by certain CMOs unilaterally withdrawing rights, and thereby adversely impact our ability to reach licensing agreements reasonably acceptable to us. Failure to reach such licensing agreements could expose us to potential liability for copyright infringement or otherwise increase our costs. Additionally, as the market for the digital distribution of content grows, a broader role for CMOs in the remuneration of authors, performers and other rights holders could expose us to greater distribution expenses.
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
Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our website, streaming technology, our recommendation and merchandising technology, title selection processes, our content, and marketing activities.
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
Risks Related to Information Technology
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
We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks to help us stream TV series, documentaries and feature films in high volume to Netflix members over the internet. Problems faced by us or our third-party “cloud” computing or other network providers, including technological or business-related disruptions, as well as cybersecurity threats and regulatory interference, could adversely impact the experience of our members.
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

Risks Related to Privacy
Privacy concerns could limit our ability to collect and leverage member personal information and other data and disclosure of member personal information and other data could adversely impact our business and reputation.
In the ordinary course of business and in particular in connection with content acquisition and merchandising our service to our members, we collect and utilize information supplied by our members, which may include personal information and other data. We currently face certain regulatory requirements regarding the manner in which we treat such information, including but not limited to Regulation (EU) 2016/679 (also known as the General Data Protection Regulation or “GDPR”) and the California Consumer Privacy Act ("CCPA"). Any actual or perceived failure to comply with the GDPR, the CCPA, other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.
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
We maintain personal information and other data regarding our members, including names and billing information. This information and data is maintained on our own systems as well as that of third parties we use in our operations. With respect to billing information, such as credit card numbers, we rely on encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our members’ information and other data. Despite these measures we, our payment processing services or other third-party services we use such as AWS, could experience an unauthorized intrusion into our members’ information and other data. In the event of such a breach, current and potential members may become unwilling to provide the information to us necessary for them to remain or become members. We also may be required to notify regulators about any actual or perceived data breach (including various state Attorneys General, one or more EU data protection authorities, or other data protection authorities) as well as the individuals who are affected by the incident within strict time periods. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. We also maintain personal information and other data concerning our employees, as well as personal information of others working on our productions. Should an unauthorized intrusion into our members’ or employees’ personal information and other data and/or production personal information occur, our business could be adversely affected and our larger reputation with respect to data protection could be negatively impacted.
Risks Related to Liquidity
The long-term and largely fixed cost nature of our content commitments may limit our operating flexibility and could adversely affect our liquidity and results of operations.
In connection with licensing streaming content, we typically enter into multi-year commitments with studios and other content providers. We also enter into multi-year commitments for content that we produce, either directly or through third parties, including elements associated with these productions such as non-cancelable commitments under talent agreements. The payment terms of these agreements are not tied to member usage or the size of our membership base (“fixed cost”) but may be determined by costs of production or tied to such factors as titles licensed and/or theatrical exhibition receipts. Such commitments, to the extent estimable under accounting standards, are included in the Contractual Obligations section of Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7, Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Given the multiple-year duration and largely fixed cost nature of content commitments, if membership acquisition and retention do not meet our expectations, our margins may be adversely impacted. Payment terms for certain content commitments, such as content we directly produce, will typically require more up-front cash payments than other content licenses or arrangements whereby we do not cashflow the production of such content. To the extent membership and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and fixed cost nature of our content commitments may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our content commitments, we may not be able to adjust our content offering quickly and our results of operation may be adversely impacted.
We may seek additional capital that may result in stockholder dilution or that may have rights senior to those of our common stockholders.
From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. For several years prior to 2020, our cash flows from operations were negative and to the extent that it becomes negative in the future we may need to seek additional capital. The decision to obtain additional capital will depend on, among other things, our business plans, operating performance and condition of the capital markets. Any disruption in the capital markets could make it more difficult and expensive for us to raise additional capital or refinance our existing indebtedness. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Any large equity or equity-linked offering could also negatively impact our stock price.
We have a substantial amount of indebtedness and other obligations, including streaming content obligations, which could adversely affect our financial position.
We have a substantial amount of indebtedness and other obligations, including streaming content obligations. Moreover, we may incur additional indebtedness in the future and incur other obligations, including additional streaming content obligations. If the financial markets become difficult or costly to access, our ability to raise additional capital may be negatively impacted. As of December 31, 2020, we had the equivalent of $16.4 billion aggregate principal amount of senior notes outstanding (“Notes”), some of which is denominated in currencies other than the U.S. dollar. In addition, we have entered into a revolving credit agreement that provides for a $750 million unsecured revolving credit facility. As of December 31, 2020, we have not borrowed any amount under this revolving credit facility. As of December 31, 2020, we had approximately $7.0 billion of total content liabilities as reflected on our consolidated balance sheet, some of which is denominated in currencies other than the U.S. dollar. Such amount does not include streaming content commitments that do not meet the criteria for liability recognition, the amounts of which are significant. For more information on our streaming content obligations, including those not on our consolidated balance sheet, see Note 7, Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Our substantial indebtedness and other obligations, including streaming content obligations, may:
•make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our Notes and our other obligations;
•limit our ability to borrow additional funds for working capital, capital expenditures, acquisitions or other general business purposes;
•increase our cost of borrowing;
•limit our ability to use our cash flow or obtain additional financing for future working capital, capital expenditures, acquisitions or other general business purposes;
•require us to use a substantial portion of our cash flow from operations to make debt service payments and pay our other obligations when due;
•limit our flexibility to plan for, or react to, changes in our business and industry;
•place us at a competitive disadvantage compared to our less leveraged competitors; and
•increase our vulnerability to the impact of adverse economic and industry conditions, including changes in interest rates and foreign exchange rates.
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
Our ability to make payments on our debt, including our Notes, and our other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. For several years prior to 2020, our cash flows from operations were negative. We may be unable to attain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our debt, including the Notes, and other obligations, including amounts due under our streaming content obligations.
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
If our cash flows are insufficient to fund our debt and other obligations and we are unable to refinance or restructure these obligations, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell material assets or operations to meet our debt and other obligations. We cannot assure you that we would be able to implement any of these alternative measures on satisfactory terms or at all or that the proceeds from such alternatives would be adequate to meet any debt or other obligations when due. If it becomes necessary to implement any of these alternative measures, our business, results of operations, or financial condition could be materially and adversely affected.
Risks Related to International Operations
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
Operating in international markets requires significant resources and management attention and will subject us to economic, political, regulatory and other risks that may be different from or incremental to those in the U.S. In addition to the risks that we face in the U.S., our international operations involve risks that could adversely affect our business, including:
•the need to adapt our content and user interfaces for specific cultural and language differences;
•difficulties and costs associated with staffing and managing foreign operations;
•political or social unrest and economic instability;
•compliance with laws such as the Foreign Corrupt Practices Act, UK Bribery Act and other anti-corruption laws, export controls and economic sanctions, and local laws prohibiting corrupt payments to government officials;
•difficulties in understanding and complying with local laws, regulations and customs in foreign jurisdictions, including local ownership requirements for streaming content providers;
•regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content in the applicable jurisdiction;
•foreign intellectual property laws, such as the EU copyright directive, or changes to such laws, which may be less favorable than U.S. law and, among other issues, may impact the economics of creating or distributing content, anti-piracy efforts, or our ability to protect or exploit intellectual property rights;
•adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;
•fluctuations in currency exchange rates, which we do not use foreign exchange contracts or derivatives to hedge against and which will impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk;
•profit repatriation and other restrictions on the transfer of funds;

•differing payment processing systems as well as consumer use and acceptance of electronic payment methods, such as payment cards;
•new and different sources of competition;
•censorship requirements that cause us to remove or edit popular content, leading to consumer disappointment, brand tarnishment or dissatisfaction with our service;
•low usage and/or penetration of internet-connected consumer electronic devices;
•different and more stringent user protection, data protection, privacy and other laws, including data localization and/or restrictions on data export, and local ownership requirements;
•availability of reliable broadband connectivity and wide area networks in targeted areas for expansion;
•differing, and often more lenient, laws and consumer understanding/attitudes regarding the illegality of piracy;
•negative impacts from trade disputes; and
•implementation of regulations designed to stimulate the local production of film and TV series in order to promote and preserve local culture and economic activity, including local content quotas, investment obligations, and levies to support local film funds. For example, the European Union revised its Audio Visual Media Services Directive in 2018 to require that European works comprise at least thirty (30) percent of media service providers’ catalogs, and to require prominence of those works.
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
Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies and we have tax audits pending in several jurisdictions. Many U.S. states, countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in jurisdictions where we do business. If U.S. or other foreign tax authorities change applicable tax laws, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.
Risks Related to Human Resources
We may lose key employees or may be unable to hire qualified employees.
We rely on the continued service of our senior management, including our Co-Chief Executive Officers, Reed Hastings and Ted Sarandos, members of our executive team and other key employees and the hiring of new qualified employees. In our industry, there is substantial and continuous competition for highly-skilled business, product development, technical, creative and other personnel. If we experience high executive turnover, are not successful in recruiting new personnel or in retaining and motivating existing personnel, in instilling our culture in new employees, or improving our culture as we grow, our operations may be disrupted.
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
Our charter documents may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they:
•authorize our board of directors, without stockholder approval, to issue up to 10,000,000 shares of undesignated preferred stock;
•provide for a classified board of directors;
•prohibit our stockholders from acting by written consent;
•establish advance notice requirements for proposing matters to be approved by stockholders at stockholder meetings; and
•prohibit stockholders from calling a special meeting of stockholders.
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
The price at which our common stock has traded has fluctuated significantly. The price may continue to be volatile due to a number of factors including the following, some of which are beyond our control:
•variations in our operating results, including our membership acquisition and retention, revenues, operating income, net income, net cash provided by operating activities and free cash flow;
•variations between our actual operating results and the expectations of securities analysts, investors and the financial community;
•announcements of developments affecting our business, systems or expansion plans by us or others;
•competition, including the introduction of new competitors, their pricing strategies and services;
•market volatility in general;
•the level of demand for our stock, including the amount of short interest in our stock;
•the impact of any future stock repurchase program we may adopt;
•the operating results of our competitors; and
•other risks and uncertainties described in these risk factors.
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
 Given the dynamic nature of our business, and the inherent limitations in predicting the future, forecasts of our revenues, operating margins, net income and number of paid membership additions and other financial and operating data may differ materially from actual results. Such discrepancies could cause a decline in the trading price of our common stock. In addition, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. We base such estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, but actual results may differ from these estimates. For example, we estimate the content amortization pattern, beginning with the month of first availability, of any particular licensed or produced television series, documentary or feature film based upon various factors including historical and estimated viewing patterns. If actual viewing patterns differ from these estimates, the pattern and/or period of amortization would be changed and could affect the timing or recognition of content amortization. If we revise such estimates it could result in greater in-period expenses, which could cause us to miss our earnings guidance or negatively impact the results we report which could negatively impact our stock price.
General Risk Factors
We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention.
From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. As we have grown, we have seen a rise in the number of litigation matters against us. These matters have included copyright and other claims related to our content, patent infringement claims, tax litigation, employment related litigation, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, result in content unavailability, service disruptions, and otherwise occupy a significant amount of our management's time and attention, any of which could negatively affect our business operations and financial position. We also from time to time receive inquiries and subpoenas and other types of information requests from government authorities and we may become subject to related claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.

Item 1B.Unresolved Staff Comments
None.

Item 2.Properties
We have leased principal properties in both Los Gatos, California, which is the location of our corporate headquarters, and in Los Angeles, California. In addition, we lease various office and production space throughout the world.
We believe that our existing facilities are adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any further physical expansion of operations and for any additional offices.

Item 3.Legal Proceedings
Information with respect to this item may be found in Note 7 Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, under the caption "Legal Proceedings" which information is incorporated herein by reference.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “NFLX”.
Holders
As of December 31, 2020, there were approximately 1,977 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.

Stock Performance Graph
Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, the following information relating to the price performance of our common stock shall not be deemed “filed” with the Commission or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.
The following graph compares, for the five year period ended December 31, 2020, the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the RDG Internet Composite Index. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2015, December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019 and December 31, 2020. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the RDG Internet Composite Index, respectively, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6.Selected Financial Data
The following selected consolidated financial data is not necessarily indicative of results of future operations and should be read in conjunction with Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, "Financial Statements and Supplementary Data."

Consolidated Statements of Operations:

	Year ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share data)
Revenues	$24,996,056	$20,156,447	$15,794,341	$11,692,713	$8,830,669
Operating income	4,585,289	2,604,254	1,605,226	838,679	379,793
Operating margin	18%	13%	10%	7%	4%
Net income	2,761,395	1,866,916	1,211,242	558,929	186,678
Earnings per share:
Basic	$6.26	$4.26	$2.78	$1.29	$0.44
Diluted	$6.08	$4.13	$2.68	$1.25	$0.43
Weighted-average common shares outstanding:
Basic	440,922	437,799	435,374	431,885	428,822
Diluted	454,208	451,765	451,244	446,814	438,652

Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$2,427,077	$(2,887,322)	$(2,680,479)	$(1,785,948)	$(1,473,984)
Free cash flow (1)	1,921,723	(3,274,386)	(3,019,599)	(2,019,659)	(1,659,755)

(1)Free cash flow is defined as net cash provided by (used in) operating activities less purchases of property and equipment and change in other assets. See Liquidity and Capital Resources in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for a reconciliation of "free cash flow" to "net cash provided by (used in) operating activities."

Consolidated Balance Sheets:

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Cash, cash equivalents and short-term investments	$8,205,550	$5,018,437	$3,794,483	$2,822,795	$1,733,782
Total content assets, net	25,383,950	24,504,567	20,102,327	14,668,688	10,975,393
Total assets	39,280,359	33,975,712	25,974,400	19,012,742	13,586,610
Short-term and long-term debt	16,308,973	14,759,260	10,360,058	6,499,432	3,364,311
Non-current content liabilities	2,618,084	3,334,323	3,759,026	3,329,796	2,894,654
Total content liabilities	7,047,620	7,747,884	8,440,588	7,497,520	6,515,920
Total stockholders’ equity	11,065,240	7,582,157	5,238,765	3,581,956	2,679,800

Other Data:

	As of / Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Global streaming paid memberships at end of period	203,663	167,090	139,259	110,644	89,090
Global streaming paid net membership additions	36,573	27,831	28,615	21,554	18,251

A paid membership (also referred to as a paid subscription) is defined as a membership that has the right to receive Netflix service following sign-up and a method of payment being provided, and that is not part of a free trial or certain other promotions that may be offered by the Company to new or rejoining members. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations generally become effective at the end of the prepaid membership period. Involuntary cancellations, as a result of a failed method of payment, become effective immediately. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by the Company’s internal systems, which utilize industry standard geo-location technology.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Results of Operations
The following represents our consolidated performance highlights:

	As of/ Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$24,756,675	$19,859,230	$15,428,752	25%
DVD revenues	239,381	297,217	365,589	(19)%
Total revenues	$24,996,056	$20,156,447	$15,794,341	24%

Global Streaming Memberships:
Paid net membership additions	36,573	27,831	28,615	31%
Paid memberships at end of period	203,663	167,090	139,259	22%
Average paying memberships	189,083	152,984	124,658	24%
Average monthly revenue per paying membership	$10.91	$10.82	$10.31	1%

Operating income	$4,585,289	$2,604,254	$1,605,226	76%
Operating margin	18%	13%	10%	38%

Consolidated revenues for the year ended December 31, 2020 increased 24% as compared to the year ended December 31, 2019. The increase in our consolidated revenues was due to the 24% growth in average paying memberships and a 1% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes and plan mix, partially offset by unfavorable fluctuations in foreign exchange rates. Paid net membership additions for the year ended December 31, 2020 increased 31% as compared to the year ended December 31, 2019, as a result of the long term trend toward streaming on demand entertainment and due to the COVID-19 pandemic and resulting social restrictions and local government mandates of home confinement in certain jurisdictions.
The increase in operating margin is due primarily to increased revenues and decreased marketing costs, coupled with cost of revenues, technology and development, and general and administrative costs growing at a slower rate as compared to the 24% increase in revenues.
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K for additional details. In an effort to protect the health and safety of our employees, our workforce has had and continues in most instances to spend a significant amount of time working from home, international travel has been severely curtailed and many of our productions continue to experience disruption, as are the productions of our third-party content suppliers. Our other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content. While we and our partners have resumed productions and related operations in many parts of the world, our ability to produce content remains affected by the pandemic. In an effort to contain COVID-19 or slow its spread, governments around the world have also enacted various measures, some of which have been subsequently rescinded, modified or reinstated, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing. We anticipate that these actions and the global health crisis caused by COVID-19, including any resurgences, will continue to negatively impact business activity across the globe. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.
Streaming Revenues

We derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of December 31, 2020, pricing on our plans ranged from the U.S. dollar equivalent of $2 to $24 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
The following tables summarize streaming revenue and other streaming membership information by region for the years ended December 31, 2020, 2019 and 2018.

United States and Canada (UCAN)

	As of/ Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019
	(in thousands, except revenue per membership and percentages)
Revenues	$11,455,396	$10,051,208	$8,281,532	$1,404,188	14%
Paid net membership additions	6,274	2,905	6,335	3,369	116%
Paid memberships at end of period (1)	73,936	67,662	64,757	6,274	9%
Average paying memberships	71,689	66,615	61,845	5,074	8%
Average monthly revenue per paying membership	$13.32	$12.57	$11.16	$0.75	6%
Constant currency change (2)					6%

Europe, Middle East, and Africa (EMEA)

	As of/ Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019
	(in thousands, except revenue per membership and percentages)
Revenues	$7,772,252	$5,543,067	$3,963,707	$2,229,185	40%
Paid net membership additions	14,920	13,960	11,814	960	7%
Paid memberships at end of period (1)	66,698	51,778	37,818	14,920	29%
Average paying memberships	60,425	44,731	31,601	15,694	35%
Average monthly revenue per paying membership	$10.72	$10.33	$10.45	$0.39	4%
Constant currency change (2)					3%

Latin America (LATAM)

	As of/ Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019
	(in thousands, except revenue per membership and percentages)
Revenues	$3,156,727	$2,795,434	$2,237,697	$361,293	13%
Paid net membership additions	6,120	5,340	6,360	780	15%
Paid memberships at end of period (1)	37,537	31,417	26,077	6,120	19%
Average paying memberships	35,297	28,391	22,767	6,906	24%
Average monthly revenue per paying membership	$7.45	$8.21	$8.19	$(0.76)	(9)%
Constant currency change (2)					8%

Asia-Pacific (APAC)

	As of/ Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019
	(in thousands, except revenue per membership and percentages)
Revenues	$2,372,300	$1,469,521	$945,816	$902,779	61%
Paid net membership additions	9,259	5,626	4,106	3,633	65%
Paid memberships at end of period (1)	25,492	16,233	10,607	9,259	57%
Average paying memberships	21,674	13,247	8,446	8,427	64%
Average monthly revenue per paying membership	$9.12	$9.24	$9.33	$(0.12)	(1)%
Constant currency change (2)					(1)%

(1) A paid membership (also referred to as a paid subscription) is defined as a membership that has the right to receive Netflix service following sign-up and a method of payment being provided, and that is not part of a free trial or certain other promotions that may be offered by the Company to new or rejoining members. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations generally become effective at the end of the prepaid membership period. Involuntary cancellations, as a result of a failed method of payment, become effective immediately. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by the Company’s internal systems, which utilize industry standard geo-location technology.

(2) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the year ended December 31, 2020, our revenues would have been approximately $596 million higher had foreign currency exchange rates remained constant with those for the year ended December 31, 2019.

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

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019
	(in thousands, except percentages)
Cost of revenues	$15,276,319	$12,440,213	$9,967,538	$2,836,106	23%
As a percentage of revenues	61%	62%	63%

The increase in cost of revenues for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to a $1,591 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. Expenses associated with the acquisition, licensing and production of content increased $1,101 million, primarily due to expenses related to the COVID-19 pandemic and continued growth in our content production activities. Streaming delivery costs and other operations costs increased driven by our growing member base.

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

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019
	(in thousands, except percentages)
Marketing	$2,228,362	$2,652,462	$2,369,469	$(424,100)	(16)%
As a percentage of revenues	9%	13%	15%

The decrease in marketing expenses for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to a $432 million decrease in advertising expenses, partially offset by increased payments to our marketing partners.

Technology and Development
Technology and development expenses consist of payroll and related expenses for all technology personnel, as well as other costs incurred in making improvements to our service offerings, including testing, maintaining and modifying our user interface, our recommendations, merchandising and streaming delivery technology and infrastructure. Technology and development expenses also include costs associated with computer hardware and software.

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019
	(in thousands, except percentages)
Technology and development	$1,829,600	$1,545,149	$1,221,814	$284,451	18%
As a percentage of revenues	7%	8%	8%

The increase in technology and development expenses for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to a $254 million increase in personnel-related costs, including increases in compensation for existing employees and growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019
	(in thousands, except percentages)
General and administrative	$1,076,486	$914,369	$630,294	$162,117	18%
As a percentage of revenues	4%	5%	4%

The increase in general and administrative expenses for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to a $128 million increase in personnel-related costs, including increases in compensation for existing employees and growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further detail on our debt obligations.

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019
	(in thousands, except percentages)
Interest expense	$767,499	$626,023	$420,493	$141,476	23%
As a percentage of revenues	3%	3%	3%

Interest expense for the year ended December 31, 2020 consisted primarily of $749 million of interest on our Notes. The increase in interest expense for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is due to the increase in debt.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash and cash equivalents.

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019
	(in thousands, except percentages)
Interest and other income (expense)	$(618,441)	$84,000	$41,725	$(702,441)	(836)%
As a percentage of revenues	(2)%	—%	—%

Interest and other income (expense) decreased primarily due to foreign exchange losses of $660 million for the year ended December 31, 2020 as compared to a gain of $7 million for the year ended December 31, 2019. The foreign exchange loss in the year ended December 31, 2020 was primarily driven by the non-cash $533 million loss from the remeasurement of our Senior Notes denominated in euros, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies.

Provision for Income Taxes

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019
	(in thousands, except percentages)
Provision for income taxes	$(437,954)	$(195,315)	$(15,216)	$(242,639)	(124)%
Effective tax rate	14%	9%	1%
As of December 31, 2020, we had a California research and development ("R&D") credit carryforward of $250 million, which can be carried forward indefinitely. On June 29, 2020, California enacted legislative changes that impose an annual cap of $5 million on the amount of business incentive tax credits we can utilize in California effective for tax years 2020 through 2022. As a result, we evaluated our ability to realize the California R&D credit, and considered all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income and determined it is more likely than not that the pre-2020 credits and a portion of the current year R&D credit would not be realized. In the twelve months ended December 31, 2020 we recorded a valuation allowance of $250 million. We will monitor our business strategies, weighing positive and negative evidence in assessing the realization of this asset in the future and in the event there is a need to release the valuation allowance, a tax benefit will be recorded.
The increase in our effective tax rate for the year ended December 31, 2020 as compared to the year ended December 31, 2019 is primarily due to the establishment of a valuation allowance on the California R&D credit, partially offset by the recognition of excess tax benefits of stock-based compensation.
In 2020, the difference between our 14% effective tax rate and the Federal statutory rate of 21% was primarily due to the recognition of excess tax benefits of stock-based compensation and Federal and California R&D credits, partially offset by the establishment of a valuation allowance on the California R&D credit.

Liquidity and Capital Resources

	Year Ended December 31,		Change
	2020	2019	2020 vs. 2019
	(in thousands)
Cash, cash equivalents and restricted cash	$8,238,870	$5,043,786	$3,195,084	63%
Short-term and long-term debt	16,308,973	14,759,260	1,549,713	10%

Cash, cash equivalents and restricted cash increased $3,195 million in the year ended December 31, 2020 primarily due to cash provided by operations coupled with the issuance of debt.
Debt, net of debt issuance costs, increased $1,550 million primarily due to the issuance of debt in April 2020 coupled with the remeasurement of our euro-denominated notes. The amount of principal and interest due in the next twelve months is $1,264 million. As of December 31, 2020, no amounts had been borrowed under our $750 million Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
As our cash provided by operating activities improved in 2020, we anticipate that our future capital needs from the debt market will be more limited compared to prior years. Our ability to obtain this or any additional financing that we may choose to, or need to, obtain will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
As our cash provided by operating activities grows and exceeds our minimum cash needs, our future capital allocation may include stock repurchase programs. The timing and magnitude of such programs will depend on, among other things, our development efforts, business plans and operating performance.
Our primary uses of cash include the acquisition, licensing and production of content, streaming delivery, marketing programs and personnel-related costs. Cash payment terms for non-original content have historically been in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to continue to significantly increase our investments in global content, particularly in original content, which will impact our liquidity. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for at least the next twelve months.
Free Cash Flow
We define free cash flow as cash provided by (used in) operating activities less purchases of property and equipment and change in other assets. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make strategic acquisitions and investments and for certain other activities like share repurchases. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, cash flow provided by (used in) operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the major recurring differences are excess content payments over amortization, non-cash stock-based compensation expense, non-cash remeasurement gain/loss on our euro-denominated debt, and other working capital differences. Working capital differences include deferred revenue, excess property and equipment purchases over depreciation, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly.

	Year Ended December 31,			Change
	2020	2019	2018	2020 vs. 2019
	(in thousands)
Net cash provided by (used in) operating activities	$2,427,077	$(2,887,322)	$(2,680,479)	$5,314,399	184%
Net cash used in investing activities	(505,354)	(387,064)	(339,120)	(118,290)	(31)%
Net cash provided by financing activities	1,237,311	4,505,662	4,048,527	(3,268,351)	(73)%

Non-GAAP reconciliation of free cash flow:
Net cash provided by (used in) operating activities	2,427,077	(2,887,322)	(2,680,479)	5,314,399	184%
Purchases of property and equipment	(497,923)	(253,035)	(173,946)	(244,888)	(97)%
Change in other assets	(7,431)	(134,029)	(165,174)	126,598	94%
Free cash flow	$1,921,723	$(3,274,386)	$(3,019,599)	$5,196,109	159%

While we and our partners have resumed productions and related operations in many parts of the world, our ability to produce content remains affected by the pandemic. As a result, the timing of certain production payments has been and will continue to be delayed until productions can resume and may be shifted to future years. Net cash provided by operating activities increased $5,314 million from the year ended December 31, 2019 to $2,427 million for the year ended December 31, 2020 primarily driven by a $4,840 million or 24% increase in revenues coupled with a decrease in cash payments for content assets. The payments for content assets decreased $2,074 million, from $14,611 million to $12,537 million, or 14%, as compared to the increase in the amortization of content assets of $1,591 million, from $9,216 million to $10,807 million, or 17%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities increased $118 million, primarily due to an increase in purchases of property and equipment.
Net cash provided by financing activities decreased $3,268 million primarily due to a decrease in the proceeds from the issuance of debt of $3,431 million from $4,433 million in the year ended December 31, 2019 to $1,002 million in the year ended December 31, 2020, partially offset by an increase in the proceeds from the issuance of common stock of $163 million.
Free cash flow was $840 million lower than net income for the year ended December 31, 2020 primarily due to $1,730 million of cash payments for content assets over amortization expense and $308 million in other non-favorable working capital differences, partially offset by $533 million of non-cash remeasurement loss on our euro-denominated debt, $415 million of non-cash stock-based compensation expenses, and a $250 million non-cash valuation allowance for deferred taxes due to recent legislation which imposed an annual cap on research and development credits.
Free cash flow was $5,141 million lower than net income for the year ended December 31, 2019 primarily due to $5,394 million of cash payments for streaming content assets over streaming amortization expense, $46 million non-cash remeasurement gain on our euro-denominated debt, and $106 million in other non-favorable working capital differences, partially offset by $405 million of non-cash stock-based compensation expense.
Contractual Obligations
For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of December 31, 2020. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations at December 31, 2020:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Content obligations (1)	$19,218,830	$8,980,868	$7,819,563	$1,973,091	$445,308
Debt (2)	21,857,087	1,264,020	2,136,997	3,614,906	14,841,164
Operating lease obligations (3)	2,838,985	345,442	651,801	577,253	1,264,489
Other purchase obligations (4)	809,383	562,970	241,194	5,219	—
Total	$44,724,285	$11,153,300	$10,849,555	$6,170,469	$16,550,961

(1)As of December 31, 2020, content obligations were comprised of $4.4 billion included in "Current content liabilities" and $2.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $12.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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
(2)Debt obligations include our Notes consisting of principal and interest payments. See Note 6 Debt in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K for further details.

(3)See Note 5 Balance Sheet Components in the accompanying notes to our consolidated financial statements for further details regarding leases. As of December 31, 2020, the Company has additional operating leases for real estate that have not yet commenced of $256 million which has been included above. Total lease obligations as of December 31, 2020 increased $82 million from $2,757 million as of December 31, 2019 to $2,839 million as of December 31, 2020 due to growth in facilities to support our growing headcount and growing number of original productions.

(4)Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery and cloud computing costs, as well as other miscellaneous open purchase orders for which we have not received the related services or goods.

As of December 31, 2020, we had gross unrecognized tax benefits of $140 million, of which $38 million was classified in “Other non-current liabilities” and $54 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.
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

Indemnifications
The information set forth under Note 8 Guarantees - Indemnification Obligations in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K is incorporated herein by reference.
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

Content
We acquire, license and produce content, including original programming, in order to offer our members unlimited viewing of video entertainment. The content licenses are for a fixed fee and specific windows of availability. Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the amortization expense. Payments for content, including additions to content assets and the changes in related liabilities, are classified within "Net cash provided by (used in) operating activities" on the Consolidated Statements of Cash Flows.
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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of December 31, 2020 the valuation allowance of $250 million was related to the California research and development credits that we do not expect to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2020, our estimated gross unrecognized tax benefits were $140 million of which $86 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.
See Note 10 to the consolidated financial statements for further information regarding income taxes.
Recent Accounting Pronouncements
The information set forth under Note 1 to the consolidated financial statements under the caption “Basis of Presentation and Summary of Significant Accounting Policies” is incorporated herein by reference.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk
We are exposed to market risks related to interest rate changes and the corresponding changes in the market values of our debt and foreign currency fluctuations.

Interest Rate Risk
At December 31, 2020, our cash equivalents were generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate.
As of December 31, 2020, we had $16.4 billion of debt, consisting of fixed rate unsecured debt in sixteen tranches due between 2021 and 2030. Refer to Note 6 to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.

Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for 54% of the consolidated amount for the year ended December 31, 2020. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Canadian dollar, the Mexican peso, the Australian dollar, and the Japanese yen.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. For the year ended December 31, 2020, our revenues would have been approximately $596 million higher had foreign currency exchange rates remained constant with those for the year ended December 31, 2019.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the year ended December 31, 2020, we recognized a $660 million foreign exchange loss primarily due to the non-cash remeasurement of our Senior Notes denominated in euros, coupled with the remeasurement of cash and content liability positions denominated in currencies other than functional currencies.
In addition, the effect of exchange rate changes on cash and cash equivalents in the year ended December 31, 2020 was an increase of $36 million.
We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result such fluctuations could have a significant impact on our future results of operations.

Item 8.Financial Statements and Supplementary Data
The consolidated financial statements and accompanying notes listed in Part IV, Item 15(a)(1) of this Annual Report on Form 10-K are included immediately following Part IV hereof and incorporated by reference herein.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

(b)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Netflix, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Netflix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated January 28, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Jose, California
January 28, 2021

Item 9B.Other Information
None.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
Information regarding our directors and executive officers is incorporated by reference from the information contained under the sections “Proposal One: Election of Directors,” “Delinquent Section 16(a) Reports” and “Code of Ethics” in our Proxy Statement for the Annual Meeting of Stockholders.

Item 11.Executive Compensation
Information required by this item is incorporated by reference from information contained under the section “Compensation of Executive Officers and Other Matters” in our Proxy Statement for the Annual Meeting of Stockholders.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this item is incorporated by reference from information contained under the sections “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our Proxy Statement for the Annual Meeting of Stockholders.

Item 13.Certain Relationships and Related Transactions, and Director Independence
Information required by this item is incorporated by reference from information contained under the section “Certain Relationships and Related Transactions” and “Director Independence” in our Proxy Statement for the Annual Meeting of Stockholders.

Item 14.Principal Accounting Fees and Services
Information with respect to principal independent registered public accounting firm fees and services is incorporated by reference from the information under the caption “Proposal Two: Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the Annual Meeting of Stockholders.

PART IV

Item 15.Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this Annual Report on Form 10-K:
(1)Financial Statements:
The financial statements are filed as part of this Annual Report on Form 10-K under “Item 8. Financial Statements and Supplementary Data.”
(2)Financial Statement Schedules:
The financial statement schedules are omitted as they are either not applicable or the information required is presented in the financial statements and notes thereto under “Item 8. Financial Statements and Supplementary Data.”
(3)Exhibits:
See Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

Item 16.Form 10-K Summary

None.

NETFLIX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Netflix, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 28, 2021 expressed an unqualified opinion thereon.

Adoption of ASU No. 2016-02
As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments.

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

Content Amortization
Description of the Matter	As disclosed in Note 1 to the consolidated financial statements “Organization and Summary of Significant Accounting Policies”, the Company acquires, licenses and produces content, including original programming (“Content”). The Company amortizes Content based on factors including historical and estimated viewing patterns.

Auditing the amortization of the Company’s Content is complex and subjective due to the judgmental nature of amortization which is based on an estimate of future viewing patterns. Estimated viewing patterns are based on historical and forecasted viewing. If actual viewing patterns differ from these estimates, the pattern and/or period of amortization would be changed and could affect the timing of recognition of content amortization.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the content amortization process. For example, we tested controls over management’s review of the content amortization method and the significant assumptions, including the historical and forecasted viewing hour consumption, used to develop estimated viewing patterns. We also tested management’s controls to determine that the data used in the model was complete and accurate.

To test content amortization, our audit procedures included, among others, evaluating the content amortization method, testing the significant assumptions used to develop the estimated viewing patterns and testing the completeness and accuracy of the underlying data. For example, we assessed management’s assumptions by comparing them to current viewing trends and current operating information including comparing previous estimates of viewing patterns to actual results. We also performed sensitivity analyses to evaluate the potential changes in the content amortization recorded that could result from changes in the assumptions.

/s/ Ernst & Young LLP
We have served as the Company's auditor since 2012.
San Jose, California
January 28, 2021

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2020	2019	2018
Revenues	$24,996,056	$20,156,447	$15,794,341
Cost of revenues	15,276,319	12,440,213	9,967,538
Marketing	2,228,362	2,652,462	2,369,469
Technology and development	1,829,600	1,545,149	1,221,814
General and administrative	1,076,486	914,369	630,294
Operating income	4,585,289	2,604,254	1,605,226
Other income (expense):
Interest expense	(767,499)	(626,023)	(420,493)
Interest and other income (expense)	(618,441)	84,000	41,725
Income before income taxes	3,199,349	2,062,231	1,226,458
Provision for income taxes	(437,954)	(195,315)	(15,216)
Net income	$2,761,395	$1,866,916	$1,211,242
Earnings per share:
Basic	$6.26	$4.26	$2.78
Diluted	$6.08	$4.13	$2.68
Weighted-average common shares outstanding:
Basic	440,922	437,799	435,374
Diluted	454,208	451,765	451,244

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2020	2019	2018
Net income	$2,761,395	$1,866,916	$1,211,242
Other comprehensive income (loss):
Foreign currency translation adjustments	67,919	(3,939)	975
Comprehensive income	$2,829,314	$1,862,977	$1,212,217

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$2,761,395	$1,866,916	$1,211,242
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Additions to content assets	(11,779,284)	(13,916,683)	(13,043,437)
Change in content liabilities	(757,433)	(694,011)	999,880
Amortization of content assets	10,806,912	9,216,247	7,532,088
Depreciation and amortization of property, equipment and intangibles	115,710	103,579	83,157
Stock-based compensation expense	415,180	405,376	320,657
Foreign currency remeasurement loss (gain) on debt	533,278	(45,576)	(73,953)
Other non-cash items	293,126	228,230	81,640
Deferred income taxes	70,066	(94,443)	(85,520)
Changes in operating assets and liabilities:
Other current assets	(187,623)	(252,113)	(200,192)
Accounts payable	(41,605)	96,063	199,198
Accrued expenses and other liabilities	198,183	157,778	150,422
Deferred revenue	193,247	163,846	142,277
Other non-current assets and liabilities	(194,075)	(122,531)	2,062
Net cash provided by (used in) operating activities	2,427,077	(2,887,322)	(2,680,479)
Cash flows from investing activities:
Purchases of property and equipment	(497,923)	(253,035)	(173,946)
Change in other assets	(7,431)	(134,029)	(165,174)
Net cash used in investing activities	(505,354)	(387,064)	(339,120)
Cash flows from financing activities:
Proceeds from issuance of debt	1,009,464	4,469,306	3,961,852
Debt issuance costs	(7,559)	(36,134)	(35,871)
Proceeds from issuance of common stock	235,406	72,490	124,502
Other financing activities	—	—	(1,956)
Net cash provided by financing activities	1,237,311	4,505,662	4,048,527
Effect of exchange rate changes on cash, cash equivalents and restricted cash	36,050	469	(39,682)
Net increase in cash, cash equivalents and restricted cash	3,195,084	1,231,745	989,246
Cash, cash equivalents and restricted cash, beginning of year	5,043,786	3,812,041	2,822,795
Cash, cash equivalents and restricted cash, end of year	$8,238,870	$5,043,786	$3,812,041
Supplemental disclosure:
Income taxes paid	$291,582	$400,658	$131,069
Interest paid	762,904	599,132	375,831
See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$8,205,550	$5,018,437
Other current assets	1,556,030	1,160,067
Total current assets	9,761,580	6,178,504
Content assets, net	25,383,950	24,504,567
Property and equipment, net	960,183	565,221
Other non-current assets	3,174,646	2,727,420
Total assets	$39,280,359	$33,975,712
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,429,536	$4,413,561
Accounts payable	656,183	674,347
Accrued expenses and other liabilities	1,102,196	843,043
Deferred revenue	1,117,992	924,745
Short-term debt	499,878	—
Total current liabilities	7,805,785	6,855,696
Non-current content liabilities	2,618,084	3,334,323
Long-term debt	15,809,095	14,759,260
Other non-current liabilities	1,982,155	1,444,276
Total liabilities	28,215,119	26,393,555
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2020 and 2019; no shares issued and outstanding at December 31, 2020 and 2019	—	—
Common stock, 0.001 par value; 4,990,000,000 shares authorized at December 31, 2020 and December 31, 2019, respectively; 442,895,261 and 438,806,649 issued and outstanding at December 31, 2020 and December 31, 2019, respectively	3,447,698	2,793,929
Accumulated other comprehensive income (loss)	44,398	(23,521)
Retained earnings	7,573,144	4,811,749
Total stockholders’ equity	11,065,240	7,582,157
Total liabilities and stockholders’ equity	$39,280,359	$33,975,712

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock and Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2017	433,392,686	$1,871,396	$(20,557)	$1,731,117	$3,581,956
Net income	—	—	—	1,211,242	1,211,242
Other comprehensive income	—	—	975	—	975
Issuance of common stock upon exercise of options	3,205,911	123,935	—	—	123,935
Stock-based compensation expense	—	320,657	—	—	320,657
Balances as of December 31, 2018	436,598,597	$2,315,988	$(19,582)	$2,942,359	$5,238,765
Net income	—	—	—	1,866,916	1,866,916
Other comprehensive loss	—	—	(3,939)	—	(3,939)
Issuance of common stock upon exercise of options	2,208,052	72,565	—	—	72,565
Stock-based compensation expense	—	405,376	—	—	405,376
Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	2,474	2,474
Balances as of December 31, 2019	438,806,649	$2,793,929	$(23,521)	$4,811,749	$7,582,157
Net income	—	—	—	2,761,395	2,761,395
Other comprehensive income	—	—	67,919	—	67,919
Issuance of common stock upon exercise of options	4,088,612	238,589	—	—	238,589
Stock-based compensation expense	—	415,180	—	—	415,180
Balances as of December 31, 2020	442,895,261	$3,447,698	$44,398	$7,573,144	$11,065,240

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies
Description of Business
Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is one of the world’s leading entertainment services with approximately 204 million paid memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials. Additionally, the Company continues to offer its DVD-by-mail service in the United States ("U.S.").
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the content asset amortization policy and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.
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
Recently issued accounting pronouncements not yet adopted
In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020 and early adoption is permitted. While the Company is continuing to assess the potential impacts of ASU 2019-12, it does not expect ASU 2019-12 to have a material effect, if any, on its financial statements.
Cash Equivalents
The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company also classifies amounts in transit from payment processors for customer credit card and debit card transactions as cash equivalents.
Content
The Company acquires, licenses and produces content, including original programming, in order to offer members unlimited viewing of video entertainment. The content licenses are for a fixed fee and specific windows of availability.

Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the amortization expense. Payments for content, including additions to content assets and the changes in related liabilities, are classified within "Net cash provided by (used in) operating activities" on the Consolidated Statements of Cash Flows.
The Company recognizes content assets (licensed and produced) as “Content assets, net” on the Consolidated Balance Sheets. For licensed content, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known and the title is accepted and available for streaming. For produced content, the Company capitalizes costs associated with the production, including development costs, direct costs and production overhead. Participations and residuals are expensed in line with the amortization of production costs.
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
Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to the Company’s partners, including consumer electronics ("CE") manufacturers, multichannel video programming distributors ("MVPDs"), mobile operators and internet service providers ("ISPs"). Advertising expenses include promotional activities such as digital and television advertising. Advertising costs are expensed as incurred. Advertising expenses were $1,447 million, $1,879 million and $1,808 million for the years ended December 31, 2020, 2019 and 2018, respectively. Marketing expenses also include payroll and related expenses for personnel that support the Company's marketing activities.
Research and Development
Research and development expenses consist of payroll and related costs incurred in making improvements to our service offerings. Research and development expenses were $1,984 million, $1,673 million and $1,218 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
Foreign Currency
The functional currency for the Company's subsidiaries is determined based on the primary economic environment in which the subsidiary operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in cumulative translation adjustment included in "Accumulated other comprehensive income (loss)" in Stockholders’ equity on the Consolidated Balance Sheets.
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in interest and other income (expense). Foreign currency transactions resulted in a loss of $660 million, a gain of $7 million, and a loss of $1 million for the years ended December 31, 2020, 2019 and 2018, respectively. These gains and losses were primarily due to the non-cash remeasurement of our Senior Notes denominated in euros and the remeasurement of cash and content liability positions denominated in currencies other than functional currencies.
Stock-Based Compensation
The Company grants fully vested non-qualified stock options to its employees on a monthly basis. As a result of immediate vesting, stock-based compensation expense is fully recognized on the grant date, and no estimate is required for post-vesting option forfeitures. See Note 9 to the consolidated financial statements for further information regarding stock-based compensation.

2.Revenue Recognition

The Company's primary source of revenues is from monthly membership fees. Members are billed in advance of the start of their monthly membership and revenues are recognized ratably over each monthly membership period. Revenues are presented net of the taxes that are collected from members and remitted to governmental authorities. The Company is the principal in all its relationships where partners, including CE manufacturers, MVPDs, mobile operators and ISPs, provide access to the service as the Company retains control over service delivery to its members. Typically, payments made to the partners, such as for marketing, are expensed. However, if there is no distinct service provided in exchange for the payments made to the partners or if the price that the member pays is established by the partners and there is no standalone price for the Netflix service (for instance, in a bundle), these payments are recognized as a reduction of revenues.
The following tables summarize streaming revenues, paid net membership additions, and ending paid memberships by region for the years December 31, 2020, 2019 and 2018, respectively:

United States and Canada (UCAN)

	As of/ Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues	$11,455,396	$10,051,208	$8,281,532
Paid net membership additions	6,274	2,905	6,335
Paid memberships at end of period	73,936	67,662	64,757

Europe, Middle East, and Africa (EMEA)

	As of/ Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues	$7,772,252	$5,543,067	$3,963,707
Paid net membership additions	14,920	13,960	11,814
Paid memberships at end of period	66,698	51,778	37,818

Latin America (LATAM)

	As of/ Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues	$3,156,727	$2,795,434	$2,237,697
Paid net membership additions	6,120	5,340	6,360
Paid memberships at end of period	37,537	31,417	26,077

Asia-Pacific (APAC)

	As of/ Year Ended December 31,
	2020	2019	2018
	(in thousands)
Revenues	$2,372,300	$1,469,521	$945,816
Paid net membership additions	9,259	5,626	4,106
Paid memberships at end of period	25,492	16,233	10,607

A paid membership (also referred to as a paid subscription) is defined as a membership that has the right to receive Netflix service following sign-up and a method of payment being provided, and that is not part of a free trial or certain other promotions that may be offered by the Company to new or rejoining members. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations generally become effective at the end of the prepaid membership period. Involuntary cancellations, as a result of a failed method of payment, become effective immediately. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by the Company’s internal systems, which utilize industry standard geo-location technology.
Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $10.8 billion, $9.5 billion and $8.0 billion for the years ended December 31, 2020, 2019 and 2018, respectively. DVD revenues were $0.2 billion, $0.3 billion, and $0.4 billion for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred revenue consists of membership fees billed that have not been recognized, as well as gift and other prepaid memberships that have not been fully redeemed. As of December 31, 2020, total deferred revenue was $1,118 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $193 million increase in deferred revenue as compared to the balance of $925 million for the year ended December 31, 2019, is a result of the increase in membership fees billed due to increased memberships.

3.Earnings per Share

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

	Year ended December 31,
	2020	2019	2018
	(in thousands, except per share data)
Basic earnings per share:
Net income	$2,761,395	$1,866,916	$1,211,242
Shares used in computation:
Weighted-average common shares outstanding	440,922	437,799	435,374
Basic earnings per share	$6.26	$4.26	$2.78
Diluted earnings per share:
Net income	$2,761,395	$1,866,916	$1,211,242
Shares used in computation:
Weighted-average common shares outstanding	440,922	437,799	435,374
Employee stock options	13,286	13,966	15,870
Weighted-average number of shares	454,208	451,765	451,244
Diluted earnings per share	$6.08	$4.13	$2.68
Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Employee stock options	484	1,588	330

4.Cash, Cash Equivalents and Restricted Cash

The following tables summarize the Company's cash, cash equivalents and restricted cash as of December 31, 2020 and 2019:

	As of December 31, 2020
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$3,331,860	$1,783	$31,284	$3,364,927
Level 1 securities:
Money market funds	4,573,690	—	253	4,573,943
Level 2 securities:
Foreign Time Deposits	300,000		—	300,000

	$8,205,550	$1,783	$31,537	$8,238,870

	As of December 31, 2019
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$3,103,525	$1,863	$22,161	$3,127,549
Level 1 securities:
Money market funds	1,614,912	—	1,325	1,616,237
Level 2 securities:
Foreign Time Deposits	300,000	—	—	300,000

	$5,018,437	$1,863	$23,486	$5,043,786

Other current assets include restricted cash for deposits related to self insurance. Non-current assets include restricted cash related to letter of credit agreements. Foreign time deposits of $300 million, classified as Level 2 securities, were included in Cash and cash equivalents on the Company's Balance Sheet as of December 31, 2020 and December 31, 2019. The fair value of cash equivalents included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.
See Note 6 to the consolidated financial statements for further information regarding the fair value of the Company’s senior notes.

5.Balance Sheet Components
Content Assets, Net
Content assets consisted of the following:

	As of December 31,
	2020	2019
	(in thousands)

Licensed content, net	$13,747,607	$14,703,352
Produced content, net
Released, less amortization	5,809,681	4,382,685
In production	4,827,455	4,750,664
In development and pre-production	999,207	667,866
	11,636,343	9,801,215

Content assets, net	$25,383,950	$24,504,567
As of December 31, 2020, approximately $5,637 million, $3,494 million, and $2,134 million of the $13,748 million unamortized cost of the licensed content is expected to be amortized in each of the next three years. As of December 31, 2020, approximately $2,183 million, $1,629 million, and $1,092 million of the $5,810 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of December 31, 2020, the amount of accrued participations and residuals was not material.
The following table represents the amortization of content assets:

	Year ended December 31,
	2020	2019	2018
	(in thousands)
Licensed content	$7,544,631	$7,242,799	$6,511,689
Produced content	3,262,281	1,973,448	1,020,399
Total	$10,806,912	$9,216,247	$7,532,088

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of December 31,		Estimated Useful Lives (in Years)
	2020	2019
	(in thousands)
Land	$50,700	$6,125
Buildings	42,717	33,141	30 years
Leasehold improvements	524,537	354,999	Over life of lease
Furniture and fixtures	110,185	87,465	3-15 years
Information technology	283,014	243,565	3 years
Corporate aircraft	110,629	108,995	8 years
Machinery and equipment	34,633	46,415	3-5 years
Capital work-in-progress	298,558	100,521
Property and equipment, gross	1,454,973	981,226
Less: Accumulated depreciation	(494,790)	(416,005)
Property and equipment, net	$960,183	$565,221

Leases
The Company has entered into operating leases primarily for real estate. These leases generally have terms which range from 1 year to 15 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to 20 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in "Other non-current assets" on the Company's Consolidated Balance Sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Company's Consolidated Balance Sheets.  Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company has entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less. These leases are not recorded on the Company's Consolidated Balance Sheets. All operating lease expense is recognized on a straight-line basis over the lease term. For the year ended December 31, 2020, the Company recognized approximately $441 million in total lease costs, which was comprised of $324 million in operating lease costs for right-of-use assets and $117 million in short-term lease costs related to short-term operating leases. For the year ended December 31, 2019, the Company recognized approximately $448 million in total lease costs, which was comprised of $218 million in operating lease costs for right-of-use assets and $230 million in short-term lease costs related to short-term operating leases.
Prior to the adoption of ASU 2016-02 in the first quarter of 2019, the Company recognized minimum rental expense on a straight-line basis over the lease term. The Company used the date of initial possession to begin amortization, which is generally when the Company entered the space and began to make improvements in preparation for intended use. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company recorded minimum rental expenses on a straight-line basis over the terms of the leases in the Consolidated Statements of Operations. Rent expense associated with operating leases was $107 million for the year ended December 31, 2018.
Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate and marketing which may contain lease and non-lease components which it has elected to treat as a single lease component.
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Year ended December 31,
	2020	2019
	(in thousands)
Cash paid for operating lease liabilities	$259,559	$192,084
Right-of-use assets obtained in exchange for new operating lease obligations (1)	729,942	1,672,462

(1) Balance as of December 31, 2019 includes $743 million for operating leases existing on January 1, 2019.

	As of December 31,
	2020	2019
	(in thousands, except lease term and discount rate)
Operating lease right-of-use assets, net	$2,037,726	$1,532,285

Current operating lease liabilities	$256,222	$190,622
Non-current operating lease liabilities	1,945,631	1,422,612
Total operating lease liabilities	$2,201,853	$1,613,234

Weighted-average remaining lease term	8.9 years	8.8 years
Weighted-average discount rate	3.6%	5.0%

Maturities of operating lease liabilities as of December 31, 2020 were as follows (in thousands):

Due in 12 month period ended December 31,
2021	$320,245
2022	312,154
2023	300,014
2024	279,037
2025	258,348
Thereafter	1,100,115
2,569,913
Less imputed interest	(368,060)
Total operating lease liabilities	2,201,853

Current operating lease liabilities	256,222
Non-current operating lease liabilities	1,945,631
Total operating lease liabilities	$2,201,853
The Company has additional operating leases for real estate of $256 million which have not commenced as of December 31, 2020, and as such, have not been recognized on the Company's Consolidated Balance Sheets. These operating leases are expected to commence in 2021 with lease terms between 1 year and 15 years.

Other Current Assets
Other current assets consisted of the following:

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Trade receivables	$610,819	$454,399
Prepaid expenses	203,042	180,999
Other	742,169	524,669
Total other current assets	$1,556,030	$1,160,067

6.Debt

As of December 31, 2020, the Company had aggregate outstanding notes of $16,309 million, net of $107 million of issuance costs, with varying maturities (the "Notes"). Of the outstanding balance, $500 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2019, the Company had aggregate outstanding long-term notes of $14,759 million, net of $114 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement loss totaling $533 million for the year ended December 31, 2020).

The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of December 31, 2020 and December 31, 2019:

	Principal Amount at Par				Level 2 Fair Value as of
	December 31, 2020	December 31, 2019	Issuance Date	Maturity	December 31, 2020	December 31, 2019
	(in millions)				(in millions)
5.375% Senior Notes	$500	$500	February 2013	February 2021	$502	$518
5.500% Senior Notes	700	700	February 2015	February 2022	735	744
5.750% Senior Notes	400	400	February 2014	March 2024	449	444
5.875% Senior Notes	800	800	February 2015	February 2025	921	896
3.000% Senior Notes (1)	574	—	April 2020	June 2025	616	—
3.625% Senior Notes	500	—	April 2020	June 2025	535	—
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,110	1,026
3.625% Senior Notes (1)	1,588	1,459	May 2017	May 2027	1,776	1,565
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,807	1,670
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	2,280	2,111
4.625% Senior Notes (1)	1,344	1,234	October 2018	May 2029	1,630	1,378
6.375% Senior Notes	800	800	October 2018	May 2029	995	916
3.875% Senior Notes (1)	1,466	1,346	April 2019	November 2029	1,700	1,429
5.375% Senior Notes	900	900	April 2019	November 2029	1,061	960
3.625% Senior Notes (1)	1,344	1,234	October 2019	June 2030	1,533	1,273
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,155	1,019
	$16,416	$14,873			$18,805	$15,949

(1) The following Senior Notes have a principal amount denominated in euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.

The expected timing of principal and interest payments for these Notes are as follows:

	As of
	December 31, 2020	December 31, 2019
	(in thousands)
Less than one year	$1,264,020	$736,969
Due after one year and through three years	2,136,997	2,581,471
Due after three years and through five years	3,614,906	1,705,201
Due after five years	14,841,164	15,699,800
Total debt obligations	$21,857,087	$20,723,441

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of December 31, 2020 and December 31, 2019, the Company was in compliance with all related covenants.

Revolving Credit Facility

As of December 31, 2020, the Company has a $750 million unsecured revolving credit facility (“Revolving Credit Agreement”), which matures on March 29, 2024. Revolving loans may be borrowed, repaid and reborrowed until March 29, 2024, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of December 31, 2020, no amounts have been borrowed under the Revolving Credit Agreement.

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

The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of December 31, 2020 and December 31, 2019, the Company was in compliance with all related covenants.

7.Commitments and Contingencies
Content
At December 31, 2020, the Company had $19.2 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $2.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $12.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
At December 31, 2019, the Company had $19.5 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $3.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $11.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these content obligations is as follows:

	As of December 31,
	2020	2019
	(in thousands)
Less than one year	$8,980,868	$8,477,367
Due after one year and through 3 years	7,819,563	8,352,731
Due after 3 years and through 5 years	1,973,091	2,041,340
Due after 5 years	445,308	618,644
Total content obligations	$19,218,830	$19,490,082

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

8.Guarantees—Indemnification Obligations
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

9. Stockholders’ Equity
Voting Rights
The holders of each share of common stock shall be entitled to one vote per share on all matters to be voted upon by the Company’s stockholders.
Stock Option Plan
On June 4, 2020, the Company's stockholders approved the 2020 Stock Plan, which was adopted by the Company's Board of Directors on March 4, 2020 subject to stockholder approval. The 2020 Stock Plan is the successor to the 2011 Stock Plan. The 2020 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants. The 2020 Stock Plan authorized 17,500,000 new shares to be available for award grants. As of the date the 2020 Stock Plan was adopted by the Company's Board of Directors, 5,530,106 shares were available to be granted under the 2011 Stock Plan. These shares are available for award grants under the 2020 Stock Plan.
A summary of the activities related to the Company’s stock option plans is as follows:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted- Average Exercise Price (per Share)
Balances as of December 31, 2017	10,739,915	21,647,350	$61.13
Granted	(2,039,974)	2,039,974	311.66
Exercised	—	(3,205,911)	38.66
Expired	—	(2,135)	4.60
Balances as of December 31, 2018	8,699,941	20,479,278	$89.61
Granted	(2,588,380)	2,588,380	320.66
Exercised	—	(2,208,052)	32.88
Expired	—	(280)	6.74
Balances as of December 31, 2019	6,111,561	20,859,326	$124.28
New Shares Authorized	17,500,000	—	—
Granted	(1,909,476)	1,909,476	432.34
Exercised	—	(4,088,612)	58.35
Expired	—	(3,380)	27.54
Balances as of December 31, 2020	21,702,085	18,676,810	$170.23
Vested and exercisable at December 31, 2020		18,676,810	$170.23
The aggregate intrinsic value of the Company's outstanding stock options as of December 31, 2020 was $6,922 million and represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2020 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2020. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2020, 2019 and 2018 was $1,596 million, $666 million and $863 million, respectively. The weighted-average remaining contractual term of the Company's outstanding stock options as of December 31, 2020 included in the table above was 5.55 years.
Cash received from option exercises for the years ended December 31, 2020, 2019 and 2018 was $235 million, $72 million and $125 million, respectively.

Stock-Based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Year Ended December 31,
	2020	2019	2018
Dividend yield	—%	—%	—%
Expected volatility	37% - 45%	37% - 41%	40% - 42%
Risk-free interest rate	0.67% - 1.71%	1.74% - 2.74%	2.61% - 3.09%
Suboptimal exercise factor	3.34 - 3.67	3.07 - 3.23	2.80 - 3.01
Valuation data:
Weighted-average fair value (per share)	$217.42	$156.60	$157.19
Total stock-based compensation expense (in thousands)	415,180	405,376	320,657
Total income tax impact on provision (in thousands)	91,718	90,856	67,575

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

10.    Income Taxes
Income before provision for income taxes was as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
United States	$2,789,064	$1,719,326	$845,402
Foreign	410,285	342,905	381,056
Income before income taxes	$3,199,349	$2,062,231	$1,226,458

The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Current tax provision:
Federal	$24,221	$21,498	$(22,176)
State	65,821	45,228	(10,234)
Foreign	277,846	223,328	133,146
Total current	367,888	290,054	100,736
Deferred tax provision:
Federal	(57,765)	(28,003)	(37,396)
State	164,685	(54,507)	(52,391)
Foreign	(36,854)	(12,229)	4,267
Total deferred	70,066	(94,739)	(85,520)
Provision for income taxes	$437,954	$195,315	$15,216

As of December 31, 2020, the Company had a California research and development ("R&D") credit carryforward of $250 million which can be carried forward indefinitely. On June 29, 2020, California enacted legislative changes that impose an annual cap of $5 million on the amount of business incentive tax credits we can utilize in California effective for tax years 2020 through 2022. As a result, we evaluated the Company's ability to realize the California R&D credit, the Company considered all available positive and negative evidence, including operating results, ongoing tax planning, and forecasts of future taxable income and determined it is more likely than not that the pre-2020 credits and a portion of the current year R&D credit would not be realized. In the twelve months ended December 31, 2020, the Company has recorded a valuation allowance of $250 million. The Company will monitor its business strategies, weighing positive and negative evidence in assessing its realization of this asset in the future and in the event there is a need to release the valuation allowance, a tax benefit will be recorded.
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Expected tax expense at U.S. Federal statutory rates	$671,864	$433,059	$257,556
State income taxes, net of Federal income tax effect	65,808	47,909	33,611
Foreign earnings at other than U.S. rates	12,212	56,969	63,519
Federal and California R&D tax credits	(113,882)	(134,523)	(140,749)
Valuation allowance on California R&D tax credits	183,283	—	—
Excess tax benefits on stock-based compensation	(339,436)	(148,693)	(191,323)
Impact of the Tax Cuts and Jobs Act of 2017
Rate Change / Transition Tax	—	—	(71,516)
Tax effects of the Tax Cuts and Jobs Act	(87,194)	(127,534)	43,099
Global corporate structure simplification	—	35,939	—
Nondeductible Officers Compensation	30,351	24,111	14,377
Other	14,948	8,078	6,642
Provision for income taxes	$437,954	$195,315	$15,216
Effective Tax Rate	14%	9%	1%

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2020	2019
	(in thousands)
Deferred tax assets:
Stock-based compensation	$296,646	$258,376
Federal and California tax R&D credits	513,413	408,715
Foreign tax credits	—	137,818
Accruals and reserves	74,239	42,450
Operating leases	436,838	349,208
Foreign Net Operating Losses	29,894	411
Unrealized Gain/Loss	114,884	5,477
Other	2,543	622
Gross deferred tax assets	1,468,457	1,203,077
Depreciation & amortization	(229,142)	(80,921)
Operating leases	(400,380)	(329,168)
Gross deferred tax liabilities	(629,522)	(410,089)
Valuation allowance	(249,844)	(134,782)
Net deferred tax assets	$589,091	$658,206
All deferred tax assets are classified as “Other non-current assets” on the Consolidated Balance Sheets as of December 31, 2020 and December 31, 2019. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2020, the valuation allowance of $250 million was related to the California R&D credits that the Company does not expect to realize.
As of December 31, 2020, the Company's Federal R&D tax credit and state tax credit carryforwards for tax return purposes were $317 million, and $365 million, respectively. The Federal R&D tax credit carryforwards expire through 2040. State tax credit carryforwards can be carried forward indefinitely.
In the fourth quarter of 2020, the Company determined that the likelihood of utilizing its non-U.S. foreign tax credits of $135 million for which there was a valuation allowance of $135 million was remote given its recent global corporate simplification. As such, the Company has written off the deferred tax asset against the valuation allowance and will no longer disclose these amounts.
The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as “Other non-current liabilities” and a reduction of deferred tax assets which is classified as "Other non-current assets" in the Consolidated Balance Sheets. As of December 31, 2020, the total amount of gross unrecognized tax benefits was $140 million, of which $86 million, if recognized, would favorably impact the Company’s effective tax rate. As of December 31, 2019, the total amount of gross unrecognized tax benefits was $67 million, of which $57 million, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balances as of December 31, 2018	$47,534
Increases related to tax positions taken during prior periods	925
Decreases related to tax positions taken during prior periods	(417)
Increases related to tax positions taken during the current period	18,826
Decreases related to expiration of statute of limitations	(100)
Balances as of December 31, 2019	66,768
Increases related to tax positions taken during prior periods	11,943
Decreases related to tax positions taken during prior periods	(3,697)
Increases related to tax positions taken during the current period	65,110
Decreases related to expiration of statute of limitations	—
Balances as of December 31, 2020	$140,124
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes and in “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company's provision for income taxes were not material in all the periods presented.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for 2016 through 2018 and is subject to examination for 2019. The 2015 through 2019 state tax returns are subject to examination by various state tax authorities. The Company is also currently under examination in the UK for 2018 and 2019. The company has no other significant foreign jurisdiction audits underway. The years 2014 through 2019 generally remain subject to examination by foreign tax authorities.
Given the potential outcome of the current examinations as well as the impact of the current examinations on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible adjustments cannot be made at this time.

11.    Employee Benefit Plan
The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 80% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board. During 2020, 2019 and 2018, the Company’s matching contributions totaled $69 million, $47 million and $27 million, respectively.
Multiemployer Benefit Plans
The Company contributes to various multiemployer defined pension plans under the terms of collective bargaining agreements that cover our union-represented employees. The risks of participating in multiemployer pension plans are different from single-employer plans such that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in the multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan; and (iii) if the Company stops contributing to the multiemployer pension plan, the unfunded obligations of the plan may become the obligation of the remaining participating employers. The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to both active and retired participants. The Company does not participate in any multiemployer benefit plans that are individually significant to the Company.
The following table summarizes the Company's contributions to multiemployer pension and health plans for the years ended December 31, 2020, 2019 and 2018, respectively:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Pension benefits	$78,060	$89,703	$32,389
Health benefits	52,322	44,351	26,898
Total contributions	$130,382	$134,054	$59,287

12.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its co-chief executive officers, who review financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
On July 13, 2020, Ted Sarandos was appointed as co-Chief Executive Officer of the Company and serves as Chief Content Officer with Reed Hastings, the Company’s President, co-Chief Executive Officer, and Chairman of the Board. The Company determined that both Mr. Sarandos and Mr. Hastings are its CODM and that there have been no changes to the Company's one operating segment as the Company's financial results continue to be evaluated on a consolidated basis by its CODM.
    Total U.S. revenues were $10.8 billion, $9.5 billion and $8.0 billion for the years ended December 31, 2020, 2019 and 2018, respectively. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
    The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets were located as follows:

	As of December 31,
	2020	2019
	(in thousands)
United States	$2,224,891	$1,503,459
International	773,018	594,047

13.    Selected Quarterly Financial Data (Unaudited)

	December 31,	September 30,	June 30,	March 31,
	(in thousands, except for per share data)
2020
Total revenues	$6,644,442	$6,435,637	$6,148,286	$5,767,691
Gross profit	2,479,282	2,567,886	2,504,579	2,167,990
Net income	542,156	789,976	720,196	709,067
Earnings per share:
Basic	$1.23	$1.79	$1.63	$1.61
Diluted	1.19	1.74	1.59	1.57
2019
Total revenues	$5,467,434	$5,244,905	$4,923,116	$4,520,992
Gross profit	2,001,411	2,146,986	1,917,459	1,650,378
Net income	586,970	665,244	270,650	344,052
Earnings per share:
Basic	$1.34	$1.52	$0.62	$0.79
Diluted	1.30	1.47	0.60	0.76

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015
3.2	Amended and Restated Bylaws	8-K	001-35727	3.1	December 18, 2020
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 1, 2013, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 1, 2013
4.3	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014
4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015
4.5	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015
4.6	Indenture, dated as of October 27, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	October 27, 2016
4.7	First Supplemental Indenture, dated as of September 24, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	10-Q	001-35727	4.7	April 20, 2017
4.8	Indenture, dated as of May 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	May 3, 2017
4.9	Indenture, dated as of October 26, 2017, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	October 26, 2017
4.10	Indenture, dated as of April 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	April 26, 2018
4.11	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (6.375% Senior Notes due 2029)	8-K	001-35727	4.1	October 26, 2018
4.12	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.625% Senior Notes due 2029)	8-K	001-35727	4.3	October 26, 2018
4.13	Indenture, dated as of April 29, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (5.375% Senior Notes due 2029)	8-K	001-35727	4.1	April 29, 2019
4.14	Indenture, dated as of April 29, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.875% Senior Notes due 2029)	8-K	001-35727	4.3	April 29, 2019
4.15	Indenture, dated as of October 25, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.875% Senior Notes due 2030)	8-K	001-35727	4.1	October 25, 2019
4.16	Indenture, dated as of October 25, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.625% Senior Notes due 2030)	8-K	001-35727	4.3	October 25, 2019

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.17	Indenture, dated as of April 28, 2020, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.625% Senior Notes due 2025)	8-K	001-35727	4.1	April 28, 2020
4.18	Indenture, dated as of April 28, 2020, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.000% Senior Notes due 2025)	8-K	001-35727	4.3	April 28, 2020
4.19	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-35727	4.17	January 29, 2020
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.4†	2020 Stock Plan	Def 14A	001-35727	A	April 22, 2020
10.5†	Description of Director Equity Compensation Plan	8-K	001-35727	Item 5.02	January 24, 2018
10.6†	Amended and Restated Executive Severance and Retention Incentive Plan	10-K	000-49802	10.7	February 1, 2013
10.7†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014
10.8†	Executive Severance and Retention Incentive Plan, as amended and restated as of July 12, 2017	10-Q	001-35727	10.14	July 19, 2017
10.9	Revolving Credit Agreement among the Company, Deutsche bank AG New York Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A. and the administrative agent, dated as of July 27, 2017	10-Q	001-35727	10.15	October 18, 2017
10.10	First Amendment Agreement, dated as of March 29, 2019, among Netflix, Inc., the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	001-35727	10.1	April 1, 2019
10.11†	Form of Stock Option Agreement under the 2011 Stock Plan					X
10.12†	Form of Stock Option Agreement under the 2020 Stock Plan					X
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL					X

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

Netflix, Inc.

Dated:	January 28, 2021	By:	/S/ REED HASTINGS
Reed Hastings Co-Chief Executive Officer (principal executive officer)

Dated:	January 28, 2021	By:	/S/ SPENCER NEUMANN
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

Signature	Title	Date

/S/ REED HASTINGS	President, Co-Chief Executive Officer and Director (principal executive officer)	January 28, 2021
Reed Hastings

/S/ TED SARANDOS	Co-Chief Executive Officer, Chief Content Officer and Director (principal executive officer)	January 28, 2021
Ted Sarandos

/S/ SPENCER NEUMANN	Chief Financial Officer (principal financial and accounting officer)	January 28, 2021
Spencer Neumann

/S/ RICHARD BARTON	Director	January 28, 2021
Richard Barton

/S/ RODOLPHE BELMER	Director	January 28, 2021
Rodolphe Belmer

/S/ MATHIAS DÖPFNER	Director	January 28, 2021
Mathias Döpfner

/S/ TIMOTHY M. HALEY	Director	January 28, 2021
Timothy M. Haley

/S/ JAY C. HOAG	Director	January 28, 2021
Jay C. Hoag

/S/ LESLIE J. KILGORE	Director	January 28, 2021
Leslie J. Kilgore

/S/ STRIVE MASIYIWA	Director	January 28, 2021
Strive Masiyiwa

/S/ ANN MATHER	Director	January 28, 2021
Ann Mather

/S/ BRAD SMITH	Director	January 28, 2021
Brad Smith

/S/ ANNE SWEENEY	Director	January 28, 2021
Anne Sweeney