Form 10-Q
period 2021-03-31
NETFLIX INC
filed 2021-04-22
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2021, there were 443,383,732 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2021	March 31, 2020
Revenues	$7,163,282	$5,767,691
Cost of revenues	3,868,511	3,599,701
Marketing	512,512	503,830
Technology and development	525,207	453,817
General and administrative	297,196	252,087
Operating income	1,959,856	958,256
Other income (expense):
Interest expense	(194,440)	(184,083)
Interest and other income	269,086	21,697
Income before income taxes	2,034,502	795,870
Provision for income taxes	(327,787)	(86,803)
Net income	$1,706,715	$709,067

Earnings per share:
Basic	$3.85	$1.61
Diluted	$3.75	$1.57
Weighted-average common shares outstanding:
Basic	443,224	439,352
Diluted	455,641	452,494

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Net income	$1,706,715	$709,067
Other comprehensive loss:
Foreign currency translation adjustments	(40,261)	(23,533)
Comprehensive income	$1,666,454	$685,534

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income	$1,706,715	$709,067
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(3,284,576)	(3,294,275)
Change in content liabilities	(266,040)	258,945
Amortization of content assets	2,719,196	2,483,385
Depreciation and amortization of property, equipment and intangibles	35,741	28,517
Stock-based compensation expense	107,230	97,019
Foreign currency remeasurement gain on debt	(253,330)	(93,060)
Other non-cash items	72,657	65,448
Deferred income taxes	159,733	46,619
Changes in operating assets and liabilities:
Other current assets	(221,555)	(127,353)
Accounts payable	(137,313)	(149,153)
Accrued expenses and other liabilities	177,897	214,191
Deferred revenue	22,279	62,008
Other non-current assets and liabilities	(61,368)	(41,446)
Net cash provided by operating activities	777,266	259,912
Cash flows from investing activities:
Purchases of property and equipment	(81,001)	(98,015)
Change in other assets	(4,615)	(288)
Net cash used in investing activities	(85,616)	(98,303)
Cash flows from financing activities:
Repayments of debt	(500,000)	—
Proceeds from issuance of common stock	48,071	43,694
Net cash provided by (used in) financing activities	(451,929)	43,694
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(42,138)	(70,902)
Net increase in cash, cash equivalents and restricted cash	197,583	134,401
Cash, cash equivalents and restricted cash at beginning of period	8,238,870	5,043,786
Cash, cash equivalents and restricted cash at end of period	$8,436,453	$5,178,187
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,403,705	$8,205,550
Other current assets	1,703,803	1,556,030
Total current assets	10,107,508	9,761,580
Content assets, net	26,043,991	25,383,950
Property and equipment, net	1,015,419	960,183
Other non-current assets	2,956,096	3,174,646
Total assets	$40,123,014	$39,280,359
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,297,957	$4,429,536
Accounts payable	532,942	656,183
Accrued expenses and other liabilities	1,291,812	1,102,196
Deferred revenue	1,140,271	1,117,992
Short-term debt	698,788	499,878
Total current liabilities	7,961,770	7,805,785
Non-current content liabilities	2,465,626	2,618,084
Long-term debt	14,860,552	15,809,095
Other non-current liabilities	1,950,986	1,982,155
Total liabilities	27,238,934	28,215,119
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at March 31, 2021 and December 31, 2020; 443,383,732 and 442,895,261 issued and outstanding at March 31, 2021 and December 31, 2020, respectively	3,600,084	3,447,698
Accumulated other comprehensive income	4,137	44,398
Retained earnings	9,279,859	7,573,144
Total stockholders’ equity	12,884,080	11,065,240
Total liabilities and stockholders’ equity	$40,123,014	$39,280,359

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2021	March 31, 2020
Total stockholders' equity, beginning balances	$11,065,240	$7,582,157

Common stock and additional paid-in capital:
Beginning balances	$3,447,698	$2,793,929
Issuance of common stock upon exercise of options	45,156	44,584
Stock-based compensation expense	107,230	97,019
Ending balances	$3,600,084	$2,935,532

Accumulated other comprehensive income (loss):
Beginning balances	$44,398	$(23,521)
Other comprehensive loss	(40,261)	(23,533)
Ending balances	$4,137	$(47,054)

Retained earnings:
Beginning balances	$7,573,144	$4,811,749
Net income	1,706,715	709,067
Ending balances	$9,279,859	$5,520,816

Total stockholders' equity, ending balances	$12,884,080	$8,409,294

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim consolidated financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (the “SEC”) on January 28, 2021. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the content asset amortization policy and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Interim results are not necessarily indicative of the results for a full year.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Recently adopted accounting pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). ASU 2019-12 removes certain exceptions for performing intraperiod tax allocations, recognizing deferred taxes for investments, and calculating income taxes in interim periods. The guidance also simplifies the accounting for franchise taxes, transactions that result in a step-up in the tax basis of goodwill, and the effect of enacted changes in tax laws or rates in interim periods. The Company adopted ASU 2019-12 in the first quarter of 2021 and the adoption had no material impact to the Company’s consolidated financial statements.

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
The following tables summarize streaming revenue, paid net membership additions, and paid memberships at end of period by region for the three months ended March 31, 2021 and March 31, 2020, respectively:

United States and Canada (UCAN)

	As of/ Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Revenues	$3,170,972	$2,702,776
Paid net membership additions	448	2,307
Paid memberships at end of period (1)	74,384	69,969

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Revenues	$2,343,674	$1,723,474
Paid net membership additions	1,810	6,956
Paid memberships at end of period (1)	68,508	58,734

Latin America (LATAM)

	As of/ Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Revenues	$836,647	$793,453
Paid net membership additions	357	2,901
Paid memberships at end of period (1)	37,894	34,318

Asia-Pacific (APAC)

	As of/ Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Revenues	$762,414	$483,660
Paid net membership additions	1,361	3,602
Paid memberships at end of period (1)	26,853	19,835

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
Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $3.0 billion and $2.5 billion for the three months ended March 31, 2021 and 2020, respectively. DVD revenues were $50 million and $64 million for the three months ended March 31, 2021 and 2020, respectively.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of March 31, 2021, total deferred revenue was $1,140 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $22 million increase in deferred revenue as compared to the balance of $1,118 million for the year ended December 31, 2020 is a result of the increase in membership fees billed due to increased members and average monthly revenue per paying member.

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

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands, except per share data)
Basic earnings per share:
Net income	$1,706,715	$709,067
Shares used in computation:
Weighted-average common shares outstanding	443,224	439,352
Basic earnings per share	$3.85	$1.61

Diluted earnings per share:
Net income	$1,706,715	$709,067
Shares used in computation:
Weighted-average common shares outstanding	443,224	439,352
Employee stock options	12,417	13,142
Weighted-average number of shares	455,641	452,494
Diluted earnings per share	$3.75	$1.57

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Employee stock options	257	1,516

4. Cash, Cash Equivalents and Restricted Cash

The following tables summarize the Company's cash, cash equivalents, and restricted cash as of March 31, 2021 and December 31, 2020:

	As of March 31, 2021
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,019,585	$2,159	$30,443	$4,052,187
Level 1 securities:
Money market funds	4,083,887	—	146	4,084,033
Level 2 securities:
Foreign Time Deposits	300,233	—	—	300,233

	$8,403,705	$2,159	$30,589	$8,436,453

	As of December 31, 2020
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$3,331,860	$1,783	$31,284	$3,364,927
Level 1 securities:
Money market funds	4,573,690	—	253	4,573,943
Level 2 securities:
Foreign Time Deposits	300,000	—	—	300,000

	$8,205,550	$1,783	$31,537	$8,238,870
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
See Note 6 Debt to the consolidated financial statements for further information regarding the fair value of the Company’s senior notes.
There were no material gross realized gains or losses in the three months ended March 31, 2021 and 2020, respectively.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Licensed content, net	$13,351,416	$13,747,607

Produced content, net
Released, less amortization	5,671,182	5,809,681
In production	6,030,349	4,827,455
In development and pre-production	991,044	999,207
	12,692,575	11,636,343

Content assets, net	$26,043,991	$25,383,950

As of March 31, 2021, approximately $5,606 million, $3,376 million, and $2,013 million of the $13,351 million unamortized cost of the licensed content is expected to be amortized in each of the next three years.  As of March 31, 2021, approximately $2,130 million, $1,633 million, and $1,038 million of the $5,671 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of March 31, 2021, the amount of accrued participations and residuals was not material.
The following table represents the amortization of content assets:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Licensed content	$1,829,246	$1,860,170
Produced content	889,950	623,215
Total	$2,719,196	$2,483,385

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	March 31, 2021	December 31, 2020	Estimated Useful Lives
	(in thousands)
Land	$51,154	$50,700
Buildings	43,840	42,717	30 years
Leasehold improvements	531,507	524,537	Over life of lease
Furniture and fixtures	108,495	110,185	3-15 years
Information technology	289,813	283,014	3 years
Corporate aircraft	110,862	110,629	8 years
Machinery and equipment	34,236	34,633	3-5 years
Capital work-in-progress	366,056	298,558
Property and equipment, gross	1,535,963	1,454,973
Less: Accumulated depreciation	(520,544)	(494,790)
Property and equipment, net	$1,015,419	$960,183

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Cash paid for operating lease liabilities	$82,439	$57,490
Right-of-use assets obtained in exchange for new operating lease obligations	49,445	51,824

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Operating lease right-of-use assets, net	$2,007,729	$2,037,726

Current operating lease liabilities	268,087	256,222
Non-current operating lease liabilities	1,911,892	1,945,631
Total operating lease liabilities	$2,179,979	$2,201,853

Other Current Assets
Other current assets consisted of the following:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Trade receivables	$807,036	$610,819
Prepaid expenses	273,527	203,042
Other	623,240	742,169
Total other current assets	$1,703,803	$1,556,030

6. Debt
As of March 31, 2021, the Company had aggregate outstanding notes of $15,559 million, net of $103 million of issuance costs, with varying maturities (the "Notes"). Of the outstanding balance, $699 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2020, the Company had aggregate outstanding notes of $16,309 million, net of $107 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain totaling $253 million for the three months ended March 31, 2021).
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of March 31, 2021 and December 31, 2020:

	Principal Amount at Par				Level 2 Fair Value as of
	March 31, 2021	December 31, 2020	Issuance Date	Maturity	March 31, 2021	December 31, 2020
	(in millions)				(in millions)
5.375% Senior Notes	$—	$500	February 2013	February 2021	$—	$502
5.500% Senior Notes	700	700	February 2015	February 2022	729	735
5.750% Senior Notes	400	400	February 2014	March 2024	449	449
5.875% Senior Notes	800	800	February 2015	February 2025	917	921
3.000% Senior Notes (1)	551	574	April 2020	June 2025	600	616
3.625% Senior Notes	500	500	April 2020	June 2025	534	535
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,119	1,110
3.625% Senior Notes (1)	1,524	1,588	May 2017	May 2027	1,748	1,776
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,812	1,807
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	2,302	2,280
4.625% Senior Notes (1)	1,290	1,344	October 2018	May 2029	1,605	1,630
6.375% Senior Notes	800	800	October 2018	May 2029	997	995
3.875% Senior Notes (1)	1,407	1,466	April 2019	November 2029	1,680	1,700
5.375% Senior Notes	900	900	April 2019	November 2029	1,065	1,061
3.625% Senior Notes (1)	1,290	1,344	October 2019	June 2030	1,513	1,533
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,152	1,155
	$15,662	$16,416			$18,222	$18,805
(1) The following Senior Notes have a principal amount denominated in euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.

In February 2021, the Company repaid upon maturity the $500 million aggregate principal amount of its 5.375% Senior Notes due February 2021.
The expected timing of principal and interest payments for the Company’s outstanding Notes are as follows:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Less than one year	$1,453,690	$1,264,020
Due after one year and through three years	1,804,714	2,136,997
Due after three years and through five years	3,161,269	3,614,906
Due after five years	14,581,110	14,841,164
Total debt obligations	$21,000,783	$21,857,087

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all related covenants.
Revolving Credit Facility
As of March 31, 2021, the Company has a $750 million unsecured revolving credit facility ("Revolving Credit Agreement") which matures on March 29, 2024. Revolving loans may be borrowed, repaid and reborrowed until March 29, 2024, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of March 31, 2021, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all related covenants.

7. Commitments and Contingencies

Content
As of March 31, 2021, the Company had $20.7 billion of obligations comprised of $4.3 billion included in "Current content liabilities" and $2.5 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $13.9 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.

As of December 31, 2020, the Company had $19.2 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $2.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $12.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
Less than one year	$9,456,342	$8,980,868
Due after one year and through three years	8,241,022	7,819,563
Due after three years and through five years	2,259,821	1,973,091
Due after five years	767,980	445,308
Total content obligations	$20,725,165	$19,218,830
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

8. Stockholders’ Equity
Stock Option Plan
In June 2020, the Company's stockholders approved the 2020 Stock Plan, which was adopted by the Company’s Board of Directors in March 2020 subject to stockholder approval. The 2020 Stock Plan is the successor to the 2011 Stock Plan and provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants.
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2020	21,702,085	18,676,810	$170.23
Granted	(400,126)	400,126	537.47
Exercised	—	(488,471)	92.45
Expired	—	(4,648)	30.30
Balances as of March 31, 2021	21,301,959	18,583,817	$180.22
Vested and exercisable as of March 31, 2021		18,583,817	$180.22

The aggregate intrinsic value of the Company's outstanding stock options as of March 31, 2021 was $6,357 million and represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the first quarter of 2021. This amount changes based on the fair market value of the Company’s common stock. The weighted-average remaining contractual term of the Company's outstanding stock options as of March 31, 2021 included in the table above was 5.46 years.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands)
Total intrinsic value of options exercised	$228,020	$303,226
Cash received from options exercised	48,071	43,694
Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended
	March 31, 2021	March 31, 2020
Dividend yield	—%	—%
Expected volatility	41%	37%
Risk-free interest rate	1.08%	1.71%
Suboptimal exercise factor	3.81	3.34
Weighted-average fair value (per share)	$268	$167
Total stock-based compensation expense (in thousands)	$107,230	$97,019
Total income tax impact on provision (in thousands)	$24,079	$21,309

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
Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. As of March 31, 2021, no stock has been repurchased under this program.

9. Income Taxes

	Three Months Ended
	March 31, 2021	March 31, 2020
	(in thousands, except percentages)
Provision for income taxes	$327,787	$86,803
Effective tax rate	16%	11%
The effective tax rate for the three months ended March 31, 2021 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act and recognition of excess tax benefits of stock-based compensation. The effective tax rate for the three months ended March 31, 2020 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation and the changes from the global corporate structure simplification.
The increase in effective tax rate for the three months ended March 31, 2021, as compared to the same period in 2020 was primarily due to recognizing less excess tax benefits related to stock-based compensation. For the three months ended March 31, 2021, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $47 million, compared to the three months ended March 31, 2020 of $65 million.
Gross unrecognized tax benefits were $160 million and $140 million as of March 31, 2021 and December 31, 2020, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $99 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of March 31, 2021, gross unrecognized tax benefits of $38 million were classified as “Other non-current liabilities” and $64 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for income taxes” were not material in any of the periods presented.
Deferred tax assets of $427 million and $589 million were classified as “Other non-current assets” on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The Company has a valuation allowance of $298 million and $250 million as of March 31, 2021 and December 31, 2020, respectively. The valuation allowance is related to the California research and development credits and certain foreign tax attributes that the Company does not expect to realize.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for 2016 through 2018 and is subject to examination for 2019. The 2015 through 2019 state tax returns are subject to examination by various state tax authorities. The Company is also currently under examination in the U.K. for 2018 and 2019. The Company has no other significant foreign jurisdiction audits underway. The years 2015 through 2020 generally remain subject to examination by foreign tax authorities.

Given the potential outcome of the current examinations, as well as the impact of the current examinations on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

10. Segment and Geographic Information

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its co-chief executive officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
Total U.S. revenues were $3.0 billion and $2.5 billion for the three months ended March 31, 2021 and March 31, 2020, respectively. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, were located as follows:

	As of
	March 31, 2021	December 31, 2020
	(in thousands)
United States	$2,269,444	$2,224,891
International	753,704	773,018

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, adequacy of existing facilities, net cash provided by (used in) operating activities, access to financing sources, and free cash flows; capital allocation strategies, including any stock repurchases; seasonality; impact of foreign exchange rate fluctuations; the impact of the discontinuance of the LIBO Rate; future regulatory changes and their impact on our business; price changes and testing; impact of recently adopted accounting pronouncements; accounting treatment for changes related to content assets; membership growth, including impact of content and pricing changes on membership growth; partnerships; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming; content amortization; tax expense; unrecognized tax benefits; deferred tax assets; our ability to effectively manage change and growth; and the impact of the coronavirus (COVID-19) pandemic and our response to it. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on January 28, 2021, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
We assume no obligation to revise or publicly release any revision to any forward-looking statements contained in this Quarterly Report on Form 10-Q, unless required by law.
Investors and others should note that we announce material financial information to our investors using our investor relations website (ir.netflix.net), SEC filings, press releases, public conference calls and webcasts. We use these channels, as well as social media and blogs to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels and blogs listed on our investor relations website.

Overview
We are one of the world’s leading entertainment services with approximately 208 million paid streaming memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials. Additionally, we continue to offer our DVD-by-mail service in the United States (“U.S.”).

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
Our core strategy is to grow our streaming membership business globally within the parameters of our operating margin target. We are continuously improving our members’ experience by expanding our content with a focus on a programming mix of content that delights our members and attracts new members. In addition, we are continuously enhancing our user interface and extending our streaming service to more internet-connected screens. Our members can download a selection of titles for offline viewing.
Our membership growth exhibits a seasonal pattern that reflects variations when consumers buy internet-connected screens and when they tend to increase their viewing. Historically, the first and fourth quarters (October through March) represent our greatest streaming membership growth. In addition, our membership growth can be impacted by our content release schedule and changes to pricing.

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	March 31, 2021	March 31, 2020	Q1'21 vs. Q1'20
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$7,113,707	$5,703,363	$1,410,344	25%
DVD revenues	49,575	64,328	(14,753)	(23)%
Total revenues	$7,163,282	$5,767,691	$1,395,591	24%

Operating income	$1,959,856	$958,256	$1,001,600	105%
Operating margin	27.4%	16.6%	10.8%	65%

Global Streaming Memberships:
Paid net membership additions	3,976	15,766	(11,790)	(75)%
Paid memberships at end of period	207,639	182,856	24,783	14%
Average paying memberships	205,651	174,973	30,678	18%
Average monthly revenue per paying membership	$11.53	$10.87	$0.66	6%

Consolidated revenues for the three months ended March 31, 2021 increased 24% as compared to the three months ended March 31, 2020. The increase in our consolidated revenues was due to the 18% growth in average paying memberships and a 6% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership was primarily due to price changes and favorable fluctuations in foreign exchange rates. Paid net membership additions for the three months ended March 31, 2021 decreased 75% as compared to the three months ended March 31, 2020. We believe the decrease in paid net membership additions can primarily be attributed to the COVID-19 pandemic which contributed to significant paid net membership additions in the first quarter of 2020, and resulted in less growth in the first quarter of 2021 as compared to the prior year. While we are unable to accurately predict the impact of the pandemic on paid net membership additions, we expect slower paid net membership additions in the first half of 2021 compared to comparable periods in 2020.
The increase in operating margin is primarily due to content amortization growing at a slower rate as compared to the 24% increase in revenues as a result of delays in content releases due to the COVID-19 pandemic. Marketing, technology and development, and general and administrative expenses also grew at a slower rate as compared to the growth in revenue.
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details. In an effort to protect the health and safety of our employees, our workforce has had and continues in most instances to spend a significant amount of time working from home, international travel has been curtailed, and while most of our productions have resumed, certain of our productions continue to experience disruption, as do the productions of our third-party content suppliers. Our other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content. As a result, the pandemic has and continues to affect our ability to produce content, which in turn led to delays in certain content releases. Many government measures to contain COVID-19 or slow its spread, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing, continue to remain in effect or may be rescinded, modified, or reinstated. We anticipate that these actions and the global health crisis caused by COVID-19, including any resurgences, will continue to negatively impact business activity across the globe. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

Streaming Revenues
We derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of March 31, 2021, pricing on our plans ranged from the U.S. dollar equivalent of $3 to $24 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
The following tables summarize streaming revenue and other streaming membership information by region for the three months ended March 31, 2021 and March 31, 2020.

United States and Canada (UCAN)

	As of/ Three Months Ended		Change
	March 31, 2021	March 31, 2020	Q1'21 vs. Q1'20
	(in thousands, except revenue per membership and percentages)
Revenues	$3,170,972	$2,702,776	$468,196	17%
Paid net membership additions	448	2,307	(1,859)	(81)%
Paid memberships at end of period	74,384	69,969	4,415	6%
Average paying memberships	74,160	68,816	5,344	8%
Average monthly revenue per paying membership	$14.25	$13.09	$1.16	9%
Constant currency change (1)				9%

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended		Change
	March 31, 2021	March 31, 2020	Q1'21 vs. Q1'20
	(in thousands, except revenue per membership and percentages)
Revenues	$2,343,674	$1,723,474	$620,200	36%
Paid net membership additions	1,810	6,956	(5,146)	(74)%
Paid memberships at end of period	68,508	58,734	9,774	17%
Average paying memberships	67,603	55,256	12,347	22%
Average monthly revenue per paying membership	$11.56	$10.40	$1.16	11%
Constant currency change (1)				4%

Latin America (LATAM)

	As of/ Three Months Ended		Change
	March 31, 2021	March 31, 2020	Q1'21 vs. Q1'20
	(in thousands, except revenue per membership and percentages)
Revenues	$836,647	$793,453	$43,194	5%
Paid net membership additions	357	2,901	(2,544)	(88)%
Paid memberships at end of period	37,894	34,318	3,576	10%
Average paying memberships	37,716	32,868	4,848	15%
Average monthly revenue per paying membership	$7.39	$8.05	$(0.66)	(8)%
Constant currency change (1)				5%

Asia-Pacific (APAC)

	As of/ Three Months Ended		Change
	March 31, 2021	March 31, 2020	Q1'21 vs. Q1'20
	(in thousands, except revenue per membership and percentages)
Revenues	$762,414	$483,660	$278,754	58%
Paid net membership additions	1,361	3,602	(2,241)	(62)%
Paid memberships at end of period	26,853	19,835	7,018	35%
Average paying memberships	26,173	18,034	8,139	45%
Average monthly revenue per paying membership	$9.71	$8.94	$0.77	9%
Constant currency change (1)				3%

(1) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the three months ended March 31, 2021, our revenues would have been approximately $80 million lower had foreign currency exchange rates remained constant with those for the three months ended March 31, 2020.

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

	Three Months Ended		Change
	March 31, 2021	March 31, 2020	Q1'21 vs. Q1'20
	(in thousands, except percentages)
Cost of revenues	$3,868,511	$3,599,701	$268,810	7%
As a percentage of revenues	54%	62%

The increase in cost of revenues was primarily due to a $236 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. Other content costs increased $33 million primarily due to increases in expenses associated with streaming delivery costs and payment processing fees driven by our growing member base.

Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to our marketing partners, including consumer electronics (“CE”) manufacturers, multichannel video programming distributors (“MVPDs”), mobile operators and internet service providers (“ISPs”). Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities.

	Three Months Ended		Change
	March 31, 2021	March 31, 2020	Q1'21 vs. Q1'20
	(in thousands, except percentages)
Marketing	$512,512	$503,830	$8,682	2%
As a percentage of revenues	7%	9%

The increase in marketing expenses was primarily due to a $11 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service, partially offset by decreased advertising expenses.

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

	Three Months Ended		Change
	March 31, 2021	March 31, 2020	Q1'21 vs. Q1'20
	(in thousands, except percentages)
Technology and development	$525,207	$453,817	$71,390	16%
As a percentage of revenues	7%	8%

The increase in technology and development expenses was primarily due to a $61 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

	Three Months Ended		Change
	March 31, 2021	March 31, 2020	Q1'21 vs. Q1'20
	(in thousands, except percentages)
General and administrative	$297,196	$252,087	$45,109	18%
As a percentage of revenues	4%	4%

The increase in general and administrative expenses was primarily due to a $24 million increase in third-party expenses, including costs for contractors and consultants. In addition, personnel-related costs increased by $19 million, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.

	Three Months Ended		Change
	March 31, 2021	March 31, 2020	Q1'21 vs. Q1'20
	(in thousands, except percentages)
Interest expense	$194,440	$184,083	$10,357	6%
As a percentage of revenues	3%	3%
Interest expense primarily consists of interest on our Notes of $190 million for the three months ended March 31, 2021. The increase in interest expense for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was due to the increase in debt.

Interest and Other Income
Interest and other income consists primarily of foreign exchange gains on foreign currency denominated balances and interest earned on cash and cash equivalents.

	Three Months Ended		Change
	March 31, 2021	March 31, 2020	Q1'21 vs. Q1'20
	(in thousands, except percentages)
Interest and other income	$269,086	$21,697	$247,389	1,140%
As a percentage of revenues	4%	—%

Interest and other income increased in the three months ended March 31, 2021 primarily due to foreign exchange gains of $258 million, compared to gains of $9 million for the corresponding period in 2020. In the three months ended March 31, 2021, the foreign exchange gains were primarily driven by the $253 million non-cash gain from the remeasurement of our €5,170 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three months ended March 31, 2020, the foreign exchange gains were primarily driven by the $93 million non-cash gain from the remeasurement of our €4,700 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies.

Provision for Income Taxes

	Three Months Ended		Change
	March 31, 2021	March 31, 2020	Q1'21 vs. Q1'20
	(in thousands, except percentages)
Provision for income taxes	$327,787	$86,803	$240,984	278%
Effective tax rate	16%	11%

The effective tax rate for the three months ended March 31, 2021 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act and recognition of excess tax benefits of stock-based compensation.
The increase in our effective tax rate for the three months ended March 31, 2021, as compared to the same period in 2020 was primarily due to recognizing less excess tax benefits related to stock-based compensation.

Liquidity and Capital Resources

	As of		Change
	March 31, 2021	December 31, 2020	March 31, 2021 vs. December 31, 2020
	(in thousands, except percentages)
Cash, cash equivalents and restricted cash	$8,436,453	$8,238,870	$197,583	2%
Short-term and long-term debt	15,559,340	16,308,973	(749,633)	(5)%

Cash, cash equivalents and restricted cash increased $198 million in the three months ended March 31, 2021 primarily due to cash provided by operations, partially offset by the repayment of debt.
Debt, net of debt issuance costs, decreased $750 million primarily due to the repayment upon maturity of the $500 million aggregate principal amount of our 5.375% Senior Notes in February 2021, coupled with the remeasurement of our euro-denominated notes. The amount of principal and interest on our outstanding notes due in the next twelve months is $1,454 million. As of March 31, 2021, no amounts had been borrowed under the $750 million Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
We anticipate that our future capital needs from the debt market will be more limited compared to prior years. Our ability to obtain this or any additional financing that we may choose to, or need to, will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. As of March 31, 2021, no stock has been repurchased under this program.
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

Free Cash Flow
We define free cash flow as cash provided by (used in) operating activities less purchases of property and equipment and change in other assets. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make strategic acquisitions and investments and for certain other activities like stock repurchases. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, net cash provided by (used in) operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.
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

	Three Months Ended		Change
	March 31, 2021	March 31, 2020	Q1'21 vs. Q1'20
	(in thousands, except percentages)
Net cash provided by operating activities	$777,266	$259,912	$517,354	199%
Net cash used in investing activities	(85,616)	(98,303)	(12,687)	(13)%
Net cash provided by (used in) financing activities	(451,929)	43,694	(495,623)	(1,134)%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	777,266	259,912	517,354	199%
Purchases of property and equipment	(81,001)	(98,015)	(17,014)	(17)%
Change in other assets	(4,615)	(288)	(4,327)	(1,502)%
Free cash flow	$691,650	$161,609	$530,041	328%

Net cash provided by operating activities increased $517 million to $777 million for the three months ended March 31, 2021. The increase in cash provided by operating activities was primarily driven by a $1,396 million or 24% increase in revenues, partially offset by an increase in investments in content that require more upfront cash payments. The payments for content assets increased $515 million, from $3,035 million to $3,551 million, or 17%, as compared to the increase in the amortization of content assets of $236 million, from $2,483 million to $2,719 million, or 9%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities decreased $13 million for the three months ended March 31, 2021, primarily due to a decrease in purchases of property and equipment.
Net cash provided by (used in) financing activities decreased $496 million for the three months ended March 31, 2021, primarily due to the repayment of debt.
Free cash flow was $1,015 million lower than net income for the three months ended March 31, 2021 primarily due to $831 million of cash payments for content assets over amortization expense, $253 million of non-cash remeasurement gain on our euro-denominated debt, and $38 million in other non-favorable working capital differences, partially offset by $107 million of non-cash stock-based compensation expense.
Free cash flow was $547 million lower than net income for the three months ended March 31, 2020, primarily due to $552 million of cash payments for content assets over amortization expense and $93 million of non-cash remeasurement gain on our euro-denominated debt, partially offset by $97 million non-cash stock-based compensation expense and $1 million in favorable working capital differences.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of March 31, 2021. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of March 31, 2021:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Content obligations (1)	$20,725,165	$9,456,342	$8,241,022	$2,259,821	$767,980
Debt (2)	21,000,783	1,453,690	1,804,714	3,161,269	14,581,110
Operating lease obligations (3)	2,825,470	357,900	655,591	576,630	1,235,349
Other purchase obligations (4)	1,067,747	679,340	383,349	5,058	—
Total	$45,619,165	$11,947,272	$11,084,676	$6,002,778	$16,584,439

(1)As of March 31, 2021, content obligations were comprised of $4.3 billion included in “Current content liabilities” and $2.5 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $13.9 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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

(2)Debt obligations include our Notes consisting of principal and interest payments. See Note 6 Debt to the consolidated financial statements for further details.

(3)Operating lease obligations are comprised of operating lease liabilities included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Consolidated Balance Sheets, inclusive of imputed interest. Operating lease obligations also include additional obligations that are not reflected on the Consolidated Balance Sheets as they did not meet the criteria for recognition. See Note 5 Balance Sheet Components in the accompanying notes to our consolidated financial statements for further details regarding leases.

(4)Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to streaming delivery and cloud computing costs, as well as other miscellaneous open purchase orders for which we have not received the related services or goods.

As of March 31, 2021, we had gross unrecognized tax benefits of $160 million. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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

Indemnification
The information set forth under Note 7 Commitments and Contingencies to the consolidated financial statements under the caption “Indemnification” is incorporated herein by reference.

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

Content
We acquire, license and produce content, including original programming, in order to offer our members unlimited viewing of video entertainment. The content licenses are for a fixed fee and specific windows of availability. Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the amortization expense. Payments for content, including additions to content assets and the changes in related liabilities, are classified within "Net cash provided by operating activities" on the Consolidated Statements of Cash Flows.
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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of March 31, 2021, the valuation allowance of $298 million was related to the California research and development credits and certain foreign tax attributes that we do not expect to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At March 31, 2021, our estimated gross unrecognized tax benefits were $160 million of which $99 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 Income Taxes to the consolidated financial statements for further information regarding income taxes.

Recent Accounting Pronouncements

The information set forth under Note 1 to the consolidated financial statements under the caption “Basis of Presentation and Summary of Significant Accounting Policies” is incorporated herein by reference.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. Our exposure to market risk has not changed significantly since December 31, 2020.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for 56% of the consolidated amount for the three months ended March 31, 2021. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Canadian dollar, the Mexican Peso, the Australian dollar, and the Japanese yen.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. In the three months ended March 31, 2021, our revenues would have been approximately $80 million lower had foreign currency exchange rates remained consistent with those in same period of 2020.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the three months ended March 31, 2021, we recognized a $258 million foreign exchange gain primarily due to the non-cash remeasurement of our Senior Notes denominated in euros, coupled with the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the three months ended March 31, 2021 was a decrease of $42 million.
We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on our future results of operations.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
The information set forth under Note 7 Commitments and Contingencies in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.Risk Factors
There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Company Purchases of Equity Securities
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. As of March 31, 2021, no stock has been repurchased under this program.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015

3.2	Amended and Restated Bylaws	8-K	001-35727	3.1	December 18, 2020

10.1†	Executive Severance and Retention Incentive Plan, as amended and restated as of April 1, 2021					X

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	April 22, 2021	By:	/s/ Reed Hastings
Reed Hastings Co-Chief Executive Officer (Principal executive officer)

Dated:	April 22, 2021	By:	/s/ Spencer Neumann
Spencer Neumann Chief Financial Officer (Principal financial and accounting officer)