Form 10-Q
period 2021-06-30
NETFLIX INC
filed 2021-07-22
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, there were 442,595,888 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Revenues	$7,341,777	$6,148,286	$14,505,059	$11,915,977
Cost of revenues	4,018,008	3,643,707	7,886,519	7,243,408
Marketing	603,973	434,370	1,116,485	938,200
Technology and development	537,321	435,045	1,062,528	888,862
General and administrative	334,845	277,236	632,041	529,323
Operating income	1,847,630	1,357,928	3,807,486	2,316,184
Other income (expense):
Interest expense	(191,322)	(189,151)	(385,762)	(373,234)
Interest and other income (expense)	(62,519)	(133,175)	206,567	(111,478)
Income before income taxes	1,593,789	1,035,602	3,628,291	1,831,472
Provision for income taxes	(240,776)	(315,406)	(568,563)	(402,209)
Net income	$1,353,013	$720,196	$3,059,728	$1,429,263

Earnings per share:
Basic	$3.05	$1.63	$6.90	$3.25
Diluted	$2.97	$1.59	$6.72	$3.15
Weighted-average shares of common stock outstanding:
Basic	443,159	440,569	443,192	439,961
Diluted	455,129	453,945	455,385	453,220

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$1,353,013	$720,196	$3,059,728	$1,429,263
Other comprehensive income (loss):
Foreign currency translation adjustments	5,638	12,982	(34,623)	(10,551)
Comprehensive income	$1,358,651	$733,178	$3,025,105	$1,418,712

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income	$1,353,013	$720,196	$3,059,728	$1,429,263
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Additions to content assets	(4,096,750)	(2,510,782)	(7,381,326)	(5,805,057)
Change in content liabilities	(312,208)	(108,432)	(578,248)	150,513
Amortization of content assets	2,806,803	2,607,159	5,525,999	5,090,544
Depreciation and amortization of property, equipment and intangibles	38,434	26,661	74,175	55,178
Stock-based compensation expense	101,583	104,210	208,813	201,229
Foreign currency remeasurement loss (gain) on debt	63,074	119,161	(190,256)	26,101
Other non-cash items	108,103	70,301	180,760	135,749
Deferred income taxes	51,127	223,308	210,860	269,927
Changes in operating assets and liabilities:
Other current assets	(52,373)	3,066	(273,928)	(124,287)
Accounts payable	72,313	(112,027)	(65,000)	(261,180)
Accrued expenses and other liabilities	(171,430)	(105,450)	6,467	108,741
Deferred revenue	47,093	42,508	69,372	104,516
Other non-current assets and liabilities	(72,543)	(38,803)	(133,911)	(80,249)
Net cash provided by (used in) operating activities	(63,761)	1,041,076	713,505	1,300,988
Cash flows from investing activities:
Purchases of property and equipment	(110,278)	(141,741)	(191,279)	(239,756)
Change in other assets	(1,000)	(260)	(5,615)	(548)
Net cash used in investing activities	(111,278)	(142,001)	(196,894)	(240,304)
Cash flows from financing activities:
Proceeds from issuance of debt	—	1,009,464	—	1,009,464
Debt issuance costs	—	(7,559)	—	(7,559)
Repayments of debt	—	—	(500,000)	—
Proceeds from issuance of common stock	19,749	89,060	67,820	132,754
Repurchases of common stock	(500,022)	—	(500,022)	—
Net cash provided by (used in) financing activities	(480,273)	1,090,965	(932,202)	1,134,659
Effect of exchange rate changes on cash, cash equivalents and restricted cash	23,477	11,819	(18,661)	(59,083)
Net increase (decrease) in cash, cash equivalents and restricted cash	(631,835)	2,001,859	(434,252)	2,136,260
Cash, cash equivalents and restricted cash at beginning of period	8,436,453	5,178,187	8,238,870	5,043,786
Cash, cash equivalents and restricted cash at end of period	$7,804,618	$7,180,046	$7,804,618	$7,180,046
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,777,530	$8,205,550
Other current assets	1,826,746	1,556,030
Total current assets	9,604,276	9,761,580
Content assets, net	27,291,640	25,383,950
Property and equipment, net	1,107,437	960,183
Other non-current assets	2,967,616	3,174,646
Total assets	$40,970,969	$39,280,359
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,197,874	$4,429,536
Accounts payable	622,931	656,183
Accrued expenses and other liabilities	1,125,591	1,102,196
Deferred revenue	1,187,364	1,117,992
Short-term debt	699,128	499,878
Total current liabilities	7,832,888	7,805,785
Non-current content liabilities	2,265,286	2,618,084
Long-term debt	14,926,889	15,809,095
Other non-current liabilities	2,082,035	1,982,155
Total liabilities	27,107,098	28,215,119
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at June 30, 2021 and December 31, 2020; 442,595,888 and 442,895,261 issued and outstanding at June 30, 2021 and December 31, 2020, respectively	3,721,246	3,447,698
Treasury stock at cost (1,001,565 shares at June 30, 2021)	(500,022)	—
Accumulated other comprehensive income	9,775	44,398
Retained earnings	10,632,872	7,573,144
Total stockholders’ equity	13,863,871	11,065,240
Total liabilities and stockholders’ equity	$40,970,969	$39,280,359

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total stockholders' equity, beginning balances	$12,884,080	$8,409,294	$11,065,240	$7,582,157

Common stock and additional paid-in capital:
Beginning balances	$3,600,084	$2,935,532	$3,447,698	$2,793,929
Issuance of common stock upon exercise of options	19,579	88,071	64,735	132,655
Stock-based compensation expense	101,583	104,210	208,813	201,229
Ending balances	$3,721,246	$3,127,813	$3,721,246	$3,127,813

Treasury stock:
Beginning balances	$—	$—	$—	$—
Repurchases of common stock to be held as treasury stock	(500,022)	—	(500,022)	—
Ending balances	$(500,022)	$—	$(500,022)	$—

Accumulated other comprehensive income (loss):
Beginning balances	$4,137	$(47,054)	$44,398	$(23,521)
Other comprehensive income (loss)	5,638	12,982	(34,623)	(10,551)
Ending balances	$9,775	$(34,072)	$9,775	$(34,072)

Retained earnings:
Beginning balances	$9,279,859	$5,520,816	$7,573,144	$4,811,749
Net income	1,353,013	720,196	3,059,728	1,429,263
Ending balances	$10,632,872	$6,241,012	$10,632,872	$6,241,012

Total stockholders' equity, ending balances	$13,863,871	$9,334,753	$13,863,871	$9,334,753

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
The following tables summarize streaming revenue, paid net membership additions (losses), and paid memberships at end of period by region for the three and six months ended June 30, 2021 and June 30, 2020, respectively:

United States and Canada (UCAN)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Revenues	$3,234,643	$2,839,670	$6,405,615	$5,542,446
Paid net membership additions (losses)	(433)	2,935	15	5,242
Paid memberships at end of period (1)	73,951	72,904	73,951	72,904

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Revenues	$2,400,480	$1,892,537	$4,744,154	$3,616,011
Paid net membership additions	188	2,749	1,998	9,705
Paid memberships at end of period (1)	68,696	61,483	68,696	61,483

Latin America (LATAM)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Revenues	$860,882	$785,368	$1,697,529	$1,578,821
Paid net membership additions	764	1,750	1,121	4,651
Paid memberships at end of period (1)	38,658	36,068	38,658	36,068

Asia-Pacific (APAC)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Revenues	$799,480	$569,140	$1,561,894	$1,052,800
Paid net membership additions	1,022	2,657	2,383	6,259
Paid memberships at end of period (1)	27,875	22,492	27,875	22,492

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
Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $3.0 billion and $6.0 billion, respectively, for the three and six months ended June 30, 2021, and $2.7 billion and $5.2 billion, respectively, for the three and six months ended June 30, 2020. DVD revenues were $46 million and $96 million, respectively, for the three and six months ended June 30, 2021 and $62 million and $126 million, respectively, for the three and six months ended June 30, 2020.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of June 30, 2021, total deferred revenue was $1,187 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $69 million increase in deferred revenue as compared to the balance of $1,118 million for the year ended December 31, 2020 is a result of the increase in membership fees billed due to increased members and average monthly revenue per paying member.

3. Earnings Per Share

Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the period. Potential shares of common stock consist of incremental shares issuable upon the assumed exercise of stock options. The computation of earnings per share is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands, except per share data)
Basic earnings per share:
Net income	$1,353,013	$720,196	$3,059,728	$1,429,263
Shares used in computation:
Weighted-average shares of common stock outstanding	443,159	440,569	443,192	439,961
Basic earnings per share	$3.05	$1.63	$6.90	$3.25

Diluted earnings per share:
Net income	$1,353,013	$720,196	$3,059,728	$1,429,263
Shares used in computation:
Weighted-average shares of common stock outstanding	443,159	440,569	443,192	439,961
Employee stock options	11,970	13,376	12,193	13,259
Weighted-average number of shares	455,129	453,945	455,385	453,220
Diluted earnings per share	$2.97	$1.59	$6.72	$3.15

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Employee stock options	788	39	523	777

4. Cash, Cash Equivalents and Restricted Cash

The following tables summarize the Company's cash, cash equivalents, and restricted cash as of June 30, 2021 and December 31, 2020:

	As of June 30, 2021
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,062,961	$2,689	$24,253	$4,089,903
Level 1 securities:
Money market funds	3,414,146	—	146	3,414,292
Level 2 securities:
Foreign Time Deposits	300,423	—	—	300,423

	$7,777,530	$2,689	$24,399	$7,804,618

	As of December 31, 2020
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$3,331,860	$1,783	$31,284	$3,364,927
Level 1 securities:
Money market funds	4,573,690	—	253	4,573,943
Level 2 securities:
Foreign Time Deposits	300,000	—	—	300,000

	$8,205,550	$1,783	$31,537	$8,238,870
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
There were no material gross realized gains or losses in the three and six months ended June 30, 2021 and 2020, respectively.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Licensed content, net	$13,111,259	$13,747,607

Produced content, net
Released, less amortization	5,847,391	5,809,681
In production	7,348,810	4,827,455
In development and pre-production	984,180	999,207
	14,180,381	11,636,343

Content assets, net	$27,291,640	$25,383,950

As of June 30, 2021, approximately $5,692 million, $3,209 million, and $1,904 million of the $13,111 million unamortized cost of the licensed content is expected to be amortized in each of the next three years.  As of June 30, 2021, approximately $2,233 million, $1,684 million, and $1,026 million of the $5,847 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of June 30, 2021, the amount of accrued participations and residuals was not material.
The following tables represent the amortization of content assets:

	Three Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Licensed content	$1,884,638	$1,883,070
Produced content	922,165	724,089
Total	$2,806,803	$2,607,159

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Licensed content	$3,713,884	$3,743,240
Produced content	1,812,115	1,347,304
Total	$5,525,999	$5,090,544

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	June 30, 2021	December 31, 2020	Estimated Useful Lives
	(in thousands)
Land	$56,066	$50,700
Buildings	48,007	42,717	30 years
Leasehold improvements	599,574	524,537	Over life of lease
Furniture and fixtures	115,829	110,185	3 years
Information technology	323,771	283,014	3 years
Corporate aircraft	110,864	110,629	8 years
Machinery and equipment	32,732	34,633	3-5 years
Capital work-in-progress	373,559	298,558
Property and equipment, gross	1,660,402	1,454,973
Less: Accumulated depreciation	(552,965)	(494,790)
Property and equipment, net	$1,107,437	$960,183

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Cash paid for operating lease liabilities	$79,472	$59,473
Right-of-use assets obtained in exchange for new operating lease obligations	183,351	364,606

	Six Months Ended
	June 30, 2021	June 30, 2020
	(in thousands)
Cash paid for operating lease liabilities	$161,911	$116,963
Right-of-use assets obtained in exchange for new operating lease obligations	232,796	416,430

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Operating lease right-of-use assets, net	$2,102,676	$2,037,726

Current operating lease liabilities	275,040	256,222
Non-current operating lease liabilities	2,042,067	1,945,631
Total operating lease liabilities	$2,317,107	$2,201,853

Other Current Assets
Other current assets consisted of the following:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Trade receivables	$775,222	$610,819
Prepaid expenses	294,837	203,042
Other	756,687	742,169
Total other current assets	$1,826,746	$1,556,030

6. Debt
As of June 30, 2021, the Company had aggregate outstanding notes of $15,626 million, net of $99 million of issuance costs, with varying maturities (the "Notes"). Of the outstanding balance, $699 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2020, the Company had aggregate outstanding notes of $16,309 million, net of $107 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement loss totaling $63 million for the three months ended June 30, 2021 and remeasurement gain totaling $190 million for the six months ended June 30, 2021).
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of June 30, 2021 and December 31, 2020:

	Principal Amount at Par				Level 2 Fair Value as of
	June 30, 2021	December 31, 2020	Issuance Date	Maturity	June 30, 2021	December 31, 2020
	(in millions)				(in millions)
5.375% Senior Notes	$—	$500	February 2013	February 2021	$—	$502
5.500% Senior Notes	700	700	February 2015	February 2022	721	735
5.750% Senior Notes	400	400	February 2014	March 2024	449	449
5.875% Senior Notes	800	800	February 2015	February 2025	926	921
3.000% Senior Notes (1)	557	574	April 2020	June 2025	607	616
3.625% Senior Notes	500	500	April 2020	June 2025	539	535
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,138	1,110
3.625% Senior Notes (1)	1,540	1,588	May 2017	May 2027	1,774	1,776
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,861	1,807
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	2,336	2,280
4.625% Senior Notes (1)	1,303	1,344	October 2018	May 2029	1,631	1,630
6.375% Senior Notes	800	800	October 2018	May 2029	1,022	995
3.875% Senior Notes (1)	1,422	1,466	April 2019	November 2029	1,715	1,700
5.375% Senior Notes	900	900	April 2019	November 2029	1,095	1,061
3.625% Senior Notes (1)	1,303	1,344	October 2019	June 2030	1,553	1,533
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,190	1,155
	$15,725	$16,416			$18,557	$18,805
(1) The following Senior Notes have a principal amount denominated in euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
In February 2021, the Company repaid upon maturity the $500 million aggregate principal amount of its 5.375% Senior Notes due February 2021.

The expected timing of principal and interest payments for the Company’s outstanding Notes are as follows:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Less than one year	$1,436,861	$1,264,020
Due after one year and through three years	1,809,556	2,136,997
Due after three years and through five years	3,130,845	3,614,906
Due after five years	14,345,884	14,841,164
Total debt obligations	$20,723,146	$21,857,087

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all related covenants.
Revolving Credit Facility
On June 17, 2021, the Company amended its unsecured revolving credit facility ("Revolving Credit Agreement") to, among other things, extend the maturity date from March 29, 2024 to June 17, 2026 and to increase the size of the facility from $750 million to $1 billion. Revolving loans may be borrowed, repaid and reborrowed until June 17, 2026, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of June 30, 2021, no amounts have been borrowed under the Revolving Credit Agreement.
The borrowings under the Revolving Credit Agreement bear interest, at the Company’s option, of either (i) a floating rate equal to a base rate (the “Alternate Base Rate”) or (ii) a rate equal to an adjusted London interbank offered rate (the “Adjusted LIBO Rate”), plus a margin of 0.75%. The Alternate Base Rate is defined as the greatest of (A) the rate of interest published by the Wall Street Journal, from time to time, as the prime rate, (B) the federal funds rate, plus 0.500% and (C) the Adjusted LIBO Rate for a one-month interest period, plus 1.00%. The Adjusted LIBO Rate is defined as the London interbank offered rate for deposits in U.S. dollars, for the relevant interest period, adjusted for statutory reserve requirements, but in no event shall the Adjusted LIBO Rate be less than 0.00% per annum. Regulatory authorities that oversee financial markets have announced that after the end of 2021, they would no longer compel banks currently reporting information used to set the Adjusted LIBO Rate to continue to make rate submissions, and that publication of the Adjusted LIBO Rate based upon U.S. Dollars is expected to cease on June 30, 2023. The Revolving Credit Agreement contains customary provisions for the replacement of the Adjusted LIBO Rate with an alternate benchmark rate, including a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York, as the Adjusted LIBO Rate is phased out in the lending market. The Company does not anticipate that the replacement of the Adjusted LIBO Rate with such alternative benchmark rate, as provided in the Revolving Credit Agreement, will materially impact its liquidity or financial position.
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all related covenants.

7. Commitments and Contingencies

Content
As of June 30, 2021, the Company had $21.9 billion of obligations comprised of $4.2 billion included in "Current content liabilities" and $2.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $15.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2020, the Company had $19.2 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $2.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $12.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.

The expected timing of payments for these content obligations is as follows:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
Less than one year	$9,885,589	$8,980,868
Due after one year and through three years	8,548,463	7,819,563
Due after three years and through five years	2,688,616	1,973,091
Due after five years	740,476	445,308
Total content obligations	$21,863,144	$19,218,830
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

A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2020	21,702,085	18,676,810	$170.23
Granted	(821,692)	821,692	526.12
Exercised	—	(702,192)	92.19
Expired	—	(5,236)	30.82
Balances as of June 30, 2021	20,880,393	18,791,074	$188.75
Vested and exercisable as of June 30, 2021		18,791,074	$188.75

The aggregate intrinsic value of the Company's outstanding stock options as of June 30, 2021 was $6,388 million and represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the second quarter of 2021. This amount changes based on the fair market value of the Company’s common stock. The weighted-average remaining contractual term of the Company's outstanding stock options as of June 30, 2021 included in the table above was 5.34 years.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands)
Total intrinsic value of options exercised	$90,290	$442,156	$318,310	$745,382
Cash received from options exercised	19,749	89,060	67,820	132,754
Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Dividend yield	—%	—%	—%	—%
Expected volatility	36%	44%	36% - 41%	37% - 44%
Risk-free interest rate	1.62%	0.74%	1.08% - 1.62%	0.74% - 1.71%
Suboptimal exercise factor	3.82	3.51	3.81 - 3.82	3.34 - 3.51
Weighted-average fair value (per share)	$241	$203	$254	$184
Total stock-based compensation expense (in thousands)	$101,583	$104,210	$208,813	$201,229
Total income tax impact on provision (in thousands)	$22,832	$22,834	$46,911	$44,143

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

Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three and six months ended June 30, 2021, the Company repurchased 1,001,565 shares for an aggregate amount of $500 million. As of June 30, 2021, $4.5 billion remain available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of June 30, 2021, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.

9. Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
	(in thousands, except percentages)
Provision for income taxes	$240,776	$315,406	$568,563	$402,209
Effective tax rate	15%	30%	16%	22%
The effective tax rates for the three and six months ended June 30, 2021 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act and recognition of excess tax benefits of stock-based compensation. The effective tax rates for the three and six months ended June 30, 2020 differed from the Federal statutory rate primarily due to the establishment of a valuation allowance on the California Research and Development (“R&D”) credit that was partially offset by recognition of excess tax benefits of stock-based compensation.
The decrease in effective tax rates for the three and six months ended June 30, 2021, as compared to the same period in 2020 was primarily due to the establishment of a valuation allowance on the California R&D credit in the quarter ended June 30, 2020, partially offset by markedly reduced excess tax benefits related to stock-based compensation as of June 30, 2021. For the three and six months ended June 30, 2021, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $19 million and $66 million, respectively, compared to the three and six months ended June 30, 2020 of $92 million and $157 million, respectively.
Gross unrecognized tax benefits were $177 million and $140 million as of June 30, 2021 and December 31, 2020, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $109 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of June 30, 2021, gross unrecognized tax benefits of $38 million were classified as “Other non-current liabilities” and $139 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for income taxes” were not material in any of the periods presented.
Deferred tax assets of $378 million and $589 million were classified as “Other non-current assets” on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The Company has a valuation allowance of $326 million and $250 million as of June 30, 2021 and December 31, 2020, respectively. The valuation allowance is related to the California R&D credits and certain foreign tax attributes that the Company does not expect to realize.
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
Total U.S. revenues were $3.0 billion and $6.0 billion, respectively, for the three and six months ended June 30, 2021, and $2.7 billion and $5.2 billion, respectively, for the three and six months ended June 30, 2020. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, were located as follows:

	As of
	June 30, 2021	December 31, 2020
	(in thousands)
United States	$2,442,083	$2,224,891
International	768,030	773,018

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

Overview
We are one of the world’s leading entertainment services with over 209 million paid streaming memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials. Additionally, we continue to offer our DVD-by-mail service in the United States (“U.S.”).
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	June 30, 2021	June 30, 2020	Q2'21 vs. Q2'20
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$7,295,485	$6,086,715	$1,208,770	20%
DVD revenues	46,292	61,571	(15,279)	(25)%
Total revenues	$7,341,777	$6,148,286	$1,193,491	19%

Operating income	$1,847,630	$1,357,928	$489,702	36%
Operating margin	25.2%	22.1%	3.1%	14%

Global Streaming Memberships:
Paid net membership additions	1,541	10,091	(8,550)	(85)%
Paid memberships at end of period	209,180	192,947	16,233	8%
Average paying memberships	208,410	187,902	20,508	11%
Average monthly revenue per paying membership	$11.67	$10.80	$0.87	8%

Consolidated revenues for the three months ended June 30, 2021 increased 19% as compared to the three months ended June 30, 2020. The increase in our consolidated revenues was due to the 11% growth in average paying memberships and an 8% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes and favorable fluctuations in foreign exchange rates. Paid net membership additions for the three months ended June 30, 2021 decreased 85% as compared to the three months ended June 30, 2020. We believe the decrease in paid net membership additions can primarily be attributed to the COVID-19 pandemic which contributed to significant paid net membership additions in the second quarter of 2020, and resulted in less growth in the second quarter of 2021 as compared to the prior year.
The increase in operating margin is primarily due to content amortization growing at a slower rate as compared to the 19% increase in revenues as a result of delays in content releases due to the COVID-19 pandemic.
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 for additional details. We have implemented a phased-in return to our offices where COVID-related restrictions have eased though most of our workforce has had and continues in most instances to spend a significant amount of time working from home. While most of our productions have resumed, certain of our productions continue to experience disruption, as do the productions of our third-party content suppliers. Our other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content. As a result, the pandemic has and continues to affect our ability to produce content, which in turn led to delays in certain content releases. The pandemic varies by geography, and government measures to contain COVID-19 or slow its spread, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing, continue to remain in effect or may be rescinded, modified, or reinstated. We anticipate that these actions and the global health crisis caused by COVID-19, including any resurgences, will continue to negatively impact business activity across the globe. We will continue to actively monitor the situation and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

Streaming Revenues
We derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of June 30, 2021, pricing on our plans ranged from the U.S. dollar equivalent of $3 to $24 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
The following tables summarize streaming revenue and other streaming membership information by region for the three and six months ended June 30, 2021 and June 30, 2020.

United States and Canada (UCAN)
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

	As of/ Three Months Ended		Change
	June 30, 2021	June 30, 2020	Q2'21 vs. Q2'20
	(in thousands, except revenue per membership and percentages)
Revenues	$3,234,643	$2,839,670	$394,973	14%
Paid net membership additions (losses)	(433)	2,935	(3,368)	(115)%
Paid memberships at end of period	73,951	72,904	1,047	1%
Average paying memberships	74,168	71,437	2,731	4%
Average monthly revenue per paying membership	$14.54	$13.25	$1.29	10%
Constant currency change (1)				9%
Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

	As of/ Six Months Ended		Change
	June 30, 2021	June 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except revenue per membership and percentages)
Revenues	$6,405,615	$5,542,446	$863,169	16%
Paid net membership additions	15	5,242	(5,227)	(100)%
Paid memberships at end of period	73,951	72,904	1,047	1%
Average paying memberships	74,164	70,127	4,037	6%
Average monthly revenue per paying membership	$14.40	$13.17	$1.23	9%
Constant currency change (1)				9%

Europe, Middle East, and Africa (EMEA)
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

	As of/ Three Months Ended		Change
	June 30, 2021	June 30, 2020	Q2'21 vs. Q2'20
	(in thousands, except revenue per membership and percentages)
Revenues	$2,400,480	$1,892,537	$507,943	27%
Paid net membership additions	188	2,749	(2,561)	(93)%
Paid memberships at end of period	68,696	61,483	7,213	12%
Average paying memberships	68,602	60,109	8,493	14%
Average monthly revenue per paying membership	$11.66	$10.50	$1.16	11%
Constant currency change (1)				2%

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

	As of/ Six Months Ended		Change
	June 30, 2021	June 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except revenue per membership and percentages)
Revenues	$4,744,154	$3,616,011	$1,128,143	31%
Paid net membership additions	1,998	9,705	(7,707)	(79)%
Paid memberships at end of period	68,696	61,483	7,213	12%
Average paying memberships	68,103	57,683	10,420	18%
Average monthly revenue per paying membership	$11.61	$10.45	$1.16	11%
Constant currency change (1)				3%

Latin America (LATAM)
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

	As of/ Three Months Ended		Change
	June 30, 2021	June 30, 2020	Q2'21 vs. Q2'20
	(in thousands, except revenue per membership and percentages)
Revenues	$860,882	$785,368	$75,514	10%
Paid net membership additions	764	1,750	(986)	(56)%
Paid memberships at end of period	38,658	36,068	2,590	7%
Average paying memberships	38,276	35,193	3,083	9%
Average monthly revenue per paying membership	$7.50	$7.44	$0.06	1%
Constant currency change (1)				2%
Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

	As of/ Six Months Ended		Change
	June 30, 2021	June 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except revenue per membership and percentages)
Revenues	$1,697,529	$1,578,821	$118,708	8%
Paid net membership additions	1,121	4,651	(3,530)	(76)%
Paid memberships at end of period	38,658	36,068	2,590	7%
Average paying memberships	37,996	34,031	3,965	12%
Average monthly revenue per paying membership	$7.45	$7.73	$(0.28)	(4)%
Constant currency change (1)				4%

Asia-Pacific (APAC)
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

	As of/ Three Months Ended		Change
	June 30, 2021	June 30, 2020	Q2'21 vs. Q2'20
	(in thousands, except revenue per membership and percentages)
Revenues	$799,480	$569,140	$230,340	40%
Paid net membership additions	1,022	2,657	(1,635)	(62)%
Paid memberships at end of period	27,875	22,492	5,383	24%
Average paying memberships	27,364	21,164	6,200	29%
Average monthly revenue per paying membership	$9.74	$8.96	$0.78	9%
Constant currency change (1)				1%
Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

	As of/ Six Months Ended		Change
	June 30, 2021	June 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except revenue per membership and percentages)
Revenues	$1,561,894	$1,052,800	$509,094	48%
Paid net membership additions	2,383	6,259	(3,876)	(62)%
Paid memberships at end of period	27,875	22,492	5,383	24%
Average paying memberships	26,769	19,599	7,170	37%
Average monthly revenue per paying membership	$9.72	$8.95	$0.77	9%
Constant currency change (1)				2%

(1) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the three and six months ended June 30, 2021, our revenues would have been approximately $277 million and $357 million lower had foreign currency exchange rates remained constant with those for the three and six months ended June 30, 2020.

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

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

	Three Months Ended		Change
	June 30, 2021	June 30, 2020	Q2'21 vs. Q2'20
	(in thousands, except percentages)
Cost of revenues	$4,018,008	$3,643,707	$374,301	10%
As a percentage of revenues	55%	59%

The increase in cost of revenues was primarily due to a $200 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. Other costs of revenues increased $174 million primarily due to expenses related to the COVID-19 pandemic and continued growth in our content production activities, coupled with an increase in payment processing fees driven by our growing member base. The decrease in cost of revenues as a percentage of revenues from 59% to 55% is primarily due to delays in content releases due to the COVID-19 pandemic, resulting in content amortization growing at a slower rate as compared to the growth in revenue.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

	Six Months Ended		Change
	June 30, 2021	June 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
Cost of revenues	$7,886,519	$7,243,408	$643,111	9%
As a percentage of revenues	54%	61%

The increase in cost of revenues was primarily due to a $435 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. Other costs of revenues increased $208 million, primarily due to the continued growth in our content production activities, coupled with an increase in expenses associated with streaming delivery costs and payment processing fees driven by our growing member base. The decrease in cost of revenues as a percentage of revenues from 61% to 54% is primarily due to delays in content releases due to the COVID-19 pandemic, resulting in content amortization growing at a slower rate as compared to the growth in revenue.
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

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

	Three Months Ended		Change
	June 30, 2021	June 30, 2020	Q2'21 vs. Q2'20
	(in thousands, except percentages)
Marketing	$603,973	$434,370	$169,603	39%
As a percentage of revenues	8%	7%

The increase in marketing expenses was primarily due to a $163 million increase in advertising expenses.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

	Six Months Ended		Change
	June 30, 2021	June 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
Marketing	$1,116,485	$938,200	$178,285	19%
As a percentage of revenues	8%	8%

The increase in marketing expenses was primarily due to a $159 million increase in advertising expenses.

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

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

	Three Months Ended		Change
	June 30, 2021	June 30, 2020	Q2'21 vs. Q2'20
	(in thousands, except percentages)
Technology and development	$537,321	$435,045	$102,276	24%
As a percentage of revenues	7%	7%

The increase in technology and development expenses was primarily due to a $89 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

	Six Months Ended		Change
	June 30, 2021	June 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
Technology and development	$1,062,528	$888,862	$173,666	20%
As a percentage of revenues	7%	7%

The increase in technology and development expenses was primarily due to a $150 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

	Three Months Ended		Change
	June 30, 2021	June 30, 2020	Q2'21 vs. Q2'20
	(in thousands, except percentages)
General and administrative	$334,845	$277,236	$57,609	21%
As a percentage of revenues	5%	5%

The increase in general and administrative expenses was primarily due to a $26 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service. In addition, third-party expenses, including costs for contractors and consultants, increased $17 million.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

	Six Months Ended		Change
	June 30, 2021	June 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
General and administrative	$632,041	$529,323	$102,718	19%
As a percentage of revenues	4%	4%

The increase in general and administrative expenses was primarily due to a $45 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service. In addition, third-party expenses, including costs for contractors and consultants, increased $41 million.
Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

	Three Months Ended		Change
	June 30, 2021	June 30, 2020	Q2'21 vs. Q2'20
	(in thousands, except percentages)
Interest expense	$191,322	$189,151	$2,171	1%
As a percentage of revenues	3%	3%

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

	Six Months Ended		Change
	June 30, 2021	June 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
Interest expense	$385,762	$373,234	$12,528	3%
As a percentage of revenues	3%	3%
Interest expense primarily consists of interest on our Notes of $187 million and $377 million for the three and six months ended June 30, 2021. The increase in interest expense for the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 was due to the higher average aggregate principal of interest bearing notes outstanding.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash and cash equivalents.

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

	Three Months Ended		Change
	June 30, 2021	June 30, 2020	Q2'21 vs. Q2'20
	(in thousands, except percentages)
Interest and other income (expense)	$(62,519)	$(133,175)	$70,656	53%
As a percentage of revenues	(1)%	(2)%

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

	Six Months Ended		Change
	June 30, 2021	June 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
Interest and other income (expense)	$206,567	$(111,478)	$318,045	285%
As a percentage of revenues	1%	(1)%

Interest and other income (expense) increased in the three and six months ended June 30, 2021 primarily due to foreign exchange losses of $60 million and foreign exchange gains of $198 million, respectively, compared to losses of $148 million and $139 million, respectively, for the corresponding periods in 2020. In the three months ended June 30, 2021, the foreign exchange losses were primarily driven by the non-cash loss of $63 million from the remeasurement of our €5,170 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the six months ended June 30, 2021, the foreign exchange gains were primarily driven by the non-cash gain of $190 million from the remeasurement of our €5,170 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three and six months ended June 30, 2020, the foreign exchange losses were driven by the non-cash losses of $119 million and $26 million, respectively, from the remeasurement of our €5,170 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies.

Provision for Income Taxes
Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

	Three Months Ended		Change
	June 30, 2021	June 30, 2020	Q2'21 vs. Q2'20
	(in thousands, except percentages)
Provision for income taxes	$240,776	$315,406	$(74,630)	(24)%
Effective tax rate	15%	30%

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

	Six Months Ended		Change
	June 30, 2021	June 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
Provision for income taxes	$568,563	$402,209	$166,354	41%
Effective tax rate	16%	22%

The effective tax rates for the three and six months ended June 30, 2021 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act and recognition of excess tax benefits of stock-based compensation.
The decrease in our effective tax rates for the three and six months ended June 30, 2021, as compared to the same period in 2020 was primarily due to the establishment of a valuation allowance on the California Research and Development credit in the quarter ended June 30, 2020 partially offset by markedly reduced excess tax benefits related to stock-based compensation as of June 30, 2021.

Liquidity and Capital Resources

	As of		Change
	June 30, 2021	December 31, 2020	June 30, 2021 vs. December 31, 2020
	(in thousands, except percentages)
Cash, cash equivalents and restricted cash	$7,804,618	$8,238,870	$(434,252)	(5)%
Short-term and long-term debt	15,626,017	16,308,973	(682,956)	(4)%

Cash, cash equivalents and restricted cash decreased $434 million in the six months ended June 30, 2021 primarily due to the repurchase of stock and repayment of debt, partly offset by cash provided by operations.
Debt, net of debt issuance costs, decreased $683 million primarily due to the repayment upon maturity of the $500 million aggregate principal amount of our 5.375% Senior Notes in February 2021, coupled with the remeasurement of our euro-denominated notes. The amount of principal and interest on our outstanding notes due in the next twelve months is $1,437 million. As of June 30, 2021, no amounts had been borrowed under the $1 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. As of June 30, 2021, the Company has repurchased 1,001,565 shares of common stock for an aggregate amount of $500 million. As of June 30, 2021, $4.5 billion remains available for repurchases.
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

Three months ended June 30, 2021 as compared to the three months ended June 30, 2020

	Three Months Ended		Change
	June 30, 2021	June 30, 2020	Q2'21 vs. Q2'20
	(in thousands, except percentages)
Net cash provided by (used in) operating activities	$(63,761)	$1,041,076	$(1,104,837)	(106)%
Net cash used in investing activities	(111,278)	(142,001)	(30,723)	(22)%
Net cash provided by (used in) financing activities	(480,273)	1,090,965	(1,571,238)	(144)%

Non-GAAP reconciliation of free cash flow:
Net cash provided by (used in) operating activities	(63,761)	1,041,076	(1,104,837)	(106)%
Purchases of property and equipment	(110,278)	(141,741)	(31,463)	(22)%
Change in other assets	(1,000)	(260)	(740)	(285)%
Free cash flow	$(175,039)	$899,075	$(1,074,114)	(119)%

Net cash provided by (used in) operating activities decreased $1,105 million to $64 million net cash used in operations for the three months ended June 30, 2021. The decrease in cash provided by (used in) operating activities was primarily driven by the increase in investments in content that require more upfront cash payments, partially offset by a $1,193 million or 19% increase in revenues. The payments for content assets increased $1,790 million, from $2,619 million to $4,409 million, or 68%, as compared to the increase in the amortization of content assets of $200 million, from $2,607 million to $2,807 million, or 8%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities decreased $31 million for the three months ended June 30, 2021, primarily due to a decrease in purchases of property and equipment.
Net cash provided by (used in) financing activities decreased $1,571 million for the three months ended June 30, 2021, due to no debt issuances in the three months ended June 30, 2021 as compared to proceeds from the issuance of debt of $1,002 million, net of $8 million issuance costs in the three months ended June 30, 2020, coupled with the repurchases of common stock for an aggregate amount of $500 million in the three months ended June 30, 2021.
Free cash flow was $1,528 million lower than net income for the three months ended June 30, 2021 primarily due to $1,602 million of cash payments for content assets over amortization expense and $91 million in other non-favorable working capital differences, partially offset by $102 million of non-cash stock-based compensation expense and $63 million of non-cash remeasurement loss on our euro-denominated debt.
Free cash flow was $179 million higher than net income for the three months ended June 30, 2020, primarily due to a $220 million non-cash valuation allowance for deferred taxes due to legislation which imposed an annual cap on research and development credits, $119 million of non-cash remeasurement loss on our euro-denominated debt and $104 million non-cash stock-based compensation expense, partially offset by $252 million in other non-favorable working capital differences and $12 million of cash payments for content assets over amortization expense.

Six months ended June 30, 2021 as compared to the six months ended June 30, 2020

	Six Months Ended		Change
	June 30, 2021	June 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
Net cash provided by operating activities	$713,505	$1,300,988	$(587,483)	(45)%
Net cash used in investing activities	(196,894)	(240,304)	(43,410)	(18)%
Net cash provided by (used in) financing activities	(932,202)	1,134,659	(2,066,861)	(182)%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	713,505	1,300,988	(587,483)	(45)%
Purchases of property and equipment	(191,279)	(239,756)	(48,477)	(20)%
Change in other assets	(5,615)	(548)	(5,067)	(925)%
Free cash flow	$516,611	$1,060,684	$(544,073)	(51)%

Net cash provided by operating activities decreased $587 million to $714 million for the six months ended June 30, 2021. The decrease in cash provided by operating activities was primarily driven by an increase in investments in content that require more upfront cash payments, partially offset by a $2,589 million or 22% increase in revenues. The payments for content assets increased $2,305 million, from $5,655 million to $7,960 million, or 41% as compared to the increase in the amortization of content assets of $435 million, from $5,091 million to $5,526 million, or 9%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities decreased $43 million for the six months ended June 30, 2021, primarily due to the decrease in purchases of property and equipment.
Net cash provided by (used in) financing activities decreased $2,067 million in the six months ended June 30, 2021, due to no debt issuances in the six months ended June 30, 2021 as compared to proceeds from the issuance of debt of $1,002 million, net of $8 million issuance costs in the six months ended June 30, 2020, coupled with the repayment upon maturity of the $500 million aggregate principal amount of our 5.375% Senior Notes in February 2021 and repurchases of common stock for an aggregate amount of $500 million in the six months ended June 30, 2021.
Free cash flow was $2,543 million lower than net income for the six months ended June 30, 2021 primarily due to $2,434 million of cash payments for content assets over amortization expense, $190 million of non-cash remeasurement gain on our euro-denominated debt, and $128 million in other non-favorable working capital differences, partially offset by $209 million of non-cash stock-based compensation expenses.
Free cash flow was $369 million lower than net income for the six months ended June 30, 2020, primarily due to $564 million of cash payments for content assets over amortization expense and $252 million in other non-favorable working capital differences, partially offset by a $220 million non-cash valuation allowance for deferred taxes due to legislation which imposed an annual cap on research and development credits, $201 million of non-cash stock-based compensation expenses and $26 million of non-cash remeasurement loss on our euro-denominated debt.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of June 30, 2021. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of June 30, 2021:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Content obligations (1)	$21,863,144	$9,885,589	$8,548,463	$2,688,616	$740,476
Debt (2)	20,723,146	1,436,861	1,809,556	3,130,845	14,345,884
Operating lease obligations (3)	2,794,110	369,505	658,545	581,754	1,184,306
Other purchase obligations (4)	1,375,134	1,026,448	347,768	918	—
Total	$46,755,534	$12,718,403	$11,364,332	$6,402,133	$16,270,666

(1)As of June 30, 2021, content obligations were comprised of $4.2 billion included in “Current content liabilities” and $2.3 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $15.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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

As of June 30, 2021, we had gross unrecognized tax benefits of $177 million. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of June 30, 2021, the valuation allowance of $326 million was related to the California R&D credits and certain foreign tax attributes that we do not expect to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At June 30, 2021, our estimated gross unrecognized tax benefits were $177 million of which $109 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 Income Taxes to the consolidated financial statements for further information regarding income taxes.

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
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for 57% of the consolidated amount for the six months ended June 30, 2021. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Canadian dollar, the Mexican Peso, the Australian dollar, and the Japanese yen.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. In the six months ended June 30, 2021, our revenues would have been approximately $357 million lower had foreign currency exchange rates remained consistent with those in the same period of 2020.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the six months ended June 30, 2021, we recognized a $198 million foreign exchange gain primarily due to the non-cash remeasurement of our Senior Notes denominated in euros, coupled with the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the six months ended June 30, 2021 was a decrease of $19 million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stock repurchases during the three months ended June 30, 2021 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
April 1 - 30, 2021	98,810	$506.02	98,810	$4,950,000
May 1 - 31, 2021	441,199	$497.40	441,199	$4,730,546
June 1 - 30, 2021	461,556	$499.50	461,556	$4,500,000
Total	1,001,565		1,001,565

(1) In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. For further information regarding stock repurchase activity, see Note 8 Stockholders’ Equity to the consolidated financial statements in this Quarterly Report.

(2) Average price paid per share includes costs associated with the repurchases.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015

3.2	Amended and Restated Bylaws	8-K	001-35727	3.1	December 18, 2020

10.1	Second Amendment Agreement, dated as of June 17, 2021, among Netflix, Inc., the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	001-35727	10.1	June 17, 2021

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	July 22, 2021	By:	/s/ Reed Hastings
Reed Hastings Co-Chief Executive Officer (Principal executive officer)

Dated:	July 22, 2021	By:	/s/ Spencer Neumann
Spencer Neumann Chief Financial Officer (Principal financial and accounting officer)