Form 10-Q
period 2021-09-30
NETFLIX INC
filed 2021-10-21
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2021, there were 442,952,194 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Revenues	$7,483,467	$6,435,637	$21,988,526	$18,351,614
Cost of revenues	4,206,589	3,867,751	12,093,108	11,111,159
Marketing	635,948	527,597	1,752,433	1,465,797
Technology and development	563,887	453,802	1,626,415	1,342,664
General and administrative	321,790	271,624	953,831	800,947
Operating income	1,755,253	1,314,863	5,562,739	3,631,047
Other income (expense):
Interest expense	(190,429)	(197,079)	(576,191)	(570,313)
Interest and other income (expense)	96,135	(256,324)	302,702	(367,802)
Income before income taxes	1,660,959	861,460	5,289,250	2,692,932
Provision for income taxes	(211,888)	(71,484)	(780,451)	(473,693)
Net income	$1,449,071	$789,976	$4,508,799	$2,219,239

Earnings per share:
Basic	$3.27	$1.79	$10.18	$5.04
Diluted	$3.19	$1.74	$9.90	$4.89
Weighted-average shares of common stock outstanding:
Basic	442,778	441,526	443,052	440,486
Diluted	454,925	455,088	455,230	453,846

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$1,449,071	$789,976	$4,508,799	$2,219,239
Other comprehensive income (loss):
Foreign currency translation adjustments	(29,610)	32,925	(64,233)	22,374
Comprehensive income	$1,419,461	$822,901	$4,444,566	$2,241,613

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Cash flows from operating activities:
Net income	$1,449,071	$789,976	$4,508,799	$2,219,239
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(4,666,237)	(2,653,886)	(12,047,563)	(8,458,943)
Change in content liabilities	(29,246)	(379,458)	(607,494)	(228,945)
Amortization of content assets	2,963,051	2,733,743	8,489,050	7,824,287
Depreciation and amortization of property, equipment and intangibles	70,253	28,589	144,428	83,767
Stock-based compensation expense	95,078	106,357	303,891	307,586
Foreign currency remeasurement loss (gain) on debt	(136,488)	249,194	(326,744)	275,295
Other non-cash items	102,211	83,851	282,971	219,600
Deferred income taxes	50,967	(40,277)	261,827	229,650
Changes in operating assets and liabilities:
Other current assets	(95,145)	(22,974)	(369,073)	(147,261)
Accounts payable	24,836	111,677	(40,164)	(149,503)
Accrued expenses and other liabilities	269,774	266,027	276,241	374,768
Deferred revenue	(4,732)	10,941	64,640	115,457
Other non-current assets and liabilities	(11,014)	(19,999)	(144,925)	(100,248)
Net cash provided by operating activities	82,379	1,263,761	795,884	2,564,749
Cash flows from investing activities:
Purchases of property and equipment	(167,327)	(109,811)	(358,606)	(349,567)
Change in other assets	(21,304)	(8,840)	(26,919)	(9,388)
Net cash used in investing activities	(188,631)	(118,651)	(385,525)	(358,955)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	—	1,009,464
Debt issuance costs	—	—	—	(7,559)
Repayments of debt	—	—	(500,000)	—
Proceeds from issuance of common stock	18,445	68,665	86,265	201,419
Repurchases of common stock	(100,000)	—	(600,022)	—
Net cash provided by (used in) financing activities	(81,555)	68,665	(1,013,757)	1,203,324
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(63,843)	28,459	(82,504)	(30,624)
Net increase (decrease) in cash, cash equivalents and restricted cash	(251,650)	1,242,234	(685,902)	3,378,494
Cash, cash equivalents and restricted cash at beginning of period	7,804,618	7,180,046	8,238,870	5,043,786
Cash, cash equivalents and restricted cash at end of period	$7,552,968	$8,422,280	$7,552,968	$8,422,280
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,526,681	$8,205,550
Other current assets	1,889,106	1,556,030
Total current assets	9,415,787	9,761,580
Content assets, net	28,974,045	25,383,950
Property and equipment, net	1,220,114	960,183
Other non-current assets	3,129,911	3,174,646
Total assets	$42,739,857	$39,280,359
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,110,962	$4,429,536
Accounts payable	643,059	656,183
Accrued expenses and other liabilities	1,413,120	1,102,196
Deferred revenue	1,182,632	1,117,992
Short-term debt	699,473	499,878
Total current liabilities	8,049,246	7,805,785
Non-current content liabilities	2,301,026	2,618,084
Long-term debt	14,793,691	15,809,095
Other non-current liabilities	2,281,277	1,982,155
Total liabilities	27,425,240	28,215,119
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at September 30, 2021 and December 31, 2020; 442,952,194 and 442,895,261 issued and outstanding at September 30, 2021 and December 31, 2020, respectively	3,852,531	3,447,698
Treasury stock at cost (1,182,410 shares at September 30, 2021)	(600,022)	—
Accumulated other comprehensive income (loss)	(19,835)	44,398
Retained earnings	12,081,943	7,573,144
Total stockholders’ equity	15,314,617	11,065,240
Total liabilities and stockholders’ equity	$42,739,857	$39,280,359

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Total stockholders' equity, beginning balances	$13,863,871	$9,334,753	$11,065,240	$7,582,157

Common stock and additional paid-in capital:
Beginning balances	$3,721,246	$3,127,813	$3,447,698	$2,793,929
Issuance of common stock upon exercise of options	36,207	69,312	100,942	201,967
Stock-based compensation expense	95,078	106,357	303,891	307,586
Ending balances	$3,852,531	$3,303,482	$3,852,531	$3,303,482

Treasury stock:
Beginning balances	$(500,022)	$—	$—	$—
Repurchases of common stock to be held as treasury stock	(100,000)	—	(600,022)	—
Ending balances	$(600,022)	$—	$(600,022)	$—

Accumulated other comprehensive loss:
Beginning balances	$9,775	$(34,072)	$44,398	$(23,521)
Other comprehensive income (loss)	(29,610)	32,925	(64,233)	22,374
Ending balances	$(19,835)	$(1,147)	$(19,835)	$(1,147)

Retained earnings:
Beginning balances	$10,632,872	$6,241,012	$7,573,144	$4,811,749
Net income	1,449,071	789,976	4,508,799	2,219,239
Ending balances	$12,081,943	$7,030,988	$12,081,943	$7,030,988

Total stockholders' equity, ending balances	$15,314,617	$10,333,323	$15,314,617	$10,333,323

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
The following tables summarize streaming revenue, paid net membership additions, and paid memberships at end of period by region for the three and nine months ended September 30, 2021 and September 30, 2020, respectively:

United States and Canada (UCAN)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Revenues	$3,257,697	$2,933,445	$9,663,312	$8,475,891
Paid net membership additions	73	177	88	5,419
Paid memberships at end of period (1)	74,024	73,081	74,024	73,081

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Revenues	$2,432,239	$2,019,083	$7,176,393	$5,635,094
Paid net membership additions	1,804	759	3,802	10,464
Paid memberships at end of period (1)	70,500	62,242	70,500	62,242

Latin America (LATAM)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Revenues	$915,297	$789,384	$2,612,826	$2,368,205
Paid net membership additions	330	256	1,451	4,907
Paid memberships at end of period (1)	38,988	36,324	38,988	36,324

Asia-Pacific (APAC)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Revenues	$834,002	$634,891	$2,395,896	$1,687,691
Paid net membership additions	2,176	1,012	4,559	7,271
Paid memberships at end of period (1)	30,051	23,504	30,051	23,504

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
Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $3.0 billion and $9.0 billion, respectively, for the three and nine months ended September 30, 2021, and $2.8 billion and $8.0 billion, respectively, for the three and nine months ended September 30, 2020. DVD revenues were $44 million and $140 million, respectively, for the three and nine months ended September 30, 2021 and $59 million and $185 million, respectively, for the three and nine months ended September 30, 2020.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of September 30, 2021, total deferred revenue was $1,183 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $65 million increase in deferred revenue as compared to the balance of $1,118 million for the year ended December 31, 2020 is a result of the increase in membership fees billed due to increased members and average monthly revenue per paying member.

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

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands, except per share data)
Basic earnings per share:
Net income	$1,449,071	$789,976	$4,508,799	$2,219,239
Shares used in computation:
Weighted-average shares of common stock outstanding	442,778	441,526	443,052	440,486
Basic earnings per share	$3.27	$1.79	$10.18	$5.04

Diluted earnings per share:
Net income	$1,449,071	$789,976	$4,508,799	$2,219,239
Shares used in computation:
Weighted-average shares of common stock outstanding	442,778	441,526	443,052	440,486
Employee stock options	12,147	13,562	12,178	13,360
Weighted-average number of shares	454,925	455,088	455,230	453,846
Diluted earnings per share	$3.19	$1.74	$9.90	$4.89

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Employee stock options	279	124	441	560

4. Cash, Cash Equivalents and Restricted Cash

The following tables summarize the Company's cash, cash equivalents, and restricted cash as of September 30, 2021 and December 31, 2020:

	As of September 30, 2021
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,837,580	$1,980	$24,161	$4,863,721
Level 1 securities:
Money market funds	2,388,562	—	146	2,388,708
Level 2 securities:
Foreign Time Deposits	300,539	—	—	300,539

	$7,526,681	$1,980	$24,307	$7,552,968

	As of December 31, 2020
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$3,331,860	$1,783	$31,284	$3,364,927
Level 1 securities:
Money market funds	4,573,690	—	253	4,573,943
Level 2 securities:
Foreign Time Deposits	300,000	—	—	300,000

	$8,205,550	$1,783	$31,537	$8,238,870
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
There were no material gross realized gains or losses in the three and nine months ended September 30, 2021 and 2020, respectively.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Licensed content, net	$13,111,028	$13,747,607

Produced content, net
Released, less amortization	6,093,870	5,809,681
In production	8,842,122	4,827,455
In development and pre-production	927,025	999,207
	15,863,017	11,636,343

Content assets, net	$28,974,045	$25,383,950

As of September 30, 2021, approximately $5,799 million, $3,092 million, and $1,879 million of the $13,111 million unamortized cost of the licensed content is expected to be amortized in each of the next three years.  As of September 30, 2021, approximately $2,393 million, $1,728 million, and $1,023 million of the $6,094 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of September 30, 2021, the amount of accrued participations and residuals was not material.
The following tables represent the amortization of content assets:

	Three Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Licensed content	$1,965,514	$1,885,259
Produced content	997,537	848,484
Total	$2,963,051	$2,733,743

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Licensed content	$5,679,398	$5,628,499
Produced content	2,809,652	2,195,788
Total	$8,489,050	$7,824,287

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	September 30, 2021	December 31, 2020	Estimated Useful Lives
	(in thousands)
Land	$57,386	$50,700
Buildings	48,060	42,717	30 years
Leasehold improvements	808,312	524,537	Over life of lease
Furniture and fixtures	136,076	110,185	3 years
Information technology	356,953	283,014	3 years
Corporate aircraft	110,785	110,629	8 years
Machinery and equipment	33,546	34,633	3-5 years
Capital work-in-progress	262,367	298,558
Property and equipment, gross	1,813,485	1,454,973
Less: Accumulated depreciation	(593,371)	(494,790)
Property and equipment, net	$1,220,114	$960,183

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Cash paid for operating lease liabilities	$89,916	$70,917
Right-of-use assets obtained in exchange for new operating lease obligations	252,377	175,901

	Nine Months Ended
	September 30, 2021	September 30, 2020
	(in thousands)
Cash paid for operating lease liabilities	$251,827	$187,880
Right-of-use assets obtained in exchange for new operating lease obligations	485,173	592,331

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Operating lease right-of-use assets, net	$2,249,458	$2,037,726

Current operating lease liabilities	291,128	256,222
Non-current operating lease liabilities	2,222,316	1,945,631
Total operating lease liabilities	$2,513,444	$2,201,853

Other Current Assets
Other current assets consisted of the following:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Trade receivables	$782,350	$610,819
Prepaid expenses	305,091	203,042
Other	801,665	742,169
Total other current assets	$1,889,106	$1,556,030

6. Debt
As of September 30, 2021, the Company had aggregate outstanding notes of $15,493 million, net of $96 million of issuance costs, with varying maturities (the "Notes"). Of the outstanding balance, $699 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2020, the Company had aggregate outstanding notes of $16,309 million, net of $107 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain totaling $136 million and $327 million, respectively, for the three and nine months ended September 30, 2021).
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of September 30, 2021 and December 31, 2020:

	Principal Amount at Par				Level 2 Fair Value as of
	September 30, 2021	December 31, 2020	Issuance Date	Maturity	September 30, 2021	December 31, 2020
	(in millions)				(in millions)
5.375% Senior Notes	$—	$500	February 2013	February 2021	$—	$502
5.500% Senior Notes	700	700	February 2015	February 2022	712	735
5.750% Senior Notes	400	400	February 2014	March 2024	442	449
5.875% Senior Notes	800	800	February 2015	February 2025	913	921
3.000% Senior Notes (1)	545	574	April 2020	June 2025	592	616
3.625% Senior Notes	500	500	April 2020	June 2025	532	535
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,119	1,110
3.625% Senior Notes (1)	1,506	1,588	May 2017	May 2027	1,742	1,776
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,844	1,807
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	2,330	2,280
4.625% Senior Notes (1)	1,274	1,344	October 2018	May 2029	1,600	1,630
6.375% Senior Notes	800	800	October 2018	May 2029	1,013	995
3.875% Senior Notes (1)	1,390	1,466	April 2019	November 2029	1,683	1,700
5.375% Senior Notes	900	900	April 2019	November 2029	1,092	1,061
3.625% Senior Notes (1)	1,274	1,344	October 2019	June 2030	1,529	1,533
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,179	1,155
	$15,589	$16,416			$18,322	$18,805
(1) The following Senior Notes have a principal amount denominated in euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
In February 2021, the Company repaid upon maturity the $500 million aggregate principal amount of its 5.375% Senior Notes due February 2021.
The expected timing of principal and interest payments for the Company’s outstanding Notes are as follows:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Less than one year	$1,431,621	$1,264,020
Due after one year and through three years	1,787,577	2,136,997
Due after three years and through five years	3,108,329	3,614,906
Due after five years	14,208,207	14,841,164
Total debt obligations	$20,535,734	$21,857,087

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all related covenants.
Revolving Credit Facility
On June 17, 2021, the Company amended its unsecured revolving credit facility ("Revolving Credit Agreement") to, among other things, extend the maturity date from March 29, 2024 to June 17, 2026 and to increase the size of the facility from $750 million to $1 billion. Revolving loans may be borrowed, repaid and reborrowed until June 17, 2026, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of September 30, 2021, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all related covenants.

7. Commitments and Contingencies

Content
As of September 30, 2021, the Company had $22.5 billion of obligations comprised of $4.1 billion included in "Current content liabilities" and $2.3 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $16.1 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2020, the Company had $19.2 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $2.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $12.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
Less than one year	$10,017,405	$8,980,868
Due after one year and through three years	8,991,781	7,819,563
Due after three years and through five years	2,860,871	1,973,091
Due after five years	595,483	445,308
Total content obligations	$22,465,540	$19,218,830
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

A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2020	21,702,085	18,676,810	$170.23
Granted	(1,217,273)	1,217,273	531.34
Exercised	—	(1,239,343)	81.47
Expired	—	(5,343)	32.57
Balances as of September 30, 2021	20,484,812	18,649,397	$199.74
Vested and exercisable as of September 30, 2021		18,649,397	$199.74

The aggregate intrinsic value of the Company's outstanding stock options as of September 30, 2021 was $7,657 million and represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the third quarter of 2021. This amount changes based on the fair market value of the Company’s common stock. The weighted-average remaining contractual term of the Company's outstanding stock options as of September 30, 2021 included in the table above was 5.27 years.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands)
Total intrinsic value of options exercised	$263,507	$321,859	$581,817	$1,067,241
Cash received from options exercised	18,445	68,665	86,265	201,419
Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Dividend yield	—%	—%	—%	—%
Expected volatility	34%	45%	34% - 41%	37% - 45%
Risk-free interest rate	1.37%	0.67%	1.08% - 1.62%	0.67% - 1.71%
Suboptimal exercise factor	3.85	3.62	3.81 - 3.85	3.34 - 3.62
Weighted-average fair value (per share)	$240	$264	$250	$205
Total stock-based compensation expense (in thousands)	$95,078	$106,357	$303,891	$307,586
Total income tax impact on provision (in thousands)	$21,443	$24,292	$68,354	$68,435

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

Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three and nine months ended September 30, 2021, the Company repurchased 180,845 and 1,182,410 shares, respectively, for an aggregate amount of $100 million and $600 million, respectively. As of September 30, 2021, $4.4 billion remain available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of September 30, 2021, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.

9. Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
	(in thousands, except percentages)
Provision for income taxes	$211,888	$71,484	$780,451	$473,693
Effective tax rate	13%	8%	15%	18%
The effective tax rates for the three and nine months ended September 30, 2021 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act and recognition of excess tax benefits of stock-based compensation. The effective tax rates for the three and nine months ended September 30, 2020 differed from the Federal statutory rate primarily due to the recognition of excess tax benefits of stock-based compensation, partially offset by the establishment of a valuation allowance on the California Research and Development (“R&D”) credit in the quarter ended June 30, 2020.
The increase in the effective tax rate for the three months ended September 30, 2021, as compared to the same period in 2020 was primarily due to a reduced benefit on percentage basis for excess tax benefits related to stock-based compensation due to higher pre-tax income as of September 30, 2021. The decrease in the effective tax rate for the nine months ended September 30, 2021, as compared to the same period in 2020 was primarily due to the establishment of a valuation allowance on the California R&D credit in the quarter ended June 30, 2020, offset by markedly reduced excess tax benefits related to stock-based compensation as of September 30, 2021. For the three and nine months ended September 30, 2021, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $57 million and $123 million, respectively, compared to the three and nine months ended September 30, 2020 of $66 million and $223 million, respectively.
Gross unrecognized tax benefits were $172 million and $140 million as of September 30, 2021 and December 31, 2020, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $108 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate. As of September 30, 2021, gross unrecognized tax benefits of $39 million were classified as “Other non-current liabilities” and $133 million as a reduction to deferred tax assets which was classified as "Other non-current assets" in the Consolidated Balance Sheets. The Company includes interest and penalties related to unrecognized tax benefits within the "Provision for income taxes" on the Consolidated Statements of Operations and “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company’s “Provision for income taxes” were not material in any of the periods presented.
Deferred tax assets of $325 million and $589 million were classified as “Other non-current assets” on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. The Company has a valuation allowance of $350 million and $250 million as of September 30, 2021 and December 31, 2020, respectively. The valuation allowance is related to the California R&D credits and certain foreign tax attributes that the Company does not expect to realize.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for 2016 through 2018 and is subject to examination for 2019 and 2020. The 2015 through 2020 state tax returns are subject to examination by various state tax authorities. The Company has no significant foreign jurisdiction audits underway. The years 2015 through 2020 generally remain subject to examination by foreign tax authorities.
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
Total U.S. revenues were $3.0 billion and $9.0 billion, respectively, for the three and nine months ended September 30, 2021, and $2.8 billion and $8.0 billion, respectively, for the three and nine months ended September 30, 2020. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, were located as follows:

	As of
	September 30, 2021	December 31, 2020
	(in thousands)
United States	$2,546,867	$2,224,891
International	922,705	773,018

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

Overview
We are one of the world’s leading entertainment services with approximately 214 million paid streaming memberships in over 190 countries enjoying TV series, documentaries and feature films across a wide variety of genres and languages. Members can watch as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials. Additionally, we continue to offer our DVD-by-mail service in the United States (“U.S.”).

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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	September 30, 2021	September 30, 2020	Q3'21 vs. Q3'20
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$7,439,235	$6,376,803	$1,062,432	17%
DVD revenues	44,232	58,834	(14,602)	(25)%
Total revenues	$7,483,467	$6,435,637	$1,047,830	16%

Operating income	$1,755,253	$1,314,863	$440,390	33%
Operating margin	23.5%	20.4%	3.1%	15%

Global Streaming Memberships:
Paid net membership additions	4,383	2,204	2,179	99%
Paid memberships at end of period	213,563	195,151	18,412	9%
Average paying memberships	211,372	194,049	17,323	9%
Average monthly revenue per paying membership	$11.73	$10.95	$0.78	7%

Consolidated revenues for the three months ended September 30, 2021 increased 16% as compared to the three months ended September 30, 2020. The increase in our consolidated revenues was due to the 9% growth in average paying memberships and a 7% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes and favorable fluctuations in foreign exchange rates.
The increase in operating margin is primarily due to content amortization growing at a slower rate as compared to the 16% increase in revenues as a result of delays in content releases due to the COVID-19 pandemic.
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

Streaming Revenues
We derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of September 30, 2021, pricing on our paid plans ranged from the U.S. dollar equivalent of $3 to $24 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
The following tables summarize streaming revenue and other streaming membership information by region for the three and nine months ended September 30, 2021 and September 30, 2020.

United States and Canada (UCAN)
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

	As of/ Three Months Ended		Change
	September 30, 2021	September 30, 2020	Q3'21 vs. Q3'20
	(in thousands, except revenue per membership and percentages)
Revenues	$3,257,697	$2,933,445	$324,252	11%
Paid net membership additions	73	177	(104)	(59)%
Paid memberships at end of period	74,024	73,081	943	1%
Average paying memberships	73,988	72,993	995	1%
Average monthly revenue per paying membership	$14.68	$13.40	$1.28	10%
Constant currency change (1)				9%
Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

	As of/ Nine Months Ended		Change
	September 30, 2021	September 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except revenue per membership and percentages)
Revenues	$9,663,312	$8,475,891	$1,187,421	14%
Paid net membership additions	88	5,419	(5,331)	(98)%
Paid memberships at end of period	74,024	73,081	943	1%
Average paying memberships	74,105	71,082	3,023	4%
Average monthly revenue per paying membership	$14.49	$13.25	$1.24	9%
Constant currency change (1)				9%

Europe, Middle East, and Africa (EMEA)
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

	As of/ Three Months Ended		Change
	September 30, 2021	September 30, 2020	Q3'21 vs. Q3'20
	(in thousands, except revenue per membership and percentages)
Revenues	$2,432,239	$2,019,083	$413,156	20%
Paid net membership additions	1,804	759	1,045	138%
Paid memberships at end of period	70,500	62,242	8,258	13%
Average paying memberships	69,598	61,863	7,735	13%
Average monthly revenue per paying membership	$11.65	$10.88	$0.77	7%
Constant currency change (1)				3%
Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

	As of/ Nine Months Ended		Change
	September 30, 2021	September 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except revenue per membership and percentages)
Revenues	$7,176,393	$5,635,094	$1,541,299	27%
Paid net membership additions	3,802	10,464	(6,662)	(64)%
Paid memberships at end of period	70,500	62,242	8,258	13%
Average paying memberships	68,601	59,076	9,525	16%
Average monthly revenue per paying membership	$11.62	$10.60	$1.02	10%
Constant currency change (1)				3%

Latin America (LATAM)
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

	As of/ Three Months Ended		Change
	September 30, 2021	September 30, 2020	Q3'21 vs. Q3'20
	(in thousands, except revenue per membership and percentages)
Revenues	$915,297	$789,384	$125,913	16%
Paid net membership additions	330	256	74	29%
Paid memberships at end of period	38,988	36,324	2,664	7%
Average paying memberships	38,823	36,196	2,627	7%
Average monthly revenue per paying membership	$7.86	$7.27	$0.59	8%
Constant currency change (1)				8%
Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

	As of/ Nine Months Ended		Change
	September 30, 2021	September 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except revenue per membership and percentages)
Revenues	$2,612,826	$2,368,205	$244,621	10%
Paid net membership additions	1,451	4,907	(3,456)	(70)%
Paid memberships at end of period	38,988	36,324	2,664	7%
Average paying memberships	38,272	34,752	3,520	10%
Average monthly revenue per paying membership	$7.59	$7.57	$0.02	—%
Constant currency change (1)				5%

Asia-Pacific (APAC)
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

	As of/ Three Months Ended		Change
	September 30, 2021	September 30, 2020	Q3'21 vs. Q3'20
	(in thousands, except revenue per membership and percentages)
Revenues	$834,002	$634,891	$199,111	31%
Paid net membership additions	2,176	1,012	1,164	115%
Paid memberships at end of period	30,051	23,504	6,547	28%
Average paying memberships	28,963	22,998	5,965	26%
Average monthly revenue per paying membership	$9.60	$9.20	$0.40	4%
Constant currency change (1)				2%
Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

	As of/ Nine Months Ended		Change
	September 30, 2021	September 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except revenue per membership and percentages)
Revenues	$2,395,896	$1,687,691	$708,205	42%
Paid net membership additions	4,559	7,271	(2,712)	(37)%
Paid memberships at end of period	30,051	23,504	6,547	28%
Average paying memberships	27,500	20,732	6,768	33%
Average monthly revenue per paying membership	$9.68	$9.05	$0.63	7%
Constant currency change (1)				2%

(1) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the three and nine months ended September 30, 2021, our revenues would have been approximately $128 million and $485 million lower had foreign currency exchange rates remained constant with those for the three and nine months ended September 30, 2020.

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

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

	Three Months Ended		Change
	September 30, 2021	September 30, 2020	Q3'21 vs. Q3'20
	(in thousands, except percentages)
Cost of revenues	$4,206,589	$3,867,751	$338,838	9%
As a percentage of revenues	56%	60%

The increase in cost of revenues was primarily due to a $229 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. Other costs of revenues increased $110 million primarily due to continued growth in our content production activities, coupled with an increase in payment processing fees driven by our growing member base. The decrease in cost of revenues as a percentage of revenues from 60% to 56% is primarily due to delays in content releases due to the COVID-19 pandemic, resulting in content amortization growing at a slower rate as compared to the growth in revenue.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
Cost of revenues	$12,093,108	$11,111,159	$981,949	9%
As a percentage of revenues	55%	61%

The increase in cost of revenues was primarily due to a $665 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. Other costs of revenues increased $317 million, primarily due to the continued growth in our content production activities, coupled with an increase in expenses associated with streaming delivery costs and payment processing fees driven by our growing member base. The increase in other cost of revenues was partially offset by a $50 million decrease in expenses associated with customer service, primarily due to higher activity resulting from the COVID-19 pandemic in the same prior year period. The decrease in cost of revenues as a percentage of revenues from 61% to 55% is primarily due to delays in content releases due to the COVID-19 pandemic, resulting in content amortization growing at a slower rate as compared to the growth in revenue.
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

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

	Three Months Ended		Change
	September 30, 2021	September 30, 2020	Q3'21 vs. Q3'20
	(in thousands, except percentages)
Marketing	$635,948	$527,597	$108,351	21%
As a percentage of revenues	8%	8%

The increase in marketing expenses was primarily due to an $87 million increase in advertising expenses.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
Marketing	$1,752,433	$1,465,797	$286,636	20%
As a percentage of revenues	8%	8%

The increase in marketing expenses was primarily due to a $246 million increase in advertising expenses.

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

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

	Three Months Ended		Change
	September 30, 2021	September 30, 2020	Q3'21 vs. Q3'20
	(in thousands, except percentages)
Technology and development	$563,887	$453,802	$110,085	24%
As a percentage of revenues	8%	7%

The increase in technology and development expenses was primarily due to a $95 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
Technology and development	$1,626,415	$1,342,664	$283,751	21%
As a percentage of revenues	7%	7%

The increase in technology and development expenses was primarily due to a $245 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

	Three Months Ended		Change
	September 30, 2021	September 30, 2020	Q3'21 vs. Q3'20
	(in thousands, except percentages)
General and administrative	$321,790	$271,624	$50,166	18%
As a percentage of revenues	4%	4%

The increase in general and administrative expenses was primarily due to a $43 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
General and administrative	$953,831	$800,947	$152,884	19%
As a percentage of revenues	4%	4%

The increase in general and administrative expenses was primarily due to a $88 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service. In addition, third-party expenses, including costs for contractors and consultants, increased $47 million.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

	Three Months Ended		Change
	September 30, 2021	September 30, 2020	Q3'21 vs. Q3'20
	(in thousands, except percentages)
Interest expense	$190,429	$197,079	$(6,650)	(3)%
As a percentage of revenues	3%	3%

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
Interest expense	$576,191	$570,313	$5,878	1%
As a percentage of revenues	3%	3%
Interest expense primarily consists of interest on our Notes of $186 million and $563 million for the three and nine months ended September 30, 2021. The decrease in interest expense for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was due to the lower average aggregate principal of interest bearing notes outstanding. The increase in interest expense for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was due to the higher average aggregate principal of interest bearing notes outstanding.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash and cash equivalents.

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

	Three Months Ended		Change
	September 30, 2021	September 30, 2020	Q3'21 vs. Q3'20
	(in thousands, except percentages)
Interest and other income (expense)	$96,135	$(256,324)	$352,459	138%
As a percentage of revenues	1%	(4)%

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
Interest and other income (expense)	$302,702	$(367,802)	$670,504	182%
As a percentage of revenues	1%	(2)%

Interest and other income (expense) increased in the three and nine months ended September 30, 2021 primarily due to foreign exchange gains of $103 million and $301 million, respectively, compared to losses of $258 million and $397 million, respectively, for the corresponding periods in 2020. In the three and nine months ended September 30, 2021, the foreign exchange gains were primarily driven by the non-cash gains of $136 million and $327 million, respectively, from the remeasurement of our €5,170 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three and nine months ended September 30, 2020, the foreign exchange losses were driven by the non-cash losses of $249 million and $275 million, respectively, from the remeasurement of our €5,170 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies.

Provision for Income Taxes
Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

	Three Months Ended		Change
	September 30, 2021	September 30, 2020	Q3'21 vs. Q3'20
	(in thousands, except percentages)
Provision for income taxes	$211,888	$71,484	$140,404	196%
Effective tax rate	13%	8%

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
Provision for income taxes	$780,451	$473,693	$306,758	65%
Effective tax rate	15%	18%

The effective tax rates for the three and nine months ended September 30, 2021 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act and recognition of excess tax benefits of stock-based compensation.
The increase in the effective tax rate for the three months ended September 30, 2021, as compared to the same period in 2020 was primarily due to a reduced benefit on percentage basis for excess tax benefits related to stock-based compensation due to higher pre-tax income as of September 30, 2021. The decrease in the effective tax rate for the nine months ended September 30, 2021, as compared to the same period in 2020 was primarily due to the establishment of a valuation allowance on the California R&D credit in the quarter ended June 30, 2020, offset by markedly reduced excess tax benefits related to stock-based compensation as of September 30, 2021.

Liquidity and Capital Resources

	As of		Change
	September 30, 2021	December 31, 2020	September 30, 2021 vs. December 31, 2020
	(in thousands, except percentages)
Cash, cash equivalents and restricted cash	$7,552,968	$8,238,870	$(685,902)	(8)%
Short-term and long-term debt	15,493,164	16,308,973	(815,809)	(5)%

Cash, cash equivalents and restricted cash decreased $686 million in the nine months ended September 30, 2021 primarily due to the repurchase of stock and repayment of debt, partially offset by cash provided by operations.
Debt, net of debt issuance costs, decreased $816 million primarily due to the repayment upon maturity of the $500 million aggregate principal amount of our 5.375% Senior Notes in February 2021, coupled with the remeasurement of our euro-denominated notes. The amount of principal and interest on our outstanding notes due in the next twelve months is $1,432 million. As of September 30, 2021, no amounts had been borrowed under the $1 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. As of September 30, 2021, the Company has repurchased 1,182,410 shares of common stock for an aggregate amount of $600 million. As of September 30, 2021, $4.4 billion remains available for repurchases.
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

Three months ended September 30, 2021 as compared to the three months ended September 30, 2020

	Three Months Ended		Change
	September 30, 2021	September 30, 2020	Q3'21 vs. Q3'20
	(in thousands, except percentages)
Net cash provided by operating activities	$82,379	$1,263,761	$(1,181,382)	(93)%
Net cash used in investing activities	(188,631)	(118,651)	69,980	59%
Net cash provided by (used in) financing activities	(81,555)	68,665	(150,220)	(219)%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	82,379	1,263,761	(1,181,382)	(93)%
Purchases of property and equipment	(167,327)	(109,811)	57,516	52%
Change in other assets	(21,304)	(8,840)	12,464	141%
Free cash flow	$(106,252)	$1,145,110	$(1,251,362)	(109)%

Net cash provided by operating activities decreased $1,181 million to $82 million for the three months ended September 30, 2021. The decrease in cash provided by operating activities was primarily driven by the increase in investments in content that require more upfront cash payments, partially offset by a $1,048 million or 16% increase in revenues. The payments for content assets increased $1,662 million, from $3,033 million to $4,695 million, or 55%, as compared to the increase in the amortization of content assets of $229 million, from $2,734 million to $2,963 million, or 8%. The increase in payments for content assets was primarily driven by delays in productions resulting from the pandemic that impacted the prior year period, which resulted in the timing of certain production payments being shifted into the current period. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities increased $70 million for the three months ended September 30, 2021, primarily due to an increase in purchases of property and equipment.
Net cash provided by (used in) financing activities decreased $150 million for the three months ended September 30, 2021, due to the repurchases of common stock for an aggregate amount of $100 million in the three months ended September 30, 2021.
Free cash flow was $1,555 million lower than net income for the three months ended September 30, 2021 primarily due to $1,732 million of cash payments for content assets over amortization expense and $136 million of non-cash remeasurement gain on our euro-denominated debt, partially offset by $218 million in other favorable working capital differences and $95 million of non-cash stock-based compensation expense.
Free cash flow was $355 million higher than net income for the three months ended September 30, 2020, primarily due to $300 million favorable working capital differences, $249 million of non-cash remeasurement loss on our euro-denominated debt and $106 million non-cash stock-based compensation expense, partially offset by $300 million of cash payments for content assets over amortization expense.

Nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020

	Nine Months Ended		Change
	September 30, 2021	September 30, 2020	YTD'21 vs. YTD'20
	(in thousands, except percentages)
Net cash provided by operating activities	$795,884	$2,564,749	$(1,768,865)	(69)%
Net cash used in investing activities	(385,525)	(358,955)	26,570	7%
Net cash provided by (used in) financing activities	(1,013,757)	1,203,324	(2,217,081)	(184)%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	795,884	2,564,749	(1,768,865)	(69)%
Purchases of property and equipment	(358,606)	(349,567)	9,039	3%
Change in other assets	(26,919)	(9,388)	17,531	187%
Free cash flow	$410,359	$2,205,794	$(1,795,435)	(81)%

Net cash provided by operating activities decreased $1,769 million to $796 million for the nine months ended September 30, 2021. The decrease in cash provided by operating activities was primarily driven by an increase in investments in content that require more upfront cash payments, partially offset by a $3,637 million or 20% increase in revenues. The payments for content assets increased $3,967 million, from $8,688 million to $12,655 million, or 46% as compared to the increase in the amortization of content assets of $665 million, from $7,824 million to $8,489 million, or 8%. The increase in payments for content assets was primarily driven by delays in productions resulting from the pandemic that impacted the prior year period, which resulted in the timing of certain production payments being shifted into the current period. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities increased $27 million for the nine months ended September 30, 2021, primarily due to the increase in purchases of other assets and property and equipment.
Net cash provided by (used in) financing activities decreased $2,217 million in the nine months ended September 30, 2021, due to no debt issuances in the nine months ended September 30, 2021 as compared to proceeds from the issuance of debt of $1,002 million, net of $8 million issuance costs in the nine months ended September 30, 2020, coupled with the repurchases of common stock for an aggregate amount of $600 million in the nine months ended September 30, 2021 and repayment upon maturity of the $500 million aggregate principal amount of our 5.375% Senior Notes in February 2021.
Free cash flow was $4,098 million lower than net income for the nine months ended September 30, 2021 primarily due to $4,166 million of cash payments for content assets over amortization expense and $327 million of non-cash remeasurement gain on our euro-denominated debt, partially offset by $304 million of non-cash stock-based compensation expense and $91 million in other favorable working capital differences.
Free cash flow was $13 million lower than net income for the nine months ended September 30, 2020, primarily due to $864 million of cash payments for content assets over amortization expense partially offset by $308 million of non-cash stock-based compensation expense, $275 million of non-cash remeasurement loss on our euro-denominated debt, $239 million non-cash valuation allowance for deferred taxes due to legislation which imposed an annual cap on research and development credits and $29 million favorable other working capital differences.

Contractual Obligations

For the purpose of this table, contractual obligations for purchases of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. The expected timing of the payment of the obligations discussed below is estimated based on information available to us as of September 30, 2021. Timing of payments and actual amounts paid may be different depending on the time of receipt of goods or services or changes to agreed-upon amounts for some obligations. The following table summarizes our contractual obligations as of September 30, 2021:

	Payments due by Period
Contractual obligations (in thousands):	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Content obligations (1)	$22,465,540	$10,017,405	$8,991,781	$2,860,871	$595,483
Debt (2)	20,535,734	1,431,621	1,787,577	3,108,329	14,208,207
Operating lease obligations (3)	3,275,668	388,090	755,782	715,804	1,415,992
Other purchase obligations (4)	2,099,539	1,726,126	347,153	5,345	20,915
Total	$48,376,481	$13,563,242	$11,882,293	$6,690,349	$16,240,597

(1)As of September 30, 2021, content obligations were comprised of $4.1 billion included in “Current content liabilities” and $2.3 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $16.1 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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

(4)Other purchase obligations include all other non-cancelable contractual obligations. These contracts are primarily related to acquisitions, streaming delivery and cloud computing costs, as well as other miscellaneous open purchase orders for which we have not received the related services or goods.

As of September 30, 2021, we had gross unrecognized tax benefits of $172 million. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of September 30, 2021, the valuation allowance of $350 million was related to the California R&D credits and certain foreign tax attributes that we do not expect to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At September 30, 2021, our estimated gross unrecognized tax benefits were $172 million of which $108 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates. See Note 9 Income Taxes to the consolidated financial statements for further information regarding income taxes.

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
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for 57% of the consolidated amount for the nine months ended September 30, 2021. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Canadian dollar, the Mexican Peso, the Australian dollar, and the Japanese yen.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. In the nine months ended September 30, 2021, our revenues would have been approximately $485 million lower had foreign currency exchange rates remained consistent with those in the same period of 2020.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the nine months ended September 30, 2021, we recognized a $301 million foreign exchange gain primarily due to the non-cash remeasurement of our Senior Notes denominated in euros, partially offset by the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the nine months ended September 30, 2021 was a decrease of $83 million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stock repurchases during the three months ended September 30, 2021 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
July 1 - 31, 2021	—	$—	—	$4,500,000
August 1 - 31, 2021	93,000	$524.38	93,000	$4,451,233
September 1 - 30, 2021	87,845	$583.22	87,845	$4,400,000
Total	180,845		180,845

(1) In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. For further information regarding stock repurchase activity, see Note 8 Stockholders’ Equity to the consolidated financial statements in this Quarterly Report.

(2) Average price paid per share includes costs associated with the repurchases.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015

3.2	Amended and Restated Bylaws	8-K	001-35727	3.1	December 18, 2020

10.1	Amended and Restated Executive Severance and Retention Incentive Plan	8-K	001-35727	10.1	September 10, 2021

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	October 21, 2021	By:	/s/ Reed Hastings
Reed Hastings Co-Chief Executive Officer (Principal executive officer)

Dated:	October 21, 2021	By:	/s/ Spencer Neumann
Spencer Neumann Chief Financial Officer (Principal financial and accounting officer)