Form 10-K
period 2021-12-31
NETFLIX INC
filed 2022-01-27
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2021 the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $229,758,549,359. Shares of common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of December 31, 2021, there were 443,963,107 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, net cash provided by (used in) operating activities, access to financing sources, and free cash flows; capital allocation strategies, including any future stock repurchases or repurchase programs; seasonality; stock price volatility; impact of foreign exchange rate fluctuations, including on net income, revenues and average revenues per paying member; adequacy of existing facilities; the impact of the discontinuance of the LIBO Rate; future regulatory changes and their impact on our business; intellectual property; price changes and testing; impact of recently adopted accounting pronouncements; accounting treatment for changes related to content assets; action by competitors; membership growth, including impact of content and pricing changes on membership growth; partnerships; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming; content amortization; tax expense; unrecognized tax benefits; deferred tax assets; our ability to effectively manage change and growth; our company culture; our ability to attract and retain qualified employees and key personnel; and the impact of the coronavirus (COVID-19) pandemic and our response to it. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.Business
ABOUT US
Netflix, Inc. (“Netflix”, “the Company”, “registrant”, “we”, or “us”) is one of the world’s leading entertainment services with approximately 222 million paid memberships in over 190 countries enjoying TV series, documentaries, feature films and mobile games across a wide variety of genres and languages. Members can engage as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials. Additionally, we continue to offer our DVD-by-mail service in the United States (“U.S.”).
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
Our core strategy is to grow our streaming membership business globally within the parameters of our operating margin target. We are continuously improving our members' experience by expanding our content with a focus on a programming mix of content that delights our members and attracts new members. For example, in 2021 we added mobile games to our service. In addition, we are continuously enhancing our user interface and extending our streaming service to more internet-connected screens. Our members can download a selection of titles for offline viewing.

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
SEASONALITY
Our membership growth exhibits a seasonal pattern that reflects variations when consumers buy internet-connected screens and when they tend to increase their viewing. Historically, the fourth quarter represents our greatest streaming membership growth. In addition, our membership growth can be impacted by our content release schedule and changes to pricing.
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
HUMAN CAPITAL
We view our employees and our culture as key to our success. As of December 31, 2021, we had approximately 11,300 full-time employees located globally in 60 countries. Of these, 8,600 (76%) were located in the United States and Canada, 1,400 (12%) in Europe, Middle East, and Africa, 400 (4%) in Latin America and 900 (8%) in Asia-Pacific. We also have a number of employees engaged in content production, some of whom are part-time or temporary, and whose numbers fluctuate throughout the year.

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

As we have expanded our offices globally, our company culture remains an important aspect of our operations. We have also become mindful of cultural differences across and within regions. Fostering a work environment that is culturally diverse, inclusive and equitable is a major focus for us. We employ a team reporting to our VP of Inclusion Strategy who works to build diversity, inclusion and equity into all aspects of our operations globally, with the goal of having diversity and inclusion function as a critical lens through which each Netflix employee carries out their role. We want more people and cultures to see themselves reflected on screen - so it’s important that our employee base is diverse and represents the communities we serve. Our Inclusion team helps increase representation by training our recruiters on how to hire more inclusively, and to help the company and senior leaders diversify their networks. We also support numerous employee resource groups (ERGs), representing employees and allies from a broad array of historically underrepresented and/or marginalized communities. Our

ERGs are important in creating a more inclusive environment for all employees, allowing space to connect on shared experiences, providing mentoring, career development and volunteering opportunities. We publish an Inclusion report annually which further highlights our approach to diversity and inclusion, as well as publishing our EEO-1 reports on our website.

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

We aim to pay our employees at the top of their personal market, and they generally are able to choose the form of their compensation between cash and stock options. This permits employee compensation to be highly personalized and reflective of each employee's individual needs and preferences. We have conducted pay equity analyses and adopted practices to help ensure that employees from underrepresented groups are not being underpaid based on gender (globally) and race (US) relative to others doing the same or similar work under comparable circumstances. We also practice “open compensation,” which means the top leaders (director-level and above) at the company can see how much any employee is paid. This encourages open discussions about pay disparities throughout the Company. We aim to rectify any pay gaps that we find through these approaches.

We care about the health and well-being of our employees and their families and provide a variety of benefit programs based on region, including health benefits. In the U.S., each employee receives an annual cash health benefit allowance that they may allocate to medical, dental and vision premiums in a way that makes sense for them. Employees have access to a host of other benefits, including mental health, childcare, family planning and a company match for charitable donations.

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
We have experienced significant membership growth over the past several years. Our penetration and growth rates vary between the jurisdictions where we provide our service. In countries where we have been operating for many years or where we are highly penetrated, our membership growth is slower than in newer or less penetrated countries. Our ability to continue to attract and retain members will depend in part on our ability to consistently provide our members in countries around the globe with compelling content choices, effectively drive conversation around our content and service, as well as provide a quality experience for choosing and enjoying TV series, documentaries, feature films and mobile games. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain memberships. Competitors include other entertainment video providers, such as MVPDs, and streaming entertainment providers (including those that provide pirated content), video gaming providers, as well as user-generated content, and more broadly other sources of entertainment that our members could choose in their moments of free time.
If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members. We have recently expanded our entertainment video offering to include games. If our efforts to develop and offer games are not valued by our current and future members, our ability to attract and retain members may be negatively impacted. We may, from time to time, adjust our membership pricing, our membership plans, or our pricing model itself, which may not be well-received by consumers, and which may result in existing members canceling our service or fewer new members joining our service. In addition, many of our members rejoin our service or originate from word-of-mouth advertising from existing members. If our efforts to satisfy our existing members are not successful, we may not be able to attract members, and as a result, our ability to maintain and/or grow our business will be adversely affected. Members cancel our service for many reasons, including a perception that they do not use the service sufficiently, the need to cut household expenses, availability of content is unsatisfactory, competitive services provide a better value or experience and customer service issues are not satisfactorily resolved. Membership growth is also impacted by seasonality, with the fourth quarter historically representing our greatest growth, as well as the timing of our content release schedules. We must continually add new memberships both to replace canceled memberships and to grow our business beyond our current membership base. While we currently permit multiple users within the same household to share a single account for non-commercial purposes, if multi-household usage is abused or if our efforts to restrict multi-household usage are ineffective, our ability to add new members may be hindered and our results of operations may be adversely impacted. If we do not grow as expected, given, in particular, that our content costs are largely fixed in nature and contracted over several years, we may not be able to adjust our expenditures or increase our (per membership) revenues commensurate with the lowered growth rate such that our margins, liquidity and results of operation may be adversely impacted. If we are unable to successfully compete with current and new competitors in providing compelling content, retaining our existing memberships and attracting new memberships, our business will be adversely affected.
Changes in competitive offerings for entertainment video could adversely impact our business.
The market for entertainment video is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Piracy, in particular, threatens to damage our business, as its fundamental proposition to consumers is so compelling and difficult to compete against: virtually all content for free. Furthermore, in light of the compelling consumer proposition, piracy services are subject to rapid global growth. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet based e-commerce or entertainment video providers are increasing their streaming video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content, large content libraries, and significant financial, marketing and other resources. They may offer more compelling content or secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Companies also may enter into business combinations or alliances that strengthen their competitive positions. If we are unable to successfully or profitably compete with current and new competitors, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.
The ongoing coronavirus (COVID-19) pandemic and the various responses to it has disrupted our business, increased our costs, led to delays in content releases and may continue to impact our business and results of operations.
The ongoing coronavirus (COVID-19) pandemic and the various responses to it have created significant volatility, uncertainty and economic disruption. The full extent to which the ongoing COVID-19 pandemic and the various responses to it impacts our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the effect on our members and consumer demand for and ability to pay for our services; disruptions or restrictions on our employees’ ability to work and travel; and any stoppages, disruptions or increased costs associated with our development, production, post-production, marketing and distribution of original programming. Such production pauses have in the past, and may in the future, cause us to delay content releases and temporarily to have less new content available on our service in subsequent quarters. While most of our productions have resumed, certain of our productions continue to experience disruption, as do the productions of our third-party content suppliers. Other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production and post-production of content. Production disruptions can result in additional costs to production, including additional pay to cast and crew. Also, Covid-related delays and production protocols and requirements, including use of PPE and testing, add to costs of production.
We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations, including content production, as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, members, partners and stockholders. It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our members, suppliers or vendors, or on our financial results.

In addition to the potential direct impacts to our business, the global economy may continue to be impacted as a result of the actions taken in response to COVID-19. To the extent that such a weakened global economy impacts consumers’ ability or willingness to pay for our service or vendors’ ability to provide services to us, especially those related to our content productions, we could see our business and results of operations negatively impacted.

We face risks, such as unforeseen costs and potential liability in connection with content we acquire, produce, license and/or distribute through our service.
As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We are devoting more resources toward the development, production, marketing and distribution of original programming, including TV series, documentaries, feature films and mobile games. We believe that original and exclusive programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain members. To the extent our programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted. As we have expanded our original programming, we have become responsible for production costs and other expenses, such as ongoing guild payments. We also take on risks associated with production, such as completion and key talent risk, which risks have been heightened during Covid-19. Further, negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of our original programming.  We may face potential liability or may suffer significant losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well received by our members, or could be damaging to our brand or business.
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
We are expanding our operations internationally, scaling our streaming service to effectively and reliably handle anticipated growth in both members and features related to our service, as well as scaling our ability to program and produce original content, introducing games on our service. As our international offering evolves, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and streaming video, as well as differing legal and regulatory environments. As we scale our streaming service, we are developing technology and utilizing third-party “cloud” computing services. As we scale our content production, including now games, we are building out expertise in a number of disciplines, including creative, marketing, legal, finance, licensing, merchandising and other resources related to the development and physical production of content. Further, we may expand our content offering in a manner that is not well received by consumers. As we grow our operations, we may face integration and operational challenges as well as potential unknown liabilities and reputational concerns in connection with partners we work with or companies we may acquire or control. If we are not able to manage the growing complexity of our business, including improving, refining or revising our corporate culture as well as our systems and operational practices related to our streaming operations and original content, our business may be adversely affected.
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
Our business could be adversely impacted by costs and challenges associated with strategic acquisitions and investments.
From time to time, we acquire or invest in businesses, content, and technologies that support our business. The risks associated with such acquisitions or investments include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities and exposure to litigation; failure to realize anticipated benefits and expected synergies; and diversion of management’s time and attention, among other acquisition-related risks.
We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, if we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated. Acquisitions and investments may contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments, and could negatively impact our financial results.

We rely upon a number of partners to make our service available on their devices.
We currently offer members the ability to receive streaming content through a host of internet-connected devices, including TVs, digital video players, TV set-top boxes and mobile devices. We have agreements with various cable, satellite and telecommunications operators to make our service available through the TV set-top boxes of these service providers, some of which compete directly with us or have investments in competing streaming content providers. In many instances, our agreements also include provisions by which the partner bills consumers directly for the Netflix service or otherwise offers services or products in connection with offering our service. If partners or other providers do a better job of connecting consumers with content they want to watch, for example through multi-service discovery interfaces, our service may be adversely impacted. We intend to continue to broaden our relationships with existing partners and to increase our capability to stream TV series, documentaries and feature films to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory, business or other impediments to delivering our streaming content to our members via these devices, our ability to retain members and grow our business could be adversely impacted.
Our agreements with our partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities other than Netflix and while these entities should be responsible for the devices’ performance, the connection between these devices and our service may nonetheless result in consumer dissatisfaction toward us and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices, or may lead to us to stop supporting the delivery of our service on certain legacy devices. If partners do not update or otherwise modify their devices, or if we discontinue support for certain devices, our service and our members' use and enjoyment could be negatively impacted.
We are subject to payment processing risk.
Our members pay for our service using a variety of different payment methods, including credit and debit cards, gift cards, prepaid cards, direct debit, online wallets and direct carrier and partner billing. We rely on internal systems and those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules, regulations, and industry standards, including additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules, regulations or industry standards concerning payments, loss of payment partners and/or disruptions or failures in our payment processing systems, partner systems or payment products, including products we use to update payment information, our revenue, operating expenses and results of operation could be adversely impacted. In certain instances, we leverage third parties such as our cable and other partners to bill subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to transition subscribers or otherwise find alternative methods of collecting payments, which could adversely impact member acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.
If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses.
The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. As our service and others like us gain traction in international markets, governments are increasingly looking to introduce new or extend legacy regulations to these services, in particular those related to broadcast media and tax. For example, European law enables individual member states to impose levies and other financial obligations on media operators located outside their jurisdiction. Several jurisdictions have and others may, over time, impose financial and regulatory obligations on us. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.
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
Our ability to provide our members with content they can watch depends on obtaining various rights from third parties upon terms acceptable to us, including distribution rights, to such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such rights vary. As content providers develop their own streaming services, they may be unwilling to provide us with access to certain content, including popular series or movies. If the studios, content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to stream content to our members may be adversely affected and/or our costs could increase. Certain licenses for content provide for the studios or other content providers to withdraw content from our service relatively quickly. Because of these provisions and other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we see the cost of certain programming increase. As we seek to differentiate our service, we are often focused on securing certain exclusive rights when obtaining content, including original content. We are also focused on programming an overall mix of content that delights our members in a cost efficient manner. Within this context, we are selective about the titles we add and renew to our service. If we do not maintain a compelling mix of content, our membership acquisition and retention may be adversely affected.
Music and certain authors’ performances contained within content we distribute may require us to obtain licenses for such distribution. In this regard, we engage in negotiations with collection management organizations (“CMOs”) and similar entities that hold certain rights to music and/or other interests in intellectual property (e.g. remuneration rights) in connection with streaming content into various territories. If we are unable to reach mutually acceptable terms with these organizations, we could become involved in litigation and/or could be enjoined from distributing certain content, which could adversely impact our business. Additionally, pending and ongoing litigation and negotiations between certain CMOs and other third parties in various territories could adversely impact our negotiations with CMOs, or result in music publishers represented by certain CMOs unilaterally withdrawing rights, and thereby adversely impact our ability to reach licensing agreements reasonably acceptable to us. Failure to reach such licensing agreements could expose us to potential liability for copyright infringement or otherwise increase our costs. Additionally, as the market for the digital distribution of content grows, a broader role for CMOs in the remuneration of authors, performers and other beneficiaries of neighboring rights could expose us to greater distribution expenses.
If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
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
Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes and the content we produce and distribute through our service. We use the intellectual property of third parties in creating some of our content, merchandising our products and marketing our service. From time to time, third parties allege that we have infringed or otherwise violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the internet. We have not searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current website, streaming technology, our recommendation and merchandising technology or inability to market our service or merchandise our products. We may also have to remove content from our service, or remove consumer products or marketing materials from the marketplace. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.
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
Our computer systems and those of third parties we use in our operations are subject to cybersecurity threats, including cyber-attacks such as computer viruses, denial of service attacks, physical or electronic break-ins and similar disruptions. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. Additionally, outside parties may attempt to induce employees, vendors, partners, or users to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including member and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. However, the techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate, detect or prevent unauthorized access or address all cybersecurity incidents that occur. Because of our prominence, we (and/or third parties we use) may be a particularly attractive target for such attacks, and from time to time, we have experienced an unauthorized release of certain digital content assets. However, to date these unauthorized releases have not had a material impact on our service, systems or business. There is no assurance that hackers may not have a material impact on our service or systems in the future. Our insurance does not cover expenses related to such disruptions or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of memberships and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.
We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks to help us stream TV series, documentaries and feature films and offer mobile games in high volume to Netflix members over the internet. Problems faced by us or our third-party “cloud” computing or other network providers, including technological or business-related disruptions, as well as cybersecurity threats and regulatory interference, could adversely impact the experience of our members.
We rely upon Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of the Amazon Web Services operation would impact our operations and our business would be adversely impacted.
Amazon Web Services (“AWS”) provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a "cloud" computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the vast majority of our computing on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. While the retail side of Amazon competes with us, we do not believe that Amazon will use the AWS operation in such a manner as to gain competitive advantage against our service, although if it were to do so it could harm our business.
If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operation could be adversely impacted.
We utilize a combination of proprietary and third-party technology to operate our business. This includes the technology that we have developed to recommend and merchandise content to our consumers as well as enable fast and efficient delivery of content to our members and their various consumer electronic devices. For example, we have built and deployed our own content-delivery network (“CDN”). To the extent Internet Service Providers (“ISPs”) do not interconnect with our CDN or charge us to access their networks, or if we experience difficulties in our CDN’s operation, our ability to efficiently and effectively deliver our streaming content to our members could be adversely impacted and our business and results of operation could be adversely affected. Likewise, if our recommendation and merchandising technology does not enable us to predict and recommend titles that our members will enjoy, our ability to attract and retain members may be adversely affected. We also utilize third-party technology to help market our service, process payments, and otherwise manage the daily operations of our business. If our technology or that of third-parties we utilize in our operations fails or otherwise operates improperly, including as a result of “bugs” or other errors in our development and deployment of software, our ability to operate our service, retain existing members and add new members may be impaired. Any harm to our members’ devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.
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
In the ordinary course of business and in particular in connection with content acquisition and merchandising our service to our members, we collect and utilize information supplied by our members, which may include personal information and other data. We are subject to laws, rules and regulations in the U.S. and in other countries relating to privacy and the collection, use and security of personal information, including but not limited to Regulation (EU) 2016/679 (also known as the General Data Protection Regulation or “GDPR”) and the California Privacy Rights Act ("CPRA"). Any actual or perceived failure to comply with the GDPR, the CCPA/CPRA, other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.
Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect, transfer and use information and other data, could have an adverse effect on our business. In addition, if we were to disclose information and other data about our members in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results. Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of member and other personal information, such as laws regarding data localization and/or restrictions on data export. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.
Our reputation and relationships with members would be harmed if member personal information and other data, particularly billing data, were to be accessed by unauthorized persons.
We maintain personal information and other data regarding our members, including names and billing information. This information and data is maintained on our own systems as well as that of third parties we use in our operations. With respect to billing information, such as credit card numbers, we rely on encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our members’ information and other data. Despite these measures and technologies we, our payment processing services or other third-party services we use such as AWS, could experience an unauthorized intrusion into our members’ information and other data. In the event of such a breach, current and potential members may become unwilling to provide the information to us necessary for them to remain or become members. We also may be required to notify regulators about any actual or perceived data breach (including various state Attorneys General, one or more EU data protection authorities, or other data protection authorities) as well as the individuals who are affected by the incident within strict time periods. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. We also maintain personal information and other data concerning our employees, as well as personal information of others working on our productions. Should an unauthorized intrusion into our members’ or employees’ personal information and other data and/or production personal information occur, our business could be adversely affected and our larger reputation with respect to data protection could be negatively impacted.
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
We have a substantial amount of indebtedness and other obligations, including streaming content obligations. Moreover, we may incur additional indebtedness in the future and incur other obligations, including additional streaming content obligations. If the financial markets become difficult or costly to access, our ability to raise additional capital may be negatively impacted. As of December 31, 2021, we had the equivalent of $15.5 billion aggregate principal amount of senior notes outstanding (“Notes”), some of which is denominated in currencies other than the U.S. dollar. In addition, we have entered into a revolving credit agreement that provides for a $1 billion unsecured revolving credit facility. As of December 31, 2021, we have not borrowed any amount under this revolving credit facility. As of December 31, 2021, we had approximately $7.4 billion of total content liabilities as reflected on our consolidated balance sheet, some of which is denominated in currencies other than the U.S. dollar. Such amount does not include streaming content commitments that do not meet the criteria for liability recognition, the amounts of which are significant. For more information on our streaming content obligations, including those not on our consolidated balance sheet, see Note 7, Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Our substantial indebtedness and other obligations, including streaming content obligations, may:
•make it difficult for us to satisfy our financial obligations, including making scheduled principal and interest payments on our Notes and our other obligations;
•limit our ability to borrow additional funds, if needed, for working capital, capital expenditures, acquisitions or other general business purposes;
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
•negative impacts from trade disputes; and
•implementation of regulations designed to stimulate the local production of film and TV series in order to promote and preserve local culture and economic activity, including local content quotas, investment obligations, and levies to support local film funds. For example, the European Union revised its Audio Visual Media Services Directive in 2018 to require that European works comprise at least thirty percent (30%) of media service providers’ catalogs, and to require prominence of those works.
Our failure to manage any of these risks successfully could harm our international operations and our overall business, and results of our operations.
We are subject to taxation related risks in multiple jurisdictions.
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred tax assets or liabilities and in evaluating our tax positions on a worldwide basis. While we believe our tax positions are consistent with the tax laws in the jurisdictions in which we conduct our business, it is possible that these positions may be challenged by jurisdictional tax authorities, which may have a significant impact on our global provision for taxes.
Tax laws are being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies and we have tax audits pending in several jurisdictions. The U.S. federal and state governments, countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in jurisdictions where we do business. If U.S. or other foreign tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.
Risks Related to Human Resources
We may lose key employees or may be unable to hire qualified employees.
We rely on the continued service of our senior management, including our Co-Chief Executive Officers, Reed Hastings and Ted Sarandos, members of our executive team and other key employees and the hiring of new qualified employees. In our industry, there is substantial and continuous competition for highly-skilled business, product development, technical, creative and other personnel. If we experience high executive turnover, fail to adapt our business practices to industry expectations, fail to implement succession plans for key employees, are not successful in recruiting new personnel or in retaining and motivating existing personnel, in instilling our culture in new employees, or improving our culture as we grow, our operations may be disrupted.
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

Risks Related to Our Stock Ownership
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable, although we have announced plans to modify some of these provisions over time..
Our charter documents in their current form may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they:
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
We have announced plans to eliminate the classified structure of our board of directors, subject to stockholder approval which may not be forthcoming, and also to revise the current director election standard, and to permit holders of our stock to call a special meeting of stockholders.
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
•the impact of our current stock repurchase program and any future stock repurchase program we may adopt;
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
Given the dynamic nature of our business, and the inherent limitations in predicting the future, forecasts of our revenues, operating margins, net income and number of paid membership additions and other financial and operating data may differ materially from actual results. Such discrepancies could cause a decline in the trading price of our common stock. In addition, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United

States of America also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. We base such estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, but actual results may differ from these estimates. For example, we estimate the content amortization pattern, beginning with the month of first availability, of any particular licensed or produced television series, documentary or feature film based upon various factors including historical and estimated viewing patterns. If actual viewing patterns differ from these estimates, the pattern and/or period of amortization would be changed and could affect the timing or recognition of content amortization. If we revise such estimates it could result in greater in-period expenses, which could cause us to miss our earnings guidance or negatively impact the results we report which could negatively impact our stock price. Further, events outside of our control may cause actual results to differ from our forecast. For example, the COVID-19 pandemic has disrupted historical acquisition and retention patterns, and has made forecasting more difficult.

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
Holders
As of December 31, 2021, there were approximately 2,548 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.
Company Purchases of Equity Securities
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. There were no repurchases during the quarter ended December 31, 2021. As of December 31, 2021, $4.4 billion remains available for repurchases.

Stock Performance Graph
Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, the following information relating to the price performance of our common stock shall not be deemed “filed” with the Commission or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.
The following graph compares, for the five year period ended December 31, 2021, the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the RDG Internet Composite Index. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2016, December 31, 2017, December 31, 2018, December 31, 2019, December 31, 2020 and December 31, 2021. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the RDG Internet Composite Index, respectively, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6.Reserved

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Results of Operations
The following represents our consolidated performance highlights:

	As of/ Year Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$29,515,496	$24,756,675	$19,859,230	19%
DVD revenues	182,348	239,381	297,217	(24)%
Total revenues	$29,697,844	$24,996,056	$20,156,447	19%

Global Streaming Memberships:
Paid net membership additions	18,181	36,573	27,831	(50)%
Paid memberships at end of period	221,844	203,663	167,090	9%
Average paying memberships	210,784	189,083	152,984	11%
Average monthly revenue per paying membership	$11.67	$10.91	$10.82	7%

Operating income	$6,194,509	$4,585,289	$2,604,254	35%
Operating margin	21%	18%	13%

Consolidated revenues for the year ended December 31, 2021 increased 19% as compared to the year ended December 31, 2020, due to the 11% growth in average paying memberships and a 7% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes and favorable fluctuations in foreign exchange rates. Paid net membership additions for the year ended December 31, 2021 decreased 50% as compared to the year ended December 31, 2020. Our service continues to grow globally, with over 90% of the paid net membership additions for the year ended December 31, 2021 coming from outside the United States and Canada (UCAN) region.
The increase in operating margin is due primarily to content amortization growing at a slower rate as compared to the 19% increase in revenues in part as a result of delays in content releases due to the COVID-19 pandemic.
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K for additional details. While most of our productions have resumed, certain of our productions continue to experience disruption, as do the productions of our third-party content suppliers. Other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production and post-production of content. Production disruptions and new health and safety protocols and requirements can result in additional costs including additional pay to cast and crew and use of PPE and testing. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our members, suppliers or vendors, or on our financial results.
Streaming Revenues

We derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of December 31,

2021, pricing on our paid plans ranged from the U.S. dollar equivalent of $2 to $27 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
The following tables summarize streaming revenue and other streaming membership information by region for the years ended December 31, 2021, 2020 and 2019.

United States and Canada (UCAN)

	As of/ Year Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020
	(in thousands, except revenue per membership and percentages)
Revenues	$12,972,100	$11,455,396	$10,051,208	$1,516,704	13%
Paid net membership additions	1,279	6,274	2,905	(4,995)	(80)%
Paid memberships at end of period (1)	75,215	73,936	67,662	1,279	2%
Average paying memberships	74,234	71,689	66,615	2,545	4%
Average monthly revenue per paying membership	$14.56	$13.32	$12.57	$1.24	9%
Constant currency change (2)					9%

Europe, Middle East, and Africa (EMEA)

	As of/ Year Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020
	(in thousands, except revenue per membership and percentages)
Revenues	$9,699,819	$7,772,252	$5,543,067	$1,927,567	25%
Paid net membership additions	7,338	14,920	13,960	(7,582)	(51)%
Paid memberships at end of period (1)	74,036	66,698	51,778	7,338	11%
Average paying memberships	69,518	60,425	44,731	9,093	15%
Average monthly revenue per paying membership	$11.63	$10.72	$10.33	$0.91	8%
Constant currency change (2)					4%

Latin America (LATAM)

	As of/ Year Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020
	(in thousands, except revenue per membership and percentages)
Revenues	$3,576,976	$3,156,727	$2,795,434	$420,249	13%
Paid net membership additions	2,424	6,120	5,340	(3,696)	(60)%
Paid memberships at end of period (1)	39,961	37,537	31,417	2,424	6%
Average paying memberships	38,573	35,297	28,391	3,276	9%
Average monthly revenue per paying membership	$7.73	$7.45	$8.21	$0.28	4%
Constant currency change (2)					8%
Asia-Pacific (APAC)

	As of/ Year Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020
	(in thousands, except revenue per membership and percentages)
Revenues	$3,266,601	$2,372,300	$1,469,521	$894,301	38%
Paid net membership additions	7,140	9,259	5,626	(2,119)	(23)%
Paid memberships at end of period (1)	32,632	25,492	16,233	7,140	28%
Average paying memberships	28,461	21,674	13,247	6,787	31%
Average monthly revenue per paying membership	$9.56	$9.12	$9.24	$0.44	5%
Constant currency change (2)					2%

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

(2) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the year ended December 31, 2021, our revenues would have been approximately $443 million lower had foreign currency exchange rates remained constant with those for the year ended December 31, 2020.

Cost of Revenues
Amortization of content assets makes up the majority of cost of revenues. Expenses directly associated with the acquisition, licensing and production of content (such as payroll and related personnel expenses, costs associated with obtaining rights to music included in our content, overall deals with talent, miscellaneous production related costs and participations and residuals), streaming delivery costs and other operations costs make up the remainder of cost of revenues. We have built our own global content delivery network (“Open Connect”) to help us efficiently stream a high volume of content to our members over the internet. Delivery expenses, therefore, include equipment costs related to Open Connect, payroll and related personnel expenses and all third-party costs, such as cloud computing costs, associated with delivering content over the internet. Other operations costs include customer service and payment processing fees, including those we pay to our integrated payment partners, as well as other costs directly incurred in making our content available to members.

	Year Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020
	(in thousands, except percentages)
Cost of revenues	$17,332,683	$15,276,319	$12,440,213	$2,056,364	13%
As a percentage of revenues	58%	61%	62%

The increase in cost of revenues for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to a $1,423 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. Other costs of revenues increased $633 million, primarily due to the continued growth in our content production activities, coupled with an increase in expenses associated with streaming delivery costs and payment processing fees driven by our growing member base. The decrease in cost of revenues as a percentage of revenues from 61% to 58% is primarily due to delays in content releases due to the COVID-19 pandemic, resulting in content amortization growing at a slower rate as compared to the growth in revenue.

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

	Year Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020
	(in thousands, except percentages)
Marketing	$2,545,146	$2,228,362	$2,652,462	$316,784	14%
As a percentage of revenues	9%	9%	13%

The increase in marketing expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to a $222 million increase in advertising expenses, partially offset by increased payments to our marketing partners. In addition, personnel-related costs increased $116 million, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

Technology and Development
Technology and development expenses consist primarily of payroll and related expenses for technology personnel responsible for making improvements to our service offerings, including testing, maintaining and modifying our user interface, our recommendations, merchandising and infrastructure. Technology and development expenses also include costs associated with general use computer hardware and software.

	Year Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020
	(in thousands, except percentages)
Technology and development	$2,273,885	$1,829,600	$1,545,149	$444,285	24%
As a percentage of revenues	8%	7%	8%

The increase in technology and development expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to a $384 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

	Year Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020
	(in thousands, except percentages)
General and administrative	$1,351,621	$1,076,486	$914,369	$275,135	26%
As a percentage of revenues	5%	4%	5%

The increase in general and administrative expenses for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to a $187 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service. In addition, third-party expenses, including costs for contractors and consultants, increased $66 million.

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

	Year Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020
	(in thousands, except percentages)
Interest expense	$765,620	$767,499	$626,023	$(1,879)	—%
As a percentage of revenues	3%	3%	3%

Interest expense for the year ended December 31, 2021 consisted primarily of $747 million of interest on our Notes. Interest expense for the year ended December 31, 2021 as compared to the year ended December 31, 2020 remained flat.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash and cash equivalents.

	Year Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020
	(in thousands, except percentages)
Interest and other income (expense)	$411,214	$(618,441)	$84,000	$1,029,655	166%
As a percentage of revenues	1%	(2)%	—%

Interest and other income (expense) increased primarily due to foreign exchange gains of $403 million for the year ended December 31, 2021 as compared to a loss of $660 million for the year ended December 31, 2020. The foreign exchange gain in the year ended December 31, 2021 was primarily driven by the non-cash $431 million gain from the remeasurement of our Senior Notes denominated in euros, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. The foreign exchange loss in the year ended December 31, 2020 was primarily driven by the non-cash $533 million loss from the remeasurement of our Senior Notes denominated in euros, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies.

Provision for Income Taxes

	Year Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020
	(in thousands, except percentages)
Provision for income taxes	$723,875	$437,954	$195,315	$285,921	65%
Effective tax rate	12%	14%	9%
The decrease in our effective tax rate for the year ended December 31, 2021 as compared to the year ended December 31, 2020 is primarily due to the establishment of a valuation allowance on the California R&D credit in the year ended December 31, 2020, offset primarily by a lower benefit on a percentage basis from excess tax benefits related to stock-based compensation.
In 2021, the difference between our 12% effective tax rate and the Federal statutory rate of 21% was primarily due to the recognition of excess tax benefits of stock-based compensation and the impact of international provisions of the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

	Year Ended December 31,		Change
	2021	2020	2021 vs. 2020
	(in thousands)
Cash, cash equivalents and restricted cash	$6,055,111	$8,238,870	$(2,183,759)	(27)%
Short-term and long-term debt	15,392,895	16,308,973	(916,078)	(6)%

Cash, cash equivalents and restricted cash decreased $2,184 million in the year ended December 31, 2021 primarily due to acquisitions, the repurchase of stock, purchases of property and equipment and repayment of debt, partially offset by cash provided by operations.
Debt, net of debt issuance costs, decreased $916 million primarily due to the repayment upon maturity of the $500 million aggregate principal amount of our 5.375% Senior Notes in February 2021, coupled with the remeasurement of our euro-denominated notes. The amount of principal and interest due in the next twelve months is $1,408 million. The amount of principal and interest due beyond the next twelve months is $18,638 million. As of December 31, 2021, no amounts had been borrowed under our $1 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. As of December 31, 2021, the Company has repurchased 1,182,410 shares of common stock for an aggregate amount of $600 million. As of December 31, 2021, $4.4 billion remains available for repurchases.
Our primary uses of cash include the acquisition, licensing and production of content, marketing programs, streaming delivery and personnel-related costs. Cash payment terms for non-original content are in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to continue to significantly increase our investments in global content, particularly in original content. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for the next twelve months and beyond.
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. Expected timing of those payments are as follows:

	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$23,161,360	$10,019,306	$13,142,054
Debt (2)	20,046,277	1,408,382	18,637,895
Operating lease obligations (3)	3,516,461	409,230	3,107,231
Total	$46,724,098	$11,836,918	$34,887,180

(1)As of December 31, 2021, content obligations were comprised of $4.3 billion included in "Current content liabilities" and $3.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $15.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

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
(2)Debt obligations include our Notes consisting of principal and interest payments. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further details.

(3)See Note 5 Balance Sheet Components in the accompanying notes to our consolidated financial statements for further details regarding leases. As of December 31, 2021, the Company has additional operating leases for real estate that have not yet commenced of $366 million which has been included above. Total lease obligations as of December 31, 2021 increased $677 million from $2,839 million as of December 31, 2020 to $3,516 million as of December 31, 2021 due to growth in facilities to support our growing headcount and growing number of original productions.

In addition, as of December 31, 2021, we had gross unrecognized tax benefits of $203 million, of which $39 million was classified in “Other non-current liabilities" in the Consolidated Balance Sheets. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.
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

	Year Ended December 31,			Change
	2021	2020	2019	2021 vs. 2020
	(in thousands)
Net cash provided by (used in) operating activities	$392,610	$2,427,077	$(2,887,322)	$(2,034,467)	(84)%
Net cash used in investing activities	(1,339,853)	(505,354)	(387,064)	(834,499)	(165)%
Net cash provided by (used in) financing activities	(1,149,776)	1,237,311	4,505,662	(2,387,087)	(193)%

Non-GAAP reconciliation of free cash flow:
Net cash provided by (used in) operating activities	392,610	2,427,077	(2,887,322)	(2,034,467)	(84)%
Purchases of property and equipment	(524,585)	(497,923)	(253,035)	(26,662)	(5)%
Change in other assets	(26,919)	(7,431)	(134,029)	(19,488)	(262)%
Free cash flow	$(158,894)	$1,921,723	$(3,274,386)	$(2,080,617)	(108)%

Net cash provided by operating activities decreased $2,034 million from the year ended December 31, 2020 to $393 million for the year ended December 31, 2021 primarily driven by an increase in investments in content that require more upfront cash payments, partially offset by a $4,702 million or 19% increase in revenues. The payments for content assets increased $4,933 million, from $12,537 million to $17,469 million, or 39%, as compared to the increase in the amortization of content assets of $1,423 million, from $10,807 million to $12,230 million, or 13%. The increase in payments for content assets was primarily driven by delays in productions resulting from the pandemic that impacted the prior year, which resulted in the timing of certain production payments being shifted into the current year. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities increased $834 million, primarily due to acquisitions.
Net cash provided by (used in) financing activities decreased $2,387 million primarily due to no debt issuances in the year ended December 31, 2021 as compared to proceeds from the issuance of debt of $1,002 million, net of $8 million issuance costs in the year ended December 31, 2020, coupled with the repurchases of common stock for an aggregate amount of $600 million in the year ended December 31, 2021 and repayment upon maturity of the $500 million aggregate principal amount of our 5.375% Senior Notes in February 2021.
Free cash flow was $5,275 million lower than net income for the year ended December 31, 2021 primarily due to $5,239 million of cash payments for content assets over amortization expense, $431 million of non-cash remeasurement gain on our euro-denominated debt and $8 million other non-favorable working capital differences, partially offset by $403 million of non-cash stock-based compensation expenses.
Free cash flow was $840 million lower than net income for the year ended December 31, 2020 primarily due to $1,730 million of cash payments for content assets over amortization expense and $308 million in other non-favorable working capital differences, partially offset by $533 million of non-cash remeasurement loss on our euro-denominated debt, $415 million of non-cash stock-based compensation expenses, and a $250 million non-cash valuation allowance on the California R&D credit.
Indemnifications
The information set forth under Note 8 Guarantees - Indemnification Obligations in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K is incorporated herein by reference.
Critical Accounting Estimates
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
Based on factors including historical and estimated viewing patterns, we amortize the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations over the shorter of each title's contractual window of availability or estimated period of use or ten years, beginning with the month of first availability. The amortization is on an accelerated basis, as we typically expect more upfront viewing, and film amortization is more accelerated than TV series amortization. On average, over 90% of a licensed or produced content asset is expected to be amortized within four years after its month of first availability. We review factors that impact the amortization of the content assets on a regular basis. Our estimates related to these factors require considerable management judgment.
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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of December 31, 2021 the valuation allowance of $318 million was related to the California research and development credits and certain foreign tax attributes that we do not expect to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2021, our estimated gross unrecognized tax benefits were $203 million of which $136 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.
See Note 10 Income Taxes to the consolidated financial statements for further information regarding income taxes.
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

Interest Rate Risk
At December 31, 2021, our cash equivalents were generally invested in money market funds. Interest paid on such funds fluctuates with the prevailing interest rate.
As of December 31, 2021, we had $15.5 billion of debt, consisting of fixed rate unsecured debt in fifteen tranches due between 2022 and 2030. Refer to Note 6 to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.

Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for 57% of the consolidated amount for the year ended December 31, 2021. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Canadian dollar, the Mexican peso, the Australian dollar, and the Japanese yen.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. For the year ended December 31, 2021, our revenues would have been approximately $443 million lower had foreign currency exchange rates remained constant with those for the year ended December 31, 2020.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the year ended December 31, 2021, we recognized a $403 million foreign exchange gain primarily due to the non-cash remeasurement of our Senior Notes denominated in euros, partially offset by the remeasurement of cash and content liability positions denominated in currencies other than functional currencies.
In addition, the effect of exchange rate changes on cash and cash equivalents in the year ended December 31, 2021 was an decrease of $87 million.
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

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.Controls and Procedures
(a)Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

(b)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act.) Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Netflix, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Netflix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated January 27, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Jose, California
January 27, 2022

Item 9B.Other Information
None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

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

None.

NETFLIX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Netflix, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 27, 2022 expressed an unqualified opinion thereon.

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
San Jose, California
January 27, 2022

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2021	2020	2019
Revenues	$29,697,844	$24,996,056	$20,156,447
Cost of revenues	17,332,683	15,276,319	12,440,213
Marketing	2,545,146	2,228,362	2,652,462
Technology and development	2,273,885	1,829,600	1,545,149
General and administrative	1,351,621	1,076,486	914,369
Operating income	6,194,509	4,585,289	2,604,254
Other income (expense):
Interest expense	(765,620)	(767,499)	(626,023)
Interest and other income (expense)	411,214	(618,441)	84,000
Income before income taxes	5,840,103	3,199,349	2,062,231
Provision for income taxes	(723,875)	(437,954)	(195,315)
Net income	$5,116,228	$2,761,395	$1,866,916

Earnings per share:
Basic	$11.55	$6.26	$4.26
Diluted	$11.24	$6.08	$4.13
Weighted-average common shares outstanding:
Basic	443,155	440,922	437,799
Diluted	455,372	454,208	451,765

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2021	2020	2019
Net income	$5,116,228	$2,761,395	$1,866,916
Other comprehensive income (loss):
Foreign currency translation adjustments	(84,893)	67,919	(3,939)
Comprehensive income	$5,031,335	$2,829,314	$1,862,977

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$5,116,228	$2,761,395	$1,866,916
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Additions to content assets	(17,702,202)	(11,779,284)	(13,916,683)
Change in content liabilities	232,898	(757,433)	(694,011)
Amortization of content assets	12,230,367	10,806,912	9,216,247
Depreciation and amortization of property, equipment and intangibles	208,412	115,710	103,579
Stock-based compensation expense	403,220	415,180	405,376
Foreign currency remeasurement loss (gain) on debt	(430,661)	533,278	(45,576)
Other non-cash items	376,777	293,126	228,230
Deferred income taxes	199,548	70,066	(94,443)
Changes in operating assets and liabilities:
Other current assets	(369,681)	(187,623)	(252,113)
Accounts payable	145,115	(41,605)	96,063
Accrued expenses and other liabilities	180,338	198,183	157,778
Deferred revenue	91,350	193,247	163,846
Other non-current assets and liabilities	(289,099)	(194,075)	(122,531)
Net cash provided by (used in) operating activities	392,610	2,427,077	(2,887,322)
Cash flows from investing activities:
Purchases of property and equipment	(524,585)	(497,923)	(253,035)
Change in other assets	(26,919)	(7,431)	(134,029)
Acquisitions	(788,349)	—	—
Net cash used in investing activities	(1,339,853)	(505,354)	(387,064)
Cash flows from financing activities:
Proceeds from issuance of debt	—	1,009,464	4,469,306
Debt issuance costs	—	(7,559)	(36,134)
Repayments of debt	(500,000)	—	—
Proceeds from issuance of common stock	174,414	235,406	72,490
Repurchases of common stock	(600,022)	—	—
Taxes paid related to net share settlement of equity awards	(224,168)	—	—
Net cash provided by (used in) financing activities	(1,149,776)	1,237,311	4,505,662
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(86,740)	36,050	469
Net increase (decrease) in cash, cash equivalents and restricted cash	(2,183,759)	3,195,084	1,231,745
Cash, cash equivalents and restricted cash, beginning of year	8,238,870	5,043,786	3,812,041
Cash, cash equivalents and restricted cash, end of year	$6,055,111	$8,238,870	$5,043,786
Supplemental disclosure:
Income taxes paid	$509,265	$291,582	$400,658
Interest paid	763,432	762,904	599,132
See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$6,027,804	$8,205,550
Other current assets	2,042,021	1,556,030
Total current assets	8,069,825	9,761,580
Content assets, net	30,919,539	25,383,950
Property and equipment, net	1,323,453	960,183
Other non-current assets	4,271,846	3,174,646
Total assets	$44,584,663	$39,280,359
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,292,967	$4,429,536
Accounts payable	837,483	656,183
Accrued expenses and other liabilities	1,449,351	1,102,196
Deferred revenue	1,209,342	1,117,992
Short-term debt	699,823	499,878
Total current liabilities	8,488,966	7,805,785
Non-current content liabilities	3,094,213	2,618,084
Long-term debt	14,693,072	15,809,095
Other non-current liabilities	2,459,164	1,982,155
Total liabilities	28,735,415	28,215,119
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2021 and December 31, 2020; no shares issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, 0.001 par value; 4,990,000,000 shares authorized at December 31, 2021 and December 31, 2020; 443,963,107 and 442,895,261 issued and outstanding at December 31, 2021 and December 31, 2020, respectively	4,024,561	3,447,698
Treasury stock at cost (1,564,478 shares at December 31, 2021)	(824,190)	—
Accumulated other comprehensive income (loss)	(40,495)	44,398
Retained earnings	12,689,372	7,573,144
Total stockholders’ equity	15,849,248	11,065,240
Total liabilities and stockholders’ equity	$44,584,663	$39,280,359

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock and Additional Paid-in Capital		Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2018	436,598,597	$2,315,988	$—	$(19,582)	$2,942,359	$5,238,765
Net income	—	—	—	—	1,866,916	1,866,916
Other comprehensive loss	—	—	—	(3,939)	—	(3,939)
Issuance of common stock upon exercise of options	2,208,052	72,565	—	—	—	72,565
Stock-based compensation expense	—	405,376	—	—	—	405,376
Adoption of ASU 2016-02, Leases (Topic 842)	—	—	—	—	2,474	2,474
Balances as of December 31, 2019	438,806,649	$2,793,929	$—	$(23,521)	$4,811,749	$7,582,157
Net income	—	—	—	—	2,761,395	2,761,395
Other comprehensive income	—	—	—	67,919	—	67,919
Issuance of common stock upon exercise of options	4,088,612	238,589	—	—	—	238,589
Stock-based compensation expense	—	415,180	—	—	—	415,180
Balances as of December 31, 2020	442,895,261	$3,447,698	$—	$44,398	$7,573,144	$11,065,240
Net income	—	—	—	—	5,116,228	5,116,228
Other comprehensive loss	—	—	—	(84,893)	—	(84,893)
Issuance of common stock upon exercise of options	2,632,324	173,643	—	—	—	173,643
Repurchases of common stock	(1,182,410)	—	(600,022)	—	—	(600,022)
Shares withheld related to net share settlement	(382,068)	—	(224,168)	—	—	(224,168)
Stock-based compensation expense	—	403,220	—	—	—	403,220
Balances as of December 31, 2021	443,963,107	$4,024,561	$(824,190)	$(40,495)	$12,689,372	$15,849,248

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies
Description of Business
Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is one of the world’s leading entertainment services with approximately 222 million paid memberships in over 190 countries enjoying TV series, documentaries, feature films and mobile games across a wide variety of genres and languages. Members can engage as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials. Additionally, the Company continues to offer its DVD-by-mail service in the United States ("U.S.").
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
Recently issued accounting pronouncements not yet adopted
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. While the Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, it does not expect ASU 2021-08 to have a material effect, if any, on its consolidated financial statements.
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
Based on factors including historical and estimated viewing patterns, the Company amortizes the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations over the shorter of each title's contractual window of availability or estimated period of use or ten years, beginning with the month of first availability. The amortization is on an accelerated basis, as the Company typically expects more upfront viewing, and film amortization is more accelerated than TV series amortization. On average, over 90% of a licensed or produced content asset is expected to be amortized within four years after its month of first availability. The Company reviews factors impacting the amortization of the content assets on an ongoing basis. The Company's estimates related to these factors require considerable management judgment.
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
Acquisitions

The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. In addition, uncertain tax positions, tax-related valuation allowances and pre-acquisition contingencies are initially recorded in connection with a business combination as of the acquisition date. Intangible assets are amortized over their estimated useful lives.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the shorter of the estimated useful lives of the respective assets, generally up to 30 years, or the expected lease term for leasehold improvements, if applicable.
Trade Receivables
Trade receivables consist primarily of amounts related to members and payment partners that collect membership fees on the Company's behalf. The Company evaluates the need for an allowance for credit losses based on historical collection trends, the financial condition of its payment partners, and external market factors. The Company's allowance for credit losses was not material as of December 31, 2021 and December 31, 2020.
Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to the Company’s partners, including consumer electronics ("CE") manufacturers, multichannel video programming distributors ("MVPDs"), mobile operators and internet service providers ("ISPs"). Advertising expenses include promotional activities such as digital and television advertising. Advertising costs are expensed as incurred. Advertising expenses were $1,669 million, $1,447 million and $1,879 million for the years ended December 31, 2021, 2020 and 2019, respectively. Marketing expenses also include payroll and related expenses for personnel that support the Company's marketing activities.
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

The Company did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. The Company may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. See Note 10 Income Taxes to the consolidated financial statements for further information regarding income taxes.
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
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in interest and other income (expense). Foreign currency transactions resulted in a gain of $403 million, a loss of $660 million, and a gain of $7 million for the years ended December 31, 2021, 2020 and 2019, respectively. These gains and losses were primarily due to the non-cash remeasurement of our Senior Notes denominated in euros and the remeasurement of cash and content liability positions denominated in currencies other than functional currencies.
Stock-Based Compensation
The Company grants fully vested non-qualified stock options to its employees on a monthly basis. As a result of immediate vesting, stock-based compensation expense is fully recognized on the grant date, and no estimate is required for post-vesting option forfeitures. See Note 9 Stockholders' Equity to the consolidated financial statements for further information regarding stock-based compensation.

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
The following tables summarize streaming revenues, paid net membership additions, and ending paid memberships by region for the years December 31, 2021, 2020 and 2019, respectively:

United States and Canada (UCAN)

	As of/ Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues	$12,972,100	$11,455,396	$10,051,208
Paid net membership additions	1,279	6,274	2,905
Paid memberships at end of period	75,215	73,936	67,662

Europe, Middle East, and Africa (EMEA)

	As of/ Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues	$9,699,819	$7,772,252	$5,543,067
Paid net membership additions	7,338	14,920	13,960
Paid memberships at end of period	74,036	66,698	51,778

Latin America (LATAM)

	As of/ Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues	$3,576,976	$3,156,727	$2,795,434
Paid net membership additions	2,424	6,120	5,340
Paid memberships at end of period	39,961	37,537	31,417

Asia-Pacific (APAC)

	As of/ Year Ended December 31,
	2021	2020	2019
	(in thousands)
Revenues	$3,266,601	$2,372,300	$1,469,521
Paid net membership additions	7,140	9,259	5,626
Paid memberships at end of period	32,632	25,492	16,233

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
Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $12.1 billion, $10.8 billion and $9.5 billion for the years ended December 31, 2021, 2020 and 2019, respectively. DVD revenues were $0.2 billion, $0.2 billion, and $0.3 billion for the years ended December 31, 2021, 2020 and 2019, respectively.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift and other prepaid memberships that have not been fully redeemed. As of December 31, 2021, total deferred revenue was $1,209 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $91 million increase in deferred revenue as compared to the balance of $1,118 million for the year ended December 31, 2020, is a result of the increase in membership fees billed due to increased memberships and average monthly revenue per paying member.

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

	Year ended December 31,
	2021	2020	2019
	(in thousands, except per share data)
Basic earnings per share:
Net income	$5,116,228	$2,761,395	$1,866,916
Shares used in computation:
Weighted-average common shares outstanding	443,155	440,922	437,799
Basic earnings per share	$11.55	$6.26	$4.26
Diluted earnings per share:
Net income	$5,116,228	$2,761,395	$1,866,916
Shares used in computation:
Weighted-average common shares outstanding	443,155	440,922	437,799
Employee stock options	12,217	13,286	13,966
Weighted-average number of shares	455,372	454,208	451,765
Diluted earnings per share	$11.24	$6.08	$4.13
Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Employee stock options	348	484	1,588

4.Cash, Cash Equivalents and Restricted Cash

The following tables summarize the Company's cash, cash equivalents and restricted cash as of December 31, 2021 and 2020:

	As of December 31, 2021
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,103,613	$3,189	$23,972	$4,130,774
Level 1 securities:
Money market funds	1,924,191	—	146	1,924,337

	$6,027,804	$3,189	$24,118	$6,055,111

	As of December 31, 2020
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$3,331,860	$1,783	$31,284	$3,364,927
Level 1 securities:
Money market funds	4,573,690	—	253	4,573,943
Level 2 securities:
Foreign Time Deposits	300,000	—	—	300,000

	$8,205,550	$1,783	$31,537	$8,238,870

Other current assets include restricted cash for deposits related to self insurance. Non-current assets include restricted cash related to letter of credit agreements. Foreign time deposits of $300 million, classified as Level 2 securities, were included in Cash and cash equivalents on the Company's Balance Sheet as of December 31, 2020. The fair value of cash equivalents included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.
See Note 6 Debt to the consolidated financial statements for further information regarding the fair value of the Company’s senior notes.

5.Balance Sheet Components
Content Assets, Net
Content assets consisted of the following:

	As of December 31,
	2021	2020
	(in thousands)
Licensed content, net	$13,799,221	$13,747,607

Produced content, net
Released, less amortization	6,877,743	5,809,681
In production	9,235,975	4,827,455
In development and pre-production	1,006,600	999,207
	17,120,318	11,636,343

Content assets, net	$30,919,539	$25,383,950
As of December 31, 2021, approximately $6,008 million, $3,149 million, and $1,944 million of the $13,799 million unamortized cost of the licensed content is expected to be amortized in each of the next three years. As of December 31, 2021, approximately $2,736 million, $1,884 million, and $1,138 million of the $6,878 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of December 31, 2021, the amount of accrued participations and residuals was not material.

The following table represents the amortization of content assets:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Licensed content	$8,055,811	$7,544,631	$7,242,799
Produced content	4,174,556	3,262,281	1,973,448
Total	$12,230,367	$10,806,912	$9,216,247

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of December 31,		Estimated Useful Lives (in Years)
	2021	2020
	(in thousands)
Land	$82,381	$50,700
Buildings	48,123	42,717	30 years
Leasehold improvements	863,342	524,537	Over life of lease
Furniture and fixtures	139,809	110,185	3 years
Information technology	380,452	283,014	3 years
Corporate aircraft	110,978	110,629	8 years
Machinery and equipment	32,426	34,633	3-5 years
Capital work-in-progress	282,248	298,558
Property and equipment, gross	1,939,759	1,454,973
Less: Accumulated depreciation	(616,306)	(494,790)
Property and equipment, net	$1,323,453	$960,183

Leases
The Company has entered into operating leases primarily for real estate. These leases generally have terms which range from 1 year to 15 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to 20 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in "Other non-current assets" on the Company's Consolidated Balance Sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Company's Consolidated Balance Sheets.  Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's Consolidated Balance Sheets. All operating lease expense is recognized on a straight-line basis over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.
The components of lease costs for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Operating lease cost	$389,805	$323,905	$218,142
Short-term lease cost	152,765	116,606	229,747
Total lease cost	$542,570	$440,511	$447,889

Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Year ended December 31,
	2021	2020	2019
	(in thousands)
Cash paid for operating lease liabilities	$349,586	$259,559	$192,084
Right-of-use assets obtained in exchange for new operating lease obligations (1)	764,142	729,942	1,672,462
(1) Balance as of December 31, 2019 includes $743 million for operating leases existing on January 1, 2019.

	As of December 31,
	2021	2020
	(in thousands, except lease term and discount rate)
Operating lease right-of-use assets, net	$2,446,573	$2,037,726

Current operating lease liabilities	$315,189	$256,222
Non-current operating lease liabilities	2,408,486	1,945,631
Total operating lease liabilities	$2,723,675	$2,201,853

Weighted-average remaining lease term	9.2 years	8.9 years
Weighted-average discount rate	3.1%	3.6%

Maturities of operating lease liabilities as of December 31, 2021 were as follows (in thousands):

Due in 12 month period ended December 31,
2022	$395,932
2023	378,774
2024	358,442
2025	340,028
2026	335,151
Thereafter	1,332,662
3,140,989
Less imputed interest	(417,314)
Total operating lease liabilities	2,723,675
The Company has additional operating leases for real estate of $366 million which have not commenced as of December 31, 2021, and as such, have not been recognized on the Company's Consolidated Balance Sheets. These operating leases are expected to commence in 2022 and 2023 with lease terms between 5 year and 14 years.

Other Current Assets

Other current assets consisted of the following:

	As of
	December 31, 2021	December 31, 2020
	(in thousands)
Trade receivables	$804,320	$610,819
Prepaid expenses	323,818	203,042
Other	913,883	742,169
Total other current assets	$2,042,021	$1,556,030

6.Debt

As of December 31, 2021, the Company had aggregate outstanding notes of $15,393 million, net of $92 million of issuance costs, with varying maturities (the "Notes"). Of the outstanding balance, $700 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2020, the Company had aggregate outstanding long-term notes of $16,309 million, net of $107 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain totaling $431 million for the year ended December 31, 2021).

The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of December 31, 2021 and December 31, 2020:

	Principal Amount at Par				Level 2 Fair Value as of
	December 31, 2021	December 31, 2020	Issuance Date	Maturity	December 31, 2021	December 31, 2020
	(in millions)				(in millions)
5.375% Senior Notes	$—	$500	February 2013	February 2021	$—	$502
5.500% Senior Notes	700	700	February 2015	February 2022	704	735
5.750% Senior Notes	400	400	February 2014	March 2024	437	449
5.875% Senior Notes	800	800	February 2015	February 2025	899	921
3.000% Senior Notes (1)	535	574	April 2020	June 2025	581	616
3.625% Senior Notes	500	500	April 2020	June 2025	529	535
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,111	1,110
3.625% Senior Notes (1)	1,480	1,588	May 2017	May 2027	1,702	1,776
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,829	1,807
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	2,293	2,280
4.625% Senior Notes (1)	1,252	1,344	October 2018	May 2029	1,565	1,630
6.375% Senior Notes	800	800	October 2018	May 2029	999	995
3.875% Senior Notes (1)	1,366	1,466	April 2019	November 2029	1,651	1,700
5.375% Senior Notes	900	900	April 2019	November 2029	1,068	1,061
3.625% Senior Notes (1)	1,252	1,344	October 2019	June 2030	1,493	1,533
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,169	1,155
	$15,485	$16,416			$18,030	$18,805

(1) The following Senior Notes have a principal amount denominated in euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of December 31, 2021 and December 31, 2020, the Company was in compliance with all related covenants.

Revolving Credit Facility

On June 17, 2021, the Company amended its unsecured revolving credit facility ("Revolving Credit Agreement") to, among other things, extend the maturity date from March 29, 2024 to June 17, 2026 and to increase the size of the facility from

$750 million to $1 billion. Revolving loans may be borrowed, repaid and reborrowed until June 17, 2026, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of December 31, 2021, no amounts have been borrowed under the Revolving Credit Agreement.

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

The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of December 31, 2021 and December 31, 2020, the Company was in compliance with all related covenants.

7.Commitments and Contingencies
Content
At December 31, 2021, the Company had $23.2 billion of obligations comprised of $4.3 billion included in "Current content liabilities" and $3.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $15.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
At December 31, 2020, the Company had $19.2 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $2.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $12.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these content obligations is as follows:

	As of December 31,
	2021	2020
	(in thousands)
Less than one year	$10,019,306	$8,980,868
Due after one year and through 3 years	9,238,315	7,819,563
Due after 3 years and through 5 years	3,238,977	1,973,091
Due after 5 years	664,762	445,308
Total content obligations	$23,161,360	$19,218,830

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
A summary of the activities related to the Company’s stock option plans is as follows:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted- Average Exercise Price (per Share)
Balances as of December 31, 2018	8,699,941	20,479,278	$89.61
Granted	(2,588,380)	2,588,380	320.66
Exercised	—	(2,208,052)	32.88
Expired	—	(280)	6.74
Balances as of December 31, 2019	6,111,561	20,859,326	$124.28
New Shares Authorized	17,500,000	—	—
Granted	(1,909,476)	1,909,476	432.34
Exercised		(4,088,612)	58.35
Expired	—	(3,380)	27.54
Balances as of December 31, 2020	21,702,085	18,676,810	$170.23
Granted	(1,556,725)	1,556,725	554.11
Exercised	—	(2,632,324)	65.97
Expired	—	(5,360)	34.63
Balances as of December 31, 2021	20,145,360	17,595,851	$219.83
Vested and exercisable at December 31, 2021		17,595,851	$219.83
The aggregate intrinsic value of the Company's outstanding stock options as of December 31, 2021 was $6,744 million and represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2021 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2021. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2021, 2020 and 2019 was $1,363 million, $1,596 million and $666 million, respectively. The weighted-average remaining contractual term of the Company's outstanding stock options as of December 31, 2021 included in the table above was 5.37 years.
Cash received from option exercises for the years ended December 31, 2021, 2020 and 2019 was $174 million, $235 million and $72 million, respectively. The Company records stock option exercises based on trade date.

Stock-Based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Year Ended December 31,
	2021	2020	2019
Dividend yield	—%	—%	—%
Expected volatility	34% - 41%	37% - 45%	37% - 41%
Risk-free interest rate	1.08% - 1.62%	0.67% - 1.71%	1.74% - 2.74%
Suboptimal exercise factor	3.81 - 3.98	3.34 - 3.67	3.07 - 3.23
Valuation data:
Weighted-average fair value (per share)	$259.01	$217.42	$156.60
Total stock-based compensation expense (in thousands)	403,220	415,180	405,376
Total income tax impact on provision (in thousands)	89,642	91,718	90,856

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
Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the twelve months ended December 31, 2021, the Company repurchased 1,182,410 shares, for an aggregate amount of $600 million. As of December 31, 2021, $4.4 billion remain available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of December 31, 2021, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.

10.    Income Taxes
Income before provision for income taxes was as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
United States	$5,365,547	$2,789,064	$1,719,326
Foreign	474,556	410,285	342,905
Income before income taxes	$5,840,103	$3,199,349	$2,062,231

The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Current tax provision:
Federal	$57,526	$24,221	$21,498
State	109,641	65,821	45,228
Foreign	357,189	277,846	223,328
Total current	524,356	367,888	290,054
Deferred tax provision:
Federal	188,937	(57,765)	(28,003)
State	(2,700)	164,685	(54,507)
Foreign	13,282	(36,854)	(12,229)
Total deferred	199,519	70,066	(94,739)
Provision for income taxes	$723,875	$437,954	$195,315
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Expected tax expense at U.S. Federal statutory rates	$1,226,422	$671,864	$433,059
State income taxes, net of Federal income tax effect	111,400	65,808	47,909
Foreign earnings at other than U.S. rates	(23,963)	12,212	56,969
Federal and California R&D tax credits	(82,909)	(113,882)	(134,523)
Valuation allowance on California R&D tax credits	—	183,283	—
Excess tax benefits on stock-based compensation	(290,899)	(339,436)	(148,693)
Tax effects of the Tax Cuts and Jobs Act	(254,763)	(87,194)	(127,534)
Global corporate structure simplification	—	—	35,939
Nondeductible Officers Compensation	26,874	30,351	24,111
Other	11,713	14,948	8,078
Provision for income taxes	$723,875	$437,954	$195,315
Effective Tax Rate	12%	14%	9%

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2021	2020
	(in thousands)
Deferred tax assets:
Stock-based compensation	$351,238	$296,646
Federal and California tax R&D credits	484,793	513,413
Foreign tax credits	2,045	—
Accruals and reserves	165,214	74,239
Operating leases	570,830	436,838
Foreign Net Operating Losses	8,043	29,894
Unrealized Gain/Loss	13,772	114,884
Other	5,420	2,543
Gross deferred tax assets	1,601,355	1,468,457
Depreciation & amortization	(388,115)	(229,142)
Operating leases	(506,403)	(400,380)
Acquisitions	(240,334)	—
Gross deferred tax liabilities	(1,134,852)	(629,522)
Valuation allowance	(318,408)	(249,844)
Net deferred tax assets	$148,095	$589,091
All deferred tax assets are classified as “Other non-current assets” on the Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2021, the valuation allowance of $318 million was related to the California R&D credits and certain foreign tax attributes that the Company does not expect to realize.
As of December 31, 2021, the Company's Federal R&D tax credit and state tax credit carryforwards for tax return purposes were $274 million, and $456 million, respectively. The Federal R&D tax credit carryforwards expire through 2041. State tax credit carryforwards can be carried forward indefinitely.
The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as “Other non-current liabilities” and a reduction of deferred tax assets which is classified as "Other non-current assets" in the Consolidated Balance Sheets. As of December 31, 2021, the total amount of gross unrecognized tax benefits was $203 million, of which $136 million, if recognized, would favorably impact the Company’s effective tax rate. As of December 31, 2020, the total amount of gross unrecognized tax benefits was $140 million, of which $86 million, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balances as of December 31, 2019	$66,768
Increases related to tax positions taken during prior periods	11,943
Decreases related to tax positions taken during prior periods	(3,697)
Increases related to tax positions taken during the current period	65,110
Decreases related to expiration of statute of limitations	—
Balances as of December 31, 2020	140,124
Increases related to tax positions taken during prior periods	27,116
Decreases related to tax positions taken during prior periods	—
Increases related to tax positions taken during the current period	35,317
Decreases related to expiration of statute of limitations	—
Balances as of December 31, 2021	$202,557

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes and in “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company's provision for income taxes were not material in all the periods presented.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for years 2016 through 2018 and is subject to examination for 2019 and 2020. The foreign and state tax returns for years 2015 through 2020 are subject to examination by various states and foreign jurisdictions. While the Company is in various stages of inquiries and examinations for some state and federal taxing authorities, we believe that our tax positions will more likely than not be sustained. Nonetheless, it is possible that future obligations related to these matters could arise.
Given the potential outcome of the current examinations as well as the impact of the current examinations on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible adjustments cannot be made at this time.

11.    Employee Benefit Plan
The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 80% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board. During 2021, 2020 and 2019, the Company’s matching contributions totaled $85 million, $69 million and $47 million, respectively.
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
The following table summarizes the Company's contributions to multiemployer pension and health plans for the years ended December 31, 2021, 2020 and 2019, respectively:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Pension benefits	$111,133	$78,060	$89,703
Health benefits	83,153	52,322	44,351
Total contributions	$194,286	$130,382	$134,054

12.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its co-chief executive officers, who review financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
    Total U.S. revenues were $12.1 billion, $10.8 billion and $9.5 billion for the years ended December 31, 2021, 2020 and 2019, respectively. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
    The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets were located as follows:

	As of December 31,
	2021	2020
	(in thousands)
United States	$2,833,059	$2,224,891
International	936,967	773,018

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015
3.2	Amended and Restated Bylaws	8-K	001-35727	3.1	December 18, 2020
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014
4.3	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015
4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015
4.5	Indenture, dated as of October 27, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	October 27, 2016
4.6	First Supplemental Indenture, dated as of September 24, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	10-Q	001-35727	4.7	April 20, 2017
4.7	Indenture, dated as of May 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	May 3, 2017
4.8	Indenture, dated as of October 26, 2017, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	October 26, 2017
4.9	Indenture, dated as of April 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	April 26, 2018
4.10	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (6.375% Senior Notes due 2029)	8-K	001-35727	4.1	October 26, 2018
4.11	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.625% Senior Notes due 2029)	8-K	001-35727	4.3	October 26, 2018
4.12	Indenture, dated as of April 29, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (5.375% Senior Notes due 2029)	8-K	001-35727	4.1	April 29, 2019
4.13	Indenture, dated as of April 29, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.875% Senior Notes due 2029)	8-K	001-35727	4.3	April 29, 2019
4.14	Indenture, dated as of October 25, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.875% Senior Notes due 2030)	8-K	001-35727	4.1	October 25, 2019
4.15	Indenture, dated as of October 25, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.625% Senior Notes due 2030)	8-K	001-35727	4.3	October 25, 2019
4.16	Indenture, dated as of April 28, 2020, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.625% Senior Notes due 2025)	8-K	001-35727	4.1	April 28, 2020

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.17	Indenture, dated as of April 28, 2020, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.000% Senior Notes due 2025)	8-K	001-35727	4.3	April 28, 2020
4.18	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-35727	4.17	January 29, 2020
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	Amended and Restated 2002 Stock Plan	Def 14A	000-49802	A	March 31, 2006
10.3†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.4†	2020 Stock Plan	Def 14A	001-35727	A	April 22, 2020
10.5†	Description of Director Equity Compensation Plan	8-K	001-35727	Item 5.02	January 24, 2018
10.6†	Performance Bonus Plan	Def 14A	001-35727	A	April 28, 2014
10.7†	Amended and Restated Executive Severance and Retention Incentive Plan	8-K	001-35727	10.1	September 10, 2021
10.8	Revolving Credit Agreement among the Company, Deutsche bank AG New York Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A. and the administrative agent, dated as of July 27, 2017	10-Q	001-35727	10.15	October 18, 2017
10.9	First Amendment Agreement, dated as of March 29, 2019, among Netflix, Inc., the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	001-35727	10.1	April 1, 2019
10.10	Second Amendment Agreement, dated as of June 17, 2021, among Netflix, Inc., the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	001-35727	10.1	June 17, 2021
10.11†	Form of Stock Option Agreement under the 2011 Stock Plan					X
10.12†	Form of Stock Option Agreement under the 2020 Stock Plan					X
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL					X

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

Netflix, Inc.

Dated:	January 27, 2022	By:	/S/ REED HASTINGS
Reed Hastings Co-Chief Executive Officer (principal executive officer)

Dated:	January 27, 2022	By:	/S/ SPENCER NEUMANN
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

Signature	Title	Date

/S/ REED HASTINGS	President, Co-Chief Executive Officer and Director (principal executive officer)	January 27, 2022
Reed Hastings

/S/ TED SARANDOS	Co-Chief Executive Officer, Chief Content Officer and Director (principal executive officer)	January 27, 2022
Ted Sarandos

/S/ SPENCER NEUMANN	Chief Financial Officer (principal financial and accounting officer)	January 27, 2022
Spencer Neumann

/S/ RICHARD BARTON	Director	January 27, 2022
Richard Barton

/S/ RODOLPHE BELMER	Director	January 27, 2022
Rodolphe Belmer

/S/ MATHIAS DÖPFNER	Director	January 27, 2022
Mathias Döpfner

/S/ TIMOTHY M. HALEY	Director	January 27, 2022
Timothy M. Haley

/S/ JAY C. HOAG	Director	January 27, 2022
Jay C. Hoag

/S/ LESLIE J. KILGORE	Director	January 27, 2022
Leslie J. Kilgore

/S/ STRIVE MASIYIWA	Director	January 27, 2022
Strive Masiyiwa

/S/ ANN MATHER	Director	January 27, 2022
Ann Mather

/S/ BRAD SMITH	Director	January 27, 2022
Brad Smith

/S/ ANNE SWEENEY	Director	January 27, 2022
Anne Sweeney