Form 10-Q
period 2022-03-31
NETFLIX INC
filed 2022-04-21
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2022, there were 444,273,850 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2022	March 31, 2021
Revenues	$7,867,767	$7,163,282
Cost of revenues	4,284,705	3,868,511
Marketing	555,978	512,512
Technology and development	657,530	525,207
General and administrative	397,928	297,196
Operating income	1,971,626	1,959,856
Other income (expense):
Interest expense	(187,579)	(194,440)
Interest and other income	195,645	269,086
Income before income taxes	1,979,692	2,034,502
Provision for income taxes	(382,245)	(327,787)
Net income	$1,597,447	$1,706,715

Earnings per share:
Basic	$3.60	$3.85
Diluted	$3.53	$3.75
Weighted-average shares of common stock outstanding:
Basic	444,146	443,224
Diluted	452,984	455,641

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Net income	$1,597,447	$1,706,715
Other comprehensive loss:
Foreign currency translation adjustments	(33,675)	(40,261)
Comprehensive income	$1,563,772	$1,666,454

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash flows from operating activities:
Net income	$1,597,447	$1,706,715
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(3,584,164)	(3,284,576)
Change in content liabilities	(347,149)	(266,040)
Amortization of content assets	3,166,365	2,719,196
Depreciation and amortization of property, equipment and intangibles	74,602	35,741
Stock-based compensation expense	119,209	107,230
Foreign currency remeasurement gain on debt	(161,821)	(253,330)
Other non-cash items	101,968	72,657
Deferred income taxes	(68,906)	159,733
Changes in operating assets and liabilities:
Other current assets	41,157	(221,555)
Accounts payable	(215,444)	(137,313)
Accrued expenses and other liabilities	350,763	177,897
Deferred revenue	16,743	22,279
Other non-current assets and liabilities	(167,931)	(61,368)
Net cash provided by operating activities	922,839	777,266
Cash flows from investing activities:
Purchases of property and equipment	(121,158)	(81,001)
Change in other assets	—	(4,615)
Acquisitions	(124,521)	—
Net cash used in investing activities	(245,679)	(85,616)
Cash flows from financing activities:
Repayments of debt	(700,000)	(500,000)
Proceeds from issuance of common stock	13,678	48,071
Net cash used in financing activities	(686,322)	(451,929)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(11,448)	(42,138)
Net increase (decrease) in cash, cash equivalents and restricted cash	(20,610)	197,583
Cash, cash equivalents and restricted cash at beginning of period	6,055,111	8,238,870
Cash, cash equivalents and restricted cash at end of period	$6,034,501	$8,436,453
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,008,946	$6,027,804
Other current assets	2,089,069	2,042,021
Total current assets	8,098,015	8,069,825
Content assets, net	31,191,920	30,919,539
Property and equipment, net	1,383,763	1,323,453
Other non-current assets	4,657,206	4,271,846
Total assets	$45,330,904	$44,584,663
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,066,289	$4,292,967
Accounts payable	617,202	837,483
Accrued expenses and other liabilities	1,817,117	1,449,351
Deferred revenue	1,239,048	1,209,342
Short-term debt	—	699,823
Total current liabilities	7,739,656	8,488,966
Non-current content liabilities	2,945,221	3,094,213
Long-term debt	14,534,561	14,693,072
Other non-current liabilities	2,567,427	2,459,164
Total liabilities	27,786,865	28,735,415
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at March 31, 2022 and December 31, 2021; 444,273,850 and 443,963,107 issued and outstanding at March 31, 2022 and December 31, 2021, respectively	4,155,580	4,024,561
Treasury stock at cost (1,564,478 shares at March 31, 2022)	(824,190)	(824,190)
Accumulated other comprehensive loss	(74,170)	(40,495)
Retained earnings	14,286,819	12,689,372
Total stockholders’ equity	17,544,039	15,849,248
Total liabilities and stockholders’ equity	$45,330,904	$44,584,663

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2022	March 31, 2021
Total stockholders' equity, beginning balances	$15,849,248	$11,065,240

Common stock and additional paid-in capital:
Beginning balances	$4,024,561	$3,447,698
Issuance of common stock upon exercise of options	11,810	45,156
Stock-based compensation expense	119,209	107,230
Ending balances	$4,155,580	$3,600,084

Treasury stock:
Beginning balances	$(824,190)	$—
Repurchases of common stock to be held as treasury stock	—	—
Ending balances	$(824,190)	$—

Accumulated other comprehensive loss
Beginning balances	$(40,495)	$44,398
Other comprehensive loss	(33,675)	(40,261)
Ending balances	$(74,170)	$4,137

Retained earnings:
Beginning balances	$12,689,372	$7,573,144
Net income	1,597,447	1,706,715
Ending balances	$14,286,819	$9,279,859

Total stockholders' equity, ending balances	$17,544,039	$12,884,080

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim consolidated financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (the “SEC”) on January 27, 2022. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the content asset amortization policy and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of the results for a full year.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Recently adopted accounting pronouncements
In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers. The Company adopted ASU 2021-08 in the first quarter of 2022 and the adoption had no material impact to the Company’s consolidated financial statements.

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
The following tables summarize streaming revenue, paid net membership additions, and paid memberships at end of period by region for the three months ended March 31, 2022 and 2021, respectively:

United States and Canada (UCAN)

	As of/ Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Revenues	$3,350,424	$3,170,972
Paid net membership additions (losses)	(636)	448
Paid memberships at end of period (1)	74,579	74,384

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Revenues	$2,561,831	$2,343,674
Paid net membership additions (losses)	(303)	1,810
Paid memberships at end of period (1)	73,733	68,508

Latin America (LATAM)

	As of/ Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Revenues	$998,948	$836,647
Paid net membership additions (losses)	(351)	357
Paid memberships at end of period (1)	39,610	37,894

Asia-Pacific (APAC)

	As of/ Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Revenues	$916,754	$762,414
Paid net membership additions	1,087	1,361
Paid memberships at end of period (1)	33,719	26,853

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
Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $3.1 billion and $3.0 billion for the three months ended March 31, 2022 and 2021, respectively. DVD revenues were $40 million and $50 million for the three months ended March 31, 2022 and 2021, respectively.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of March 31, 2022, total deferred revenue was $1,239 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $30 million increase in deferred revenue as compared to the balance of $1,209 million as of December 31, 2021 is a result of the increase in average monthly revenue per paying member and acquisition-related deferred revenue.

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

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands, except per share data)
Basic earnings per share:
Net income	$1,597,447	$1,706,715
Shares used in computation:
Weighted-average shares of common stock outstanding	444,146	443,224
Basic earnings per share	$3.60	$3.85

Diluted earnings per share:
Net income	$1,597,447	$1,706,715
Shares used in computation:
Weighted-average shares of common stock outstanding	444,146	443,224
Employee stock options	8,838	12,417
Weighted-average number of shares	452,984	455,641
Diluted earnings per share	$3.53	$3.75

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Employee stock options	2,749	257

4. Cash, Cash Equivalents and Restricted Cash

The following tables summarize the Company's cash, cash equivalents, and restricted cash as of March 31, 2022 and December 31, 2021:

	As of March 31, 2022
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,568,719	$955	$24,454	$4,594,128
Level 1 securities:
Money market funds	1,440,227	—	146	1,440,373

	$6,008,946	$955	$24,600	$6,034,501

	As of December 31, 2021
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,103,613	$3,189	$23,972	$4,130,774
Level 1 securities:
Money market funds	1,924,191	—	146	1,924,337

	$6,027,804	$3,189	$24,118	$6,055,111
Other current assets include restricted cash for deposits related to self insurance. Non-current assets include restricted cash related to letter of credit agreements.
There were no material gross realized gains or losses in the three months ended March 31, 2022 or 2021.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Licensed content, net	$12,923,692	$13,799,221

Produced content, net
Released, less amortization	7,111,245	6,877,743
In production	10,175,960	9,235,975
In development and pre-production	981,023	1,006,600
	18,268,228	17,120,318

Content assets, net	$31,191,920	$30,919,539

As of March 31, 2022, approximately $5,606 million, $2,963 million, and $1,815 million of the $12,924 million unamortized cost of the licensed content is expected to be amortized in each of the next three years.  As of March 31, 2022, approximately $2,807 million, $1,933 million, and $1,182 million of the $7,111 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.

As of March 31, 2022, the amount of accrued participations and residuals was not material.
The following tables represent the amortization of content assets:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Licensed content	$1,884,438	$1,829,246
Produced content	1,281,927	889,950
Total	$3,166,365	$2,719,196

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	March 31, 2022	December 31, 2021	Estimated Useful Lives
	(in thousands)
Land	$82,381	$82,381
Buildings	48,625	48,123	30 years
Leasehold improvements	983,209	863,342	Over life of lease
Furniture and fixtures	147,059	139,809	3 years
Information technology	448,608	380,452	3 years
Corporate aircraft	110,978	110,978	8 years
Machinery and equipment	32,613	32,426	3-5 years
Capital work-in-progress	220,422	282,248
Property and equipment, gross	2,073,895	1,939,759
Less: Accumulated depreciation	(690,132)	(616,306)
Property and equipment, net	$1,383,763	$1,323,453

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Cash paid for operating lease liabilities	$103,141	$82,439
Right-of-use assets obtained in exchange for new operating lease obligations	141,298	49,445

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Operating lease right-of-use assets, net	$2,483,778	$2,446,573

Current operating lease liabilities	330,936	315,189
Non-current operating lease liabilities	2,434,078	2,408,486
Total operating lease liabilities	$2,765,014	$2,723,675
Other Current Assets
Other current assets consisted of the following:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Trade receivables	$824,650	$804,320
Prepaid expenses	419,134	323,818
Other	845,285	913,883
Total other current assets	$2,089,069	$2,042,021

6. Debt
As of March 31, 2022, the Company had aggregate outstanding notes of $14,535 million, net of $88 million of issuance costs, with varying maturities (the "Notes"). As of December 31, 2021, the Company had aggregate outstanding notes of $15,393 million, net of $92 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain totaling $162 million for the three months ended March 31, 2022).
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of March 31, 2022 and December 31, 2021:

	Principal Amount at Par				Level 2 Fair Value as of
	March 31, 2022	December 31, 2021	Issuance Date	Maturity	March 31, 2022	December 31, 2021
	(in millions)				(in millions)
5.500% Senior Notes	—	700	February 2015	February 2022	—	704
5.750% Senior Notes	400	400	February 2014	March 2024	419	437
5.875% Senior Notes	800	800	February 2015	February 2025	855	899
3.000% Senior Notes (1)	520	535	April 2020	June 2025	545	581
3.625% Senior Notes	500	500	April 2020	June 2025	502	529
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,039	1,111
3.625% Senior Notes (1)	1,439	1,480	May 2017	May 2027	1,539	1,702
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,671	1,829
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	2,096	2,293
4.625% Senior Notes (1)	1,218	1,252	October 2018	May 2029	1,376	1,565
6.375% Senior Notes	800	800	October 2018	May 2029	907	999
3.875% Senior Notes (1)	1,328	1,366	April 2019	November 2029	1,444	1,651
5.375% Senior Notes	900	900	April 2019	November 2029	977	1,068
3.625% Senior Notes (1)	1,218	1,252	October 2019	June 2030	1,291	1,493
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,068	1,169
	$14,623	$15,485			$15,729	$18,030
(1) The following Senior Notes have a principal amount denominated in euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.

In February 2022, the Company repaid upon maturity the $700 million aggregate principal amount of its 5.500% Senior Notes.

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all related covenants.
Revolving Credit Facility
On June 17, 2021, the Company amended its unsecured revolving credit facility ("Revolving Credit Agreement") to, among other things, extend the maturity date from March 29, 2024 to June 17, 2026 and to increase the size of the facility from $750 million to $1 billion. Revolving loans may be borrowed, repaid and reborrowed until June 17, 2026, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of March 31, 2022, no amounts have been borrowed under the Revolving Credit Agreement.
The borrowings under the Revolving Credit Agreement bear interest, at the Company’s option, of either (i) a floating rate equal to a base rate (the “Alternate Base Rate”) or (ii) a rate equal to an adjusted London interbank offered rate (the “Adjusted LIBO Rate”), plus a margin of

0.75%. The Alternate Base Rate is defined as the greatest of (A) the rate of interest published by the Wall Street Journal, from time to time, as the prime rate, (B) the federal funds rate, plus 0.500% and (C) the Adjusted LIBO Rate for a one-month interest period, plus 1.00%. The Adjusted LIBO Rate is defined as the London interbank offered rate for deposits in U.S. dollars, for the relevant interest period, adjusted for statutory reserve requirements, but in no event shall the Adjusted LIBO Rate be less than 0.00% per annum. Regulatory authorities that oversee financial markets have announced that publication of the Adjusted LIBO Rate based upon U.S. Dollars is expected to cease on June 30, 2023. The Revolving Credit Agreement contains customary provisions for the replacement of the Adjusted LIBO Rate with an alternate benchmark rate, including a rate based on the secured overnight financing rate published by the Federal Reserve Bank of New York, as the Adjusted LIBO Rate is phased out in the lending market. The Company does not anticipate that the replacement of the Adjusted LIBO Rate with such alternative benchmark rate, as provided in the Revolving Credit Agreement, will materially impact its liquidity or financial position.
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of March 31, 2022 and December 31, 2021, the Company was in compliance with all related covenants.

7. Commitments and Contingencies

Content
As of March 31, 2022, the Company had $22.4 billion of obligations comprised of $4.1 billion included in "Current content liabilities" and $2.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $15.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2021, the Company had $23.2 billion of obligations comprised of $4.3 billion included in "Current content liabilities" and $3.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $15.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
Less than one year	$9,861,979	$10,019,306
Due after one year and through three years	9,089,537	9,238,315
Due after three years and through five years	3,072,216	3,238,977
Due after five years	341,828	664,762
Total content obligations	$22,365,560	$23,161,360
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
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2021	20,145,360	17,595,851	$219.83
Granted	(523,787)	523,787	460.28
Exercised	—	(310,743)	38.00
Expired	—	(1,246)	16.11
Balances as of March 31, 2022	19,621,573	17,807,649	$230.09

The aggregate intrinsic value of the Company's outstanding stock options as of March 31, 2022 was $3,024 million and represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the first quarter of 2022. This amount changes based on the fair market value of the Company’s common stock. The weighted-average remaining contractual term of the Company's outstanding stock options as of March 31, 2022 included in the table above was 5.33 years. All options outstanding are vested and exercisable.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands)
Total intrinsic value of options exercised	$114,762	$228,020
Cash received from options exercised	13,678	48,071

Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended
	March 31, 2022	March 31, 2021
Dividend yield	—%	—%
Expected volatility	38%	41%
Risk-free interest rate	1.71%	1.08%
Suboptimal exercise factor	4.71	3.81
Weighted-average fair value (per share)	$228	$268
Total stock-based compensation expense (in thousands)	$119,209	$107,230
Total income tax impact on provision (in thousands)	$26,413	$24,079

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
Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. There were no repurchases during the three months ended March 31, 2022. As of March 31, 2022, $4.4 billion remain available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of March 31, 2022, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.

9. Income Taxes

	Three Months Ended
	March 31, 2022	March 31, 2021
	(in thousands, except percentages)
Provision for income taxes	$382,245	$327,787
Effective tax rate	19%	16%
The effective tax rate for the three months ended March 31, 2022 differed from the Federal statutory rate primarily due to an increase in foreign taxes, offset by the impact of international provisions of the Tax Cuts and Jobs Act, and the recognition of excess tax benefits of stock-based compensation. The effective tax rate for the three months ended March 31, 2021 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act and recognition of excess tax benefits of stock-based compensation.
The increase in the effective tax rate for the three months ended March 31, 2022, as compared to the same period in 2021 was primarily due to an increase in foreign taxes and a reduction to excess tax benefits of stock-based compensation. For the three months ended March 31, 2022, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $25 million, compared to the three months ended March 31, 2021 of $47 million.

Gross unrecognized tax benefits were $215 million and $203 million as of March 31, 2022 and December 31, 2021, respectively. The gross unrecognized tax benefits as of March 31, 2022, if recognized by the Company, will result in a reduction of approximately $143 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for 2016 through 2018 and is subject to examination for 2019 through 2021. The foreign and state tax returns for years 2015 through 2021 are subject to examination by various states and foreign jurisdictions.
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
Total U.S. revenues were $3.1 billion and $3.0 billion for the three months ended March 31, 2022 and 2021, respectively. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, were located as follows:

	As of
	March 31, 2022	December 31, 2021
	(in thousands)
United States	$2,885,860	$2,833,059
International	981,681	936,967

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, adequacy of existing facilities, net cash provided by (used in) operating activities, access to financing sources, and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; seasonality; impact of foreign exchange rate fluctuations; the impact of the discontinuance of the LIBO Rate; future regulatory changes and their impact on our business; price changes and testing; impact of recently adopted accounting pronouncements; accounting treatment for changes related to content assets; membership growth, including impact of content and pricing changes on membership growth; partnerships; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming; content amortization; tax expense; unrecognized tax benefits; deferred tax assets; our ability to effectively manage change and growth; and the impact of the coronavirus (COVID-19) pandemic and our response to it. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on January 27, 2022, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are one of the world’s leading entertainment services with approximately 222 million paid memberships in over 190 countries enjoying TV series, documentaries, feature films and mobile games across a wide variety of genres and languages. Members can engage as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials. Additionally, we continue to offer our DVD-by-mail service in the United States (“U.S.”).
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	March 31, 2022	March 31, 2021	Q1'22 vs. Q1'21
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$7,827,957	$7,113,707	$714,250	10%
DVD revenues	39,810	49,575	(9,765)	(20)%
Total revenues	$7,867,767	$7,163,282	$704,485	10%

Operating income	1,971,626	1,959,856	$11,770	1%
Operating margin	25%	27%	(2)%

Global Streaming Memberships:
Paid net membership additions (losses)	(203)	3,976	(4,179)	(105)%
Paid memberships at end of period	221,641	207,639	14,002	7%
Average paying memberships	221,743	205,651	16,092	8%
Average monthly revenue per paying membership	$11.77	$11.53	$0.24	2%

Consolidated revenues for the three months ended March 31, 2022 increased 10% as compared to the three months ended March 31, 2021 due to the 8% growth in average paying memberships and a 2% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes, partially offset by the strengthening of the U.S. dollar relative to certain foreign currencies.
The decrease in operating margin is primarily due to revenues growing at a slower rate as compared to the 16% increase in content amortization. Content amortization increased as a result of delays in content releases due to the COVID-19 pandemic impacting the comparable prior year period.
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A: “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 for additional details. While most of our productions have resumed, certain of our productions continue to experience disruption, as do the productions of our third-party content suppliers. Other partners have similarly had their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content. Production disruptions and new health and safety protocols and requirements can result in additional costs including additional pay to cast and crew and use of Personal Protective Equipment (“PPE”) and testing. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

Streaming Revenues
We derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of March 31, 2022, pricing on our paid plans ranged from the U.S. dollar equivalent of $1 to $27 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
The following tables summarize streaming revenue and other streaming membership information by region for the three months ended March 31, 2022 and 2021.

United States and Canada (UCAN)

	As of/ Three Months Ended		Change
	March 31, 2022	March 31, 2021	Q1'22 vs. Q1'21
	(in thousands, except revenue per membership and percentages)
Revenues	$3,350,424	$3,170,972	$179,452	6%
Paid net membership additions (losses)	(636)	448	(1,084)	(242)%
Paid memberships at end of period	74,579	74,384	195	—%
Average paying memberships	74,897	74,160	737	1%
Average monthly revenue per paying membership	$14.91	$14.25	$0.66	5%
Constant currency change (1)				5%

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended		Change
	March 31, 2022	March 31, 2021	Q1'22 vs. Q1'21
	(in thousands, except revenue per membership and percentages)
Revenues	$2,561,831	$2,343,674	$218,157	9%
Paid net membership additions (losses)	(303)	1,810	(2,113)	(117)%
Paid memberships at end of period	73,733	68,508	5,225	8%
Average paying memberships	73,885	67,603	6,282	9%
Average monthly revenue per paying membership	$11.56	$11.56	$—	—%
Constant currency change (1)				6%

Latin America (LATAM)

	As of/ Three Months Ended		Change
	March 31, 2022	March 31, 2021	Q1'22 vs. Q1'21
	(in thousands, except revenue per membership and percentages)
Revenues	$998,948	$836,647	$162,301	19%
Paid net membership additions (losses)	(351)	357	(708)	(198)%
Paid memberships at end of period	39,610	37,894	1,716	5%
Average paying memberships	39,786	37,716	2,070	5%
Average monthly revenue per paying membership	$8.37	$7.39	$0.98	13%
Constant currency change (1)				20%

Asia-Pacific (APAC)

	As of/ Three Months Ended		Change
	March 31, 2022	March 31, 2021	Q1'22 vs. Q1'21
	(in thousands, except revenue per membership and percentages)
Revenues	$916,754	$762,414	$154,340	20%
Paid net membership additions	1,087	1,361	(274)	(20)%
Paid memberships at end of period	33,719	26,853	6,866	26%
Average paying memberships	33,176	26,173	7,003	27%
Average monthly revenue per paying membership	$9.21	$9.71	$(0.50)	(5)%
Constant currency change (1)				1%

(1) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the three months ended March 31, 2022, our revenues would have been approximately $280 million higher had foreign currency exchange rates remained constant with those for the three months ended March 31, 2021.

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

	Three Months Ended		Change
	March 31, 2022	March 31, 2021	Q1'22 vs. Q1'21
	(in thousands, except percentages)
Cost of revenues	$4,284,705	$3,868,511	$416,194	11%
As a percentage of revenues	54%	54%

The increase in cost of revenues was primarily due to a $447 million increase in content amortization relating to our existing and new content, including more exclusive and original programming, partially offset by a decrease in other costs of revenues.
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

	Three Months Ended		Change
	March 31, 2022	March 31, 2021	Q1'22 vs. Q1'21
	(in thousands, except percentages)
Marketing	$555,978	$512,512	$43,466	8%
As a percentage of revenues	7%	7%

The increase in marketing expenses was primarily due to a $46 million increase in personnel-related costs primarily due to growth in average headcount to support the increase in our production activity.
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

	Three Months Ended		Change
	March 31, 2022	March 31, 2021	Q1'22 vs. Q1'21
	(in thousands, except percentages)
Technology and development	$657,530	$525,207	$132,323	25%
As a percentage of revenues	8%	7%

The increase in technology and development expenses was primarily due to a $113 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.
General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

	Three Months Ended		Change
	March 31, 2022	March 31, 2021	Q1'22 vs. Q1'21
	(in thousands, except percentages)
General and administrative	$397,928	$297,196	$100,732	34%
As a percentage of revenues	5%	4%

The increase in general and administrative expenses was primarily due to a $80 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.

	Three Months Ended		Change
	March 31, 2022	March 31, 2021	Q1'22 vs. Q1'21
	(in thousands, except percentages)
Interest expense	$187,579	$194,440	$(6,861)	(4)%
As a percentage of revenues	2%	3%

Interest expense primarily consists of $178 million of interest on our Notes for the three months ended March 31, 2022. The decrease in interest expense for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was due to the lower average aggregate principal of interest bearing notes outstanding.

Interest and Other Income
Interest and other income consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash and cash equivalents.

	Three Months Ended		Change
	March 31, 2022	March 31, 2021	Q1'22 vs. Q1'21
	(in thousands, except percentages)
Interest and other income	$195,645	$269,086	$(73,441)	(27)%
As a percentage of revenues	2%	4%

Interest and other income decreased in the three months ended March 31, 2022 primarily due to foreign exchange gains of $192 million, compared to gains of $258 million for the corresponding period in 2021. In the three months ended March 31, 2022, the foreign exchange gains were primarily driven by the $162 million non-cash gain from the remeasurement of our €5,170 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three months ended March 31, 2021, the foreign exchange gains were primarily driven by the $253 million non-cash gain from the remeasurement of our €5,170 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies.

Provision for Income Taxes

	Three Months Ended		Change
	March 31, 2022	March 31, 2021	Q1'22 vs. Q1'21
	(in thousands, except percentages)
Provision for income taxes	$382,245	$327,787	$54,458	17%
Effective tax rate	19%	16%

The effective tax rate for the three months ended March 31, 2022 differed from the Federal statutory rate primarily due to an increase in foreign taxes, offset by the impact of international provisions of the Tax Cuts and Jobs Act, and the recognition of excess tax benefits of stock-based compensation.
The increase in the effective tax rate for the three months ended March 31, 2022, as compared to the same period in 2021 was primarily due to an increase in foreign taxes and a reduction to excess tax benefits of stock-based compensation.

Liquidity and Capital Resources

	As of		Change
	March 31, 2022	December 31, 2021	March 31, 2022 vs. December 31, 2021
	(in thousands, except percentages)
Cash, cash equivalents and restricted cash	$6,034,501	$6,055,111	$(20,610)	—%
Short-term and long-term debt	14,534,561	15,392,895	(858,334)	(6)%

Cash, cash equivalents and restricted cash decreased $21 million in the three months ended March 31, 2022 primarily due to the repayment of debt, acquisitions and purchases of property and equipment, partially offset by cash provided by operations.
Debt, net of debt issuance costs, decreased $858 million primarily due to the repayment upon maturity of the $700 million aggregate principal amount of our 5.500% Senior Notes in February 2022, coupled with the remeasurement of our euro-denominated notes. The amount of interest on our outstanding notes due in the next twelve months is $689 million. As of March 31, 2022, no amounts had been borrowed under the $1 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. There were no repurchases during the three months ended March 31, 2022. As of March 31, 2022, $4.4 billion remains available for repurchases.
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
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. Expected timing of those payments are as follows:

	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$22,365,560	$9,861,979	$12,503,581
Debt (2)	19,116,486	689,337	18,427,149
Operating lease obligations (3)	3,615,243	434,730	3,180,513
Total	$45,097,289	$10,986,046	$34,111,243

(1)As of March 31, 2022, content obligations were comprised of $4.1 billion included in “Current content liabilities” and $2.9 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $15.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition. See Note 7 Commitments and Contingencies to the consolidated financial statements for further details.

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

As of March 31, 2022, we had gross unrecognized tax benefits of $215 million. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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

	Three Months Ended		Change
	March 31, 2022	March 31, 2021	Q1'22 vs. Q1'21
	(in thousands, except percentages)
Net cash provided by operating activities	$922,839	$777,266	$145,573	19%
Net cash used in investing activities	(245,679)	(85,616)	160,063	187%
Net cash used in financing activities	(686,322)	(451,929)	(234,393)	(52)%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	922,839	777,266	145,573	19%
Purchases of property and equipment	(121,158)	(81,001)	(40,157)	(50)%
Change in other assets	—	(4,615)	4,615	100%
Free cash flow	$801,681	$691,650	$110,031	16%

Net cash provided by operating activities increased $146 million to $923 million for the three months ended March 31, 2022. The increase in cash provided by operating activities was primarily driven by a $704 million or 10% increase in revenues, partially offset by an increase in investments in content that require more upfront cash payments. The payments for content assets increased $381 million, from $3,551 million to $3,931 million, or 11%, as compared to the increase in the amortization of content assets of $447 million, from $2,719 million to $3,166 million, or 16%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion.

Net cash used in investing activities increased $160 million for the three months ended March 31, 2022, primarily due to an increase in acquisitions and purchases of property and equipment.
Net cash used in financing activities increased $234 million for the three months ended March 31, 2022, primarily due to the repayment of debt.
Free cash flow was $796 million lower than net income for the three months ended March 31, 2022 primarily due to $765 million of cash payments for content assets over amortization expense and $162 million of non-cash remeasurement gain on our euro-denominated debt, partially offset by $119 million of non-cash stock-based compensation expense and $12 million in other favorable working capital differences.
Free cash flow was $1,015 million lower than net income for the three months ended March 31, 2021, primarily due to $831 million of cash payments for content assets over amortization expense, $253 million of non-cash remeasurement gain on our euro-denominated debt and $38 million in other non-favorable working capital differences, partially offset by $107 million of non-cash stock-based compensation expense.

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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of March 31, 2022, the valuation allowance of $333 million was related to the California R&D credits and certain foreign tax attributes that we do not expect to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At March 31, 2022, our estimated gross unrecognized tax benefits were $215 million of which $143 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

Recent Accounting Pronouncements

The information set forth under Note 1 to the consolidated financial statements under the caption “Basis of Presentation and Summary of Significant Accounting Policies” is incorporated herein by reference.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2021. Our exposure to market risk has not changed significantly since December 31, 2021.
Foreign Currency Risk
Revenues denominated in currencies other than the U.S. dollar account for 58% of the consolidated amount for the three months ended March 31, 2022. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Canadian dollar, the Mexican Peso, the Australian dollar, and the Japanese yen.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. In the three months ended March 31, 2022, our revenues would have been approximately $280 million higher had foreign currency exchange rates remained consistent with those in same period of 2021.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the three months ended March 31, 2022, we recognized a $192 million foreign exchange gain primarily due to the non-cash remeasurement of our Senior Notes denominated in euros, coupled with the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the three months ended March 31, 2022 was a decrease of $11 million.
We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and, as a result, such fluctuations could have a significant impact on our future results of operations.

Item 4.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our co-Chief Executive Officers and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our co-Chief Executive Officers and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q were effective in providing reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our co-Chief Executive Officers and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
The information set forth under Note 7 Commitments and Contingencies in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.Risk Factors
There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Company Purchases of Equity Securities
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. There were no repurchases during the three months ended March 31, 2022. As of March 31, 2022, $4.4 billion remains available for repurchases.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	10-Q	001-35727	3.1	July 17, 2015

3.2	Amended and Restated Bylaws	8-K	001-35727	3.1	December 18, 2020

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	April 21, 2022	By:	/s/ Reed Hastings
Reed Hastings Co-Chief Executive Officer (Principal executive officer)

Dated:	April 21, 2022	By:	/s/ Spencer Neumann
Spencer Neumann Chief Financial Officer (Principal financial and accounting officer)