Form 10-Q
period 2022-06-30
NETFLIX INC
filed 2022-07-21
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2022, there were 444,705,591 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Revenues	$7,970,141	$7,341,777	$15,837,908	$14,505,059
Cost of revenues	4,690,755	4,018,008	8,975,460	7,886,519
Marketing	574,960	603,973	1,130,938	1,116,485
Technology and development	716,846	537,321	1,374,376	1,062,528
General and administrative	409,297	334,845	807,225	632,041
Operating income	1,578,283	1,847,630	3,549,909	3,807,486
Other income (expense):
Interest expense	(175,455)	(191,322)	(363,034)	(385,762)
Interest and other income (expense)	220,226	(62,519)	415,871	206,567
Income before income taxes	1,623,054	1,593,789	3,602,746	3,628,291
Provision for income taxes	(182,103)	(240,776)	(564,348)	(568,563)
Net income	$1,440,951	$1,353,013	$3,038,398	$3,059,728

Earnings per share:
Basic	$3.24	$3.05	$6.84	$6.90
Diluted	$3.20	$2.97	$6.73	$6.72
Weighted-average shares of common stock outstanding:
Basic	444,557	443,159	444,352	443,192
Diluted	450,169	455,129	451,578	455,385

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$1,440,951	$1,353,013	$3,038,398	$3,059,728
Other comprehensive income (loss):
Foreign currency translation adjustments	(70,306)	5,638	(103,981)	(34,623)
Comprehensive income	$1,370,645	$1,358,651	$2,934,417	$3,025,105

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Cash flows from operating activities:
Net income	$1,440,951	$1,353,013	$3,038,398	$3,059,728
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Additions to content assets	(4,687,011)	(4,096,750)	(8,271,175)	(7,381,326)
Change in content liabilities	191,228	(312,208)	(155,921)	(578,248)
Amortization of content assets	3,261,348	2,806,803	6,427,713	5,525,999
Depreciation and amortization of property, equipment and intangibles	83,505	38,434	158,107	74,175
Stock-based compensation expense	150,392	101,583	269,601	208,813
Foreign currency remeasurement loss (gain) on debt	(304,513)	63,074	(466,334)	(190,256)
Other non-cash items	205,374	108,103	307,342	180,760
Deferred income taxes	(115,820)	51,127	(184,726)	210,860
Changes in operating assets and liabilities:
Other current assets	123,399	(52,373)	164,556	(273,928)
Accounts payable	(122,048)	72,313	(337,492)	(65,000)
Accrued expenses and other liabilities	(238,719)	(171,430)	112,044	6,467
Deferred revenue	(10,376)	47,093	6,367	69,372
Other non-current assets and liabilities	125,040	(72,543)	(42,891)	(133,911)
Net cash provided by (used in) operating activities	102,750	(63,761)	1,025,589	713,505
Cash flows from investing activities:
Purchases of property and equipment	(90,018)	(110,278)	(211,176)	(191,279)
Change in other assets	—	(1,000)	—	(5,615)
Acquisitions	(68,876)	—	(193,397)	—
Net cash used in investing activities	(158,894)	(111,278)	(404,573)	(196,894)
Cash flows from financing activities:
Repayments of debt	—	—	(700,000)	(500,000)
Proceeds from issuance of common stock	11,250	19,749	24,928	67,820
Repurchases of common stock	—	(500,022)	—	(500,022)
Net cash provided by (used in) financing activities	11,250	(480,273)	(675,072)	(932,202)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(145,198)	23,477	(156,646)	(18,661)
Net decrease in cash, cash equivalents and restricted cash	(190,092)	(631,835)	(210,702)	(434,252)
Cash, cash equivalents and restricted cash at beginning of period	6,034,501	8,436,453	6,055,111	8,238,870
Cash, cash equivalents and restricted cash at end of period	$5,844,409	$7,804,618	$5,844,409	$7,804,618
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,819,449	$6,027,804
Other current assets	2,021,329	2,042,021
Total current assets	7,840,778	8,069,825
Content assets, net	32,533,199	30,919,539
Property and equipment, net	1,361,920	1,323,453
Other non-current assets	4,615,038	4,271,846
Total assets	$46,350,935	$44,584,663
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,174,966	$4,292,967
Accounts payable	504,278	837,483
Accrued expenses and other liabilities	1,596,035	1,449,351
Deferred revenue	1,224,743	1,209,342
Short-term debt	—	699,823
Total current liabilities	7,500,022	8,488,966
Non-current content liabilities	2,989,961	3,094,213
Long-term debt	14,233,303	14,693,072
Other non-current liabilities	2,551,675	2,459,164
Total liabilities	27,274,961	28,735,415
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at June 30, 2022 and December 31, 2021; 444,705,591 and 443,963,107 issued and outstanding at June 30, 2022 and December 31, 2021, respectively	4,316,870	4,024,561
Treasury stock at cost (1,564,478 shares at June 30, 2022)	(824,190)	(824,190)
Accumulated other comprehensive loss	(144,476)	(40,495)
Retained earnings	15,727,770	12,689,372
Total stockholders’ equity	19,075,974	15,849,248
Total liabilities and stockholders’ equity	$46,350,935	$44,584,663

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total stockholders' equity, beginning balances	$17,544,039	$12,884,080	$15,849,248	$11,065,240

Common stock and additional paid-in capital:
Beginning balances	$4,155,580	$3,600,084	$4,024,561	$3,447,698
Issuance of common stock upon exercise of options	10,898	19,579	22,708	64,735
Stock-based compensation expense	150,392	101,583	269,601	208,813
Ending balances	$4,316,870	$3,721,246	$4,316,870	$3,721,246

Treasury stock:
Beginning balances	$(824,190)	$—	$(824,190)	$—
Repurchases of common stock to be held as treasury stock	—	(500,022)	—	(500,022)
Ending balances	$(824,190)	$(500,022)	$(824,190)	$(500,022)

Accumulated other comprehensive loss
Beginning balances	$(74,170)	$4,137	$(40,495)	$44,398
Other comprehensive loss	(70,306)	5,638	(103,981)	(34,623)
Ending balances	$(144,476)	$9,775	$(144,476)	$9,775

Retained earnings:
Beginning balances	$14,286,819	$9,279,859	$12,689,372	$7,573,144
Net income	1,440,951	1,353,013	3,038,398	3,059,728
Ending balances	$15,727,770	$10,632,872	$15,727,770	$10,632,872

Total stockholders' equity, ending balances	$19,075,974	$13,863,871	$19,075,974	$13,863,871

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
The following tables summarize streaming revenues, paid net membership additions, and paid memberships at end of period by region for the three and six months ended June 30, 2022 and 2021, respectively:

United States and Canada (UCAN)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Revenues	$3,537,863	$3,234,643	$6,888,287	$6,405,615
Paid net membership additions (losses)	(1,296)	(433)	(1,932)	15
Paid memberships at end of period (1)	73,283	73,951	73,283	73,951

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Revenues	$2,457,235	$2,400,480	$5,019,066	$4,744,154
Paid net membership additions (losses)	(767)	188	(1,070)	1,998
Paid memberships at end of period (1)	72,966	68,696	72,966	68,696

Latin America (LATAM)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Revenues	$1,030,234	$860,882	$2,029,182	$1,697,529
Paid net membership additions (losses)	14	764	(337)	1,121
Paid memberships at end of period (1)	39,624	38,658	39,624	38,658

Asia-Pacific (APAC)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Revenues	$907,719	$799,480	$1,824,473	$1,561,894
Paid net membership additions	1,080	1,022	2,167	2,383
Paid memberships at end of period (1)	34,799	27,875	34,799	27,875

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
Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $3.3 billion and $6.4 billion, respectively, for the three and six months ended June 30, 2022 and $3.0 billion and $6.0 billion, respectively, for the three and six months ended June 30, 2021. DVD revenues were $37 million and $77 million, respectively, for the three and six months ended June 30, 2022 and $46 million and $96 million, respectively, for three and six months ended June 30, 2021.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of June 30, 2022, total deferred revenue was $1,225 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $15 million increase in deferred revenue as compared to the balance of $1,209 million as of December 31, 2021 is a result of the increase in average monthly revenue per paying member and acquisition-related deferred revenue.

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

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands, except per share data)
Basic earnings per share:
Net income	$1,440,951	$1,353,013	$3,038,398	$3,059,728
Shares used in computation:
Weighted-average shares of common stock outstanding	444,557	443,159	444,352	443,192
Basic earnings per share	$3.24	$3.05	$6.84	$6.90

Diluted earnings per share:
Net income	$1,440,951	$1,353,013	$3,038,398	$3,059,728
Shares used in computation:
Weighted-average shares of common stock outstanding	444,557	443,159	444,352	443,192
Employee stock options	5,612	11,970	7,226	12,193
Weighted-average number of shares	450,169	455,129	451,578	455,385
Diluted earnings per share	$3.20	$2.97	$6.73	$6.72

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Employee stock options	8,175	788	5,462	523

4. Cash, Cash Equivalents and Restricted Cash

The following tables summarize the Company's cash, cash equivalents, and restricted cash as of June 30, 2022 and December 31, 2021:

	As of June 30, 2022
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,655,513	$904	$23,910	$4,680,327
Level 1 securities:
Money market funds	1,163,936	—	146	1,164,082

	$5,819,449	$904	$24,056	$5,844,409

	As of December 31, 2021
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,103,613	$3,189	$23,972	$4,130,774
Level 1 securities:
Money market funds	1,924,191	—	146	1,924,337

	$6,027,804	$3,189	$24,118	$6,055,111
Other current assets include restricted cash for deposits related to self insurance. Non-current assets include restricted cash related to letter of credit agreements.
There were no material gross realized gains or losses in the three and six months ended June 30, 2022 or 2021.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Licensed content, net	$13,025,936	$13,799,221

Produced content, net
Released, less amortization	7,308,112	6,877,743
In production	11,411,491	9,235,975
In development and pre-production	787,660	1,006,600
	19,507,263	17,120,318

Content assets, net	$32,533,199	$30,919,539

As of June 30, 2022, approximately $5,657 million, $2,907 million, and $1,837 million of the $13,026 million unamortized cost of the licensed content is expected to be amortized in each of the next three years.  As of June 30, 2022, approximately $2,905 million, $1,940 million, and $1,225 million of the $7,308 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.

As of June 30, 2022, the amount of accrued participations and residuals was not material.
The following tables represent the amortization of content assets:

	Three Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Licensed content	$1,899,782	$1,884,638
Produced content	1,361,566	922,165
Total	$3,261,348	$2,806,803

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Licensed content	$3,784,220	$3,713,884
Produced content	2,643,493	1,812,115
Total	$6,427,713	$5,525,999
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	June 30, 2022	December 31, 2021	Estimated Useful Lives
	(in thousands)
Land	$84,726	$82,381
Buildings	50,026	48,123	30 years
Leasehold improvements	984,914	863,342	Over life of lease
Furniture and fixtures	150,978	139,809	3 years
Information technology	422,044	380,452	3 years
Corporate aircraft	110,978	110,978	8 years
Machinery and equipment	27,059	32,426	3-5 years
Capital work-in-progress	196,091	282,248
Property and equipment, gross	2,026,816	1,939,759
Less: Accumulated depreciation	(664,896)	(616,306)
Property and equipment, net	$1,361,920	$1,323,453

Leases
The Company has entered into operating leases primarily for real estate. Operating leases are included in "Other non-current assets" on the Company's Consolidated Balance Sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Company's Consolidated Balance Sheets. The Company has also entered into various short-term operating leases, primarily for marketing billboards, with an initial term of twelve months or less. These leases are not recorded on the Company's Consolidated Balance Sheets. All operating lease expense is recognized on a straight-line basis over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments.
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Cash paid for operating lease liabilities	$99,758	$79,472
Right-of-use assets obtained in exchange for new operating lease obligations	39,304	183,351

	Six Months Ended
	June 30, 2022	June 30, 2021
	(in thousands)
Cash paid for operating lease liabilities	$202,899	$161,911
Right-of-use assets obtained in exchange for new operating lease obligations	180,602	232,796

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Operating lease right-of-use assets, net	$2,341,422	$2,446,573

Current operating lease liabilities	336,925	315,189
Non-current operating lease liabilities	2,338,829	2,408,486
Total operating lease liabilities	$2,675,754	$2,723,675

Other Current Assets
Other current assets consisted of the following:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Trade receivables	$765,386	$804,320
Prepaid expenses	368,303	323,818
Other	887,640	913,883
Total other current assets	$2,021,329	$2,042,021

6. Debt
As of June 30, 2022, the Company had aggregate outstanding notes of $14,233 million, net of $85 million of issuance costs, with varying maturities (the "Notes"). As of December 31, 2021, the Company had aggregate outstanding notes of $15,393 million, net of $92 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain totaling $305 million and $466 million, respectively, for the three and six months ended June 30, 2022).
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of June 30, 2022 and December 31, 2021:

	Principal Amount at Par				Level 2 Fair Value as of
	June 30, 2022	December 31, 2021	Issuance Date	Maturity	June 30, 2022	December 31, 2021
	(in millions)				(in millions)
5.500% Senior Notes	—	700	February 2015	February 2022	—	704
5.750% Senior Notes	400	400	February 2014	March 2024	410	437
5.875% Senior Notes	800	800	February 2015	February 2025	815	899
3.000% Senior Notes (1)	492	535	April 2020	June 2025	480	581
3.625% Senior Notes	500	500	April 2020	June 2025	476	529
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	961	1,111
3.625% Senior Notes (1)	1,362	1,480	May 2017	May 2027	1,280	1,702
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,513	1,829
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,862	2,293
4.625% Senior Notes (1)	1,153	1,252	October 2018	May 2029	1,093	1,565
6.375% Senior Notes	800	800	October 2018	May 2029	807	999
3.875% Senior Notes (1)	1,258	1,366	April 2019	November 2029	1,141	1,651
5.375% Senior Notes	900	900	April 2019	November 2029	851	1,068
3.625% Senior Notes (1)	1,153	1,252	October 2019	June 2030	1,002	1,493
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	919	1,169
	$14,318	$15,485			$13,610	$18,030
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

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all related covenants.
Revolving Credit Facility
On June 17, 2021, the Company amended its unsecured revolving credit facility ("Revolving Credit Agreement") to, among other things, extend the maturity date from March 29, 2024 to June 17, 2026 and to increase the size of the facility from $750 million to $1 billion. Revolving loans may be borrowed, repaid and reborrowed until June 17, 2026, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of June 30, 2022, no amounts have been borrowed under the Revolving Credit Agreement.

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
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of June 30, 2022 and December 31, 2021, the Company was in compliance with all related covenants.

7. Commitments and Contingencies

Content
As of June 30, 2022, the Company had $22.8 billion of obligations comprised of $4.2 billion included in "Current content liabilities" and $3.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $15.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2021, the Company had $23.2 billion of obligations comprised of $4.3 billion included in "Current content liabilities" and $3.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $15.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
Less than one year	$10,208,609	$10,019,306
Due after one year and through three years	9,286,478	9,238,315
Due after three years and through five years	2,904,226	3,238,977
Due after five years	370,293	664,762
Total content obligations	$22,769,606	$23,161,360
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
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2021	20,145,360	17,595,851	$219.83
Granted	(1,616,014)	1,616,014	306.48
Exercised	—	(742,484)	30.62
Expired	—	(3,185)	27.24
Balances as of June 30, 2022	18,529,346	18,466,196	$235.06

The aggregate intrinsic value of the Company's outstanding stock options as of June 30, 2022 was $773 million and represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the second quarter of 2022. This amount changes based on the fair market value of the Company’s common stock. The weighted-average remaining contractual term of the Company's outstanding stock options as of June 30, 2022 included in the table above was 5.47 years. All options outstanding are vested and exercisable.

A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands)
Total intrinsic value of options exercised	$83,030	$90,290	$197,792	$318,310
Cash received from options exercised	11,250	19,749	24,928	67,820
Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Dividend yield	—%	—%	—%	—%
Expected volatility	49%	36%	38% - 49%	36% - 41%
Risk-free interest rate	2.57%	1.62%	1.71% - 2.57%	1.08% - 1.62%
Suboptimal exercise factor	4.71	3.82	4.71	3.81 - 3.82
Weighted-average fair value (per share)	$138	$241	$167	$254
Total stock-based compensation expense (in thousands)	$150,392	$101,583	$269,601	$208,813
Total income tax impact on provision (in thousands)	$33,335	$22,832	$59,748	$46,911

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
Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. There were no repurchases during the three and six months ended June 30, 2022. As of June 30, 2022, $4.4 billion remain available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of June 30, 2022, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.

9. Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
	(in thousands, except percentages)
Provision for income taxes	$182,103	$240,776	$564,348	$568,563
Effective tax rate	11%	15%	16%	16%
The effective tax rates for the three and six months ended June 30, 2022 differed from the Federal statutory rate primarily due to an increase in foreign taxes, offset by the impact of international provisions of the Tax Cuts and Jobs Act, the Federal and California Research and Development (“R&D”) credits, and the recognition of excess tax benefits of stock-based compensation. The effective tax rates for the three and six months ended June 30, 2021 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act and recognition of excess tax benefits of stock-based compensation.
The decrease in the effective tax rate for the three months ended June 30, 2022, as compared to the same period in 2021 was primarily due to the impact of the international provisions of the Tax Cuts and Jobs Act and the Federal and California R&D credits. The effective tax rate for the six months ended June 30, 2022 was consistent compared to the same period in 2021. For the three and six months ended June 30, 2022, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $18 million and $43 million, compared to the three and six months ended June 30, 2021 of $19 million and $66 million.
Gross unrecognized tax benefits were $224 million and $203 million as of June 30, 2022 and December 31, 2021, respectively. The gross unrecognized tax benefits as of June 30, 2022, if recognized by the Company, will result in a reduction of approximately $149 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate.
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

10. Segment and Geographic Information

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") are its co-chief executive officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
Total U.S. revenues were $3.3 billion and $6.4 billion, respectively, for the three and six months ended June 30, 2022, and $3.0 billion and $6.0 billion, respectively, for the three and six months ended June 30, 2021. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, were located as follows:

	As of
	June 30, 2022	December 31, 2021
	(in thousands)
United States	$2,799,973	$2,833,059
International	903,369	936,967

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, adequacy of existing facilities, net cash provided by (used in) operating activities, access to financing sources, and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; seasonality; the impact of foreign exchange rate fluctuations; the impact of the discontinuance of the LIBO Rate; future regulatory changes and their impact on our business; price changes and testing; impact of recently adopted accounting pronouncements; accounting treatment for changes related to content assets; membership growth, including impact of content and pricing changes on membership growth; partnerships; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming; content amortization; tax expense; unrecognized tax benefits; deferred tax assets; our ability to effectively manage change and growth; and the impact of the coronavirus (COVID-19) pandemic and our response to it. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on January 27, 2022, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are one of the world’s leading entertainment services with approximately 221 million paid memberships in over 190 countries enjoying TV series, documentaries, feature films and mobile games across a wide variety of genres and languages. Members can engage as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume watching, all without commercials. Additionally, we continue to offer our DVD-by-mail service in the United States (“U.S.”).
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	June 30, 2022	June 30, 2021	Q2'22 vs. Q2'21
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$7,933,051	$7,295,485	$637,566	9%
DVD revenues	37,090	46,292	(9,202)	(20)%
Total revenues	$7,970,141	$7,341,777	$628,364	9%

Operating income	1,578,283	1,847,630	$(269,347)	(15)%
Operating margin	20%	25%	(5)%

Global Streaming Memberships:
Paid net membership additions (losses)	(969)	1,541	(2,510)	(163)%
Paid memberships at end of period	220,672	209,180	11,492	5%
Average paying memberships	221,157	208,410	12,747	6%
Average monthly revenue per paying membership	$11.96	$11.67	$0.29	2%

Consolidated revenues for the three months ended June 30, 2022 increased 9% as compared to the three months ended June 30, 2021 due to the 6% growth in average paying memberships and a 2% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes, partially offset by the strengthening of the U.S. dollar relative to certain foreign currencies.
The decrease in operating margin is primarily due to revenues growing at a slower rate as compared to the 16% increase in content amortization. Revenue growth during the quarter was impacted by fluctuations in foreign exchange rates, while content amortization increased as a result of delays in content releases due to the COVID-19 pandemic impacting the comparable prior year period. In addition, revenues grew at a slower rate as compared to technology and development, and general and administrative expenses.
The full extent of the impact of the COVID-19 pandemic on our business, operations and financial results will depend on numerous evolving factors that we may not be able to accurately predict. See Part I, Item 1A: “Risk Factors” in our Annual` Report on Form 10-K for the year ended December 31, 2021 for additional details. While our productions have resumed, our productions could experience disruption, as could the productions of our third-party content suppliers. Other partners could similarly have their operations disrupted, including those partners that we use for our operations as well as development, production, and post-production of content. Production disruptions and new health and safety protocols and requirements can result in additional costs including additional pay to cast and crew and use of Personal Protective Equipment (“PPE”) and testing. We will continue to actively monitor the issues raised by the COVID-19 pandemic and may take further actions that alter our business operations as may be required by federal, state, local or foreign authorities, or that we determine are in the best interests of our employees, customers, partners and stockholders.  It is not clear what the potential effects any such alterations or modifications may have on our business, including the effects on our customers, suppliers or vendors, or on our financial results.

Streaming Revenues
We derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of June 30, 2022, pricing on our paid plans ranged from the U.S. dollar equivalent of $1 to $25 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
The following tables summarize streaming revenue and other streaming membership information by region for the three and six months ended June 30, 2022 and 2021.

United States and Canada (UCAN)
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

	As of/ Three Months Ended		Change
	June 30, 2022	June 30, 2021	Q2'22 vs. Q2'21
	(in thousands, except revenue per membership and percentages)
Revenues	$3,537,863	$3,234,643	$303,220	9%
Paid net membership additions (losses)	(1,296)	(433)	(863)	(199)%
Paid memberships at end of period	73,283	73,951	(668)	(1)%
Average paying memberships	73,931	74,168	(237)	—%
Average monthly revenue per paying membership	$15.95	$14.54	$1.41	10%
Constant currency change (1)				10%
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

	As of/ Six Months Ended		Change
	June 30, 2022	June 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except revenue per membership and percentages)
Revenues	$6,888,287	$6,405,615	$482,672	8%
Paid net membership additions (losses)	(1,932)	15	(1,947)	(12,980)%
Paid memberships at end of period	73,283	73,951	(668)	(1)%
Average paying memberships	74,414	74,164	250	—%
Average monthly revenue per paying membership	$15.43	$14.40	$1.03	7%
Constant currency change (1)				7%

Europe, Middle East, and Africa (EMEA)
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

	As of/ Three Months Ended		Change
	June 30, 2022	June 30, 2021	Q2'22 vs. Q2'21
	(in thousands, except revenue per membership and percentages)
Revenues	$2,457,235	$2,400,480	$56,755	2%
Paid net membership additions (losses)	(767)	188	(955)	(508)%
Paid memberships at end of period	72,966	68,696	4,270	6%
Average paying memberships	73,350	68,602	4,748	7%
Average monthly revenue per paying membership	$11.17	$11.66	$(0.49)	(4)%
Constant currency change (1)				6%
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

	As of/ Six Months Ended		Change
	June 30, 2022	June 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except revenue per membership and percentages)
Revenues	$5,019,066	$4,744,154	$274,912	6%
Paid net membership additions (losses)	(1,070)	1,998	(3,068)	(154)%
Paid memberships at end of period	72,966	68,696	4,270	6%
Average paying memberships	73,618	68,103	5,515	8%
Average monthly revenue per paying membership	$11.36	$11.61	$(0.25)	(2)%
Constant currency change (1)				6%

Latin America (LATAM)

Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

	As of/ Three Months Ended		Change
	June 30, 2022	June 30, 2021	Q2'22 vs. Q2'21
	(in thousands, except revenue per membership and percentages)
Revenues	$1,030,234	$860,882	$169,352	20%
Paid net membership additions (losses)	14	764	(750)	(98)%
Paid memberships at end of period	39,624	38,658	966	2%
Average paying memberships	39,617	38,276	1,341	4%
Average monthly revenue per paying membership	$8.67	$7.50	$1.17	16%
Constant currency change (1)				15%
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

	As of/ Six Months Ended		Change
	June 30, 2022	June 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except revenue per membership and percentages)
Revenues	$2,029,182	$1,697,529	$331,653	20%
Paid net membership additions (losses)	(337)	1,121	(1,458)	(130)%
Paid memberships at end of period	39,624	38,658	966	2%
Average paying memberships	39,702	37,996	1,706	4%
Average monthly revenue per paying membership	$8.52	$7.45	$1.07	14%
Constant currency change (1)				17%

Asia-Pacific (APAC)
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

	As of/ Three Months Ended		Change
	June 30, 2022	June 30, 2021	Q2'22 vs. Q2'21
	(in thousands, except revenue per membership and percentages)
Revenues	$907,719	$799,480	$108,239	14%
Paid net membership additions	1,080	1,022	58	6%
Paid memberships at end of period	34,799	27,875	6,924	25%
Average paying memberships	34,259	27,364	6,895	25%
Average monthly revenue per paying membership	$8.83	$9.74	$(0.91)	(9)%
Constant currency change (1)				(2)%

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

	As of/ Six Months Ended		Change
	June 30, 2022	June 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except revenue per membership and percentages)
Revenues	$1,824,473	$1,561,894	$262,579	17%
Paid net membership additions	2,167	2,383	(216)	(9)%
Paid memberships at end of period	34,799	27,875	6,924	25%
Average paying memberships	33,718	26,769	6,949	26%
Average monthly revenue per paying membership	$9.02	$9.72	$(0.70)	(7)%
Constant currency change (1)				—%

(1) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the three and six months ended June 30, 2022, our revenues would have been approximately $339 million and $619 million higher had foreign currency exchange rates remained constant with those for the three and six months ended June 30, 2021.

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

Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

	Three Months Ended		Change
	June 30, 2022	June 30, 2021	Q2'22 vs. Q2'21
	(in thousands, except percentages)
Cost of revenues	$4,690,755	$4,018,008	$672,747	17%
As a percentage of revenues	59%	55%

The increase in cost of revenues was primarily due to a $455 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. Personnel-related costs also increased $152 million primarily due to growth in average headcount to support the increase in our production activity, coupled with an increase in employee compensation.
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

	Six Months Ended		Change
	June 30, 2022	June 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
Cost of revenues	$8,975,460	$7,886,519	$1,088,941	14%
As a percentage of revenues	57%	54%

The increase in cost of revenues was primarily due to a $902 million increase in content amortization relating to our existing and new content, including more exclusive and original programming.

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
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

	Three Months Ended		Change
	June 30, 2022	June 30, 2021	Q2'22 vs. Q2'21
	(in thousands, except percentages)
Marketing	$574,960	$603,973	$(29,013)	(5)%
As a percentage of revenues	7%	8%

The decrease in marketing expenses was primarily due to a $84 million decrease in advertising expenses, partially offset by a $61 million increase in personnel-related costs primarily due to growth in average headcount to support the increase in our production activity, coupled with an increase in employee compensation.
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

	Six Months Ended		Change
	June 30, 2022	June 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
Marketing	$1,130,938	$1,116,485	$14,453	1%
As a percentage of revenues	7%	8%

The increase in marketing expenses was primarily due to a $107 million increase in personnel-related costs primarily due to growth in average headcount to support the increase in our production activity, coupled with an increase in employee compensation, partially offset by a $75 million decrease in advertising expenses.
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
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

	Three Months Ended		Change
	June 30, 2022	June 30, 2021	Q2'22 vs. Q2'21
	(in thousands, except percentages)
Technology and development	$716,846	$537,321	$179,525	33%
As a percentage of revenues	9%	7%

The increase in technology and development expenses was primarily due to a $163 million increase in personnel-related costs, primarily due an increase in employee compensation coupled with growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

	Six Months Ended		Change
	June 30, 2022	June 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
Technology and development	$1,374,376	$1,062,528	$311,848	29%
As a percentage of revenues	9%	7%

The increase in technology and development expenses was primarily due to a $275 million increase in personnel-related costs, primarily due to an increase in employee compensation coupled with growth in average headcount to support the increase in our production activity and continued improvements in our streaming service.
General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

	Three Months Ended		Change
	June 30, 2022	June 30, 2021	Q2'22 vs. Q2'21
	(in thousands, except percentages)
General and administrative	$409,297	$334,845	$74,452	22%
As a percentage of revenues	5%	5%

The increase in general and administrative expenses was primarily due to a $95 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service, coupled with an increase in employee compensation.
Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

	Six Months Ended		Change
	June 30, 2022	June 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
General and administrative	$807,225	$632,041	$175,184	28%
As a percentage of revenues	5%	4%

The increase in general and administrative expenses was primarily due to a $195 million increase in personnel-related costs, primarily due to growth in average headcount to support the increase in our production activity and continued improvements in our streaming service, coupled with an increase in employee compensation.
Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

	Three Months Ended		Change
	June 30, 2022	June 30, 2021	Q2'22 vs. Q2'21
	(in thousands, except percentages)
Interest expense	$175,455	$191,322	$(15,867)	(8)%
As a percentage of revenues	2%	3%

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

	Six Months Ended		Change
	June 30, 2022	June 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
Interest expense	$363,034	$385,762	$(22,728)	(6)%
As a percentage of revenues	2%	3%

Interest expense primarily consists of interest on our Notes of $178 million and $356 million for the three and six months ended June 30, 2022. The decrease in interest expense for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was due to the lower average aggregate principal of interest bearing notes outstanding.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash and cash equivalents.
Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

	Three Months Ended		Change
	June 30, 2022	June 30, 2021	Q2'22 vs. Q2'21
	(in thousands, except percentages)
Interest and other income (expense)	$220,226	$(62,519)	$282,745	452%
As a percentage of revenues	3%	(1)%

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

	Six Months Ended		Change
	June 30, 2022	June 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
Interest and other income (expense)	$415,871	$206,567	$209,304	101%
As a percentage of revenues	3%	1%
Interest and other income (expense) increased in the three and six months ended June 30, 2022 primarily due to foreign exchange gains of $239 million and $431 million, respectively, compared to foreign exchange losses of $60 million and foreign exchange gains of $198 million, respectively, for the corresponding periods in 2021. In the three and six months ended June 30, 2022, the foreign exchange gains were primarily driven by the non-cash gains of $305 million and $466 million, respectively, from the remeasurement of our €5,170 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three months ended June 30, 2021, the foreign exchange losses were primarily driven by the non-cash loss of $63 million from the remeasurement of our €5,170 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the six months ended June 30, 2021, the foreign exchange gains were primarily driven by the non-cash gain of $190 million from the remeasurement of our €5,170 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies.

Provision for Income Taxes

Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

	Three Months Ended		Change
	June 30, 2022	June 30, 2021	Q2'22 vs. Q2'21
	(in thousands, except percentages)
Provision for income taxes	$182,103	$240,776	$(58,673)	(24)%
Effective tax rate	11%	15%

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

	Six Months Ended		Change
	June 30, 2022	June 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
Provision for income taxes	$564,348	$568,563	$(4,215)	(1)%
Effective tax rate	16%	16%

The effective tax rates for the three and six months ended June 30, 2022 differed from the Federal statutory rate primarily due to an increase in foreign taxes, offset by the impact of international provisions of the Tax Cuts and Jobs Act, the Federal and California R&D credits, and the recognition of excess tax benefits of stock-based compensation.
The decrease in the effective tax rate for the three months ended June 30, 2022, as compared to the same period in 2021 was primarily due to the impact of the international provisions of the Tax Cuts and Jobs Act and the Federal and California R&D credits. The effective tax rate for the six months ended June 30, 2022 was consistent compared to the same period in 2021.

Liquidity and Capital Resources

	As of		Change
	June 30, 2022	December 31, 2021	June 30, 2022 vs. December 31, 2021
	(in thousands, except percentages)
Cash, cash equivalents and restricted cash	$5,844,409	$6,055,111	$(210,702)	(3)%
Short-term and long-term debt	14,233,303	15,392,895	(1,159,592)	(8)%

Cash, cash equivalents and restricted cash decreased $211 million in the six months ended June 30, 2022 primarily due to the repayment of debt, purchases of property and equipment and acquisitions, partially offset by cash provided by operations.
Debt, net of debt issuance costs, decreased $1,160 million primarily due to the repayment upon maturity of the $700 million aggregate principal amount of our 5.500% Senior Notes in February 2022, coupled with the remeasurement of our euro-denominated notes. The amount of interest on our outstanding notes due in the next twelve months is $678 million. As of June 30, 2022, no amounts had been borrowed under the $1 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. There were no repurchases during the six months ended June 30, 2022. As of June 30, 2022, $4.4 billion remains available for repurchases.

Our primary uses of cash include the acquisition, licensing and production of content, marketing programs, streaming delivery and personnel-related costs. Cash payment terms for non-original content have historically been in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to continue to significantly invest in global content, particularly in original content, which will impact our liquidity. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for the next twelve months and beyond.
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. Expected timing of those payments are as follows:

	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$22,769,606	$10,208,609	$12,560,997
Debt (2)	18,410,082	677,647	17,732,435
Operating lease obligations (3)	3,489,470	451,812	3,037,658
Total	$44,669,158	$11,338,068	$33,331,090

(1)As of June 30, 2022, content obligations were comprised of $4.2 billion included in “Current content liabilities” and $3.0 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $15.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition. See Note 7 Commitments and Contingencies to the consolidated financial statements for further details.
The material cash requirements above do not include any estimated obligation for the unknown future titles, payment for which could range from less than one year to more than five years. However, these unknown obligations are expected to be significant and we believe could include approximately $1 billion to $4 billion over the next three years, with the payments for the vast majority of such amounts expected to occur after the next twelve months. The foregoing range is based on considerable management judgments and the actual amounts may differ. Once we know the title that we will receive and the license fees, we include the amount in the contractual obligations table above.

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

As of June 30, 2022, we had gross unrecognized tax benefits of $224 million. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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

Three months ended June 30, 2022 as compared to the three months ended June 30, 2021

	Three Months Ended		Change
	June 30, 2022	June 30, 2021	Q2'22 vs. Q2'21
	(in thousands, except percentages)
Net cash provided by (used in) operating activities	$102,750	$(63,761)	$166,511	261%
Net cash used in investing activities	(158,894)	(111,278)	47,616	43%
Net cash provided by (used in) financing activities	11,250	(480,273)	491,523	102%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	102,750	(63,761)	166,511	261%
Purchases of property and equipment	(90,018)	(110,278)	20,260	18%
Change in other assets	—	(1,000)	1,000	100%
Free cash flow	$12,732	$(175,039)	$187,771	107%

Net cash provided by (used in) operating activities increased $167 million to $103 million for the three months ended June 30, 2022. The increase in cash provided by operating activities was primarily driven by a $628 million or 9% increase in revenues, partially offset by an increase in investments in content that require more upfront cash payments. The payments for content assets increased $87 million, from $4,409 million to $4,496 million, or 2%, as compared to the increase in the amortization of content assets of $455 million, from $2,807 million to $3,261 million, or 16%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities increased $48 million for the three months ended June 30, 2022, primarily due to an increase in acquisitions.
Net cash provided by (used in) financing activities increased $492 million for the three months ended June 30, 2022, primarily due to there being no repurchases of common stock in the three months ended June 30, 2022, as compared to repurchases of common stock for an aggregate amount of $500 million in the three months ended June 30, 2021.
Free cash flow was $1,428 million lower than net income for the three months ended June 30, 2022 primarily due to $1,234 million of cash payments for content assets over amortization expense and $305 million of non-cash remeasurement gain on our euro-denominated debt, partially offset by $150 million of non-cash stock-based compensation expense and $39 million in other favorable working capital differences.
Free cash flow was $1,528 million lower than net income for the three months ended June 30, 2021, primarily due to $1,602 million of cash payments for content assets over amortization expense and $91 million in other non-favorable working capital differences, partially offset by $102 million of non-cash stock-based compensation expense and $63 million of non-cash remeasurement loss on our euro-denominated debt.

Six months ended June 30, 2022 as compared to the six months ended June 30, 2021

	Six Months Ended		Change
	June 30, 2022	June 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
Net cash provided by operating activities	$1,025,589	$713,505	$312,084	44%
Net cash used in investing activities	(404,573)	(196,894)	207,679	105%
Net cash used in financing activities	(675,072)	(932,202)	(257,130)	(28)%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	1,025,589	713,505	312,084	44%
Purchases of property and equipment	(211,176)	(191,279)	19,897	10%
Change in other assets	—	(5,615)	(5,615)	(100)%
Free cash flow	$814,413	$516,611	$297,802	58%
Net cash provided by operating activities increased $312 million to $1,026 million for the six months ended June 30, 2022. The increase in cash provided by operating activities was primarily driven by a $1,333 million or 9% increase in revenues, partially offset by an increase in investments in content that require more upfront cash payments. The payments for content assets increased $467 million, from $7,960 million to $8,427 million, or 6% as compared to the increase in the amortization of content assets of $902 million, from $5,526 million to $6,428 million, or 16%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion
Net cash used in investing activities increased $208 million for the six months ended June 30, 2022, primarily due to the increase in purchases of property and equipment and acquisitions.
Net cash used in financing activities decreased $257 million in the six months ended June 30, 2022, due to there being no repurchases of common stock in the six months ended June 30, 2022 as compared to repurchases of common stock for an aggregate amount of $500 million in the six months ended June 30, 2021, partially offset by the repayment upon maturity of the $700 million aggregate principal amount of our 5.500% Senior Notes in February 2022 as compared to the repayment upon maturity of the $500 million aggregate principal amount of our 5.375% Senior Notes in February 2021.
Free cash flow was $2,224 million lower than net income for the six months ended June 30, 2022 primarily due to $1,999 million of cash payments for content assets over amortization expense, $466 million of non-cash remeasurement gain on our euro-denominated debt and $29 million in other non-favorable working capital differences, partially offset by $270 million of non-cash stock-based compensation expense.
Free cash flow was $2,543 million lower than net income for the six months ended June 30, 2021, primarily due to $2,434 million of cash payments for content assets over amortization expense, $190 million of non-cash remeasurement gain on our euro-denominated debt, and $128 million in other non-favorable working capital differences, partially offset by $209 million of non-cash stock-based compensation expense.

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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of June 30, 2022, the valuation allowance of $346 million was related to the California R&D credits and certain foreign tax attributes that we do not expect to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At June 30, 2022, our estimated gross unrecognized tax benefits were $224 million of which $149 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

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
Foreign Currency Risk
Currencies denominated in other than the U.S. dollar accounted for 57% of revenue for the six months ended June 30, 2022. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Canadian dollar, the Mexican Peso, the Australian dollar, and the Japanese yen.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. In the six months ended June 30, 2022, our revenues would have been approximately $619 million higher had foreign currency exchange rates remained consistent with those in same period of 2021.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the six months ended June 30, 2022, we recognized a $431 million foreign exchange gain primarily due to the non-cash remeasurement of our Senior Notes denominated in euros, partially offset by the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the six months ended June 30, 2022 was a decrease of $157 million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. There were no repurchases during the three months ended June 30, 2022. As of June 30, 2022, $4.4 billion remains available for repurchases.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022

3.2	Amended and Restated Bylaws	8-K	001-35727	3.2	June 8, 2022

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	July 21, 2022	By:	/s/ Reed Hastings
Reed Hastings Co-Chief Executive Officer (Principal executive officer)

Dated:	July 21, 2022	By:	/s/ Spencer Neumann
Spencer Neumann Chief Financial Officer (Principal financial officer)