Form 10-Q
period 2022-09-30
NETFLIX INC
filed 2022-10-20
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2022, there were 445,020,494 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Revenues	$7,925,589	$7,483,467	$23,763,497	$21,988,526
Cost of revenues	4,788,665	4,206,589	13,764,125	12,093,108
Marketing	567,954	635,948	1,698,892	1,752,433
Technology and development	662,739	563,887	2,037,115	1,626,415
General and administrative	373,213	321,790	1,180,438	953,831
Operating income	1,533,018	1,755,253	5,082,927	5,562,739
Other income (expense):
Interest expense	(172,575)	(190,429)	(535,609)	(576,191)
Interest and other income	261,404	96,135	677,275	302,702
Income before income taxes	1,621,847	1,660,959	5,224,593	5,289,250
Provision for income taxes	(223,605)	(211,888)	(787,953)	(780,451)
Net income	$1,398,242	$1,449,071	$4,436,640	$4,508,799

Earnings per share:
Basic	$3.14	$3.27	$9.98	$10.18
Diluted	$3.10	$3.19	$9.83	$9.90
Weighted-average shares of common stock outstanding:
Basic	444,878	442,778	444,529	443,052
Diluted	450,344	454,925	451,168	455,230

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$1,398,242	$1,449,071	$4,436,640	$4,508,799
Other comprehensive loss:
Foreign currency translation adjustments	(103,167)	(29,610)	(207,148)	(64,233)
Comprehensive income	$1,295,075	$1,419,461	$4,229,492	$4,444,566

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Cash flows from operating activities:
Net income	$1,398,242	$1,449,071	$4,436,640	$4,508,799
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(4,582,671)	(4,666,237)	(12,853,846)	(12,047,563)
Change in content liabilities	60,867	(29,246)	(95,054)	(607,494)
Amortization of content assets	3,653,592	2,963,051	10,081,305	8,489,050
Depreciation and amortization of property, equipment and intangibles	85,188	70,253	243,295	144,428
Stock-based compensation expense	152,062	95,078	421,663	303,891
Foreign currency remeasurement gain on debt	(348,458)	(136,488)	(814,792)	(326,744)
Other non-cash items	102,513	102,211	409,855	282,971
Deferred income taxes	(57,797)	50,967	(242,523)	261,827
Changes in operating assets and liabilities:
Other current assets	(120,071)	(95,145)	44,485	(369,073)
Accounts payable	53,875	24,836	(283,617)	(40,164)
Accrued expenses and other liabilities	212,072	269,774	324,116	276,241
Deferred revenue	(48,420)	(4,732)	(42,053)	64,640
Other non-current assets and liabilities	(4,184)	(11,014)	(47,075)	(144,925)
Net cash provided by operating activities	556,810	82,379	1,582,399	795,884
Cash flows from investing activities:
Purchases of property and equipment	(84,960)	(167,327)	(296,136)	(358,606)
Change in other assets	—	(21,304)	—	(26,919)
Acquisitions	—	—	(193,397)	—
Net cash used in investing activities	(84,960)	(188,631)	(489,533)	(385,525)
Cash flows from financing activities:
Repayments of debt	—	—	(700,000)	(500,000)
Proceeds from issuance of common stock	4,113	18,445	29,041	86,265
Repurchases of common stock	—	(100,000)	—	(600,022)
Net cash provided by (used in) financing activities	4,113	(81,555)	(670,959)	(1,013,757)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(180,058)	(63,843)	(336,704)	(82,504)
Net increase (decrease) in cash, cash equivalents and restricted cash	295,905	(251,650)	85,203	(685,902)
Cash, cash equivalents and restricted cash at beginning of period	5,844,409	7,804,618	6,055,111	8,238,870
Cash, cash equivalents and restricted cash at end of period	$6,140,314	$7,552,968	$6,140,314	$7,552,968
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,113,733	$6,027,804
Other current assets	2,703,170	2,042,021
Total current assets	8,816,903	8,069,825
Content assets, net	32,777,340	30,919,539
Property and equipment, net	1,372,754	1,323,453
Other non-current assets	4,595,190	4,271,846
Total assets	$47,562,187	$44,584,663
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,225,890	$4,292,967
Accounts payable	560,156	837,483
Accrued expenses and other liabilities	1,803,555	1,449,351
Deferred revenue	1,176,323	1,209,342
Short-term debt	—	699,823
Total current liabilities	7,765,924	8,488,966
Non-current content liabilities	2,955,368	3,094,213
Long-term debt	13,888,117	14,693,072
Other non-current liabilities	2,424,637	2,459,164
Total liabilities	27,034,046	28,735,415
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at September 30, 2022 and December 31, 2021; 445,020,494 and 443,963,107 issued and outstanding at September 30, 2022 and December 31, 2021, respectively	4,473,962	4,024,561
Treasury stock at cost (1,564,478 shares at September 30, 2022)	(824,190)	(824,190)
Accumulated other comprehensive loss	(247,643)	(40,495)
Retained earnings	17,126,012	12,689,372
Total stockholders’ equity	20,528,141	15,849,248
Total liabilities and stockholders’ equity	$47,562,187	$44,584,663

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total stockholders' equity, beginning balances	$19,075,974	$13,863,871	$15,849,248	$11,065,240

Common stock and additional paid-in capital:
Beginning balances	$4,316,870	$3,721,246	$4,024,561	$3,447,698
Issuance of common stock upon exercise of options	5,030	36,207	27,738	100,942
Stock-based compensation expense	152,062	95,078	421,663	303,891
Ending balances	$4,473,962	$3,852,531	$4,473,962	$3,852,531

Treasury stock:
Beginning balances	$(824,190)	$(500,022)	$(824,190)	$—
Repurchases of common stock to be held as treasury stock	—	(100,000)	—	(600,022)
Ending balances	$(824,190)	$(600,022)	$(824,190)	$(600,022)

Accumulated other comprehensive loss
Beginning balances	$(144,476)	$9,775	$(40,495)	$44,398
Other comprehensive loss	(103,167)	(29,610)	(207,148)	(64,233)
Ending balances	$(247,643)	$(19,835)	$(247,643)	$(19,835)

Retained earnings:
Beginning balances	$15,727,770	$10,632,872	$12,689,372	$7,573,144
Net income	1,398,242	1,449,071	4,436,640	4,508,799
Ending balances	$17,126,012	$12,081,943	$17,126,012	$12,081,943

Total stockholders' equity, ending balances	$20,528,141	$15,314,617	$20,528,141	$15,314,617

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
The following tables summarize streaming revenues, paid net membership additions, and paid memberships at end of period by region for the three and nine months ended September 30, 2022 and 2021, respectively:

United States and Canada (UCAN)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Revenues	$3,601,565	$3,257,697	$10,489,852	$9,663,312
Paid net membership additions (losses)	104	73	(1,828)	88
Paid memberships at end of period (1)	73,387	74,024	73,387	74,024

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Revenues	$2,375,814	$2,432,239	$7,394,880	$7,176,393
Paid net membership additions (losses)	568	1,804	(502)	3,802
Paid memberships at end of period (1)	73,534	70,500	73,534	70,500

Latin America (LATAM)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Revenues	$1,023,945	$915,297	$3,053,127	$2,612,826
Paid net membership additions (losses)	312	330	(25)	1,451
Paid memberships at end of period (1)	39,936	38,988	39,936	38,988

Asia-Pacific (APAC)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Revenues	$889,037	$834,002	$2,713,510	$2,395,896
Paid net membership additions	1,429	2,176	3,596	4,559
Paid memberships at end of period (1)	36,228	30,051	36,228	30,051

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
Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $3.3 billion and $9.7 billion, respectively, for the three and nine months ended September 30, 2022 and $3.0 billion and $9.0 billion, respectively, for the three and nine months ended September 30, 2021. DVD revenues were $35 million and $112 million, respectively, for the three and nine months ended September 30, 2022 and $44 million and $140 million, respectively, for three and nine months ended September 30, 2021.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of September 30, 2022, total deferred revenue was $1,176 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $33 million decrease in deferred revenue as compared to the balance of $1,209 million as of December 31, 2021 is primarily due to a decrease in the purchase of gift cards, partially offset by an increase in average monthly revenue per paying member.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands, except per share data)
Basic earnings per share:
Net income	$1,398,242	$1,449,071	$4,436,640	$4,508,799
Shares used in computation:
Weighted-average shares of common stock outstanding	444,878	442,778	444,529	443,052
Basic earnings per share	$3.14	$3.27	$9.98	$10.18

Diluted earnings per share:
Net income	$1,398,242	$1,449,071	$4,436,640	$4,508,799
Shares used in computation:
Weighted-average shares of common stock outstanding	444,878	442,778	444,529	443,052
Employee stock options	5,466	12,147	6,639	12,178
Weighted-average number of shares	450,344	454,925	451,168	455,230
Diluted earnings per share	$3.10	$3.19	$9.83	$9.90

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Employee stock options	8,536	279	6,487	441

4. Cash, Cash Equivalents and Restricted Cash

The following tables summarize the Company's cash, cash equivalents, and restricted cash as of September 30, 2022 and December 31, 2021:

	As of September 30, 2022
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$5,363,669	$2,819	$23,641	$5,390,129
Level 1 securities:
Money market funds	750,064	—	121	750,185

	$6,113,733	$2,819	$23,762	$6,140,314

	As of December 31, 2021
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,103,613	$3,189	$23,972	$4,130,774
Level 1 securities:
Money market funds	1,924,191	—	146	1,924,337

	$6,027,804	$3,189	$24,118	$6,055,111
Other current assets include restricted cash for deposits related to self insurance. Non-current assets include restricted cash related to letter of credit agreements.
There were no material gross realized gains or losses in the three and nine months ended September 30, 2022 or 2021.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Licensed content, net	$12,571,064	$13,799,221

Produced content, net
Released, less amortization	7,936,197	6,877,743
In production	11,484,835	9,235,975
In development and pre-production	785,244	1,006,600
	20,206,276	17,120,318

Content assets, net	$32,777,340	$30,919,539

As of September 30, 2022, approximately $5,500 million, $2,836 million, and $1,865 million of the $12,571 million unamortized cost of the licensed content is expected to be amortized in each of the next three years, respectively.  As of September 30, 2022, approximately $3,131 million, $2,058 million, and $1,363 million of the $7,936 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years, respectively.
As of September 30, 2022, the amount of accrued participations and residuals was not material.
The following tables represent the amortization of content assets:

	Three Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Licensed content	$1,967,720	$1,965,514
Produced content	1,685,872	997,537
Total	$3,653,592	$2,963,051

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Licensed content	$5,751,940	$5,679,398
Produced content	4,329,365	2,809,652
Total	$10,081,305	$8,489,050
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	September 30, 2022	December 31, 2021	Estimated Useful Lives
	(in thousands)
Land	$84,726	$82,381
Buildings	50,026	48,123	30 years
Leasehold improvements	1,037,193	863,342	Over life of lease
Furniture and fixtures	154,980	139,809	3 years
Information technology	427,223	380,452	3 years
Corporate aircraft	110,978	110,978	8 years
Machinery and equipment	27,277	32,426	3-5 years
Capital work-in-progress	190,373	282,248
Property and equipment, gross	2,082,776	1,939,759
Less: Accumulated depreciation	(710,022)	(616,306)
Property and equipment, net	$1,372,754	$1,323,453

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Cash paid for operating lease liabilities	$105,848	$89,916
Right-of-use assets obtained in exchange for new operating lease obligations	2,938	252,377

	Nine Months Ended
	September 30, 2022	September 30, 2021
	(in thousands)
Cash paid for operating lease liabilities	$308,747	$251,827
Right-of-use assets obtained in exchange for new operating lease obligations	183,540	485,173

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Operating lease right-of-use assets, net	$2,211,507	$2,446,573

Current operating lease liabilities	334,339	315,189
Non-current operating lease liabilities	2,209,725	2,408,486
Total operating lease liabilities	$2,544,064	$2,723,675

Other Current Assets
Other current assets consisted of the following:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Trade receivables	$875,042	$804,320
Prepaid expenses	391,832	323,818
Other	1,436,296	913,883
Total other current assets	$2,703,170	$2,042,021

The increase in Other was primarily due to a modification of a content licensing arrangement.

6. Debt
As of September 30, 2022, the Company had aggregate outstanding notes of $13,888 million, net of $82 million of issuance costs, with varying maturities (the "Notes"). As of December 31, 2021, the Company had aggregate outstanding notes of $15,393 million, net of $92 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain totaling $348 million and $815 million, respectively, for the three and nine months ended September 30, 2022).
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of September 30, 2022 and December 31, 2021:

	Principal Amount at Par				Level 2 Fair Value as of
	September 30, 2022	December 31, 2021	Issuance Date	Maturity	September 30, 2022	December 31, 2021
	(in millions)				(in millions)
5.500% Senior Notes	—	700	February 2015	February 2022	—	704
5.750% Senior Notes	400	400	February 2014	March 2024	407	437
5.875% Senior Notes	800	800	February 2015	February 2025	805	899
3.000% Senior Notes (1)	460	535	April 2020	June 2025	447	581
3.625% Senior Notes	500	500	April 2020	June 2025	473	529
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	948	1,111
3.625% Senior Notes (1)	1,275	1,480	May 2017	May 2027	1,206	1,702
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,501	1,829
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,847	2,293
4.625% Senior Notes (1)	1,079	1,252	October 2018	May 2029	1,011	1,565
6.375% Senior Notes	800	800	October 2018	May 2029	798	999
3.875% Senior Notes (1)	1,177	1,366	April 2019	November 2029	1,041	1,651
5.375% Senior Notes	900	900	April 2019	November 2029	850	1,068
3.625% Senior Notes (1)	1,079	1,252	October 2019	June 2030	927	1,493
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	914	1,169
	$13,970	$15,485			$13,175	$18,030
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

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all related covenants.
Revolving Credit Facility
On June 17, 2021, the Company amended its unsecured revolving credit facility ("Revolving Credit Agreement") to, among other things, extend the maturity date from March 29, 2024 to June 17, 2026 and to increase the size of the facility from $750 million to $1 billion. Revolving loans may be borrowed, repaid and reborrowed until June 17, 2026, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of September 30, 2022, no amounts have been borrowed under the Revolving Credit Agreement.

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
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of September 30, 2022 and December 31, 2021, the Company was in compliance with all related covenants.

7. Commitments and Contingencies

Content
As of September 30, 2022, the Company had $21.6 billion of obligations comprised of $4.2 billion included in "Current content liabilities" and $3.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $14.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2021, the Company had $23.2 billion of obligations comprised of $4.3 billion included in "Current content liabilities" and $3.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $15.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
Less than one year	$9,667,326	$10,019,306
Due after one year and through three years	8,961,147	9,238,315
Due after three years and through five years	2,639,608	3,238,977
Due after five years	304,664	664,762
Total content obligations	$21,572,745	$23,161,360
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
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2021	20,145,360	17,595,851	$219.83
Granted	(2,812,627)	2,812,627	265.11
Exercised	—	(1,057,387)	26.26
Expired	—	(4,871)	11.35
Balances as of September 30, 2022	17,332,733	19,346,220	$237.05

The aggregate intrinsic value of the Company's outstanding stock options as of September 30, 2022 was $1,329 million and represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the third quarter of 2022. This amount changes based on the fair market value of the Company’s common stock. The weighted-average remaining contractual term of the Company's outstanding stock options as of September 30, 2022 included in the table above was 5.58 years. All options outstanding are vested and exercisable.

A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands)
Total intrinsic value of options exercised	$65,087	$263,507	$262,879	$581,817
Cash received from options exercised	4,113	18,445	29,041	86,265
Stock-based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Dividend yield	—%	—%	—%	—%
Expected volatility	50%	34%	38% - 50%	34% - 41%
Risk-free interest rate	2.98%	1.37%	1.71% - 2.98%	1.08% - 1.62%
Suboptimal exercise factor	4.73	3.85	4.71 - 4.73	3.81 - 3.85
Weighted-average fair value (per share)	$127	$240	$150	$250
Total stock-based compensation expense (in thousands)	$152,062	$95,078	$421,663	$303,891
Total income tax impact on provision (in thousands)	$33,724	$21,443	$93,472	$68,354

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
Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. There were no repurchases during the three and nine months ended September 30, 2022. As of September 30, 2022, $4.4 billion remain available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of September 30, 2022, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.

9. Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
	(in thousands, except percentages)
Provision for income taxes	$223,605	$211,888	$787,953	$780,451
Effective tax rate	14%	13%	15%	15%
The effective tax rate for the three months ended September 30, 2022 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act, the Federal and California Research and Development (“R&D”) credits, and the recognition of excess tax benefits of stock-based compensation. The effective tax rate for the nine months ended September 30, 2022 differed from the Federal statutory rate primarily due to an increase in foreign taxes, offset by the impact of international provisions of the Tax Cuts and Jobs Act, the Federal and California R&D credits, and the recognition of excess tax benefits of stock-based compensation. The effective tax rates for the three and nine months ended September 30, 2021 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act and recognition of excess tax benefits of stock-based compensation.
The increase in the effective tax rate for the three months ended September 30, 2022, as compared to the same period in 2021 was primarily due to a reduction in excess tax benefits of stock-based compensation. The effective tax rate for the nine months ended September 30, 2022 was consistent compared to the same period in 2021. For the three and nine months ended September 30, 2022, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $14 million and $57 million, respectively, compared to the three and nine months ended September 30, 2021 of $57 million and $123 million, respectively.
Gross unrecognized tax benefits were $230 million and $203 million as of September 30, 2022 and December 31, 2021, respectively. The gross unrecognized tax benefits as of September 30, 2022, if recognized by the Company, will result in a reduction of approximately $152 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for 2016 through 2018 and is subject to examination for 2019 through 2021. The foreign and state tax returns for years 2015 through 2021 are subject to examination by various states and foreign jurisdictions.
Given the potential outcome of the current examination, as well as the impact of the current examination on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible adjustments cannot be made at this time.

10. Segment and Geographic Information

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") are its co-chief executive officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
Total U.S. revenues were $3.3 billion and $9.7 billion, respectively, for the three and nine months ended September 30, 2022, and $3.0 billion and $9.0 billion, respectively, for the three and nine months ended September 30, 2021. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, were located as follows:

	As of
	September 30, 2022	December 31, 2021
	(in thousands)
United States	$2,785,303	$2,833,059
International	798,958	936,967

11. Subsequent Event

On October 3, 2022, the Company completed the acquisition of Animal Logic, an Australian animation studio. The Company anticipates accounting for the transaction as a business combination.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to statements regarding: our core strategy; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, adequacy of existing facilities, net cash provided by (used in) operating activities, access to financing sources, and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; seasonality; the impact of foreign exchange rate and interest rate fluctuations; the impact of the discontinuance of the LIBO Rate; future regulatory changes and their impact on our business; price changes and testing; impact of recently adopted accounting pronouncements; accounting treatment for changes related to content assets and acquisitions; membership growth, including impact of content and pricing changes on membership growth; partnerships; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming; content amortization; tax expense; unrecognized tax benefits; deferred tax assets; our ability to effectively manage change and growth; and the impact of the coronavirus (COVID-19) pandemic and our response to it. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on January 27, 2022, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item IA.
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

Overview
We are one of the world’s leading entertainment services with approximately 223 million paid memberships in over 190 countries enjoying TV series, documentaries, feature films and mobile games across a wide variety of genres and languages. Members can engage as much as they want, anytime, anywhere, on any internet-connected screen. Members can play, pause and resume to watch, anytime, anywhere, and can change their plans at any time. Additionally, we continue to offer our DVD-by-mail service in the United States (“U.S.”).
We are a pioneer in the delivery of streaming entertainment, launching our streaming service in 2007. Since this launch, we have developed an ecosystem for internet-connected screens and continue to add content that enables consumers to enjoy entertainment directly on their internet-connected screens. As a result of these efforts, we have experienced growing consumer acceptance of, and interest in, the delivery of streaming entertainment.
Our core strategy is to grow our streaming business globally within the parameters of our operating margin target. We are continuously improving our members’ experience by expanding our content with a focus on a programming mix of content that delights our members and attracts new members. For example, in 2021 we added mobile games to our service. In addition, we are continuously enhancing our user interface and extending our streaming service to more internet-connected screens. Certain of our members can download a selection of titles for offline viewing.
Our membership growth exhibits a seasonal pattern that reflects variations when consumers buy internet-connected screens and when they tend to increase their viewing. Historically, the fourth quarter represents our greatest streaming membership growth. In addition, our membership growth can be impacted by our content release schedule and changes to pricing.

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	September 30, 2022	September 30, 2021	Q3'22 vs. Q3'21
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$7,890,361	$7,439,235	$451,126	6%
DVD revenues	35,228	44,232	(9,004)	(20)%
Total revenues	$7,925,589	$7,483,467	$442,122	6%

Operating income	1,533,018	1,755,253	$(222,235)	(13)%
Operating margin	19%	23%	(4)%

Global Streaming Memberships:
Paid net membership additions	2,413	4,383	(1,970)	(45)%
Paid memberships at end of period	223,085	213,563	9,522	4%
Average paying memberships	221,879	211,372	10,507	5%
Average monthly revenue per paying membership	$11.85	$11.73	$0.12	1%

Consolidated revenues for the three months ended September 30, 2022 increased 6% as compared to the three months ended September 30, 2021 due to the 5% growth in average paying memberships and a 1% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes, partially offset by the strengthening of the U.S. dollar relative to certain foreign currencies.
The decrease in operating margin is primarily due to revenues growing at a slower rate as compared to the 23% increase in content amortization. Revenue growth during the quarter was impacted by fluctuations in foreign exchange rates, while content amortization increased as a result of delays in content releases due to the COVID-19 pandemic impacting the comparable prior year period.
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

Streaming Revenues
We derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of September 30, 2022, pricing on our paid plans ranged from the U.S. dollar equivalent of $1 to $26 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
The following tables summarize streaming revenue and other streaming membership information by region for the three and nine months ended September 30, 2022 and 2021.

United States and Canada (UCAN)
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

	As of/ Three Months Ended		Change
	September 30, 2022	September 30, 2021	Q3'22 vs. Q3'21
	(in thousands, except revenue per membership and percentages)
Revenues	$3,601,565	$3,257,697	$343,868	11%
Paid net membership additions	104	73	31	42%
Paid memberships at end of period	73,387	74,024	(637)	(1)%
Average paying memberships	73,335	73,988	(653)	(1)%
Average monthly revenue per paying membership	$16.37	$14.68	$1.69	12%
Constant currency change (1)				12%
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

	As of/ Nine Months Ended		Change
	September 30, 2022	September 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except revenue per membership and percentages)
Revenues	$10,489,852	$9,663,312	$826,540	9%
Paid net membership additions (losses)	(1,828)	88	(1,916)	(2,177)%
Paid memberships at end of period	73,387	74,024	(637)	(1)%
Average paying memberships	74,054	74,105	(51)	—%
Average monthly revenue per paying membership	$15.74	$14.49	$1.25	9%
Constant currency change (1)				9%

Europe, Middle East, and Africa (EMEA)
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

	As of/ Three Months Ended		Change
	September 30, 2022	September 30, 2021	Q3'22 vs. Q3'21
	(in thousands, except revenue per membership and percentages)
Revenues	$2,375,814	$2,432,239	$(56,425)	(2)%
Paid net membership additions	568	1,804	(1,236)	(69)%
Paid memberships at end of period	73,534	70,500	3,034	4%
Average paying memberships	73,250	69,598	3,652	5%
Average monthly revenue per paying membership	$10.81	$11.65	$(0.84)	(7)%
Constant currency change (1)				7%
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

	As of/ Nine Months Ended		Change
	September 30, 2022	September 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except revenue per membership and percentages)
Revenues	$7,394,880	$7,176,393	$218,487	3%
Paid net membership additions (losses)	(502)	3,802	(4,304)	(113)%
Paid memberships at end of period	73,534	70,500	3,034	4%
Average paying memberships	73,495	68,601	4,894	7%
Average monthly revenue per paying membership	$11.18	$11.62	$(0.44)	(4)%
Constant currency change (1)				7%

Latin America (LATAM)

Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

	As of/ Three Months Ended		Change
	September 30, 2022	September 30, 2021	Q3'22 vs. Q3'21
	(in thousands, except revenue per membership and percentages)
Revenues	$1,023,945	$915,297	$108,648	12%
Paid net membership additions	312	330	(18)	(5)%
Paid memberships at end of period	39,936	38,988	948	2%
Average paying memberships	39,780	38,823	957	2%
Average monthly revenue per paying membership	$8.58	$7.86	$0.72	9%
Constant currency change (1)				16%
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

	As of/ Nine Months Ended		Change
	September 30, 2022	September 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except revenue per membership and percentages)
Revenues	$3,053,127	$2,612,826	$440,301	17%
Paid net membership additions (losses)	(25)	1,451	(1,476)	(102)%
Paid memberships at end of period	39,936	38,988	948	2%
Average paying memberships	39,728	38,272	1,456	4%
Average monthly revenue per paying membership	$8.54	$7.59	$0.95	13%
Constant currency change (1)				17%

Asia-Pacific (APAC)
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

	As of/ Three Months Ended		Change
	September 30, 2022	September 30, 2021	Q3'22 vs. Q3'21
	(in thousands, except revenue per membership and percentages)
Revenues	$889,037	$834,002	$55,035	7%
Paid net membership additions	1,429	2,176	(747)	(34)%
Paid memberships at end of period	36,228	30,051	6,177	21%
Average paying memberships	35,514	28,963	6,551	23%
Average monthly revenue per paying membership	$8.34	$9.60	$(1.26)	(13)%
Constant currency change (1)				(3)%

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

	As of/ Nine Months Ended		Change
	September 30, 2022	September 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except revenue per membership and percentages)
Revenues	$2,713,510	$2,395,896	$317,614	13%
Paid net membership additions	3,596	4,559	(963)	(21)%
Paid memberships at end of period	36,228	30,051	6,177	21%
Average paying memberships	34,316	27,500	6,816	25%
Average monthly revenue per paying membership	$8.79	$9.68	$(0.89)	(9)%
Constant currency change (1)				(1)%

(1) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the three and nine months ended September 30, 2022, our revenues would have been approximately $548 million and $1,167 million higher had foreign currency exchange rates remained constant with those for the three and nine months ended September 30, 2021.

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

Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

	Three Months Ended		Change
	September 30, 2022	September 30, 2021	Q3'22 vs. Q3'21
	(in thousands, except percentages)
Cost of revenues	$4,788,665	$4,206,589	$582,076	14%
As a percentage of revenues	60%	56%

The increase in cost of revenues was primarily due to a $691 million increase in content amortization relating to our existing and new content, including more exclusive and original programming.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

	Nine Months Ended		Change
	September 30, 2022	September 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
Cost of revenues	$13,764,125	$12,093,108	$1,671,017	14%
As a percentage of revenues	58%	55%

The increase in cost of revenues was primarily due to a $1,592 million increase in content amortization relating to our existing and new content, including more exclusive and original programming.
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
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

	Three Months Ended		Change
	September 30, 2022	September 30, 2021	Q3'22 vs. Q3'21
	(in thousands, except percentages)
Marketing	$567,954	$635,948	$(67,994)	(11)%
As a percentage of revenues	7%	8%

The decrease in marketing expenses was primarily due to a $68 million decrease in advertising expenses.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

	Nine Months Ended		Change
	September 30, 2022	September 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
Marketing	$1,698,892	$1,752,433	$(53,541)	(3)%
As a percentage of revenues	7%	8%

The decrease in marketing expenses was primarily due to a $142 million decrease in advertising expenses and $20 million decrease in payments to our marketing partners, partially offset by a $111 million increase in personnel-related costs.
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
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

	Three Months Ended		Change
	September 30, 2022	September 30, 2021	Q3'22 vs. Q3'21
	(in thousands, except percentages)
Technology and development	$662,739	$563,887	$98,852	18%
As a percentage of revenues	8%	8%

The increase in technology and development expenses was primarily due to a $89 million increase in personnel-related costs.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

	Nine Months Ended		Change
	September 30, 2022	September 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
Technology and development	$2,037,115	$1,626,415	$410,700	25%
As a percentage of revenues	9%	7%

The increase in technology and development expenses was primarily due to a $364 million increase in personnel-related costs.
General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

	Three Months Ended		Change
	September 30, 2022	September 30, 2021	Q3'22 vs. Q3'21
	(in thousands, except percentages)
General and administrative	$373,213	$321,790	$51,423	16%
As a percentage of revenues	5%	4%

The increase in general and administrative expenses was primarily due to a $47 million increase in personnel-related costs.
Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

	Nine Months Ended		Change
	September 30, 2022	September 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
General and administrative	$1,180,438	$953,831	$226,607	24%
As a percentage of revenues	5%	4%

The increase in general and administrative expenses was primarily due to a $242 million increase in personnel-related costs.
Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

	Three Months Ended		Change
	September 30, 2022	September 30, 2021	Q3'22 vs. Q3'21
	(in thousands, except percentages)
Interest expense	$172,575	$190,429	$(17,854)	(9)%
As a percentage of revenues	2%	3%

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

	Nine Months Ended		Change
	September 30, 2022	September 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
Interest expense	$535,609	$576,191	$(40,582)	(7)%
As a percentage of revenues	2%	3%

Interest expense primarily consists of interest on our Notes of $172 million and $528 million for the three and nine months ended September 30, 2022. The decrease in interest expense for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was due to the lower average aggregate principal of interest bearing notes outstanding.
Interest and Other Income
Interest and other income consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash and cash equivalents.
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

	Three Months Ended		Change
	September 30, 2022	September 30, 2021	Q3'22 vs. Q3'21
	(in thousands, except percentages)
Interest and other income	$261,404	$96,135	$165,269	172%
As a percentage of revenues	3%	1%

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

	Nine Months Ended		Change
	September 30, 2022	September 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
Interest and other income	$677,275	$302,702	$374,573	124%
As a percentage of revenues	3%	1%
Interest and other income increased in the three and nine months ended September 30, 2022 primarily due to foreign exchange gains of $249 million and $680 million, respectively, compared to foreign exchange gains of $103 million and $301 million, respectively, for the corresponding periods in 2021. In the three and nine months ended September 30, 2022, the foreign exchange gains were primarily driven by the non-cash gains of $348 million and $815 million, respectively, from the remeasurement of our €5,170 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three and nine months ended September 30, 2021, the foreign exchange gains were primarily driven by the non-cash gains of $136 million and $327 million, respectively, from the remeasurement of our €5,170 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies.

Provision for Income Taxes

Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

	Three Months Ended		Change
	September 30, 2022	September 30, 2021	Q3'22 vs. Q3'21
	(in thousands, except percentages)
Provision for income taxes	$223,605	$211,888	$11,717	6%
Effective tax rate	14%	13%

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

	Nine Months Ended		Change
	September 30, 2022	September 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
Provision for income taxes	$787,953	$780,451	$7,502	1%
Effective tax rate	15%	15%

The effective tax rate for the three months ended September 30, 2022 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act, the Federal and California R&D credits, and the recognition of excess tax benefits of stock-based compensation. The effective tax rate for the nine months ended September 30, 2022 differed from the Federal statutory rate primarily due to an increase in foreign taxes, offset by the impact of international provisions of the Tax Cuts and Jobs Act, the Federal and California R&D credits, and the recognition of excess tax benefits of stock-based compensation.
The increase in the effective tax rate for the three months ended September 30, 2022, as compared to the same period in 2021 was primarily due to a reduction in excess tax benefits of stock-based compensation. The effective tax rate for the nine months ended September 30, 2022 was consistent compared to the same period in 2021.

Liquidity and Capital Resources

	As of		Change
	September 30, 2022	December 31, 2021	September 30, 2022 vs. December 31, 2021
	(in thousands, except percentages)
Cash, cash equivalents and restricted cash	$6,140,314	$6,055,111	$85,203	1%
Short-term and long-term debt	13,888,117	15,392,895	(1,504,778)	(10)%

Cash, cash equivalents and restricted cash increased $85 million in the nine months ended September 30, 2022 primarily due to cash provided by operations, partially offset by the repayment of debt, purchases of property and equipment and acquisitions.
Debt, net of debt issuance costs, decreased $1,505 million primarily due to the remeasurement of our euro-denominated notes, coupled with the repayment upon maturity of the $700 million aggregate principal amount of our 5.500% Senior Notes in February 2022. The amount of interest on our outstanding notes due in the next twelve months is $664 million. As of September 30, 2022, no amounts had been borrowed under the $1 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. There were no repurchases during the nine months ended September 30, 2022. As of September 30, 2022, $4.4 billion remains available for repurchases.
On October 3, 2022, we completed the acquisition of Animal Logic, an Australian animation studio. The transaction was funded with a portion of our existing cash balances.
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
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. Expected timing of those payments are as follows:

	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$21,572,745	$9,667,326	$11,905,419
Debt (2)	17,962,625	664,269	17,298,356
Operating lease obligations (3)	3,328,042	447,421	2,880,621
Total	$42,863,412	$10,779,016	$32,084,396

(1)As of September 30, 2022, content obligations were comprised of $4.2 billion included in “Current content liabilities” and $3.0 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $14.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition. See Note 7 Commitments and Contingencies to the consolidated financial statements for further details.
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

As of September 30, 2022, we had gross unrecognized tax benefits of $230 million. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.

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
Three months ended September 30, 2022 as compared to the three months ended September 30, 2021

	Three Months Ended		Change
	September 30, 2022	September 30, 2021	Q3'22 vs. Q3'21
	(in thousands, except percentages)
Net cash provided by operating activities	$556,810	$82,379	$474,431	576%
Net cash used in investing activities	(84,960)	(188,631)	(103,671)	(55)%
Net cash provided by (used in) financing activities	4,113	(81,555)	85,668	105%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	556,810	82,379	474,431	576%
Purchases of property and equipment	(84,960)	(167,327)	82,367	49%
Change in other assets	—	(21,304)	21,304	100%
Free cash flow	$471,850	$(106,252)	$578,102	544%

Net cash provided by operating activities increased $474 million to $557 million for the three months ended September 30, 2022. The increase in net cash provided by operating activities was primarily driven by a $442 million or 6% increase in revenues, coupled with a decrease in cash payments for content assets. The payments for content assets decreased $174 million, from $4,695 million to $4,522 million, or 4%, as compared to the increase in the amortization of content assets of $691 million, from $2,963 million to $3,654 million, or 23%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased personnel costs to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities decreased $104 million for the three months ended September 30, 2022, primarily due to a decrease in purchases of property and equipment.
Net cash provided by (used in) financing activities increased $86 million for the three months ended September 30, 2022, primarily due to there being no repurchases of common stock in the three months ended September 30, 2022, as compared to repurchases of common stock for an aggregate amount of $100 million in the three months ended September 30, 2021.
Free cash flow was $926 million lower than net income for the three months ended September 30, 2022, primarily due to $868 million of cash payments for content assets over amortization expense and $348 million of non-cash remeasurement gain on our euro-denominated debt, partially offset by $152 million of non-cash stock-based compensation expense and $138 million in other favorable working capital differences.
Free cash flow was $1,555 million lower than net income for the three months ended September 30, 2021, primarily due to $1,732 million of cash payments for content assets over amortization expense and $136 million of non-cash remeasurement gain on our euro-denominated debt, partially offset by $218 million in other favorable working capital differences and $95 million of non-cash stock-based compensation expense.

Nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021

	Nine Months Ended		Change
	September 30, 2022	September 30, 2021	YTD'22 vs. YTD'21
	(in thousands, except percentages)
Net cash provided by operating activities	$1,582,399	$795,884	$786,515	99%
Net cash used in investing activities	(489,533)	(385,525)	104,008	27%
Net cash used in financing activities	(670,959)	(1,013,757)	(342,798)	(34)%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	1,582,399	795,884	786,515	99%
Purchases of property and equipment	(296,136)	(358,606)	(62,470)	(17)%
Change in other assets	—	(26,919)	(26,919)	(100)%
Free cash flow	$1,286,263	$410,359	$875,904	213%
Net cash provided by operating activities increased $787 million to $1,582 million for the nine months ended September 30, 2022. The increase in net cash provided by operating activities was primarily driven by a $1,775 million or 8% increase in revenues, partially offset by an increase in investments in content that require more upfront cash payments. The payments for content assets increased $293 million, from $12,655 million to $12,949 million, or 2% as compared to the increase in the amortization of content assets of $1,592 million, from $8,489 million to $10,081 million, or 19%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased personnel costs to support our continued improvements in our streaming service and our international expansion
Net cash used in investing activities increased $104 million for the nine months ended September 30, 2022, primarily due to the increase in acquisitions, partially offset by a decrease in purchases of property and equipment.
Net cash used in financing activities decreased $343 million in the nine months ended September 30, 2022, due to there being no repurchases of common stock in the nine months ended September 30, 2022 as compared to repurchases of common stock for an aggregate amount of $600 million in the nine months ended September 30, 2021, partially offset by the repayment upon maturity of the $700 million aggregate principal amount of our 5.500% Senior Notes in February 2022 as compared to the repayment upon maturity of the $500 million aggregate principal amount of our 5.375% Senior Notes in February 2021.
Free cash flow was $3,150 million lower than net income for the nine months ended September 30, 2022, primarily due to $2,868 million of cash payments for content assets over amortization expense and $815 million of non-cash remeasurement gain on our euro-denominated debt, partially offset by $422 million of non-cash stock-based compensation expense and $111 million in other favorable working capital differences.
Free cash flow was $4,098 million lower than net income for the nine months ended September 30, 2021, primarily due to $4,166 million of cash payments for content assets over amortization expense and $327 million of non-cash remeasurement gain on our euro-denominated debt, partially offset by $304 million of non-cash stock-based compensation expense and $91 million in other favorable working capital differences.

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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying businesses. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of September 30, 2022, the valuation allowance of $353 million was related to the California R&D credits and certain foreign tax attributes that we do not expect to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At September 30, 2022, our estimated gross unrecognized tax benefits were $230 million of which $152 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.

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
Foreign Currency Risk
Currencies denominated in other than the U.S. dollar accounted for 57% of revenue for the nine months ended September 30, 2022. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Canadian dollar, the Mexican Peso, the Australian dollar, and the Japanese yen.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. In the nine months ended September 30, 2022, our revenues would have been approximately $1,167 million higher had foreign currency exchange rates remained consistent with those in same period of 2021.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the nine months ended September 30, 2022, we recognized a $680 million foreign exchange gain primarily due to the non-cash remeasurement of our Senior Notes denominated in euros, partially offset by the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the nine months ended September 30, 2022 was a decrease of $337 million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. There were no repurchases during the three months ended September 30, 2022. As of September 30, 2022, $4.4 billion remains available for repurchases.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022

3.2	Amended and Restated Bylaws	8-K	001-35727	3.2	June 8, 2022

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	October 20, 2022	By:	/s/ Reed Hastings
Reed Hastings Co-Chief Executive Officer (Principal executive officer)

Dated:	October 20, 2022	By:	/s/ Spencer Neumann
Spencer Neumann Chief Financial Officer (Principal financial and accounting officer)