Form 10-K
period 2022-12-31
NETFLIX INC
filed 2023-01-26
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
121 Albright Way, Los Gatos, California 95032
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2022 the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $76,550,886,077. Shares of common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of December 31, 2022, there were 445,346,776 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our ability to improve our content offerings and service; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, net cash provided by (used in) operating activities, access to financing sources, and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; seasonality; stock price volatility; impact of foreign exchange rate fluctuations, including on net income, revenues and average revenues per paying member; adequacy of existing facilities; the impact of the discontinuance of the LIBO Rate; future regulatory changes and their impact on our business; intellectual property; price changes and testing; impact of recently adopted accounting pronouncements; accounting treatment for changes related to content assets; acquisitions; action by competitors; membership growth, including impact of content and pricing changes on membership growth; partnerships; advertising; multi-household usage; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming; content amortization; tax expense; unrecognized tax benefits; deferred tax assets; our ability to effectively manage change and growth; our company culture; our ability to attract and retain qualified employees and key personnel; and the impact of the coronavirus (COVID-19) pandemic and our response to it. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.Business
ABOUT US
Netflix, Inc. (“Netflix”, “the Company”, “registrant”, “we”, or “us”) is one of the world’s leading entertainment services with approximately 231 million paid memberships in over 190 countries enjoying TV series, films and games across a wide variety of genres and languages. Members can play, pause and resume to watch as much as they want, anytime, anywhere, and can change their plans at any time.
Our core strategy is to grow our business globally within the parameters of our operating margin target. We strive to continuously improve our members' experience by offering compelling content that delights them and attracts new members. We seek to drive conversation around our content to further enhance member joy, and we are continuously enhancing our user interface to help our members more easily choose content that they will find enjoyable.

BUSINESS SEGMENTS
We operate as one operating segment. Our revenues are primarily derived from monthly membership fees for services related to streaming content to our members. See Note 12, Segment and Geographic Information, in the accompanying notes to our consolidated financial statements for further detail.

COMPETITION
The market for entertainment video is intensely competitive and subject to rapid change. We compete with a broad set of activities for consumers’ leisure time, including other entertainment video providers, such as linear TV, streaming entertainment providers (including those that provide pirated content), video gaming providers and more broadly against other sources of entertainment, like social media, that our members could choose in their moments of free time. We also compete against entertainment video providers and content producers in obtaining content for our service, both for licensed content and for original content projects.
While consumers may maintain simultaneous relationships with multiple entertainment sources, we strive for consumers to choose us in their moments of free time. We have often referred to this choice as our objective of "winning moments of truth." In attempting to win these moments of truth with our members, we seek to continually improve our service, including both our technology and our content offerings.
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
REGULATION
The media landscape and the internet delivery of content have seen growing regulatory action. Historically, media has been highly regulated in many countries. We are seeing some of these legacy regulatory frameworks be updated and expanded to address services like ours. In particular, we are seeing some countries update their cultural support legislation to include services like Netflix. This includes content quotas, levies and investment obligations. Some even restrict the extent of ownership rights we can have both in our service and in our content. In certain countries, regulators are also looking at restrictions that could require formal reviews of and/or adjustments to content that appears on our service in their country. In general these regulations impact all services and may make operating in certain jurisdictions more expensive or restrictive as to the content offerings we may provide.
HUMAN CAPITAL
We view our employees and our culture as key to our success. As of December 31, 2022, we had approximately 12,800 full-time employees located globally in 65 countries. Of these, approximately 9,000 (70%) were located in the United States and Canada, 2,000 (16%) in Europe, Middle East, and Africa, 400 (3%) in Latin America and 1,400 (11%) in Asia-Pacific. We also have a number of employees engaged in content production, some of whom are part-time or temporary, and whose numbers fluctuate throughout the year.

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

As we have expanded our offices globally, our company culture remains an important aspect of our operations. We have also become mindful of cultural differences across and within regions. Fostering a work environment that is culturally diverse, inclusive and equitable is a major focus for us. We work to build diversity, inclusion and equity into all aspects of our operations globally, with the goal of having diversity and inclusion function as a critical lens through which each Netflix employee carries out their role. We want more people and cultures to see themselves reflected on screen - so it’s important that our employee base is diverse and represents the communities we serve. We look to help increase representation by training our recruiters on how to hire more inclusively, and to help the company and senior leaders diversify their networks. We also support numerous employee resource groups (ERGs), representing employees and allies from a broad array of historically underrepresented and/or marginalized communities. We publish an Inclusion report annually which further highlights our approach to diversity and inclusion, and publish our EEO-1 reports on our website.

We believe in fostering great leaders. We offer programs, such as seminars and lectures, that help our leaders (officers, VPs and director-level employees) examine values that guide them personally, and as leaders, especially when those values come into tension with the world around us. The goal of these programs is to create great human beings, who become great leaders, who shape a great company. We also offer programs and workshops to provide skills and coaching to employees on a variety of topics, such as leading and inspiring teams. We believe this focus helps our employees grow as leaders and well-rounded individuals, and better positions Netflix to operate our global business of providing compelling content to entertain the world.

We aim to generally pay our employees at the top of their personal market, and they generally are able to choose the form of their compensation between cash and stock options. This permits employee compensation to be highly personalized and reflective of each employee's individual needs and preferences. We conduct pay equity analyses at least annually, and have adopted practices to help ensure that employees from underrepresented groups are not being underpaid based on gender (globally) and race (U.S.) relative to others doing the same or similar work under comparable circumstances. We aim to rectify any pay gaps that we find through this analysis.

We care about the health and well-being of our employees and their families and provide a variety of benefit programs based on region, including health benefits. In the U.S., employees generally receive an annual cash health benefit allowance that they may allocate to medical, dental and vision premiums in a way that makes sense for them. Employees have access to a host of other benefits, including mental health, childcare, family planning and a company match for charitable donations.

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
We must continually add new members both to replace canceled memberships and to grow our business beyond our current membership base. Our penetration and growth rates have fluctuated and vary across the jurisdictions where we provide our service. In countries where we have been operating for many years or where we are highly penetrated, our membership growth is slower than in newer or less penetrated countries. Our ability to continue to attract and retain members will depend in part on our ability to consistently provide our members in countries around the globe with compelling content choices that keep our members engaged with our service, effectively drive conversation around our content and service, as well as provide a quality experience for choosing and enjoying TV series, films and games. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain members. Competitors include other entertainment video providers, such as linear television, and streaming entertainment providers (including those that provide pirated content), video gaming providers, as well as user-generated content, and more broadly other sources of entertainment that our members could choose in their moments of free time.
Members cancel our service for many reasons, including a perception that they do not use the service sufficiently, that they need to cut household expenses, dissatisfaction with content, a preference for competitive services and customer service issues that they believe are not satisfactorily resolved. Membership growth is also impacted by seasonality, with the fourth quarter historically representing our greatest growth, as well as the timing of our content release schedules. Adverse macroeconomic conditions, including inflation, may also adversely impact our ability to attract and retain members. If we do not grow as expected, given, in particular, that our content costs are largely fixed in nature, we may not be able to adjust our expenditures or increase our (per membership) revenues, including by adjusting membership pricing, commensurate with the lowered growth rate such that our margins, liquidity and results of operations may be adversely impacted. If we are unable to successfully compete with current and new competitors in providing compelling content, retaining our existing members and attracting new members, our business will be adversely affected.
If we do not continuously provide value to our members, including making improvements to our service in a manner that is favorably received by them, our revenue, results of operations and business will be adversely affected.

If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members, and accordingly, our revenue, including revenue per paying membership, and results of operations may be adversely affected. We have recently expanded our entertainment video offering to include games. If our efforts to develop and offer games are not valued by our current and future members, our ability to attract and retain members may be negatively impacted. We may, from time to time, adjust our membership pricing, our membership plans, or our pricing model itself. For example, we recently introduced a new, lower-priced ad-supported subscription plan. Similarly, we have increased and anticipate continuing to increase our efforts to limit multi-household usage and to otherwise enforce our terms of use relative to shared viewing outside a household. These and other adjustments we make may not be well-received by consumers, and could negatively impact our ability to attract and retain members, revenues per paying membership, revenue and our results of operations. In addition, many of our members rejoin our service or originate from word-of-mouth advertising from existing members. If our efforts to satisfy our existing members or adjustments to our service are not successful, we may not be able to attract or retain members, and as a result, our ability to maintain and/or grow our business will be adversely affected.
Changes in competitive offerings for entertainment video could adversely impact our business.
The market for entertainment is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet based e-commerce or entertainment video providers are increasing their streaming video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content, large content libraries, and significant financial, marketing and other resources.

They may offer more compelling content or secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. Companies also may enter into business combinations or alliances that strengthen their competitive positions. Piracy also threatens to damage our business, as its fundamental proposition to consumers is so compelling and difficult to compete against: virtually all content for free, and in light of the compelling consumer proposition, piracy services are subject to rapid global growth. If we are unable to successfully or profitably compete with current and new competitors, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.
We face risks, such as unforeseen costs and potential liability in connection with content we acquire, produce, license and/or distribute through our service.
As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We devote significant resources toward the development, production, marketing and distribution of original programming, including TV series, documentaries, feature films and mobile games. We believe that original and exclusive programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain members. To the extent our programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted. As a content producer, we are responsible for production costs and other expenses, such as ongoing guild payments, and take on risks associated with production, such as completion and key talent risk, which have been heightened during the COVID-19 pandemic. Further, negotiations or renewals related to entertainment industry collective bargaining agreements could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of our original programming. We may face potential liability or may suffer significant losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well received by our members, or could be damaging to our brand or business.

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
We are expanding our operations internationally, scaling our streaming service to effectively and reliably handle anticipated growth in both members and features related to our services, such as introducing games and advertising on our service. We are also scaling our own studio operations to produce original content, including through acquisitions such as Scanline and Animal Logic. As our international offering evolves, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and streaming video, as well as differing legal and regulatory environments. As we scale our streaming service and introduce new features such as our new ad-supported subscription plan, we are developing technology and utilizing third-party “cloud” computing, technology and other services. As we scale our content production, including games, and introduce new features, we are building out expertise in a number of disciplines, including creative, marketing, legal, finance, licensing, merchandising and other resources, which requires significant resources and management attention. Further, we may expand our content and service offerings in a manner that is not well received by consumers. As we grow our operations, we may face integration and operational challenges as well as potential unknown liabilities and reputational concerns in connection with partners we work with or companies we may acquire or control. If we are not able to manage the growing complexity of our business, including improving, refining or revising our corporate culture, as well as our systems and operational practices related to our streaming operations and original content, our business may be adversely affected.
If we fail to maintain a positive reputation concerning our service and the content we offer, we may not be able to attract or retain members, we may face regulatory scrutiny and our operating results may be adversely affected.

We believe that a positive reputation concerning our service is important in attracting and retaining members. To the extent our content, in particular, our original programming, is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. To the extent our content is deemed controversial or offensive by government regulators, we may face direct or indirect retaliatory action or behavior, including being required to remove such content from our service, our entire service could be banned and/or become subject to heightened regulatory scrutiny across our business and operations. We could also face boycotts which could adversely affect our business. Furthermore, to the extent our response to government action or our marketing, customer service and public relations efforts are not effective or result in negative reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. There is an increasing focus from regulators, investors, members and other stakeholders on environmental, social, and governance (“ESG”) matters, both in the United States and internationally. To the extent the content we distribute and the manner in which we produce content creates ESG related concerns, our reputation may be harmed.
Our business could be adversely impacted by costs and challenges associated with strategic acquisitions and investments.
From time to time, we acquire or invest in businesses, content, and technologies that support our business. The risks associated with such acquisitions or investments (some of which may be unforeseen) include the difficulty of integrating solutions, operations, and personnel; inheriting liabilities and exposure to litigation; failure to realize anticipated benefits and expected synergies; and diversion of management’s time and attention, among other acquisition-related risks.

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
We currently offer members the ability to receive streaming content through a host of internet-connected devices, including TVs, digital video players, TV set-top boxes and mobile devices. We have agreements with various cable, satellite and telecommunications operators to make our service available through the TV set-top boxes of these service providers, some of which compete directly with us or have investments in competing streaming content providers. In many instances, our agreements also include provisions by which the partner bills consumers directly for the Netflix service or otherwise offers services or products in connection with offering our service. If partners or other providers do a better job of connecting consumers with content they want to watch, for example through multi-service discovery interfaces, our service may be adversely impacted. We intend to continue to broaden our relationships with existing partners and to increase our capability to stream TV series and films to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory, business or other impediments to delivering our streaming content to our members via these devices, our ability to retain members and grow our business could be adversely impacted.

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
Our members pay for our service using a variety of different payment methods, including credit and debit cards, gift cards, prepaid cards, direct debit, online wallets and direct carrier and partner billing. We rely on internal systems and those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules, regulations, and industry standards, including data storage requirements, additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules, regulations or industry standards concerning payments, loss of payment partners and/or disruptions or failures in our payment processing systems, partner systems or payment products, including products we use to update payment information, our revenue, operating expenses and results of operations could be adversely impacted. In certain instances, we leverage third parties such as our cable and other partners to bill subscribers on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to transition subscribers or otherwise find alternative methods of collecting payments, which could adversely impact member acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.
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
Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality or requiring payment of network access fees, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the European Union. In others, the laws may be nascent or non-existent. Furthermore, favorable laws may change, including for example, in the United States where net neutrality regulations were repealed. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention.
From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. As we have grown, we have seen a rise in the number of litigation matters against us. These matters have included copyright and other claims related to our content, patent infringement claims, tax litigation, employment related litigation, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, result in content unavailability, service disruptions, and otherwise occupy a significant amount of our management's time and attention, any of which could negatively affect our business operations and financial position. We also, from time to time, receive inquiries and subpoenas and other types of information requests from government authorities, and we may become subject to related claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.
Our ad-supported plan offering is new and subject to various risks and uncertainties, which may adversely affect our business.

We began offering an ad-supported subscription plan that generates revenue partially from digital advertising on our service. We have limited experience and operating history offering advertising on our service, and our advertising revenue may not grow as we expect. Our ad-supported plan offering and our ability to generate advertising revenue are subject to various risks and will depend on a number of factors, including:

•our ability to attract and retain advertisers;
•fluctuations in memberships, including those selecting the ad-supported subscription plan, and member engagement;
•the quantity or quality of ads shown to our members;
•our ability to compete effectively for advertising spend;
•the impact of seasonal, cyclical or other shifts in advertising spend, including the impact of macroeconomic conditions;
•the availability, accuracy, utility, and security of analytics and measurement solutions offered by us or third parties that demonstrate the value of our ads to marketers, or our ability to further improve such tools;
•changes in the way advertising on devices, connected TVs or on personal computers is measured or priced;
•adverse legal developments relating to advertising or measurement tools;
•changes in third-party policies, which may negatively impact the ability to measure, deliver and select ads to be served;
•regulatory, legislative and industry developments relating to the collection and use of information and other privacy considerations, including regulations related to ad targeting and measurement tools;
•any liability or reputational harm from advertisements shown on our service;
•our relationship with third-party service providers for the management, sale and technology to support advertisements on our service;
•the impact of our content and reputation on advertisers’ willingness to spend with us; and
•any member dissatisfaction due to advertisements.

The ongoing coronavirus (COVID-19) pandemic disrupted our business, increased our costs, led to delays in content releases and may again impact our business and results of operations.

The COVID-19 pandemic and the various responses to it created significant volatility, uncertainty and economic disruption. Recently, there has been a return to more normal societal interactions, including the way we operate our business. We cannot predict the future impacts of this ongoing and any new pandemic(s), including: the duration and scope of such pandemic; governmental, business and individuals’ actions that may be taken in response; the effect on our members and consumer demand for and ability to pay for our services; disruptions or restrictions on our employees’ ability to work and travel; and any stoppages, disruptions or increased costs associated with our development, production, post-production, marketing and distribution of original programming. Future disruptions arising from the ongoing and any new pandemics could have a significant negative impact on our costs of doing business and otherwise negatively impact our results of operations.

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
Our ability to provide our members with content they can enjoy depends on obtaining various rights from third parties upon terms acceptable to us, including necessary distribution rights, to such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such rights vary. As content providers develop their own streaming services, they may be unwilling to provide us with access to certain content, including popular series or movies. If the studios, content providers and other rights holders are not or are no longer willing or able to license us content upon terms acceptable to us, our ability to stream content to our members may be adversely affected and/or our costs could increase. Certain licenses for content provide for the studios or other content providers to withdraw content from our service relatively quickly. Because of these provisions and other actions we may take, content available through our service can be withdrawn on short notice. As competition increases, we see the cost of certain programming increase. As we seek to differentiate our service, we are often focused on securing certain exclusive rights when obtaining content, including original content. We are also focused on programming an overall mix of content that delights our members in a cost efficient manner. Within this context, we are selective about the titles we add and renew to our service. If we do not maintain a compelling mix of content, our member acquisition and retention may be adversely affected.
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
Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, terrorist attacks, rogue employees, power loss, telecommunications failures, and cybersecurity risks. Interruptions in these systems, or with the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver our service. Service interruptions, errors in our software or the unavailability of computer systems used in our operations could diminish the overall attractiveness of our service to existing and potential members.
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
If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operations could be adversely impacted.
We utilize a combination of proprietary and third-party technology to operate our business. This includes the technology that we have developed to recommend and merchandise content to our consumers as well as enable fast and efficient delivery of content to our members and their various consumer electronic devices. For example, we have built and deployed our own content-delivery network (“CDN”). To the extent Internet Service Providers (“ISPs”) do not interconnect with our CDN or charge us to access their networks, or if we experience difficulties in our CDN’s operation, our ability to efficiently and effectively deliver our streaming content to our members could be adversely impacted and our business and results of operations could be adversely affected. Likewise, if our recommendation and merchandising technology does not enable us to predict and recommend titles that our members will enjoy, our ability to attract and retain members may be adversely affected. We also utilize third-party technology to help market our service, process payments, and otherwise manage the daily operations of our business. If our technology or that of third-parties we utilize in our operations fails or otherwise operates improperly, including as a result of “bugs” or other errors in our development and deployment of software, our ability to operate our service, retain existing members and add new members may be impaired. Any harm to our members’ devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.
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
In the ordinary course of business and in particular in connection with content acquisition, merchandising our service to our members and our ad-supported subscription plan, we collect and utilize information supplied by our members, which may include personal information and other data. We are subject to laws, rules and regulations in the U.S. and in other countries relating to privacy and the collection, use and security of personal information, including but not limited to Regulation (EU) 2016/679 (also known as the General Data Protection Regulation or “GDPR”) and the California Privacy Rights Act ("CPRA"). Any actual or perceived failure to comply with the GDPR, the CCPA/CPRA, other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.
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
We maintain personal information and other data regarding our members, including names, age, gender and billing information. This information and data is maintained on our own systems as well as that of third parties we use in our operations. With respect to billing information, such as credit card numbers, we rely on encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our members’ information and other data. Despite these measures and technologies we, our payment processing services or other third-party services we use such as AWS, could experience an unauthorized intrusion into our members’ information and other data. In the event of such a breach, current and potential members may become unwilling to provide the information to us necessary for them to remain or become members. We also may be required to notify regulators about any actual or perceived data breach (including various state Attorneys General, one or more EU data protection authorities, or other data protection authorities) as well as the individuals who are affected by the incident within strict time periods. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. We also maintain personal information and other data concerning our employees, as well as personal information of others working on our productions. Should an unauthorized intrusion into our members’ or employees’ personal information and other data and/or production personal information occur, our business could be adversely affected and our larger reputation with respect to data protection could be negatively impacted.
Risks Related to Liquidity
The long-term and largely fixed cost nature of our content commitments may limit our operating flexibility and could adversely affect our liquidity and results of operations.
In connection with licensing streaming content, we typically enter into multi-year commitments with studios and other content providers. We also enter into multi-year commitments for content that we produce, either directly or through third parties, including elements associated with these productions such as non-cancelable commitments under talent agreements. The payment terms of these agreements are not tied to member usage or the size of our membership base (“fixed cost”) but may be determined by costs of production or tied to such factors as titles licensed and/or theatrical exhibition receipts. Such commitments, to the extent estimable under accounting standards, are included in the Contractual Obligations section of Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 7, Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Given the multiple-year duration and largely fixed cost nature of content commitments, if business performance does not meet our expectations, our margins may be adversely impacted. Further, we may be unable to react to any reduction in our cash flows from operations, including those caused by a downturn in the economy, by reducing our streaming content obligations in the near-term. Payment terms for certain content commitments, such as content we directly produce, will typically require more up-front cash payments than other content licenses or arrangements whereby we do not cashflow the production of such content. To the extent membership and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and largely fixed cost nature of our content commitments may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our content commitments, we may not be able to adjust our content offerings quickly and our results of operations may be adversely impacted.
We may seek additional capital that may result in stockholder dilution or that may have rights senior to those of our common stockholders.
From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. For several years prior to 2020, our cash flows from operations were negative and to the extent that it becomes negative in the future we may need to seek additional capital. The decision to obtain additional capital will depend on, among other things, our business plans, operating performance and condition of the capital markets. Rising interest rates or any disruption in the capital markets could make it more difficult and expensive for us to raise additional capital or refinance our existing indebtedness. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution. Any large equity or equity-linked offering could also negatively impact our stock price.
We have a substantial amount of indebtedness and other obligations, including streaming content obligations, which could adversely affect our financial position, and we may not be able to generate sufficient cash to service our debt and other obligations.
We have a substantial amount of indebtedness and other obligations, including streaming content obligations. Moreover, we may incur additional indebtedness in the future and incur other obligations, including additional streaming content obligations. Our ability to make payments on our debt will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of such obligations prior to maturity. If the financial markets become difficult or costly to access, including due to rising interest rates, fluctuations in foreign currency exchange rates or other changes in economic conditions, our ability to raise additional capital may be negatively impacted, and any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. As of December 31, 2022, we had the equivalent of $14.4 billion aggregate principal amount of senior notes outstanding (“Notes”), some of which is denominated in currencies other than the U.S. dollar. In addition, we have entered into a revolving credit agreement that provides for a $1 billion unsecured revolving credit facility. As of December 31, 2022, we have not borrowed any amount under this revolving credit facility. As of December 31, 2022, we had approximately $7.6 billion of total content liabilities as reflected on our consolidated balance sheet, some of which is denominated in currencies other than the U.S. dollar. Such amount does not include streaming content commitments that do not meet the criteria for liability recognition, the amounts of which are significant. For more information on our streaming content obligations, including those not on our consolidated balance sheet, see Note 7, Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Our substantial indebtedness and other obligations, including streaming content obligations, may:
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
•political or social unrest, global hostilities, and economic instability;
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
•fluctuations in currency exchange rates, which have and may continue to impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk, which we do not currently hedge against but may do so in the future;
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

These and other factors may cause us to adjust our business plans, including expanding or ceasing certain operations in certain countries, and the execution of our strategies. Our failure to manage any of these risks successfully could harm our international operations and our overall business, and results of our operations.
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
Risks Related to Human Resources
We may lose key employees or may be unable to hire qualified employees, and the failure to maintain and improve our company culture may adversely affect our business.
We rely on the continued service of our senior management, including our Co-Chief Executive Officers, Ted Sarandos and Greg Peters, our Executive Chairman, Reed Hastings, members of our executive team and other key employees and the hiring of new qualified employees. In our industry, there is substantial and continuous competition for highly-skilled business, product development, technical, creative and other personnel. If we experience high executive turnover, fail to adapt our business practices to industry expectations, fail to implement succession plans for key employees, encounter difficulties associated with the transition of members of our management team, are not successful in recruiting new personnel or in retaining and motivating existing personnel, in instilling our culture in new employees, or maintaining and improving our culture as we grow, our operations may be disrupted, which could adversely affect our results of operations.
Labor disputes may have an adverse effect on the Company’s business.
Our partners, suppliers, vendors and we employ the services of writers, directors, actors and other talent as well as trade employees and others who are subject to collective bargaining agreements in the motion picture industry, both in the U.S. and internationally. Expiring collective bargaining agreements may be renewed on terms that are unfavorable to us. If expiring collective bargaining agreements cannot be renewed, then it is possible that the affected unions could take action in the form of strikes or work stoppages. Such actions, as well as higher costs or operating complexities in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on our business by causing delays in production, added costs or by reducing profit margins, and our ability to provide new content to our members could likewise be delayed or dropped.
Risks Related to Our Stock Ownership
Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable, although we have announced plans to modify some of these provisions over time.
Our charter documents in their current form may discourage, delay or prevent a merger or acquisition that a stockholder may consider favorable because they:
•authorize our board of directors, without stockholder approval, to issue up to 10,000,000 shares of undesignated preferred stock;
•provide for a classified board of directors until our annual meeting of stockholders held in 2025;
•prohibit our stockholders from acting by written consent; and
•establish advance notice requirements for proposing matters to be approved by stockholders at stockholder meetings.
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
Given the dynamic nature of our business, and the inherent limitations in predicting the future, forecasts of our revenues, operating margins, net income and other financial and operating data may differ materially from actual results. Also, predicting consumer adoption of various pricing strategies, such as the ad-supported subscription plan or efforts to limit multi-household usage, and new revenue streams, such as advertising revenue, is inherently difficult given the lack of operating history with respect to such offerings, and actual results may differ significantly from the expectations of our management, securities analysts or investors. Such discrepancies could cause a decline in the trading price of our common stock. In addition, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United

States of America also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. We base such estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, but actual results may differ from these estimates. For example, we estimate the content amortization pattern, beginning with the month of first availability, of any particular licensed or produced television series, documentary or feature film based upon various factors including historical and estimated viewing patterns. If actual viewing patterns differ from these estimates, the pattern and/or period of amortization would be changed and could affect the timing or recognition of content amortization. If we revise such estimates it could result in greater in-period expenses, which could cause us to miss our earnings guidance or negatively impact the results we report which could negatively impact our stock price. Further, events outside of our control may cause actual results to differ from our forecast. For example, the COVID-19 pandemic has disrupted historical acquisition and retention patterns, and has made forecasting more difficult.

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
Holders
As of December 31, 2022, there were approximately 2,788 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.
Company Purchases of Equity Securities
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. There were no repurchases during the quarter ended December 31, 2022. As of December 31, 2022, $4.4 billion remains available for repurchases.

Stock Performance Graph
Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, the following information relating to the price performance of our common stock shall not be deemed “filed” with the Commission or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.
The following graph compares, for the five year period ended December 31, 2022, the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the RDG Internet Composite Index. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2017, December 31, 2018, December 31, 2019, December 31, 2020, December 31, 2021 and December 31, 2022. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the RDG Internet Composite Index, respectively, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2020 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
Results of Operations
The following represents our consolidated performance highlights:

	As of/ Year Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$31,469,852	$29,515,496	$24,756,675	7%
DVD revenues	145,698	182,348	239,381	(20)%
Total revenues	$31,615,550	$29,697,844	$24,996,056	6%

Operating income	$5,632,831	$6,194,509	$4,585,289	(9)%
Operating margin	18%	21%	18%

Global Streaming Memberships:
Paid net membership additions	8,903	18,181	36,573	(51)%
Paid memberships at end of period	230,747	221,844	203,663	4%
Average paying memberships	222,924	210,784	189,083	6%
Average monthly revenue per paying membership	$11.76	$11.67	$10.91	1%

Consolidated revenues for the year ended December 31, 2022 increased 6% as compared to the year ended December 31, 2021, due to the 6% growth in average paying memberships and a 1% increase in average monthly revenue per paying membership. The increase in average monthly revenue per paying membership resulted from our price changes, partially offset by the strengthening of the U.S. dollar relative to certain foreign currencies.
The decrease in operating margin is primarily due to revenues growing at a slower rate as compared to the 15% increase in content amortization. Revenue growth during the year was impacted by fluctuations in foreign exchange rates, while content amortization increased as a result of delays in content releases due to the COVID-19 pandemic impacting the comparable prior year period.
The COVID-19 pandemic and the various responses to it created significant volatility, uncertainty and economic disruption. Recently, there has been a return to more normal societal interactions, including the way we operate our business. We cannot predict the future impacts of this ongoing and any new pandemic(s). See Part I, Item IA: "Risk Factors" in this Annual Report on Form 10-K for additional details.
Streaming Revenues

We derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of December 31, 2022, pricing on our paid plans ranged from the U.S. dollar equivalent of $1 to $26 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
The following tables summarize streaming revenue and other streaming membership information by region for the years ended December 31, 2022, 2021 and 2020.

United States and Canada (UCAN)

	As of/ Year Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021
	(in thousands, except revenue per membership and percentages)
Revenues	$14,084,643	$12,972,100	$11,455,396	$1,112,543	9%
Paid net membership additions (losses)	(919)	1,279	6,274	(2,198)	(172)%
Paid memberships at end of period (1)	74,296	75,215	73,936	(919)	(1)%
Average paying memberships	74,001	74,234	71,689	(233)	—%
Average monthly revenue per paying membership	$15.86	$14.56	$13.32	$1.30	9%
Constant currency change (2)					9%

Europe, Middle East, and Africa (EMEA)

	As of/ Year Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021
	(in thousands, except revenue per membership and percentages)
Revenues	$9,745,015	$9,699,819	$7,772,252	$45,196	—%
Paid net membership additions	2,693	7,338	14,920	(4,645)	(63)%
Paid memberships at end of period (1)	76,729	74,036	66,698	2,693	4%
Average paying memberships	73,904	69,518	60,425	4,386	6%
Average monthly revenue per paying membership	$10.99	$11.63	$10.72	$(0.64)	(6)%
Constant currency change (2)					6%

Latin America (LATAM)

	As of/ Year Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021
	(in thousands, except revenue per membership and percentages)
Revenues	$4,069,973	$3,576,976	$3,156,727	$492,997	14%
Paid net membership additions	1,738	2,424	6,120	(686)	(28)%
Paid memberships at end of period (1)	41,699	39,961	37,537	1,738	4%
Average paying memberships	40,000	38,573	35,297	1,427	4%
Average monthly revenue per paying membership	$8.48	$7.73	$7.45	$0.75	10%
Constant currency change (2)					14%
Asia-Pacific (APAC)

	As of/ Year Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021
	(in thousands, except revenue per membership and percentages)
Revenues	$3,570,221	$3,266,601	$2,372,300	$303,620	9%
Paid net membership additions	5,391	7,140	9,259	(1,749)	(24)%
Paid memberships at end of period (1)	38,023	32,632	25,492	5,391	17%
Average paying memberships	35,019	28,461	21,674	6,558	23%
Average monthly revenue per paying membership	$8.50	$9.56	$9.12	$(1.06)	(11)%
Constant currency change (2)					(2)%

(1) A paid membership (also referred to as a paid subscription) is defined as a membership that has the right to receive Netflix service following sign-up and a method of payment being provided, and that is not part of a free trial or certain other promotions that may be offered by the Company to new or rejoining members. Certain members have the option to add extra member sub accounts. These extra member sub accounts are not included in paid memberships. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations generally become effective at the end of the prepaid membership period. Involuntary cancellations, as a result of a failed method of payment, become effective immediately. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by the Company’s internal systems, which utilize industry standard geo-location technology.

(2) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the year ended December 31, 2022, our revenues would have been approximately $1,773 million higher had foreign currency exchange rates remained constant with those for the year ended December 31, 2021.

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

	Year Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021
	(in thousands, except percentages)
Cost of revenues	$19,168,285	$17,332,683	$15,276,319	$1,835,602	11%
As a percentage of revenues	61%	58%	61%

The increase in cost of revenues for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to a $1,796 million increase in content amortization relating to our existing and new content, including more exclusive and original programming.
Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to our marketing partners, including consumer electronics ("CE") manufacturers, multichannel video programming distributors ("MVPDs"), mobile operators and ISPs. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities.

	Year Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021
	(in thousands, except percentages)
Marketing	$2,530,502	$2,545,146	$2,228,362	$(14,644)	(1)%
As a percentage of revenues	8%	9%	9%

Marketing expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 remained relatively flat.

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

	Year Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021
	(in thousands, except percentages)
Technology and development	$2,711,041	$2,273,885	$1,829,600	$437,156	19%
As a percentage of revenues	9%	8%	7%

The increase in technology and development expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to a $386 million increase in personnel-related costs.

General and Administrative
General and administrative expenses consist of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

	Year Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021
	(in thousands, except percentages)
General and administrative	$1,572,891	$1,351,621	$1,076,486	$221,270	16%
As a percentage of revenues	5%	5%	4%

The increase in general and administrative expenses for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to a $224 million increase in personnel-related costs.

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

	Year Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021
	(in thousands, except percentages)
Interest expense	$706,212	$765,620	$767,499	$(59,408)	(8)%
As a percentage of revenues	2%	3%	3%

Interest expense for the year ended December 31, 2022 consisted primarily of $698 million of interest on our Notes. The decrease in interest expense for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was due to the lower average aggregate principal of interest bearing notes outstanding.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.

	Year Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021
	(in thousands, except percentages)
Interest and other income (expense)	$337,310	$411,214	$(618,441)	$(73,904)	(18)%
As a percentage of revenues	1%	1%	(2)%

Interest and other income (expense) decreased primarily due to a foreign exchange gain of $282 million for the year ended December 31, 2022 as compared to a gain of $403 million for the year ended December 31, 2021. The foreign exchange gain in the year ended December 31, 2022 was primarily driven by the non-cash $353 million gain from the remeasurement of our Senior Notes denominated in euros, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. The foreign exchange gain in the year ended December 31, 2021 was primarily driven by the non-cash $431 million gain from the remeasurement of our Senior Notes denominated in euros, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies.

Provision for Income Taxes

	Year Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021
	(in thousands, except percentages)
Provision for income taxes	$772,005	$723,875	$437,954	$48,130	7%
Effective tax rate	15%	12%	14%
The increase in our effective tax rate for the year ended December 31, 2022 as compared to the year ended December 31, 2021 is primarily due to a reduction in excess tax benefits of stock-based compensation and an increase in foreign taxes, partially offset by the impact of international provisions of the Tax Cuts and Jobs Act and the Federal and California Research and Development ("R&D") credits.
In 2022, the difference between our 15% effective tax rate and the Federal statutory rate of 21% was primarily due to the impact of international provisions of the Tax Cuts and Jobs Act, Federal and California R&D credits, and the recognition of excess tax benefits of stock-based compensation.
Under the Tax Cuts and Jobs Act of 2017, research and development costs are no longer fully deductible and are required to be capitalized and amortized for U.S. tax purposes effective January 1, 2022. The mandatory capitalization requirement increases our deferred tax assets and cash tax liabilities.
On August 16, 2022, Congress passed the Inflation Reduction Act of 2022. The tax provisions most applicable to us are the newly introduced 15% corporate alternative minimum tax on book income and 1% excise tax on stock repurchases, which are both effective January 1, 2023. While we do not anticipate these changes to be significant, they could impact our consolidated financial position and we will continue to monitor as new information and guidance becomes available.

Liquidity and Capital Resources

	Year Ended December 31,		Change
	2022	2021	2022 vs. 2021
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$6,081,858	$6,055,111	$26,747	—%
Short-term and long-term debt	14,353,076	15,392,895	(1,039,819)	(7)%

Cash, cash equivalents, restricted cash and short-term investments increased $27 million in the year ended December 31, 2022 primarily due to cash provided by operations, partially offset by acquisitions, the repayment of debt and purchases of property and equipment.
Debt, net of debt issuance costs, decreased $1,040 million primarily due to the repayment upon maturity of the $700 million aggregate principal amount of our 5.500% Senior Notes in February 2022, coupled with the remeasurement of our euro-denominated notes. The amount of principal and interest due in the next twelve months is $682 million. The amount of principal and interest due beyond the next twelve months is $17,529 million. As of December 31, 2022, no amounts had been borrowed under our $1 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. As of December 31, 2022, the Company has repurchased 1,182,410 shares of common stock for an aggregate amount of $600 million. As of December 31, 2022, $4.4 billion remains available for repurchases.
Our primary uses of cash include the acquisition, licensing and production of content, marketing programs, streaming delivery and personnel-related costs, as well as for strategic acquisitions and investments. Cash payment terms for non-original content have historically been in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to continue to significantly invest in global content, particularly in original content, which will impact our liquidity. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for the next twelve months and beyond.
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of December 31, 2022, the expected timing of those payments are as follows:

Obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$21,831,947	$10,038,483	$11,793,464
Debt (2)	18,210,739	681,993	17,528,746
Operating lease obligations (3)	3,363,091	477,451	2,885,640
Total	$43,405,777	$11,197,927	$32,207,850

(1)As of December 31, 2022, content obligations were comprised of $4.5 billion included in "Current content liabilities" and $3.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $14.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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

(3)See Note 5 Balance Sheet Components in the accompanying notes to our consolidated financial statements for further details regarding leases. As of December 31, 2022, the Company has additional operating leases for real estate that have not yet commenced of $419 million which has been included above. Total lease obligations as of December 31, 2022 decreased $153 million from $3,516 million as of December 31, 2021 to $3,363 million as of December 31, 2022 due to payments made on lease liabilities.

In addition, as of December 31, 2022, we had gross unrecognized tax benefits of $227 million, of which $155 million was classified in “Other non-current liabilities" in the Consolidated Balance Sheets. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.
Free Cash Flow
We define free cash flow as cash provided by (used in) operating activities less purchases of property and equipment and change in other assets. We believe free cash flow is an important liquidity metric because it measures, during a given period, the amount of cash generated that is available to repay debt obligations, make strategic acquisitions and investments and for certain other activities like stock repurchases. Free cash flow is considered a non-GAAP financial measure and should not be considered in isolation of, or as a substitute for, net income, operating income, net cash provided by operating activities, or any other measure of financial performance or liquidity presented in accordance with GAAP.
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

	Year Ended December 31,			Change
	2022	2021	2020	2022 vs. 2021
	(in thousands)
Net cash provided by operating activities	$2,026,257	$392,610	$2,427,077	$1,633,647	416%
Net cash used in investing activities	(2,076,392)	(1,339,853)	(505,354)	736,539	55%
Net cash provided by (used in) financing activities	(664,254)	(1,149,776)	1,237,311	(485,522)	(42)%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	2,026,257	392,610	2,427,077	1,633,647	416%
Purchases of property and equipment	(407,729)	(524,585)	(497,923)	(116,856)	(22)%
Change in other assets	—	(26,919)	(7,431)	26,919	100%
Free cash flow	$1,618,528	$(158,894)	$1,921,723	$1,777,422	1119%

Net cash provided by operating activities increased $1,634 million from the year ended December 31, 2021 to $2,026 million for the year ended December 31, 2022 primarily driven by a $1,918 million or 6% increase in revenues, coupled with a decrease in cash payments for content assets. The payments for content assets decreased $810 million, from $17,469 million to $16,660 million, or 5%, as compared to the increase in the amortization of content assets of $1,796 million, from $12,230 million to $14,026 million, or 15%. In addition, we had increased payments associated with higher operating expenses, primarily related to increased personnel costs to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities increased $737 million, primarily due to purchases of short-term investments.
Net cash used in financing activities decreased $486 million primarily due to there being no repurchases of common stock in the year ended December 31, 2022 as compared to repurchases of common stock for an aggregate amount of $600 million in the year ended December 31, 2021, partially offset by the repayment upon maturity of the $700 million aggregate principal amount of our 5.500% Senior Notes in February 2022 as compared to the repayment upon maturity of the $500 million aggregate principal amount of our 5.375% Senior Notes in February 2021.
Free cash flow was $2,873 million lower than net income for the year ended December 31, 2022 primarily due to $2,634 million of cash payments for content assets over amortization expense, $353 million of non-cash remeasurement gain on our euro-denominated debt, and $461 million other non-favorable working capital differences, partially offset by $575 million of non-cash stock-based compensation expenses.
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
In the normal course of business, we, or a third-party producing content on our behalf, may qualify for tax incentives through eligible spend on productions. The accounting for tax incentives is dependent on the particular type of incentive, including the nature of the benefit and the location the incentive is earned. In general, tax incentives are realized as cash receipts and may be received prior to or after a title launches on our service. Upon a title’s launch, any amounts we are eligible for through qualified production spend but have not received, are recognized in “Other current assets” or “Other non-current assets” on the Consolidated Balance Sheets as receivables. Tax incentives are generally accounted for as a reduction to the cost basis of content assets (presented in “Content assets, net”) and reduces content amortization over the life of the title (as presented in “Cost of revenues”) on the Consolidated Statement of Operations.
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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, and our forecast of future earnings, future taxable income and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. Actual operating results in future years could differ from our current assumptions, judgments and estimates. However, we believe that it is more likely than not that most of the deferred tax assets recorded on our Consolidated Balance Sheets will ultimately be realized. We record a valuation allowance to reduce our deferred tax assets to the net amount that we believe is more likely than not to be realized. As of December 31, 2022 the valuation allowance of $343 million was related to the California research and development credits and certain foreign tax attributes that we do not expect to realize.
We did not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. At December 31, 2022, our estimated gross unrecognized tax benefits were $227 million of which $155 million, if recognized, would favorably impact our future earnings. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.
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

Interest Rate Risk
At December 31, 2022, our cash equivalents and short-term investments were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate.
As of December 31, 2022, we had $14.4 billion of debt, consisting of fixed rate unsecured debt in fourteen tranches due between 2024 and 2030. Refer to Note 6 to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.

Foreign Currency Risk
Currencies denominated in other than the U.S. dollar account for 56% of revenue for the year ended December 31, 2022. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Canadian dollar, the Mexican peso, the Australian dollar, and the Japanese yen.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. For the year ended December 31, 2022, our revenues would have been approximately $1,773 million higher had foreign currency exchange rates remained constant with those for the year ended December 31, 2021.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the year ended December 31, 2022, we recognized a $282 million foreign exchange gain primarily due to the non-cash remeasurement of our Senior Notes denominated in euros, partially offset by the remeasurement of cash and content liability positions denominated in currencies other than functional currencies.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash in the year ended December 31, 2022 was a decrease of $170 million.
We do not use foreign exchange contracts or derivatives to hedge any foreign currency exposures. The volatility of exchange rates depends on many factors that we cannot forecast with reliable accuracy. Our continued international expansion increases our exposure to exchange rate fluctuations and as a result, such fluctuations could have a significant impact on our future results of operations.

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

(b)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act.) Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Netflix, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Netflix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated January 26, 2023 expressed an unqualified opinion thereon.

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
January 26, 2023

Item 9B.Other Information
None.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
Information regarding our directors and executive officers is incorporated by reference from the information contained under the sections “Proposal One: Election of Directors,” and “Code of Ethics” in our Proxy Statement for the Annual Meeting of Stockholders.

Item 11.Executive Compensation
Information required by this item is incorporated by reference from information contained under the sections “Compensation Discussion and Analysis” and “Compensation of Named Executive Officers and Other Matters” in our Proxy Statement for the Annual Meeting of Stockholders.

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

Item 14.Principal Accountant Fees and Services
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

Item 16. Form 10–K Summary

None.

NETFLIX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Netflix, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated January 26, 2023 expressed an unqualified opinion thereon.

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
San Jose, California
January 26, 2023

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2022	2021	2020
Revenues	$31,615,550	$29,697,844	$24,996,056
Cost of revenues	19,168,285	17,332,683	15,276,319
Marketing	2,530,502	2,545,146	2,228,362
Technology and development	2,711,041	2,273,885	1,829,600
General and administrative	1,572,891	1,351,621	1,076,486
Operating income	5,632,831	6,194,509	4,585,289
Other income (expense):
Interest expense	(706,212)	(765,620)	(767,499)
Interest and other income (expense)	337,310	411,214	(618,441)
Income before income taxes	5,263,929	5,840,103	3,199,349
Provision for income taxes	(772,005)	(723,875)	(437,954)
Net income	$4,491,924	$5,116,228	$2,761,395

Earnings per share:
Basic	$10.10	$11.55	$6.26
Diluted	$9.95	$11.24	$6.08
Weighted-average common shares outstanding:
Basic	444,698	443,155	440,922
Diluted	451,290	455,372	454,208

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2022	2021	2020
Net income	$4,491,924	$5,116,228	$2,761,395
Other comprehensive income (loss):
Foreign currency translation adjustments	(176,811)	(84,893)	67,919
Comprehensive income	$4,315,113	$5,031,335	$2,829,314

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$4,491,924	$5,116,228	$2,761,395
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(16,839,038)	(17,702,202)	(11,779,284)
Change in content liabilities	179,310	232,898	(757,433)
Amortization of content assets	14,026,132	12,230,367	10,806,912
Depreciation and amortization of property, equipment and intangibles	336,682	208,412	115,710
Stock-based compensation expense	575,452	403,220	415,180
Foreign currency remeasurement loss (gain) on debt	(353,111)	(430,661)	533,278
Other non-cash items	533,543	376,777	293,126
Deferred income taxes	(166,550)	199,548	70,066
Changes in operating assets and liabilities:
Other current assets	(353,834)	(369,681)	(187,623)
Accounts payable	(158,543)	145,115	(41,605)
Accrued expenses and other liabilities	(55,513)	180,338	198,183
Deferred revenue	27,356	91,350	193,247
Other non-current assets and liabilities	(217,553)	(289,099)	(194,075)
Net cash provided by operating activities	2,026,257	392,610	2,427,077
Cash flows from investing activities:
Purchases of property and equipment	(407,729)	(524,585)	(497,923)
Change in other assets	—	(26,919)	(7,431)
Acquisitions	(757,387)	(788,349)	—
Purchases of short-term investments	(911,276)	—	—
Net cash used in investing activities	(2,076,392)	(1,339,853)	(505,354)
Cash flows from financing activities:
Proceeds from issuance of debt	—	—	1,009,464
Debt issuance costs	—	—	(7,559)
Repayments of debt	(700,000)	(500,000)	—
Proceeds from issuance of common stock	35,746	174,414	235,406
Repurchases of common stock	—	(600,022)	—
Taxes paid related to net share settlement of equity awards	—	(224,168)	—
Net cash provided by (used in) financing activities	(664,254)	(1,149,776)	1,237,311
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(170,140)	(86,740)	36,050
Net increase (decrease) in cash, cash equivalents and restricted cash	(884,529)	(2,183,759)	3,195,084
Cash, cash equivalents and restricted cash, beginning of year	6,055,111	8,238,870	5,043,786
Cash, cash equivalents and restricted cash, end of year	$5,170,582	$6,055,111	$8,238,870
Supplemental disclosure:
Income taxes paid	$811,720	$509,265	$291,582
Interest paid	701,693	763,432	762,904
See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$5,147,176	$6,027,804
Short-term investments	911,276	—
Other current assets	3,208,021	2,042,021
Total current assets	9,266,473	8,069,825
Content assets, net	32,736,713	30,919,539
Property and equipment, net	1,398,257	1,323,453
Other non-current assets	5,193,325	4,271,846
Total assets	$48,594,768	$44,584,663
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,480,150	$4,292,967
Accounts payable	671,513	837,483
Accrued expenses and other liabilities	1,514,650	1,449,351
Deferred revenue	1,264,661	1,209,342
Short-term debt	—	699,823
Total current liabilities	7,930,974	8,488,966
Non-current content liabilities	3,081,277	3,094,213
Long-term debt	14,353,076	14,693,072
Other non-current liabilities	2,452,040	2,459,164
Total liabilities	27,817,367	28,735,415
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2022 and December 31, 2021; no shares issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, $0.001 par value; 4,990,000,000 shares authorized at December 31, 2022 and December 31, 2021; 445,346,776 and 443,963,107 issued and outstanding at December 31, 2022 and December 31, 2021, respectively	4,637,601	4,024,561
Treasury stock at cost (1,564,478 shares at December 31, 2022 and December 31, 2021)	(824,190)	(824,190)
Accumulated other comprehensive loss	(217,306)	(40,495)
Retained earnings	17,181,296	12,689,372
Total stockholders’ equity	20,777,401	15,849,248
Total liabilities and stockholders’ equity	$48,594,768	$44,584,663

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock and Additional Paid-in Capital		Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2019	438,806,649	$2,793,929	$—	$(23,521)	$4,811,749	$7,582,157
Net income	—	—	—	—	2,761,395	2,761,395
Other comprehensive income	—	—	—	67,919	—	67,919
Issuance of common stock upon exercise of options	4,088,612	238,589	—	—	—	238,589
Stock-based compensation expense	—	415,180	—	—	—	415,180
Balances as of December 31, 2020	442,895,261	$3,447,698	$—	$44,398	$7,573,144	$11,065,240
Net income	—	—	—	—	5,116,228	5,116,228
Other comprehensive loss	—	—	—	(84,893)	—	(84,893)
Issuance of common stock upon exercise of options	2,632,324	173,643	—	—	—	173,643
Repurchases of common stock	(1,182,410)	—	(600,022)	—	—	(600,022)
Shares withheld related to net share settlement	(382,068)	—	(224,168)	—	—	(224,168)
Stock-based compensation expense	—	403,220	—	—	—	403,220
Balances as of December 31, 2021	443,963,107	$4,024,561	$(824,190)	$(40,495)	$12,689,372	$15,849,248
Net income	—	—	—	—	4,491,924	4,491,924
Other comprehensive loss	—	—	—	(176,811)	—	(176,811)
Issuance of common stock upon exercise of options	1,383,669	37,588	—	—	—	37,588
Stock-based compensation expense	—	575,452	—	—	—	575,452
Balances as of December 31, 2022	445,346,776	$4,637,601	$(824,190)	$(217,306)	$17,181,296	$20,777,401

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies
Description of Business
Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is one of the world’s leading entertainment services with approximately 231 million paid memberships in over 190 countries enjoying TV series, films and games across a wide variety of genres and languages. Members can play, pause and resume to watch, as much as they want, anytime, anywhere, and can change their plans at any time.
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
In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, requiring annual disclosures about transactions with a government that are accounted for by analogizing to a grant or contribution accounting model. The new guidance requires the disclosure of the nature of the transactions, the accounting for the transactions, and the effect of the transactions on the financial statements. The Company adopted ASU 2021-10 during the year ended December 31, 2022, which most significantly impacts disclosures of tax incentives related to the production of content.
Cash Equivalents and Short-term Investments
The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company also classifies amounts in transit from payment processors for customer credit card and debit card transactions as cash equivalents.
The Company classifies short-term investments, which consist of marketable securities with original maturities in excess of 90 days as available-for-sale. Short-term investments are reported at fair value, with allowances for credit losses included in “Interest and other income (expense)” in the Consolidated Statements of Operations and unrealized gains and losses included in “Accumulated other comprehensive income (loss)” within Stockholders’ equity in the Consolidated Balance Sheets. The Company uses the specific identification method to determine cost in calculating realized gains and losses upon the sale of short-term investments.
Short-term investments are reviewed periodically for allowances for credit losses and impairment. When evaluating the investments, the Company reviews factors such as the extent to which the fair value of the security is less than the amortized cost basis, adverse conditions specifically related to the security, the financial condition of the issuer, the Company’s intent to sell, and whether it would be more likely than not that the Company would be required to sell the investments before the recovery of their amortized cost basis.

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
In the normal course of business, the Company, or a third-party producing content on the Company's behalf, may qualify for tax incentives through eligible spend on productions. The accounting for tax incentives is dependent on the particular type of incentive, including the nature of the benefit and the location the incentive is earned. In general, tax incentives are realized as cash receipts and may be received prior to or after a title launches on the Company’s service. Upon a title’s launch, any amounts the Company is eligible for through qualified production spend but has not received, are recognized in “Other current assets” or “Other non-current assets” on the Company’s Consolidated Balance Sheets as receivables. Tax incentives are generally accounted for as a reduction to the cost basis of the Company’s content assets (presented in “Content assets, net”) and reduces content amortization over the life of the title (as presented in “Cost of revenues”) on the Consolidated Statement of Operations.
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
Trade Receivables
Trade receivables consist primarily of amounts related to members and payment partners that collect membership fees on the Company's behalf. The Company evaluates the need for an allowance for credit losses based on historical collection trends, the financial condition of its payment partners, and external market factors. The Company's allowance for credit losses was not material as of December 31, 2022 and December 31, 2021.
Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to the Company’s partners, including consumer electronics ("CE") manufacturers, multichannel video programming distributors ("MVPDs"), mobile operators and internet service providers ("ISPs"). Advertising expenses include promotional activities such as digital and television advertising. Advertising costs are expensed as incurred. Advertising expenses were $1,586 million, $1,669 million and $1,447 million for the years ended December 31, 2022, 2021 and 2020, respectively. Marketing expenses also include payroll and related expenses for personnel that support the Company's marketing activities.
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
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in interest and other income (expense). Foreign currency transactions resulted in a gain of $282 million and $403 million for the years ended December 31, 2022 and 2021, respectively, and a loss of $660 million for the year ended December 31, 2020. These gains and losses were primarily due to the non-cash remeasurement of our Senior Notes denominated in euros and the remeasurement of cash and content liability positions denominated in currencies other than functional currencies.
Stock-Based Compensation
The Company grants non-qualified stock options to its employees on a monthly basis. Stock-based compensation expense is based on the fair value of the options at the grant date and is recognized, net of forfeitures, over the requisite service period. See Note 9 Stockholders' Equity to the consolidated financial statements for further information regarding stock-based compensation.

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
The following tables summarize revenues, paid net membership additions, and ending paid memberships by region for the years ended December 31, 2022, 2021 and 2020, respectively:

United States and Canada (UCAN)

	As of/ Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues	$14,084,643	$12,972,100	$11,455,396
Paid net membership additions (losses)	(919)	1,279	6,274
Paid memberships at end of period	74,296	75,215	73,936

Europe, Middle East, and Africa (EMEA)

	As of/ Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues	$9,745,015	$9,699,819	$7,772,252
Paid net membership additions	2,693	7,338	14,920
Paid memberships at end of period	76,729	74,036	66,698

Latin America (LATAM)

	As of/ Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues	$4,069,973	$3,576,976	$3,156,727
Paid net membership additions	1,738	2,424	6,120
Paid memberships at end of period	41,699	39,961	37,537

Asia-Pacific (APAC)

	As of/ Year Ended December 31,
	2022	2021	2020
	(in thousands)
Revenues	$3,570,221	$3,266,601	$2,372,300
Paid net membership additions	5,391	7,140	9,259
Paid memberships at end of period	38,023	32,632	25,492

A paid membership (also referred to as a paid subscription) is defined as a membership that has the right to receive Netflix service following sign-up and a method of payment being provided, and that is not part of a free trial or certain other promotions that may be offered by the Company to new or rejoining members. Certain members have the option to add extra member sub accounts. These extra member sub accounts are not included in paid memberships. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations generally become effective at the end of the prepaid membership period. Involuntary cancellations, as a result of a failed method of payment, become effective immediately. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by the Company’s internal systems, which utilize industry standard geo-location technology.
Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $13.0 billion, $12.1 billion and $10.8 billion for the years ended December 31, 2022, 2021 and 2020, respectively. DVD revenues were $0.1 billion, $0.2 billion, and $0.2 billion for the years ended December 31, 2022, 2021 and 2020, respectively.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift and other prepaid memberships that have not been fully redeemed. As of December 31, 2022, total deferred revenue was $1,265 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $56 million increase in deferred revenue as compared to the balance of $1,209 million for the year ended December 31, 2021, is a result of the increase in membership fees billed due to increased memberships and acquisition-related deferred revenue.

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

	Year ended December 31,
	2022	2021	2020
	(in thousands, except per share data)
Basic earnings per share:
Net income	$4,491,924	$5,116,228	$2,761,395
Shares used in computation:
Weighted-average common shares outstanding	444,698	443,155	440,922
Basic earnings per share	$10.10	$11.55	$6.26
Diluted earnings per share:
Net income	$4,491,924	$5,116,228	$2,761,395
Shares used in computation:
Weighted-average common shares outstanding	444,698	443,155	440,922
Employee stock options	6,592	12,217	13,286
Weighted-average number of shares	451,290	455,372	454,208
Diluted earnings per share	$9.95	$11.24	$6.08
Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Employee stock options	6,790	348	484

4.Cash, Cash Equivalents, Restricted Cash, and Short-term Investments
The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables summarize the Company's cash, cash equivalents, restricted cash and short-term investments as of December 31, 2022 and 2021:

	As of December 31, 2022
	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,071,584	$—	$3,410	$19,874	$4,094,868
Level 1 securities:
Money market funds	569,826	—	—	122	569,948
Level 2 securities:
Time Deposits (1)	505,766	911,276	—	—	1,417,042

	$5,147,176	$911,276	$3,410	$19,996	$6,081,858

(1) The majority of the Company's time deposits are domestic deposits, which mature within one year.

	As of December 31, 2021
	Cash and cash equivalents	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,103,613	$3,189	$23,972	$4,130,774
Level 1 securities:
Money market funds	1,924,191	—	146	1,924,337

	$6,027,804	$3,189	$24,118	$6,055,111

Other current assets include restricted cash for deposits related to self insurance and letter of credit agreements. Non-current assets include restricted cash related to letter of credit agreements. The fair value of cash equivalents and short-term investments included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.
See Note 6 Debt to the consolidated financial statements for further information regarding the fair value of the Company’s senior notes.

5.Balance Sheet Components
Content Assets, Net
Content assets consisted of the following:

	As of December 31,
	2022	2021
	(in thousands)
Licensed content, net	$12,732,549	$13,799,221

Produced content, net
Released, less amortization	9,110,518	6,877,743
In production	10,255,940	9,235,975
In development and pre-production	637,706	1,006,600
	20,004,164	17,120,318

Content assets, net	$32,736,713	$30,919,539
As of December 31, 2022, approximately $5,428 million, $2,853 million, and $1,984 million of the $12,733 million unamortized cost of the licensed content is expected to be amortized in each of the next three years. As of December 31, 2022, approximately $3,565 million, $2,310 million, and $1,601 million of the $9,111 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of December 31, 2022, the amount of accrued participations and residuals was not material.
The following table represents the amortization of content assets:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Licensed content	$7,681,978	$8,055,811	$7,544,631
Produced content (1)	6,344,154	4,174,556	3,262,281
Total	$14,026,132	$12,230,367	$10,806,912
(1) Tax incentives earned on qualified production spend generally reduce the cost-basis of content assets and result in lower content amortization over the life of the title. For the year ended December 31, 2022, tax incentives resulted in lower content amortization on produced content of approximately $719 million.

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of December 31,		Estimated Useful Lives (in Years)
	2022	2021
	(in thousands)
Land	$85,005	$82,381
Buildings	52,106	48,123	30 years
Leasehold improvements	1,040,570	863,342	Over life of lease
Furniture and fixtures	153,682	139,809	3 years
Information technology	442,681	380,452	3 years
Corporate aircraft	115,578	110,978	8-10 years
Machinery and equipment	26,821	32,426	3-5 years
Capital work-in-progress	235,555	282,248
Property and equipment, gross	2,151,998	1,939,759
Less: Accumulated depreciation	(753,741)	(616,306)
Property and equipment, net	$1,398,257	$1,323,453

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
The components of lease costs for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Operating lease cost	$413,664	$389,805	$323,905
Short-term lease cost	194,764	152,765	116,606
Total lease cost	$608,428	$542,570	$440,511

Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Year ended December 31,
	2022	2021	2020
	(in thousands)
Cash paid for operating lease liabilities	$413,034	$349,586	$259,559
Right-of-use assets obtained in exchange for new operating lease obligations	252,393	764,142	729,942

	As of December 31,
	2022	2021
	(in thousands, except lease term and discount rate)
Operating lease right-of-use assets, net	$2,227,122	$2,446,573

Current operating lease liabilities	$355,985	$315,189
Non-current operating lease liabilities	2,222,503	2,408,486
Total operating lease liabilities	$2,578,488	$2,723,675

Weighted-average remaining lease term	8.3 years	9.2 years
Weighted-average discount rate	3.2%	3.1%

Maturities of operating lease liabilities as of December 31, 2022 were as follows (in thousands):

Due in 12 month period ended December 31,
2023	$433,167
2024	406,293
2025	377,371
2026	368,496
2027	310,903
Thereafter	1,036,327
2,932,557
Less imputed interest	(354,069)
Total operating lease liabilities	2,578,488
The Company has additional operating leases for real estate of $419 million which have not commenced as of December 31, 2022, and as such, have not been recognized on the Company's Consolidated Balance Sheets. These operating leases are expected to commence in 2023 and 2024 with lease terms between 2 and 10 years.

Other Current Assets
Other current assets consisted of the following:

	As of
	December 31, 2022	December 31, 2021
	(in thousands)
Trade receivables	$988,898	$804,320
Prepaid expenses	392,735	323,818
Other (1)	1,826,388	913,883
Total other current assets	$3,208,021	$2,042,021
(1) $598 million of tax incentives earned on production spend is included in Other as of December 31, 2022.
The increase in Other was primarily due to a modification of a content licensing arrangement.

6.Debt

As of December 31, 2022, the Company had aggregate outstanding notes of $14,353 million, net of $79 million of issuance costs, with varying maturities (the "Notes"). As of December 31, 2021, the Company had aggregate outstanding long-term notes of $15,393 million, net of $92 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain totaling $353 million for the year ended December 31, 2022).

The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of December 31, 2022 and December 31, 2021:

	Principal Amount at Par				Level 2 Fair Value as of
	December 31, 2022	December 31, 2021	Issuance Date	Maturity	December 31, 2022	December 31, 2021
	(in millions)				(in millions)
5.500% Senior Notes	$—	$700	February 2015	February 2022	$—	$704
5.750% Senior Notes	400	400	February 2014	March 2024	404	437
5.875% Senior Notes	800	800	February 2015	February 2025	811	899
3.000% Senior Notes (1)	503	535	April 2020	June 2025	495	581
3.625% Senior Notes	500	500	April 2020	June 2025	479	529
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	980	1,111
3.625% Senior Notes (1)	1,391	1,480	May 2017	May 2027	1,338	1,702
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,557	1,829
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,930	2,293
4.625% Senior Notes (1)	1,177	1,252	October 2018	May 2029	1,151	1,565
6.375% Senior Notes	800	800	October 2018	May 2029	830	999
3.875% Senior Notes (1)	1,284	1,366	April 2019	November 2029	1,201	1,651
5.375% Senior Notes	900	900	April 2019	November 2029	885	1,068
3.625% Senior Notes (1)	1,177	1,252	October 2019	June 2030	1,078	1,493
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	944	1,169
	$14,432	$15,485			$14,083	$18,030

(1) The following Senior Notes have a principal amount denominated in euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of December 31, 2022 and December 31, 2021, the Company was in compliance with all related covenants.

Revolving Credit Facility

As of December 31, 2022, the Company has a $1 billion unsecured revolving credit facility ("Revolving Credit Agreement"), which matures on June 17, 2026. Revolving loans may be borrowed, repaid and reborrowed until June 17, 2026, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of December 31, 2022, no amounts have been borrowed under the Revolving Credit Agreement.

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

The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of December 31, 2022 and December 31, 2021, the Company was in compliance with all related covenants.

7.Commitments and Contingencies
Content
At December 31, 2022, the Company had $21.8 billion of obligations comprised of $4.5 billion included in "Current content liabilities" and $3.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $14.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
At December 31, 2021, the Company had $23.2 billion of obligations comprised of $4.3 billion included in "Current content liabilities" and $3.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $15.8 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these content obligations is as follows:

	As of December 31,
	2022	2021
	(in thousands)
Less than one year	$10,038,483	$10,019,306
Due after one year and through 3 years	9,425,551	9,238,315
Due after 3 years and through 5 years	2,124,307	3,238,977
Due after 5 years	243,606	664,762
Total content obligations	$21,831,947	$23,161,360

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

9.Stockholders’ Equity
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
A summary of the activities related to the Company’s stock option plans is as follows:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted- Average Exercise Price (per Share)
Balances as of December 31, 2019	6,111,561	20,859,326	$124.28
New Shares Authorized	17,500,000	—	—
Granted	(1,909,476)	1,909,476	432.34
Exercised		(4,088,612)	58.35
Expired	—	(3,380)	27.54
Balances as of December 31, 2020	21,702,085	18,676,810	$170.23
Granted	(1,556,725)	1,556,725	554.11
Exercised		(2,632,324)	65.97
Expired	—	(5,360)	34.63
Balances as of December 31, 2021	20,145,360	17,595,851	$219.83
Granted	(3,691,257)	3,691,257	267.94
Exercised	—	(1,383,669)	27.19
Expired	—	(6,578)	11.10
Balances as of December 31, 2022	16,454,103	19,896,861	$242.22
Vested and exercisable at December 31, 2022		19,896,861	$242.22
The aggregate intrinsic value of the Company's outstanding stock options as of December 31, 2022 was $1,951 million and represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2022 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2022. This amount changes based on the fair market value of the Company’s common stock. Total intrinsic value of options exercised for the years ended December 31, 2022, 2021 and 2020 was $346 million, $1,363 million and $1,596 million, respectively. The weighted-average remaining contractual term of the Company's outstanding stock options as of December 31, 2022 included in the table above was 5.61 years.
Cash received from option exercises for the years ended December 31, 2022, 2021 and 2020 was $36 million, $174 million and $235 million, respectively. The Company records stock option exercises based on trade date.

Stock-Based Compensation
Stock options granted are exercisable for the full ten year contractual term regardless of employment status. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Year Ended December 31,
	2022	2021	2020
Dividend yield	—%	—%	—%
Expected volatility	38% - 52%	34% - 41%	37% - 45%
Risk-free interest rate	1.71% - 3.79%	1.08% - 1.62%	0.67% - 1.71%
Suboptimal exercise factor	4.71 - 4.82	3.81 - 3.98	3.34 - 3.67
Valuation data:
Weighted-average fair value (per share)	$155.88	$259.01	$217.42
Total stock-based compensation expense (in thousands)	575,452	403,220	415,180
Total income tax impact on provision (in thousands)	127,289	89,642	91,718

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
Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. There were no repurchases during the year ended December 31, 2022. As of December 31, 2022, $4.4 billion remain available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. Direct costs incurred to acquire the shares are included in the total cost of the shares.

10.    Income Taxes
Income before provision for income taxes was as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
United States	$4,690,442	$5,365,547	$2,789,064
Foreign	573,487	474,556	410,285
Income before income taxes	$5,263,929	$5,840,103	$3,199,349

The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Current tax provision:
Federal	$109,910	$57,526	$24,221
State	119,795	109,641	65,821
Foreign	676,827	357,189	277,846
Total current	906,532	524,356	367,888
Deferred tax provision:
Federal	(52,434)	188,937	(57,765)
State	(30,691)	(2,700)	164,685
Foreign	(51,402)	13,282	(36,854)
Total deferred	(134,527)	199,519	70,066
Provision for income taxes	$772,005	$723,875	$437,954
A reconciliation of the provision for income taxes, with the amount computed by applying the statutory Federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Expected tax expense at U.S. Federal statutory rates	$1,105,428	$1,226,422	$671,864
State income taxes, net of Federal income tax effect	92,084	111,400	65,808
Foreign earnings at other than U.S. rates	112,628	(23,963)	12,212
Federal and California R&D tax credits	(146,615)	(82,909)	(113,882)
Valuation allowance on California R&D tax credits	—	—	183,283
Excess tax benefits on stock-based compensation	(75,211)	(290,899)	(339,436)
Tax effects of the Tax Cuts and Jobs Act	(368,976)	(254,763)	(87,194)
Nondeductible Officers Compensation	33,836	26,874	30,351
Other	18,831	11,713	14,948
Provision for income taxes	$772,005	$723,875	$437,954
Effective Tax Rate	15%	12%	14%

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2022	2021
	(in thousands)
Deferred tax assets:
Stock-based compensation	$443,456	$351,238
Federal and California tax R&D credits	342,589	484,793
Foreign tax credits	11,899	2,045
Capitalized Research Expenses	323,998	—
Accruals and reserves	119,732	165,214
Operating leases	551,418	570,830
Foreign Net Operating Losses	20,092	8,043
Unrealized Gain/Loss	(47,283)	13,772
Other	2,234	5,420
Gross deferred tax assets	1,768,135	1,601,355
Depreciation & amortization	(456,717)	(388,115)
Operating leases	(473,928)	(506,403)
Acquisitions	(232,607)	(240,334)
Gross deferred tax liabilities	(1,163,252)	(1,134,852)
Valuation allowance	(343,342)	(318,408)
Net deferred tax assets	$261,541	$148,095
All deferred tax assets are classified as “Other non-current assets” on the Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021. In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2022, the valuation allowance of $343 million was related to the California R&D credits and certain foreign tax attributes that the Company does not expect to realize.
As of December 31, 2022, the Company's California R&D tax credit carryforwards for tax return purposes was $504 million.
The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as “Other non-current liabilities” and a reduction of deferred tax assets which is classified as "Other non-current assets" in the Consolidated Balance Sheets. As of December 31, 2022, the total amount of gross unrecognized tax benefits was $227 million, of which $155 million, if recognized, would favorably impact the Company’s effective tax rate. As of December 31, 2021, the total amount of gross unrecognized tax benefits was $203 million, of which $136 million, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows (in thousands):

Balances as of December 31, 2020	$140,124
Increases related to tax positions taken during prior periods	27,116
Decreases related to tax positions taken during prior periods	—
Increases related to tax positions taken during the current period	35,317
Decreases related to expiration of statute of limitations	—
Balances as of December 31, 2021	202,557
Increases related to tax positions taken during prior periods	—
Decreases related to tax positions taken during prior periods	(2,445)
Increases related to tax positions taken during the current period	26,865
Decreases related to expiration of statute of limitations	—
Balances as of December 31, 2022	$226,977

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes and in “Other non-current liabilities” in the Consolidated Balance Sheets. Interest and penalties included in the Company's provision for income taxes were not material in all the periods presented.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for years 2016 through 2018 and is subject to examination for 2019 through 2021. The foreign and state tax returns for years 2015 through 2021 are subject to examination by various states and foreign jurisdictions. While the Company is in various stages of inquiries and examinations for some state and federal taxing authorities, we believe that our tax positions will more likely than not be sustained. Nonetheless, it is possible that future obligations related to these matters could arise.
Given the potential outcome of the current examinations as well as the impact of the current examinations on the potential expiration of the statute of limitations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible adjustments cannot be made at this time.

11.    Employee Benefit Plan
The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 80% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board. During 2022, 2021 and 2020, the Company’s matching contributions totaled $102 million, $85 million and $69 million, respectively.
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
The following table summarizes the Company's contributions to multiemployer pension and health plans for the years ended December 31, 2022, 2021 and 2020, respectively:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Pension benefits	$127,885	$111,133	$78,060
Health benefits	96,285	83,153	52,322
Total contributions	$224,170	$194,286	$130,382

12.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its co-chief executive officers, who review financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
    Total U.S. revenues were $13.0 billion, $12.1 billion and $10.8 billion for the years ended December 31, 2022, 2021 and 2020, respectively. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
    The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets were located as follows:

	As of December 31,
	2022	2021
	(in thousands)
United States	$2,745,071	$2,833,059
International	880,308	936,967

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022
3.2	Amended and Restated Bylaws	8-K	001-35727	3.2	June 8, 2022
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014
4.3	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015
4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015
4.5	Indenture, dated as of October 27, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	October 27, 2016
4.6	First Supplemental Indenture, dated as of September 24, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	10-Q	001-35727	4.7	April 20, 2017
4.7	Indenture, dated as of May 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	May 3, 2017
4.8	Indenture, dated as of October 26, 2017, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	October 26, 2017
4.9	Indenture, dated as of April 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	April 26, 2018
4.10	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (6.375% Senior Notes due 2029)	8-K	001-35727	4.1	October 26, 2018
4.11	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.625% Senior Notes due 2029)	8-K	001-35727	4.3	October 26, 2018
4.12	Indenture, dated as of April 29, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (5.375% Senior Notes due 2029)	8-K	001-35727	4.1	April 29, 2019
4.13	Indenture, dated as of April 29, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.875% Senior Notes due 2029)	8-K	001-35727	4.3	April 29, 2019
4.14	Indenture, dated as of October 25, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.875% Senior Notes due 2030)	8-K	001-35727	4.1	October 25, 2019
4.15	Indenture, dated as of October 25, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.625% Senior Notes due 2030)	8-K	001-35727	4.3	October 25, 2019
4.16	Indenture, dated as of April 28, 2020, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.625% Senior Notes due 2025)	8-K	001-35727	4.1	April 28, 2020

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.17	Indenture, dated as of April 28, 2020, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.000% Senior Notes due 2025)	8-K	001-35727	4.3	April 28, 2020
4.18	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.3†	2020 Stock Plan	Def 14A	001-35727	A	April 22, 2020
10.4†	Description of Director Equity Compensation Plan	8-K	001-35727	Item 5.02	January 24, 2018
10.5†	Amended and Restated Performance Bonus Plan	8-K	001-35727	10.1	December 9, 2022
10.6†	Amended and Restated Executive Severance and Retention Incentive Plan	8-K	001-35727	10.1	September 10, 2021
10.7	Revolving Credit Agreement among the Company, Deutsche bank AG New York Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A. and the administrative agent, dated as of July 27, 2017	10-Q	001-35727	10.15	October 18, 2017
10.8	First Amendment Agreement, dated as of March 29, 2019, among Netflix, Inc., the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	001-35727	10.1	April 1, 2019
10.9	Second Amendment Agreement, dated as of June 17, 2021, among Netflix, Inc., the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	001-35727	10.1	June 17, 2021
10.10†	Form of Stock Option Agreement under the 2011 Stock Plan	10-K	001-35727	10.11	January 27, 2022
10.11†	Form of Stock Option Agreement under the 2020 Stock Plan					X
10.12†	Form of Stock Option Agreement under the 2020 Stock Plan (Options Subject to Vesting)	8-K	001-35727	10.1	December 23, 2022
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL					X

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

Netflix, Inc.

Dated:	January 26, 2023	By:	/S/ TED SARANDOS
Ted Sarandos Co-Chief Executive Officer (principal executive officer)

Dated:	January 26, 2023	By:	/S/ GREG PETERS
Greg Peters Co-Chief Executive Officer (principal executive officer)

Dated:	January 26, 2023	By:	/S/ SPENCER NEUMANN
Spencer Neumann Chief Financial Officer (principal financial and accounting officer)

POWER OF ATTORNEY
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ted Sarandos and Spencer Neumann, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TED SARANDOS	Co-Chief Executive Officer and Director (principal executive officer)	January 26, 2023
Ted Sarandos

/S/ GREG PETERS	Co-Chief Executive Officer and Director (principal executive officer)	January 26, 2023
Greg Peters

/S/ SPENCER NEUMANN	Chief Financial Officer (principal financial and accounting officer)	January 26, 2023
Spencer Neumann

/S/ REED HASTINGS	Executive Chairman and Director	January 26, 2023
Reed Hastings

/S/ RICHARD BARTON	Director	January 26, 2023
Richard Barton

/S/ MATHIAS DÖPFNER	Director	January 26, 2023
Mathias Döpfner

/S/ TIMOTHY M. HALEY	Director	January 26, 2023
Timothy M. Haley

/S/ JAY C. HOAG	Director	January 26, 2023
Jay C. Hoag

/S/ LESLIE J. KILGORE	Director	January 26, 2023
Leslie J. Kilgore

/S/ STRIVE MASIYIWA	Director	January 26, 2023
Strive Masiyiwa

/S/ ANN MATHER	Director	January 26, 2023
Ann Mather

/S/ BRAD SMITH	Director	January 26, 2023
Brad Smith

/S/ ANNE SWEENEY	Director	January 26, 2023
Anne Sweeney