Form 10-Q
period 2023-03-31
NETFLIX INC
filed 2023-04-21
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission File Number: 001-35727

Netflix, Inc.
(Exact name of Registrant as specified in its charter)

Delaware			77-0467272
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification Number)

121 Albright Way,	Los Gatos,	California	95032
(Address of principal executive offices)			(Zip Code)
(408) 540-3700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.001 per share	NFLX	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2023, there were 444,536,878 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues	$8,161,503	$7,867,767
Cost of revenues	4,803,625	4,284,705
Marketing	555,362	555,978
Technology and development	687,275	657,530
General and administrative	400,924	397,928
Operating income	1,714,317	1,971,626
Other income (expense):
Interest expense	(174,239)	(187,579)
Interest and other income (expense)	(71,204)	195,645
Income before income taxes	1,468,874	1,979,692
Provision for income taxes	(163,754)	(382,245)
Net income	$1,305,120	$1,597,447

Earnings per share:
Basic	$2.93	$3.60
Diluted	$2.88	$3.53
Weighted-average shares of common stock outstanding:
Basic	445,244	444,146
Diluted	452,417	452,984

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income	$1,305,120	$1,597,447
Other comprehensive income (loss):
Foreign currency translation adjustments	25,611	(33,675)
Comprehensive income	$1,330,731	$1,563,772

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income	$1,305,120	$1,597,447
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(2,458,666)	(3,584,164)
Change in content liabilities	(354,791)	(347,149)
Amortization of content assets	3,459,984	3,166,365
Depreciation and amortization of property, equipment and intangibles	90,335	74,602
Stock-based compensation expense	99,099	119,209
Foreign currency remeasurement loss (gain) on debt	80,651	(161,821)
Other non-cash items	120,008	101,968
Deferred income taxes	(98,782)	(68,906)
Changes in operating assets and liabilities:
Other current assets	(88,522)	41,157
Accounts payable	(89,668)	(215,444)
Accrued expenses and other liabilities	185,299	350,763
Deferred revenue	(2,390)	16,743
Other non-current assets and liabilities	(68,937)	(167,931)
Net cash provided by operating activities	2,178,740	922,839
Cash flows from investing activities:
Purchases of property and equipment	(62,019)	(121,158)
Acquisitions	—	(124,521)
Purchases of short-term investments	(201,634)	—
Net cash used in investing activities	(263,653)	(245,679)
Cash flows from financing activities:
Repayments of debt	—	(700,000)
Proceeds from issuance of common stock	26,028	13,678
Repurchases of common stock	(400,101)	—
Net cash used in financing activities	(374,073)	(686,322)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	26,423	(11,448)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,567,437	(20,610)
Cash, cash equivalents and restricted cash at beginning of period	5,170,582	6,055,111
Cash, cash equivalents and restricted cash at end of period	$6,738,019	$6,034,501
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,714,594	$5,147,176
Short-term investments	1,112,910	911,276
Other current assets	2,655,119	3,208,021
Total current assets	10,482,623	9,266,473
Content assets, net	32,349,184	32,736,713
Property and equipment, net	1,413,094	1,398,257
Other non-current assets	5,245,444	5,193,325
Total assets	$49,490,345	$48,594,768
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,344,580	$4,480,150
Accounts payable	591,987	671,513
Accrued expenses and other liabilities	1,718,069	1,514,650
Deferred revenue	1,262,271	1,264,661
Short-term debt	399,163	—
Total current liabilities	8,316,070	7,930,974
Non-current content liabilities	2,908,029	3,081,277
Long-term debt	14,037,965	14,353,076
Other non-current liabilities	2,400,085	2,452,040
Total liabilities	27,662,149	27,817,367
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at March 31, 2023 and December 31, 2022; 444,536,878 and 445,346,776 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	4,762,395	4,637,601
Treasury stock at cost (2,786,534 and 1,564,478 shares at March 31, 2023 and December 31, 2022, respectively)	(1,228,920)	(824,190)
Accumulated other comprehensive loss	(191,695)	(217,306)
Retained earnings	18,486,416	17,181,296
Total stockholders’ equity	21,828,196	20,777,401
Total liabilities and stockholders’ equity	$49,490,345	$48,594,768

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2023	March 31, 2022
Total stockholders' equity, beginning balances	$20,777,401	$15,849,248

Common stock and additional paid-in capital:
Beginning balances	$4,637,601	$4,024,561
Issuance of common stock upon exercise of options	25,695	11,810
Stock-based compensation expense	99,099	119,209
Ending balances	$4,762,395	$4,155,580

Treasury stock:
Beginning balances	$(824,190)	$(824,190)
Repurchases of common stock to be held as treasury stock	(404,730)	—
Ending balances	$(1,228,920)	$(824,190)

Accumulated other comprehensive loss:
Beginning balances	$(217,306)	$(40,495)
Other comprehensive income (loss)	25,611	(33,675)
Ending balances	$(191,695)	$(74,170)

Retained earnings:
Beginning balances	$17,181,296	$12,689,372
Net income	1,305,120	1,597,447
Ending balances	$18,486,416	$14,286,819

Total stockholders' equity, ending balances	$21,828,196	$17,544,039

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim consolidated financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2023. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the amortization of content assets and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of the results for a full year.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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
The following tables summarize revenues, paid net membership additions, and ending paid memberships by region for the three months ended March 31, 2023 and March 31, 2022, respectively:

United States and Canada (UCAN)

	As of/ Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Revenues	$3,608,645	$3,350,424
Paid net membership additions (losses)	102	(636)
Paid memberships at end of period (1)	74,398	74,579

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Revenues	$2,517,641	$2,561,831
Paid net membership additions (losses)	644	(303)
Paid memberships at end of period (1)	77,373	73,733

Latin America (LATAM)

	As of/ Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Revenues	$1,070,192	$998,948
Paid net membership additions (losses)	(450)	(351)
Paid memberships at end of period (1)	41,249	39,610

Asia-Pacific (APAC)

	As of/ Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Revenues	$933,523	$916,754
Paid net membership additions (losses)	1,455	1,087
Paid memberships at end of period (1)	39,478	33,719

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

Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $3.3 billion and $3.1 billion for the three months ended March 31, 2023 and 2022, respectively. DVD revenues were $32 million and $40 million for the three months ended March 31, 2023 and 2022, respectively.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of March 31, 2023, total deferred revenue was $1,262 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. Total deferred revenue as of March 31, 2023 remained relatively flat as compared to the balance of $1,265 million as of December 31, 2022.

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

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands, except per share data)
Basic earnings per share:
Net income	$1,305,120	$1,597,447
Shares used in computation:
Weighted-average shares of common stock outstanding	445,244	444,146
Basic earnings per share	$2.93	$3.60

Diluted earnings per share:
Net income	$1,305,120	$1,597,447
Shares used in computation:
Weighted-average shares of common stock outstanding	445,244	444,146
Employee stock options	7,173	8,838
Weighted-average number of shares	452,417	452,984
Diluted earnings per share	$2.88	$3.53

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Employee stock options	5,847	2,749

4. Cash, Cash Equivalents, Restricted Cash, and Short-term Investments
The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables summarize the Company's cash, cash equivalents, restricted cash and short-term investments as of March 31, 2023 and December 31, 2022:

	As of March 31, 2023
	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$3,787,630	$—	$3,889	$19,483	$3,811,002
Level 1 securities:
Money market funds	2,561,649	—	—	53	$2,561,702
Level 2 securities:
Time Deposits (1)	365,315	1,112,910	—	—	$1,478,225

	$6,714,594	$1,112,910	$3,889	$19,536	$7,850,929

	As of December 31, 2022
	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,071,584	$—	$3,410	$19,874	$4,094,868
Level 1 securities:
Money market funds	569,826	—	—	122	569,948
Level 2 securities:
Time Deposits (1)	505,766	911,276	—	—	1,417,042

	$5,147,176	$911,276	$3,410	$19,996	$6,081,858
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
There were no material gross realized gains or losses in the three months ended March 31, 2023 and 2022, respectively.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Licensed content, net	$12,533,388	$12,732,549

Produced content, net
Released, less amortization	9,306,337	9,110,518
In production	9,872,138	10,255,940
In development and pre-production	637,321	637,706
	19,815,796	20,004,164

Content assets, net	$32,349,184	$32,736,713

As of March 31, 2023, approximately $5,430 million, $2,781 million, and $1,952 million of the $12,533 million unamortized cost of the licensed content is expected to be amortized in each of the next three years.  As of March 31, 2023, approximately $3,553 million, $2,393 million, and $1,692 million of the $9,306 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of March 31, 2023, the amount of accrued participations and residuals was not material.
The following table represents the amortization of content assets:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Licensed content	$1,723,678	$1,884,438
Produced content	1,736,306	1,281,927
Total	$3,459,984	$3,166,365

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	March 31, 2023	December 31, 2022	Estimated Useful Lives
	(in thousands)
Land	$86,452	$85,005
Buildings	60,420	52,106	30 years
Leasehold improvements	1,050,836	1,040,570	Over life of lease
Furniture and fixtures	153,836	153,682	3 years
Information technology	443,073	442,681	3 years
Corporate aircraft	115,578	115,578	8-10 years
Machinery and equipment	27,068	26,821	3-5 years
Capital work-in-progress	284,181	235,555
Property and equipment, gross	2,221,444	2,151,998
Less: Accumulated depreciation	(808,350)	(753,741)
Property and equipment, net	$1,413,094	$1,398,257

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Cash paid for operating lease liabilities	$113,407	$103,141
Right-of-use assets obtained in exchange for new operating lease obligations	20,894	141,298

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Operating lease right-of-use assets, net	$2,175,020	$2,227,122

Current operating lease liabilities	363,304	355,985
Non-current operating lease liabilities	2,155,415	2,222,503
Total operating lease liabilities	$2,518,719	$2,578,488

Other Current Assets
Other current assets consisted of the following:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Trade receivables	$1,025,509	$988,898
Prepaid expenses	485,997	392,735
Other	1,143,613	1,826,388
Total other current assets	$2,655,119	$3,208,021
The decrease in Other was primarily driven by receipt of amounts due under a modified content licensing arrangement.

6. Debt
As of March 31, 2023, the Company had aggregate outstanding notes of $14,437 million, net of $76 million of issuance costs, with varying maturities (the "Notes"). Of the outstanding balance, $399 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2022, the Company had aggregate outstanding notes of $14,353 million, net of $79 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement loss totaling $81 million for the three months ended March 31, 2023).
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of March 31, 2023 and December 31, 2022:

	Principal Amount at Par				Level 2 Fair Value as of
	March 31, 2023	December 31, 2022	Issuance Date	Maturity	March 31, 2023	December 31, 2022
	(in millions)				(in millions)
5.750% Senior Notes	$400	$400	February 2014	March 2024	$404	$404
5.875% Senior Notes	800	800	February 2015	February 2025	817	811
3.000% Senior Notes (1)	510	503	April 2020	June 2025	503	495
3.625% Senior Notes	500	500	April 2020	June 2025	487	479
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	991	980
3.625% Senior Notes (1)	1,412	1,391	May 2017	May 2027	1,403	1,338
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,610	1,557
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	2,002	1,930
4.625% Senior Notes (1)	1,194	1,177	October 2018	May 2029	1,222	1,151
6.375% Senior Notes	800	800	October 2018	May 2029	862	830
3.875% Senior Notes (1)	1,303	1,284	April 2019	November 2029	1,283	1,201
5.375% Senior Notes	900	900	April 2019	November 2029	917	885
3.625% Senior Notes (1)	1,194	1,177	October 2019	June 2030	1,153	1,078
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	998	944
	$14,513	$14,432			$14,652	$14,083
(1) The following Senior Notes have a principal amount denominated in euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all related covenants.
Revolving Credit Facility
On March 6, 2023, the Company amended its $1 billion unsecured revolving credit facility ("Revolving Credit Agreement") to replace the London interbank offered rate to a variable secured overnight financing rate (the “Term SOFR Rate”) as the rate to which interest payments are indexed, among other things. The Revolving Credit Agreement matures on June 17, 2026. Revolving loans may be borrowed, repaid and reborrowed until June 17, 2026, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of March 31, 2023, no amounts have been borrowed under the Revolving Credit Agreement.
The borrowings under the Revolving Credit Agreement bear interest, at the Company’s option, of either (i) a floating rate equal to a base rate (the “Alternate Base Rate”) or (ii) a rate equal to the Term SOFR Rate (or the applicable benchmark replacement), plus a margin of 0.75%. The Alternate Base Rate is defined as the greatest of (A) the rate of interest published by the Wall Street Journal, from time to time, as the prime rate, (B) the federal funds rate, plus 0.500% and (C) the Term SOFR Rate for a one-month tenor, plus 1.00%. The Term SOFR Rate is the forward-looking secured overnight financing rate administered by the Federal Reserve Bank of New York or a successor administrator, for the relevant interest period, but in no event shall the Term SOFR Rate be less than 0.00% per annum.
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of March 31, 2023 and December 31, 2022, the Company was in compliance with all related covenants.

7. Commitments and Contingencies

Content
As of March 31, 2023, the Company had $21.5 billion of obligations comprised of $4.3 billion included in "Current content liabilities" and $2.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $14.3 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
As of December 31, 2022, the Company had $21.8 billion of obligations comprised of $4.5 billion included in "Current content liabilities" and $3.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $14.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for asset recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
Less than one year	$9,771,665	$10,038,483
Due after one year and through three years	9,536,111	9,425,551
Due after three years and through five years	1,964,812	2,124,307
Due after five years	253,283	243,606
Total content obligations	$21,525,871	$21,831,947

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

A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2022	16,454,103	19,896,861	$242.22
Granted	(591,343)	591,343	317.39
Exercised	—	(412,158)	62.29
Expired	—	(574)	13.14
Balances as of March 31, 2023	15,862,760	20,075,472	$248.14	5.58	$2,545,760
Vested and expected to vest as of March 31, 2023		20,075,472	$248.14	5.58	$2,545,760
Exercisable as of March 31, 2023		20,014,050	$247.85	5.56	$2,544,913

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the first quarter of 2023. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands)
Total intrinsic value of options exercised	$116,310	$114,762
Cash received from options exercised	26,028	13,678
Stock-based Compensation
Stock options are generally vested in full upon grant date and exercisable for the full ten year contractual term regardless of employment status. Stock options granted to certain named executive officers vest on the one-year anniversary of the grant date, subject to the employee’s continuous employment or service with the Company through the vesting date. The following table summarizes the assumptions used to value option grants using the lattice-binomial model and the valuation data:

	Three Months Ended
	March 31, 2023	March 31, 2022
Dividend yield	—%	—%
Expected volatility	46%	38%
Risk-free interest rate	3.63%	1.71%
Suboptimal exercise factor	4.22	4.71
Weighted-average fair value (per share)	$186	$228
Total stock-based compensation expense (in thousands)	$99,099	$119,209
Total income tax impact on provision (in thousands)	$21,711	$26,413

Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three months ended March 31, 2023, the Company repurchased 1,222,056 shares for an aggregate amount of $400 million. As of March 31, 2023, $4.0 billion remain available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of March 31, 2023, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.

9. Income Taxes

	Three Months Ended
	March 31, 2023	March 31, 2022
	(in thousands, except percentages)
Provision for income taxes	$163,754	$382,245
Effective tax rate	11%	19%
The effective tax rates for the three months ended March 31, 2023 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act, research and development credits, and the recognition of excess tax benefits of stock-based compensation. The effective tax rates for the three months ended March 31, 2022 differed from the Federal statutory rate primarily due to an increase in foreign taxes, offset by the impact of international provisions of the Tax Cuts and Jobs Act and the recognition of excess tax benefits of stock-based compensation.
The decrease in the effective tax rate for the three months ended March 31, 2023, as compared to the same period in 2022 was primarily due to a decrease in foreign taxes. For the three months ended March 31, 2023, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $24 million, compared to the three months ended March 31, 2022 of $25 million.
Gross unrecognized tax benefits were $234 million and $227 million as of March 31, 2023 and December 31, 2022, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $162 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2016 through 2018 and is subject to examination for 2019 through 2022. The foreign and state tax returns for the years 2015 through 2022 are subject to examination by various states and foreign jurisdictions. While the Company is in various stages of inquiries and examinations by federal, state and foreign taxing authorities, we believe that our tax positions will more likely than not be sustained. Nonetheless, it is possible that future obligations related to these matters could arise.
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
Total U.S. revenues were $3.3 billion and $3.1 billion for the three months ended March 31, 2023 and 2022, respectively. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, were located as follows:

	As of
	March 31, 2023	December 31, 2022
	(in thousands)
United States	$2,721,743	$2,745,071
International	866,371	880,308

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our ability to improve our content offerings and service; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, net cash provided by (used in) operating activities, access to financing sources, and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; seasonality; stock price volatility; impact of foreign exchange rate fluctuations, including on net income, revenues and average revenues per paying member; impact of interest rate fluctuations; adequacy of existing facilities; future regulatory changes and their impact on our business; intellectual property; price changes and testing; impact of recently adopted accounting pronouncements; accounting treatment for changes related to content assets; acquisitions; membership growth, including impact of content and pricing changes on membership growth; partnerships; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming; content amortization; resolution of tax examinations; tax expense; unrecognized tax benefits; deferred tax assets; and our ability to effectively manage change and growth. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on January 26, 2023, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A.
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

Overview
We are one of the world’s leading entertainment services with over 232 million paid memberships in over 190 countries enjoying TV series, films and games across a wide variety of genres and languages. Members can play, pause and resume watching as much as they want, anytime, anywhere, and can change their plans at any time.
Our core strategy is to grow our business globally within the parameters of our operating margin target. We strive to continuously improve our members’ experience by offering compelling content that delights them and attracts new members. We seek to drive conversation around our content to further enhance member joy, and we are continuously enhancing our user interface to help our members more easily choose content that they will find enjoyable.
Our membership growth exhibits a seasonal pattern that reflects variations when consumers buy internet-connected screens and when they tend to increase their viewing. Historically, the fourth quarter represents our greatest streaming membership growth. In addition, our membership growth can be impacted by our content release schedule and changes to pricing.

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	March 31, 2023	March 31, 2022	Q1'23 vs. Q1'22
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$8,130,001	$7,827,957	$302,044	4%
DVD revenues (1)	31,502	39,810	(8,308)	(21)%
Total revenues	$8,161,503	$7,867,767	$293,736	4%

Operating income	$1,714,317	$1,971,626	$(257,309)	(13)%
Operating margin	21%	25%	(4)%

Global Streaming Memberships:
Paid net membership additions (losses)	1,751	(203)	1,954	963%
Paid memberships at end of period	232,498	221,641	10,857	5%
Average paying memberships	231,623	221,743	9,880	4%
Average monthly revenue per paying membership	$11.70	$11.77	$(0.07)	(1)%

(1) In April 2023, we announced our plans to discontinue our DVD-by-mail service, which we do not expect to have a material effect on our operations or financial results.
Consolidated revenues for the three months ended March 31, 2023 increased 4% as compared to the three months ended March 31, 2022. The increase in our consolidated revenues was due to the 4% growth in average paying memberships, partially offset by a 1% decrease in average monthly revenue per paying membership. The decrease in average monthly revenue per paying membership was primarily due to the strengthening of the U.S. dollar relative to certain foreign currencies and changes in plan mix, partially offset by our price changes.
Operating expenses grew at a faster rate than revenue, which was unfavorably impacted by fluctuations in foreign exchange rates, resulting in a decrease in operating margin as compared to the prior comparative period.

Streaming Revenues
We primarily derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of March 31, 2023, pricing on our paid plans ranged from the U.S. dollar equivalent of $1 to $26 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
The following tables summarize streaming revenue and other streaming membership information by region for the three months ended March 31, 2023 and 2022.

United States and Canada (UCAN)

	As of/ Three Months Ended		Change
	March 31, 2023	March 31, 2022	Q1'23 vs. Q1'22
	(in thousands, except revenue per membership and percentages)
Revenues	$3,608,645	$3,350,424	$258,221	8%
Paid net membership additions (losses)	102	(636)	738	116%
Paid memberships at end of period	74,398	74,579	(181)	—%
Average paying memberships	74,347	74,897	(550)	(1)%
Average monthly revenue per paying membership	$16.18	$14.91	$1.27	9%
Constant currency change (1)				9%

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended		Change
	March 31, 2023	March 31, 2022	Q1'23 vs. Q1'22
	(in thousands, except revenue per membership and percentages)
Revenues	$2,517,641	$2,561,831	$(44,190)	(2)%
Paid net membership additions (losses)	644	(303)	947	313%
Paid memberships at end of period	77,373	73,733	3,640	5%
Average paying memberships	77,051	73,885	3,166	4%
Average monthly revenue per paying membership	$10.89	$11.56	$(0.67)	(6)%
Constant currency change (1)				1%

Latin America (LATAM)

	As of/ Three Months Ended		Change
	March 31, 2023	March 31, 2022	Q1'23 vs. Q1'22
	(in thousands, except revenue per membership and percentages)
Revenues	$1,070,192	$998,948	$71,244	7%
Paid net membership additions (losses)	(450)	(351)	(99)	(28)%
Paid memberships at end of period	41,249	39,610	1,639	4%
Average paying memberships	41,474	39,786	1,688	4%
Average monthly revenue per paying membership	$8.60	$8.37	$0.23	3%
Constant currency change (1)				8%

Asia-Pacific (APAC)

	As of/ Three Months Ended		Change
	March 31, 2023	March 31, 2022	Q1'23 vs. Q1'22
	(in thousands, except revenue per membership and percentages)
Revenues	$933,523	$916,754	$16,769	2%
Paid net membership additions (losses)	1,455	1,087	368	34%
Paid memberships at end of period	39,478	33,719	5,759	17%
Average paying memberships	38,751	33,176	5,575	17%
Average monthly revenue per paying membership	$8.03	$9.21	$(1.18)	(13)%
Constant currency change (1)				(6)%

(1) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the three months ended March 31, 2023, our revenues would have been approximately $346 million higher had foreign currency exchange rates remained constant with those for the three months ended March 31, 2022.

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

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Q1'23 vs. Q1'22
	(in thousands, except percentages)
Cost of revenues	$4,803,625	$4,284,705	$518,920	12%
As a percentage of revenues	59%	54%

The increase in cost of revenues was primarily due to a $294 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. Other costs of revenues increased $225 million, primarily due to an increase in other content expenses in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to our marketing and advertising sales partners, including consumer electronics (“CE”) manufacturers, multichannel video programming distributors (“MVPDs”), mobile operators, and internet service providers (“ISPs”). Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll and related expenses for personnel that support marketing activities.

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Q1'23 vs. Q1'22
	(in thousands, except percentages)
Marketing	$555,362	$555,978	$(616)	—%
As a percentage of revenues	7%	7%

Marketing expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 remained relatively flat.
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

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Q1'23 vs. Q1'22
	(in thousands, except percentages)
Technology and development	$687,275	$657,530	$29,745	5%
As a percentage of revenues	8%	8%

The increase in technology and development expenses was primarily due to a $26 million increase in personnel-related costs.
General and Administrative
General and administrative expenses consist primarily of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Q1'23 vs. Q1'22
	(in thousands, except percentages)
General and administrative	$400,924	$397,928	$2,996	1%
As a percentage of revenues	5%	5%

General and administrative expenses for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 remained relatively flat.
Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Q1'23 vs. Q1'22
	(in thousands, except percentages)
Interest expense	$174,239	$187,579	$(13,340)	(7)%
As a percentage of revenues	2%	2%
Interest expense primarily consists of interest on our Notes of $174 million for the three months ended March 31, 2023. The decrease in interest expense for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was due to the lower average aggregate principal of interest bearing notes outstanding.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Q1'23 vs. Q1'22
	(in thousands, except percentages)
Interest and other income (expense)	$(71,204)	$195,645	$(266,849)	(136)%
As a percentage of revenues	(1)%	2%
Interest and other income (expense) decreased in the three months ended March 31, 2023 primarily due to foreign exchange losses of $107 million, compared to gains of $192 million for the corresponding period in 2022. In the three months ended March 31, 2023, the foreign exchange losses were primarily driven by the non-cash loss of $81 million from the remeasurement of our €5,170 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three months ended March 31, 2022, the foreign exchange gains were primarily driven by the $162 million non-cash gain from the remeasurement of our €5,170 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies. The change in foreign currency gains and losses was partially offset by higher interest income earned in the three months ended March 31, 2023 as compared to the corresponding period in 2022.

Provision for Income Taxes

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Q1'23 vs. Q1'22
	(in thousands, except percentages)
Provision for income taxes	$163,754	$382,245	$(218,491)	(57)%
Effective tax rate	11%	19%
The effective tax rates for the three months ended March 31, 2023 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act, research and development credits, and the recognition of excess tax benefits of stock-based compensation.
The decrease in the effective tax rate for the three months ended March 31, 2023, as compared to the same period in 2022 was primarily due to a decrease in foreign taxes.

Liquidity and Capital Resources

	As of		Change
	March 31, 2023	December 31, 2022	March 31, 2023 vs. December 31, 2022
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$7,850,929	$6,081,858	$1,769,071	29%
Short-term and long-term debt	14,437,128	14,353,076	84,052	1%

Cash, cash equivalents, restricted cash and short-term investments increased $1,769 million in the three months ended March 31, 2023 primarily due to cash provided by operations, primarily offset by the repurchase of stock.
Debt, net of debt issuance costs, increased $84 million primarily due to the remeasurement of our euro-denominated notes. The amount of principal and interest on our outstanding notes due in the next twelve months is $685 million. As of March 31, 2023, no amounts had been borrowed under the $1 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
We anticipate that our future capital needs from the debt market will be more limited compared to prior years. Our ability to obtain this or any additional financing that we may choose or need, including for potential strategic acquisitions and investments, will depend on, among other things, our development efforts, business plans, operating performance, and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. For the three months ended March 31, 2023, the Company repurchased 1,222,056 shares of common stock for an aggregate amount of $400 million. As of March 31, 2023, $4.0 billion remains available for repurchases.
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

Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of March 31, 2023, the expected timing of those payments are as follows:

	Payments due by Period
Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$21,525,871	$9,771,665	$11,754,206
Debt (2)	17,898,596	685,089	17,213,507
Operating lease obligations (3)	3,309,657	472,369	2,837,288
Total	$42,734,124	$10,929,123	$31,805,001

(1)As of March 31, 2023, content obligations were comprised of $4.3 billion included in “Current content liabilities” and $2.9 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $14.3 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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

As of March 31, 2023, we had gross unrecognized tax benefits of $234 million. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.
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

	Three Months Ended		Change
	March 31, 2023	March 31, 2022	Q1'23 vs. Q1'22
	(in thousands, except percentages)
Net cash provided by operating activities	$2,178,740	$922,839	$1,255,901	136%
Net cash used in investing activities	(263,653)	(245,679)	17,974	7%
Net cash used in financing activities	(374,073)	(686,322)	(312,249)	(45)%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	2,178,740	922,839	1,255,901	136%
Purchases of property and equipment	(62,019)	(121,158)	(59,139)	(49)%
Free cash flow	$2,116,721	$801,681	$1,315,040	164%

Net cash provided by operating activities increased $1,256 million to $2,179 million for the three months ended March 31, 2023. The increase in net cash provided by operating activities was primarily driven by a decrease in payments for content assets, coupled with a $294 million or 4% increase in revenues. The payments for content assets decreased $1,118 million, from $3,931 million to $2,813 million, or 28%, as compared to the increase in the amortization of content assets of $294 million, from $3,166 million to $3,460 million, or 9%. The increase in net cash provided by operating activities was partially offset by increased payments associated with higher operating expenses, primarily related to increased headcount to support our continued improvements in our streaming service and our international expansion.
Net cash used in investing activities increased $18 million for the three months ended March 31, 2023, primarily due to purchases of short-term investments, partially offset by there being no acquisitions in the three months ended March 31, 2023, as compared to acquisitions for an aggregate amount of $125 million in the three months ended March 31, 2022, and a decrease in purchases of property and equipment.
Net cash used in financing activities decreased $312 million for the three months ended March 31, 2023, primarily due to there being no repayment of debt in the three months ended March 31, 2023 as compared to the repayment upon maturity of the $700 million aggregate principal amount of our 5.500% Senior Notes in February 2022, partially offset by the repurchases of common stock for an aggregate amount of $400 million in the three months ended March 31, 2023.
Free cash flow was $812 million higher than net income for the three months ended March 31, 2023, primarily due to $647 million of amortization expense over cash payments for content assets, $99 million non-cash stock-based compensation expense and $81 million of non-cash remeasurement loss on our euro-denominated debt, partially offset by $15 million in other non-favorable working capital differences.
Free cash flow was $796 million lower than net income for the three months ended March 31, 2022, primarily due to $765 million of cash payments for content assets over amortization expense and $162 million of non-cash remeasurement gain on our euro-denominated debt, partially offset by $119 million of non-cash stock-based compensation expense and $12 million in other favorable working capital differences.

Indemnification
The information set forth under Note 7 Commitments and Contingencies to the consolidated financial statements under the caption “Indemnification” is incorporated herein by reference.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2022. Our exposure to market risk has not changed significantly since December 31, 2022.
Interest Rate Risk
At March 31, 2023, our cash equivalents and short-term investments were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate.
As of March 31, 2023, we had $14.5 billion of debt, consisting of fixed rate unsecured debt in fourteen tranches due between 2024 and 2030. Refer to Note 6 Debt to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.
Foreign Currency Risk
Currencies denominated in other than the U.S. dollar account for 57% of revenue for the three months ended March 31, 2023. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Canadian dollar, the Mexican Peso, the Japanese yen, and the Australian dollar.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. In the three months ended March 31, 2023, our revenues would have been approximately $346 million higher had foreign currency exchange rates remained consistent with those in the same period of 2022.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the three months ended March 31, 2023, we recognized a $107 million foreign exchange loss primarily due to the non-cash remeasurement of our Senior Notes denominated in euros, coupled with the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the three months ended March 31, 2023 was an increase of $26 million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
The information set forth under Note 7 Commitments and Contingencies in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.Risk Factors
There have been no material changes from the risk factors previously disclosed under the heading "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Company Purchases of Equity Securities
Stock repurchases during the three months ended March 31, 2023 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
January 1 - 31, 2023	—	$—	—	$4,400,000
February 1 - 28, 2023	454,686	$356.55	454,686	$4,237,883
March 1 - 31, 2023	767,370	$310.00	767,370	$4,000,000
Total	1,222,056		1,222,056

(1) In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. For further information regarding stock repurchase activity, see Note 8 Stockholders’ Equity to the consolidated financial statements in this Quarterly Report.

(2) Average price paid per share includes costs associated with the repurchases.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022

3.2	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023

10.1†	Amended and Restated Executive Severance and Retention Incentive Plan					X

10.2	Amended Revolving Credit Agreement					X

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	April 21, 2023	By:	/s/ Ted Sarandos
Ted Sarandos Co-Chief Executive Officer (Principal executive officer)

Dated:	April 21, 2023	By:	/s/ Greg Peters
Greg Peters Co-Chief Executive Officer (Principal executive officer)

Dated:	April 21, 2023	By:	/s/ Jeffrey Karbowski
Jeffrey Karbowski Chief Accounting Officer (Principal accounting officer)