Form 10-Q
period 2023-06-30
NETFLIX INC
filed 2023-07-21
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, there were 443,146,751 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues	$8,187,301	$7,970,141	$16,348,804	$15,837,908
Cost of revenues	4,673,470	4,690,755	9,477,095	8,975,460
Marketing	627,168	574,960	1,182,530	1,130,938
Technology and development	657,983	716,846	1,345,258	1,374,376
General and administrative	401,497	409,297	802,421	807,225
Operating income	1,827,183	1,578,283	3,541,500	3,549,909
Other income (expense):
Interest expense	(174,812)	(175,455)	(349,051)	(363,034)
Interest and other income (expense)	26,961	220,226	(44,243)	415,871
Income before income taxes	1,679,332	1,623,054	3,148,206	3,602,746
Provision for income taxes	(191,722)	(182,103)	(355,476)	(564,348)
Net income	$1,487,610	$1,440,951	$2,792,730	$3,038,398

Earnings per share:
Basic	$3.35	$3.24	$6.28	$6.84
Diluted	$3.29	$3.20	$6.18	$6.73
Weighted-average shares of common stock outstanding:
Basic	443,881	444,557	444,559	444,352
Diluted	451,572	450,169	451,990	451,578

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$1,487,610	$1,440,951	$2,792,730	$3,038,398
Other comprehensive income (loss):
Foreign currency translation adjustments	52,429	(70,306)	78,040	(103,981)
Comprehensive income	$1,540,039	$1,370,645	$2,870,770	$2,934,417

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income	$1,487,610	$1,440,951	$2,792,730	$3,038,398
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(3,683,007)	(4,687,011)	(6,141,673)	(8,271,175)
Change in content liabilities	46,119	191,228	(308,672)	(155,921)
Amortization of content assets	3,410,021	3,261,348	6,870,005	6,427,713
Depreciation and amortization of property, equipment and intangibles	89,385	83,505	179,720	158,107
Stock-based compensation expense	78,030	150,392	177,129	269,601
Foreign currency remeasurement loss (gain) on debt	28,952	(304,513)	109,603	(466,334)
Other non-cash items	121,483	205,374	241,491	307,342
Deferred income taxes	(103,172)	(115,820)	(201,954)	(184,726)
Changes in operating assets and liabilities:
Other current assets	(183,049)	123,399	(271,571)	164,556
Accounts payable	38,332	(122,048)	(51,336)	(337,492)
Accrued expenses and other liabilities	177,831	(238,719)	363,130	112,044
Deferred revenue	49,647	(10,376)	47,257	6,367
Other non-current assets and liabilities	(117,950)	125,040	(186,887)	(42,891)
Net cash provided by operating activities	1,440,232	102,750	3,618,972	1,025,589
Cash flows from investing activities:
Purchases of property and equipment	(100,972)	(90,018)	(162,991)	(211,176)
Acquisitions	—	(68,876)	—	(193,397)
Purchases of short-term investments	(303,228)	—	(504,862)	—
Proceeds from maturities of short-term investments	501,937	—	501,937	—
Net cash provided by (used in) investing activities	97,737	(158,894)	(165,916)	(404,573)
Cash flows from financing activities:
Repayments of debt	—	—	—	(700,000)
Proceeds from issuance of common stock	34,717	11,250	60,745	24,928
Repurchases of common stock	(645,146)	—	(1,045,247)	—
Other financing activities	(38,920)	—	(38,920)	—
Net cash provided by (used in) financing activities	(649,349)	11,250	(1,023,422)	(675,072)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	39,626	(145,198)	66,049	(156,646)
Net increase (decrease) in cash, cash equivalents and restricted cash	928,246	(190,092)	2,495,683	(210,702)
Cash, cash equivalents and restricted cash at beginning of period	6,738,019	6,034,501	5,170,582	6,055,111
Cash, cash equivalents and restricted cash at end of period	$7,666,265	$5,844,409	$7,666,265	$5,844,409
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,662,788	$5,147,176
Short-term investments	914,201	911,276
Other current assets	2,929,347	3,208,021
Total current assets	11,506,336	9,266,473
Content assets, net	32,520,774	32,736,713
Property and equipment, net	1,471,968	1,398,257
Other non-current assets	5,318,395	5,193,325
Total assets	$50,817,473	$48,594,768
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,440,412	$4,480,150
Accounts payable	615,374	671,513
Accrued expenses and other liabilities	1,908,714	1,514,650
Deferred revenue	1,311,918	1,264,661
Short-term debt	399,387	—
Total current liabilities	8,675,805	7,930,974
Non-current content liabilities	2,849,387	3,081,277
Long-term debt	14,070,151	14,353,076
Other non-current liabilities	2,389,915	2,452,040
Total liabilities	27,985,258	27,817,367
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at June 30, 2023 and December 31, 2022; 443,146,751 and 445,346,776 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	4,874,208	4,637,601
Treasury stock at cost (4,635,858 and 1,564,478 shares at June 30, 2023 and December 31, 2022, respectively)	(1,876,753)	(824,190)
Accumulated other comprehensive loss	(139,266)	(217,306)
Retained earnings	19,974,026	17,181,296
Total stockholders’ equity	22,832,215	20,777,401
Total liabilities and stockholders’ equity	$50,817,473	$48,594,768

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Total stockholders' equity, beginning balances	$21,828,196	$17,544,039	$20,777,401	$15,849,248

Common stock and additional paid-in capital:
Beginning balances	$4,762,395	$4,155,580	$4,637,601	$4,024,561
Issuance of common stock upon exercise of options	33,783	10,898	59,478	22,708
Stock-based compensation expense	78,030	150,392	177,129	269,601
Ending balances	$4,874,208	$4,316,870	$4,874,208	$4,316,870

Treasury stock:
Beginning balances	$(1,228,920)	$(824,190)	$(824,190)	$(824,190)
Repurchases of common stock to be held as treasury stock	(647,833)	—	(1,052,563)	—
Ending balances	$(1,876,753)	$(824,190)	$(1,876,753)	$(824,190)

Accumulated other comprehensive loss:
Beginning balances	$(191,695)	$(74,170)	$(217,306)	$(40,495)
Other comprehensive income (loss)	52,429	(70,306)	78,040	(103,981)
Ending balances	$(139,266)	$(144,476)	$(139,266)	$(144,476)

Retained earnings:
Beginning balances	$18,486,416	$14,286,819	$17,181,296	$12,689,372
Net income	1,487,610	1,440,951	2,792,730	3,038,398
Ending balances	$19,974,026	$15,727,770	$19,974,026	$15,727,770

Total stockholders' equity, ending balances	$22,832,215	$19,075,974	$22,832,215	$19,075,974

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
The Company also earns revenue from advertisements presented on its streaming service, consumer products and various other sources. Revenues earned from sources other than monthly membership fees were not material for the three and six months ended June 30, 2023 and June 30, 2022.
The following tables summarize revenues, paid net membership additions (losses), and ending paid memberships by region for the three and six months ended June 30, 2023 and June 30, 2022, respectively:

United States and Canada (UCAN)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Revenues	$3,599,448	$3,537,863	$7,208,093	$6,888,287
Paid net membership additions (losses)	1,173	(1,296)	1,275	(1,932)
Paid memberships at end of period (1)	75,571	73,283	75,571	73,283

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Revenues	$2,562,170	$2,457,235	$5,079,811	$5,019,066
Paid net membership additions (losses)	2,434	(767)	3,078	(1,070)
Paid memberships at end of period (1)	79,807	72,966	79,807	72,966

Latin America (LATAM)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Revenues	$1,077,435	$1,030,234	$2,147,627	$2,029,182
Paid net membership additions (losses)	1,217	14	767	(337)
Paid memberships at end of period (1)	42,466	39,624	42,466	39,624

Asia-Pacific (APAC)

	As of/ Three Months Ended		As of/ Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Revenues	$919,273	$907,719	$1,852,796	$1,824,473
Paid net membership additions (losses)	1,068	1,080	2,523	2,167
Paid memberships at end of period (1)	40,546	34,799	40,546	34,799

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

Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $3.3 billion and $6.6 billion, respectively, for the three and six months ended June 30, 2023 and $3.3 billion and $6.4 billion, respectively, for the three and six months ended June 30, 2022. DVD revenues were $29 million and $60 million, respectively, for the three and six months ended June 30, 2023 and $37 million and $77 million, respectively, for the three and six months ended June 30, 2022.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of June 30, 2023, total deferred revenue was $1,312 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $47 million increase in deferred revenue as compared to the balance of $1,265 million as of December 31, 2022 is a result of the increase in membership fees billed due to increased memberships.

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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands, except per share data)
Basic earnings per share:
Net income	$1,487,610	$1,440,951	$2,792,730	$3,038,398
Shares used in computation:
Weighted-average shares of common stock outstanding	443,881	444,557	444,559	444,352
Basic earnings per share	$3.35	$3.24	$6.28	$6.84

Diluted earnings per share:
Net income	$1,487,610	$1,440,951	$2,792,730	$3,038,398
Shares used in computation:
Weighted-average shares of common stock outstanding	443,881	444,557	444,559	444,352
Employee stock options	7,691	5,612	7,431	7,226
Weighted-average number of shares	451,572	450,169	451,990	451,578
Diluted earnings per share	$3.29	$3.20	$6.18	$6.73

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Employee stock options	4,348	8,175	5,097	5,462

4. Cash, Cash Equivalents, Restricted Cash, and Short-term Investments
The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables summarize the Company's cash, cash equivalents, restricted cash and short-term investments as of June 30, 2023 and December 31, 2022:

	As of June 30, 2023
	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,662,668	$—	$1,763	$1,660	$4,666,091
Level 1 securities:
Money market funds	2,628,351	—	—	54	2,628,405
Level 2 securities:
Time Deposits (1)	371,769	914,201	—	—	1,285,970

	$7,662,788	$914,201	$1,763	$1,714	$8,580,466

	As of December 31, 2022
	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,071,584	$—	$3,410	$19,874	$4,094,868
Level 1 securities:
Money market funds	569,826	—	—	122	569,948
Level 2 securities:
Time Deposits (1)	505,766	911,276	—	—	1,417,042

	$5,147,176	$911,276	$3,410	$19,996	$6,081,858
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
There were no material gross realized gains or losses in the three and six months ended June 30, 2023 and 2022, respectively.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Licensed content, net	$12,622,409	$12,732,549

Produced content, net
Released, less amortization	9,286,399	9,110,518
In production	9,796,704	10,255,940
In development and pre-production	815,262	637,706
	19,898,365	20,004,164

Content assets, net	$32,520,774	$32,736,713

As of June 30, 2023, approximately $5,495 million, $2,844 million, and $1,971 million of the $12,622 million unamortized cost of the licensed content is expected to be amortized in each of the next three years.  As of June 30, 2023, approximately $3,544 million, $2,420 million, and $1,710 million of the $9,286 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of June 30, 2023, the amount of accrued participations and residuals was not material.
The following table represents the amortization of content assets:

	Three Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Licensed content	$1,779,321	$1,899,782
Produced content	1,630,700	1,361,566
Total	$3,410,021	$3,261,348

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Licensed content	$3,502,999	$3,784,220
Produced content	3,367,006	2,643,493
Total	$6,870,005	$6,427,713

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	June 30, 2023	December 31, 2022	Estimated Useful Lives
	(in thousands)
Land	$86,662	$85,005
Buildings	60,720	52,106	30 years
Leasehold improvements	1,068,757	1,040,570	Over life of lease
Furniture and fixtures	155,401	153,682	3 years
Information technology	461,590	442,681	3 years
Corporate aircraft	133,998	115,578	8-10 years
Machinery and equipment	27,384	26,821	3-5 years
Capital work-in-progress	348,194	235,555
Property and equipment, gross	2,342,706	2,151,998
Less: Accumulated depreciation	(870,738)	(753,741)
Property and equipment, net	$1,471,968	$1,398,257

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Cash paid for operating lease liabilities	$114,760	$99,758
Right-of-use assets obtained in exchange for new operating lease obligations	91,572	39,304

	Six Months Ended
	June 30, 2023	June 30, 2022
	(in thousands)
Cash paid for operating lease liabilities	$228,167	$202,899
Right-of-use assets obtained in exchange for new operating lease obligations	112,466	180,602

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Operating lease right-of-use assets, net	$2,187,732	$2,227,122

Current operating lease liabilities	376,847	355,985
Non-current operating lease liabilities	2,147,306	2,222,503
Total operating lease liabilities	$2,524,153	$2,578,488

Other Current Assets
Other current assets consisted of the following:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Trade receivables	$1,218,326	$988,898
Prepaid expenses	481,546	392,735
Other	1,229,475	1,826,388
Total other current assets	$2,929,347	$3,208,021
The decrease in Other was primarily driven by receipt of amounts due under a modified content licensing arrangement.

6. Debt
As of June 30, 2023, the Company had aggregate outstanding notes of $14,470 million, net of $72 million of issuance costs, with varying maturities (the "Notes"). Of the outstanding balance, $399 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2022, the Company had aggregate outstanding notes of $14,353 million, net of $79 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement loss totaling $29 million and $110 million, respectively, for the three and six months ended June 30, 2023).
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of June 30, 2023 and December 31, 2022:

	Principal Amount at Par				Level 2 Fair Value as of
	June 30, 2023	December 31, 2022	Issuance Date	Maturity	June 30, 2023	December 31, 2022
	(in millions)				(in millions)
5.750% Senior Notes	$400	$400	February 2014	March 2024	$401	$404
5.875% Senior Notes	800	800	February 2015	February 2025	804	811
3.000% Senior Notes (1)	513	503	April 2020	June 2025	503	495
3.625% Senior Notes	500	500	April 2020	June 2025	483	479
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	979	980
3.625% Senior Notes (1)	1,419	1,391	May 2017	May 2027	1,387	1,338
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,584	1,557
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,972	1,930
4.625% Senior Notes (1)	1,200	1,177	October 2018	May 2029	1,216	1,151
6.375% Senior Notes	800	800	October 2018	May 2029	848	830
3.875% Senior Notes (1)	1,310	1,284	April 2019	November 2029	1,279	1,201
5.375% Senior Notes	900	900	April 2019	November 2029	904	885
3.625% Senior Notes (1)	1,200	1,177	October 2019	June 2030	1,145	1,078
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	986	944
	$14,542	$14,432			$14,491	$14,083
(1) The following Senior Notes have a principal amount denominated in euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all related covenants.
Revolving Credit Facility
On March 6, 2023, the Company amended its $1 billion unsecured revolving credit facility ("Revolving Credit Agreement") to replace the London interbank offered rate to a variable secured overnight financing rate (the “Term SOFR Rate”) as the rate to which interest payments are indexed, among other things. The Revolving Credit Agreement matures on June 17, 2026. Revolving loans may be borrowed, repaid and reborrowed until June 17, 2026, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of June 30, 2023, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of June 30, 2023 and December 31, 2022, the Company was in compliance with all related covenants.

7. Commitments and Contingencies

Content
As of June 30, 2023, the Company had $20.9 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $2.8 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $13.7 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
As of December 31, 2022, the Company had $21.8 billion of obligations comprised of $4.5 billion included in "Current content liabilities" and $3.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $14.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
Less than one year	$9,818,370	$10,038,483
Due after one year and through three years	9,131,131	9,425,551
Due after three years and through five years	1,662,733	2,124,307
Due after five years	288,054	243,606
Total content obligations	$20,900,288	$21,831,947

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

A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2022	16,454,103	19,896,861	$242.22
Granted	(1,025,300)	1,025,300	333.49
Exercised	—	(871,355)	68.23
Expired	—	(574)	13.14
Balances as of June 30, 2023	15,428,803	20,050,232	$254.46	5.52	$3,982,709
Vested and expected to vest as of June 30, 2023		20,050,232	$254.46	5.52	$3,982,709
Exercisable as of June 30, 2023		19,918,808	$253.84	5.49	$3,970,659

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the second quarter of 2023. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands)
Total intrinsic value of options exercised	$137,791	$83,030	$254,101	$197,792
Cash received from options exercised	34,717	11,250	60,745	24,928
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

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Dividend yield	—%	—%	—%	—%
Expected volatility	43%	49%	43% - 46%	38% - 49%
Risk-free interest rate	3.57%	2.57%	3.57% - 3.63%	1.71% - 2.57%
Suboptimal exercise factor	4.27	4.71	4.22 - 4.27	4.71
Weighted-average fair value (per share)	$200	$138	$192	$167
Total stock-based compensation expense (in thousands)	$78,030	$150,392	$177,129	$269,601
Total income tax impact on provision (in thousands)	$17,148	$33,335	$38,859	$59,748

Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three and six months ended June 30, 2023, the Company repurchased 1,849,324 and 3,071,380 shares, respectively, for an aggregate amount of $645 million and $1,045 million, respectively. As of June 30, 2023, $3.4 billion remain available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of June 30, 2023, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.

9. Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
	(in thousands, except percentages)
Provision for income taxes	$191,722	$182,103	$355,476	$564,348
Effective tax rate	11%	11%	11%	16%
The effective tax rates for the three and six months ended June 30, 2023 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act, research and development credits, and the recognition of excess tax benefits of stock-based compensation. The effective tax rates for the three and six months ended June 30, 2022 differed from the Federal statutory rate primarily due to the impact of foreign taxes, international provisions of the Tax Cuts and Jobs Act, research and development credits, and the recognition of excess tax benefits of stock-based compensation.
The effective tax rate for the three months ended June 30, 2023 was consistent compared to the same period in 2022. The decrease in the effective tax rate for the six months ended June 30, 2023, as compared to the same period in 2022 was primarily due to a decrease in foreign taxes. For the three and six months ended June 30, 2023, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $28 million and $52 million, compared to the three and six months ended June 30, 2022 of $18 million and $43 million.
Gross unrecognized tax benefits were $240 million and $227 million as of June 30, 2023 and December 31, 2022, respectively. The gross unrecognized tax benefits, if recognized by the Company, will result in a reduction of approximately $164 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate.
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
Total U.S. revenues were $3.3 billion and $6.6 billion, respectively, for the three and six months ended June 30, 2023, and $3.3 billion and $6.4 billion, respectively, for the three and six months ended June 30, 2022. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, were located as follows:

	As of
	June 30, 2023	December 31, 2022
	(in thousands)
United States	$2,795,979	$2,745,071
International	863,721	880,308

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our ability to improve our content offerings and service; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, net cash provided by (used in) operating activities, access to financing sources, and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; seasonality; stock price volatility; impact of foreign exchange rate fluctuations, including on net income, revenues and average revenues per paying member; impact of interest rate fluctuations; adequacy of existing facilities; future regulatory changes and their impact on our business; intellectual property; price changes and testing; accounting treatment for changes related to content assets; acquisitions; membership growth, including impact of content and pricing changes on membership growth; partnerships; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming; impact of work stoppages; content amortization; resolution of tax examinations; tax expense; unrecognized tax benefits; deferred tax assets; and our ability to effectively manage change and growth. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission (“SEC”) on January 26, 2023, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A.
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

Overview
We are one of the world’s leading entertainment services with over 238 million paid memberships in over 190 countries enjoying TV series, films and games across a wide variety of genres and languages. Members can play, pause and resume watching as much as they want, anytime, anywhere, and can change their plans at any time.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	June 30, 2023	June 30, 2022	Q2'23 vs. Q2'22
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$8,158,326	$7,933,051	$225,275	3%
DVD revenues (1)	28,975	37,090	(8,115)	(22)%
Total revenues	$8,187,301	$7,970,141	$217,160	3%

Operating income	$1,827,183	$1,578,283	$248,900	16%
Operating margin	22%	20%	2%

Global Streaming Memberships:
Paid net membership additions (losses)	5,892	(969)	6,861	708%
Paid memberships at end of period	238,390	220,672	17,718	8%
Average paying memberships	235,444	221,157	14,287	6%
Average monthly revenue per paying membership	$11.55	$11.96	$(0.41)	(3)%

(1) In April 2023, we announced our plans to discontinue our DVD-by-mail service, which we do not expect to have a material effect on our operations or financial results.
Consolidated revenues for the three months ended June 30, 2023 increased 3% as compared to the three months ended June 30, 2022. The increase in our consolidated revenues was due to the 6% growth in average paying memberships, partially offset by a 3% decrease in average monthly revenue per paying membership. The decrease in average monthly revenue per paying membership was primarily due to the strengthening of the U.S. dollar relative to certain foreign currencies, higher membership growth in regions with lower average monthly revenue per paying membership and timing of paid net membership additions. These decreases were partially offset by price increases in certain regions.
The increase in operating margin is primarily due to the 3% growth in revenue coupled with lower cost of revenues, technology and development expenses, and general and administrative expenses for the three months ended June 30, 2023 as compared to the corresponding prior year period. The decrease in expenses was impacted by approximately $150 million of expenses related to cost restructuring initiatives incurred during the three months ended June 30, 2022 with no similar transactions for the three months ended June 30, 2023.

Streaming Revenues
We primarily derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of June 30, 2023, pricing on our paid plans ranged from the U.S. dollar equivalent of $1 to $27 per month, and pricing on our extra member sub accounts ranged from the U.S. dollar equivalent of $2 to $8 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
We also earn revenue from advertisements presented on our streaming service, consumer products and various other sources. Revenues earned from sources other than monthly membership fees were not material for the three and six months ended June 30, 2023 and June 30, 2022.
The following tables summarize streaming revenue and other streaming membership information by region for the three and six months ended June 30, 2023 and 2022.

United States and Canada (UCAN)
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

	As of/ Three Months Ended		Change
	June 30, 2023	June 30, 2022	Q2'23 vs. Q2'22
	(in thousands, except revenue per membership and percentages)
Revenues	$3,599,448	$3,537,863	$61,585	2%
Paid net membership additions (losses)	1,173	(1,296)	2,469	191%
Paid memberships at end of period	75,571	73,283	2,288	3%
Average paying memberships	74,985	73,931	1,054	1%
Average monthly revenue per paying membership	$16.00	$15.95	$0.05	—%
Constant currency change (1)				1%
Six months ended June 30, 2023 as compared to the six months ended June 30, 2022

	As of/ Six Months Ended		Change
	June 30, 2023	June 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except revenue per membership and percentages)
Revenues	$7,208,093	$6,888,287	$319,806	5%
Paid net membership additions (losses)	1,275	(1,932)	3,207	166%
Paid memberships at end of period	75,571	73,283	2,288	3%
Average paying memberships	74,666	74,414	252	—%
Average monthly revenue per paying membership	$16.09	$15.43	$0.66	4%
Constant currency change (1)				5%

Europe, Middle East, and Africa (EMEA)
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

	As of/ Three Months Ended		Change
	June 30, 2023	June 30, 2022	Q2'23 vs. Q2'22
	(in thousands, except revenue per membership and percentages)
Revenues	$2,562,170	$2,457,235	$104,935	4%
Paid net membership additions (losses)	2,434	(767)	3,201	417%
Paid memberships at end of period	79,807	72,966	6,841	9%
Average paying memberships	78,590	73,350	5,240	7%
Average monthly revenue per paying membership	$10.87	$11.17	$(0.30)	(3)%
Constant currency change (1)				(1)%
Six months ended June 30, 2023 as compared to the six months ended June 30, 2022

	As of/ Six Months Ended		Change
	June 30, 2023	June 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except revenue per membership and percentages)
Revenues	$5,079,811	$5,019,066	$60,745	1%
Paid net membership additions (losses)	3,078	(1,070)	4,148	388%
Paid memberships at end of period	79,807	72,966	6,841	9%
Average paying memberships	77,821	73,618	4,203	6%
Average monthly revenue per paying membership	$10.88	$11.36	$(0.48)	(4)%
Constant currency change (1)				—%

Latin America (LATAM)
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

	As of/ Three Months Ended		Change
	June 30, 2023	June 30, 2022	Q2'23 vs. Q2'22
	(in thousands, except revenue per membership and percentages)
Revenues	$1,077,435	$1,030,234	$47,201	5%
Paid net membership additions (losses)	1,217	14	1,203	8,593%
Paid memberships at end of period	42,466	39,624	2,842	7%
Average paying memberships	41,858	39,617	2,241	6%
Average monthly revenue per paying membership	$8.58	$8.67	$(0.09)	(1)%
Constant currency change (1)				8%
Six months ended June 30, 2023 as compared to the six months ended June 30, 2022

	As of/ Six Months Ended		Change
	June 30, 2023	June 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except revenue per membership and percentages)
Revenues	$2,147,627	$2,029,182	$118,445	6%
Paid net membership additions (losses)	767	(337)	1,104	328%
Paid memberships at end of period	42,466	39,624	2,842	7%
Average paying memberships	41,666	39,702	1,964	5%
Average monthly revenue per paying membership	$8.59	$8.52	$0.07	1%
Constant currency change (1)				8%

Asia-Pacific (APAC)
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

	As of/ Three Months Ended		Change
	June 30, 2023	June 30, 2022	Q2'23 vs. Q2'22
	(in thousands, except revenue per membership and percentages)
Revenues	$919,273	$907,719	$11,554	1%
Paid net membership additions (losses)	1,068	1,080	(12)	(1)%
Paid memberships at end of period	40,546	34,799	5,747	17%
Average paying memberships	40,012	34,259	5,753	17%
Average monthly revenue per paying membership	$7.66	$8.83	$(1.17)	(13)%
Constant currency change (1)				(7)%
Six months ended June 30, 2023 as compared to the six months ended June 30, 2022

	As of/ Six Months Ended		Change
	June 30, 2023	June 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except revenue per membership and percentages)
Revenues	$1,852,796	$1,824,473	$28,323	2%
Paid net membership additions (losses)	2,523	2,167	356	16%
Paid memberships at end of period	40,546	34,799	5,747	17%
Average paying memberships	39,382	33,718	5,664	17%
Average monthly revenue per paying membership	$7.84	$9.02	$(1.18)	(13)%
Constant currency change (1)				(6)%
(1) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the three and six months ended June 30, 2023, our revenues would have been approximately $231 million and $577 million higher had foreign currency exchange rates remained constant with those for the three and six months ended June 30, 2022.
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
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

	Three Months Ended		Change
	June 30, 2023	June 30, 2022	Q2'23 vs. Q2'22
	(in thousands, except percentages)
Cost of revenues	$4,673,470	$4,690,755	$(17,285)	—%
As a percentage of revenues	57%	59%
Cost of revenues for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 remained relatively flat.
Six months ended June 30, 2023 as compared to the six months ended June 30, 2022

	Six Months Ended		Change
	June 30, 2023	June 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Cost of revenues	$9,477,095	$8,975,460	$501,635	6%
As a percentage of revenues	58%	57%
The increase in cost of revenues was primarily due to a $442 million increase in content amortization relating to our existing and new content, including more exclusive and original programming.
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
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

	Three Months Ended		Change
	June 30, 2023	June 30, 2022	Q2'23 vs. Q2'22
	(in thousands, except percentages)
Marketing	$627,168	$574,960	$52,208	9%
As a percentage of revenues	8%	7%
The increase in marketing expenses was primarily due to an $88 million increase in advertising expenses, partially offset by a $20 million decrease in personnel-related costs and a $11 million decrease in payments to our marketing partners.
Six months ended June 30, 2023 as compared to the six months ended June 30, 2022

	Six Months Ended		Change
	June 30, 2023	June 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Marketing	$1,182,530	$1,130,938	$51,592	5%
As a percentage of revenues	7%	7%
The increase in marketing expenses was primarily due to a $107 million increase in advertising expenses, partially offset by a $34 million decrease in personnel-related costs and a $20 million decrease in payments to our marketing partners.
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
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

	Three Months Ended		Change
	June 30, 2023	June 30, 2022	Q2'23 vs. Q2'22
	(in thousands, except percentages)
Technology and development	$657,983	$716,846	$(58,863)	(8)%
As a percentage of revenues	8%	9%
The decrease in technology and development expenses was primarily due to a $62 million decrease in personnel-related costs, partially offset by an increase in expenses related to continued improvements in our streaming service.
Six months ended June 30, 2023 as compared to the six months ended June 30, 2022

	Six Months Ended		Change
	June 30, 2023	June 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Technology and development	$1,345,258	$1,374,376	$(29,118)	(2)%
As a percentage of revenues	8%	9%
The decrease in technology and development expenses was primarily due to a $36 million decrease in personnel-related costs, partially offset by an increase in expenses related to continued improvements in our streaming service.
General and Administrative
General and administrative expenses consist primarily of payroll and related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

	Three Months Ended		Change
	June 30, 2023	June 30, 2022	Q2'23 vs. Q2'22
	(in thousands, except percentages)
General and administrative	$401,497	$409,297	$(7,800)	(2)%
As a percentage of revenues	5%	5%
The decrease in general and administrative expenses was primarily due to a $15 million decrease in personnel-related costs and a decrease in administrative expenses, partially offset by an increase in third-party expenses, including costs for contractors and consultants.

Six months ended June 30, 2023 as compared to the six months ended June 30, 2022

	Six Months Ended		Change
	June 30, 2023	June 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
General and administrative	$802,421	$807,225	$(4,804)	(1)%
As a percentage of revenues	5%	5%
General and administrative expenses for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 remained relatively flat.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

	Three Months Ended		Change
	June 30, 2023	June 30, 2022	Q2'23 vs. Q2'22
	(in thousands, except percentages)
Interest expense	$174,812	$175,455	$(643)	—%
As a percentage of revenues	2%	2%
Six months ended June 30, 2023 as compared to the six months ended June 30, 2022

	Six Months Ended		Change
	June 30, 2023	June 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Interest expense	$349,051	$363,034	$(13,983)	(4)%
As a percentage of revenues	2%	2%
Interest expense primarily consists of interest on our Notes of $175 million and $349 million for the three and six months ended June 30, 2023. Interest expense for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 remained relatively flat. The decrease in interest expense for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was due to the lower average aggregate principal of interest bearing notes outstanding.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

	Three Months Ended		Change
	June 30, 2023	June 30, 2022	Q2'23 vs. Q2'22
	(in thousands, except percentages)
Interest and other income (expense)	$26,961	$220,226	$(193,265)	(88)%
As a percentage of revenues	—%	3%
Six months ended June 30, 2023 as compared to the six months ended June 30, 2022

	Six Months Ended		Change
	June 30, 2023	June 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Interest and other income (expense)	$(44,243)	$415,871	$(460,114)	(111)%
As a percentage of revenues	—%	3%
Interest and other income (expense) decreased in the three and six months ended June 30, 2023 primarily due to foreign exchange losses of $23 million and $130 million, respectively, compared to gains of $239 million and $431 million, respectively, for the corresponding periods in 2022. In the three months ended June 30, 2023, the foreign exchange losses were primarily driven by the non-cash losses of $29 million from the remeasurement of our €5,170 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the six months ended June 30, 2023, the foreign exchange losses were primarily driven by the non-cash losses of $110 million from the remeasurement of our €5,170 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three and six months ended June 30, 2022, the foreign exchange gains were primarily driven by the non-cash gains of $305 million and $466 million, respectively, from the remeasurement of our €5,170 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. The change in foreign currency gains and losses was partially offset by higher interest income earned in the three and six months ended June 30, 2023 as compared to the corresponding periods in 2022.

Provision for Income Taxes
Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

	Three Months Ended		Change
	June 30, 2023	June 30, 2022	Q2'23 vs. Q2'22
	(in thousands, except percentages)
Provision for income taxes	$191,722	$182,103	$9,619	5%
Effective tax rate	11%	11%
Six months ended June 30, 2023 as compared to the six months ended June 30, 2022

	Six Months Ended		Change
	June 30, 2023	June 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Provision for income taxes	$355,476	$564,348	$(208,872)	(37)%
Effective tax rate	11%	16%
The effective tax rates for the three and six months ended June 30, 2023 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act, research and development credits, and the recognition of excess tax benefits of stock-based compensation.
The effective tax rate for the three months ended June 30, 2023 was consistent compared to the same period in 2022. The decrease in the effective tax rate for the six months ended June 30, 2023, as compared to the same period in 2022 was primarily due to a decrease in foreign taxes.
Liquidity and Capital Resources

	As of		Change
	June 30, 2023	December 31, 2022	June 30, 2023 vs. December 31, 2022
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$8,580,466	$6,081,858	$2,498,608	41%
Short-term and long-term debt	14,469,538	14,353,076	116,462	1%

Cash, cash equivalents, restricted cash and short-term investments increased $2,499 million in the six months ended June 30, 2023 primarily due to cash provided by operations, partially offset by the repurchase of stock.
Debt, net of debt issuance costs, increased $116 million primarily due to the remeasurement of our euro-denominated notes. The amount of principal and interest on our outstanding notes due in the next twelve months is $1,086 million. As of June 30, 2023, no amounts had been borrowed under the $1 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. During the six months ended June 30, 2023, the Company repurchased 3,071,380 shares of common stock for an aggregate amount of $1,045 million. As of June 30, 2023, $3.4 billion remains available for repurchases.

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
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of June 30, 2023, the expected timing of those payments are as follows:

	Payments due by Period
Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$20,900,288	$9,818,370	$11,081,918
Debt (2)	18,002,660	1,086,201	16,916,459
Operating lease obligations (3)	3,223,471	490,130	2,733,341
Total	$42,126,419	$11,394,701	$30,731,718

(1)As of June 30, 2023, content obligations were comprised of $4.4 billion included in “Current content liabilities” and $2.8 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $13.7 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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

As of June 30, 2023, we had gross unrecognized tax benefits of $240 million. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.
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

Three months ended June 30, 2023 as compared to the three months ended June 30, 2022

	Three Months Ended		Change
	June 30, 2023	June 30, 2022	Q2'23 vs. Q2'22
	(in thousands, except percentages)
Net cash provided by operating activities	$1,440,232	$102,750	$1,337,482	1,302%
Net cash provided by (used in) investing activities	97,737	(158,894)	256,631	162%
Net cash provided by (used in) financing activities	(649,349)	11,250	(660,599)	(5,872)%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	1,440,232	102,750	1,337,482	1,302%
Purchases of property and equipment	(100,972)	(90,018)	10,954	12%
Free cash flow	$1,339,260	$12,732	$1,326,528	10,419%

Net cash provided by operating activities increased $1,337 million to $1,440 million for the three months ended June 30, 2023. The increase in net cash provided by operating activities was primarily driven by a decrease in payments for content assets, coupled with a $217 million or 3% increase in revenues. The payments for content assets decreased $859 million, from $4,496 million to $3,637 million, or 19%. On May 1, 2023, the collective bargaining agreement between the Writers Guild of America (“WGA”) and the Alliance of Motion Picture and Television Producers (“AMPTP”) expired, and on May 2, 2023, the WGA commenced an industry-wide strike. On July 12, 2023, the collective bargaining agreement between the Screen Actors Guild - American Federation of Television and Radio Artists (“SAG-AFTRA”) and the AMPTP expired, and on July 14, 2023, the SAG-AFTRA commenced an industry-wide strike. We have paused and expect to pause additional productions in response to the concurrent WGA and SAG-AFTRA strikes. As a result, the timing of certain production payments will be delayed until productions can resume and may increase the variability in payments for content assets in future periods.
Net cash provided by (used in) investing activities increased $257 million for the three months ended June 30, 2023, primarily due to proceeds from maturities of short-term investments and there being no acquisitions in the three months ended June 30, 2023, as compared to acquisitions for an aggregate amount of $69 million in the three months ended June 30, 2022, partially offset by purchases of short-term investments.
Net cash provided by (used in) financing activities decreased $661 million for the three months ended June 30, 2023, primarily due to the repurchases of common stock for an aggregate amount of $645 million in the three months ended June 30, 2023, as compared to no repurchases of common stock in the three months ended June 30, 2022.
Free cash flow was $148 million lower than net income for the three months ended June 30, 2023, primarily due to $227 million of cash payments for content assets exceeding amortization expense and $28 million in other non-favorable working capital differences, partially offset by $78 million of non-cash stock-based compensation expense and $29 million of non-cash remeasurement loss on our euro-denominated debt.
Free cash flow was $1,428 million lower than net income for the three months ended June 30, 2022, primarily due to $1,234 million of cash payments for content assets exceeding amortization expense, $305 million of non-cash remeasurement gain on our euro-denominated debt and $39 million in other non-favorable working capital differences, partially offset by $150 million of non-cash stock-based compensation expense.

Six months ended June 30, 2023 as compared to the six months ended June 30, 2022

	Six Months Ended		Change
	June 30, 2023	June 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Net cash provided by operating activities	$3,618,972	$1,025,589	$2,593,383	253%
Net cash used in investing activities	(165,916)	(404,573)	(238,657)	(59)%
Net cash used in financing activities	(1,023,422)	(675,072)	348,350	52%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	3,618,972	1,025,589	2,593,383	253%
Purchases of property and equipment	(162,991)	(211,176)	(48,185)	(23)%
Free cash flow	$3,455,981	$814,413	$2,641,568	324%
Net cash provided by operating activities increased $2,593 million to $3,619 million for the six months ended June 30, 2023. The increase in net cash provided by operating activities was primarily driven by a decrease in payments for content assets, coupled with a $511 million or 3% increase in revenues. The payments for content assets decreased $1,977 million, from $8,427 million to $6,450 million, or 23%.

Net cash used in investing activities decreased $239 million for the six months ended June 30, 2023, primarily due to proceeds from the maturities of short-term investments and there being no acquisitions in the six months ended June 30, 2023, as compared to acquisitions for an aggregate amount of $193 million in the six months ended June 30, 2022, partially offset by purchases of short-term investments.

Net cash used in financing activities increased $348 million for the six months ended June 30, 2023, primarily due to repurchases of common stock for an aggregate amount of $1,045 million in the six months ended June 30, 2023, as compared to no repurchases of common stock in the six months ended June 30, 2022, partially offset by there being no repayment of debt in the six months ended June 30, 2023 as compared to the repayment upon maturity of the $700 million aggregate principal amount of our 5.500% Senior Notes in February 2022.

Free cash flow was $663 million higher than net income for the six months ended June 30, 2023 primarily due to $420 million of amortization expense exceeding cash payments for content assets, $177 million of non-cash stock-based compensation expense and $110 million of non-cash remeasurement loss on our euro-denominated debt, partially offset by $44 million in other non-favorable working capital differences.

Free cash flow was $2,224 million lower than net income for the six months ended June 30, 2022 primarily due to $1,999 million of cash payments for content assets exceeding amortization expense, $466 million of non-cash remeasurement gain on our euro-denominated debt and $29 million in other non-favorable working capital differences, partially offset by $270 million of non-cash stock-based compensation expense.

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
Interest Rate Risk
At June 30, 2023, our cash equivalents and short-term investments were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate.
As of June 30, 2023, we had $14.5 billion of debt, consisting of fixed rate unsecured debt in fourteen tranches due between 2024 and 2030. Refer to Note 6 Debt to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.
Foreign Currency Risk
Currencies denominated in other than the U.S. dollar account for 57% of revenue for the six months ended June 30, 2023. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Canadian dollar, the Mexican Peso, the Japanese yen, and the Australian dollar.
Accordingly, changes in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. In the six months ended June 30, 2023, our revenues would have been approximately $577 million higher had foreign currency exchange rates remained consistent with those in the same period of 2022.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the six months ended June 30, 2023, we recognized a $130 million foreign exchange loss primarily due to the non-cash remeasurement of our Senior Notes denominated in euros, coupled with the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the six months ended June 30, 2023 was an increase of $66 million.
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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stock repurchases during the three months ended June 30, 2023 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
April 1 - 30, 2023	—	$—	—	$4,000,000
May 1 - 31, 2023	1,417,075	$336.81	1,417,075	$3,522,717
June 1 - 30, 2023	432,249	$388.35	432,249	$3,354,855
Total	1,849,324		1,849,324

(1) In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date. For further information regarding stock repurchase activity, see Note 8 Stockholders’ Equity to the consolidated financial statements in this Quarterly Report.

(2) Average price paid per share includes costs associated with the repurchases.

Item 5.Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Ann Mather (1)	Director	Adoption	5/4/2023	2/28/2025	6,385
Ted Sarandos (2)	Co-CEO and Director	Adoption	5/5/2023	8/2/2024	55,386

(1) Ann Mather, a member of the Board of Directors, entered into a Rule 10b5-1 Plan on May 4, 2023. Ms. Mather's plan provides for the potential exercise of vested stock options and the associated sale of up to 6,385 shares of the Company’s common stock. The plan expires on February 28, 2025, or upon the earlier completion of all authorized transactions under the plan.

(2) Ted Sarandos, co-CEO and a member of the Board of Directors, entered into a Rule 10b5-1 Plan on May 5, 2023. Mr. Sarandos' plan provides for the potential exercise of vested stock options and the associated sale of up to 55,386 shares of the Company’s common stock. The plan expires on August 2, 2024, or upon the earlier completion of all authorized transactions under the plan.

None of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022

3.2	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	July 21, 2023	By:	/s/ Ted Sarandos
Ted Sarandos Co-Chief Executive Officer (Principal executive officer)

Dated:	July 21, 2023	By:	/s/ Greg Peters
Greg Peters Co-Chief Executive Officer (Principal executive officer)

Dated:	July 21, 2023	By:	/s/ Jeffrey Karbowski
Jeffrey Karbowski Chief Accounting Officer (Principal accounting officer)