Form 10-Q
period 2023-09-30
NETFLIX INC
filed 2023-10-20
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2023, there were 437,679,669 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues	$8,541,668	$7,925,589	$24,890,472	$23,763,497
Cost of revenues	4,930,788	4,788,665	14,407,883	13,764,125
Marketing	558,736	567,954	1,741,266	1,698,892
Technology and development	657,159	662,739	2,002,417	2,037,115
General and administrative	478,591	373,213	1,281,012	1,180,438
Operating income	1,916,394	1,533,018	5,457,894	5,082,927
Other income (expense):
Interest expense	(175,563)	(172,575)	(524,614)	(535,609)
Interest and other income	168,218	261,404	123,975	677,275
Income before income taxes	1,909,049	1,621,847	5,057,255	5,224,593
Provision for income taxes	(231,627)	(223,605)	(587,103)	(787,953)
Net income	$1,677,422	$1,398,242	$4,470,152	$4,436,640

Earnings per share:
Basic	$3.80	$3.14	$10.08	$9.98
Diluted	$3.73	$3.10	$9.90	$9.83
Weighted-average shares of common stock outstanding:
Basic	441,537	444,878	443,540	444,529
Diluted	450,011	450,344	451,319	451,168

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$1,677,422	$1,398,242	$4,470,152	$4,436,640
Other comprehensive income (loss):
Foreign currency translation adjustments	(94,157)	(103,167)	(16,117)	(207,148)
Cash flow hedges:
Net unrealized gains (losses), net of tax effect of $(23) million, $0, $(23) million, and $0, respectively	77,852	—	77,852	—
Total other comprehensive income (loss)	(16,305)	(103,167)	61,735	(207,148)
Comprehensive income	$1,661,117	$1,295,075	$4,531,887	$4,229,492

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income	$1,677,422	$1,398,242	$4,470,152	$4,436,640
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(2,883,839)	(4,582,671)	(9,025,512)	(12,853,846)
Change in content liabilities	(325,989)	60,867	(634,661)	(95,054)
Amortization of content assets	3,573,353	3,653,592	10,443,358	10,081,305
Depreciation and amortization of property, equipment and intangibles	90,660	85,188	270,380	243,295
Stock-based compensation expense	79,720	152,062	256,849	421,663
Foreign currency remeasurement gain on debt	(172,678)	(348,458)	(63,075)	(814,792)
Other non-cash items	115,688	102,513	357,179	409,855
Deferred income taxes	(86,277)	(57,797)	(288,231)	(242,523)
Changes in operating assets and liabilities:
Other current assets	103,766	(120,071)	(167,805)	44,485
Accounts payable	(68,390)	53,875	(119,726)	(283,617)
Accrued expenses and other liabilities	(65,029)	212,072	298,101	324,116
Deferred revenue	(5,733)	(48,420)	41,524	(42,053)
Other non-current assets and liabilities	(40,359)	(4,184)	(227,246)	(47,075)
Net cash provided by operating activities	1,992,315	556,810	5,611,287	1,582,399
Cash flows from investing activities:
Purchases of property and equipment	(103,929)	(84,960)	(266,920)	(296,136)
Acquisitions	—	—	—	(193,397)
Purchases of short-term investments	—	—	(504,862)	—
Proceeds from maturities of short-term investments	400,000	—	901,937	—
Net cash provided by (used in) investing activities	296,071	(84,960)	130,155	(489,533)
Cash flows from financing activities:
Repayments of debt	—	—	—	(700,000)
Proceeds from issuance of common stock	57,818	4,113	118,563	29,041
Repurchases of common stock	(2,500,100)	—	(3,545,347)	—
Other financing activities	(32,826)	—	(71,746)	—
Net cash provided by (used in) financing activities	(2,475,108)	4,113	(3,498,530)	(670,959)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(122,707)	(180,058)	(56,658)	(336,704)
Net increase (decrease) in cash, cash equivalents and restricted cash	(309,429)	295,905	2,186,254	85,203
Cash, cash equivalents and restricted cash at beginning of period	7,666,265	5,844,409	5,170,582	6,055,111
Cash, cash equivalents and restricted cash at end of period	$7,356,836	$6,140,314	$7,356,836	$6,140,314
See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,353,245	$5,147,176
Short-term investments	514,201	911,276
Other current assets	2,912,028	3,208,021
Total current assets	10,779,474	9,266,473
Content assets, net	31,749,861	32,736,713
Property and equipment, net	1,498,391	1,398,257
Other non-current assets	5,474,060	5,193,325
Total assets	$49,501,786	$48,594,768
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,259,582	$4,480,150
Accounts payable	534,429	671,513
Accrued expenses and other liabilities	1,838,908	1,514,650
Deferred revenue	1,306,185	1,264,661
Short-term debt	399,614	—
Total current liabilities	8,338,718	7,930,974
Non-current content liabilities	2,668,472	3,081,277
Long-term debt	13,900,754	14,353,076
Other non-current liabilities	2,486,215	2,452,040
Total liabilities	27,394,159	27,817,367
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at September 30, 2023 and December 31, 2022; 437,679,669 and 445,346,776 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	5,011,427	4,637,601
Treasury stock at cost (10,600,660 and 1,564,478 shares at September 30, 2023 and December 31, 2022, respectively)	(4,399,677)	(824,190)
Accumulated other comprehensive loss	(155,571)	(217,306)
Retained earnings	21,651,448	17,181,296
Total stockholders’ equity	22,107,627	20,777,401
Total liabilities and stockholders’ equity	$49,501,786	$48,594,768

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Total stockholders' equity, beginning balances	$22,832,215	$19,075,974	$20,777,401	$15,849,248

Common stock and additional paid-in capital:
Beginning balances	$4,874,208	$4,316,870	$4,637,601	$4,024,561
Issuance of common stock upon exercise of options	57,499	5,030	116,977	27,738
Stock-based compensation expense	79,720	152,062	256,849	421,663
Ending balances	$5,011,427	$4,473,962	$5,011,427	$4,473,962

Treasury stock:
Beginning balances	$(1,876,753)	$(824,190)	$(824,190)	$(824,190)
Repurchases of common stock to be held as treasury stock	(2,522,924)	—	(3,575,487)	—
Ending balances	$(4,399,677)	$(824,190)	$(4,399,677)	$(824,190)

Accumulated other comprehensive loss:
Beginning balances	$(139,266)	$(144,476)	$(217,306)	$(40,495)
Other comprehensive income (loss)	(16,305)	(103,167)	61,735	(207,148)
Ending balances	$(155,571)	$(247,643)	$(155,571)	$(247,643)

Retained earnings:
Beginning balances	$19,974,026	$15,727,770	$17,181,296	$12,689,372
Net income	1,677,422	1,398,242	4,470,152	4,436,640
Ending balances	$21,651,448	$17,126,012	$21,651,448	$17,126,012

Total stockholders' equity, ending balances	$22,107,627	$20,528,141	$22,107,627	$20,528,141

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
The following is provided to update the Company’s significant accounting policies previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Derivative Financial Instruments

The Company uses derivative instruments to manage foreign exchange risk related to its ongoing business operations with the primary objective of reducing operating income and cash flow volatility associated with fluctuations in foreign exchange rates.
The Company enters into forward contracts to manage the foreign exchange risk on forecasted revenue transactions denominated in currencies other than the U.S. dollar, as well as the foreign exchange risk on forecasted transactions and firm commitments related to the licensing and production of foreign currency-denominated content assets. These forward contracts are designated as cash flow hedges of foreign currency firm commitments and forecasted transactions and generally have maturities of 24 months or less. The hedging contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange movements, and the Company may choose not to hedge certain exposures.
The Company recognizes derivative instruments at fair value as either assets (presented in “Other current assets” and “Other non-current assets”) or liabilities (presented in “Accrued expenses and other liabilities'' and “Other non-current liabilities”) on the Company’s Consolidated Balance Sheets. The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy.
The gain or loss on derivative instruments designated as cash flow hedges of forecasted foreign currency revenue is initially reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. The gain or loss on derivative instruments designated as cash flow hedges of firmly committed or forecasted transactions related to the licensing and production of content assets is initially reported as a component of AOCI and reclassified into “Cost of Revenues” on the Consolidated Statements of Operations in the same period the hedged transaction affects earnings, which occurs as the underlying hedged content assets are amortized. Cash flows from hedging activities are classified in the same category as the cash flows for the underlying item being hedged within "Net cash provided by (used in) operating activities" on the Consolidated Statements of Cash Flows.
In the event that the likelihood of occurrence of the underlying forecasted transactions is determined to be probable not to occur, the gains or losses on the related cash flow hedges are reclassified from AOCI to “Interest and other income (expense)” in the Consolidated Statements of Operations in the period of dedesignation.
See Note 7 Derivative Financial Instruments to the consolidated financial statements for further information regarding the Company’s derivative financial instruments.

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
The Company also earns revenue from advertisements presented on its streaming service, consumer products and various other sources. Revenues earned from sources other than monthly membership fees were not material for the three and nine months ended September 30, 2023 and September 30, 2022.
The following tables summarize revenues, paid net membership additions (losses), and ending paid memberships by region for the three and nine months ended September 30, 2023 and September 30, 2022, respectively:

United States and Canada (UCAN)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Revenues	$3,735,133	$3,601,565	$10,943,226	$10,489,852
Paid net membership additions (losses)	1,750	104	3,025	(1,828)
Paid memberships at end of period (1)	77,321	73,387	77,321	73,387

Europe, Middle East, and Africa (EMEA)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Revenues	$2,693,146	$2,375,814	$7,772,957	$7,394,880
Paid net membership additions (losses)	3,953	568	7,031	(502)
Paid memberships at end of period (1)	83,760	73,534	83,760	73,534

Latin America (LATAM)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Revenues	$1,142,811	$1,023,945	$3,290,438	$3,053,127
Paid net membership additions (losses)	1,179	312	1,946	(25)
Paid memberships at end of period (1)	43,645	39,936	43,645	39,936

Asia-Pacific (APAC)

	As of/ Three Months Ended		As of/ Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Revenues	$948,216	$889,037	$2,801,012	$2,713,510
Paid net membership additions (losses)	1,881	1,429	4,404	3,596
Paid memberships at end of period (1)	42,427	36,228	42,427	36,228

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

Total U.S. revenues, inclusive of DVD revenues not reported in the tables above, were $3.5 billion and $10.1 billion, respectively, for the three and nine months ended September 30, 2023 and $3.3 billion and $9.7 billion, respectively, for the three and nine months ended September 30, 2022. DVD revenues were $22 million and $83 million, respectively, for the three and nine months ended September 30, 2023 and $35 million and $112 million, respectively, for the three and nine months ended September 30, 2022.
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of September 30, 2023, total deferred revenue was $1,306 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $42 million increase in deferred revenue as compared to the balance of $1,265 million as of December 31, 2022 is a result of the increase in membership fees billed due to increased memberships.

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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands, except per share data)
Basic earnings per share:
Net income	$1,677,422	$1,398,242	$4,470,152	$4,436,640
Shares used in computation:
Weighted-average shares of common stock outstanding	441,537	444,878	443,540	444,529
Basic earnings per share	$3.80	$3.14	$10.08	$9.98

Diluted earnings per share:
Net income	$1,677,422	$1,398,242	$4,470,152	$4,436,640
Shares used in computation:
Weighted-average shares of common stock outstanding	441,537	444,878	443,540	444,529
Employee stock options	8,474	5,466	7,779	6,639
Weighted-average number of shares	450,011	450,344	451,319	451,168
Diluted earnings per share	$3.73	$3.10	$9.90	$9.83

Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential shares of common stock excluded from the diluted calculation:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Employee stock options	3,147	8,536	4,447	6,487

4. Cash, Cash Equivalents, Restricted Cash, and Short-term Investments
The Company’s investment policy is consistent with the definition of available-for-sale securities. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price. The following tables summarize the Company's cash, cash equivalents, restricted cash and short-term investments as of September 30, 2023 and December 31, 2022:

	As of September 30, 2023
	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$5,241,192	$—	$1,933	$1,604	$5,244,729
Level 1 securities:
Money market funds	1,592,131	—	—	54	1,592,185
Level 2 securities:
Time Deposits (1)	519,922	514,201	—	—	1,034,123

	$7,353,245	$514,201	$1,933	$1,658	$7,871,037

	As of December 31, 2022
	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,071,584	$—	$3,410	$19,874	$4,094,868
Level 1 securities:
Money market funds	569,826	—	—	122	569,948
Level 2 securities:
Time Deposits (1)	505,766	911,276	—	—	1,417,042

	$5,147,176	$911,276	$3,410	$19,996	$6,081,858
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
There were no material gross realized gains or losses in the three and nine months ended September 30, 2023 and 2022, respectively.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Licensed content, net	$12,459,413	$12,732,549

Produced content, net
Released, less amortization	9,433,878	9,110,518
In production	9,052,140	10,255,940
In development and pre-production	804,430	637,706
	19,290,448	20,004,164

Content assets, net	$31,749,861	$32,736,713

As of September 30, 2023, approximately $5,575 million, $2,812 million, and $1,888 million of the $12,459 million unamortized cost of the licensed content is expected to be amortized in each of the next three years.  As of September 30, 2023, approximately $3,594 million, $2,493 million, and $1,744 million of the $9,434 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of September 30, 2023, the amount of accrued participations and residuals was not material.
The following tables represent the amortization of content assets:

	Three Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Licensed content	$1,777,701	$1,967,720
Produced content	1,795,652	1,685,872
Total	$3,573,353	$3,653,592

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Licensed content	$5,280,700	$5,751,940
Produced content	5,162,658	4,329,365
Total	$10,443,358	$10,081,305

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	September 30, 2023	December 31, 2022	Estimated Useful Lives
	(in thousands)
Land	$86,662	$85,005
Buildings	104,593	52,106	30 years
Leasehold improvements	1,053,681	1,040,570	Over life of lease
Furniture and fixtures	155,184	153,682	3 years
Information technology	462,303	442,681	3 years
Corporate aircraft	133,998	115,578	8-10 years
Machinery and equipment	27,362	26,821	3-5 years
Capital work-in-progress	377,299	235,555
Property and equipment, gross	2,401,082	2,151,998
Less: Accumulated depreciation	(902,691)	(753,741)
Property and equipment, net	$1,498,391	$1,398,257

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Cash paid for operating lease liabilities	$110,959	$105,848
Right-of-use assets obtained in exchange for new operating lease obligations	49,238	2,938

	Nine Months Ended
	September 30, 2023	September 30, 2022
	(in thousands)
Cash paid for operating lease liabilities	$339,126	$308,747
Right-of-use assets obtained in exchange for new operating lease obligations	161,704	183,540

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Operating lease right-of-use assets, net	$2,124,501	$2,227,122

Current operating lease liabilities	377,400	355,985
Non-current operating lease liabilities	2,086,480	2,222,503
Total operating lease liabilities	$2,463,880	$2,578,488

Other Current Assets
Other current assets consisted of the following:

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Trade receivables	$1,139,974	$988,898
Prepaid expenses	482,375	392,735
Other	1,289,679	1,826,388
Total other current assets	$2,912,028	$3,208,021
The decrease in Other was primarily driven by receipt of amounts due under a modified content licensing arrangement.

6. Debt
As of September 30, 2023, the Company had aggregate outstanding notes of $14,300 million, net of $68 million of issuance costs, with varying maturities (the "Notes"). Of the outstanding balance, $400 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2022, the Company had aggregate outstanding notes of $14,353 million, net of $79 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain totaling $173 million and $63 million, respectively, for the three and nine months ended September 30, 2023).
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of September 30, 2023 and December 31, 2022:

	Principal Amount at Par				Level 2 Fair Value as of
	September 30, 2023	December 31, 2022	Issuance Date	Maturity	September 30, 2023	December 31, 2022
	(in millions)				(in millions)
5.750% Senior Notes	$400	$400	February 2014	March 2024	$400	$404
5.875% Senior Notes	800	800	February 2015	February 2025	799	811
3.000% Senior Notes (1)	497	503	April 2020	June 2025	489	495
3.625% Senior Notes	500	500	April 2020	June 2025	482	479
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	965	980
3.625% Senior Notes (1)	1,375	1,391	May 2017	May 2027	1,347	1,338
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,552	1,557
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,919	1,930
4.625% Senior Notes (1)	1,163	1,177	October 2018	May 2029	1,175	1,151
6.375% Senior Notes	800	800	October 2018	May 2029	827	830
3.875% Senior Notes (1)	1,269	1,284	April 2019	November 2029	1,233	1,201
5.375% Senior Notes	900	900	April 2019	November 2029	879	885
3.625% Senior Notes (1)	1,164	1,177	October 2019	June 2030	1,106	1,078
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	946	944
	$14,368	$14,432			$14,119	$14,083
(1) The following Senior Notes have a principal amount denominated in euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all related covenants.
Revolving Credit Facility
On March 6, 2023, the Company amended its $1 billion unsecured revolving credit facility ("Revolving Credit Agreement") to replace the London interbank offered rate to a variable secured overnight financing rate (the “Term SOFR Rate”) as the rate to which interest payments are indexed, among other things. The Revolving Credit Agreement matures on June 17, 2026. Revolving loans may be borrowed, repaid and reborrowed until June 17, 2026, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of September 30, 2023, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of September 30, 2023 and December 31, 2022, the Company was in compliance with all related covenants.

7. Derivative Financial Instruments
In the third quarter of 2023, the Company began using derivative financial instruments to manage foreign exchange risk related to its ongoing business operations with the primary objective of reducing operating income and cash flow volatility associated with fluctuations in foreign exchange rates. The Company did not use any derivative instruments prior to the third quarter of 2023.

Notional Amount of Derivative Contracts
The net notional amounts of the Company’s outstanding derivative instruments were as follows:

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$3,571,367	$—
Total	$3,571,367	$—
Fair Value of Derivative Contracts
The fair value of the Company’s outstanding derivative instruments were as follows:

	As of September 30, 2023
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$74,541	$35,182	$6,525	$2,029
Total	$74,541	$35,182	$6,525	$2,029
The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate yield curves, and forward and spot prices for currencies.
As of September 30, 2023, the pre-tax net accumulated gain on our foreign currency cash flow hedges included in AOCI on the Consolidated Balance Sheets expected to be recognized in earnings within the next 12 months is $74 million.
Master Netting Agreements
In order to mitigate counterparty credit risk, the Company enters into master netting agreements with its counterparties for its foreign currency exchange contracts which permit the parties to settle amounts on a net basis under certain conditions. The Company has elected to present its derivative assets and liabilities on a gross basis on its Consolidated Balance Sheets.
The Company also enters into collateral security arrangements with its counterparties that require the parties to post cash collateral when certain contractual thresholds are met. No cash collateral was received or posted by the Company as of September 30, 2023.
The potential offsetting effect to the Company’s derivative assets and liabilities under its master netting agreements and collateral security agreements were as follows:

	As of September 30, 2023
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$109,723	$—	$109,723	$(8,463)	$—	$101,260
Derivative liabilities	8,554	—	8,554	(8,463)	—	91

Effect of Derivative Instruments on Consolidated Financial Statements
The pre-tax gains (losses) on the Company’s cash flow hedges recognized in AOCI were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Cash flow hedges:
Foreign exchange contracts (1)
Amount included in the assessment of effectiveness	$101,169	$—	$101,169	$—
Total	$101,169	$—	$101,169	$—
(1) No amounts were excluded from the assessment of effectiveness.
No gains or losses on derivative instruments were reclassified from AOCI into the Consolidated Statements of Operations in the three and nine months ended September 30, 2023.

8. Commitments and Contingencies

Content
As of September 30, 2023, the Company had $19.7 billion of obligations comprised of $4.3 billion included in "Current content liabilities" and $2.7 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $12.7 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
As of December 31, 2022, the Company had $21.8 billion of obligations comprised of $4.5 billion included in "Current content liabilities" and $3.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $14.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
Less than one year	$9,512,081	$10,038,483
Due after one year and through three years	8,470,469	9,425,551
Due after three years and through five years	1,449,676	2,124,307
Due after five years	217,823	243,606
Total content obligations	$19,650,049	$21,831,947
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

9. Stockholders’ Equity
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
A summary of the activities related to the Company’s stock option plans is as follows:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2022	16,454,103	19,896,861	$242.22
Granted	(1,372,702)	1,372,702	360.44
Exercised	—	(1,369,075)	85.43
Expired	—	(3,314)	32.04
Balances as of September 30, 2023	15,081,401	19,897,174	$261.20	5.41	$2,780,062
Vested and expected to vest as of September 30, 2023		19,897,174	$261.20	5.41	$2,780,062
Exercisable as of September 30, 2023		19,709,179	$260.11	5.37	$2,775,752

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of the third quarter of 2023. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands)
Total intrinsic value of options exercised	$160,031	$65,087	$414,132	$262,879
Cash received from options exercised	57,818	4,113	118,563	29,041

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

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Dividend yield	—%	—%	—%	—%
Expected volatility	40%	50%	40% - 46%	38% - 50%
Risk-free interest rate	3.95%	2.98%	3.57% - 3.95%	1.71% - 2.98%
Suboptimal exercise factor	4.27	4.73	4.22 - 4.27	4.71 - 4.73
Weighted-average fair value (per share)	$244	$127	$205	$150
Total stock-based compensation expense (in thousands)	$79,720	$152,062	$256,849	$421,663
Total income tax impact on provision (in thousands)	$17,452	$33,724	$56,311	$93,472
Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date, and in September 2023, the Board of Directors increased the share repurchase authorization by an additional $10 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three and nine months ended September 30, 2023, the Company repurchased 5,964,802 and 9,036,182 shares, respectively, for an aggregate amount of $2,500 million and $3,545 million, respectively. As of September 30, 2023, $10.9 billion remain available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of September 30, 2023, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax:

	Foreign Currency Translation Adjustments	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(in thousands)
Balances as of December 31, 2022	$(217,306)	$—	$(217,306)
Other comprehensive income (loss) before reclassifications	(16,117)	77,852	61,735
Balances as of September 30, 2023	$(233,423)	$77,852	$(155,571)

	Foreign Currency Translation Adjustments	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(in thousands)
Balances as of December 31, 2021	$(40,495)	$—	$(40,495)
Other comprehensive income (loss) before reclassifications	(207,148)	—	(207,148)
Balances as of September 30, 2022	$(247,643)	$—	$(247,643)

10. Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
	(in thousands, except percentages)
Provision for income taxes	$231,627	$223,605	$587,103	$787,953
Effective tax rate	12%	14%	12%	15%
The effective tax rates for the three and nine months ended September 30, 2023 and 2022, differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act, research and development credits, and the recognition of excess tax benefits of stock-based compensation.
The decrease in the effective tax rates for the three and nine months ended September 30, 2023, as compared to the same period in 2022 was primarily due to the impact of foreign taxes and the recognition of excess tax benefits of stock-based compensation. For the three and nine months ended September 30, 2023, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $28 million and $80 million, compared to the three and nine months ended September 30, 2022 of $14 million and $57 million.
Gross unrecognized tax benefits were $213 million and $227 million as of September 30, 2023 and December 31, 2022, respectively. The gross unrecognized tax benefits as of September 30, 2023, if recognized by the Company, will result in a reduction of approximately $134 million to the provision for income taxes thereby favorably impacting the Company’s effective tax rate.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for the years 2016 through 2018 and is subject to examination for 2019 through 2022. The foreign and state tax returns for the years 2016 through 2022 are subject to examination by various states and foreign jurisdictions. While the Company is in various stages of inquiries and examinations by federal, state and foreign taxing authorities, we believe that our tax positions will more likely than not be sustained. Nonetheless, it is possible that future obligations related to these matters could arise.
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
Total U.S. revenues were $3.5 billion and $10.1 billion, respectively, for the three and nine months ended September 30, 2023, and $3.3 billion and $9.7 billion, respectively, for the three and nine months ended September 30, 2022. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, were located as follows:

	As of
	September 30, 2023	December 31, 2022
	(in thousands)
United States	$2,799,543	$2,745,071
International	823,349	880,308

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

Overview
We are one of the world’s leading entertainment services with over 247 million paid memberships in over 190 countries enjoying TV series, films and games across a wide variety of genres and languages. Members can play, pause and resume watching as much as they want, anytime, anywhere, and can change their plans at any time.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/ Three Months Ended		Change
	September 30, 2023	September 30, 2022	Q3'23 vs. Q3'22
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$8,519,306	$7,890,361	$628,945	8%
DVD revenues (1)	22,362	35,228	(12,866)	(37)%
Total revenues	$8,541,668	$7,925,589	$616,079	8%

Operating income	$1,916,394	$1,533,018	$383,376	25%
Operating margin	22%	19%	3%

Global Streaming Memberships:
Paid net membership additions	8,763	2,413	6,350	263%
Paid memberships at end of period	247,153	223,085	24,068	11%
Average paying memberships	242,772	221,879	20,893	9%
Average monthly revenue per paying membership	$11.70	$11.85	$(0.15)	(1)%

(1) In April 2023, we announced our plans to discontinue our DVD-by-mail service, and we ceased providing our mailing services to customers on September 29, 2023. The discontinuance of our DVD business had an immaterial impact on our operations and financial results.
Consolidated revenues for the three months ended September 30, 2023 increased 8% as compared to the three months ended September 30, 2022. Operating margin for the three months ended September 30, 2023 increased three percentage points, primarily due to revenues growing at a faster rate as compared to the growth in cost of revenues and decreased marketing and technology and development expenses, partially offset by higher growth in general and administrative expenses as compared to the growth in revenues.

Streaming Revenues
We primarily derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of September 30, 2023, pricing on our paid plans ranged from the U.S. dollar equivalent of $1 to $28 per month, and pricing on our extra member sub accounts ranged from the U.S. dollar equivalent of $2 to $8 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

	Three Months Ended		Change
	September 30, 2023	September 30, 2022	Q3'23 vs. Q3'22
	(in thousands, except percentages)
Streaming revenues	$8,519,306	$7,890,361	$628,945	8%
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Streaming revenues	$24,807,633	$23,651,369	$1,156,264	5%

Streaming revenues for the three months ended September 30, 2023 increased 8% as compared to the three months ended September 30, 2022, primarily due to the 9% growth in average paying memberships, partially offset by a 1% decrease in average monthly revenue per paying membership. The decrease in average monthly revenue per paying membership was primarily due to higher membership growth in regions with lower average monthly revenue per paying membership, changes in plan mix, and limited price increases. Streaming revenues for the nine months ended September 30, 2023 increased 5% as compared to the nine months ended September 30, 2022, primarily due to the 7% growth in average paying memberships, partially offset by a 2% decrease in average monthly revenue per paying membership. The decrease in average monthly revenue per paying membership was primarily due to higher membership growth in regions with lower average monthly revenue per paying membership and changes in plan mix. Additionally, streaming revenues for the nine months ended September 30, 2023 were further impacted by unfavorable fluctuations in foreign exchange rates. We also earn revenue from advertisements presented on our streaming service, consumer products and various other sources. Revenues earned from sources other than monthly membership fees were not material for the three and nine months ended September 30, 2023 and September 30, 2022.
The following tables summarize streaming revenue and other streaming membership information by region for the three and nine months ended September 30, 2023 and 2022.

United States and Canada (UCAN)
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

	As of/ Three Months Ended		Change
	September 30, 2023	September 30, 2022	Q3'23 vs. Q3'22
	(in thousands, except revenue per membership and percentages)
Revenues	$3,735,133	$3,601,565	$133,568	4%
Paid net membership additions (losses)	1,750	104	1,646	1,583%
Paid memberships at end of period	77,321	73,387	3,934	5%
Average paying memberships	76,446	73,335	3,111	4%
Average monthly revenue per paying membership	$16.29	$16.37	$(0.08)	—%
Constant currency change (1)				—%
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

	As of/ Nine Months Ended		Change
	September 30, 2023	September 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except revenue per membership and percentages)
Revenues	$10,943,226	$10,489,852	$453,374	4%
Paid net membership additions (losses)	3,025	(1,828)	4,853	265%
Paid memberships at end of period	77,321	73,387	3,934	5%
Average paying memberships	75,259	74,054	1,205	2%
Average monthly revenue per paying membership	$16.16	$15.74	$0.42	3%
Constant currency change (1)				3%

Europe, Middle East, and Africa (EMEA)
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

	As of/ Three Months Ended		Change
	September 30, 2023	September 30, 2022	Q3'23 vs. Q3'22
	(in thousands, except revenue per membership and percentages)
Revenues	$2,693,146	$2,375,814	$317,332	13%
Paid net membership additions (losses)	3,953	568	3,385	596%
Paid memberships at end of period	83,760	73,534	10,226	14%
Average paying memberships	81,784	73,250	8,534	12%
Average monthly revenue per paying membership	$10.98	$10.81	$0.17	2%
Constant currency change (1)				(2)%
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

	As of/ Nine Months Ended		Change
	September 30, 2023	September 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except revenue per membership and percentages)
Revenues	$7,772,957	$7,394,880	$378,077	5%
Paid net membership additions (losses)	7,031	(502)	7,533	1,501%
Paid memberships at end of period	83,760	73,534	10,226	14%
Average paying memberships	79,142	73,495	5,647	8%
Average monthly revenue per paying membership	$10.91	$11.18	$(0.27)	(2)%
Constant currency change (1)				(1)%

Latin America (LATAM)
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

	As of/ Three Months Ended		Change
	September 30, 2023	September 30, 2022	Q3'23 vs. Q3'22
	(in thousands, except revenue per membership and percentages)
Revenues	$1,142,811	$1,023,945	$118,866	12%
Paid net membership additions (losses)	1,179	312	867	278%
Paid memberships at end of period	43,645	39,936	3,709	9%
Average paying memberships	43,056	39,780	3,276	8%
Average monthly revenue per paying membership	$8.85	$8.58	$0.27	3%
Constant currency change (1)				8%
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

	As of/ Nine Months Ended		Change
	September 30, 2023	September 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except revenue per membership and percentages)
Revenues	$3,290,438	$3,053,127	$237,311	8%
Paid net membership additions (losses)	1,946	(25)	1,971	7,884%
Paid memberships at end of period	43,645	39,936	3,709	9%
Average paying memberships	42,129	39,728	2,401	6%
Average monthly revenue per paying membership	$8.68	$8.54	$0.14	2%
Constant currency change (1)				8%

Asia-Pacific (APAC)
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

	As of/ Three Months Ended		Change
	September 30, 2023	September 30, 2022	Q3'23 vs. Q3'22
	(in thousands, except revenue per membership and percentages)
Revenues	$948,216	$889,037	$59,179	7%
Paid net membership additions (losses)	1,881	1,429	452	32%
Paid memberships at end of period	42,427	36,228	6,199	17%
Average paying memberships	41,487	35,514	5,973	17%
Average monthly revenue per paying membership	$7.62	$8.34	$(0.72)	(9)%
Constant currency change (1)				(6)%
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

	As of/ Nine Months Ended		Change
	September 30, 2023	September 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except revenue per membership and percentages)
Revenues	$2,801,012	$2,713,510	$87,502	3%
Paid net membership additions (losses)	4,404	3,596	808	22%
Paid memberships at end of period	42,427	36,228	6,199	17%
Average paying memberships	40,083	34,316	5,767	17%
Average monthly revenue per paying membership	$7.76	$8.79	$(1.03)	(12)%
Constant currency change (1)				(6)%
(1) We believe constant currency information is useful in analyzing the underlying trends in average monthly revenue per paying membership. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the three and nine months ended September 30, 2023, our revenues would have been approximately $9 million lower and $568 million higher, respectively, had foreign currency exchange rates remained constant with those for the three and nine months ended September 30, 2022.
Cost of Revenues
Amortization of content assets makes up the majority of cost of revenues. Expenses associated with the acquisition, licensing and production of content (such as payroll, stock-based compensation, facilities, and other related personnel expenses, costs associated with obtaining rights to music included in our content, overall deals with talent, miscellaneous production related costs and participations and residuals), streaming delivery costs and other operations costs make up the remainder of cost of revenues. We have built our own global content delivery network (“Open Connect”) to help us efficiently stream a high volume of content to our members over the internet. Delivery expenses, therefore, include equipment costs related to Open Connect, payroll and related personnel expenses and all third-party costs, such as cloud computing costs, associated with delivering content over the internet. Other operations costs include customer service and payment processing fees, including those we pay to our integrated payment partners, as well as other costs incurred in making our content available to members.
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

	Three Months Ended		Change
	September 30, 2023	September 30, 2022	Q3'23 vs. Q3'22
	(in thousands, except percentages)
Cost of revenues	$4,930,788	$4,788,665	$142,123	3%
As a percentage of revenues	58%	60%
The increase in cost of revenues for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 is primarily due to a $222 million increase in other content expenses, partially offset by an $80 million decrease in content amortization due to the timing of content releases.

Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Cost of revenues	$14,407,883	$13,764,125	$643,758	5%
As a percentage of revenues	58%	58%
The increase in cost of revenues for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily due to a $362 million increase in content amortization relating to our existing and new content, including more exclusive and original programming. Other costs of revenues increased $282 million primarily due to an increase in other content expenses.
Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to our marketing and advertising sales partners, including consumer electronics (“CE”) manufacturers, multichannel video programming distributors (“MVPDs”), mobile operators, and internet service providers (“ISPs”). Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll, stock-based compensation, facilities, and other related expenses for personnel that support marketing activities.
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

	Three Months Ended		Change
	September 30, 2023	September 30, 2022	Q3'23 vs. Q3'22
	(in thousands, except percentages)
Marketing	$558,736	$567,954	$(9,218)	(2)%
As a percentage of revenues	7%	7%
The decrease in marketing expenses was primarily due to a $37 million decrease in advertising expenses and an $8 million decrease in payments to our marketing partners, partially offset by a $36 million increase in personnel-related costs.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Marketing	$1,741,266	$1,698,892	$42,374	2%
As a percentage of revenues	7%	7%
The increase in marketing expenses was primarily due to a $70 million increase in advertising expenses, partially offset by a $28 million decrease in payments to our marketing partners.

Technology and Development
Technology and development expenses consist primarily of payroll, stock-based compensation, facilities, and other related expenses for technology personnel responsible for making improvements to our service offerings, including testing, maintaining and modifying our user interface, our recommendations, merchandising and infrastructure. Technology and development expenses also include costs associated with general use computer hardware and software.
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

	Three Months Ended		Change
	September 30, 2023	September 30, 2022	Q3'23 vs. Q3'22
	(in thousands, except percentages)
Technology and development	$657,159	$662,739	$(5,580)	(1)%
As a percentage of revenues	8%	8%
Technology and development expenses for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 remained relatively flat.
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Technology and development	$2,002,417	$2,037,115	$(34,698)	(2)%
As a percentage of revenues	8%	9%
The decrease in technology and development expenses was primarily due to a $50 million decrease in personnel-related costs, partially offset by an increase in expenses related to continued improvements in our streaming service.
General and Administrative
General and administrative expenses consist primarily of payroll, stock-based compensation, facilities, and other related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

	Three Months Ended		Change
	September 30, 2023	September 30, 2022	Q3'23 vs. Q3'22
	(in thousands, except percentages)
General and administrative	$478,591	$373,213	$105,378	28%
As a percentage of revenues	6%	5%
The increase in general and administrative expenses was primarily due to a $52 million increase in personnel-related costs and a $40 million increase in third-party expenses.

Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
General and administrative	$1,281,012	$1,180,438	$100,574	9%
As a percentage of revenues	5%	5%
The increase in general and administrative expenses was primarily due to a $59 million increase in personnel-related costs and a $53 million increase in third-party expenses.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

	Three Months Ended		Change
	September 30, 2023	September 30, 2022	Q3'23 vs. Q3'22
	(in thousands, except percentages)
Interest expense	$175,563	$172,575	$2,988	2%
As a percentage of revenues	2%	2%
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Interest expense	$524,614	$535,609	$(10,995)	(2)%
As a percentage of revenues	2%	2%
Interest expense primarily consists of interest on our Notes of $175 million and $524 million for the three and nine months ended September 30, 2023. Interest expense for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 remained relatively flat. The decrease in interest expense for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was due to the lower average aggregate principal of interest bearing notes outstanding.
Interest and Other Income
Interest and other income consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

	Three Months Ended		Change
	September 30, 2023	September 30, 2022	Q3'23 vs. Q3'22
	(in thousands, except percentages)
Interest and other income	$168,218	$261,404	$(93,186)	(36)%
As a percentage of revenues	2%	3%
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Interest and other income	$123,975	$677,275	$(553,300)	(82)%
As a percentage of revenues	—%	3%
Interest and other income decreased in the three and nine months ended September 30, 2023 primarily due to foreign exchange gains of $89 million and foreign exchange losses of $41 million, respectively, compared to gains of $249 million and $680 million, respectively, for the corresponding periods in 2022. In the three months ended September 30, 2023, the foreign exchange gains were primarily driven by the non-cash gains of $173 million from the remeasurement of our €5,170 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the nine months ended September 30, 2023, the foreign exchange losses were primarily driven by the remeasurement of cash and content liability positions in currencies other than the functional currencies, partially offset by the non-cash gains of $63 million from the remeasurement of our €5,170 million Senior Notes. In the three and nine months ended September 30, 2022, the foreign exchange gains were primarily driven by the non-cash gains of $348 million and $815 million, respectively, from the remeasurement of our €5,170 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. The change in foreign currency gains and losses was partially offset by higher interest income earned in the three and nine months ended September 30, 2023 as compared to the corresponding periods in 2022.
Provision for Income Taxes
Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

	Three Months Ended		Change
	September 30, 2023	September 30, 2022	Q3'23 vs. Q3'22
	(in thousands, except percentages)
Provision for income taxes	$231,627	$223,605	$8,022	4%
Effective tax rate	12%	14%
Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Provision for income taxes	$587,103	$787,953	$(200,850)	(25)%
Effective tax rate	12%	15%
The effective tax rates for the three and nine months ended September 30, 2023 differed from the Federal statutory rate primarily due to the impact of international provisions of the Tax Cuts and Jobs Act, research and development credits, and the recognition of excess tax benefits of stock-based compensation.
The decrease in the effective tax rates for the three and nine months ended September 30, 2023, as compared to the same period in 2022 was primarily due to the impact of foreign taxes and the recognition of excess tax benefits of stock-based compensation.
Liquidity and Capital Resources

	As of		Change
	September 30, 2023	December 31, 2022	September 30, 2023 vs. December 31, 2022
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$7,871,037	$6,081,858	$1,789,179	29%
Short-term and long-term debt	14,300,368	14,353,076	(52,708)	—%

Cash, cash equivalents, restricted cash and short-term investments increased $1,789 million in the nine months ended September 30, 2023 primarily due to cash provided by operations, partially offset by the repurchase of stock.
Debt, net of debt issuance costs, decreased $53 million primarily due to the remeasurement of our euro-denominated notes. The amount of principal and interest on our outstanding notes due in the next twelve months is $1,068 million. As of September 30, 2023, no amounts had been borrowed under the $1 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date, and in September 2023, the Board of Directors increased the share repurchase authorization by an additional $10 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. During the nine months ended September 30, 2023, the Company repurchased 9,036,182 shares of common stock for an aggregate amount of $3,545 million. As of September 30, 2023, $10.9 billion remains available for repurchases.
Our primary uses of cash include the acquisition, licensing and production of content, marketing programs, streaming delivery and personnel-related costs, as well as strategic acquisitions and investments. Cash payment terms for non-original content have historically been in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to continue to significantly invest in global content, particularly in original content, which will impact our liquidity. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for the next twelve months and beyond.
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of September 30, 2023, the expected timing of those payments are as follows:

	Payments due by Period
Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$19,650,049	$9,512,081	$10,137,968
Debt (2)	17,781,751	1,068,072	16,713,679
Operating lease obligations (3)	3,111,308	491,894	2,619,414
Total	$40,543,108	$11,072,047	$29,471,061

(1)As of September 30, 2023, content obligations were comprised of $4.3 billion included in “Current content liabilities” and $2.7 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $12.7 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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

As of September 30, 2023, we had gross unrecognized tax benefits of $213 million. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.
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
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the major recurring differences are the timing impact between content payments and amortization, non-cash stock-based compensation expense, non-cash remeasurement gain/loss on our euro-denominated debt, and other working capital differences. Working capital differences include deferred revenue, excess property and equipment purchases over depreciation, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly.

Three months ended September 30, 2023 as compared to the three months ended September 30, 2022

	Three Months Ended		Change
	September 30, 2023	September 30, 2022	Q3'23 vs. Q3'22
	(in thousands, except percentages)
Net cash provided by operating activities	$1,992,315	$556,810	$1,435,505	258%
Net cash provided by (used in) investing activities	296,071	(84,960)	381,031	448%
Net cash provided by (used in) financing activities	(2,475,108)	4,113	(2,479,221)	(60,278)%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	1,992,315	556,810	1,435,505	258%
Purchases of property and equipment	(103,929)	(84,960)	18,969	22%
Free cash flow	$1,888,386	$471,850	$1,416,536	300%

Net cash provided by operating activities increased $1,436 million to $1,992 million for the three months ended September 30, 2023. The increase in net cash provided by operating activities was primarily driven by a decrease in payments for content assets, coupled with a $616 million or 8% increase in revenues. The payments for content assets decreased $1,312 million, from $4,522 million to $3,210 million, or 29%. On May 1, 2023, the collective bargaining agreement between the Writers Guild of America (“WGA”) and the Alliance of Motion Picture and Television Producers (“AMPTP”) expired, and on May 2, 2023, the WGA commenced an industry-wide strike, which ended on September 27, 2023. On July 12, 2023, the collective bargaining agreement between the Screen Actors Guild - American Federation of Television and Radio Artists (“SAG-AFTRA”) and the AMPTP expired, and on July 14, 2023, the SAG-AFTRA commenced an industry-wide strike. While the WGA strike has ended, the SAG-AFTRA strike continues, and we have paused and expect to pause additional productions in response to the strike. As a result, the timing of certain production payments will be delayed until productions can resume and may increase the variability in payments for content assets in future periods.
Net cash provided by (used in) investing activities increased $381 million for the three months ended September 30, 2023, primarily due to proceeds from maturities of short-term investments, partially offset by an increase in purchases of property and equipment.
Net cash provided by (used in) financing activities decreased $2,479 million for the three months ended September 30, 2023, primarily due to the repurchases of common stock for an aggregate amount of $2,500 million in the three months ended September 30, 2023, as compared to no repurchases of common stock in the three months ended September 30, 2022.
Free cash flow was $211 million higher than net income for the three months ended September 30, 2023, primarily due to $364 million of amortization expense exceeding cash payments for content assets and $80 million of non-cash stock-based compensation expense, partially offset by $173 million of non-cash remeasurement gain on our euro-denominated debt and $60 million in other non-favorable working capital differences.
Free cash flow was $926 million lower than net income for the three months ended September 30, 2022, primarily due to $868 million of cash payments for content assets exceeding amortization expense and $348 million of non-cash remeasurement gain on our euro-denominated debt, partially offset by $152 million of non-cash stock-based compensation expense and $138 million in other favorable working capital differences.

Nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022

	Nine Months Ended		Change
	September 30, 2023	September 30, 2022	YTD'23 vs. YTD'22
	(in thousands, except percentages)
Net cash provided by operating activities	$5,611,287	$1,582,399	$4,028,888	255%
Net cash provided by (used in) investing activities	130,155	(489,533)	619,688	127%
Net cash used in financing activities	(3,498,530)	(670,959)	2,827,571	421%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	5,611,287	1,582,399	4,028,888	255%
Purchases of property and equipment	(266,920)	(296,136)	(29,216)	(10)%
Free cash flow	$5,344,367	$1,286,263	$4,058,104	315%
Net cash provided by operating activities increased $4,029 million to $5,611 million for the nine months ended September 30, 2023. The increase in net cash provided by operating activities was primarily driven by a decrease in payments for content assets, coupled with a $1,127 million or 5% increase in revenues. The payments for content assets decreased $3,289 million, from $12,949 million to $9,660 million, or 25%.

Net cash provided by (used in) investing activities increased $620 million for the nine months ended September 30, 2023, primarily due to proceeds from the maturities of short-term investments and there being no acquisitions in the nine months ended September 30, 2023, as compared to acquisitions for an aggregate amount of $193 million in the nine months ended September 30, 2022, partially offset by purchases of short-term investments.

Net cash used in financing activities increased $2,828 million for the nine months ended September 30, 2023, primarily due to repurchases of common stock for an aggregate amount of $3,545 million in the nine months ended September 30, 2023, as compared to no repurchases of common stock in the nine months ended September 30, 2022, partially offset by there being no repayment of debt in the nine months ended September 30, 2023 as compared to the repayment upon maturity of the $700 million aggregate principal amount of our 5.500% Senior Notes in February 2022.

Free cash flow was $874 million higher than net income for the nine months ended September 30, 2023, primarily due to $783 million of amortization expense exceeding cash payments for content assets and $257 million of non-cash stock-based compensation expense, partially offset by $103 million in other non-favorable working capital differences and $63 million of non-cash remeasurement gain on our euro-denominated debt.

Free cash flow was $3,150 million lower than net income for the nine months ended September 30, 2022, primarily due to $2,868 million of cash payments for content assets exceeding amortization expense and $815 million of non-cash remeasurement gain on our euro-denominated debt, partially offset by $422 million of non-cash stock-based compensation expense and $111 million in other favorable working capital differences.

Indemnification
The information set forth under Note 8 Commitments and Contingencies to the consolidated financial statements under the caption “Indemnification” is incorporated herein by reference.

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
Interest Rate Risk
At September 30, 2023, our cash equivalents and short-term investments were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate.
As of September 30, 2023, we had $14.4 billion of debt, consisting of fixed rate unsecured debt in fourteen tranches due between 2024 and 2030. Refer to Note 6 Debt to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.
Foreign Currency Risk
We operate our business globally and transact in multiple currencies. Currencies denominated in other than the U.S. dollar accounted for 57% of revenue and 28% of operating expenses for the nine months ended September 30, 2023. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Canadian dollar, the Mexican peso, the Japanese yen, and the Australian dollar.
Accordingly, volatility in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. In the nine months ended September 30, 2023, our revenues would have been approximately $568 million higher had foreign currency exchange rates remained consistent with those in the same period of 2022.
In the third quarter of 2023, we began using foreign exchange forward contracts to mitigate fluctuations in forecasted U.S. dollar-equivalent revenues occurring in January 2024 and beyond from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges of forecasted foreign currency revenue and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. If the U.S dollar weakened by 10% as of September 30, 2023, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $378 million lower. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying forecasted revenues when recognized in earnings.
In the third quarter of 2023, we also began using foreign exchange forward contracts to mitigate fluctuations in forecasted and firmly committed U.S. dollar-equivalent transactions related to the licensing and production of content assets occurring in January 2024 and beyond from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Cost of Revenues” to offset the hedged exposures as they affect earnings, which occurs as the underlying hedged content assets are amortized. If the U.S dollar strengthened by 10% as of September 30, 2023, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $40 million lower. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying exposures when recognized in earnings.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the nine months ended September 30, 2023, we recognized a $41 million foreign exchange loss primarily due to the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies, partially offset by the non-cash remeasurement of our Senior Notes denominated in euros.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flow for the nine months ended September 30, 2023 was a decrease of $57 million.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
The information set forth under Note 8 Commitments and Contingencies in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.Risk Factors
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities
Company Purchases of Equity Securities
Stock repurchases during the three months ended September 30, 2023 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
July 1 - 31, 2023	—	$—	—	$3,354,855
August 1 - 31, 2023	2,671,397	$425.38	2,671,397	$2,218,494
September 1 - 30, 2023	3,293,405	$414.05	3,293,405	$10,854,856
Total	5,964,802		5,964,802

(1) In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date, and in September 2023, the Board of Directors increased the share repurchase authorization by an additional $10 billion, also with no expiration date. For further information regarding stock repurchase activity, see Note 9 Stockholders’ Equity to the consolidated financial statements in this Quarterly Report.

(2) Average price paid per share includes costs associated with the repurchases.

Item 5.Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Greg Peters (1)	Co-CEO and Director	Adoption	7/26/2023	11/1/2027	187,913
Reed Hastings (2)	Executive Chairman	Adoption	8/8/2023	7/1/2033	2,603,399
David Hyman (3)	Chief Legal Officer	Termination	8/8/2023	N/A	19,876
		Adoption	8/8/2023	8/7/2025	67,450

(1) Greg Peters, co-CEO and a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on July 26, 2023. Mr. Peters' plan provides for the potential exercise of vested stock options and the associated sale of up to 187,913 shares of Netflix common stock. The plan expires on November 1, 2027, or upon the earlier completion of all authorized transactions under the plan.

(2) Reed Hastings, Executive Chairman of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on August 8, 2023. Mr. Hastings' plan provides for the potential exercise of vested stock options and the associated sale of up to 2,603,399 shares of Netflix common stock. The plan expires on July 1, 2033, or upon the earlier completion of all authorized transactions under the plan.

(3) On August 8, 2023, David Hyman, Chief Legal Officer, terminated a pre-arranged stock trading plan pursuant to Rule 10b5-1, which was adopted on February 6, 2023 and provided for the potential exercise of vested stock options and the associated sale of up to 19,876 shares of Netflix common stock until February 5, 2025 or the earlier completion of all authorized transactions under the plan; no sales occurred under this plan. On August 8, 2023, Mr. Hyman entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 that provides for the potential exercise of vested stock options and the associated sale of up to 67,450 shares of Netflix common stock. The plan expires on August 7, 2025, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022

3.2	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	October 20, 2023	By:	/s/ Ted Sarandos
Ted Sarandos Co-Chief Executive Officer (Principal executive officer)

Dated:	October 20, 2023	By:	/s/ Greg Peters
Greg Peters Co-Chief Executive Officer (Principal executive officer)

Dated:	October 20, 2023	By:	/s/ Jeffrey Karbowski
Jeffrey Karbowski Chief Accounting Officer (Principal accounting officer)