Form 10-K
period 2023-12-31
NETFLIX INC
filed 2024-01-26
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2023 the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $192,301,932,760. Shares of common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of December 31, 2023, there were 432,759,584 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our ability to improve our content offerings and service; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, net cash provided by (used in) operating activities, access to financing sources, and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; seasonality; stock price volatility; impact of foreign exchange rate fluctuations, including on net income, revenues and average revenues per paying member; impact of interest rate fluctuations; adequacy of existing facilities; future regulatory changes and their impact on our business; intellectual property; price changes and testing; accounting treatment for changes related to content assets; acquisitions; actions by competitors; membership growth, including impact of content and pricing changes on membership growth; partnerships; advertising; multi-household usage; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming; impact of work stoppages; content amortization; resolutions of tax examinations; tax expense; unrecognized tax benefits; deferred tax assets; our ability to effectively manage change and growth; our company culture; and our ability to attract and retain qualified employees and key personnel. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.Business
ABOUT US
Netflix, Inc. (“Netflix”, “the Company”, “registrant”, “we”, or “us”) is one of the world’s leading entertainment services with over 260 million paid memberships in over 190 countries enjoying TV series, films and games across a wide variety of genres and languages. Members can play, pause and resume watching as much as they want, anytime, anywhere, and can change their plans at any time.
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
SEASONALITY

Our membership growth exhibits a seasonal pattern that reflects variations when consumers buy internet-connected screens and when they tend to increase their viewing. Historically, the fourth quarter represents our greatest streaming membership growth. In addition, our membership growth can be impacted by our content release schedule and changes to pricing and plans.
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
HUMAN CAPITAL
We view our employees and our culture as key to our success. As of December 31, 2023, we had approximately 13,000 full-time employees. Of these, approximately 9,000 (69%) were located in the United States and Canada, 2,000 (15%) in Europe, Middle East, and Africa, 500 (4%) in Latin America and 1,500 (12%) in Asia-Pacific. We also have a number of employees engaged in content production, some of whom are part-time or temporary, and whose numbers fluctuate throughout the year. We believe a critical component of our success is our company culture. This culture, which is detailed in a "Culture Memo" located on our website, is often described as providing a unique environment for our associates to perform the best work of their lives in pursuit of excellence. We aim to attract and retain great people - representing a diverse array of perspectives and skills - to work together as a dream team. We empower all of our employees so that they can have significant impact and input into decision-making; each employee has a high degree of freedom and power to make the decisions and take actions in the best interest of the company in carrying out their role. In return, our employees are responsible and accountable for those decisions and actions. With this approach, we believe we are a more flexible, fun, stimulating, creative, collaborative and successful organization.
As we have expanded our offices globally, our company culture remains an important aspect of our operations. We are mindful of cultural differences across and within regions. Fostering a work environment that is culturally diverse, inclusive and equitable is a major focus for us. We work to build diversity, inclusion and equity into all aspects of our operations globally, with the goal of having diversity and inclusion function as a critical lens through which each Netflix employee carries out their role. We want more people and cultures to see themselves reflected on screen - so it’s important that our employee base is diverse and represents the communities we serve. We look to help increase representation by training our recruiters on how to hire more inclusively, and to help the company and senior leaders diversify their networks. We also support numerous employee resource groups (ERGs), representing employees and allies from a broad array of historically underrepresented and/or marginalized communities. We publish annually an update on our inclusion initiatives and progress, which further highlights our approach to diversity and inclusion, and publish our EEO-1 reports on our website.
We believe in fostering great leaders. We offer programs, such as seminars and lectures, that are designed to equip our leaders (officers, VPs, people managers and director and senior manager-level employees) to lead the business and our teams in alignment with our expectations and strategic goals. We have built a portfolio of programs under three foundational pillars - great company, great leaders, and great human beings - which we believe support our current and future success. We also offer programs and workshops to provide skills and coaching to employees on a variety of topics, such as leading and inspiring teams. We believe this focus helps our employees grow as leaders and well-rounded individuals, and better positions Netflix to operate our global business of providing compelling content to entertain the world.
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
Investors and others should note that we announce material financial and other information to our investors using our investor relations website (ir.netflix.net), SEC filings, press releases, public conference calls and webcasts. We use these channels as well as social media and blogs to communicate with our members and the public about our company, our services and other issues. It is possible that the information we post on social media and blogs could be deemed to be material information. Therefore, we encourage investors, the media, and others interested in our company to review the information we post on the social media channels and blogs listed on our investor relations website.

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

If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members, and accordingly, our revenue, including revenue per paying membership, and results of operations may be adversely affected. We have recently expanded our entertainment video offering to include games. If our efforts to develop and offer games are not valued by our current and future members, our ability to attract and retain members may be negatively impacted. We may also seek to extend our business into new products and services to help drive growth. For example, we are expanding our offering of consumer products and live experiences. To the extent we cannot successfully find and develop new products and services to help drive growth, our future results of operations and growth may be adversely impacted.
We have and may, from time to time, adjust our membership pricing, our membership plans, or our pricing model itself. For example, we introduced a new, lower-priced ad-supported subscription plan. Similarly, we have increased enforcement of and will continue to enforce our terms of use to limit multi-household usage and shared viewing outside of a household. These and other adjustments we make may not be well-received by consumers, and could negatively impact our ability to attract and retain members, revenues per paying membership, revenue and our results of operations. In addition, many of our members rejoin our service or originate from word-of-mouth advertising from existing members. If our efforts to satisfy our existing members or adjustments to our service are not successful, we may not be able to attract or retain members, and as a result, our ability to maintain and/or grow our business will be adversely affected.
Changes in competitive offerings for entertainment video could adversely impact our business.
The market for entertainment is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. Traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet based e-commerce or entertainment video providers are increasing their streaming video offerings. Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content, large content libraries, and significant financial, marketing and other resources. They may offer more compelling content or secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. In addition, new technological developments, including the development and use of generative artificial intelligence, are rapidly evolving. If our competitors gain an advantage by using such technologies, our ability to compete effectively and our results of operations could be adversely impacted. Companies also may enter into business combinations or alliances that strengthen their competitive positions. Piracy also threatens to damage our business, as its fundamental proposition to consumers is so compelling and difficult to compete against: virtually all content for free. In light of the compelling consumer proposition, piracy services are subject to rapid global growth, and our efforts to prevent that growth may be insufficient. If we are unable to successfully or profitably compete with current and new competitors, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.
We face risks, such as unforeseen costs and potential liability in connection with content we acquire, produce, license and/or distribute through our service.
As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We devote significant resources toward the development, production, marketing and distribution of original programming, including TV series, documentaries, feature films and games. We believe that original and exclusive programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain members. To the extent our programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted. As a content producer, we are responsible for production costs and other expenses, such as ongoing guild payments, and take on risks associated with production, such as completion and key talent risk. Further, negotiations or renewals related to entertainment industry collective bargaining agreements have, and in the future, could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of our original programming. We may face potential liability or may suffer significant losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well received by our members, is prohibited by law, or could be damaging to our brand or business.
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
We are expanding our operations internationally, scaling our streaming service to effectively and reliably handle anticipated growth in both members and features related to our services, such as introducing games and advertising on our service, as well as offering live programming and expanding our consumer products and experiences. We are also scaling our own studio operations to produce original content, including through acquisitions such as Scanline and Animal Logic. As our international offering evolves, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and streaming video, as well as differing legal and regulatory environments. As we scale our streaming service and introduce new features such as our new ad-supported subscription plan, we are developing technology and utilizing third-party “cloud” computing, technology and other services. As we scale our content production, including games, and introduce new features, such as live programming and expand our consumer products and experience offerings, we are building out expertise in a number of disciplines, including creative, marketing, legal, finance, licensing, merchandising and other resources, which requires significant resources and management attention. Further, we may expand our content and service offerings in a manner that is not well received by consumers. As we grow our operations, we may face integration and operational challenges as well as potential unknown liabilities and reputational concerns in connection with partners we work with or companies we may acquire or control. If we are not able to manage the growing complexity of our business, including improving, refining or revising our corporate culture, as well as our systems and operational practices related to our streaming operations and original content, our business may be adversely affected.
If we fail to maintain a positive reputation concerning our service and the content we offer, we may not be able to attract or retain members, we may face regulatory scrutiny and our operating results may be adversely affected.
We believe that a positive reputation concerning our service is important in attracting and retaining members. To the extent our content, in particular, our original programming, is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. To the extent our content is deemed controversial or offensive by government regulators, we may face direct or indirect retaliatory action or behavior, including being required to remove such content from our service, our entire service could be banned and/or become subject to heightened regulatory scrutiny across our business and operations. We could also face boycotts which could adversely affect our business. Furthermore, to the extent our response to government action or our marketing, customer service and public relations efforts are not effective or result in negative reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. There is an increasing focus from regulators, investors, members and other stakeholders on environmental, social, and governance (“ESG”) matters, both in the United States and internationally, including the adoption of new disclosure and regulatory frameworks. To the extent the content we distribute and the manner in which we produce content creates ESG related concerns, our reputation may be harmed.
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
We currently offer members the ability to receive streaming content through a host of internet-connected devices, including TVs, digital video players, TV set-top boxes and mobile devices. We have agreements with various cable, satellite and telecommunications operators to make our service available through the TV set-top boxes of these service providers, some of which compete directly with us or have investments in competing streaming content providers. In many instances, our agreements also include provisions by which the partner bills consumers directly for the Netflix service or otherwise offers services or products in connection with offering our service. If partners or other providers do a better job of connecting consumers with content they want to watch, for example through multi-service discovery interfaces, our service may be adversely impacted. We intend to continue to broaden our relationships with existing partners and to increase our capability to stream TV series and films and offer games to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory, business or other impediments to delivering our streaming content to our members via these devices, our ability to retain members and grow our business could be adversely impacted.
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
From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. As we have grown, we have seen a rise in the number of litigation matters against us. These matters have included copyright and other claims related to our content, patent infringement claims, tax litigation, employment related litigation, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, result in content unavailability, service disruptions, and otherwise occupy a significant amount of our management's time and attention, any of which could negatively affect our business operations and financial position. We also receive inquiries and subpoenas and other types of information requests from government authorities, and we may become subject to related claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.
Our advertising offering is new and subject to various risks and uncertainties, which may adversely affect our business.

We have limited experience and operating history offering advertising on our service, and our advertising revenue may not grow as we expect. Our ability to generate advertising revenue is subject to various risks and will depend on a number of factors, including:
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
•our relationship with third-party service providers for the management, operation, sale and technology to support advertisements on our service;
•our ability to develop and expand an advertising sales organization team;
•our ability to develop the technology and related infrastructure to support advertising;
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
Music and certain authors’ performances contained within content we distribute may require us to obtain licenses for such distribution. In this regard, we engage in negotiations with collection management organizations (“CMOs”) and similar entities that hold certain rights to music and/or other interests in intellectual property (e.g., remuneration rights) in connection with streaming content into various territories. If we are unable to reach mutually acceptable terms with these organizations, we could become involved in litigation and/or could be enjoined from distributing certain content, which could adversely impact our business. Additionally, pending and ongoing litigation and negotiations between certain CMOs and other third parties in various territories could adversely impact our negotiations with CMOs, or result in music publishers represented by certain CMOs unilaterally withdrawing rights, and thereby adversely impact our ability to reach licensing agreements reasonably acceptable to us. Failure to reach such licensing agreements could expose us to potential liability for copyright infringement or otherwise increase our costs. Additionally, as the market for the digital distribution of content grows, a broader role for CMOs in the remuneration of authors, performers and other beneficiaries of neighboring rights is likely to expose us to greater distribution expenses in certain markets.

If our trademarks and other proprietary rights are not adequately protected to prevent use or appropriation by third parties, the value of our brand and other intangible assets may be diminished, and our business may be adversely affected.
We rely and expect to continue to rely on a combination of confidentiality and license agreements with our employees, consultants and third parties with whom we have relationships, as well as trademark, copyright, patent and trade secret protection laws, to protect our proprietary rights. We may also seek to enforce our proprietary rights through court proceedings or other legal actions. We have filed and we expect to file from time to time for trademark, copyright, and patent applications. Nevertheless, these applications may not be approved, third parties may challenge any copyrights, patents or trademarks issued to or held by us, third parties may knowingly or unknowingly infringe our intellectual property rights, and we may not be able to prevent infringement or misappropriation without substantial expense to us. If the protection of our intellectual property rights is inadequate to prevent use or misappropriation by third parties, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to members and potential members may become confused in the marketplace, and our ability to attract members may be adversely affected.
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
Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes, the content we produce and distribute through our service, and consumer products, experiences, and marketing assets based thereon. We use the intellectual property of third parties in creating some of our content, merchandising our products and marketing our service. From time to time, third parties allege that we have infringed or otherwise violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. In addition, the use or adoption of new and emerging technologies may increase our exposure to intellectual property claims, and the availability of copyright and other intellectual property protection for AI-generated material is uncertain. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the internet. We have not searched patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current website, streaming technology, our recommendation and merchandising technology or inability to market our service or merchandise our products. We may also have to remove content from our service, or remove consumer products or marketing materials from the marketplace. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.
Risks Related to Information Technology
Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized access, disclosure or destruction of data, including member and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.
Our reputation and ability to attract, retain and serve our members is dependent upon the reliable performance and security of our computer systems and those of third parties that we utilize in our operations. These systems may be subject to damage or interruption from, among other things, earthquakes, adverse weather conditions, other natural disasters, public health issues such as pandemics or epidemics, terrorist attacks, rogue employees, power loss, telecommunications failures, cybersecurity risks and incidents, and other interruptions beyond our control. Interruptions in these systems, or with the internet in general, could make our service unavailable or degraded or otherwise hinder our ability to deliver our service. Service interruptions, errors in our software or the unavailability of computer systems or data used in our operations could diminish the overall attractiveness of our service to existing and potential members.

Our computer systems and those of third parties we use in our operations are subject to constantly evolving cybersecurity threats, including cyber-attacks such as computer viruses, malware, ransomware, denial of service attacks, physical or electronic break-ins, or insider threats, as well as misconfigurations in information systems, networks, software or hardware, and similar disruptions or errors. These systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. We and many of the third parties we work with rely on open source software and libraries that are integrated into a variety of applications, tools and systems, which may increase our exposure to vulnerabilities. Additionally, outside parties may attempt to induce employees, vendors, partners, or users to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including member and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. However, the techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate, detect or prevent unauthorized access or address all cybersecurity incidents that occur. Because of our prominence, we (and/or third parties we use) have been and may continue to be a particularly attractive target for such attacks, and from time to time, we have experienced an unauthorized release of certain digital content assets. However, to date these unauthorized releases have not had a material impact on our service, systems or business. There is no assurance that hackers may not have a material impact on our service or systems in the future. We do not carry insurance to cover expenses related to such disruptions or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of members and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.
We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks to help us stream TV series, documentaries and feature films and offer games in high volume to Netflix members over the internet. Problems faced by us or our third-party “cloud” computing or other network providers, including technological or business-related disruptions, as well as cybersecurity threats and regulatory interference, could adversely impact the experience of our members.
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
Risks Related to Privacy
Privacy concerns could limit our ability to collect and leverage member personal information and disclosure of member personal information could adversely impact our business and reputation.
In the ordinary course of business and in particular in connection with content acquisition, merchandising our service to our members and our ad-supported subscription plan, we collect and utilize information supplied by our members, which may include personal information and other data. We are subject to laws, rules and regulations in the U.S. and in other countries relating to privacy and the collection, use and security of personal information, including but not limited to Regulation (EU) 2016/679 (also known as the General Data Protection Regulation or “GDPR”) and the California Privacy Rights Act ("CPRA"). Any actual or perceived failure to comply with the GDPR, the California Consumer Privacy Act/CPRA, other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, could lead to investigations, claims, and proceedings by governmental entities and private parties, damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.
Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect, transfer and use personal information, could have an adverse effect on our business. In addition, if we were to disclose personal information about our members in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results. Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of member and other personal information, such as laws regarding data localization and/or restrictions on data export. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.
Our reputation and relationships with members would be harmed if member personal information, particularly billing data, were to be accessed by unauthorized persons.
We maintain personal information regarding our members, including names, age, gender and billing information. This personal information is maintained on our own systems as well as that of third parties we use in our operations. With respect to billing information, such as credit card numbers, we rely on encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our members’ information. Despite these measures and technologies we, our payment processing services or other third-party services we use such as AWS, could experience an unauthorized intrusion into our members’ information. In the event of such a breach, current and potential members may become unwilling to provide the information to us necessary for them to remain or become members. We also may be required to notify regulators about any actual or perceived data breach (including various state Attorneys General, one or more EU data protection authorities, or other data protection authorities) as well as the individuals who are affected by the incident within strict time periods. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. We also maintain personal information concerning our employees, as well as personal information of others working on our productions. Should an unauthorized intrusion into our members’ or employees’ personal information and/or production personal information occur, our business could be adversely affected and our larger reputation with respect to data protection could be negatively impacted.
Risks Related to Liquidity
The long-term and largely fixed cost nature of our content commitments may limit our operating flexibility and could adversely affect our liquidity and results of operations.
In connection with licensing streaming content, we typically enter into multi-year commitments with studios and other content providers. We also enter into multi-year commitments for content that we produce, either directly or through third parties, including elements associated with these productions such as non-cancelable commitments under talent agreements. The payment terms of these agreements are not tied to member usage or the size of our membership base (“fixed cost”) but may be determined by costs of production or tied to such factors as titles licensed and/or theatrical exhibition receipts. Such commitments, to the extent estimable under accounting standards, are included in the Contractual Obligations section of Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8, Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Given the multiple-year duration and largely fixed cost nature of content commitments, if business performance does not meet our expectations, our margins may be adversely impacted. Further, we may be unable to react to any reduction in our cash flows from operations, including those caused by a downturn in the economy, by reducing our streaming content obligations in the near-term. Payment terms for certain content commitments, such as content we directly produce, will typically require more up-front cash payments than other content licenses or arrangements whereby we do not fund the production of such content. To the extent membership and/or revenue growth do not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and largely fixed cost nature of our content commitments may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our content commitments, we may not be able to adjust our content offerings quickly and our results of operations may be adversely impacted.
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
We have a substantial amount of indebtedness and other obligations, including streaming content obligations. Moreover, we may incur additional indebtedness in the future and incur other obligations, including additional streaming content obligations. Our ability to make payments on our debt and other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of such obligations prior to maturity. If the financial markets become difficult or costly to access, including due to rising interest rates, fluctuations in foreign currency exchange rates or other changes in economic conditions, our ability to raise additional capital may be negatively impacted, and any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. As of December 31, 2023, we had the equivalent of $14.6 billion aggregate principal amount of senior notes outstanding (“Notes”), some of which is denominated in currencies other than the U.S. dollar. In addition, we have entered into a revolving credit agreement that provides for a $1 billion unsecured revolving credit facility. As of December 31, 2023, we have not borrowed any amount under this revolving credit facility. As of December 31, 2023, we had approximately $7.0 billion of total content liabilities as reflected on our consolidated balance sheet, some of which is denominated in currencies other than the U.S. dollar. Such amount does not include streaming content commitments that do not meet the criteria for liability recognition, the amounts of which are significant. For more information on our streaming content obligations, including those not on our consolidated balance sheet, see Note 8, Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Our substantial indebtedness and other obligations, including streaming content obligations, may:
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
•regulatory requirements or government action against our service, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content or increased operating costs in the applicable jurisdiction;
•foreign intellectual property laws, such as the EU copyright directive, or changes to such laws, among other issues, may impact the economics of creating or distributing content, anti-piracy efforts, or our ability to protect or exploit intellectual property rights;
•adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;
•fluctuations in currency exchange rates, which have and may continue to impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk, and while we use derivative instruments to hedge certain exposures to fluctuations in exchange rates, the use of such hedging activities may not be effective in offsetting an adverse financial impact and may introduce or heighten counterparty risk;
•rates of inflation;
•profit repatriation, currency control regulations and other restrictions on the transfer of funds;
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
•differing laws and consumer understanding/attitudes regarding the illegality of piracy;
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
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred taxes and other tax liabilities and receivables, and in evaluating our tax positions and other tax attributes on a worldwide basis. We are subject to the periodic examination of our domestic and foreign tax returns by the IRS, state, local, and foreign tax authorities, some of whom are challenging our tax positions. We regularly assess the likelihood of adverse outcomes from these examinations in determining the adequacy of our provision for income taxes and other tax liabilities. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual tax audit outcomes. If the ultimate determination of income and other tax liabilities differ from the amounts recorded or accrued, our business, financial condition or results of operations may be adversely impacted.
Tax laws are regularly being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies and we have tax audits pending in several jurisdictions. The U.S. federal and state governments, countries in the European Union, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in jurisdictions where we do business. If U.S. or other tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.
Risks Related to Human Resources
We may lose key employees or may be unable to hire qualified employees, and the failure to maintain and improve our company culture may adversely affect our business.
We rely on the continued service of our senior management, including our Co-Chief Executive Officers, Ted Sarandos and Greg Peters, our Executive Chairman, Reed Hastings, members of our executive team and other key employees. In our industry, there is substantial and continuous competition for highly-skilled business, product development, technical, creative and other personnel. If we experience high executive turnover, fail to adapt our business practices to industry expectations, fail to implement succession plans for key employees, encounter difficulties associated with the transition of members of our management team, are not successful in recruiting new personnel or in retaining and motivating existing personnel, in instilling our culture in new employees, or maintaining and improving our culture as we grow, our operations may be disrupted, which could adversely affect our results of operations.
Labor disputes may have an adverse effect on the Company’s business.
We and our partners, suppliers, and vendors engage writers, directors, actors, other talent, trade employees and others who are subject to collective bargaining agreements in the motion picture industry, both in the U.S. and internationally. Expiring collective bargaining agreements may be renewed on terms that are unfavorable to us. If expiring collective bargaining agreements cannot be renewed, affected unions have, and could in the future, take action in the form of strikes or work stoppages. For example, the Writers Guild (“WGA”) and Screen Actors Guild (“SAG-AFTRA”) collective bargaining agreements expired in 2023, and WGA members and the SAG-AFTRA members went on strike in May 2023 and July 2023, respectively. Collective bargaining agreements with the I.A.T.S.E. representing technicians and “behind the camera” crews as well as contracts with Teamster unions expire in mid-2024. The WGA and SAG-AFTRA strikes as well as the recent resurgence of organized labor in the United States may lead those workers to strike. Such work stoppages have resulted, and may in the future result, in halted productions and delays in our ability to provide new content to our members. Such actions, as well as higher costs or operating complexities in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on our business by causing delays in production, added costs or by reducing profit margins, and our ability to provide new content to our members could likewise be delayed or dropped.
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

Item 1B.Unresolved Staff Comments
None.

Item 1C.Cybersecurity
We have an enterprise-wide information security program designed to identify, protect, detect and respond to and manage reasonably foreseeable cybersecurity risks and threats. To protect our information systems from cybersecurity threats, we use various security tools that help prevent, identify, escalate, investigate, resolve and recover from identified vulnerabilities and security incidents in a timely manner. These include, but are not limited to, internal reporting, monitoring and detection tools, and a bug bounty program to allow security researchers to assist us in identifying vulnerabilities in our products before they are exploited by malicious threat actors. We also maintain a third party security program to identify, prioritize, assess, mitigate and remediate third party risks; however, we rely on the third parties we use to implement security programs commensurate with their risk, and we cannot ensure in all circumstances that their efforts will be successful.
We regularly assess risks from cybersecurity and technology threats and monitor our information systems for potential vulnerabilities. We use a widely-adopted risk quantification model to identify, measure and prioritize cybersecurity and technology risks and develop related security controls and safeguards. We conduct regular reviews and tests of our information security program and also leverage audits by our internal audit team, tabletop exercises, penetration and vulnerability testing, red team exercises, simulations, and other exercises to evaluate the effectiveness of our information security program and improve our security measures and planning. We also engage an external auditor to conduct an annual payment card industry data security standard review of our security controls protecting payment information, as well as third-party penetration testing of our cardholder environment and related systems. The results of these assessments are reported to the Audit Committee.
Our systems periodically experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property, and we have experienced an unauthorized release of certain digital content assets. However, to date these incidents have not had a material impact on our service, systems or business. Any significant disruption to our service or access to our systems could result in a loss of members and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See "Risk Factors - Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized access, disclosure or destruction of data, including member and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business."
The Vice President of Security and Privacy Engineering leads our global information security organization responsible for overseeing the Netflix information security program. Our VP of Security and Privacy Engineering has over 30 years of industry experience, including serving in similar roles leading and overseeing cybersecurity programs at other public companies. Team members who support our information security program have relevant educational and industry experience, including holding similar positions at large technology companies. The teams provide regular reports to senior management and other relevant teams on various cybersecurity threats, assessments and findings.
The Board oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Audit Committee of the Board oversees our cybersecurity risk and receives regular reports from our VP of Security and Privacy Engineering on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

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

Item 3.Legal Proceedings
Information with respect to this item may be found in Note 8 Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K, under the caption "Legal Proceedings" which information is incorporated herein by reference.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “NFLX”.
Holders
As of December 31, 2023, there were approximately 2,728 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.
Company Purchases of Equity Securities
Stock repurchases during the three months ended December 31, 2023 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
October 1 - 31, 2023	287,360	$404.62	287,360	$10,738,584
November 1 - 30, 2023	2,708,477	$447.03	2,708,477	$9,527,821
December 1 - 31, 2023	2,481,771	$472.63	2,481,771	$8,354,857
Total	5,477,608		5,477,608

(1) In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date, and in September 2023, the Board of Directors increased the share repurchase authorization by an additional $10 billion, also with no expiration date. For further information regarding stock repurchase activity, see Note 9 Stockholders’ Equity to the consolidated financial statements in this Annual Report.

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
The following graph compares, for the five year period ended December 31, 2023, the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the RDG Internet Composite Index. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2018, December 31, 2019, December 31, 2020, December 31, 2021, December 31, 2022 and December 31, 2023. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the RDG Internet Composite Index, respectively, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2021 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Results of Operations
The following represents our consolidated performance highlights:

	As of/Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$33,640,458	$31,469,852	$29,515,496	7%
DVD revenues (1)	82,839	145,698	182,348	(43)%
Total revenues	$33,723,297	$31,615,550	$29,697,844	7%

Operating income	$6,954,003	$5,632,831	$6,194,509	23%
Operating margin	21%	18%	21%

Global Streaming Memberships:
Paid net membership additions	29,529	8,903	18,181	232%
Paid memberships at end of period	260,276	230,747	221,844	13%
Average paying memberships	240,889	222,924	210,784	8%
Average monthly revenue per paying membership	$11.64	$11.76	$11.67	(1)%

(1) In April 2023, we announced our plans to discontinue our DVD-by-mail service, and we ceased providing our mailing services to customers on September 29, 2023. The discontinuance of our DVD business had an immaterial impact on our operations and financial results.
Consolidated revenues for the year ended December 31, 2023 increased 7% as compared to the year ended December 31, 2022. Operating margin for the year ended December 31, 2023 increased three percentage points, primarily due to revenues growing at a faster rate as compared to the growth in cost of revenues and marketing and decreased technology and development expenses, partially offset by higher growth in general and administrative expenses as compared to the growth in revenues.
Streaming Revenues

We primarily derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of December 31, 2023, pricing on our paid plans ranged from the U.S. dollar equivalent of $1 to $28 per month, and pricing on our extra member sub accounts ranged from the U.S. dollar equivalent of $2 to $8 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
We also earn revenue from advertisements presented on our streaming service, consumer products and various other sources. Revenues earned from sources other than monthly membership fees were not material for the years ended December 31, 2023, 2022, and 2021.

	Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
	(in thousands, except percentages)
Streaming revenues	$33,640,458	$31,469,852	$29,515,496	$2,170,606	7%

Streaming revenues for the year ended December 31, 2023 increased 7% as compared to the year ended December 31, 2022, primarily due to the 8% growth in average paying memberships, partially offset by a 1% decrease in average monthly revenue per paying membership. The decrease in average monthly revenue per paying membership was primarily due to changes in plan mix, higher membership growth in regions with lower average monthly revenue per paying membership, partially offset by limited price increases. Additionally, streaming revenues for the year ended December 31, 2023 were further impacted by unfavorable fluctuations in foreign exchange rates.
The following tables summarize streaming revenue and other streaming membership information by region for the years ended December 31, 2023, 2022 and 2021.

United States and Canada (UCAN)

	As of/Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
	(in thousands, except revenue per membership and percentages)
Revenues	$14,873,783	$14,084,643	$12,972,100	$789,140	6%
Paid net membership additions (losses)	5,832	(919)	1,279	6,751	735%
Paid memberships at end of period (1)	80,128	74,296	75,215	5,832	8%
Average paying memberships	76,126	74,001	74,234	2,125	3%
Average monthly revenue per paying membership	$16.28	$15.86	$14.56	$0.42	3%
Constant currency change (2)					3%

Europe, Middle East, and Africa (EMEA)

	As of/Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
	(in thousands, except revenue per membership and percentages)
Revenues	$10,556,487	$9,745,015	$9,699,819	$811,472	8%
Paid net membership additions	12,084	2,693	7,338	9,391	349%
Paid memberships at end of period (1)	88,813	76,729	74,036	12,084	16%
Average paying memberships	80,928	73,904	69,518	7,024	10%
Average monthly revenue per paying membership	$10.87	$10.99	$11.63	$(0.12)	(1)%
Constant currency change (2)					(1)%

Latin America (LATAM)

	As of/Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
	(in thousands, except revenue per membership and percentages)
Revenues	$4,446,461	$4,069,973	$3,576,976	$376,488	9%
Paid net membership additions	4,298	1,738	2,424	2,560	147%
Paid memberships at end of period (1)	45,997	41,699	39,961	4,298	10%
Average paying memberships	42,802	40,000	38,573	2,802	7%
Average monthly revenue per paying membership	$8.66	$8.48	$7.73	$0.18	2%
Constant currency change (2)					10%
Asia-Pacific (APAC)

	As of/Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
	(in thousands, except revenue per membership and percentages)
Revenues	$3,763,727	$3,570,221	$3,266,601	$193,506	5%
Paid net membership additions	7,315	5,391	7,140	1,924	36%
Paid memberships at end of period (1)	45,338	38,023	32,632	7,315	19%
Average paying memberships	41,033	35,019	28,461	6,014	17%
Average monthly revenue per paying membership	$7.64	$8.50	$9.56	$(0.86)	(10)%
Constant currency change (2)					(6)%

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

(2) We believe the non-GAAP financial measure of constant currency revenue is useful in analyzing the underlying trends in average monthly revenue per paying membership absent foreign currency fluctuations. However, this non-GAAP financial measure should be considered in addition to, not as a substitute for, or superior to other financial measures prepared in accordance with GAAP. In order to exclude the effect of foreign currency rate fluctuations on average monthly revenue per paying membership, we estimate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period. For the year ended December 31, 2023, our revenues would have been approximately $597 million higher had foreign currency exchange rates remained constant with those for the year ended December 31, 2022.

Cost of Revenues
Amortization of content assets makes up the majority of cost of revenues. Expenses directly associated with the acquisition, licensing and production of content (such as payroll, stock-based compensation, facilities, and other related personnel expenses, costs associated with obtaining rights to music included in our content, overall deals with talent, miscellaneous production related costs and participations and residuals), streaming delivery costs and other operations costs make up the remainder of cost of revenues. We have built our own global content delivery network (“Open Connect”) to help us efficiently stream a high volume of content to our members over the internet. Delivery expenses, therefore, include equipment costs related to Open Connect, payroll and related personnel expenses and all third-party costs, such as cloud computing costs, associated with delivering content over the internet. Other operations costs include customer service and payment processing fees, including those we pay to our integrated payment partners, as well as other costs directly incurred in making our content available to members.

	Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
	(in thousands, except percentages)
Cost of revenues	$19,715,368	$19,168,285	$17,332,683	$547,083	3%
As a percentage of revenues	58%	61%	58%

The increase in cost of revenues for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was due to a $171 million increase in content amortization relating to our existing and new content, coupled with a $376 million increase in other cost of revenues primarily due to an increase in expenses directly associated with the acquisition, licensing and production of content.
Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to our marketing and advertising sales partners, including consumer electronics ("CE") manufacturers, multichannel video programming distributors ("MVPDs"), mobile operators and ISPs. Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll, stock-based compensation, facilities, and other related expenses for personnel that support sales and marketing activities.

	Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
	(in thousands, except percentages)
Marketing	$2,657,883	$2,530,502	$2,545,146	$127,381	5%
As a percentage of revenues	8%	8%	9%

The increase in marketing expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to a $146 million increase in advertising expenses and a $21 million increase in personnel-related costs, partially offset by a $39 million decrease in payments to our marketing partners.

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

	Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
	(in thousands, except percentages)
Technology and development	$2,675,758	$2,711,041	$2,273,885	$(35,283)	(1)%
As a percentage of revenues	8%	9%	8%

Technology and development expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 remained relatively flat.

General and Administrative
General and administrative expenses consist of payroll, stock-based compensation, facilities, and other related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

	Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
	(in thousands, except percentages)
General and administrative	$1,720,285	$1,572,891	$1,351,621	$147,394	9%
As a percentage of revenues	5%	5%	5%

The increase in general and administrative expenses for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to a $82 million increase in third-party expenses and a $78 million increase in personnel-related costs.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.

	Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
	(in thousands, except percentages)
Interest expense	$699,826	$706,212	$765,620	$(6,386)	(1)%
As a percentage of revenues	2%	2%	3%

Interest expense for the year ended December 31, 2023 consisted primarily of $698 million of interest on our Notes. Interest expense for the year ended December 31, 2023 as compared to the year ended December 31, 2022 remained relatively flat.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.

	Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
	(in thousands, except percentages)
Interest and other income (expense)	$(48,772)	$337,310	$411,214	$(386,082)	(114)%
As a percentage of revenues	—%	1%	1%

Interest and other income (expense) decreased primarily due to foreign exchange losses of $293 million for the year ended December 31, 2023 as compared to a gain of $282 million for the year ended December 31, 2022. The foreign exchange loss in the year ended December 31, 2023 was primarily driven by the non-cash loss of $176 million from the remeasurement of our Senior Notes denominated in euros, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies. The foreign exchange gain in the year ended December 31, 2022 was primarily driven by the non-cash $353 million gain from the remeasurement of our Senior Notes denominated in euros, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. The change in foreign currency gains and losses was partially offset by a $221 million increase in interest income earned due to higher average interest rates and investment balances for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Provision for Income Taxes

	Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
	(in thousands, except percentages)
Provision for income taxes	$797,415	$772,005	$723,875	$25,410	3%
Effective tax rate	13%	15%	12%
The decrease in our effective tax rate for the year ended December 31, 2023 as compared to the year ended December 31, 2022 is primarily due to a decrease in foreign taxes. See Note 10 Income Taxes to the consolidated financial statements for further information regarding income taxes.

Liquidity and Capital Resources

	As of December 31,		Change
	2023	2022	2023 vs. 2022
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$7,139,488	$6,081,858	$1,057,630	17%
Short-term and long-term debt	14,543,261	14,353,076	190,185	1%

Cash, cash equivalents, restricted cash and short-term investments increased $1,058 million in the year ended December 31, 2023 primarily due to cash provided by operations, partially offset by the repurchase of stock.
Debt, net of debt issuance costs, increased $190 million primarily due to the remeasurement of our euro-denominated notes. The amount of principal and interest due in the next twelve months is $1,077 million. The amount of principal and interest due beyond the next twelve months is $16,662 million. As of December 31, 2023, no amounts had been borrowed under our $1 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date, and in September 2023, the Board of Directors increased the share repurchase authorization by an additional $10 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. In the fiscal year ended December 31, 2023, the Company repurchased 14,513,790 shares of common stock for an aggregate amount of $6,045 million. As of December 31, 2023, $8.4 billion remains available for repurchases.
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
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of December 31, 2023, the expected timing of those payments are as follows:

Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$21,713,349	$10,328,923	$11,384,426
Debt (2)	17,739,159	1,077,261	16,661,898
Operating lease obligations (3)	3,088,899	513,506	2,575,393
Total	$42,541,407	$11,919,690	$30,621,717

(1)As of December 31, 2023, content obligations were comprised of $4.5 billion included in "Current content liabilities" and $2.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $14.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.

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

(3)Operating lease obligations are comprised of operating lease liabilities included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Consolidated Balance Sheets, inclusive of imputed interest. Operating lease obligations also include additional obligations that are not reflected on the Consolidated Balance Sheets as they did not meet the criteria for recognition. As of December 31, 2023, the Company has additional operating leases for real estate that have not yet commenced of $343 million which has been included above. See Note 5 Balance Sheet Components in the accompanying notes to our consolidated financial statements for further details regarding leases.

In addition, as of December 31, 2023, we had gross unrecognized tax benefits of $327 million, of which $221 million was classified in “Other non-current liabilities" in the Consolidated Balance Sheets. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made.
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
In assessing liquidity in relation to our results of operations, we compare free cash flow to net income, noting that the major recurring differences are the timing impact between content payments and amortization, non-cash stock-based compensation expense, non-cash remeasurement gain/loss on our euro-denominated debt, excess property and equipment purchases over depreciation, and other working capital differences. Working capital differences primarily include deferred revenue, taxes and semi-annual interest payments on our outstanding debt. Our receivables from members generally settle quickly.

	Year Ended December 31,			Change
	2023	2022	2021	2023 vs. 2022
	(in thousands)
Net cash provided by operating activities	$7,274,301	$2,026,257	$392,610	$5,248,044	259%
Net cash provided by (used in) investing activities	541,751	(2,076,392)	(1,339,853)	2,618,143	126%
Net cash used in financing activities	(5,950,803)	(664,254)	(1,149,776)	5,286,549	796%

Non-GAAP reconciliation of free cash flow:
Net cash provided by operating activities	7,274,301	2,026,257	392,610	5,248,044	259%
Purchases of property and equipment	(348,552)	(407,729)	(524,585)	(59,177)	(15)%
Change in other assets	—	—	(26,919)	—	—%
Free cash flow	$6,925,749	$1,618,528	$(158,894)	$5,307,221	328%

Net cash provided by operating activities increased $5,248 million from the year ended December 31, 2022 to $7,274 million for the year ended December 31, 2023. The increase in net cash provided by operating activities was primarily driven by a decrease in payments for content assets, coupled with a $916 million or 20% increase in net income and favorable changes in working capital. The payments for content assets decreased $3,519 million, from $16,660 million to $13,140 million, or 21%.
Net cash provided by (used in) investing activities increased $2,618 million from the year ended December 31, 2022 to $542 million for the year ended December 31, 2023. The increase in net cash provided by (used in) investing activities is primarily due to proceeds from the maturities of short-term investments, net of purchases, and there being no acquisitions in the year ended December 31, 2023, as compared to acquisitions for an aggregate amount of $757 million in the year ended December 31, 2022.
Net cash used in financing activities increased $5,287 million from the year ended December 31, 2022 to $5,951 million for the year ended December 31, 2023. The increase in net cash used in financing activities is primarily due to repurchases of common stock for an aggregate amount of $6,045 million in the year ended December 31, 2023, as compared to no repurchases of common stock in the year ended December 31, 2022, partially offset by the absence of debt maturities in the year ended December 31, 2023 as compared to the repayment upon maturity of the $700 million aggregate principal amount of our 5.500% Senior Notes in February 2022.
Free cash flow was $1,518 million higher than net income for the year ended December 31, 2023 primarily due to $1,057 million of amortization expense exceeding cash payments for content assets, $339 million of non-cash stock-based compensation expense, $176 million of non-cash remeasurement loss on our euro-denominated debt, and $47 million in other favorable working capital differences, partially offset by $101 million of property and equipment purchases exceeding depreciation expense.
Indemnifications
The information set forth under Note 8 Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K is incorporated herein by reference.
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
We recognize content assets (licensed and produced) as "Content assets, net" on the Consolidated Balance Sheets. For licensed content, we capitalize the fee per title and record a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known and the title is accepted and available for streaming. For produced content, we capitalize costs associated with the production, including development costs, direct costs and production overhead. Participations and residuals are expensed in line with the amortization of production costs.
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
In the normal course of business, we, or a third-party producing content on our behalf, may qualify for tax incentives through eligible spend on productions. The accounting for tax incentives is dependent on the particular type of incentive, including the nature of the benefit and the location the incentive is earned. In general, tax incentives are realized as cash receipts and may be received prior to or after a title launches on our service. Upon a title’s launch, any amounts we are eligible for through qualified production spend but have not received, are recognized in “Other current assets” or “Other non-current assets” on the Consolidated Balance Sheets as receivables. Tax incentives are generally accounted for as a reduction to the cost basis of content assets (presented in “Content assets, net”) and reduce content amortization over the life of the title (as presented in “Cost of revenues”) on the Consolidated Statements of Operations.
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
Income Taxes
We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance when it is more likely than not they will not be realized.
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
We do not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. We may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. Due to uncertainties in any tax audit outcome, our estimates of the ultimate settlement of our unrecognized tax positions may change and the actual tax benefits may differ significantly from the estimates.
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

Interest Rate Risk
At December 31, 2023, our cash equivalents and short-term investments were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate.
As of December 31, 2023, we had $14.6 billion of debt, consisting of fixed rate unsecured debt in fourteen tranches due between 2024 and 2030. Refer to Note 6 to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.

Foreign Currency Risk
We operate our business globally and transact in multiple currencies. Currencies denominated in other than the U.S. dollar accounted for 57% of revenue and 28% of operating expenses for the year ended December 31, 2023. We therefore have foreign currency risk related to these currencies, with our largest exposures being the euro, the British pound, the Brazilian real, the Canadian dollar, and the Mexican peso.
Accordingly, volatility in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. For the year ended December 31, 2023, our revenues would have been approximately $597 million higher had foreign currency exchange rates remained constant with those in the same period of 2022. See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding our non-GAAP financial measure of constant currency.
In the year ended December 31, 2023, we entered into foreign exchange forward contracts to mitigate fluctuations in forecasted U.S. dollar-equivalent revenues occurring in January 2024 and beyond from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges of forecasted foreign currency revenue and initially record the gains or losses on these derivative instruments as a component of accumulated other comprehensive income (“AOCI") and reclassify the amounts into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. If the U.S dollar weakened by 10% as of December 31, 2023, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $958 million lower. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying forecasted revenues when recognized in earnings.
In the year ended December 31, 2023, we also entered into foreign exchange forward contracts to mitigate fluctuations in forecasted and firmly committed U.S. dollar-equivalent transactions related to the licensing and production of content assets occurring in January 2024 and beyond from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Cost of Revenues” to offset the hedged exposures as they affect earnings, which occurs as the underlying hedged content assets are amortized. If the U.S dollar strengthened by 10% as of December 31, 2023, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $71 million lower. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying exposures when recognized in earnings.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the year ended December 31, 2023, we recognized a $293 million foreign exchange loss primarily due to the non-cash remeasurement of our Senior Notes denominated in euros and the remeasurement of cash and content liabilities denominated in currencies other than the functional currencies.
In addition, the effect of exchange rate changes on cash, cash equivalents and restricted cash as disclosed on the Consolidated Statements of Cash Flows in the year ended December 31, 2023 was an increase of $83 million.

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

(b)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Netflix, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Netflix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated January 26, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Jose, California
January 26, 2024

Item 9B.Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2023, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Ted Sarandos (1)	Co-CEO and Director	Adoption	11/10/2023	2/7/2025	68,957

(1) Ted Sarandos, co-CEO and a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on November 10, 2023. Mr. Sarandos' plan provides for the potential exercise of vested stock options and the associated sale of up to 68,957 shares of Netflix common stock. The plan expires on February 7, 2025, or upon the earlier completion of all authorized transactions under the plan.

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

None.

NETFLIX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Netflix, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 26, 2024 expressed an unqualified opinion thereon.

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
San Jose, California
January 26, 2024

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2023	2022	2021
Revenues	$33,723,297	$31,615,550	$29,697,844
Cost of revenues	19,715,368	19,168,285	17,332,683
Marketing	2,657,883	2,530,502	2,545,146
Technology and development	2,675,758	2,711,041	2,273,885
General and administrative	1,720,285	1,572,891	1,351,621
Operating income	6,954,003	5,632,831	6,194,509
Other income (expense):
Interest expense	(699,826)	(706,212)	(765,620)
Interest and other income (expense)	(48,772)	337,310	411,214
Income before income taxes	6,205,405	5,263,929	5,840,103
Provision for income taxes	(797,415)	(772,005)	(723,875)
Net income	$5,407,990	$4,491,924	$5,116,228

Earnings per share:
Basic	$12.25	$10.10	$11.55
Diluted	$12.03	$9.95	$11.24
Weighted-average shares of common stock outstanding:
Basic	441,571	444,698	443,155
Diluted	449,498	451,290	455,372

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2023	2022	2021
Net income	$5,407,990	$4,491,924	$5,116,228
Other comprehensive income (loss):
Foreign currency translation adjustments	113,384	(176,811)	(84,893)
Cash flow hedges:
Net unrealized gains (losses), net of tax benefit (expense) of $36 million, $0, and $0, respectively	(120,023)	—	—
Total other comprehensive loss	(6,639)	(176,811)	(84,893)
Comprehensive income	$5,401,351	$4,315,113	$5,031,335

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$5,407,990	$4,491,924	$5,116,228
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(12,554,703)	(16,839,038)	(17,702,202)
Change in content liabilities	(585,602)	179,310	232,898
Amortization of content assets	14,197,437	14,026,132	12,230,367
Depreciation and amortization of property, equipment and intangibles	356,947	336,682	208,412
Stock-based compensation expense	339,368	575,452	403,220
Foreign currency remeasurement loss (gain) on debt	176,296	(353,111)	(430,661)
Other non-cash items	512,075	533,543	376,777
Deferred income taxes	(459,359)	(166,550)	199,548
Changes in operating assets and liabilities:
Other current assets	(181,003)	(353,834)	(369,681)
Accounts payable	93,502	(158,543)	145,115
Accrued expenses and other liabilities	103,565	(55,513)	180,338
Deferred revenue	178,708	27,356	91,350
Other non-current assets and liabilities	(310,920)	(217,553)	(289,099)
Net cash provided by operating activities	7,274,301	2,026,257	392,610
Cash flows from investing activities:
Purchases of property and equipment	(348,552)	(407,729)	(524,585)
Change in other assets	—	—	(26,919)
Acquisitions	—	(757,387)	(788,349)
Purchases of short-term investments	(504,862)	(911,276)	—
Proceeds from maturities of short-term investments	1,395,165	—	—
Net cash provided by (used in) investing activities	541,751	(2,076,392)	(1,339,853)
Cash flows from financing activities:
Repayments of debt	—	(700,000)	(500,000)
Proceeds from issuance of common stock	169,990	35,746	174,414
Repurchases of common stock	(6,045,347)	—	(600,022)
Taxes paid related to net share settlement of equity awards	—	—	(224,168)
Other financing activities	(75,446)	—	—
Net cash used in financing activities	(5,950,803)	(664,254)	(1,149,776)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	82,684	(170,140)	(86,740)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,947,933	(884,529)	(2,183,759)
Cash, cash equivalents and restricted cash, beginning of year	5,170,582	6,055,111	8,238,870
Cash, cash equivalents and restricted cash, end of year	$7,118,515	$5,170,582	$6,055,111
Supplemental disclosure:
Income taxes paid	$1,154,973	$811,720	$509,265
Interest paid	684,504	701,693	763,432
See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$7,116,913	$5,147,176
Short-term investments	20,973	911,276
Other current assets	2,780,247	3,208,021
Total current assets	9,918,133	9,266,473
Content assets, net	31,658,056	32,736,713
Property and equipment, net	1,491,444	1,398,257
Other non-current assets	5,664,359	5,193,325
Total assets	$48,731,992	$48,594,768
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,466,470	$4,480,150
Accounts payable	747,412	671,513
Accrued expenses and other liabilities	1,803,960	1,514,650
Deferred revenue	1,442,969	1,264,661
Short-term debt	399,844	—
Total current liabilities	8,860,655	7,930,974
Non-current content liabilities	2,578,173	3,081,277
Long-term debt	14,143,417	14,353,076
Other non-current liabilities	2,561,434	2,452,040
Total liabilities	28,143,679	27,817,367
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2023 and December 31, 2022; no shares issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Common stock, $0.001 par value; 4,990,000,000 shares authorized at December 31, 2023 and December 31, 2022; 432,759,584 and 445,346,776 issued and outstanding at December 31, 2023 and December 31, 2022, respectively	5,145,172	4,637,601
Treasury stock at cost (16,078,268 and 1,564,478 shares at December 31, 2023 and December 31, 2022)	(6,922,200)	(824,190)
Accumulated other comprehensive loss	(223,945)	(217,306)
Retained earnings	22,589,286	17,181,296
Total stockholders’ equity	20,588,313	20,777,401
Total liabilities and stockholders’ equity	$48,731,992	$48,594,768

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock and Additional Paid-in Capital		Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2020	442,895,261	$3,447,698	$—	$44,398	$7,573,144	$11,065,240
Net income	—	—	—	—	5,116,228	5,116,228
Other comprehensive loss	—	—	—	(84,893)	—	(84,893)
Issuance of common stock upon exercise of options	2,632,324	173,643	—	—	—	173,643
Repurchases of common stock	(1,182,410)	—	(600,022)	—	—	(600,022)
Shares withheld related to net share settlement	(382,068)	—	(224,168)	—	—	(224,168)
Stock-based compensation expense	—	403,220	—	—	—	403,220
Balances as of December 31, 2021	443,963,107	$4,024,561	$(824,190)	$(40,495)	$12,689,372	$15,849,248
Net income	—	—	—	—	4,491,924	4,491,924
Other comprehensive loss	—	—	—	(176,811)	—	(176,811)
Issuance of common stock upon exercise of options	1,383,669	37,588	—	—	—	37,588
Stock-based compensation expense	—	575,452	—	—	—	575,452
Balances as of December 31, 2022	445,346,776	$4,637,601	$(824,190)	$(217,306)	$17,181,296	$20,777,401
Net income	—	—	—	—	5,407,990	5,407,990
Other comprehensive loss	—	—	—	(6,639)	—	(6,639)
Issuance of common stock upon exercise of options	1,926,598	168,203	—	—	—	168,203
Repurchases of common stock	(14,513,790)	—	(6,098,010)	—	—	(6,098,010)
Stock-based compensation expense	—	339,368	—	—	—	339,368
Balances as of December 31, 2023	432,759,584	$5,145,172	$(6,922,200)	$(223,945)	$22,589,286	$20,588,313

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies
Description of Business
Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is one of the world’s leading entertainment services with over 260 million paid memberships in over 190 countries enjoying TV series, films and games across a wide variety of genres and languages. Members can play, pause and resume watching as much as they want, anytime, anywhere, and can change their plans at any time.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles ("GAAP") in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the content asset amortization policy and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates
Recently issued accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
Cash Equivalents and Short-term Investments
The Company considers investments in instruments purchased with an original maturity of 90 days or less to be cash equivalents. The Company also classifies amounts in transit from payment processors for customer credit card and debit card transactions that it expects to settle within several days as cash equivalents.
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
In the normal course of business, the Company, or a third-party producing content on the Company's behalf, may qualify for tax incentives through eligible spend on productions. The accounting for tax incentives is dependent on the particular type of incentive, including the nature of the benefit and the location the incentive is earned. In general, tax incentives are realized as cash receipts and may be received prior to or after a title launches on the Company’s service. Upon a title’s launch, any amounts the Company is eligible for through qualified production spend but has not received, are recognized in “Other current assets” or “Other non-current assets” on the Company’s Consolidated Balance Sheets as receivables. Tax incentives are generally accounted for as a reduction to the cost basis of the Company’s content assets (presented in “Content assets, net”) and reduce content amortization over the life of the title (as presented in “Cost of revenues”) on the Consolidated Statements of Operations.
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
Trade Receivables
Trade receivables consist primarily of amounts related to members and payment partners that collect membership fees on the Company's behalf. The Company evaluates the need for an allowance for credit losses based on historical collection trends, the financial condition of its payment partners, and external market factors. The Company's allowance for credit losses was not material as of December 31, 2023 and December 31, 2022.
Revenue Recognition
The Company's primary source of revenues is from monthly membership fees. Members are billed in advance of the start of their monthly membership and revenues are recognized ratably over each monthly membership period. Revenues are presented net of the taxes that are collected from members and remitted to governmental authorities. The Company is the principal in all its relationships where partners, including consumer electronics ("CE") manufacturers, multichannel video programming distributors ("MVPDs"), mobile operators and internet service providers ("ISPs"), provide access to the service as the Company retains control over service delivery to its members. In circumstances in which the price that the member pays is established by a partner and there is no standalone price for the Netflix service (for instance, in a bundle), the net amount collected from the partner is recognized as revenue.
The Company also earns revenue from advertisements presented on its streaming service, consumer products and various other sources. Revenues earned from sources other than monthly membership fees were not material for the years ended December 31, 2023, 2022, and 2021. See Note 2 Revenue Recognition to the consolidated financial statements for further information regarding revenues.
Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to the Company’s partners, including CE manufacturers, MVPDs, mobile operators and ISPs. Marketing expenses also include payroll, stock-based compensation, facilities, and other related expenses for personnel that support the Company's sales and marketing activities. Advertising expenses include promotional activities such as digital and television advertising. Advertising costs are expensed as incurred. Advertising expenses were $1,732 million, $1,586 million and $1,669 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Income Taxes
The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. We account for the tax effects of global intangible low tax income as a current period expense.
The Company does not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. The Company may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. See Note 10 Income Taxes to the consolidated financial statements for further information regarding income taxes.
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
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in "Interest and other income (expense)" in the Consolidated Statements of Operations. Foreign currency transactions resulted in a loss of $293 million, a gain of $282 million, and a gain of $403 million for the years ended December 31, 2023, 2022, and 2021, respectively. These gains and losses were primarily due to the non-cash remeasurement of our Senior Notes denominated in euros and the remeasurement of cash and content liability positions denominated in currencies other than functional currencies.
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
The gain or loss on derivative instruments designated as cash flow hedges of forecasted foreign currency revenue is initially reported as a component of accumulated other comprehensive income (“AOCI") and reclassified into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. The gain or loss on derivative instruments designated as cash flow hedges of firmly committed or forecasted transactions related to the licensing and production of content assets is initially reported as a component of AOCI and reclassified into “Cost of Revenues” on the Consolidated Statements of Operations in the same period the hedged transaction affects earnings, which occurs as the underlying hedged content assets are amortized. Cash flows from hedging activities are classified in the same category as the cash flows for the underlying item being hedged within "Net cash provided by operating activities" on the Consolidated Statements of Cash Flows.
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

2.Revenue Recognition
The following tables summarize streaming revenues, paid net membership additions (losses), and ending paid memberships by region for the years ended December 31, 2023, 2022 and 2021, respectively:

United States and Canada (UCAN)

	As of/Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues	$14,873,783	$14,084,643	$12,972,100
Paid net membership additions (losses)	5,832	(919)	1,279
Paid memberships at end of period (1)	80,128	74,296	75,215

Europe, Middle East, and Africa (EMEA)

	As of/Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues	$10,556,487	$9,745,015	$9,699,819
Paid net membership additions	12,084	2,693	7,338
Paid memberships at end of period (1)	88,813	76,729	74,036

Latin America (LATAM)

	As of/Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues	$4,446,461	$4,069,973	$3,576,976
Paid net membership additions	4,298	1,738	2,424
Paid memberships at end of period (1)	45,997	41,699	39,961

Asia-Pacific (APAC)

	As of/Year Ended December 31,
	2023	2022	2021
	(in thousands)
Revenues	$3,763,727	$3,570,221	$3,266,601
Paid net membership additions	7,315	5,391	7,140
Paid memberships at end of period (1)	45,338	38,023	32,632

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
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift and other prepaid memberships that have not been fully redeemed. As of December 31, 2023, total deferred revenue was $1,443 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $178 million increase in deferred revenue as compared to the balance of $1,265 million for the year ended December 31, 2022, is a result of the increase in membership fees billed due to increased memberships.

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

	Year Ended December 31,
	2023	2022	2021
	(in thousands, except per share data)
Basic earnings per share:
Net income	$5,407,990	$4,491,924	$5,116,228
Shares used in computation:
Weighted-average shares of common stock outstanding	441,571	444,698	443,155
Basic earnings per share	$12.25	$10.10	$11.55
Diluted earnings per share:
Net income	$5,407,990	$4,491,924	$5,116,228
Shares used in computation:
Weighted-average shares of common stock outstanding	441,571	444,698	443,155
Employee stock options	7,927	6,592	12,217
Weighted-average number of shares	449,498	451,290	455,372
Diluted earnings per share	$12.03	$9.95	$11.24
Employee stock options with exercise prices greater than the average market price of the common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Employee stock options	4,109	6,790	348

4.Cash, Cash Equivalents, Restricted Cash, and Short-term Investments
The Company classifies short-term investments, which consist of marketable securities with original maturities in excess of 90 days as available-for-sale. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price.
The following tables summarize the Company's cash, cash equivalents, restricted cash and short-term investments as of December 31, 2023 and 2022:

	As of December 31, 2023
	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$5,986,629	$—	$1,466	$81	$5,988,176
Level 1 securities:
Money market funds	925,652	—	—	55	925,707
Level 2 securities:
Time Deposits (1)	204,632	20,973	—	—	225,605

	$7,116,913	$20,973	$1,466	$136	$7,139,488
(1) The majority of the Company's time deposits are international deposits, which mature within one year.

	As of December 31, 2022
	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$4,071,584	$—	$3,410	$19,874	$4,094,868
Level 1 securities:
Money market funds	569,826	—	—	122	569,948
Level 2 securities:
Time Deposits (2)	505,766	911,276	—	—	1,417,042

	$5,147,176	$911,276	$3,410	$19,996	$6,081,858
(2) The majority of the Company's time deposits are domestic deposits, which mature within one year.
Other current assets include restricted cash for deposits related to self-insurance and letter of credit agreements. Non-current assets include restricted cash related to letter of credit agreements. The fair value of cash equivalents and short-term investments included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.
See Note 6 Debt to the consolidated financial statements for further information regarding the fair value of the Company’s senior notes.
There were no material gross realized gains or losses for the years ended December 31, 2023 and 2022.

5.Balance Sheet Components
Content Assets, Net
Content assets consisted of the following:

	As of December 31,
	2023	2022
	(in thousands)
Licensed content, net	$12,722,701	$12,732,549

Produced content, net
Released, less amortization	9,843,150	9,110,518
In production	8,247,578	10,255,940
In development and pre-production	844,627	637,706
	18,935,355	20,004,164

Content assets, net	$31,658,056	$32,736,713
As of December 31, 2023, approximately $5,777 million, $2,860 million, and $1,842 million of the $12,723 million unamortized cost of the licensed content is expected to be amortized in each of the next three years. As of December 31, 2023, approximately $3,766 million, $2,622 million, and $1,793 million of the $9,843 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
As of December 31, 2023, the amount of accrued participations and residuals was not material.
The following table represents the amortization of content assets:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Licensed content	$7,145,446	$7,681,978	$8,055,811
Produced content (1)	7,051,991	6,344,154	4,174,556
Total	$14,197,437	$14,026,132	$12,230,367
(1) Tax incentives earned on qualified production spend generally reduce the cost-basis of content assets and result in lower content amortization over the life of the title. For the years ended December 31, 2023 and 2022, tax incentives resulted in lower content amortization on produced content of approximately $835 million and $719 million, respectively.

Property and Equipment, Net

Property and equipment and accumulated depreciation consisted of the following:

	As of December 31,		Estimated Useful Lives (in Years)
	2023	2022
	(in thousands)
Land	$88,429	$85,005
Buildings	150,736	52,106	30 years
Leasehold improvements	1,032,492	1,040,570	Over life of lease
Furniture and fixtures	144,737	153,682	3 years
Information technology	414,092	442,681	3 years
Corporate aircraft	99,175	115,578	8-10 years
Machinery and equipment	10,334	26,821	3-5 years
Capital work-in-progress	406,492	235,555
Property and equipment, gross	2,346,487	2,151,998
Less: Accumulated depreciation	(855,043)	(753,741)
Property and equipment, net	$1,491,444	$1,398,257

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
The components of lease costs for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Operating lease cost	$430,856	$413,664	$389,805
Short-term lease cost	207,822	194,764	152,765
Total lease cost	$638,678	$608,428	$542,570

Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Cash paid for operating lease liabilities	$451,525	$413,034	$349,586
Right-of-use assets obtained in exchange for new operating lease obligations	196,639	252,393	764,142

	As of December 31,
	2023	2022
	(in thousands, except lease term and discount rate)
Operating lease right-of-use assets, net	$2,076,899	$2,227,122

Current operating lease liabilities	$383,312	$355,985
Non-current operating lease liabilities	2,046,801	2,222,503
Total operating lease liabilities	$2,430,113	$2,578,488

Weighted-average remaining lease term	7.5 years	8.3 years
Weighted-average discount rate	3.3%	3.2%

Maturities of operating lease liabilities as of December 31, 2023 were as follows (in thousands):

Due in 12 month period ended December 31,
2024	$460,353
2025	424,897
2026	401,306
2027	340,245
2028	282,465
Thereafter	827,117
2,736,383
Less imputed interest	(306,270)
Total operating lease liabilities	$2,430,113
The Company has additional operating leases for real estate of $343 million which have not commenced as of December 31, 2023, and as such, have not been recognized on the Company's Consolidated Balance Sheets. These operating leases are expected to commence in 2024 with lease terms between 2 and 11 years.

Other Current Assets
Other current assets consisted of the following:

	As of
	December 31, 2023	December 31, 2022
	(in thousands)
Trade receivables	$1,287,054	$988,898
Prepaid expenses	408,936	392,735
Other (1)	1,084,257	1,826,388
Total other current assets	$2,780,247	$3,208,021
(1) $555 million and $598 million of receivables related to tax incentives earned on production spend are included in Other as of December 31, 2023 and 2022, respectively.
The decrease in Other was primarily driven by receipt of amounts due under a modified content licensing arrangement.

6.Debt

As of December 31, 2023, the Company had aggregate outstanding notes of $14,543 million, net of $65 million of issuance costs, with varying maturities (the "Notes"). Of the outstanding balance, $400 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2022, the Company had aggregate outstanding long-term notes of $14,353 million, net of $79 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement loss totaling $176 million for the year ended December 31, 2023).

The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of December 31, 2023 and December 31, 2022:

	Principal Amount at Par				Level 2 Fair Value as of
	December 31, 2023	December 31, 2022	Issuance Date	Maturity	December 31, 2023	December 31, 2022
	(in millions)				(in millions)
5.750% Senior Notes	$400	$400	February 2014	March 2024	$400	$404
5.875% Senior Notes	800	800	February 2015	February 2025	807	811
3.000% Senior Notes (1)	519	503	April 2020	June 2025	516	495
3.625% Senior Notes	500	500	April 2020	June 2025	491	479
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	996	980
3.625% Senior Notes (1)	1,434	1,391	May 2017	May 2027	1,454	1,338
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,621	1,557
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	2,009	1,930
4.625% Senior Notes (1)	1,215	1,177	October 2018	May 2029	1,300	1,151
6.375% Senior Notes	800	800	October 2018	May 2029	872	830
3.875% Senior Notes (1)	1,325	1,284	April 2019	November 2029	1,372	1,201
5.375% Senior Notes	900	900	April 2019	November 2029	931	885
3.625% Senior Notes (1)	1,215	1,177	October 2019	June 2030	1,237	1,078
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,012	944
	$14,608	$14,432			$15,018	$14,083

(1) The following Senior Notes have a principal amount denominated in euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of December 31, 2023 and December 31, 2022, the Company was in compliance with all related covenants.

Revolving Credit Facility
On March 6, 2023, the Company amended its $1 billion unsecured revolving credit facility ("Revolving Credit Agreement") to replace the London interbank offered rate to a variable secured overnight financing rate (the “Term SOFR Rate”) as the rate to which interest payments are indexed, among other things. The Revolving Credit Agreement matures on June 17, 2026. Revolving loans may be borrowed, repaid and reborrowed until June 17, 2026, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of December 31, 2023, no amounts have been borrowed under the Revolving Credit Agreement.
The borrowings under the Revolving Credit Agreement bear interest, at the Company’s option, of either (i) a floating rate equal to a base rate (the “Alternate Base Rate”) or (ii) a rate equal to the Term SOFR Rate (or the applicable benchmark replacement), plus a margin of 0.75%. The Alternate Base Rate is defined as the greatest of (A) the rate of interest published by the Wall Street Journal, from time to time, as the prime rate, (B) the federal funds rate, plus 0.50% and (C) the Term SOFR Rate for a one-month tenor, plus 1.00%. The Term SOFR Rate is the forward-looking secured overnight financing rate administered by the Federal Reserve Bank of New York or a successor administrator, for the relevant interest period, but in no event shall the Term SOFR Rate be less than 0.00% per annum.
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of December 31, 2023 and December 31, 2022, the Company was in compliance with all related covenants.

7.Derivative Financial Instruments
In the fiscal year ended December 31, 2023, the Company entered into derivative financial instruments to manage foreign exchange risk related to its ongoing business operations with the primary objective of reducing operating income and cash flow volatility associated with fluctuations in foreign exchange rates. The Company did not use any derivative instruments prior to the fiscal year ended December 31, 2023.

Notional Amount of Derivative Contracts
The net notional amounts of the Company’s outstanding derivative instruments were as follows:

	As of December 31,
	2023	2022
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$8,783,273	$—
Total	$8,783,273	$—
Fair Value of Derivative Contracts
The fair value of the Company’s outstanding derivative instruments were as follows:

	As of December 31, 2023
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$26,416	$4,518	$140,089	$46,575
Total	$26,416	$4,518	$140,089	$46,575
The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate yield curves, and forward and spot prices for currencies.
As of December 31, 2023, the pre-tax net accumulated loss on our foreign currency cash flow hedges included in AOCI on the Consolidated Balance Sheets expected to be recognized in earnings within the next 12 months is $128 million.

Master Netting Agreements
In order to mitigate counterparty credit risk, the Company enters into master netting agreements with its counterparties for its foreign currency exchange contracts, which permit the parties to settle amounts on a net basis under certain conditions. The Company has elected to present its derivative assets and liabilities on a gross basis on its Consolidated Balance Sheets.
The Company also enters into collateral security arrangements with its counterparties that require the parties to post cash collateral when certain contractual thresholds are met. No cash collateral was received or posted by the Company as of December 31, 2023.
The potential offsetting effect to the Company’s derivative assets and liabilities under its master netting agreements and collateral security agreements were as follows:

	As of December 31, 2023
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$30,934	$—	$30,934	$(27,246)	$—	$3,688
Derivative liabilities	186,664	—	186,664	(27,246)	—	159,418
Effect of Derivative Instruments on Consolidated Financial Statements
The pre-tax gains (losses) on the Company’s cash flow hedges recognized in AOCI were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Cash flow hedges:
Foreign exchange contracts (1)
Amount included in the assessment of effectiveness	$(155,730)	$—	$—
Total	$(155,730)	$—	$—
(1) No amounts were excluded from the assessment of effectiveness.
No gains or losses on derivative instruments were reclassified from AOCI into the Consolidated Statements of Operations in the year ended December 31, 2023.

8. Commitments and Contingencies
Content
At December 31, 2023, the Company had $21.7 billion of obligations comprised of $4.5 billion included in "Current content liabilities" and $2.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $14.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
At December 31, 2022, the Company had $21.8 billion of obligations comprised of $4.5 billion included in "Current content liabilities" and $3.1 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $14.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
The expected timing of payments for these content obligations is as follows:

	As of December 31,
	2023	2022
	(in thousands)
Less than one year	$10,328,923	$10,038,483
Due after one year and through 3 years	8,784,302	9,425,551
Due after 3 years and through 5 years	2,016,358	2,124,307
Due after 5 years	583,766	243,606
Total content obligations	$21,713,349	$21,831,947

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

Non-Income Taxes
The Company is routinely under audit by various tax authorities with regard to non-income tax matters. The subject matter of non-income tax audits primarily arises from disputes on the tax treatment and tax rate applied to our revenue in certain jurisdictions. We accrue non-income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable.
Similar to other U.S. companies doing business in Brazil, the Company is involved in a number of matters with Brazilian tax authorities regarding non-income tax assessments. Although the Company believes it has meritorious defenses to these matters, there is inherent complexity and uncertainty with respect to these matters, and the final outcome may be materially different from our expectations. The current potential exposure with respect to the various issues with Brazilian tax authorities regarding non-income tax assessments is estimated to be approximately $300 million, which is expected to increase over time.

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
Stock Option Plan
In June 2020, the Company's stockholders approved the 2020 Stock Plan, which was adopted by the Company's Board of Directors in March 2020 subject to stockholder approval. The 2020 Stock Plan provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants.
A summary of the activities related to the Company’s stock option plans is as follows:

	Shares Available for Grant	Options Outstanding
		Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2020	21,702,085	18,676,810	$170.23
Granted	(1,556,725)	1,556,725	554.11
Exercised	—	(2,632,324)	65.97
Expired	—	(5,360)	34.63
Balances as of December 31, 2021	20,145,360	17,595,851	$219.83
Granted	(3,691,257)	3,691,257	267.94
Exercised	—	(1,383,669)	27.19
Expired	—	(6,578)	11.10
Balances as of December 31, 2022	16,454,103	19,896,861	$242.22
Granted	(1,729,218)	1,729,218	372.49
Exercised	—	(1,926,598)	87.30
Expired	—	(4,372)	36.39
Balances as of December 31, 2023	14,724,885	19,695,109	$268.86	5.35	$4,429,404
Vested and expected to vest as of December 31, 2023		19,695,109	$268.86	5.35	$4,429,404
Exercisable as of December 31, 2023		19,447,739	$267.37	5.30	$4,404,586
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2023 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2023. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Total intrinsic value of options exercised	$610,594	$345,839	$1,362,599
Cash received from options exercised	169,990	35,746	174,414

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

	Year Ended December 31,
	2023	2022	2021
Dividend yield	—%	—%	—%
Expected volatility	40% - 46%	38% - 52%	34% - 41%
Risk-free interest rate	3.57% - 4.56%	1.71% - 3.79%	1.08% - 1.62%
Suboptimal exercise factor	4.22 - 4.30	4.71 - 4.82	3.81 - 3.98
Valuation data:
Weighted-average fair value (per share)	$211.27	$155.88	$259.01
Total stock-based compensation expense (in thousands)	339,368	575,452	403,220
Total income tax impact on provision (in thousands)	61,588	127,289	89,642

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
In valuing shares issued under the Company’s employee stock option plans, the Company bases the risk-free interest rate on U.S. Treasury zero-coupon issues with terms similar to the contractual term of the options. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company does not use a post-vesting termination rate as options are generally fully vested upon grant date.
The total fair value of stock options that vested during the year ended December 31, 2023 was $311 million. The Company did not grant any stock options subject to vesting conditions in the years ended December 31, 2022 and 2021. As of December 31, 2023, $26 million of total unrecognized compensation cost related to nonvested stock options is expected to be recognized over a weighted-average period of 0.45 years.

Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date, and in September 2023, the Board of Directors increased the share repurchase authorization by an additional $10 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the year ended December 31, 2023, the Company repurchased 14,513,790 shares for an aggregate amount of $6,045 million. As of December 31, 2023, $8.4 billion remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss), net of tax:

	Foreign Currency Translation Adjustments	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Total
	(in thousands)
Balances as of December 31, 2020	$44,398	$—	$44,398
Other comprehensive income (loss) before reclassifications	(84,893)	—	(84,893)
Balances as of December 31, 2021	(40,495)	—	(40,495)
Other comprehensive income (loss) before reclassifications	(176,811)	—	(176,811)
Balances as of December 31, 2022	(217,306)	—	(217,306)
Other comprehensive income (loss) before reclassifications	113,384	(120,023)	(6,639)
Balances as of December 31, 2023	$(103,922)	$(120,023)	$(223,945)

10.    Income Taxes
Income before provision for income taxes was as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
United States	$5,602,762	$4,623,218	$5,349,749
Foreign	602,643	640,711	490,354
Income before income taxes	$6,205,405	$5,263,929	$5,840,103
The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Current tax provision:
Federal	$854,170	$109,910	$57,526
State	181,684	119,795	109,641
Foreign	304,539	676,827	357,189
Total current	1,340,393	906,532	524,356
Deferred tax provision:
Federal	(412,760)	(52,434)	188,937
State	(55,475)	(30,691)	(2,700)
Foreign	(74,743)	(51,402)	13,282
Total deferred	(542,978)	(134,527)	199,519
Provision for income taxes	$797,415	$772,005	$723,875
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory Federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Expected tax expense at U.S. Federal statutory tax rate	$1,303,123	$1,105,428	$1,226,422
State income taxes, net of Federal income tax effect	104,717	92,084	111,400
Foreign earnings at other than U.S. rates	(32,292)	104,665	(86,489)
Research and development tax credit	(87,036)	(146,615)	(82,909)
Excess tax benefits on stock-based compensation	(119,043)	(75,211)	(290,899)
Foreign-derived intangible income deduction	(426,597)	(361,013)	(192,238)
Nontaxable and nondeductible items	41,782	44,046	37,144
Other	12,761	8,621	1,444
Provision for income taxes	$797,415	$772,005	$723,875
Effective Tax Rate	13%	15%	12%

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Stock-based compensation	$486,876	$443,456
Tax credits and net operating loss carryforwards	544,431	409,411
Capitalized research expenses	593,439	323,998
Accruals and reserves	137,251	119,732
Operating lease liabilities	516,574	551,418
Unrealized losses	62,213	—
Other	11,615	2,234
Total deferred tax assets	2,352,399	1,850,249
Valuation allowance	(442,293)	(343,342)
Net deferred tax assets	1,910,106	1,506,907
Deferred tax liabilities:
Depreciation & amortization	(357,477)	(456,717)
Operating right-of-use lease assets	(435,216)	(473,928)
Unrealized gains	—	(47,283)
Acquired intangibles	(233,433)	(267,438)
Other	(9,430)	—
Total deferred tax liabilities	(1,035,556)	(1,245,366)
Net deferred tax assets	$874,550	$261,541
The following table shows the deferred tax assets and liabilities within our Consolidated Balance Sheets:

	As of December 31,
	2023	2022
	(in thousands)
Total deferred tax assets:
Other non-current assets	$1,000,760	$261,541
Total deferred tax liabilities:
Other non-current liabilities	(126,210)	—
Net deferred tax assets	$874,550	$261,541

As of December 31, 2023, for tax return purposes, the Company had $582 million of California R&D tax credit carryforwards which can be carried forward indefinitely, $838 million of state net operating loss carryforwards which will begin to expire in 2026, $19 million of foreign tax credit carryforwards which will begin to expire in 2033, and $421 million of foreign net operating loss carryforwards which will begin to expire in 2024.
In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2023, the valuation allowance of $442 million was primarily related to California R&D tax credits, state net operating loss carryforwards, and foreign tax credits that the Company does not expect to realize.
At December 31, 2023, we have not provided for applicable U.S. income and foreign withholding taxes on approximately $52 million of our foreign undistributed earnings because such earnings are intended to be indefinitely reinvested. At December 31, 2023, we provided taxes and recorded a deferred tax liability on our undistributed foreign earnings for which we are not indefinitely reinvested.
The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as “Other non-current liabilities” and a reduction of deferred tax assets which is classified as "Other non-current assets" in the Consolidated Balance Sheets. As of December 31, 2023 and 2022, the total amount of gross unrecognized tax benefits was $327 million and $227 million, respectively, of which $188 million and $155 million, respectively, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows:

	As of December 31,
	2023	2022	2021
	(in thousands)
Balance at the beginning of the year	$226,977	$202,557	$140,124
Increases related to tax positions taken during the current period	65,630	26,865	35,317
Increases related to tax positions taken during prior periods	76,794	—	27,116
Decreases related to tax positions taken during prior periods	(10,117)	(2,445)	—
Decreases related to settlements with taxing authorities	(32,179)	—	—
Decreases related to expiration of statute of limitations	—	—	—
Balance at the end of the year	$327,105	$226,977	$202,557
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes and in “Other non-current liabilities” in the Consolidated Balance Sheets. During the years ended December 31, 2023, 2022 and 2021, the Company recorded $25 million, $2 million, and less than $1 million, respectively, of interest and penalties in the provision for income taxes. The amount of interest and penalties accrued at December 31, 2023 and 2022 was $28 million and $3 million, respectively.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for years 2016 through 2018 and is subject to examination for 2019 through 2022. The foreign and state tax returns for years 2016 through 2022 are subject to examination by various state and foreign jurisdictions. While the Company is in various stages of inquiry and examination with certain taxing authorities and we believe that our tax positions will more likely than not be sustained, it is nonetheless possible that future obligations related to these matters could arise. We believe that adequate amounts have been reserved for any adjustments that may ultimately result from an examination.
Given the potential outcome of current examinations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible adjustments cannot be made at this time.

11.    Employee Benefit Plan
The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 80% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board. During the years ended December 31, 2023, 2022 and 2021, the Company’s matching contributions totaled $114 million, $102 million and $85 million, respectively.

Multiemployer Benefit Plans
The Company contributes to various multiemployer defined pension plans under the terms of collective bargaining agreements that cover our union-represented employees. The risks of participating in multiemployer pension plans are different from single-employer plans such that (i) contributions made by the Company to the multiemployer pension plans may be used to provide benefits to employees of other participating employers; (ii) if the Company chooses to stop participating in the multiemployer pension plans, it may be required to pay those plans an amount based on the underfunded status of the plan; and (iii) if a company stops contributing to the multiemployer pension plan, the unfunded obligations of the plan may become the obligation of the remaining participating employers. The Company also contributes to various other multiemployer benefit plans that provide health and welfare benefits to both active and retired participants. The Company does not participate in any multiemployer benefit plans that are individually significant to the Company.
The following table summarizes the Company's contributions to multiemployer pension and health plans for the years ended December 31, 2023, 2022 and 2021, respectively:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Pension benefits	$57,285	$127,885	$111,133
Health benefits	85,157	96,285	83,153
Total contributions	$142,442	$224,170	$194,286

12.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its co-chief executive officers, who review financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance and allocating resources.
    Total U.S. revenues were $13.8 billion, $13.0 billion and $12.1 billion for the years ended December 31, 2023, 2022 and 2021, respectively. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
    The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets were located as follows:

	As of December 31,
	2023	2022
	(in thousands)
United States	$2,724,710	$2,745,071
International	843,633	880,308

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022
3.2	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 19, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 19, 2014
4.3	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	February 5, 2015
4.4	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015
4.5	Indenture, dated as of October 27, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	October 27, 2016
4.6	First Supplemental Indenture, dated as of September 24, 2014, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	10-Q	001-35727	4.7	April 20, 2017
4.7	Indenture, dated as of May 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	May 3, 2017
4.8	Indenture, dated as of October 26, 2017, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	October 26, 2017
4.9	Indenture, dated as of April 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	April 26, 2018
4.10	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (6.375% Senior Notes due 2029)	8-K	001-35727	4.1	October 26, 2018
4.11	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.625% Senior Notes due 2029)	8-K	001-35727	4.3	October 26, 2018
4.12	Indenture, dated as of April 29, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (5.375% Senior Notes due 2029)	8-K	001-35727	4.1	April 29, 2019
4.13	Indenture, dated as of April 29, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.875% Senior Notes due 2029)	8-K	001-35727	4.3	April 29, 2019
4.14	Indenture, dated as of October 25, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.875% Senior Notes due 2030)	8-K	001-35727	4.1	October 25, 2019
4.15	Indenture, dated as of October 25, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.625% Senior Notes due 2030)	8-K	001-35727	4.3	October 25, 2019
4.16	Indenture, dated as of April 28, 2020, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.625% Senior Notes due 2025)	8-K	001-35727	4.1	April 28, 2020

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
4.17	Indenture, dated as of April 28, 2020, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.000% Senior Notes due 2025)	8-K	001-35727	4.3	April 28, 2020
4.18	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-35727	4.2	January 26, 2023
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.3†	2020 Stock Plan	Def 14A	001-35727	A	April 22, 2020
10.4†	Description of Director Equity Compensation Plan	8-K	001-35727	Item 5.02	January 24, 2018
10.5†	Amended and Restated Performance Bonus Plan	8-K	001-35727	10.1	December 9, 2022
10.6†	Amended and Restated Executive Severance and Retention Incentive Plan	8-K	001-35727	10.1	September 10, 2021
10.7	Revolving Credit Agreement among the Company, Deutsche bank AG New York Branch, Goldman Sachs Bank USA, JPMorgan Chase Bank, N.A., Morgan Stanley Senior Funding, Inc. and Wells Fargo Bank, N.A. and the administrative agent, dated as of July 27, 2017	10-Q	001-35727	10.15	October 18, 2017
10.8	First Amendment Agreement, dated as of March 29, 2019, among Netflix, Inc., the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	001-35727	10.1	April 1, 2019
10.9	Second Amendment Agreement, dated as of June 17, 2021, among Netflix, Inc., the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.	8-K	001-35727	10.1	June 17, 2021
10.10	Third Amendment Agreement, dated as of March 6, 2023, among Netflix, Inc., the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as administrative agent.	10-Q	001-35727	10.2	April 21, 2023
10.11†	Form of Stock Option Agreement under the 2011 Stock Plan	10-K	001-35727	10.11	January 27, 2022
10.12†	Form of Stock Option Agreement under the 2020 Stock Plan	10-K	001-35727	10.11	January 26, 2023
10.13†	Netflix, Inc. 2020 Stock Plan Form of Restricted Stock Unit Award Agreement	8-K	001-35727	10.1	December 8, 2023
10.14†	Netflix, Inc. 2020 Stock Plan Form of Performance-Based Restricted Stock Unit Award Agreement	8-K	001-35727	10.2	December 8, 2023
10.15†	Netflix, Inc. Executive Officer Severance Plan	8-K	001-35727	10.3	December 8, 2023
10.16†	Executive Severance and Retention Incentive Plan as Amended and Restated effective January 1, 2024	8-K	001-35727	10400	December 8, 2023
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Netflix, Inc. Clawback Policy					X
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL					X

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

Netflix, Inc.

Dated:	January 26, 2024	By:	/S/ TED SARANDOS
Ted Sarandos Co-Chief Executive Officer (principal executive officer)

Dated:	January 26, 2024	By:	/S/ GREG PETERS
Greg Peters Co-Chief Executive Officer (principal executive officer)

POWER OF ATTORNEY
KNOWN ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ted Sarandos, Greg Peters, and Spencer Neumann, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his substitute or substituted, may lawfully do or cause to be done by virtue thereof.
Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ TED SARANDOS	Co-Chief Executive Officer and Director (principal executive officer)	January 26, 2024
Ted Sarandos

/S/ GREG PETERS	Co-Chief Executive Officer and Director (principal executive officer)	January 26, 2024
Greg Peters

/S/ SPENCER NEUMANN	Chief Financial Officer (principal financial officer)	January 26, 2024
Spencer Neumann

/S/ JEFFREY KARBOWSKI	Chief Accounting Officer (principal accounting officer)	January 26, 2024
Jeffrey Karbowski

/S/ REED HASTINGS	Executive Chairman and Director	January 26, 2024
Reed Hastings

/S/ RICHARD BARTON	Director	January 26, 2024
Richard Barton

/S/ MATHIAS DÖPFNER	Director	January 26, 2024
Mathias Döpfner

/S/ TIMOTHY M. HALEY	Director	January 26, 2024
Timothy M. Haley

/S/ JAY C. HOAG	Director	January 26, 2024
Jay C. Hoag

/S/ LESLIE J. KILGORE	Director	January 26, 2024
Leslie J. Kilgore

/S/ STRIVE MASIYIWA	Director	January 26, 2024
Strive Masiyiwa

/S/ ANN MATHER	Director	January 26, 2024
Ann Mather

/S/ SUSAN RICE	Director	January 26, 2024
Susan Rice

/S/ BRAD SMITH	Director	January 26, 2024
Brad Smith

/S/ ANNE SWEENEY	Director	January 26, 2024
Anne Sweeney