Form 10-Q
period 2024-03-31
NETFLIX INC
filed 2024-04-22
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2024, there were 430,964,991 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues	$9,370,440	$8,161,503
Cost of revenues	4,977,073	4,803,625
Marketing	654,340	555,362
Technology and development	702,473	687,275
General and administrative	404,020	400,924
Operating income	2,632,534	1,714,317
Other income (expense):
Interest expense	(173,314)	(174,239)
Interest and other income (expense)	155,359	(71,204)
Income before income taxes	2,614,579	1,468,874
Provision for income taxes	(282,370)	(163,754)
Net income	$2,332,209	$1,305,120

Earnings per share:
Basic	$5.40	$2.93
Diluted	$5.28	$2.88
Weighted-average shares of common stock outstanding:
Basic	432,090	445,244
Diluted	441,654	452,417

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Net income	$2,332,209	$1,305,120
Other comprehensive income:
Foreign currency translation adjustments	(73,052)	25,611
Cash flow hedges:
Net unrealized gains	176,604	—
Reclassification of net losses included in net income	8,514	—
Net change, net of income tax expense of $55 million and $0, respectively	185,118	—
Total other comprehensive income	112,066	25,611
Comprehensive income	$2,444,275	$1,330,731

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net income	$2,332,209	$1,305,120
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(3,728,967)	(2,458,666)
Change in content liabilities	(189,441)	(354,791)
Amortization of content assets	3,670,805	3,459,984
Depreciation and amortization of property, equipment and intangibles	87,234	90,335
Stock-based compensation expense	76,345	99,099
Foreign currency remeasurement loss (gain) on debt	(130,801)	80,651
Other non-cash items	97,181	120,008
Deferred income taxes	(107,077)	(98,782)
Changes in operating assets and liabilities:
Other current assets	38,049	(88,522)
Accounts payable	(145,265)	(89,668)
Accrued expenses and other liabilities	251,782	185,299
Deferred revenue	26,515	(2,390)
Other non-current assets and liabilities	(66,047)	(68,937)
Net cash provided by operating activities	2,212,522	2,178,740
Cash flows from investing activities:
Purchases of property and equipment	(75,714)	(62,019)
Purchases of short-term investments	—	(201,634)
Net cash used in investing activities	(75,714)	(263,653)
Cash flows from financing activities:
Repayments of debt	(400,000)	—
Proceeds from issuance of common stock	268,881	26,028
Repurchases of common stock	(2,000,000)	(400,101)
Taxes paid related to net share settlement of equity awards	(1,825)	—
Net cash used in financing activities	(2,132,944)	(374,073)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(95,790)	26,423
Net increase (decrease) in cash, cash equivalents and restricted cash	(91,926)	1,567,437
Cash, cash equivalents and restricted cash at beginning of period	7,118,515	5,170,582
Cash, cash equivalents and restricted cash at end of period	$7,026,589	$6,738,019

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,024,766	$7,116,913
Short-term investments	20,973	20,973
Other current assets	2,875,574	2,780,247
Total current assets	9,921,313	9,918,133
Content assets, net	31,662,100	31,658,056
Property and equipment, net	1,501,168	1,491,444
Other non-current assets	5,743,140	5,664,359
Total assets	$48,827,721	$48,731,992
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,436,021	$4,466,470
Accounts payable	607,348	747,412
Accrued expenses and other liabilities	1,977,428	1,803,960
Deferred revenue	1,469,484	1,442,969
Short-term debt	798,936	399,844
Total current liabilities	9,289,217	8,860,655
Non-current content liabilities	2,370,692	2,578,173
Long-term debt	13,217,038	14,143,417
Other non-current liabilities	2,585,364	2,561,434
Total liabilities	27,462,311	28,143,679
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at March 31, 2024 and December 31, 2023; 430,964,991 and 432,759,584 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	5,489,850	5,145,172
Treasury stock at cost (19,648,480 and 16,078,268 shares at March 31, 2024 and December 31, 2023, respectively)	(8,934,056)	(6,922,200)
Accumulated other comprehensive loss	(111,879)	(223,945)
Retained earnings	24,921,495	22,589,286
Total stockholders’ equity	21,365,410	20,588,313
Total liabilities and stockholders’ equity	$48,827,721	$48,731,992

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2024	March 31, 2023
Total stockholders' equity, beginning balances	$20,588,313	$20,777,401

Common stock and additional paid-in capital:
Beginning balances	$5,145,172	$4,637,601
Issuance of common stock	268,333	25,695
Stock-based compensation expense	76,345	99,099
Ending balances	$5,489,850	$4,762,395

Treasury stock:
Beginning balances	$(6,922,200)	$(824,190)
Repurchases of common stock to be held as treasury stock	(2,011,856)	(404,730)
Ending balances	$(8,934,056)	$(1,228,920)

Accumulated other comprehensive loss:
Beginning balances	$(223,945)	$(217,306)
Other comprehensive income	112,066	25,611
Ending balances	$(111,879)	$(191,695)

Retained earnings:
Beginning balances	$22,589,286	$17,181,296
Net income	2,332,209	1,305,120
Ending balances	$24,921,495	$18,486,416

Total stockholders' equity, ending balances	$21,365,410	$21,828,196

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim consolidated financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2024. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the amortization of content assets and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of the results for a full year.
The following is provided to update the Company’s significant accounting policies previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Derivative Financial Instruments
The Company uses derivative instruments to manage foreign exchange risk related to its ongoing business operations with the primary objective of reducing earnings and cash flow volatility associated with fluctuations in foreign exchange rates.
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
Cash flow hedges
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
Derivative instruments not designated as hedging instruments
The Company enters into forward contracts to manage the foreign exchange risk on intercompany transactions and monetary assets and liabilities that are not denominated in the functional currencies of the Company and its subsidiaries. These derivative instruments are not designated as hedging instruments and may reduce, but do not entirely eliminate, the effect of foreign currency exchange movements. The gain or loss on derivative instruments not designated as hedging instruments are recorded in “Interest and other income (expense)” in the Consolidated Statements of Operations. Cash flows related to these derivative instruments are classified within "Net cash provided by operating activities" on the Consolidated Statements of Cash Flows.

See Note 7 Derivative Financial Instruments to the consolidated financial statements for further information regarding the Company’s derivative financial instruments.
Stock-based Compensation
The Company grants non-qualified stock options to its employees on a monthly basis. For certain executive officers, the Company grants restricted stock units ("RSUs") and performance-based restricted stock units ("PSUs"). Stock-based compensation expense is based on the fair value of the stock awards at the grant date and is recognized, net of forfeitures, over the requisite service period. See Note 9 Stockholders' Equity to the consolidated financial statements for further information regarding stock-based compensation.
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

2. Revenue Recognition
The following tables summarize streaming revenues, paid net membership additions (losses), and ending paid memberships by region for the three months ended March 31, 2024 and March 31, 2023, respectively. Hedging gains and losses are included in “Streaming revenues” for the three months ended March 31, 2024. No hedge gains and losses were recognized as “Streaming revenues” in the comparative prior year period. See Note 7 Derivative Financial Instruments for further information.

United States and Canada (UCAN)

	As of/Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Streaming revenues	$4,224,315	$3,608,645
Paid net membership additions	2,530	102
Paid memberships at end of period (1)	82,658	74,398

Europe, Middle East, and Africa (EMEA)

	As of/Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Streaming revenues	$2,958,193	$2,517,641
Paid net membership additions	2,916	644
Paid memberships at end of period (1)	91,729	77,373

Latin America (LATAM)

	As of/Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Streaming revenues	$1,165,008	$1,070,192
Paid net membership additions (losses)	1,723	(450)
Paid memberships at end of period (1)	47,720	41,249

Asia-Pacific (APAC)

	As of/Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Streaming revenues	$1,022,924	$933,523
Paid net membership additions	2,157	1,455
Paid memberships at end of period (1)	47,495	39,478

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
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of March 31, 2024, total deferred revenue was $1,469 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $27 million increase in deferred revenue as compared to the balance of $1,443 million as of December 31, 2023 is a result of the increase in membership fees billed due to increased memberships and price increases.

3. Earnings Per Share

Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the period. Potential shares of common stock are calculated using the treasury-stock method and consist of incremental shares issuable upon the assumed exercise of stock options and vesting of time-based and performance-based restricted stock units. The computation of earnings per share is as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands, except per share data)
Basic earnings per share:
Net income	$2,332,209	$1,305,120
Shares used in computation:
Weighted-average shares of common stock outstanding	432,090	445,244
Basic earnings per share	$5.40	$2.93

Diluted earnings per share:
Net income	$2,332,209	$1,305,120
Shares used in computation:
Weighted-average shares of common stock outstanding	432,090	445,244
Effect of dilutive stock-based awards	9,564	7,173
Weighted-average number of shares	441,654	452,417
Diluted earnings per share	$5.28	$2.88

The following table summarizes the potential shares of common stock excluded from the diluted calculation as their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Stock-based awards	685	5,847

4. Cash, Cash Equivalents, Restricted Cash, and Short-term Investments
The Company classifies short-term investments, which consist of marketable securities with original maturities in excess of 90 days as available-for-sale. The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price.
The following tables summarize the Company's cash, cash equivalents, restricted cash and short-term investments as of March 31, 2024 and December 31, 2023:

	As of March 31, 2024
	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$6,169,888	$—	$1,690	$78	$6,171,656
Level 1 securities:
Money market funds	573,922	—	—	55	573,977
Level 2 securities:
Time Deposits (1)	280,956	20,973	—	—	301,929

	$7,024,766	$20,973	$1,690	$133	$7,047,562

	As of December 31, 2023
	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$5,986,629	$—	$1,466	$81	$5,988,176
Level 1 securities:
Money market funds	925,652	—	—	55	925,707
Level 2 securities:
Time Deposits (1)	204,632	20,973	—	—	225,605

	$7,116,913	$20,973	$1,466	$136	$7,139,488
(1) The majority of the Company's time deposits are international deposits, which mature within one year.
Other current assets include restricted cash for deposits related to self-insurance. Non-current assets include restricted cash related to letter of credit agreements. The fair value of cash equivalents and short-term investments included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.
See Note 6 Debt and Note 7 Derivative Financial Instruments to the consolidated financial statements for further information regarding the fair value of the Company’s senior notes and derivative financial instruments.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	(in thousands)
Licensed content, net	$12,549,546	$12,722,701

Produced content, net
Released, less amortization	9,917,832	9,843,150
In production	8,242,560	8,247,578
In development and pre-production	952,162	844,627
	19,112,554	18,935,355

Content assets, net	$31,662,100	$31,658,056

As of March 31, 2024, the amount of accrued participations and residuals was not material.
The following table represents the amortization of content assets:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Licensed content	$1,835,117	$1,723,678
Produced content	1,835,688	1,736,306
Total	$3,670,805	$3,459,984

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	March 31, 2024	December 31, 2023	Estimated Useful Lives
	(in thousands)
Land	$88,468	$88,429
Buildings	156,345	150,736	30 years
Leasehold improvements	1,043,759	1,032,492	Over life of lease
Furniture and fixtures	139,968	144,737	3 years
Information technology	399,742	414,092	3 years
Corporate aircraft	99,175	99,175	8-10 years
Machinery and equipment	10,632	10,334	3-5 years
Capital work-in-progress	447,682	406,492
Property and equipment, gross	2,385,771	2,346,487
Less: Accumulated depreciation	(884,603)	(855,043)
Property and equipment, net	$1,501,168	$1,491,444

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Cash paid for operating lease liabilities	$125,306	$113,407
Right-of-use assets obtained in exchange for new operating lease obligations	183,962	20,894

	As of
	March 31, 2024	December 31, 2023
	(in thousands)
Operating lease right-of-use assets, net	$2,159,325	$2,076,899

Current operating lease liabilities	397,628	383,312
Non-current operating lease liabilities	2,098,004	2,046,801
Total operating lease liabilities	$2,495,632	$2,430,113

Other Current Assets
Other current assets consisted of the following:

	As of
	March 31, 2024	December 31, 2023
	(in thousands)
Trade receivables	$1,228,691	$1,287,054
Prepaid expenses	454,145	408,936
Other	1,192,738	1,084,257
Total other current assets	$2,875,574	$2,780,247

6. Debt
As of March 31, 2024, the Company had aggregate outstanding notes of $14,016 million, net of $61 million of issuance costs, with varying maturities (the "Notes"). Of the outstanding balance, $799 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2023, the Company had aggregate outstanding notes of $14,543 million, net of $65 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates. A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain totaling $131 million for the three months ended March 31, 2024).
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of March 31, 2024 and December 31, 2023:

	Principal Amount at Par				Level 2 Fair Value as of
	March 31, 2024	December 31, 2023	Issuance Date	Maturity	March 31, 2024	December 31, 2023
	(in millions)				(in millions)
5.750% Senior Notes	$—	$400	February 2014	March 2024	$—	$400
5.875% Senior Notes	800	800	February 2015	February 2025	803	807
3.000% Senior Notes (1)	507	519	April 2020	June 2025	503	516
3.625% Senior Notes	500	500	April 2020	June 2025	490	491
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	985	996
3.625% Senior Notes (1)	1,401	1,434	May 2017	May 2027	1,416	1,454
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,598	1,621
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,976	2,009
4.625% Senior Notes (1)	1,187	1,215	October 2018	May 2029	1,256	1,300
6.375% Senior Notes	800	800	October 2018	May 2029	853	872
3.875% Senior Notes (1)	1,295	1,325	April 2019	November 2029	1,325	1,372
5.375% Senior Notes	900	900	April 2019	November 2029	920	931
3.625% Senior Notes (1)	1,187	1,215	October 2019	June 2030	1,199	1,237
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	994	1,012
	$14,077	$14,608			$14,318	$15,018
(1) The following Senior Notes have a principal amount denominated in euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
In the three months ended March 31, 2024, the Company repaid upon maturity the $400 million aggregate principal amount of its 5.750% Senior Notes.

Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all related covenants.
Revolving Credit Facility
On March 6, 2023, the Company amended its $1 billion unsecured revolving credit facility ("Revolving Credit Agreement") to replace the London interbank offered rate to a variable secured overnight financing rate (the “Term SOFR Rate”) as the rate to which interest payments are indexed, among other things. The Revolving Credit Agreement matures on June 17, 2026. Revolving loans may be borrowed, repaid and reborrowed until June 17, 2026, at which time all amounts borrowed must be repaid. The Company may use the proceeds of future borrowings under the Revolving Credit Agreement for working capital and general corporate purposes. As of March 31, 2024, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Company is also obligated to pay a commitment fee on the undrawn amounts of the Revolving Credit Agreement at an annual rate of 0.10%. The Revolving Credit Agreement requires the Company to comply with certain covenants, including covenants that limit or restrict the ability of the Company’s subsidiaries to incur debt and limit or restrict the ability of the Company and its subsidiaries to grant liens and enter into sale and leaseback transactions; and, in the case of the Company or a guarantor, merge, consolidate, liquidate, dissolve or sell, transfer, lease or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries, taken as a whole. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all related covenants.
Subsequent to March 31, 2024, the Company entered into a five-year, $3 billion unsecured revolving credit facility (the “New Revolving Credit Agreement”), which terminated and replaced the Revolving Credit Agreement. Refer to Note 12, Subsequent Event, for additional details.

7. Derivative Financial Instruments
The Company uses derivative instruments to manage foreign exchange risk related to its ongoing business operations with the primary objective of reducing earnings and cash flow volatility associated with fluctuations in foreign exchange rates.

Notional Amount of Derivative Contracts
The net notional amounts of the Company’s outstanding derivative instruments were as follows:

	As of
	March 31, 2024	December 31, 2023
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$9,734,421	$8,783,273
Derivatives not designated as hedging instruments:
Foreign exchange contracts	526,681	—
Total	$10,261,102	$8,783,273
Fair Value of Derivative Contracts
The fair value of the Company’s outstanding derivative instruments was as follows:

	As of March 31, 2024
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$102,960	$27,812	$41,788	$7,548
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2,975	—	628	—
Total	$105,935	$27,812	$42,416	$7,548

	As of December 31, 2023
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$26,416	$4,518	$140,089	$46,575
Derivatives not designated as hedging instruments:
Foreign exchange contracts	—	—	—	—
Total	$26,416	$4,518	$140,089	$46,575
The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate yield curves, and forward and spot prices for currencies.
As of March 31, 2024, the pre-tax net accumulated gain on our foreign currency cash flow hedges included in AOCI on the Consolidated Balance Sheets expected to be recognized in earnings within the next 12 months is $60 million.
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
The Company also enters into collateral security arrangements with its counterparties that require the parties to post cash collateral when certain contractual thresholds are met. No cash collateral was received or posted by the Company as of March 31, 2024 and December 31, 2023.
The potential offsetting effect to the Company’s derivative assets and liabilities under its master netting agreements and collateral security agreements were as follows:

	As of March 31, 2024
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$133,747	$—	$133,747	$(29,781)	$—	$103,966
Derivative liabilities	49,964	—	49,964	(29,781)	—	20,183

	As of December 31, 2023
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$30,934	$—	$30,934	$(27,246)	$—	$3,688
Derivative liabilities	186,664	—	186,664	(27,246)	—	159,418

Effect of Derivative Instruments on Consolidated Financial Statements
The pre-tax gains (losses) on the Company’s cash flow hedges recognized in AOCI were as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands)
Cash flow hedges:
Foreign exchange contracts (1)
Amount included in the assessment of effectiveness	$229,144	$—
Total	$229,144	$—
(1) No amounts were excluded from the assessment of effectiveness.
The gains (losses) on derivative instruments recognized in the Consolidated Statement of Operations were as follows:

	Three Months Ended
	March 31, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$9,370,440	$4,977,073	$155,359

Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(11,241)	194	—
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	4,266
No gains or losses on derivative instruments were recognized in the Consolidated Statements of Operations in the three months ended March 31, 2023.

8. Commitments and Contingencies

Content
As of March 31, 2024, the Company had $24.2 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $2.4 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $17.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
As of December 31, 2023, the Company had $21.7 billion of obligations comprised of $4.5 billion included in "Current content liabilities" and $2.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $14.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.

The expected timing of payments for these content obligations is as follows:

	As of
	March 31, 2024	December 31, 2023
	(in thousands)
Less than one year	$11,066,048	$10,328,923
Due after one year and through three years	9,378,186	8,784,302
Due after three years and through five years	2,820,168	2,016,358
Due after five years	930,598	583,766
Total content obligations	$24,195,000	$21,713,349
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
Guarantees— Indemnification Obligations
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

9. Stockholders’ Equity
Equity Incentive Plans
The Netflix, Inc. 2020 Stock Plan is a stockholder-approved plan that provides for the grant of incentive stock options to employees and for the grant of non-statutory stock options, stock appreciation rights, restricted stock and restricted stock units to employees, directors and consultants.
Stock Option Activity
Stock options are generally vested in full upon grant date and exercisable for the full ten-year contractual term regardless of employment status. Stock options granted to certain named executive officers vest on the one-year anniversary of the grant date, subject to the employee’s continuous employment or service with the Company through the vesting date.
The following table summarizes the activities related to the Company’s stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2023	19,695,109	$268.86
Granted	198,574	526.29
Exercised	(1,768,956)	151.68
Expired	(1,181)	57.46
Balances as of March 31, 2024	18,123,546	$283.13
Vested and expected to vest as of March 31, 2024	18,123,546	$283.13
Exercisable as of March 31, 2024	17,919,888	$281.72

Restricted Stock Unit Activity
The Company grants time-based restricted stock unit (“RSU”) awards and performance-based restricted stock unit (“PSU”) awards to certain executive officers. RSU awards vest quarterly over a three-year period subject to the executive’s continued employment or service with the Company through the vesting date. PSU awards have performance periods ranging from one to three years and vest depending on the Company’s achievement of predetermined market-based performance targets.
The following table summarizes the activities related to the Company’s unvested RSUs and PSUs:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Balances as of December 31, 2023	—	$—
Granted	159,978	686.36
Vested	(6,663)	562.00
Forfeited	—	—
Balances as of March 31, 2024	153,315	$691.76
Stock-based Compensation
Total stock-based compensation expense was $76 million and $99 million for the three months ended March 31, 2024 and 2023, respectively.

Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date, and in September 2023, the Board of Directors increased the share repurchase authorization by an additional $10 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three months ended March 31, 2024, the Company repurchased 3,566,965 shares for an aggregate amount of $2.0 billion. As of March 31, 2024, $6.4 billion remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of March 31, 2024, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated balances of other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Tax (expense) benefit	Total
	(in thousands)
Balances as of December 31, 2023	$(103,922)	$(155,730)	$35,707	$(223,945)
Other comprehensive income (loss) before reclassifications	(73,052)	229,144	(52,540)	103,552
Amounts reclassified from accumulated other comprehensive income (loss)	—	11,047	(2,533)	8,514
Net change in accumulated other comprehensive income (loss)	(73,052)	240,191	(55,073)	112,066
Balances as of March 31, 2024	$(176,974)	$84,461	$(19,366)	$(111,879)

	Foreign Currency Translation Adjustments	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Tax (expense) benefit	Total
	(in thousands)
Balances as of December 31, 2022	$(217,306)	$—	$—	$(217,306)
Other comprehensive income (loss) before reclassifications	25,611	—	—	25,611
Net change in accumulated other comprehensive income (loss)	25,611	—	—	25,611
Balances as of March 31, 2023	$(191,695)	$—	$—	$(191,695)
The following table summarizes the amounts reclassified from AOCI to the Consolidated Statement of Operations:

	Three Months Ended
	March 31, 2024
	Revenues	Cost of Revenues	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	$(11,241)	$194	$2,533	$(8,514)
No gains or losses on derivative instruments were reclassified from AOCI into the Consolidated Statements of Operations in the three months ended March 31, 2023.

10. Income Taxes

	Three Months Ended
	March 31, 2024	March 31, 2023
	(in thousands, except percentages)
Provision for income taxes	$282,370	$163,754
Effective tax rate	11%	11%

The effective tax rate for the three months ended March 31, 2024 differed from the Federal statutory rate primarily due to the foreign-derived intangible income deduction and excess tax benefits on stock-based compensation.

11. Segment and Geographic Information

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its co-chief executive officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
Total U.S. revenues were $3.9 billion and $3.3 billion for the three months ended March 31, 2024 and 2023, respectively. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, were located as follows:

	As of
	March 31, 2024	December 31, 2023
	(in thousands)
United States	$2,747,928	$2,724,710
International	912,565	843,633

12. Subsequent Event

On April 12, 2024, the Company entered into a new five-year revolving credit agreement that provides for a $3 billion unsecured revolving credit facility, subject to certain terms and conditions as set forth therein. Revolving loans will bear interest, at the Company’s option, at either (i) a floating rate per annum equal to a base rate (the “Alternate Base Rate”) plus an applicable margin or (ii) a per annum rate equal to an adjusted term SOFR rate (the “Adjusted Term SOFR Rate”) plus an applicable margin. The applicable margin for Alternate Base Rate loans will range from 0% to 0.25%, and the applicable margin for Adjusted Term SOFR Rate loans will range from 0.75% to 1.25%, each based on the Company’s credit ratings. As of April 22, 2024, there were no borrowings outstanding under the credit agreement.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our ability to improve our content offerings and service; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, net cash provided by (used in) operating activities, and access to financing sources; capital allocation strategies, including any stock repurchases or repurchase programs; seasonality; impact of foreign exchange rate fluctuations, including on net income, revenues and average revenues per paying member; expectations regarding hedging activity; impact of interest rate fluctuations; adequacy of existing facilities; future regulatory changes and their impact on our business; intellectual property; price changes and testing; accounting treatment for changes related to content assets; acquisitions; membership growth, including impact of content and pricing changes on membership growth; member viewing patterns; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming; content amortization; resolution of tax examinations; tax expense; unrecognized tax benefits; deferred tax assets; and our ability to effectively manage change and growth. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission (“SEC”) on January 26, 2024, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A.
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

Overview
We are one of the world’s leading entertainment services with over 269 million paid memberships in over 190 countries enjoying TV series, films and games across a wide variety of genres and languages. Members can play, pause and resume watching as much as they want, anytime, anywhere, and can change their plans at any time.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/Three Months Ended		Change
	March 31, 2024	March 31, 2023	Q1'24 vs. Q1'23
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$9,370,440	$8,130,001	$1,240,439	15%
DVD revenues (1)	—	31,502	(31,502)	(100)%
Total revenues	$9,370,440	$8,161,503	$1,208,937	15%

Operating income	$2,632,534	$1,714,317	$918,217	54%
Operating margin	28%	21%	7%

Global Streaming Memberships:
Paid net membership additions	9,326	1,751	7,575	433%
Paid memberships at end of period	269,602	232,498	37,104	16%
Average paying memberships	264,939	231,623	33,316	14%
Average monthly revenue per paying membership	$11.79	$11.70	$0.09	1%
Constant currency change (2)				4%

(1) We discontinued our DVD-by-mail service in September 2023. The discontinuance of our DVD business had an immaterial impact on our operations and financial results.
(2) We believe the non-GAAP financial measure of constant currency revenue is useful in analyzing the underlying trends in average monthly revenue per paying membership (ARM) absent foreign currency fluctuations. However, this non-GAAP financial measure should be considered in addition to, not as a substitute for, or superior to other financial measures prepared in accordance with GAAP.
In order to exclude the effect of foreign currency rate fluctuations on ARM, we calculate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period and exclude the impact of hedging gains or losses realized as revenues. Constant currency percentage change in ARM is calculated as the percentage change between current period constant currency ARM and the prior comparative period ARM. The impact of hedging gains or losses is excluded from both the current and prior periods. For the three months ended March 31, 2024, our revenues would have been approximately $271 million higher excluding the impact of hedging and had foreign currency exchange rates remained constant with those for the three months ended March 31, 2023.
Operating margin for the three months ended March 31, 2024 increased seven percentage points as compared to the prior comparative period, primarily due to revenues growing at a faster rate as compared to the growth in cost of revenues, general and administrative expenses, and technology and development expenses, partially offset by higher growth in marketing expenses as compared to the growth in revenues.

Streaming Revenues
We primarily derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of March 31, 2024, pricing on our paid plans ranged from the U.S. dollar equivalent of $1 to $28 per month, and pricing on our extra member sub accounts ranged from the U.S. dollar equivalent of $2 to $8 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
We also earn revenue from advertisements presented on our streaming service, consumer products and various other sources. Revenues earned from sources other than monthly membership fees were not material for the three months ended March 31, 2024 and March 31, 2023.

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Q1'24 vs. Q1'23
	(in thousands, except percentages)
Streaming revenues	$9,370,440	$8,130,001	$1,240,439	15%

Streaming revenues for the three months ended March 31, 2024 increased 15% as compared to the three months ended March 31, 2023, primarily due to the growth in average paying memberships and price increases, partially offset by unfavorable changes in foreign exchange rates.
The following tables summarize streaming revenue and other streaming membership information by region for the three months ended March 31, 2024 and 2023. Hedging gains and losses are included in “Streaming revenues” for the three months ended March 31, 2024. No hedging gains and losses were recognized as “Streaming revenues” in the comparative prior year period.

United States and Canada (UCAN)

	As of/Three Months Ended		Change
	March 31, 2024	March 31, 2023	Q1'24 vs. Q1'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$4,224,315	$3,608,645	$615,670	17%
Paid net membership additions	2,530	102	2,428	2,380%
Paid memberships at end of period	82,658	74,398	8,260	11%
Average paying memberships	81,393	74,347	7,046	9%
Average monthly revenue per paying membership	$17.30	$16.18	$1.12	7%
Constant currency change				7%
Europe, Middle East, and Africa (EMEA)

	As of/Three Months Ended		Change
	March 31, 2024	March 31, 2023	Q1'24 vs. Q1'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$2,958,193	$2,517,641	$440,552	17%
Paid net membership additions	2,916	644	2,272	353%
Paid memberships at end of period	91,729	77,373	14,356	19%
Average paying memberships	90,271	77,051	13,220	17%
Average monthly revenue per paying membership	$10.92	$10.89	$0.03	—%
Constant currency change				—%

Latin America (LATAM)

	As of/Three Months Ended		Change
	March 31, 2024	March 31, 2023	Q1'24 vs. Q1'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$1,165,008	$1,070,192	$94,816	9%
Paid net membership additions (losses)	1,723	(450)	2,173	483%
Paid memberships at end of period	47,720	41,249	6,471	16%
Average paying memberships	46,859	41,474	5,385	13%
Average monthly revenue per paying membership	$8.29	$8.60	$(0.31)	(4)%
Constant currency change				16%
Asia-Pacific (APAC)

	As of/Three Months Ended		Change
	March 31, 2024	March 31, 2023	Q1'24 vs. Q1'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$1,022,924	$933,523	$89,401	10%
Paid net membership additions	2,157	1,455	702	48%
Paid memberships at end of period	47,495	39,478	8,017	20%
Average paying memberships	46,417	38,751	7,666	20%
Average monthly revenue per paying membership	$7.35	$8.03	$(0.68)	(8)%
Constant currency change				(4)%
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

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Q1'24 vs. Q1'23
	(in thousands, except percentages)
Cost of revenues	$4,977,073	$4,803,625	$173,448	4%
As a percentage of revenues	53%	59%
The increase in cost of revenues for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 is primarily due to a $211 million increase in content amortization relating to our existing and new content, partially offset by a $38 million decrease in other cost of revenues.
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

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Q1'24 vs. Q1'23
	(in thousands, except percentages)
Marketing	$654,340	$555,362	$98,978	18%
As a percentage of revenues	7%	7%
The increase in marketing expenses was primarily due to a $65 million increase in advertising expenses due to the timing of content releases, coupled with a $27 million increase in personnel-related costs.
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

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Q1'24 vs. Q1'23
	(in thousands, except percentages)
Technology and development	$702,473	$687,275	$15,198	2%
As a percentage of revenues	7%	8%
Technology and development expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 remained relatively flat.
General and Administrative
General and administrative expenses consist primarily of payroll, stock-based compensation, facilities, and other related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Q1'24 vs. Q1'23
	(in thousands, except percentages)
General and administrative	$404,020	$400,924	$3,096	1%
As a percentage of revenues	4%	5%
General and administrative expenses for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 remained relatively flat.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Q1'24 vs. Q1'23
	(in thousands, except percentages)
Interest expense	$173,314	$174,239	$(925)	(1)%
As a percentage of revenues	2%	2%
Interest expense primarily consists of interest on our Notes of $173 million for the three months ended March 31, 2024. Interest expense for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023 remained relatively flat.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Q1'24 vs. Q1'23
	(in thousands, except percentages)
Interest and other income (expense)	$155,359	$(71,204)	$226,563	318%
As a percentage of revenues	2%	(1)%
Interest and other income (expense) increased in the three months ended March 31, 2024 primarily due to foreign exchange gains of $94 million, compared to losses of $107 million for the corresponding period in 2023. In the three months ended March 31, 2024, the foreign exchange gains were primarily driven by the non-cash gain of $131 million from the remeasurement of our €5,170 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three months ended March 31, 2023, the foreign exchange losses were primarily driven by the non-cash loss of $81 million from the remeasurement of our €5,170 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies. The change in foreign currency gains and losses was coupled with a $19 million increase in interest income earned due to higher average interest rates for the three months ended March 31, 2024 as compared to the corresponding period in 2023.
Provision for Income Taxes

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Q1'24 vs. Q1'23
	(in thousands, except percentages)
Provision for income taxes	$282,370	$163,754	$118,616	72%
Effective tax rate	11%	11%
The effective tax rate for the three months ended March 31, 2024 remained relatively flat as compared to the same period in 2023.
Liquidity and Capital Resources

	As of		Change
	March 31, 2024	December 31, 2023	March 31, 2024 vs. December 31, 2023
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$7,047,562	$7,139,488	$(91,926)	(1)%
Short-term and long-term debt	14,015,974	14,543,261	(527,287)	(4)%

Cash, cash equivalents, restricted cash and short-term investments decreased $92 million in the three months ended March 31, 2024 primarily due to the repurchase of stock and repayment of debt, partially offset by cash provided by operations.

Debt, net of debt issuance costs, decreased $527 million primarily due to the repayment upon maturity of the $400 million aggregate principal amount of our 5.750% Senior Notes in the three months ended March 31, 2024, coupled with the remeasurement of our euro-denominated notes. The amount of principal and interest on our outstanding notes due in the next twelve months is $1,476 million. As of March 31, 2024, no amounts had been borrowed under the $1 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
We anticipate that we may periodically raise additional debt capital. Our ability to obtain this or any additional financing that we may choose or need, including for the refinancing of upcoming maturities or potential strategic acquisitions and investments, will depend on, among other things, our development efforts, business plans, operating performance and the condition of the capital markets at the time we seek financing. We may not be able to obtain such financing on terms acceptable to us or at all. If we raise additional funds through the issuance of equity or debt securities, those securities may have rights, preferences or privileges senior to the rights of our common stock, and our stockholders may experience dilution.
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date, and in September 2023, the Board of Directors increased the share repurchase authorization by an additional $10 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. During the three months ended March 31, 2024, the Company repurchased 3,566,965 shares of common stock for an aggregate amount of $2.0 billion. As of March 31, 2024, $6.4 billion remains available for repurchases.
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
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of March 31, 2024, the expected timing of those payments are as follows:

	Payments due by Period
Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$24,195,000	$11,066,048	$13,128,952
Debt (2)	17,171,547	1,476,407	15,695,140
Operating lease obligations (3)	2,977,341	500,327	2,477,014
Total	$44,343,888	$13,042,782	$31,301,106

(1)As of March 31, 2024, content obligations were comprised of $4.4 billion included in “Current content liabilities” and $2.4 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $17.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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

Note 5 Balance Sheet Components in the accompanying notes to our consolidated financial statements for further details regarding leases.

Cash Flows
The following table summarizes our cash flows:

	Three Months Ended		Change
	March 31, 2024	March 31, 2023	Q1'24 vs. Q1'23
	(in thousands, except percentages)
Net cash provided by operating activities	$2,212,522	$2,178,740	$33,782	2%
Net cash used in investing activities	(75,714)	(263,653)	(187,939)	(71)%
Net cash used in financing activities	(2,132,944)	(374,073)	1,758,871	470%

Net cash provided by operating activities increased $34 million from the three months ended March 31, 2023 to $2,213 million for the three months ended March 31, 2024. The increase in net cash provided by operating activities was primarily driven by a $1,027 million or 79% increase in net income and favorable changes in working capital, partially offset by an increase in payments for content assets. The payments for content assets increased $1,105 million, from $2,813 million to $3,918 million, or 39%.
Net cash used in investing activities decreased $188 million from the three months ended March 31, 2023 to $76 million for the three months ended March 31, 2024. The decrease in net cash used in investing activities is primarily due to there being no purchases of short-term investments in the three months ended March 31, 2024, as compared to purchases of short-term investments for an aggregate amount of $202 million in the three months ended March 31, 2023, partially offset by an increase in purchases of property and equipment.
Net cash used in financing activities increased $1,759 million from the three months ended March 31, 2023 to $2,133 million for the three months ended March 31, 2024. The increase in net cash used in financing activities is primarily due to repurchases of common stock for an aggregate amount of $2.0 billion in the three months ended March 31, 2024 as compared to repurchases of common stock for an aggregate amount of $400 million in the three months ended March 31, 2023, coupled with the repayment upon maturity of the $400 million aggregate principal amount of our 5.750% Senior Notes in the three months ended March 31, 2024 as compared to no repayments of debt in the corresponding period in 2023. The increase in net cash used in financing activities was partially offset by the $243 million increase in proceeds from the issuance of common stock in the three months ended March 31, 2024 as compared to the corresponding period in 2023, due to an increase in employee stock options exercised.

Indemnification
The information set forth under Note 8 Commitments and Contingencies to the consolidated financial statements under the caption “Indemnification” is incorporated herein by reference.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2023, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
For financial market risks related to changes in interest rates, reference is made to Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in Part II of our Annual Report on Form 10-K for the year ended December 31, 2023. Our exposure to market risk has not changed significantly since December 31, 2023.
Interest Rate Risk
At March 31, 2024, our cash equivalents and short-term investments were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate.
As of March 31, 2024, we had $14.1 billion of debt, consisting of fixed rate unsecured debt in thirteen tranches due between 2025 and 2030. Refer to Note 6 Debt to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.
Foreign Currency Risk
We operate our business globally and transact in multiple currencies. Currencies denominated in other than the U.S. dollar accounted for 56% of revenue and 31% of operating expenses for the three months ended March 31, 2024. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Argentine peso, and the Mexican peso.
Accordingly, volatility in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. Excluding the impact of hedging gains or losses realized as revenues, our revenues for the three months ended March 31, 2024 would have been approximately $271 million higher had foreign currency exchange rates remained constant with those for the three months ended March 31, 2023. See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding our non-GAAP financial measure of constant currency.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted U.S. dollar-equivalent revenues from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges of forecasted foreign currency revenue and initially record the gains or losses on these derivative instruments as a component of accumulated other comprehensive income (“AOCI”) and reclassify the amounts into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. If the U.S dollar weakened by 10% as of March 31, 2024 and December 31, 2023, the amounts recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $1 billion and $958 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying forecasted revenues when recognized in earnings.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted and firmly committed U.S. dollar-equivalent transactions related to the licensing and production of content assets from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Cost of Revenues” to offset the hedged exposures as they affect earnings, which occurs as the underlying hedged content assets are amortized. If the U.S dollar strengthened by 10% as of March 31, 2024 and December 31, 2023, the amounts recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $82 million and $71 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying exposures when recognized in earnings.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the three months ended March 31, 2024, we began entering into foreign exchange forward contracts to mitigate the foreign exchange risk on intercompany transactions and monetary assets and liabilities that are not denominated in the functional currencies of the Company and its subsidiaries. These derivative instruments are not designated as hedging instruments and may reduce, but do not entirely eliminate, the effect of foreign currency exchange movements. The gain or loss on derivative instruments not designated as hedging instruments are recorded in “Interest and other income (expense)” in the Consolidated Statements of Operations. If an adverse change in exchange rates of 10% was applied to our monetary assets and liabilities denominated in currencies other than the functional currencies as of March 31, 2024 and December 31, 2023, income before income taxes would have been approximately $437 million and $516 million lower, respectively, after considering the offsetting impact of the foreign currency exchange contracts. The hypothetical adverse change in income before taxes is primarily driven by foreign exchange losses on our Senior Notes denominated in euros.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
The information set forth under Note 8 Commitments and Contingencies in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.Risk Factors
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Company Purchases of Equity Securities
Stock repurchases during the three months ended March 31, 2024 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
January 1 - 31, 2024	1,149,260	$496.02	1,149,260	$7,784,803
February 1 - 29, 2024	1,245,058	$571.66	1,245,058	$7,073,047
March 1 - 31, 2024	1,172,647	$612.45	1,172,647	$6,354,858
Total	3,566,965		3,566,965

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

Item 5.Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Leslie Kilgore (1)	Director	Adoption	1/29/2024	4/23/2025	6,010
Anne Sweeney (2)	Director	Adoption	1/30/2024	4/25/2025	6,039

(1) Leslie Kilgore, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on January 29, 2024. Ms. Kilgore's plan provides for the potential exercise of vested stock options and the associated sale of up to 6,010 shares of Netflix common stock. The plan expires on April 23, 2025, or upon the earlier completion of all authorized transactions under the plan.

(2) Anne Sweeney, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on January 30, 2024. Ms. Sweeney's plan provides for the potential exercise of vested stock options and the associated sale of up to 6,039 shares of Netflix common stock. The plan expires on April 25, 2025, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022

3.2	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	April 22, 2024	By:	/s/ Ted Sarandos
Ted Sarandos Co-Chief Executive Officer (Principal executive officer)

Dated:	April 22, 2024	By:	/s/ Greg Peters
Greg Peters Co-Chief Executive Officer (Principal executive officer)

Dated:	April 22, 2024	By:	/s/ Jeffrey Karbowski
Jeffrey Karbowski Chief Accounting Officer (Principal accounting officer)