Form 10-Q
period 2024-06-30
NETFLIX INC
filed 2024-07-19
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2024, there were 429,164,615 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	$9,559,310	$8,187,301	$18,929,750	$16,348,804
Cost of revenues	5,174,143	4,673,470	10,151,216	9,477,095
Marketing	644,084	627,168	1,298,424	1,182,530
Technology and development	711,254	657,983	1,413,727	1,345,258
General and administrative	426,992	401,497	831,012	802,421
Operating income	2,602,837	1,827,183	5,235,371	3,541,500
Other income (expense):
Interest expense	(167,986)	(174,812)	(341,300)	(349,051)
Interest and other income (expense)	79,005	26,961	234,364	(44,243)
Income before income taxes	2,513,856	1,679,332	5,128,435	3,148,206
Provision for income taxes	(366,550)	(191,722)	(648,920)	(355,476)
Net income	$2,147,306	$1,487,610	$4,479,515	$2,792,730

Earnings per share:
Basic	$4.99	$3.35	$10.39	$6.28
Diluted	$4.88	$3.29	$10.16	$6.18
Weighted-average shares of common stock outstanding:
Basic	430,065	443,881	431,078	444,559
Diluted	439,739	451,572	440,697	451,990

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$2,147,306	$1,487,610	$4,479,515	$2,792,730
Other comprehensive income:
Foreign currency translation adjustments	(75,246)	52,429	(148,298)	78,040
Cash flow hedges:
Net unrealized gains	123,733	—	300,337	—
Reclassification of net gains included in net income	(25,722)	—	(17,208)	—
Net change, net of income tax expense of $29 million, $0, $84 million, and $0, respectively	98,011	—	283,129	—
Total other comprehensive income	22,765	52,429	134,831	78,040
Comprehensive income	$2,170,071	$1,540,039	$4,614,346	$2,870,770

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net income	$2,147,306	$1,487,610	$4,479,515	$2,792,730
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(4,048,852)	(3,683,007)	(7,777,819)	(6,141,673)
Change in content liabilities	(366,572)	46,119	(556,013)	(308,672)
Amortization of content assets	3,769,690	3,410,021	7,440,495	6,870,005
Depreciation and amortization of property, equipment and intangibles	81,227	89,385	168,461	179,720
Stock-based compensation expense	68,766	78,030	145,111	177,129
Foreign currency remeasurement loss (gain) on debt	(42,692)	28,952	(173,493)	109,603
Other non-cash items	138,588	121,483	235,769	241,491
Deferred income taxes	(209,387)	(103,172)	(316,464)	(201,954)
Changes in operating assets and liabilities:
Other current assets	(28,959)	(183,049)	9,090	(271,571)
Accounts payable	(19,358)	38,332	(164,623)	(51,336)
Accrued expenses and other liabilities	(114,303)	177,831	137,479	363,130
Deferred revenue	4,236	49,647	30,751	47,257
Other non-current assets and liabilities	(88,843)	(117,950)	(154,890)	(186,887)
Net cash provided by operating activities	1,290,847	1,440,232	3,503,369	3,618,972
Cash flows from investing activities:
Purchases of property and equipment	(78,287)	(100,972)	(154,001)	(162,991)
Purchases of short-term investments	—	(303,228)	—	(504,862)
Proceeds from maturities of short-term investments	—	501,937	—	501,937
Net cash provided by (used in) investing activities	(78,287)	97,737	(154,001)	(165,916)
Cash flows from financing activities:
Repayments of debt	—	—	(400,000)	—
Proceeds from issuance of common stock	118,750	34,717	387,631	60,745
Repurchases of common stock	(1,599,998)	(645,146)	(3,599,998)	(1,045,247)
Taxes paid related to net share settlement of equity awards	(1,883)	—	(3,708)	—
Other financing activities	(6,250)	(38,920)	(6,250)	(38,920)
Net cash used in financing activities	(1,489,381)	(649,349)	(3,622,325)	(1,023,422)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(122,723)	39,626	(218,513)	66,049
Net increase (decrease) in cash, cash equivalents and restricted cash	(399,544)	928,246	(491,470)	2,495,683
Cash, cash equivalents and restricted cash at beginning of period	7,026,589	6,738,019	7,118,515	5,170,582
Cash, cash equivalents and restricted cash at end of period	$6,627,045	$7,666,265	$6,627,045	$7,666,265

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,624,939	$7,116,913
Short-term investments	30,973	20,973
Other current assets	2,959,641	2,780,247
Total current assets	9,615,553	9,918,133
Content assets, net	31,927,355	31,658,056
Property and equipment, net	1,510,958	1,491,444
Other non-current assets	6,045,029	5,664,359
Total assets	$49,098,895	$48,731,992
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,391,437	$4,466,470
Accounts payable	598,557	747,412
Accrued expenses and other liabilities	1,876,244	1,803,960
Deferred revenue	1,473,720	1,442,969
Short-term debt	1,800,041	399,844
Total current liabilities	10,139,999	8,860,655
Non-current content liabilities	2,028,782	2,578,173
Long-term debt	12,180,024	14,143,417
Other non-current liabilities	2,637,397	2,561,434
Total liabilities	26,986,202	28,143,679
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at June 30, 2024 and December 31, 2023; 429,164,615 and 432,759,584 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	5,680,061	5,145,172
Treasury stock at cost (22,229,834 and 16,078,268 shares at June 30, 2024 and December 31, 2023, respectively)	(10,547,055)	(6,922,200)
Accumulated other comprehensive loss	(89,114)	(223,945)
Retained earnings	27,068,801	22,589,286
Total stockholders’ equity	22,112,693	20,588,313
Total liabilities and stockholders’ equity	$49,098,895	$48,731,992

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Total stockholders' equity, beginning balances	$21,365,410	$21,828,196	$20,588,313	$20,777,401

Common stock and additional paid-in capital:
Beginning balances	$5,489,850	$4,762,395	$5,145,172	$4,637,601
Issuance of common stock	121,445	33,783	389,778	59,478
Stock-based compensation expense	68,766	78,030	145,111	177,129
Ending balances	$5,680,061	$4,874,208	$5,680,061	$4,874,208

Treasury stock:
Beginning balances	$(8,934,056)	$(1,228,920)	$(6,922,200)	$(824,190)
Repurchases of common stock to be held as treasury stock	(1,612,999)	(647,833)	(3,624,855)	(1,052,563)
Ending balances	$(10,547,055)	$(1,876,753)	$(10,547,055)	$(1,876,753)

Accumulated other comprehensive loss:
Beginning balances	$(111,879)	$(191,695)	$(223,945)	$(217,306)
Other comprehensive income	22,765	52,429	134,831	78,040
Ending balances	$(89,114)	$(139,266)	$(89,114)	$(139,266)

Retained earnings:
Beginning balances	$24,921,495	$18,486,416	$22,589,286	$17,181,296
Net income	2,147,306	1,487,610	4,479,515	2,792,730
Ending balances	$27,068,801	$19,974,026	$27,068,801	$19,974,026

Total stockholders' equity, ending balances	$22,112,693	$22,832,215	$22,112,693	$22,832,215

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

Derivative Financial Instruments and Hedging Activities
The Company uses derivative and non-derivative instruments to manage foreign exchange risk related to its ongoing business operations with the primary objective of reducing earnings and cash flow volatility associated with fluctuations in foreign exchange rates.
The Company recognizes derivative instruments at fair value as either assets (presented in “Other current assets” and “Other non-current assets”) or liabilities (presented in “Accrued expenses and other liabilities” and “Other non-current liabilities”) on the Company’s Consolidated Balance Sheets. The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy.
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
Net investment hedges
The Company designates a portion of its foreign currency-denominated debt as net investment hedges to manage the foreign exchange risk on its investment in certain foreign subsidiaries. These hedges may reduce, but do not entirely eliminate, the effect of foreign currency exchange movements, and the Company may choose not to hedge certain exposures. The gains or losses on these non-derivative instruments are reported as a component of AOCI as part of the cumulative translation adjustment on the Company’s Consolidated Balance Sheets. The accumulated gains and losses remain in AOCI until the hedged net investment is sold or liquidated, at which point the amounts recognized in AOCI are reclassified into earnings.

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
See Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
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

2. Revenue Recognition
The following tables summarize streaming revenues, paid net membership additions, and ending paid memberships by region for the three and six months ended June 30, 2024 and June 30, 2023, respectively. Hedging gains and losses are included in “Streaming revenues” for the three and six months ended June 30, 2024. No hedge gains and losses were recognized as “Streaming revenues” in the comparative prior year periods. See Note 7 Derivative Financial Instruments and Hedging Activities for further information.

United States and Canada (UCAN)

	As of/Three Months Ended		As of/Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Streaming revenues	$4,295,560	$3,599,448	$8,519,875	$7,208,093
Paid net membership additions	1,451	1,173	3,981	1,275
Paid memberships at end of period (1)	84,109	75,571	84,109	75,571

Europe, Middle East, and Africa (EMEA)

	As of/Three Months Ended		As of/Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Streaming revenues	$3,007,772	$2,562,170	$5,965,965	$5,079,811
Paid net membership additions	2,235	2,434	5,151	3,078
Paid memberships at end of period (1)	93,964	79,807	93,964	79,807

Latin America (LATAM)

	As of/Three Months Ended		As of/Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Streaming revenues	$1,204,145	$1,077,435	$2,369,153	$2,147,627
Paid net membership additions	1,530	1,217	3,253	767
Paid memberships at end of period (1)	49,250	42,466	49,250	42,466

Asia-Pacific (APAC)

	As of/Three Months Ended		As of/Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Streaming revenues	$1,051,833	$919,273	$2,074,757	$1,852,796
Paid net membership additions	2,829	1,068	4,986	2,523
Paid memberships at end of period (1)	50,324	40,546	50,324	40,546

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
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of June 30, 2024, total deferred revenue was $1,474 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $31 million increase in deferred revenue as compared to the balance of $1,443 million as of December 31, 2023 is a result of the increase in membership fees billed due to increased memberships and price increases.

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

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands, except per share data)
Basic earnings per share:
Net income	$2,147,306	$1,487,610	$4,479,515	$2,792,730
Shares used in computation:
Weighted-average shares of common stock outstanding	430,065	443,881	431,078	444,559
Basic earnings per share	$4.99	$3.35	$10.39	$6.28

Diluted earnings per share:
Net income	$2,147,306	$1,487,610	$4,479,515	$2,792,730
Shares used in computation:
Weighted-average shares of common stock outstanding	430,065	443,881	431,078	444,559
Effect of dilutive stock-based awards	9,674	7,691	9,619	7,431
Weighted-average number of shares	439,739	451,572	440,697	451,990
Diluted earnings per share	$4.88	$3.29	$10.16	$6.18

The following table summarizes the potential shares of common stock excluded from the diluted calculation as their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Stock-based awards	118	4,348	402	5,097

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
The following tables summarize the Company's cash, cash equivalents, restricted cash and short-term investments as of June 30, 2024 and December 31, 2023:

	As of June 30, 2024
	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$6,005,440	$—	$1,973	$77	$6,007,490
Level 1 securities:
Money market funds	356,346	—	—	56	356,402
Level 2 securities:
Time Deposits (1)	263,153	30,973	—	—	294,126

	$6,624,939	$30,973	$1,973	$133	$6,658,018

	As of December 31, 2023
	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets	Total
	(in thousands)
Cash	$5,986,629	$—	$1,466	$81	$5,988,176
Level 1 securities:
Money market funds	925,652	—	—	55	925,707
Level 2 securities:
Time Deposits (1)	204,632	20,973	—	—	225,605

	$7,116,913	$20,973	$1,466	$136	$7,139,488
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
See Note 6 Debt and Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the fair value of the Company’s senior notes and derivative financial instruments.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	(in thousands)
Licensed content, net	$12,358,540	$12,722,701

Produced content, net
Released, less amortization	10,033,753	9,843,150
In production	8,810,544	8,247,578
In development and pre-production	724,518	844,627
	19,568,815	18,935,355

Content assets, net	$31,927,355	$31,658,056

As of June 30, 2024, the amount of accrued participations and residuals was not material.
The following table represents the amortization of content assets:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Licensed content	$1,884,491	$1,779,321	$3,719,608	$3,502,999
Produced content	1,885,199	1,630,700	3,720,887	3,367,006
Total	$3,769,690	$3,410,021	$7,440,495	$6,870,005
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	June 30, 2024	December 31, 2023	Estimated Useful Lives
	(in thousands)
Land	$85,000	$85,000
Buildings and improvements	384,312	154,165	30 years
Leasehold improvements	1,048,874	1,032,492	Over life of lease
Furniture and fixtures	144,030	144,737	3 years
Information technology	411,448	414,092	3 years
Corporate aircraft	99,175	99,175	8-10 years
Machinery and equipment	11,572	10,334	3-5 years
Capital work-in-progress	241,274	406,492
Property and equipment, gross	2,425,685	2,346,487
Less: Accumulated depreciation	(914,727)	(855,043)
Property and equipment, net	$1,510,958	$1,491,444

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Cash paid for operating lease liabilities	$130,104	$114,760	$255,410	$228,167
Right-of-use assets obtained in exchange for new operating lease obligations	160,812	91,572	344,774	112,466

	As of
	June 30, 2024	December 31, 2023
	(in thousands)
Operating lease right-of-use assets, net	$2,223,261	$2,076,899

Current operating lease liabilities	417,009	383,312
Non-current operating lease liabilities	2,127,120	2,046,801
Total operating lease liabilities	$2,544,129	$2,430,113

Other Current Assets
Other current assets consisted of the following:

	As of
	June 30, 2024	December 31, 2023
	(in thousands)
Trade receivables	$1,276,359	$1,287,054
Prepaid expenses	445,622	408,936
Other	1,237,660	1,084,257
Total other current assets	$2,959,641	$2,780,247

6. Debt
As of June 30, 2024, the Company had aggregate outstanding notes of $13,980 million, net of $58 million of issuance costs, with varying maturities (the "Notes"). Of the outstanding balance, $1,800 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2023, the Company had aggregate outstanding notes of $14,543 million, net of $65 million of issuance costs. Each of the Notes were issued at par and are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain totaling $43 million and $173 million, respectively, for the three and six months ended June 30, 2024). As of June 30, 2024, approximately $1 billion of the Company’s euro–denominated Senior Notes was designated as a hedge of the foreign exchange risk of the Company’s net investment in certain foreign subsidiaries. In the three and six months ended June 30, 2024, a pre-tax loss of $3 million on the Company’s euro-denominated Senior Notes designated as net investment hedges was recorded in AOCI. No amount of the Company’s euro-denominated Senior Notes was designated as a net investment hedge as of December 31, 2023 or in the comparative prior year periods. See Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of June 30, 2024 and December 31, 2023:

	Principal Amount at Par				Level 2 Fair Value as of
	June 30, 2024	December 31, 2023	Issuance Date	Maturity	June 30, 2024	December 31, 2023
	(in millions)				(in millions)
5.750% Senior Notes	$—	$400	February 2014	March 2024	$—	$400
5.875% Senior Notes	800	800	February 2015	February 2025	801	807
3.000% Senior Notes (1)	503	519	April 2020	June 2025	501	516
3.625% Senior Notes	500	500	April 2020	June 2025	491	491
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	982	996
3.625% Senior Notes (1)	1,394	1,434	May 2017	May 2027	1,399	1,454
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,591	1,621
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,959	2,009
4.625% Senior Notes (1)	1,178	1,215	October 2018	May 2029	1,233	1,300
6.375% Senior Notes	800	800	October 2018	May 2029	843	872
3.875% Senior Notes (1)	1,285	1,325	April 2019	November 2029	1,303	1,372
5.375% Senior Notes	900	900	April 2019	November 2029	909	931
3.625% Senior Notes (1)	1,178	1,215	October 2019	June 2030	1,176	1,237
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	985	1,012
	$14,038	$14,608			$14,173	$15,018
(1) The following Senior Notes have a principal amount denominated in euros: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
In the six months ended June 30, 2024, the Company repaid upon maturity the $400 million aggregate principal amount of its 5.750% Senior Notes.
Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens; enter into sale and lease-back transactions; create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries; and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all related covenants.

Revolving Credit Facility
On April 12, 2024, the Company entered into a five-year, $3 billion unsecured revolving credit facility that matures on April 12, 2029 (the “Revolving Credit Agreement”), to replace its previous $1 billion unsecured revolving credit facility. As of June 30, 2024, no amounts have been borrowed under the Revolving Credit Agreement.
The borrowings under the Revolving Credit Agreement bear interest, at the Company’s option, of either (i) a floating rate per annum equal to a base rate (the “Alternate Base Rate”) plus an applicable margin or (ii) a per annum rate equal to an adjusted term SOFR rate (the “Adjusted Term SOFR Rate”) plus an applicable margin. The applicable margin for Alternate Base Rate loans will range from 0.00% to 0.25%, and the applicable margin for Adjusted Term SOFR Rate loans will range from 0.75% to 1.25%, each based on the Company’s credit ratings.
The Revolving Credit Agreement contains customary affirmative covenants and negative covenants (and customary baskets and exceptions with respect thereto) for a credit facility of this size and type and requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 as of the last day of each fiscal quarter. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all related covenants and ratios.

7. Derivative Financial Instruments and Hedging Activities
The Company uses derivative and non-derivative instruments to manage foreign exchange risk related to its ongoing business operations with the primary objective of reducing earnings and cash flow volatility associated with fluctuations in foreign exchange rates.

Notional Amount of Derivative Contracts
The net notional amounts of the Company’s outstanding derivative instruments were as follows:

	As of
	June 30, 2024	December 31, 2023
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$9,549,472	$8,783,273
Derivatives not designated as hedging instruments:
Foreign exchange contracts	808,357	—
Total	$10,357,829	$8,783,273

Fair Value of Derivative Contracts
The fair value of the Company’s outstanding derivative instruments was as follows:

	As of June 30, 2024
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$197,119	$41,085	$26,586	$3,176
Derivatives not designated as hedging instruments:
Foreign exchange contracts	2,625	—	2,371	—
Total	$199,744	$41,085	$28,957	$3,176

	As of December 31, 2023
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$26,416	$4,518	$140,089	$46,575
Derivatives not designated as hedging instruments:
Foreign exchange contracts	—	—	—	—
Total	$26,416	$4,518	$140,089	$46,575
The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate yield curves, and forward and spot prices for currencies.
As of June 30, 2024, the pre-tax net accumulated gain on our foreign currency cash flow hedges included in AOCI on the Consolidated Balance Sheets expected to be recognized in earnings within the next 12 months is $174 million.
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
The Company also enters into collateral security arrangements with its counterparties that require the parties to post cash collateral when certain contractual thresholds are met. No cash collateral was received or posted by the Company as of June 30, 2024 and December 31, 2023.
The potential offsetting effect to the Company’s derivative assets and liabilities under its master netting agreements and collateral security agreements were as follows:

	As of June 30, 2024
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$240,829	$—	$240,829	$(32,133)	$—	$208,696
Derivative liabilities	32,133	—	32,133	(32,133)	—	—

	As of December 31, 2023
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$30,934	$—	$30,934	$(27,246)	$—	$3,688
Derivative liabilities	186,664	—	186,664	(27,246)	—	159,418

Effect of Derivative and Non-Derivative Instruments on Consolidated Financial Statements
The pre-tax gains (losses) on the Company’s cash flow hedges and net investment hedges recognized in AOCI were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands)
Cash flow hedges:
Foreign exchange contracts (1)
Amount included in the assessment of effectiveness	$160,544	$—	$389,688	$—
Net investment hedges:
Foreign currency-denominated debt	(3,400)	—	(3,400)	—
Total	$157,144	$—	$386,288	$—

(1) No amounts were excluded from the assessment of effectiveness.
The gains on derivative instruments recognized in the Consolidated Statement of Operations were as follows:

	Three Months Ended
	June 30, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$9,559,310	$5,174,143	$79,005

Gains on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains reclassified from AOCI	33,301	73	—
Gains on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	9,797

	Six Months Ended
	June 30, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$18,929,750	$10,151,216	$234,364

Gains on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains reclassified from AOCI	22,060	267	—
Gains on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	14,063
No gains or losses on derivative instruments were recognized in the Consolidated Statements of Operations in the three and six months ended June 30, 2023.

8. Commitments and Contingencies

Content
As of June 30, 2024, the Company had $23.3 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $2.0 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $16.9 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.

As of December 31, 2023, the Company had $21.7 billion of obligations comprised of $4.5 billion included in "Current content liabilities" and $2.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $14.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	June 30, 2024	December 31, 2023
	(in thousands)
Less than one year	$11,456,834	$10,328,923
Due after one year and through three years	8,592,237	8,784,302
Due after three years and through five years	2,528,545	2,016,358
Due after five years	731,986	583,766
Total content obligations	$23,309,602	$21,713,349
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
The following table summarizes the activities related to the Company’s stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2023	19,695,109	$268.86
Granted	337,121	555.69
Exercised	(2,543,267)	153.25
Expired	(3,171)	53.41
Balances as of June 30, 2024	17,485,792	$291.25
Vested and expected to vest as of June 30, 2024	17,485,792	$291.25
Exercisable as of June 30, 2024	17,352,136	$290.14

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
The following table summarizes the activities related to the Company’s unvested RSUs and PSUs:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Balances as of December 31, 2023	—	$—
Granted	159,978	686.36
Vested	(13,330)	562.00
Forfeited	—	—
Balances as of June 30, 2024	146,648	$697.66
Stock-based Compensation
Total stock-based compensation expense was $69 million and $145 million for the three and six months ended June 30, 2024, respectively, and $78 million and $177 million for the three and six months ended June 30, 2023, respectively.

Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date, and in September 2023, the Board of Directors increased the share repurchase authorization by an additional $10 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three and six months ended June 30, 2024, the Company repurchased 2,578,104 and 6,145,069 shares, respectively, for an aggregate amount of $1.6 billion and $3.6 billion, respectively. As of June 30, 2024, $4.8 billion remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of June 30, 2024, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and six months ended June 30, 2024:

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Tax (Expense) Benefit on Cash Flow Hedges	Tax (Expense) Benefit on Net Investment Hedges	Total
	(in thousands)
Balances as of March 31, 2024	$(176,974)	$—	$84,461	$(19,366)	$—	$(111,879)
Other comprehensive income (loss) before reclassifications	(72,626)	(3,400)	160,544	(36,811)	780	48,487
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(33,374)	7,652	—	(25,722)
Net change in accumulated other comprehensive income (loss)	(72,626)	(3,400)	127,170	(29,159)	780	22,765
Balances as of June 30, 2024	$(249,600)	$(3,400)	$211,631	$(48,525)	$780	$(89,114)

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Tax (Expense) Benefit on Cash Flow Hedges	Tax (Expense) Benefit on Net Investment Hedges	Total
	(in thousands)
Balances as of December 31, 2023	$(103,922)	$—	$(155,730)	$35,707	$—	$(223,945)
Other comprehensive income (loss) before reclassifications	(145,678)	(3,400)	389,688	(89,351)	780	152,039
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(22,327)	5,119	—	(17,208)
Net change in accumulated other comprehensive income (loss)	(145,678)	(3,400)	367,361	(84,232)	780	134,831
Balances as of June 30, 2024	$(249,600)	$(3,400)	$211,631	$(48,525)	$780	$(89,114)

The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and six months ended June 30, 2023:

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Tax (Expense) Benefit on Cash Flow Hedges	Tax (Expense) Benefit on Net Investment Hedges	Total
	(in thousands)
Balances as of March 31, 2023	$(191,695)	$—	$—	$—	$—	$(191,695)
Other comprehensive income (loss) before reclassifications	52,429	—	—	—	—	52,429
Net change in accumulated other comprehensive income (loss)	52,429	—	—	—	—	52,429
Balances as of June 30, 2023	$(139,266)	$—	$—	$—	$—	$(139,266)

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Tax (Expense) Benefit on Cash Flow Hedges	Tax (Expense) Benefit on Net Investment Hedges	Total
	(in thousands)
Balances as of December 31, 2022	$(217,306)	$—	$—	$—	$—	$(217,306)
Other comprehensive income (loss) before reclassifications	78,040	—	—	—	—	78,040
Net change in accumulated other comprehensive income (loss)	78,040	—	—	—	—	78,040
Balances as of June 30, 2023	$(139,266)	$—	$—	$—	$—	$(139,266)
The following tables summarize the amounts reclassified from AOCI to the Consolidated Statement of Operations:

	Three Months Ended
	June 30, 2024
	Revenues	Cost of Revenues	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	$33,301	$73	$(7,652)	$25,722

	Six Months Ended
	June 30, 2024
	Revenues	Cost of Revenues	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	$22,060	$267	$(5,119)	$17,208
No gains or losses on derivative instruments were reclassified from AOCI into the Consolidated Statements of Operations in the three and six months ended June 30, 2023.

10. Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
	(in thousands, except percentages)
Provision for income taxes	$366,550	$191,722	$648,920	$355,476
Effective tax rate	15%	11%	13%	11%

The effective tax rates for the three and six months ended June 30, 2024 differed from the Federal statutory rate primarily due to the foreign-derived intangible income deduction and excess tax benefits on stock-based compensation.

11. Segment and Geographic Information

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its co-chief executive officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
Total U.S. revenues were $4.0 billion and $7.9 billion, respectively, for the three and six months ended June 30, 2024, and $3.3 billion and $6.6 billion, respectively, for the three and six months ended June 30, 2023. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, were located as follows:

	As of
	June 30, 2024	December 31, 2023
	(in thousands)
United States	$2,761,309	$2,724,710
International	972,910	843,633

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

Overview
We are one of the world’s leading entertainment services with over 277 million paid memberships in over 190 countries enjoying TV series, films and games across a wide variety of genres and languages. Members can play, pause and resume watching as much as they want, anytime, anywhere, and can change their plans at any time.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/Three Months Ended		Change
	June 30, 2024	June 30, 2023	Q2'24 vs. Q2'23
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$9,559,310	$8,158,326	$1,400,984	17%
DVD revenues (1)	—	28,975	(28,975)	(100)%
Total revenues	$9,559,310	$8,187,301	$1,372,009	17%

Operating income	$2,602,837	$1,827,183	$775,654	42%
Operating margin	27%	22%	5%

Global Streaming Memberships:
Paid net membership additions	8,045	5,892	2,153	37%
Paid memberships at end of period	277,647	238,390	39,257	16%
Average paying memberships	273,625	235,444	38,181	16%
Average monthly revenue per paying membership	$11.65	$11.55	$0.10	1%
Constant currency change (2)				5%

(1) We discontinued our DVD-by-mail service in September 2023. The discontinuance of our DVD business had an immaterial impact on our operations and financial results.
(2) We believe the non-GAAP financial measure of constant currency revenue is useful in analyzing the underlying trends in average monthly revenue per paying membership (“ARM”) absent foreign currency fluctuations. However, this non-GAAP financial measure should be considered in addition to, not as a substitute for, or superior to other financial measures prepared in accordance with GAAP.
In order to exclude the effect of foreign currency rate fluctuations on ARM, we calculate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period and exclude the impact of hedging gains or losses realized as revenues. Constant currency percentage change in ARM is calculated as the percentage change between current period constant currency ARM and the prior comparative period ARM. The impact of hedging gains or losses is excluded from both the current and prior periods. For the three and six months ended June 30, 2024, our revenues would have been approximately $430 million and $701 million higher, respectively, excluding the impact of hedging and had foreign currency exchange rates remained constant with those for the three and six months ended June 30, 2023.
Operating margin for the three months ended June 30, 2024 increased five percentage points as compared to the prior comparative period, primarily due to revenues growing at a faster rate as compared to the growth in cost of revenues, marketing expenses, general and administrative expenses, and technology and development expenses.

Streaming Revenues
We primarily derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of June 30, 2024, pricing on our paid plans ranged from the U.S. dollar equivalent of $1 to $31 per month, and pricing on our extra member sub accounts ranged from the U.S. dollar equivalent of $2 to $8 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
We also earn revenue from advertisements presented on our streaming service, consumer products, live events and various other sources. Revenues earned from sources other than monthly membership fees were not material for the three and six months ended June 30, 2024 and June 30, 2023.
Three months ended June 30, 2024 as compared to the three months ended June 30, 2023

	Three Months Ended		Change
	June 30, 2024	June 30, 2023	Q2'24 vs. Q2'23
	(in thousands, except percentages)
Streaming revenues	$9,559,310	$8,158,326	$1,400,984	17%
Six months ended June 30, 2024 as compared to the six months ended June 30, 2023

	Six Months Ended		Change
	June 30, 2024	June 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Streaming revenues	$18,929,750	$16,288,327	$2,641,423	16%
Streaming revenues for the three and six months ended June 30, 2024 increased 17% and 16% as compared to the three and six months ended June 30, 2023, respectively, primarily due to the growth in average paying memberships and price increases, partially offset by unfavorable changes in foreign exchange rates.
The following tables summarize streaming revenue and other streaming membership information by region for the three and six months ended June 30, 2024 and 2023. Hedging gains of $33 million and $22 million are included in “Streaming revenues” for the three and six months ended June 30, 2024, respectively. No hedging gains and losses were recognized as “Streaming revenues” in the comparative prior year period. See Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.

United States and Canada (UCAN)
Three months ended June 30, 2024 as compared to the three months ended June 30, 2023

	As of/Three Months Ended		Change
	June 30, 2024	June 30, 2023	Q2'24 vs. Q2'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$4,295,560	$3,599,448	$696,112	19%
Paid net membership additions	1,451	1,173	278	24%
Paid memberships at end of period	84,109	75,571	8,538	11%
Average paying memberships	83,384	74,985	8,399	11%
Average monthly revenue per paying membership	$17.17	$16.00	$1.17	7%
Constant currency change				7%

Six months ended June 30, 2024 as compared to the six months ended June 30, 2023

	As of/Six Months Ended		Change
	June 30, 2024	June 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$8,519,875	$7,208,093	$1,311,782	18%
Paid net membership additions	3,981	1,275	2,706	212%
Paid memberships at end of period	84,109	75,571	8,538	11%
Average paying memberships	82,389	74,666	7,723	10%
Average monthly revenue per paying membership	$17.24	$16.09	$1.15	7%
Constant currency change				7%

Europe, Middle East, and Africa (EMEA)
Three months ended June 30, 2024 as compared to the three months ended June 30, 2023

	As of/Three Months Ended		Change
	June 30, 2024	June 30, 2023	Q2'24 vs. Q2'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$3,007,772	$2,562,170	$445,602	17%
Paid net membership additions	2,235	2,434	(199)	(8)%
Paid memberships at end of period	93,964	79,807	14,157	18%
Average paying memberships	92,847	78,590	14,257	18%
Average monthly revenue per paying membership	$10.80	$10.87	$(0.07)	(1)%
Constant currency change				1%
Six months ended June 30, 2024 as compared to the six months ended June 30, 2023

	As of/Six Months Ended		Change
	June 30, 2024	June 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$5,965,965	$5,079,811	$886,154	17%
Paid net membership additions	5,151	3,078	2,073	67%
Paid memberships at end of period	93,964	79,807	14,157	18%
Average paying memberships	91,559	77,821	13,738	18%
Average monthly revenue per paying membership	$10.86	$10.88	$(0.02)	—%
Constant currency change				—%

Latin America (LATAM)
Three months ended June 30, 2024 as compared to the three months ended June 30, 2023

	As of/Three Months Ended		Change
	June 30, 2024	June 30, 2023	Q2'24 vs. Q2'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$1,204,145	$1,077,435	$126,710	12%
Paid net membership additions	1,530	1,217	313	26%
Paid memberships at end of period	49,250	42,466	6,784	16%
Average paying memberships	48,485	41,858	6,627	16%
Average monthly revenue per paying membership	$8.28	$8.58	$(0.30)	(3)%
Constant currency change				24%
Six months ended June 30, 2024 as compared to the six months ended June 30, 2023

	As of/Six Months Ended		Change
	June 30, 2024	June 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$2,369,153	$2,147,627	$221,526	10%
Paid net membership additions	3,253	767	2,486	324%
Paid memberships at end of period	49,250	42,466	6,784	16%
Average paying memberships	47,672	41,666	6,006	14%
Average monthly revenue per paying membership	$8.28	$8.59	$(0.31)	(4)%
Constant currency change				20%

Asia-Pacific (APAC)
Three months ended June 30, 2024 as compared to the three months ended June 30, 2023

	As of/Three Months Ended		Change
	June 30, 2024	June 30, 2023	Q2'24 vs. Q2'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$1,051,833	$919,273	$132,560	14%
Paid net membership additions	2,829	1,068	1,761	165%
Paid memberships at end of period	50,324	40,546	9,778	24%
Average paying memberships	48,910	40,012	8,898	22%
Average monthly revenue per paying membership	$7.17	$7.66	$(0.49)	(6)%
Constant currency change				(3)%
Six months ended June 30, 2024 as compared to the six months ended June 30, 2023

	As of/Six Months Ended		Change
	June 30, 2024	June 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$2,074,757	$1,852,796	$221,961	12%
Paid net membership additions	4,986	2,523	2,463	98%
Paid memberships at end of period	50,324	40,546	9,778	24%
Average paying memberships	47,664	39,382	8,282	21%
Average monthly revenue per paying membership	$7.25	$7.84	$(0.59)	(8)%
Constant currency change				(4)%
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
Three months ended June 30, 2024 as compared to the three months ended June 30, 2023

	Three Months Ended		Change
	June 30, 2024	June 30, 2023	Q2'24 vs. Q2'23
	(in thousands, except percentages)
Cost of revenues	$5,174,143	$4,673,470	$500,673	11%
As a percentage of revenues	54%	57%
The increase in cost of revenues was primarily due to a $360 million increase in content amortization relating to our existing and new content.
Six months ended June 30, 2024 as compared to the six months ended June 30, 2023

	Six Months Ended		Change
	June 30, 2024	June 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Cost of revenues	$10,151,216	$9,477,095	$674,121	7%
As a percentage of revenues	54%	58%
The increase in cost of revenues was primarily due to a $570 million increase in content amortization relating to our existing and new content.
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
Three months ended June 30, 2024 as compared to the three months ended June 30, 2023

	Three Months Ended		Change
	June 30, 2024	June 30, 2023	Q2'24 vs. Q2'23
	(in thousands, except percentages)
Marketing	$644,084	$627,168	$16,916	3%
As a percentage of revenues	7%	8%
The increase in marketing expenses was primarily due to a $27 million increase in personnel-related costs, partially offset by a $17 million decrease in advertising expenses due to the timing of content releases.
Six months ended June 30, 2024 as compared to the six months ended June 30, 2023

	Six Months Ended		Change
	June 30, 2024	June 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Marketing	$1,298,424	$1,182,530	$115,894	10%
As a percentage of revenues	7%	7%

The increase in marketing expenses was primarily due to a $54 million increase in personnel-related costs, coupled with a $48 million increase in advertising expenses due to the timing of content releases.
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
Three months ended June 30, 2024 as compared to the three months ended June 30, 2023

	Three Months Ended		Change
	June 30, 2024	June 30, 2023	Q2'24 vs. Q2'23
	(in thousands, except percentages)
Technology and development	$711,254	$657,983	$53,271	8%
As a percentage of revenues	7%	8%
The increase in technology and development expenses was primarily due to a $43 million increase in personnel-related costs, coupled with an increase in infrastructure and general use computer hardware expenses.
Six months ended June 30, 2024 as compared to the six months ended June 30, 2023

	Six Months Ended		Change
	June 30, 2024	June 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Technology and development	$1,413,727	$1,345,258	$68,469	5%
As a percentage of revenues	7%	8%
The increase in technology and development expenses was primarily due to a $52 million increase in personnel-related costs, coupled with an increase in infrastructure and general use computer hardware expenses.
General and Administrative
General and administrative expenses consist primarily of payroll, stock-based compensation, facilities, and other related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.
Three months ended June 30, 2024 as compared to the three months ended June 30, 2023

	Three Months Ended		Change
	June 30, 2024	June 30, 2023	Q2'24 vs. Q2'23
	(in thousands, except percentages)
General and administrative	$426,992	$401,497	$25,495	6%
As a percentage of revenues	4%	5%
The increase in general and administrative expenses was primarily due to a $9 million increase in personnel-related costs as well as increased spend on other corporate expenses.
Six months ended June 30, 2024 as compared to the six months ended June 30, 2023

	Six Months Ended		Change
	June 30, 2024	June 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
General and administrative	$831,012	$802,421	$28,591	4%
As a percentage of revenues	4%	5%
The increase in general and administrative expenses was primarily due to an $11 million increase in personnel-related costs as well as increased spend on other corporate expenses.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.
Three months ended June 30, 2024 as compared to the three months ended June 30, 2023

	Three Months Ended		Change
	June 30, 2024	June 30, 2023	Q2'24 vs. Q2'23
	(in thousands, except percentages)
Interest expense	$167,986	$174,812	$(6,826)	(4)%
As a percentage of revenues	2%	2%
Six months ended June 30, 2024 as compared to the six months ended June 30, 2023

	Six Months Ended		Change
	June 30, 2024	June 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Interest expense	$341,300	$349,051	$(7,751)	(2)%
As a percentage of revenues	2%	2%
Interest expense primarily consists of interest on our Notes of $168 million and $341 million for the three and six months ended June 30, 2024. The decrease in interest expense for the three and six months ended June 30, 2024 as compared to the three and six months ended June 30, 2023 was due to the lower average aggregate principal of interest bearing notes outstanding.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances and interest earned on cash, cash equivalents and short-term investments.
Three months ended June 30, 2024 as compared to the three months ended June 30, 2023

	Three Months Ended		Change
	June 30, 2024	June 30, 2023	Q2'24 vs. Q2'23
	(in thousands, except percentages)
Interest and other income	$79,005	$26,961	$52,044	193%
As a percentage of revenues	1%	—%
Six months ended June 30, 2024 as compared to the six months ended June 30, 2023

	Six Months Ended		Change
	June 30, 2024	June 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Interest and other income (expense)	$234,364	$(44,243)	$278,607	630%
As a percentage of revenues	1%	—%
Interest and other income (expense) increased in the three and six months ended June 30, 2024 primarily due to foreign exchange gains of $21 million and $115 million, respectively, compared to losses of $23 million and $130 million, respectively, for the corresponding periods in 2023. In the three months ended June 30, 2024, the foreign exchange gains were primarily driven by the non-cash gain of $43 million from the remeasurement of our €5,170 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the six months ended June 30, 2024, the foreign exchange gains were primarily driven by the non-cash gain of $173 million from the remeasurement of our €5,170 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three months ended June 30, 2023, the foreign exchange losses were primarily driven by the non-cash losses of $29 million from the remeasurement of our €5,170 million Senior Notes, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the six months ended June 30, 2023, the foreign exchange losses were primarily driven by the non-cash losses of $110 million from the remeasurement of our €5,170 million Senior Notes, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies.

Provision for Income Taxes
Three months ended June 30, 2024 as compared to the three months ended June 30, 2023

	Three Months Ended		Change
	June 30, 2024	June 30, 2023	Q2'24 vs. Q2'23
	(in thousands, except percentages)
Provision for income taxes	$366,550	$191,722	$174,828	91%
Effective tax rate	15%	11%
Six months ended June 30, 2024 as compared to the six months ended June 30, 2023

	Six Months Ended		Change
	June 30, 2024	June 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Provision for income taxes	$648,920	$355,476	$293,444	83%
Effective tax rate	13%	11%
The increase in the effective tax rate for the three and six months ended June 30, 2024, as compared to the same periods in 2023, was primarily due to an increase in foreign taxes, partially offset by higher excess tax benefits on stock-based compensation.
Liquidity and Capital Resources

	As of		Change
	June 30, 2024	December 31, 2023	June 30, 2024 vs. December 31, 2023
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$6,658,018	$7,139,488	$(481,470)	(7)%
Short-term and long-term debt	13,980,065	14,543,261	(563,196)	(4)%

Cash, cash equivalents, restricted cash and short-term investments decreased $481 million in the six months ended June 30, 2024 primarily due to the repurchase of stock and repayment of debt, partially offset by cash provided by operations and proceeds from issuance of common stock.
Debt, net of debt issuance costs, decreased $563 million primarily due to the repayment upon maturity of the $400 million aggregate principal amount of our 5.750% Senior Notes in the six months ended June 30, 2024, coupled with the remeasurement of our euro-denominated notes. The amount of principal and interest on our outstanding notes due in the next twelve months is $2,430 million. As of June 30, 2024, no amounts had been borrowed under the $3 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In March 2021, our Board of Directors authorized the repurchase of up to $5 billion of our common stock, with no expiration date, and in September 2023, the Board of Directors increased the share repurchase authorization by an additional $10 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. During the six months ended June 30, 2024, the Company repurchased 6,145,069 shares of common stock for an aggregate amount of $3.6 billion. As of June 30, 2024, $4.8 billion remains available for repurchases.

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
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of June 30, 2024, the expected timing of those payments are as follows:

	Payments due by Period
Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$23,309,602	$11,456,834	$11,852,768
Debt (2)	16,769,794	2,429,714	14,340,080
Operating lease obligations (3)	2,955,264	500,444	2,454,820
Total	$43,034,660	$14,386,992	$28,647,668

(1)As of June 30, 2024, content obligations were comprised of $4.4 billion included in “Current content liabilities” and $2.0 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $16.9 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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

Cash Flows
The following tables summarize our cash flows:
Three months ended June 30, 2024 as compared to the three months ended June 30, 2023

	Three Months Ended		Change
	June 30, 2024	June 30, 2023	Q2'24 vs. Q2'23
	(in thousands, except percentages)
Net cash provided by operating activities	$1,290,847	$1,440,232	$(149,385)	(10)%
Net cash provided by (used in) investing activities	(78,287)	97,737	(176,024)	(180)%
Net cash used in financing activities	(1,489,381)	(649,349)	840,032	129%

Net cash provided by operating activities for the three months ended June 30, 2024 decreased $149 million as compared to the corresponding period in 2023, primarily driven by a $779 million or 21% increase in payments for content assets and unfavorable changes in working capital, partially offset by a $660 million or 44% increase in net income and adjustments for non-cash expenses.

Net cash provided by (used in) investing activities for the three months ended June 30, 2024 decreased $176 million as compared to the corresponding period in 2023, primarily due to there being no proceeds or purchases of short-term investments in the three months ended June 30, 2024, as compared to proceeds from maturities of short-term investments of $502 million and purchases of short-term investments of $303 million in the three months ended June 30, 2023.
Net cash used in financing activities for the three months ended June 30, 2024 increased $840 million as compared to the corresponding period in 2023, primarily due to repurchases of common stock for an aggregate amount of $1.6 billion in the three months ended June 30, 2024 as compared to repurchases of common stock for an aggregate amount of $645 million in the three months ended June 30, 2023, partially offset by an $84 million increase in proceeds from the issuance of common stock due to an increase in employee stock options exercised in the three months ended June 30, 2024 as compared to the corresponding period in 2023.
Six months ended June 30, 2024 as compared to the six months ended June 30, 2023

	Six Months Ended		Change
	June 30, 2024	June 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Net cash provided by operating activities	$3,503,369	$3,618,972	$(115,603)	(3)%
Net cash used in investing activities	(154,001)	(165,916)	(11,915)	(7)%
Net cash used in financing activities	(3,622,325)	(1,023,422)	2,598,903	254%

Net cash provided by operating activities for the six months ended June 30, 2024 decreased $116 million as compared to the corresponding period in 2023, primarily driven by a $1,883 million or 29% increase in payments for content assets and unfavorable changes in working capital, partially offset by a $1,687 million or 60% increase in net income and adjustments for non-cash expenses.
Net cash used in investing activities for the six months ended June 30, 2024 decreased $12 million as compared to the corresponding period in 2023, primarily due to decreased purchases of property and equipment, coupled with there being no purchases or maturities of short-term investments in the six months ended June 30, 2024, as compared to purchases of short-term investments of $505 million and maturities of short-term investments of $502 million in the six months ended June 30, 2023.
Net cash used in financing activities for the six months ended June 30, 2024 increased $2,599 million as compared to the corresponding period in 2023, primarily due to repurchases of common stock for an aggregate amount of $3.6 billion in the six months ended June 30, 2024 as compared to repurchases of common stock for an aggregate amount of $1.0 billion in the six months ended June 30, 2023, coupled with the repayment upon maturity of the $400 million aggregate principal amount of our 5.750% Senior Notes in the six months ended June 30, 2024 as compared to no repayments of debt in the corresponding period in 2023. The increase in net cash used in financing activities was partially offset by the $327 million increase in proceeds from the issuance of common stock in the six months ended June 30, 2024 as compared to the corresponding period in 2023, due to an increase in employee stock options exercised.

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
Interest Rate Risk
At June 30, 2024, our cash equivalents and short-term investments were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate.
As of June 30, 2024, we had $14.0 billion of debt, consisting of fixed rate unsecured debt in thirteen tranches due between 2025 and 2030. Refer to Note 6 Debt to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.
Foreign Currency Risk
We operate our business globally and transact in multiple currencies. Currencies denominated in other than the U.S. dollar accounted for 56% of revenue and 30% of operating expenses for the six months ended June 30, 2024. We therefore have foreign currency risk related to these currencies, which are primarily the euro, British pound, Brazilian real, Argentine peso, and the Mexican peso.
Accordingly, volatility in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. Excluding the impact of hedging gains or losses realized as revenues, our revenues for the six months ended June 30, 2024 would have been approximately $701 million higher had foreign currency exchange rates remained constant with those for the six months ended June 30, 2023. See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding our non-GAAP financial measure of constant currency.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted U.S. dollar-equivalent revenues from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges of forecasted foreign currency revenue and initially record the gains or losses on these derivative instruments as a component of accumulated other comprehensive income (“AOCI”) and reclassify the amounts into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. If the U.S. dollar weakened by 10% as of June 30, 2024 and December 31, 2023, the amounts recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $1 billion and $958 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying forecasted revenues when recognized in earnings.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted and firmly committed U.S. dollar-equivalent transactions related to the licensing and production of content assets from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Cost of Revenues” to offset the hedged exposures as they affect earnings, which occurs as the underlying hedged content assets are amortized. If the U.S. dollar strengthened by 10% as of June 30, 2024 and December 31, 2023, the amounts recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $118 million and $71 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying exposures when recognized in earnings.
We use non-derivative instruments to mitigate foreign exchange risk related to our net investments in certain foreign subsidiaries. These non-derivative instruments may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate a portion of our foreign currency-denominated Senior Notes in euros as net investment hedges and the gains or losses on these non-derivative instruments are reported as a component of AOCI and remain in AOCI until the hedged net investment is sold or liquidated, at which point the amounts recognized in AOCI are reclassified into earnings.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the six months ended June 30, 2024, we began entering into foreign exchange forward contracts to mitigate the foreign exchange risk on intercompany transactions and monetary assets and liabilities that are not denominated in the functional currencies of the Company and its subsidiaries. These derivative instruments are not designated as hedging instruments and may reduce, but do not entirely eliminate, the effect of foreign currency exchange movements. The gain or loss on derivative instruments not designated as hedging instruments are recorded in “Interest and other income (expense)” in the Consolidated Statements of Operations. If an adverse change in exchange rates of 10% was applied to our monetary assets and liabilities denominated in currencies other than the functional currencies as of June 30, 2024 and December 31, 2023, income before income taxes would have been approximately $305 million and $516 million lower, respectively, after considering the offsetting impact of the foreign currency exchange contracts. The hypothetical adverse change in income before taxes is primarily driven by foreign exchange losses on our Senior Notes denominated in euros which have not been designated as hedges of our net investment in certain foreign subsidiaries.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stock repurchases during the three months ended June 30, 2024 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
April 1 - 30, 2024	795,124	$600.38	795,124	$5,877,477
May 1 - 31, 2024	1,032,742	$609.73	1,032,742	$5,247,780
June 1 - 30, 2024	750,238	$657.02	750,238	$4,754,859
Total	2,578,104		2,578,104

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

Item 5.Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
David Hyman (1)	Chief Legal Officer	Adoption	5/7/2024	8/6/2025	44,973
Anne Sweeney (2)	Director	Adoption	5/9/2024	8/8/2025	1,190
Jay Hoag (3)	Director	Adoption	5/10/2024	5/12/2025	175,499

(1) David Hyman, Chief Legal Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on May 7, 2024. Mr. Hyman's plan provides for the potential exercise of vested stock options and the associated sale of up to 44,973 shares of Netflix common stock. The plan expires on August 6, 2025, or upon the earlier completion of all authorized transactions under the plan.

(2) Anne Sweeney, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on May 9, 2024. Ms. Sweeney's plan provides for the potential exercise of vested stock options and the associated sale of up to 1,190 shares of Netflix common stock. The plan expires on August 8, 2025, or upon the earlier completion of all authorized transactions under the plan.

(3) Jay Hoag, a member of the Board of Directors, trusts for which he serves as a trustee and a partnership for which he serves as the sole general partner and limited partner, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on May 10, 2024. The plan provides for the potential sale of up to 175,499 shares of Netflix common stock. The plan expires on May 12, 2025, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022

3.2	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	July 19, 2024	By:	/s/ Ted Sarandos
Ted Sarandos Co-Chief Executive Officer (Principal executive officer)

Dated:	July 19, 2024	By:	/s/ Greg Peters
Greg Peters Co-Chief Executive Officer (Principal executive officer)

Dated:	July 19, 2024	By:	/s/ Jeffrey Karbowski
Jeffrey Karbowski Chief Accounting Officer (Principal accounting officer)