Form 10-Q
period 2024-09-30
NETFLIX INC
filed 2024-10-18
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2024, there were 427,458,114 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues	$9,824,703	$8,541,668	$28,754,453	$24,890,472
Cost of revenues	5,119,884	4,930,788	15,271,100	14,407,883
Marketing	642,926	558,736	1,941,350	1,741,266
Technology and development	735,063	657,159	2,148,790	2,002,417
General and administrative	417,353	478,591	1,248,365	1,281,012
Operating income	2,909,477	1,916,394	8,144,848	5,457,894
Other income (expense):
Interest expense	(184,830)	(175,563)	(526,130)	(524,614)
Interest and other income (expense)	(21,693)	168,218	212,671	123,975
Income before income taxes	2,702,954	1,909,049	7,831,389	5,057,255
Provision for income taxes	(339,445)	(231,627)	(988,365)	(587,103)
Net income	$2,363,509	$1,677,422	$6,843,024	$4,470,152

Earnings per share:
Basic	$5.52	$3.80	$15.91	$10.08
Diluted	$5.40	$3.73	$15.56	$9.90
Weighted-average shares of common stock outstanding:
Basic	428,239	441,537	430,125	443,540
Diluted	437,898	450,011	439,757	451,319

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net income	$2,363,509	$1,677,422	$6,843,024	$4,470,152
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax benefit of $10 million, $0, $10 million, and $0, respectively	63,432	(94,157)	(84,866)	(16,117)
Change in unrealized gains on available-for-sale securities, net of income tax expense of $1 million, $0, $1 million, and $0, respectively	4,290	—	4,290	—
Cash flow hedges:
Net unrealized gains (losses)	(285,013)	77,852	15,324	77,852
Reclassification of net gains included in net income	(37,365)	—	(54,573)	—
Net change, net of income tax benefit (expense) of $96 million, $(23) million, $12 million, and $(23) million, respectively	(322,378)	77,852	(39,249)	77,852
Fair value hedges:
Net unrealized losses excluded from the assessment of effectiveness, net of income tax benefit of $0.3 million, $0, $0.3 million, and $0, respectively	(852)	—	(852)	—
Total other comprehensive income (loss)	(255,508)	(16,305)	(120,677)	61,735
Comprehensive income	$2,108,001	$1,661,117	$6,722,347	$4,531,887

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net income	$2,363,509	$1,677,422	$6,843,024	$4,470,152
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(4,016,396)	(2,883,839)	(11,794,215)	(9,025,512)
Change in content liabilities	(83,585)	(325,989)	(639,598)	(634,661)
Amortization of content assets	3,699,521	3,573,353	11,140,016	10,443,358
Depreciation and amortization of property, equipment and intangibles	80,914	90,660	249,375	270,380
Stock-based compensation expense	65,650	79,720	210,761	256,849
Foreign currency remeasurement loss (gain) on debt	104,809	(172,678)	(68,684)	(63,075)
Other non-cash items	128,082	115,688	363,851	357,179
Deferred income taxes	(200,982)	(86,277)	(517,446)	(288,231)
Changes in operating assets and liabilities:
Other current assets	54,956	103,766	64,046	(167,805)
Accounts payable	30,597	(68,390)	(134,026)	(119,726)
Accrued expenses and other liabilities	179,011	(65,029)	316,490	298,101
Deferred revenue	39,328	(5,733)	70,079	41,524
Other non-current assets and liabilities	(124,313)	(40,359)	(279,203)	(227,246)
Net cash provided by operating activities	2,321,101	1,992,315	5,824,470	5,611,287
Cash flows from investing activities:
Purchases of property and equipment	(126,863)	(103,929)	(280,864)	(266,920)
Purchases of investments	(1,742,246)	—	(1,742,246)	(504,862)
Proceeds from maturities of investments	—	400,000	—	901,937
Net cash provided by (used in) investing activities	(1,869,109)	296,071	(2,023,110)	130,155
Cash flows from financing activities:
Proceeds from issuance of debt	1,794,460	—	1,794,460	—
Repayments of debt	—	—	(400,000)	—
Proceeds from issuance of common stock	143,244	57,818	530,875	118,563
Repurchases of common stock	(1,700,000)	(2,500,100)	(5,299,998)	(3,545,347)
Taxes paid related to net share settlement of equity awards	(2,024)	—	(5,732)	—
Other financing activities	(9,084)	(32,826)	(15,334)	(71,746)
Net cash provided by (used in) financing activities	226,596	(2,475,108)	(3,395,729)	(3,498,530)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	153,452	(122,707)	(65,061)	(56,658)
Net increase (decrease) in cash, cash equivalents and restricted cash	832,040	(309,429)	340,570	2,186,254
Cash, cash equivalents and restricted cash at beginning of period	6,627,045	7,666,265	7,118,515	5,170,582
Cash, cash equivalents and restricted cash at end of period	$7,459,085	$7,356,836	$7,459,085	$7,356,836

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,457,025	$7,116,913
Short-term investments	1,766,902	20,973
Other current assets	2,905,172	2,780,247
Total current assets	12,129,099	9,918,133
Content assets, net	32,175,382	31,658,056
Property and equipment, net	1,568,212	1,491,444
Other non-current assets	6,409,151	5,664,359
Total assets	$52,281,844	$48,731,992
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,489,971	$4,466,470
Accounts payable	641,953	747,412
Accrued expenses and other liabilities	2,241,758	1,803,960
Deferred revenue	1,513,048	1,442,969
Short-term debt	1,820,396	399,844
Total current liabilities	10,707,126	8,860,655
Non-current content liabilities	1,918,089	2,578,173
Long-term debt	14,160,932	14,143,417
Other non-current liabilities	2,774,961	2,561,434
Total liabilities	29,561,108	28,143,679
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at September 30, 2024 and December 31, 2023; 427,458,114 and 432,759,584 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	5,887,903	5,145,172
Treasury stock at cost (24,784,254 and 16,078,268 shares at September 30, 2024 and December 31, 2023, respectively)	(12,254,855)	(6,922,200)
Accumulated other comprehensive loss	(344,622)	(223,945)
Retained earnings	29,432,310	22,589,286
Total stockholders’ equity	22,720,736	20,588,313
Total liabilities and stockholders’ equity	$52,281,844	$48,731,992

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Total stockholders' equity, beginning balances	$22,112,693	$22,832,215	$20,588,313	$20,777,401

Common stock and additional paid-in capital:
Beginning balances	$5,680,061	$4,874,208	$5,145,172	$4,637,601
Issuance of common stock	142,192	57,499	531,970	116,977
Stock-based compensation expense	65,650	79,720	210,761	256,849
Ending balances	$5,887,903	$5,011,427	$5,887,903	$5,011,427

Treasury stock:
Beginning balances	$(10,547,055)	$(1,876,753)	$(6,922,200)	$(824,190)
Repurchases of common stock to be held as treasury stock	(1,707,800)	(2,522,924)	(5,332,655)	(3,575,487)
Ending balances	$(12,254,855)	$(4,399,677)	$(12,254,855)	$(4,399,677)

Accumulated other comprehensive loss:
Beginning balances	$(89,114)	$(139,266)	$(223,945)	$(217,306)
Other comprehensive income (loss)	(255,508)	(16,305)	(120,677)	61,735
Ending balances	$(344,622)	$(155,571)	$(344,622)	$(155,571)

Retained earnings:
Beginning balances	$27,068,801	$19,974,026	$22,589,286	$17,181,296
Net income	2,363,509	1,677,422	6,843,024	4,470,152
Ending balances	$29,432,310	$21,651,448	$29,432,310	$21,651,448

Total stockholders' equity, ending balances	$22,720,736	$22,107,627	$22,720,736	$22,107,627

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
Cash flow hedges
The Company enters into forward contracts to manage the foreign exchange risk on forecasted revenue transactions denominated in currencies other than the U.S. dollar, as well as the foreign exchange risk on forecasted transactions and firm commitments related to the licensing and production of foreign currency-denominated content assets. These forward contracts are designated as cash flow hedges of foreign currency firm commitments and forecasted transactions and generally have maturities of 36 months or less. The hedging contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange movements, and the Company may choose not to hedge certain exposures.
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
Fair value hedges
The Company designates forward contracts as fair value hedges to manage the foreign exchange risk on its foreign-currency denominated debt. These hedges may reduce, but do not entirely eliminate, the effect of foreign currency exchange movements, and the Company may choose not to hedge the full amount of its exposure. The gain or loss on derivative instruments designated as fair value hedges included in the assessment of hedge effectiveness is recognized in “Interest and other income (expense),” net with the offsetting foreign currency remeasurement gains and losses on the hedged items. The Company excludes forward points from the assessment of hedge effectiveness and recognizes the initial value of the excluded component over the life of the hedging instrument in “Interest and other income (expense).” The difference between changes in fair value of the excluded component and the amount recognized in earnings is recognized as a component in

AOCI. Cash flows from hedging activities are classified in the same category as the cash flows for the underlying item being hedged within "Net cash provided by (used in) financing activities" on the Consolidated Statements of Cash Flows.
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

2. Revenue Recognition
The following tables summarize streaming revenues, paid net membership additions, and ending paid memberships by region for the three and nine months ended September 30, 2024 and September 30, 2023, respectively. Hedging gains of $48 million and $70 million are included in “Streaming revenues” for the three and nine months ended September 30, 2024, respectively. No hedge gains and losses were recognized as “Streaming revenues” in the comparative prior year periods. See Note 7 Derivative Financial Instruments and Hedging Activities for further information.

United States and Canada (UCAN)

	As of/Three Months Ended		As of/Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Streaming revenues	$4,322,476	$3,735,133	$12,842,351	$10,943,226
Paid net membership additions	694	1,750	4,675	3,025
Paid memberships at end of period (1)	84,803	77,321	84,803	77,321

Europe, Middle East, and Africa (EMEA)

	As of/Three Months Ended		As of/Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Streaming revenues	$3,133,466	$2,693,146	$9,099,431	$7,772,957
Paid net membership additions	2,167	3,953	7,318	7,031
Paid memberships at end of period (1)	96,131	83,760	96,131	83,760

Latin America (LATAM)

	As of/Three Months Ended		As of/Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Streaming revenues	$1,240,892	$1,142,811	$3,610,045	$3,290,438
Paid net membership additions (losses)	(68)	1,179	3,185	1,946
Paid memberships at end of period (1)	49,182	43,645	49,182	43,645

Asia-Pacific (APAC)

	As of/Three Months Ended		As of/Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Streaming revenues	$1,127,869	$948,216	$3,202,626	$2,801,012
Paid net membership additions	2,280	1,881	7,266	4,404
Paid memberships at end of period (1)	52,604	42,427	52,604	42,427

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
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of September 30, 2024, total deferred revenue was $1,513 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $70 million increase in deferred revenue as compared to the balance of $1,443 million as of December 31, 2023 is a result of the increase in membership fees billed due to increased memberships and price increases.

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

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands, except per share data)
Basic earnings per share:
Net income	$2,363,509	$1,677,422	$6,843,024	$4,470,152
Shares used in computation:
Weighted-average shares of common stock outstanding	428,239	441,537	430,125	443,540
Basic earnings per share	$5.52	$3.80	$15.91	$10.08

Diluted earnings per share:
Net income	$2,363,509	$1,677,422	$6,843,024	$4,470,152
Shares used in computation:
Weighted-average shares of common stock outstanding	428,239	441,537	430,125	443,540
Effect of dilutive stock-based awards	9,659	8,474	9,632	7,779
Weighted-average number of shares	437,898	450,011	439,757	451,319
Diluted earnings per share	$5.40	$3.73	$15.56	$9.90

The following table summarizes the potential shares of common stock excluded from the diluted calculation as their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Stock-based awards	159	3,147	321	4,447

4. Cash, Cash Equivalents, Restricted Cash, and Short-term Investments
The Company classifies short-term investments, which consist of marketable securities with original maturities in excess of 90 days as available-for-sale (“AFS”). The Company does not buy and hold securities principally for the purpose of selling them in the near future. The Company’s policy is focused on the preservation of capital, liquidity and return. From time to time, the Company may sell certain securities but the objectives are generally not to generate profits on short-term differences in price.
The following tables summarize the Company's cash, cash equivalents, restricted cash and short-term investments as of September 30, 2024 and December 31, 2023:

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$4,809,569	$—	$—	$4,809,569	$4,807,566	$—	$1,923	$80
Level 1 securities:
Money market funds	2,432,077	—	—	2,432,077	2,432,020	—	—	57
Level 2 securities:
Time Deposits (1)	250,412	—	—	250,412	217,439	32,973	—	—
Government securities (2)	1,728,363	5,566	—	1,733,929	—	1,733,929	—	—

	$9,220,421	$5,566	$—	$9,225,987	$7,457,025	$1,766,902	$1,923	$137

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$5,988,176	$—	$—	$5,988,176	$5,986,629	$—	$1,466	$81
Level 1 securities:
Money market funds	925,707	—	—	925,707	925,652	—	—	55
Level 2 securities:
Time Deposits (1)	225,605	—	—	225,605	204,632	20,973	—	—

	$7,139,488	$—	$—	$7,139,488	$7,116,913	$20,973	$1,466	$136
(1) The majority of the Company's time deposits are international deposits, which mature within one year.
(2) The Company's government securities mature within one year.
Other current assets include restricted cash for deposits related to self-insurance. Non-current assets include restricted cash related to letter of credit agreements. The fair value of available-for-sale securities, cash equivalents and short-term investments included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.
See Note 6 Debt and Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the fair value of the Company’s senior notes and derivative financial instruments.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
Licensed content, net	$12,307,674	$12,722,701

Produced content, net
Released, less amortization	10,025,304	9,843,150
In production	9,197,715	8,247,578
In development and pre-production	644,689	844,627
	19,867,708	18,935,355

Content assets, net	$32,175,382	$31,658,056

As of September 30, 2024, the amount of accrued participations and residuals was not material.
The following table represents the amortization of content assets:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Licensed content	$1,814,040	$1,777,701	$5,533,648	$5,280,700
Produced content	1,885,481	1,795,652	5,606,368	5,162,658
Total	$3,699,521	$3,573,353	$11,140,016	$10,443,358
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	September 30, 2024	December 31, 2023	Estimated Useful Lives
	(in thousands)
Land	$85,000	$85,000
Buildings and improvements	471,620	154,165	30 years
Leasehold improvements	1,049,510	1,032,492	Over life of lease
Furniture and fixtures	137,468	144,737	3 years
Information technology	432,078	414,092	3 years
Corporate aircraft	99,175	99,175	8-10 years
Machinery and equipment	13,035	10,334	3-5 years
Capital work-in-progress	202,652	406,492
Property and equipment, gross	2,490,538	2,346,487
Less: Accumulated depreciation	(922,326)	(855,043)
Property and equipment, net	$1,568,212	$1,491,444

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Cash paid for operating lease liabilities	$128,917	$110,959	$384,327	$339,126
Right-of-use assets obtained in exchange for new operating lease obligations	51,587	49,238	396,361	161,704

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
Operating lease right-of-use assets, net	$2,214,458	$2,076,899

Current operating lease liabilities	432,661	383,312
Non-current operating lease liabilities	2,094,659	2,046,801
Total operating lease liabilities	$2,527,320	$2,430,113

Other Current Assets
Other current assets consisted of the following:

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
Trade receivables	$1,217,659	$1,287,054
Prepaid expenses	435,730	408,936
Other	1,251,783	1,084,257
Total other current assets	$2,905,172	$2,780,247

6. Debt
As of September 30, 2024, the Company had aggregate outstanding notes of $15,981 million, net of $68 million of issuance costs and $6 million of discounts, with varying maturities (the "Notes"). Of the outstanding balance, $1,820 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2023, the Company had aggregate outstanding notes of $14,543 million, net of $65 million of issuance costs. Each of the Notes are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement loss, net of hedging impacts, totaling $105 million for the three months ended September 30, 2024 and remeasurement gain, net of hedging impacts, totaling $69 million for the nine months ended September 30, 2024). See Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of September 30, 2024 and December 31, 2023:

	Principal Amount at Par				Level 2 Fair Value as of
	September 30, 2024	December 31, 2023	Issuance Date	Maturity	September 30, 2024	December 31, 2023
	(in millions)				(in millions)
5.750% Senior Notes	$—	$400	February 2014	March 2024	$—	$400
5.875% Senior Notes	800	800	February 2015	February 2025	803	807
3.000% Senior Notes (1)	523	519	April 2020	June 2025	522	516
3.625% Senior Notes	500	500	April 2020	June 2025	496	491
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,008	996
3.625% Senior Notes (1)	1,446	1,434	May 2017	May 2027	1,477	1,454
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,639	1,621
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	2,026	2,009
4.625% Senior Notes (1)	1,225	1,215	October 2018	May 2029	1,314	1,300
6.375% Senior Notes	800	800	October 2018	May 2029	874	872
3.875% Senior Notes (1)	1,336	1,325	April 2019	November 2029	1,393	1,372
5.375% Senior Notes	900	900	April 2019	November 2029	948	931
3.625% Senior Notes (1)	1,225	1,215	October 2019	June 2030	1,263	1,237
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,032	1,012
4.900% Senior Notes	1,000	—	August 2024	August 2034	1,035	—
5.400% Senior Notes	800	—	August 2024	August 2054	846	—
	$16,055	$14,608			$16,676	$15,018
(1) The following Senior Notes have a principal amount denominated in euros: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
In the nine months ended September 30, 2024, the Company repaid upon maturity the $400 million aggregate principal amount of its 5.750% Senior Notes.
Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens, and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. Certain of the Notes additionally limit the ability to enter into sale and lease-back transactions and create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all related covenants.

Revolving Credit Facility
On April 12, 2024, the Company entered into a five-year, $3 billion unsecured revolving credit facility that matures on April 12, 2029 (the “Revolving Credit Agreement”), to replace its previous $1 billion unsecured revolving credit facility. As of September 30, 2024, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Revolving Credit Agreement contains customary affirmative covenants and negative covenants (and customary baskets and exceptions with respect thereto) for a credit facility of this size and type and requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 as of the last day of each fiscal quarter. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all related covenants and ratios.

7. Derivative Financial Instruments and Hedging Activities
The Company uses derivative and non-derivative instruments to manage foreign exchange risk related to its ongoing business operations with the primary objective of reducing earnings and cash flow volatility associated with fluctuations in foreign exchange rates.

Notional Amount of Derivative Contracts
The net notional amounts of the Company’s outstanding derivative instruments were as follows:

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$17,786,210	$8,783,273
Fair value hedges	3,834,258	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,033,077	—
Total	$22,653,545	$8,783,273
As of September 30, 2024, approximately $1.1 billion of the Company’s euro–denominated Senior Notes was designated as a hedge of the foreign exchange risk of the Company’s net investment in certain foreign subsidiaries. See Note 6 Debt for further information on the Company’s debt obligations.

Fair Value of Derivative Contracts
The fair value of the Company’s outstanding derivative instruments was as follows:

	As of September 30, 2024
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$136,211	$5,080	$196,622	$120,764
Derivatives not designated as hedging instruments:
Foreign exchange contracts	14,713	—	18,765	—
Total	$150,924	$5,080	$215,387	$120,764

	As of December 31, 2023
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$26,416	$4,518	$140,089	$46,575
Derivatives not designated as hedging instruments:
Foreign exchange contracts	—	—	—	—
Total	$26,416	$4,518	$140,089	$46,575
The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate yield curves, and forward and spot prices for currencies.
As of September 30, 2024, the pre-tax net accumulated loss on our foreign currency cash flow hedges included in AOCI on the Consolidated Balance Sheets expected to be recognized in earnings within the next 12 months is $135 million.
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
The Company also enters into collateral security arrangements with its counterparties that require the parties to post cash collateral when certain contractual thresholds are met. No cash collateral was received or posted by the Company as of September 30, 2024 and December 31, 2023.
The potential offsetting effect to the Company’s derivative assets and liabilities under its master netting agreements and collateral security agreements were as follows:

	As of September 30, 2024
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$156,004	$—	$156,004	$(155,428)	$—	$576
Derivative liabilities	336,151	—	336,151	(155,428)	—	180,723

	As of December 31, 2023
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$30,934	$—	$30,934	$(27,246)	$—	$3,688
Derivative liabilities	186,664	—	186,664	(27,246)	—	159,418

Effect of Derivative and Non-Derivative Instruments on Consolidated Financial Statements
The pre-tax gains (losses) on the Company’s cash flow hedges, fair value hedges, and net investment hedges recognized in AOCI were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands)
Cash flow hedges:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(369,805)	$101,169	$19,883	$101,169
Fair value hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	(10,175)	—	(10,175)	—
Net investment hedges:
Foreign currency-denominated debt	(42,000)	—	(45,400)	—
Total	$(421,980)	$101,169	$(35,692)	$101,169

The gains (losses) on hedged items and derivative instruments recognized in the Consolidated Statement of Operations were as follows:

	Three Months Ended
	September 30, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$9,824,703	$5,119,884	$(21,693)

Gains on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains reclassified from AOCI	48,184	297	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	(71,673)
Derivatives designated as hedging instruments	—	—	70,332
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(9,069)
Losses on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	(1,296)

	Nine Months Ended
	September 30, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$28,754,453	$15,271,100	$212,671

Gains on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains reclassified from AOCI	70,244	564	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	(71,673)
Derivatives designated as hedging instruments	—	—	70,332
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(9,069)
Gains on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	12,767
No gains or losses on derivative instruments were recognized in the Consolidated Statements of Operations in the three and nine months ended September 30, 2023.

8. Commitments and Contingencies

Content
As of September 30, 2024, the Company had $22.7 billion of obligations comprised of $4.5 billion included in "Current content liabilities" and $1.9 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $16.3 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
As of December 31, 2023, the Company had $21.7 billion of obligations comprised of $4.5 billion included in "Current content liabilities" and $2.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $14.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
Less than one year	$11,810,836	$10,328,923
Due after one year and through three years	8,062,166	8,784,302
Due after three years and through five years	2,277,918	2,016,358
Due after five years	547,375	583,766
Total content obligations	$22,698,295	$21,713,349
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
Similar to other U.S. companies doing business in Brazil, the Company is involved in a number of matters with Brazilian tax authorities regarding non-income tax assessments. Although the Company believes it has meritorious defenses to these matters, there is inherent complexity and uncertainty with respect to these matters, and the final outcome may be materially different from our expectations. The current potential exposure with respect to the various issues with Brazilian tax authorities regarding non-income tax assessments is estimated to be approximately $400 million, which is expected to increase over time.
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
The following table summarizes the activities related to the Company’s stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2023	19,695,109	$268.86
Granted	465,641	583.66
Exercised	(3,384,520)	157.18
Expired	(4,324)	56.72
Balances as of September 30, 2024	16,771,906	$300.20
Vested and expected to vest as of September 30, 2024	16,771,906	$300.20
Exercisable as of September 30, 2024	16,694,821	$299.59

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
The following table summarizes the activities related to the Company’s unvested RSUs and PSUs:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Balances as of December 31, 2023	—	$—
Granted	159,978	686.36
Vested	(19,996)	562.00
Forfeited	—	—
Balances as of September 30, 2024	139,982	$704.12
Stock-based Compensation
Total stock-based compensation expense was $66 million and $211 million for the three and nine months ended September 30, 2024, respectively, and $80 million and $257 million for the three and nine months ended September 30, 2023, respectively.
Stock Repurchases
In March 2021, the Company’s Board of Directors authorized the repurchase of up to $5 billion of its common stock, with no expiration date, and in September 2023, the Board of Directors increased the share repurchase authorization by an additional $10 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three and nine months ended September 30, 2024, the Company repurchased 2,551,039 and 8,696,108 shares, respectively, for an aggregate amount of $1.7 billion and $5.3 billion, respectively. As of September 30, 2024, $3.1 billion remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of September 30, 2024, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and nine months ended September 30, 2024:

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of June 30, 2024	$(249,600)	$(3,400)	$211,631	$—	$—	$(47,745)	$(89,114)
Other comprehensive income (loss) before reclassifications	95,802	(42,000)	(369,805)	(10,175)	5,566	95,479	(225,133)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(48,481)	9,069	—	9,037	(30,375)
Net change in accumulated other comprehensive income (loss)	95,802	(42,000)	(418,286)	(1,106)	5,566	104,516	(255,508)
Balances as of September 30, 2024	$(153,798)	$(45,400)	$(206,655)	$(1,106)	$5,566	$56,771	$(344,622)

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of December 31, 2023	$(103,922)	$—	$(155,730)	$—	$—	$35,707	$(223,945)
Other comprehensive income (loss) before reclassifications	(49,876)	(45,400)	19,883	(10,175)	5,566	6,908	(73,094)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(70,808)	9,069	—	14,156	(47,583)
Net change in accumulated other comprehensive income (loss)	(49,876)	(45,400)	(50,925)	(1,106)	5,566	21,064	(120,677)
Balances as of September 30, 2024	$(153,798)	$(45,400)	$(206,655)	$(1,106)	$5,566	$56,771	$(344,622)
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and nine months ended September 30, 2023:

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of June 30, 2023	$(139,266)	$—	$—	$—	$—	$—	$(139,266)
Other comprehensive income (loss) before reclassifications	(94,157)	—	101,169	—	—	(23,317)	(16,305)
Net change in accumulated other comprehensive income (loss)	(94,157)	—	101,169	—	—	(23,317)	(16,305)
Balances as of September 30, 2023	$(233,423)	$—	$101,169	$—	$—	$(23,317)	$(155,571)

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of December 31, 2022	$(217,306)	$—	$—	$—	$—	$—	$(217,306)
Other comprehensive income (loss) before reclassifications	(16,117)	—	101,169	—	—	(23,317)	61,735
Net change in accumulated other comprehensive income (loss)	(16,117)	—	101,169	—	—	(23,317)	61,735
Balances as of September 30, 2023	$(233,423)	$—	$101,169	$—	$—	$(23,317)	$(155,571)
The following tables summarize the amounts reclassified from AOCI to the Consolidated Statement of Operations:

	Three Months Ended
	September 30, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	$48,184	$297	$—	$(11,116)	$37,365
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(9,069)	2,079	(6,990)
Total	$48,184	$297	$(9,069)	$(9,037)	$30,375

	Nine Months Ended
	September 30, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	$70,244	$564	$—	$(16,235)	$54,573
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(9,069)	2,079	(6,990)
Total	$70,244	$564	$(9,069)	$(14,156)	$47,583
No amounts were reclassified from AOCI into the Consolidated Statements of Operations in the three and nine months ended September 30, 2023.

10. Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
	(in thousands, except percentages)
Provision for income taxes	$339,445	$231,627	$988,365	$587,103
Effective tax rate	13%	12%	13%	12%

The effective tax rates for the three and nine months ended September 30, 2024 differed from the Federal statutory rate primarily due to the foreign-derived intangible income deduction and excess tax benefits on stock-based compensation.

11. Segment and Geographic Information

The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its co-chief executive officers, who review financial information presented on a consolidated basis for the purposes of making operating decisions, assessing financial performance and allocating resources.
Total U.S. revenues were $4.0 billion and $11.9 billion, respectively, for the three and nine months ended September 30, 2024, and $3.5 billion and $10.1 billion, respectively, for the three and nine months ended September 30, 2023. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, were located as follows:

	As of
	September 30, 2024	December 31, 2023
	(in thousands)
United States	$2,756,275	$2,724,710
International	1,026,395	843,633

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

Overview
We are one of the world’s leading entertainment services with approximately 283 million paid memberships in over 190 countries enjoying TV series, films and games across a wide variety of genres and languages. Members can play, pause and resume watching as much as they want, anytime, anywhere, and can change their plans at any time.
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

Results of Operations

The following represents our consolidated performance highlights:

	As of/Three Months Ended		Change
	September 30, 2024	September 30, 2023	Q3'24 vs. Q3'23
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$9,824,703	$8,519,306	$1,305,397	15%
DVD revenues (1)	—	22,362	(22,362)	(100)%
Total revenues	$9,824,703	$8,541,668	$1,283,035	15%

Operating income	$2,909,477	$1,916,394	$993,083	52%
Operating margin	29.6%	22.4%	7.2%

Global Streaming Memberships:
Paid net membership additions	5,073	8,763	(3,690)	(42)%
Paid memberships at end of period	282,720	247,153	35,567	14%
Average paying memberships	280,184	242,772	37,412	15%
Average monthly revenue per paying membership	$11.69	$11.70	$(0.01)	—%
Constant currency change (2)				5%

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
In order to exclude the effect of foreign currency rate fluctuations on ARM, we calculate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period and exclude the impact of hedging gains or losses realized as revenues. Constant currency percentage change in ARM is calculated as the percentage change between current period constant currency ARM and the prior comparative period ARM. The impact of hedging gains or losses is excluded from both the current and prior periods. For the three and nine months ended September 30, 2024, our revenues would have been approximately $476 million and $1,177 million higher, respectively, excluding the impact of hedging and had foreign currency exchange rates remained constant with those for the three and nine months ended September 30, 2023. The unfavorable foreign exchange rate impacts in the three and nine months ended September 30, 2024 were primarily driven by the devaluation of the Argentine peso relative to the U.S. dollar.
Operating margin for the three months ended September 30, 2024 increased seven percentage points as compared to the prior comparative period, primarily due to revenues growing at a faster rate as compared to the growth in cost of revenues and lower general and administrative expenses.

Streaming Revenues
We primarily derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of September 30, 2024, pricing on our paid plans ranged from the U.S. dollar equivalent of $1 to $33 per month, and pricing on our extra member sub accounts ranged from the U.S. dollar equivalent of $2 to $8 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
We also earn revenue from advertisements presented on our streaming service, consumer products, live events and various other sources. Revenues earned from sources other than monthly membership fees were not material for the three and nine months ended September 30, 2024 and September 30, 2023.
Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	Q3'24 vs. Q3'23
	(in thousands, except percentages)
Streaming revenues	$9,824,703	$8,519,306	$1,305,397	15%
Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Streaming revenues	$28,754,453	$24,807,633	$3,946,820	16%
Streaming revenues for the three and nine months ended September 30, 2024 increased 15% and 16% as compared to the three and nine months ended September 30, 2023, respectively, primarily due to the growth in average paying memberships and price increases, partially offset by unfavorable changes in foreign exchange rates.
The following tables summarize streaming revenue and other streaming membership information by region for the three and nine months ended September 30, 2024 and 2023. Hedging gains of $48 million and $70 million are included in “Streaming revenues” for the three and nine months ended September 30, 2024, respectively. No hedging gains and losses were recognized as “Streaming revenues” in the comparative prior year period. See Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.

United States and Canada (UCAN)
Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

	As of/Three Months Ended		Change
	September 30, 2024	September 30, 2023	Q3'24 vs. Q3'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$4,322,476	$3,735,133	$587,343	16%
Paid net membership additions	694	1,750	(1,056)	(60)%
Paid memberships at end of period	84,803	77,321	7,482	10%
Average paying memberships	84,456	76,446	8,010	10%
Average monthly revenue per paying membership	$17.06	$16.29	$0.77	5%
Constant currency change				5%

Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

	As of/Nine Months Ended		Change
	September 30, 2024	September 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$12,842,351	$10,943,226	$1,899,125	17%
Paid net membership additions	4,675	3,025	1,650	55%
Paid memberships at end of period	84,803	77,321	7,482	10%
Average paying memberships	83,078	75,259	7,819	10%
Average monthly revenue per paying membership	$17.18	$16.16	$1.02	6%
Constant currency change				6%

Europe, Middle East, and Africa (EMEA)
Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

	As of/Three Months Ended		Change
	September 30, 2024	September 30, 2023	Q3'24 vs. Q3'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$3,133,466	$2,693,146	$440,320	16%
Paid net membership additions	2,167	3,953	(1,786)	(45)%
Paid memberships at end of period	96,131	83,760	12,371	15%
Average paying memberships	95,048	81,784	13,264	16%
Average monthly revenue per paying membership	$10.99	$10.98	$0.01	—%
Constant currency change				1%
Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

	As of/Nine Months Ended		Change
	September 30, 2024	September 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$9,099,431	$7,772,957	$1,326,474	17%
Paid net membership additions	7,318	7,031	287	4%
Paid memberships at end of period	96,131	83,760	12,371	15%
Average paying memberships	92,722	79,142	13,580	17%
Average monthly revenue per paying membership	$10.90	$10.91	$(0.01)	—%
Constant currency change				1%

Latin America (LATAM)
Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

	As of/Three Months Ended		Change
	September 30, 2024	September 30, 2023	Q3'24 vs. Q3'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$1,240,892	$1,142,811	$98,081	9%
Paid net membership additions (losses)	(68)	1,179	(1,247)	(106)%
Paid memberships at end of period	49,182	43,645	5,537	13%
Average paying memberships	49,216	43,056	6,160	14%
Average monthly revenue per paying membership	$8.40	$8.85	$(0.45)	(5)%
Constant currency change				27%
Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

	As of/Nine Months Ended		Change
	September 30, 2024	September 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$3,610,045	$3,290,438	$319,607	10%
Paid net membership additions	3,185	1,946	1,239	64%
Paid memberships at end of period	49,182	43,645	5,537	13%
Average paying memberships	48,187	42,129	6,058	14%
Average monthly revenue per paying membership	$8.32	$8.68	$(0.36)	(4)%
Constant currency change				23%

Asia-Pacific (APAC)
Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

	As of/Three Months Ended		Change
	September 30, 2024	September 30, 2023	Q3'24 vs. Q3'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$1,127,869	$948,216	$179,653	19%
Paid net membership additions	2,280	1,881	399	21%
Paid memberships at end of period	52,604	42,427	10,177	24%
Average paying memberships	51,464	41,487	9,977	24%
Average monthly revenue per paying membership	$7.31	$7.62	$(0.31)	(4)%
Constant currency change				(2)%
Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

	As of/Nine Months Ended		Change
	September 30, 2024	September 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$3,202,626	$2,801,012	$401,614	14%
Paid net membership additions	7,266	4,404	2,862	65%
Paid memberships at end of period	52,604	42,427	10,177	24%
Average paying memberships	48,930	40,083	8,847	22%
Average monthly revenue per paying membership	$7.27	$7.76	$(0.49)	(6)%
Constant currency change				(3)%
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
Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	Q3'24 vs. Q3'23
	(in thousands, except percentages)
Cost of revenues	$5,119,884	$4,930,788	$189,096	4%
As a percentage of revenues	52%	58%
The increase in cost of revenues was primarily due to a $126 million increase in content amortization relating to our existing and new content.
Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Cost of revenues	$15,271,100	$14,407,883	$863,217	6%
As a percentage of revenues	53%	58%
The increase in cost of revenues was primarily due to a $697 million increase in content amortization relating to our existing and new content.
Marketing
Marketing expenses consist primarily of advertising expenses and certain payments made to our marketing and advertising sales partners, including consumer electronics (“CE”) manufacturers, multichannel video programming distributors (“MVPDs”), mobile operators, and internet service providers (“ISPs”). Advertising expenses include promotional activities such as digital and television advertising. Marketing expenses also include payroll, stock-based compensation, facilities, and other related expenses for personnel that support advertising sales and marketing activities.
Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	Q3'24 vs. Q3'23
	(in thousands, except percentages)
Marketing	$642,926	$558,736	$84,190	15%
As a percentage of revenues	7%	7%
The increase in marketing expenses was primarily due to a $50 million increase in advertising expenses, largely driven by the timing of content releases. In addition, personnel-related costs increased $25 million, driven by the growth in advertising sales headcount.
Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Marketing	$1,941,350	$1,741,266	$200,084	11%
As a percentage of revenues	7%	7%

The increase in marketing expenses was primarily due to a $98 million increase in advertising expenses, largely driven the timing of content releases. In addition, personnel-related costs increased $79 million, driven by the growth in advertising sales headcount.
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
Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	Q3'24 vs. Q3'23
	(in thousands, except percentages)
Technology and development	$735,063	$657,159	$77,904	12%
As a percentage of revenues	7%	8%
The increase in technology and development expenses was primarily due to a $70 million increase in personnel-related costs.
Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Technology and development	$2,148,790	$2,002,417	$146,373	7%
As a percentage of revenues	7%	8%
The increase in technology and development expenses was primarily due to a $122 million increase in personnel-related costs.
General and Administrative
General and administrative expenses consist primarily of payroll, stock-based compensation, facilities, and other related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.
Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	Q3'24 vs. Q3'23
	(in thousands, except percentages)
General and administrative	$417,353	$478,591	$(61,238)	(13)%
As a percentage of revenues	4%	6%
The decrease in general and administrative expenses was primarily due to a $38 million decrease in personnel-related costs and a $24 million decrease in third-party expenses.
Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
General and administrative	$1,248,365	$1,281,012	$(32,647)	(3)%
As a percentage of revenues	4%	5%
The decrease in general and administrative expenses was primarily due to a $27 million decrease in personnel-related costs as well as decreased spend on third-party expenses.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.
Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	Q3'24 vs. Q3'23
	(in thousands, except percentages)
Interest expense	$184,830	$175,563	$9,267	5%
As a percentage of revenues	2%	2%
Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Interest expense	$526,130	$524,614	$1,516	—%
As a percentage of revenues	2%	2%
Interest expense primarily consists of interest on our Notes of $185 million and $526 million for the three and nine months ended September 30, 2024. The increase in interest expense for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023 was due to the increase in debt. Interest expense for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023 remained relatively flat.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances, gains and losses on certain derivative instruments, and interest earned on cash, cash equivalents and short-term investments.
Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	Q3'24 vs. Q3'23
	(in thousands, except percentages)
Interest and other income (expense)	$(21,693)	$168,218	$(189,911)	(113)%
As a percentage of revenues	—%	2%
Interest and other income (expense) decreased in the three months ended September 30, 2024 primarily due to foreign exchange losses of $91 million, net of the impacts of derivatives and hedging, compared to gains of $89 million for the corresponding period in 2023. In the three months ended September 30, 2024, the foreign exchange losses were primarily driven by the non-cash loss of $105 million from the remeasurement of our €5,170 million Senior Notes, net of hedging impacts, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three months ended September 30, 2023, the foreign exchange gains were primarily driven by the non-cash gains from the remeasurement of our €5,170 million Senior Notes of $173 million, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies.
Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Interest and other income	$212,671	$123,975	$88,696	72%
As a percentage of revenues	1%	—%

Interest and other income increased in the nine months ended September 30, 2024 primarily due to foreign exchange gains of $24 million, net of the impacts of derivatives and hedging, compared to losses of $41 million for the corresponding period in 2023. In the nine months ended September 30, 2024, the foreign exchange gains were primarily driven by the non-cash gain of $69 million from the remeasurement of our €5,170 million Senior Notes, net of hedging impacts, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the nine months ended September 30, 2023, the foreign exchange losses were primarily driven by the remeasurement of cash and content liability positions in currencies other than the functional currencies, partially offset by the non-cash gain from the remeasurement of our €5,170 million Senior Notes of $63 million.
Provision for Income Taxes
Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	Q3'24 vs. Q3'23
	(in thousands, except percentages)
Provision for income taxes	$339,445	$231,627	$107,818	47%
Effective tax rate	13%	12%
Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Provision for income taxes	$988,365	$587,103	$401,262	68%
Effective tax rate	13%	12%
The increase in the effective tax rate for the three and nine months ended September 30, 2024, as compared to the same periods in 2023, was primarily due to an increase in foreign taxes, partially offset by higher excess tax benefits on stock-based compensation.
Liquidity and Capital Resources

	As of		Change
	September 30, 2024	December 31, 2023	September 30, 2024 vs. December 31, 2023
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$9,225,987	$7,139,488	$2,086,499	29%
Short-term and long-term debt	15,981,328	14,543,261	1,438,067	10%

Cash, cash equivalents, restricted cash and short-term investments increased $2,086 million in the nine months ended September 30, 2024 primarily due to cash provided by operations, issuance of debt, and proceeds from issuance of common stock, partially offset by the repurchase of stock and repayment of debt.
Debt, net of debt issuance costs and discounts, increased $1,438 million primarily due to the issuance of debt and remeasurement of our euro-denominated notes, partially offset by the repayment upon maturity of the $400 million aggregate principal amount of our 5.750% Senior Notes in the nine months ended September 30, 2024. The amount of principal and interest on our outstanding notes due in the next twelve months is $2,579 million. As of September 30, 2024, no amounts had been borrowed under the $3 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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

Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. During the nine months ended September 30, 2024, the Company repurchased 8,696,108 shares of common stock for an aggregate amount of $5.3 billion. As of September 30, 2024, $3.1 billion remains available for repurchases.
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
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of September 30, 2024, the expected timing of those payments are as follows:

	Payments due by Period
Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$22,698,295	$11,810,836	$10,887,459
Debt (2)	20,639,869	2,578,818	18,061,051
Operating lease obligations (3)	2,912,299	515,614	2,396,685
Total	$46,250,463	$14,905,268	$31,345,195

(1)As of September 30, 2024, content obligations were comprised of $4.5 billion included in “Current content liabilities” and $1.9 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $16.3 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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

Cash Flows
The following tables summarize our cash flows:

Three months ended September 30, 2024 as compared to the three months ended September 30, 2023

	Three Months Ended		Change
	September 30, 2024	September 30, 2023	Q3'24 vs. Q3'23
	(in thousands, except percentages)
Net cash provided by operating activities	$2,321,101	$1,992,315	$328,786	17%
Net cash provided by (used in) investing activities	(1,869,109)	296,071	(2,165,180)	(731)%
Net cash provided by (used in) financing activities	226,596	(2,475,108)	2,701,704	109%

Net cash provided by operating activities for the three months ended September 30, 2024 increased $329 million as compared to the corresponding period in 2023, primarily driven by a $686 million or 41% increase in net income, an increase in adjustments for non-cash expenses, and favorable changes in working capital, mainly due to the timing of payments for taxes. These cash inflows were partially offset by an increase in payments for content assets. The payments for content assets increased $890 million, from $3,210 million to $4,100 million, or 28%.
Net cash provided by (used in) investing activities for the three months ended September 30, 2024 decreased $2,165 million as compared to the corresponding period in 2023, primarily due to purchases of investments of $1.7 billion, coupled with there being no proceeds from maturities of investments in the three months ended September 30, 2024, as compared to proceeds from maturities of investments of $400 million in the three months ended September 30, 2023.
Net cash provided by (used in) financing activities for the three months ended September 30, 2024 increased $2,702 million as compared to the corresponding period in 2023, primarily due to proceeds from the issuance of debt of $1,794 million, coupled with an $800 million decrease in the repurchases of common stock from $2.5 billion in the three months ended September 30, 2023 to $1.7 billion in the three months ended September 30, 2024.

Nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023

	Nine Months Ended		Change
	September 30, 2024	September 30, 2023	YTD'24 vs. YTD'23
	(in thousands, except percentages)
Net cash provided by operating activities	$5,824,470	$5,611,287	$213,183	4%
Net cash provided by (used in) investing activities	(2,023,110)	130,155	(2,153,265)	(1,654)%
Net cash used in financing activities	(3,395,729)	(3,498,530)	(102,801)	(3)%

Net cash provided by operating activities for the nine months ended September 30, 2024 increased $213 million as compared to the corresponding period in 2023, primarily driven by a $2,373 million or 53% increase in net income, an increase in adjustments for non-cash expenses, and favorable changes in working capital, partially offset by an increase in payments for content assets. The payments for content assets increased $2,774 million, from $9,660 million to $12,434 million, or 29%.
Net cash provided by (used in) investing activities for the nine months ended September 30, 2024 decreased $2,153 million as compared to the corresponding period in 2023, primarily due to purchases of investments for an aggregate amount of $1.7 billion in the nine months ended September 30, 2024 as compared to purchases of investments for an aggregate amount of $505 million in the nine months ended September 30, 2023, coupled with there being no maturities of investments in the nine months ended September 30, 2024, as compared to maturities of investments of $902 million in the nine months ended September 30, 2023.
Net cash used in financing activities for the nine months ended September 30, 2024 decreased $103 million as compared to the corresponding period in 2023, primarily due to proceeds from the issuance of debt of $1,794 million in the nine months ended September 30, 2024 and a $412 million increase in the proceeds from the issuance of common stock from $119 million in the nine months ended September 30, 2023 to $531 million in the nine months ended September 30, 2024. These cash inflows were partially offset by a $1.8 billion increase in the repurchases of common stock from an aggregate amount of $3.5 billion of repurchases in the nine months ended September 30, 2023 to $5.3 billion in the nine months ended September 30, 2024, coupled with the repayment upon maturity of the $400 million aggregate principal amount of our 5.750% Senior Notes in the nine months ended September 30, 2024 as compared to no repayments of debt in the corresponding period in 2023.

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
Interest Rate Risk
As of September 30, 2024, our cash equivalents were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments are primarily comprised of investments in government securities. These securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (“AOCI”) within Stockholders' equity in the Consolidated Balance Sheets. Changes in interest rates could adversely affect the market value of these securities.
As of September 30, 2024, we had $16.1 billion of debt, consisting of fixed rate unsecured debt in fifteen tranches due between 2025 and 2054. Refer to Note 6 Debt to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.
Foreign Currency Risk
We operate our business globally and transact in multiple currencies. Currencies denominated in other than the U.S. dollar accounted for 56% of revenue and 30% of operating expenses for the nine months ended September 30, 2024. We therefore have foreign currency risk related to these currencies, which are primarily the euro, British pound, Brazilian real, Argentine peso, and the Mexican peso.
Accordingly, volatility in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. Excluding the impact of hedging gains or losses realized as revenues, our revenues for the nine months ended September 30, 2024 would have been approximately $1,177 million higher had foreign currency exchange rates remained constant with those for the nine months ended September 30, 2023. The unfavorable foreign exchange rate impact in the nine months ended September 30, 2024 was primarily driven by the devaluation of the Argentine peso relative to the U.S. dollar. See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding our non-GAAP financial measure of constant currency.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted U.S. dollar-equivalent revenues from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges of forecasted foreign currency revenue and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. If the U.S. dollar weakened by 10% as of September 30, 2024 and December 31, 2023, the amounts recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $1.9 billion and $958 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying forecasted revenues when recognized in earnings.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted and firmly committed U.S. dollar-equivalent transactions related to the licensing and production of content assets from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Cost of Revenues” to offset the hedged exposures as they affect earnings, which occurs as the underlying hedged content assets are amortized. If the U.S. dollar strengthened by 10% as of September 30, 2024 and December 31, 2023, the amounts recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $133 million and $71 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying exposures when recognized in earnings.
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
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the nine months ended September 30, 2024, we began entering into foreign exchange forward contracts to mitigate the foreign exchange risk on intercompany transactions and monetary assets and liabilities that are not denominated in the functional currencies of the Company and its subsidiaries. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. Certain contracts are not designated as hedging instruments and the gains or losses on these derivative instruments are recorded in “Interest and other income (expense)” in the Consolidated Statements of Operations. We also designate certain contracts as fair value hedges to mitigate the foreign exchange risk on the remeasurement of our foreign-currency denominated debt. The gains or losses on these derivative instruments included in the assessment of hedge effectiveness are recorded in “Interest and other income (expense),” net with the offsetting foreign currency remeasurement gains and losses on the hedged items. If an adverse change in exchange rates of 10% was applied to our monetary assets and liabilities denominated in currencies other than the functional currencies as of September 30, 2024 and December 31, 2023, income before income taxes would have been approximately $22 million and $516 million lower, respectively, after considering the offsetting impact of the foreign currency exchange contracts and our net investment hedges. The decrease in the hypothetical adverse change in income before taxes from $516 million as of December 31, 2023 to $22 million as of September 30, 2024 is primarily driven by our use of non-derivative and derivative instruments to mitigate foreign exchange risk related to the remeasurement of foreign-currency denominated balances during the nine months ended September 30, 2024.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stock repurchases during the three months ended September 30, 2024 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
July 1 - 31, 2024	943,075	$656.47	943,075	$4,135,755
August 1 - 31, 2024	884,428	$655.59	884,428	$3,555,932
September 1 - 30, 2024	723,536	$692.53	723,536	$3,054,860
Total	2,551,039		2,551,039

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

Item 5.Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Richard Barton (1)	Director	Adoption	7/26/2024	12/31/2025	12,062
Timothy Haley (2)	Director	Adoption	8/6/2024	11/6/2025	11,737

(1) Richard Barton, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on July 26, 2024. Mr. Barton's plan provides for the potential exercise of vested stock options and the associated sale of up to 12,062 shares of Netflix common stock. The plan expires on December 31, 2025, or upon the earlier completion of all authorized transactions under the plan.

(2) Timothy Haley, a member of the Board of Directors, trusts for which he serves as a trustee and a partnership for which he serves as the sole general partner and limited partner, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on August 6, 2024. The plan provides for the potential sale of up to 11,737 shares of Netflix common stock. The plan expires on November 6, 2025, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022

3.2	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023

4.1	Indenture, dated as of July 29, 2024, by and between the Company and Computershare Trust Company, National Association, as Trustee.	S-3	333-281071	4.1	July 29, 2024

4.2	Supplemental Indenture, dated as of August 1, 2024, by and between the Company and Computershare Trust Company, National Association, as Trustee.	8-K	001-35727	4.2	August 1, 2024

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	October 18, 2024	By:	/s/ Ted Sarandos
Ted Sarandos Co-Chief Executive Officer (Principal executive officer)

Dated:	October 18, 2024	By:	/s/ Greg Peters
Greg Peters Co-Chief Executive Officer (Principal executive officer)

Dated:	October 18, 2024	By:	/s/ Jeffrey Karbowski
Jeffrey Karbowski Chief Accounting Officer (Principal accounting officer)