Form 10-K
period 2024-12-31
NETFLIX INC
filed 2025-01-27
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2024 the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $287,180,927,160. Shares of common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of December 31, 2024, there were 427,757,100 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the registrant’s 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our ability to improve our content offerings and service; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, net cash provided by (used in) operating activities, access to financing sources, and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; seasonality; stock price volatility; impact of foreign exchange rate fluctuations; expectations regarding hedging activity; impact of interest rate fluctuations; adequacy of existing facilities; future regulatory changes and their impact on our business; intellectual property; cybersecurity; price changes and testing; accounting treatment for changes related to content assets; acquisitions; actions by competitors; membership growth, including impact of content and pricing changes on membership growth; partnerships; advertising; multi-household usage; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming, consumer products and live experiences; impact of work stoppages; content amortization; resolutions of tax examinations; tax expense; unrecognized tax benefits; deferred tax assets; resolutions of disputes and other proceedings; our ability to effectively manage change and growth; our company culture; and our ability to attract and retain qualified employees and key personnel. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: "Risk Factors" section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.Business
ABOUT US
Netflix, Inc. (“Netflix”, “the Company”, “registrant”, “we”, or “us”) is one of the world’s leading entertainment services with approximately 302 million paid memberships in over 190 countries enjoying TV series, films and games across a wide variety of genres and languages. Members can play, pause and resume watching as much as they want, anytime, anywhere, and can change their plans at any time.
Our core strategy is to grow our business globally within the parameters of our operating margin target. We strive to continuously improve our members' experience by offering compelling content that delights them and attracts new members. We aim to offer a range of pricing plans, including our ad-supported subscription plan, to meet a variety of consumer needs. We seek to drive conversation around our content to further enhance member joy, and we are continuously enhancing our user interface to help our members more easily choose content that they will find enjoyable.

BUSINESS SEGMENTS
We operate as one operating segment. Our revenues are primarily derived from monthly membership fees for services related to streaming content to our members. See Note 12, Segment and Geographic Information, in the accompanying notes to our consolidated financial statements for further detail.

COMPETITION
The market for entertainment video is intensely competitive and subject to rapid change. We compete with a broad set of activities for consumers’ leisure time, including other entertainment video providers, such as linear television, streaming entertainment providers (including those that provide pirated content), video gaming providers, as well as user-generated content, some of which are by professional content creators, and more broadly against other sources of entertainment, such as social media, that our members could choose in their moments of free time. We also compete against entertainment video providers and content producers in obtaining content for our service, both for licensed content and for original content projects.
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

INTELLECTUAL PROPERTY
We regard our trademarks, service marks, copyrights, patents, domain names, trade dress, trade secrets, proprietary technologies and similar intellectual property as important to our success. We use a combination of patent, trademark, copyright and trade secret laws and confidentiality agreements to protect our proprietary intellectual property. Our intellectual property rights extend to our technology, business processes, the content we produce and distribute through our service, and the consumer products and experiences based thereon. We use the intellectual property of third parties in creating some of our content, merchandising our products and marketing our service. Our ability to provide our members with content they can watch depends on studios, content providers and other rights holders licensing rights, including distribution rights, to such content and certain related elements thereof, such as the public performance of music contained within the content we distribute. The license periods and the terms and conditions of such licenses vary. Our ability to protect and enforce our intellectual property rights is subject to certain risks and from time to time we encounter disputes over rights and obligations concerning intellectual property. We cannot provide assurance that we will prevail in any intellectual property disputes.
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
HUMAN CAPITAL
We view our employees and our culture as key to our success. As of December 31, 2024, we had approximately 14,000 full-time employees. Of these, approximately 9,600 (69%) were located in the United States and Canada, 2,200 (16%) in Europe, Middle East, and Africa, 600 (4%) in Latin America and 1,600 (11%) in Asia-Pacific. We also have a number of employees engaged in content production, some of whom are part-time or temporary, and whose numbers fluctuate throughout the year and may be covered by collective bargaining agreements. We believe an important component of our success is our company culture. This culture, which is detailed in a "Culture Memo" located on our website, is often described as providing a unique environment for our employees to perform the best work of their lives in pursuit of excellence. We aim to attract and retain great people - representing a diverse array of perspectives and skills - to work together as a dream team. As our business grows and changes, we seek to improve our culture to meet the new needs of our business. We believe our dynamic culture helps us create a better experience for our members, employees, creators and partners.
As we have expanded our offices globally, our company culture remains an important aspect of our operations. We are mindful of cultural differences across and within regions. Fostering a work environment that is culturally diverse, inclusive and equitable is a major focus for us. We work to build diversity, inclusion and equity into all aspects of our operations globally, with the goal of having diversity and inclusion function as a critical lens through which each Netflix employee carries out their role. We want more people and cultures to see themselves reflected on screen - so it’s important that our employee base is diverse and represents the communities we serve. We look to help increase representation by educating our people leaders and recruiters on how to hire more inclusively, and to help the company and senior leaders diversify their networks. We also support numerous employee resource groups (ERGs), representing employees and allies from a broad array of historically underrepresented and/or marginalized communities. We publish annually an update on our inclusion initiatives and progress, which further highlights our approach to diversity and inclusion, and publish our EEO-1 reports on our website.
We believe in fostering great leaders. We offer various experiences and training to inform our employees about our culture and other context that we believe is important for success at Netflix. We aim to equip our people leaders (officers, VPs, directors, and manager-level employees) to lead the business and our teams in alignment with our expectations and strategic objectives.
We aim generally to pay our employees at their personal top of market, and they generally are able to choose the form of their compensation between cash and stock options. This permits employee compensation to be highly personalized and reflective of each employee's individual needs and preferences. We conduct pay equity analyses at least annually, and have adopted practices to help ensure that employees from underrepresented groups are not being underpaid based on gender identity (globally) and race or ethnicity (U.S.) relative to others doing the same or similar work under comparable circumstances. We aim to rectify any pay gaps that we find through this analysis.
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
We must continually add new members both to replace canceled memberships and to grow our business beyond our current membership base. Our ability to continue to attract and retain members will depend in part on our ability to consistently provide our members in countries around the globe with compelling content choices that keep our members engaged with our service, effectively drive conversation around our content and service, as well as provide a quality experience for choosing and enjoying TV series, films and games. Our penetration and growth rates have fluctuated and vary across the jurisdictions where we provide our service. In countries where we have been operating for many years or where we are highly penetrated, our membership growth is slower than in newer or less penetrated countries. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain members. Competitors include other entertainment video providers, such as linear television, and streaming entertainment providers (including those that provide pirated content), video gaming providers, as well as user-generated content, some of which are by professional content creators, and more broadly other sources of entertainment, such as social media, that our members could choose in their moments of free time.
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

If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members, and accordingly, our revenue and results of operations may be adversely affected. We expanded our entertainment video offering to include games and, more recently, live programming. If our efforts to sustain and improve our existing TV and film offering, as well as develop and expand our video entertainment options, are not done in a manner valued by our current and future members, our ability to attract and retain members may be negatively impacted. We may also seek to extend our business into new products and services to help drive growth. For example, we continue to expand our offering of consumer products and live experiences. To the extent we cannot successfully find and develop new products, experiences and services to help drive growth, or we do not realize the expected benefits or generate additional revenue from such new products, experiences, and services, our future results of operations and growth may be adversely impacted.
We have and may, from time to time, adjust our membership pricing, our membership plans, or our pricing model itself, including for example, the lower-priced ad-supported subscription plan. Similarly, we have increased enforcement of and will continue to enforce our terms of use to limit multi-household usage and shared viewing outside of a household. These and other adjustments we make may not be well-received by consumers, and could negatively impact our ability to attract and retain members, revenue and our results of operations. In addition, many of our members rejoin our service or originate from word-of-mouth advertising from existing members. If our efforts to satisfy our existing members or adjustments to our service are not successful, we may not be able to attract or retain members, and as a result, our ability to maintain and/or grow our business will be adversely affected.
Changes in competitive offerings for entertainment video could adversely impact our business.
The market for entertainment is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. We face competition from traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet based e-commerce or entertainment video providers and platforms. Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content, large content libraries, and significant financial, marketing and other resources. They may offer more compelling content or secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. In addition, new technological developments, including the development and use of generative artificial intelligence, are rapidly evolving. If our competitors gain an advantage by using such technologies more effectively to satisfy consumer demand, our ability to compete successfully and our results of operations could be adversely impacted. Companies also may enter into business combinations or alliances that strengthen their competitive positions. Piracy also threatens to damage our business, as its fundamental proposition to consumers is so compelling and difficult to compete against: virtually all content for free. In light of the compelling consumer proposition, piracy services are subject to rapid global growth, and our efforts to prevent that growth may be insufficient. If we are unable to successfully or profitably compete with current and new competitors and win moments of truth, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.
We face risks, such as unforeseen costs and potential liability in connection with content we acquire, produce, license and/or distribute through our service.
As a producer and distributor of content, we face potential liability for negligence, copyright and trademark infringement, or other claims based on the nature and content of materials that we acquire, produce, license and/or distribute. We also may face potential liability for content used in promoting our service, including marketing materials. We devote significant resources toward the development, production, marketing and distribution of original programming. We believe that original and exclusive programming can help differentiate our service from other offerings, enhance our brand and otherwise attract and retain members. To the extent our programming does not meet our expectations, in particular, in terms of costs, viewing and popularity, our business, including our brand and results of operations may be adversely impacted. As a content producer, we are responsible for production costs and other expenses, such as ongoing guild payments, and take on risks associated with production, such as completion and key talent risk. Further, negotiations or renewals related to entertainment industry collective bargaining agreements have, and in the future, could negatively impact timing and costs associated with our productions. We contract with third parties related to the development, production, marketing and distribution of our original programming. We may face potential liability or may suffer significant losses in connection with these arrangements, including but not limited to if such third parties violate applicable law, become insolvent or engage in fraudulent behavior. To the extent we create and sell physical or digital merchandise relating to our programming, and/or license such rights to third parties, we could become subject to product liability, intellectual property or other claims related to such merchandise. We may decide to remove content from our service, not to place licensed or produced content on our service or discontinue or alter production of original content if we believe such content might not be well received by our members, is prohibited by law, or could be damaging to our brand or business.
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
We are expanding our operations, scaling our streaming service to effectively and reliably handle anticipated growth in both members and features related to our services, such as introducing games and advertising on our service, as well as offering live programming and expanding our consumer products and experiences. We are also scaling our own studio operations to produce original content. As our international offering evolves, we are managing and adjusting our business to address varied content offerings, consumer customs and practices, in particular those dealing with e-commerce and streaming video, as well as differing legal and regulatory environments. As we scale our streaming service and introduce new features such as our ad-supported subscription plan and live programming, we are developing technology and utilizing third-party “cloud” computing, technology and other services. As we scale our content production, including games, and introduce new features and expand our consumer products and experience offerings, we are building out expertise in a number of disciplines, including creative, marketing, legal, finance, licensing, merchandising and other resources, which requires significant resources and management attention. Further, we may expand our content and service offerings in a manner that is not well received by consumers. As we grow our operations, we may face integration and operational challenges as well as potential unknown liabilities and reputational concerns in connection with partners we work with or companies we may acquire or control. If we are not able to manage the growing complexity of our business, including improving, refining or evolving our corporate culture, as well as our systems and operational practices related to our streaming operations and original content, our business may be adversely affected.
If we fail to maintain a positive reputation concerning our service and the content we offer, we may not be able to attract or retain members, we may face regulatory scrutiny and our operating results may be adversely affected.
We believe that a positive reputation concerning our service is important in attracting and retaining members. To the extent our content is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. To the extent our content is deemed controversial or offensive by government regulators, we may face direct or indirect retaliatory action or behavior, including being required to remove such content from our service, our entire service could be banned and/or become subject to heightened regulatory scrutiny across our business and operations. We could also face boycotts which could adversely affect our business. Furthermore, to the extent our response to government action or our marketing, customer service and public relations efforts are not effective or result in negative reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. There is an increasing focus from regulators, investors, members and other stakeholders on environmental, social, and governance (“ESG”) matters, both in the United States and internationally, including the adoption of new disclosure and regulatory frameworks. To the extent we are unable to meet regulatory or industry standards or investor expectations on ESG issues or the content we distribute and the manner in which we produce content creates ESG related concerns, our reputation may be harmed.
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
We currently offer members the ability to receive streaming content through a host of internet-connected devices, including TVs, digital video players, TV set-top boxes and mobile devices. We have agreements with various cable, satellite and telecommunications operators to make our service available through the TV set-top boxes of these service providers, some of which compete directly with us or have investments in competing streaming content providers. In many instances, our agreements also include provisions by which the partner bills consumers directly for the Netflix service or otherwise offers services or products in connection with offering our service. If partners or other providers do a better job of connecting consumers with content they want to watch, for example through multi-service discovery interfaces, our service may be adversely impacted. We intend to continue to broaden our relationships with existing partners and to increase our capability to stream content and offer games to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory, business or other impediments to delivering our streaming content to our members via these devices, our ability to retain members and grow our business could be adversely impacted.
Our agreements with our partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities other than Netflix and while these entities should be responsible for the devices’ performance, the connection between these devices and our service may nonetheless result in consumer dissatisfaction toward us and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices, and from time to time, lead to us to stop supporting the delivery of our service on certain legacy devices. If partners do not update or otherwise modify their devices, or if we discontinue support for certain devices, our service and our members' use and enjoyment could be negatively impacted.
We are subject to payment processing risk.
Our members pay for our service using a variety of different payment methods, including credit and debit cards, gift cards, prepaid cards, direct debit, online wallets and direct carrier and partner billing. We rely on internal systems and those of third parties to process payment. Acceptance and processing of these payment methods are subject to certain rules, regulations, and industry standards, including data storage requirements, additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules, regulations or industry standards concerning payments, loss of payment partners and/or disruptions or failures in our payment processing systems, partner systems or payment products, including products we use to update payment information, our revenue, operating expenses and results of operations could be adversely impacted. In certain instances, we leverage third parties such as our cable and other partners to bill members on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to transition members or otherwise find alternative methods of collecting payments, which could adversely impact member acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.
If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses.
The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. As our service and others like us gain traction in international markets, governments are increasingly looking to introduce new or extend legacy regulations to these services, in particular those related to broadcast media and tax. For example, European law enables individual member states to impose levies and other financial obligations on media operators that provide services in their jurisdiction. Several European Union (EU) Member States have and others may, over time, impose financial and regulatory obligations on us. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. Rules governing new technological developments, including generative artificial intelligence, are nascent and rapidly evolving such that the impact on areas related to our business remains uncertain. For example, in Europe, the Digital Markets Act remains subject to non-compliance investigations, the result of which could change how we interact with digital gatekeepers like Apple and Google. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.
Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, requiring payment of network access fees or payment of network support taxes, could decrease the demand for our service and increase our cost of doing business. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the EU and several U.S. states. In others, the laws may be nascent, evolving or non-existent. For example, a U.S. federal appeals court recently overturned the Federal Communications Commission's net neutrality rules. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
We are engaged in legal proceedings that could cause us to incur unforeseen expenses and could occupy a significant amount of our management's time and attention.
From time to time, we are subject to litigation or claims that could negatively affect our business operations and financial position. As we have grown, we have seen a rise in the number of litigation matters against us. These matters have included copyright and other claims related to our content, products, patent infringement claims, tax litigation, employment related litigation, as well as consumer and securities class actions, each of which are typically expensive to defend. Litigation disputes could cause us to incur unforeseen expenses, result in content unavailability, service disruptions, and otherwise occupy a significant amount of our management's time and attention, any of which could negatively affect our business operations and financial position. We also receive inquiries and subpoenas and other types of information requests from government authorities, and we may become subject to related claims and other actions related to our business activities. While the ultimate outcome of investigations, inquiries, information requests and related legal proceedings is difficult to predict, such matters can be expensive, time-consuming and distracting, and adverse resolutions or settlements of those matters may result in, among other things, modification of our business practices, reputational harm or costs and significant payments, any of which could negatively affect our business operations and financial position.
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
•our ability to develop and expand an advertising sales and advertising technology organization team;
•our ability to develop the technology and related infrastructure to support advertising and drive value to advertisers;
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
Intellectual property claims against us could be costly and result in the loss of significant rights related to, among other things, our technology, business processes, and content.
Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes, the content we produce and distribute through our service, and consumer products, experiences, and marketing assets based thereon. We use the intellectual property of third parties in creating some of our content, merchandising our products and experiences, and marketing our service. From time to time, third parties allege that we have infringed or otherwise violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. In addition, the use or adoption of new and emerging technologies may increase our exposure to intellectual property claims, and the availability of copyright and other intellectual property protection for AI-generated material is uncertain. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the internet. We have not searched for patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current technology and products, our recommendation and merchandising technology or inability to market our service or merchandise our products. We may also have to remove content from our service, or remove consumer products or marketing materials from the marketplace. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.
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
Our computer systems and those of third parties we use in our operations are subject to constantly evolving cybersecurity threats, including cyber-attacks such as computer viruses, malware, ransomware, denial of service attacks, physical or electronic break-ins, or insider threats, as well as misconfigurations in information systems, networks, software or hardware, and similar disruptions or errors. These systems and those of third parties with which we do business have experienced and may continue to experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. We and many of the third parties we work with rely on open source software and libraries that are integrated into a variety of applications, tools and systems, which may increase our exposure to vulnerabilities. The addition of new features or upgrades also increases our exposure to vulnerabilities, and generative artificial intelligence could intensify these cybersecurity risks. Additionally, outside parties may attempt to induce employees, vendors, partners, or users to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including member and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. However, the techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate, detect or prevent unauthorized access or address all cybersecurity incidents that occur. Because of our prominence, we (and/or third parties we use) have been and may continue to be a particularly attractive target for such attacks, and from time to time, we have experienced unauthorized releases of certain digital content assets and unintended disclosure of personal information due to incidents related to third parties. However, to date these unauthorized releases have not had a material impact on our service, systems or business. There is no assurance that hackers may not have a material impact on our service or systems in the future. We do not carry insurance to cover expenses related to such disruptions or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of members, damage our reputation, and adversely affect our business and results of operations. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.
We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks ("CDN") to help us stream content and offer games in high volume to Netflix members over the internet. Problems faced by us or our third-party “cloud” computing or other network providers, including technological or business-related disruptions, as well as cybersecurity threats and regulatory interference, could adversely impact the experience of our members.
We rely upon Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of the Amazon Web Services operation would impact our operations and our business would be adversely impacted.
Amazon Web Services (“AWS”) provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a "cloud" computing service. We have architected our software and computer systems so as to utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the vast majority of our computing on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any commercial disputes related to, disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. While the retail side of Amazon competes with us, we do not believe that Amazon will use the AWS operation in such a manner as to gain competitive advantage against our service, although if it were to do so it could harm our business.
If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operations could be adversely impacted.
We utilize a combination of proprietary and third-party technology to operate our business. This includes the technology that we have developed to recommend and merchandise content to our consumers as well as enable fast and efficient delivery of content to our members and their various consumer electronic devices. For example, we have built and deployed our own CDN. To the extent Internet Service Providers (“ISPs”) do not interconnect with our CDN or charge us to access their networks, or if we experience difficulties in our CDN’s operation, our ability to efficiently and effectively deliver our streaming content to our members could be adversely impacted and our business and results of operations could be adversely affected. Likewise, if our recommendation and merchandising technology does not enable us to predict and recommend titles that our members will enjoy, our ability to attract and retain members may be adversely affected. We also utilize third-party technology to help market our service, process payments, and otherwise manage the daily operations of our business. If our technology or that of third-parties we utilize in our operations fails or otherwise operates improperly, including as a result of “bugs” or other errors in our development and deployment of software, our ability to operate our service, retain existing members and add new members may be impaired. Any harm to our members’ devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.
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
Most network operators that provide consumers with access to the internet also provide these consumers with multichannel video programming. As such, many network operators have an incentive to use their network infrastructure in a manner adverse to our continued growth and success. While we believe that consumer demand, regulatory oversight and competition will help counterbalance these incentives, to the extent that network operators are able to provide preferential treatment to their data as opposed to ours or otherwise implement discriminatory network management practices, our business could be negatively impacted. The extent to which these incentives limit operator behavior differs across markets.
Risks Related to Privacy
Privacy concerns could limit our ability to collect and leverage member personal information and disclosure of member personal information could adversely impact our business and reputation.
In the ordinary course of business and in particular in connection with content acquisition, merchandising our service to our members and our advertising offering, we collect and utilize information supplied by our members and third parties, which may include personal information and other data. We are subject to laws, rules and regulations relating to privacy and the collection, use and security of personal information, including but not limited to Regulation (EU) 2016/679 (also known as the General Data Protection Regulation or “GDPR”) and the California Privacy Rights Act ("CPRA"). Any actual or perceived failure to comply with the GDPR, the California Consumer Privacy Act/CPRA, other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, have and could in the future lead to investigations, claims, and proceedings by governmental entities and private parties, which to date have not been material but may result in significant damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.
Other businesses have been criticized by privacy groups and governmental bodies for attempts to link personal identities and other information to data collected on the internet regarding users’ browsing and other habits. Increased regulation of data utilization practices, including self-regulation or findings under existing laws that limit our ability to collect, transfer and use personal information, could have an adverse effect on our business. In addition, if we were to disclose personal information about our members in a manner that was objectionable to them, our business reputation could be adversely affected, and we could face potential legal claims that could impact our operating results. Internationally, we may become subject to additional and/or more stringent legal obligations concerning our treatment of member and other personal information, such as laws regarding data localization, data transfer and/or restrictions on data export. Failure to comply with these obligations could subject us to liability, and to the extent that we need to alter our business model or practices to adapt to these obligations, we could incur additional expenses.
Our reputation and relationships with members would be harmed if member personal information, particularly billing data, were to be accessed by unauthorized persons.
We maintain personal information regarding our members, including names, age, gender and billing information. This personal information is maintained on our own systems as well as that of third parties we use in our operations. With respect to billing information, such as credit card numbers, we rely on encryption and authentication technology to secure such information. We take measures to protect against unauthorized intrusion into our members’ information. Despite these measures and technologies we, our payment processing services or other third-party services we use such as AWS, could experience an unauthorized intrusion into our members’ information. In the event of such a breach, current and potential members may become unwilling to provide the information to us necessary for them to remain or become members. We have notified and may in the future be required to notify regulators about any actual or perceived data breach (including various state Attorneys General, one or more EU data protection authorities, or other data protection authorities) as well as the individuals who are affected by the incident within strict time periods. Additionally, we could face legal claims or regulatory fines or penalties for such a breach. The costs relating to any data breach could be material, and we currently do not carry insurance against the risk of a data breach. We also maintain personal information concerning our employees, as well as personal information of others working on our productions. Should an unauthorized intrusion into our members’ or employees’ personal information and/or production personal information occur, our business could be adversely affected and our larger reputation with respect to data protection could be negatively impacted.
Risks Related to Liquidity
The long-term and largely fixed cost nature of our content commitments may limit our operating flexibility and could adversely affect our liquidity and results of operations.
In connection with licensing streaming content, we typically enter into multi-year commitments with studios and other content providers. We also enter into multi-year commitments for content that we produce, either directly or through third parties, including elements associated with these productions such as non-cancelable commitments under talent agreements. The payment terms of these agreements are not tied to member usage or the size of our membership base (“fixed cost”) but may be determined by costs of production or tied to such factors as titles licensed and/or theatrical exhibition receipts. Such commitments, to the extent estimable under accounting standards, are included in the Contractual Obligations section of Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 8, Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K. Given the multiple-year duration and largely fixed cost nature of content commitments, if business performance does not meet our expectations, our margins may be adversely impacted. Further, we may be unable to react to any reduction in our cash flows from operations, including those caused by a downturn in the economy, by reducing our streaming content obligations in the near-term. Payment terms for certain content commitments, such as content we directly produce, will typically require more up-front cash payments than other content licenses or arrangements whereby we do not fund the production of such content. To the extent revenue growth does not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and largely fixed cost nature of our content commitments may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our content commitments, we may not be able to adjust our content offerings quickly and our results of operations may be adversely impacted.
We may seek additional capital that may result in stockholder dilution or that may have rights senior to those of our common stockholders.
From time to time, we may seek to obtain additional capital, either through equity, equity-linked or debt securities. The decision to obtain additional capital will depend on, among other things, our business plans, operating performance and condition of the capital markets. Rising interest rates or any disruption in the capital markets could make it more difficult and expensive for us to raise additional capital or refinance our existing indebtedness. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to the rights of our co~~m~~mon stock, and our stockholders may experience dilution. Any large equity or equity-linked offering could also negatively impact our stock price.
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
As of December 31, 2024, we had the equivalent of $15.7 billion aggregate principal amount of senior notes outstanding (“Notes”), some of which is denominated in currencies other than the U.S. dollar. In addition, we have entered into a revolving credit agreement that provides for a $3 billion unsecured revolving credit facility. As of December 31, 2024, we have not borrowed any amount under this revolving credit facility. As of December 31, 2024, we had approximately $6.2 billion of total content liabilities as reflected on our consolidated balance sheet, some of which is denominated in currencies other than the U.S. dollar. Such amount does not include streaming content commitments that do not meet the criteria for liability recognition, the amounts of which are significant. Our substantial indebtedness and other obligations, including streaming content obligations, may require us to use a substantial portion of our cash flow from operations to make debt service payments and pay our other obligations when due, limit our ability to borrow additional funds, limit our flexibility to plan for, or react to, changes in our business and industry and place us at a competitive disadvantage compared to our less leveraged competitors. For more information on our streaming content obligations, including those not on our consolidated balance sheet, see Note 8, Commitments and Contingencies, in the accompanying notes to our consolidated financial statements included in Part II, Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
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
•regulatory requirements or government action, whether in response to enforcement of actual or purported legal and regulatory requirements or otherwise, that results in disruption or non-availability of our service or particular content, administrative enforcement actions, fines, and civil and criminal liability, or increased operating costs in the applicable jurisdiction;
•application of foreign intellectual property laws, which requires the business to adapt to bespoke compliance rules, or changes to such laws, among other issues, may impact the economics of creating or distributing content, anti-piracy efforts, or our ability to protect or exploit intellectual property rights;
•adverse tax consequences such as those related to changes in tax laws or tax rates or their interpretations, and the related application of judgment in determining our global provision for income taxes, deferred tax assets or liabilities or other tax liabilities given the ultimate tax determination is uncertain;
•fluctuations in currency exchange rates, which have and may continue to impact revenues and expenses of our international operations and expose us to foreign currency exchange rate risk, and while we use derivative and non-derivative instruments to hedge certain exposures to fluctuations in exchange rates, the use of such hedging activities may not be effective in offsetting an adverse financial impact and may introduce or heighten counterparty risk and we may choose not to hedge certain exposures;
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
•negative impacts from trade disputes; and
•implementation of regulations designed to stimulate the local production of film and TV series in order to promote and preserve local culture and economic activity, including local content quotas, investment obligations, and levies to support local film funds. For example, the EU revised its Audio Visual Media Services Directive in 2018 to require that European works comprise at least thirty percent (30%) of media service providers’ catalogs, and to require prominence of those works, and certain EU Member States have imposed additional investment obligations and levies.

These and other factors may cause us to adjust our business plans, including expanding or ceasing certain operations in certain countries, and the execution of our strategies. Our failure to manage any of these risks successfully could harm our international operations and our overall business, and results of our operations.
We are subject to taxation related risks in multiple jurisdictions.
We are a U.S.-based multinational company subject to tax in multiple U.S. and foreign tax jurisdictions. Significant judgment is required in determining our global provision for income taxes, deferred taxes and other tax liabilities and receivables, and in evaluating our tax positions and other tax attributes on a worldwide basis. We are subject to the periodic examination of our domestic and foreign tax returns by the Internal Revenue Service, state, local, and foreign tax authorities, some of whom are challenging our tax positions. We regularly assess the likelihood of adverse outcomes from these examinations in determining the adequacy of our provision for income taxes and other tax liabilities. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and may not accurately forecast actual tax audit outcomes. If the ultimate determination of income and other tax liabilities differ from the amounts recorded or accrued, our business, financial condition or results of operations may be adversely impacted.
Tax laws are regularly being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies and we have tax audits pending in several jurisdictions. The U.S. federal and state governments, countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in jurisdictions where we do business. If U.S. or other tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.
Risks Related to Human Resources
We may lose key employees or may be unable to hire qualified employees, and the failure to maintain and improve our company culture may adversely affect our business.
We rely on the continued service of our senior management, including our Co-Chief Executive Officers, Ted Sarandos and Greg Peters, members of our executive team and other key employees. In our industry, there is substantial and continuous competition for highly-skilled business, product development, technical, creative and other personnel. If we experience high executive turnover, fail to adapt our business practices to industry expectations, fail to maintain a positive reputation, fail to implement succession plans for key employees, encounter difficulties associated with the transition of members of our management team, are not successful in recruiting new personnel or in retaining and motivating existing personnel, in instilling our culture in new employees, or maintaining and improving our culture as we grow, our operations may be disrupted, which could adversely affect our results of operations.
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
•provide for a classified board of directors until our annual meeting of stockholders to be held in 2025;
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
Our systems and those of third parties with which we do business have experienced and may continue to experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property, and we have experienced unauthorized releases of certain digital content assets and unintended disclosure of personal information due to incidents related to third parties. However, to date these incidents have not had a material impact on our service, systems or business. Any significant disruption to our service or access to our systems could result in a loss of members and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See "Risk Factors - Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized access, disclosure or destruction of data, including member and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business."
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

Item 2.Properties
We have leased principal properties in both Los Gatos, California, which is the location of our corporate headquarters, and in Los Angeles, California. In addition, we own and lease various office and production space throughout the world.
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
Holders
As of December 31, 2024, there were approximately 2,752 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.
Company Purchases of Equity Securities
Stock repurchases during the three months ended December 31, 2024 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
October 1 - 31, 2024	519,883	$724.15	519,883	$2,678,384
November 1 - 30, 2024	457,732	$792.49	457,732	$2,315,637
December 1 - 31, 2024	188,212	$913.13	188,212	$17,143,775
Total	1,165,827		1,165,827

(1) In September 2023, the Board of Directors authorized the repurchase of up to $10 billion of its common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. For further information regarding stock repurchase activity, see Note 9 Stockholders’ Equity to the consolidated financial statements in this Annual Report.

(2) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

Stock Performance Graph
Notwithstanding any statement to the contrary in any of our previous or future filings with the Securities and Exchange Commission, the following information relating to the price performance of our common stock shall not be deemed “filed” with the Commission or “soliciting material” under the Exchange Act and shall not be incorporated by reference into any such filings.
The following graph compares, for the five year period ended December 31, 2024, the total cumulative stockholder return on the Company’s common stock with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the RDG Internet Composite Index. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2019, December 31, 2020, December 31, 2021, December 31, 2022, December 31, 2023 and December 31, 2024. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the RDG Internet Composite Index, respectively, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Results of Operations
The following represents our consolidated performance highlights:

	As of/Year Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
	(in thousands, except revenue per membership and percentages)
Financial Results:
Streaming revenues	$39,000,966	$33,640,458	$31,469,852	16%
DVD revenues (1)	—	82,839	145,698	(100)%
Total revenues	$39,000,966	$33,723,297	$31,615,550	16%

Operating income	$10,417,614	$6,954,003	$5,632,831	50%
Operating margin	27%	21%	18%

Global Streaming Memberships:
Paid net membership additions	41,350	29,529	8,903	40%
Paid memberships at end of period (2)	301,626	260,276	230,747	16%
Average paying memberships	277,730	240,889	222,924	15%
Average monthly revenue per paying membership	$11.70	$11.64	$11.76	1%
Constant currency change (3)				4%

(1) We discontinued our DVD-by-mail service in the year ended December 31, 2023. The discontinuance of our DVD business had an immaterial impact on our operations and financial results.
(2) A paid membership (also referred to as a paid subscription) is defined as a membership that has the right to receive Netflix service following sign-up and a method of payment being provided, and that is not part of a free trial or certain other promotions that may be offered by the Company to new or rejoining members. Certain members have the option to add extra member sub accounts. These extra member sub accounts are not included in paid memberships. A membership is canceled and ceases to be reflected in the above metrics as of the effective cancellation date. Voluntary cancellations generally become effective at the end of the prepaid membership period. Involuntary cancellations, as a result of a failed method of payment, become effective immediately. Memberships are assigned to territories based on the geographic location used at time of sign-up as determined by the Company’s internal systems, which utilize industry standard geo-location technology.
(3) We believe the non-GAAP financial measure of constant currency revenue is useful in analyzing the underlying trends in average monthly revenue per paying membership (“ARM”) absent foreign currency fluctuations. However, this non-GAAP financial measure should be considered in addition to, not as a substitute for, or superior to other financial measures prepared in accordance with GAAP.
In order to exclude the effect of foreign currency rate fluctuations on ARM, we calculate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period and exclude the impact of hedging gains or losses realized as revenues. Constant currency percentage change in ARM is calculated as the percentage change between current period constant currency ARM and the prior comparative period ARM. The impact of hedging gains or losses is excluded from both the current and prior periods. For the year ended December 31, 2024, our revenues would have been approximately $1,424 million higher, excluding the impact of hedging and had foreign currency exchange rates remained constant with those for the year ended December 31, 2023. The unfavorable foreign exchange rate impacts in the year ended December 31, 2024 were primarily driven by the devaluation of the Argentine peso relative to the U.S. dollar coupled with significant price increases in the local currency in this jurisdiction.
Operating margin for the year ended December 31, 2024 increased six percentage points as compared to the prior comparative period, primarily due to revenues growing at a faster rate as compared to the growth in cost of revenues, sales and marketing, and technology and development expenses, coupled with lower general and administrative expenses.

Streaming Revenues

We primarily derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of December 31, 2024, pricing on our paid plans ranged from the U.S. dollar equivalent of $1 to $32 per month, and pricing on our extra member sub accounts ranged from the U.S. dollar equivalent of $2 to $8 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
We also earn revenue from advertisements presented on our streaming service, consumer products, live events and various other sources. Revenues earned from sources other than monthly membership fees were not a material component of streaming revenues for the years ended December 31, 2024, 2023, and 2022.

	Year Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
	(in thousands, except percentages)
Streaming revenues	$39,000,966	$33,640,458	$31,469,852	$5,360,508	16%
Streaming revenues for the year ended December 31, 2024 increased 16% as compared to the year ended December 31, 2023, primarily due to the growth in average paying memberships and price increases, partially offset by unfavorable changes in foreign exchange rates.
The following tables summarize streaming revenues and other streaming membership information by region for the years ended December 31, 2024, 2023 and 2022. Hedging gains of $124 million are included in “Streaming revenues” for the year ended December 31, 2024. No hedging gains and losses were recognized as “Streaming revenues” in the comparative prior year periods. See Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.

United States and Canada (UCAN)

	As of/Year Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$17,359,369	$14,873,783	$14,084,643	$2,485,586	17%
Paid net membership additions (losses)	9,497	5,832	(919)	3,665	63%
Paid memberships at end of period	89,625	80,128	74,296	9,497	12%
Average paying memberships	84,112	76,126	74,001	7,986	10%
Average monthly revenue per paying membership	$17.20	$16.28	$15.86	$0.92	6%
Constant currency change					6%

Europe, Middle East, and Africa (EMEA)

	As of/Year Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$12,387,035	$10,556,487	$9,745,015	$1,830,548	17%
Paid net membership additions	12,320	12,084	2,693	236	2%
Paid memberships at end of period	101,133	88,813	76,729	12,320	14%
Average paying memberships	94,200	80,928	73,904	13,272	16%
Average monthly revenue per paying membership	$10.96	$10.87	$10.99	$0.09	1%
Constant currency change					1%

Latin America (LATAM)

	As of/Year Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$4,839,816	$4,446,461	$4,069,973	$393,355	9%
Paid net membership additions	7,330	4,298	1,738	3,032	71%
Paid memberships at end of period	53,327	45,997	41,699	7,330	16%
Average paying memberships	48,954	42,802	40,000	6,152	14%
Average monthly revenue per paying membership	$8.24	$8.66	$8.48	$(0.42)	(5)%
Constant currency change					21%
Asia-Pacific (APAC)

	As of/Year Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
	(in thousands, except revenue per membership and percentages)
Streaming revenues	$4,414,746	$3,763,727	$3,570,221	$651,019	17%
Paid net membership additions	12,203	7,315	5,391	4,888	67%
Paid memberships at end of period	57,541	45,338	38,023	12,203	27%
Average paying memberships	50,466	41,033	35,019	9,433	23%
Average monthly revenue per paying membership	$7.29	$7.64	$8.50	$(0.35)	(5)%
Constant currency change					(3)%

Cost of Revenues
Cost of revenues primarily consists of the amortization of content assets. Other costs of revenues include expenses associated with the acquisition, licensing and production of content, streaming delivery costs, and other operating costs.
Expenses related to the acquisition, licensing and production of content not included in content amortization may include payroll, stock-based compensation, facilities, and other personnel-related expenses, costs associated with obtaining rights to music included in our content, overall deals with talent, miscellaneous production-related costs and participations and residuals. Streaming delivery costs are primarily related to our global content delivery network (“Open Connect”). We have built our own Open Connect network to help us efficiently stream a high volume of content to our members over the internet. Delivery expenses, therefore, include equipment costs related to Open Connect, payroll and related personnel expenses and all third-party costs, such as cloud computing costs, associated with delivering content over the internet. Other operating costs include customer service and payment processing fees, including those we pay to our integrated payment partners, as well as other costs directly incurred in making our content available to members.

	Year Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
	(in thousands, except percentages)
Cost of revenues	$21,038,464	$19,715,368	$19,168,285	$1,323,096	7%
As a percentage of revenues	54%	58%	61%

The increase in cost of revenues for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to a $1,104 million increase in content amortization relating to our existing and new content.

Sales and Marketing
Sales and marketing expenses consist primarily of advertising expenses and certain payments made to marketing and advertising sales partners, including consumer electronics ("CE") manufacturers, multichannel video programming distributors ("MVPDs"), mobile operators, and ISPs. Marketing expenses include promotional activities such as digital and television advertising. Sales and marketing expenses also include payroll, stock-based compensation, facilities, and other related expenses for personnel that support advertising sales and marketing activities.

	Year Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
	(in thousands, except percentages)
Sales and marketing	$2,917,554	$2,657,883	$2,530,502	$259,671	10%
As a percentage of revenues	7%	8%	8%

The increase in sales and marketing expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily driven by a $131 million increase in personnel-related costs due to the growth in advertising sales headcount. Other sales and marketing expenses increased $129 million primarily due to a $54 million increase in marketing expenses due to the timing of marketing spend on our content slate, coupled with an increase in expenses incurred in connection with our advertising offering, including increased payments to advertising sales partners and other advertising distribution expenses.

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

	Year Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
	(in thousands, except percentages)
Technology and development	$2,925,295	$2,675,758	$2,711,041	$249,537	9%
As a percentage of revenues	8%	8%	9%

The increase in technology and development expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was primarily due to a $224 million increase in personnel-related costs.

General and Administrative
General and administrative expenses consist of payroll, stock-based compensation, facilities, and other related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

	Year Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
	(in thousands, except percentages)
General and administrative	$1,702,039	$1,720,285	$1,572,891	$(18,246)	(1)%
As a percentage of revenues	4%	5%	5%

General and administrative expenses for the year ended December 31, 2024 as compared to the year ended December 31, 2023 remained relatively flat.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.

	Year Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
	(in thousands, except percentages)
Interest expense	$718,733	$699,826	$706,212	$18,907	3%
As a percentage of revenues	2%	2%	2%
Interest expense primarily consists of interest on our Notes of $718 million for the year ended December 31, 2024. The increase in interest expense for the year ended December 31, 2024 as compared to the year ended December 31, 2023 was due to the increase in debt.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances, gains and losses on certain derivative instruments, and interest earned on cash, cash equivalents and short-term investments.

	Year Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
	(in thousands, except percentages)
Interest and other income (expense)	$266,776	$(48,772)	$337,310	$315,548	647%
As a percentage of revenues	1%	—%	1%

Interest and other income (expense) increased for the year ended December 31, 2024 primarily due to foreign exchange losses of $18 million, net of the impacts of derivatives and hedging, compared to the losses of $293 million for the corresponding period in 2023. In the year ended December 31, 2024, the foreign exchange losses were primarily driven by the remeasurement of cash and content liability positions in currencies other than the functional currencies, partially offset by a non-cash gain of $122 million, net of hedging impacts, from the remeasurement of our €5,170 million Senior Notes. The foreign exchange loss in the year ended December 31, 2023 was primarily driven by a non-cash loss of $176 million from the remeasurement of our Senior Notes denominated in euros, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies.

Provision for Income Taxes

	Year Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
	(in thousands, except percentages)
Provision for income taxes	$1,254,026	$797,415	$772,005	$456,611	57%
Effective tax rate	13%	13%	15%
The effective tax rate for the year ended December 31, 2024 remained relatively flat as compared to the year ended December 31, 2023. See Note 10 Income Taxes to the consolidated financial statements for further information regarding income taxes.

Liquidity and Capital Resources

	As of December 31,		Change
	2024	2023	2024 vs. 2023
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$9,586,343	$7,139,488	$2,446,855	34%
Short-term and long-term debt	15,582,804	14,543,261	1,039,543	7%

Cash, cash equivalents, restricted cash and short-term investments increased $2,447 million in the year ended December 31, 2024 primarily due to cash provided by operations, issuance of debt, and proceeds from issuance of common stock, partially offset by the repurchase of stock and repayment of debt.
Debt, net of debt issuance costs and discounts, increased $1,040 million primarily due to the issuance of $1,800 million in additional Senior Notes, partially offset by the repayment upon maturity of the $400 million aggregate principal amount of our 5.750% Senior Notes and the remeasurement of our euro-denominated notes in the year ended December 31, 2024. The amount of principal and interest due in the next twelve months is $2,487 million. As of December 31, 2024, no amounts had been borrowed under our $3 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In September 2023, the Board of Directors authorized the repurchase of up to $10 billion of our common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. In the fiscal year ended December 31, 2024, the Company repurchased 9,861,935 shares of common stock for an aggregate amount of $6,211 million (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022). As of December 31, 2024, $17.1 billion remains available for repurchases.
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
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of December 31, 2024, the expected timing of those payments are as follows:

Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$23,248,931	$11,424,696	$11,824,235
Debt (2)	19,841,462	2,486,945	17,354,517
Operating lease obligations (3)	2,761,120	514,625	2,246,495
Total	$45,851,513	$14,426,266	$31,425,247

(1)As of December 31, 2024, content obligations were comprised of $4.4 billion included in "Current content liabilities" and $1.8 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $17.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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

(3)Operating lease obligations are comprised of operating lease liabilities included in "Accrued expenses and other liabilities" and "Other non-current liabilities" on the Consolidated Balance Sheets, inclusive of imputed interest. Operating lease obligations also include additional obligations that are not reflected on the Consolidated Balance Sheets as they did not meet the criteria for recognition. As of December 31, 2024, the Company has additional operating leases for real estate that have not yet commenced of $38 million which has been included above. See Note 5 Balance Sheet Components in the accompanying notes to our consolidated financial statements for further details regarding leases.

As of December 31, 2024, we had gross unrecognized tax benefits of $432 million, of which $302 million was classified in “Other non-current liabilities" in the Consolidated Balance Sheets. At this time, an estimate of the range of reasonably possible adjustments to the balance of unrecognized tax benefits cannot be made. In addition, we may be required to pay deposits of approximately $800 million related to certain direct and indirect taxes in the next twelve months, which are in excess of our typical annual obligations.

Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,			Change
	2024	2023	2022	2024 vs. 2023
	(in thousands)
Net cash provided by operating activities	$7,361,364	$7,274,301	$2,026,257	$87,063	1%
Net cash provided by (used in) investing activities	(2,181,784)	541,751	(2,076,392)	(2,723,535)	(503)%
Net cash used in financing activities	(4,074,427)	(5,950,803)	(664,254)	(1,876,376)	(32)%

Net cash provided by operating activities for the year ended December 31, 2024 increased $87 million as compared to the year ended December 31, 2023, primarily driven by a $3,304 million or 61% increase in net income, an increase in adjustments for non-cash expenses, and favorable changes in working capital, partially offset by an increase in payments for content assets. The payments for content assets increased $3,862 million, from $13,140 million to $17,003 million, or 29%.
Net cash provided by (used in) investing activities for the year ended December 31, 2024 decreased $2,724 million as compared to the year ended December 31, 2023, primarily due to there being no maturities of investments in the year ended December 31, 2024, as compared to maturities of investments of $1,395 million in the year ended December 31, 2023, coupled with an increase in purchases of investments of $1,237 million and an increase in purchases of property and equipment of $91 million.
Net cash used in financing activities for the year ended December 31, 2024 decreased $1,876 million as compared to the year ended December 31, 2023, primarily due to proceeds from the issuance of debt of $1,794 million in the year ended December 31, 2024 and a $663 million increase in the proceeds from the issuance of common stock. These cash inflows were partially offset by the repayment upon maturity of the $400 million aggregate principal amount of our 5.750% Senior Notes in the year ended December 31, 2024 as compared to no repayments of debt in the corresponding period in 2023, coupled with a $218 million increase in the repurchases of common stock.
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
In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence, including our past operating results, our forecast of future earnings and future taxable income, and prudent and feasible tax planning strategies. The assumptions utilized in determining future taxable income require significant judgment and are consistent with the plans and estimates we are using to manage the underlying business. Actual operating results in future years could differ from our current assumptions, judgments and estimates.

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

Interest Rate Risk
At December 31, 2024, our cash equivalents were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments are primarily comprised of investments in government securities. These securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (“AOCI”) within Stockholders' equity in the Consolidated Balance Sheets. Changes in interest rates could adversely affect the market value of these securities.
As of December 31, 2024, we had $15.7 billion of debt, consisting of fixed rate unsecured debt in fifteen tranches due between 2025 and 2054. Refer to Note 6 Debt to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.

Foreign Currency Risk
We operate our business globally and transact in multiple currencies. Currencies denominated in other than the U.S. dollar accounted for 56% of revenue and 29% of operating expenses for the year ended December 31, 2024. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, Argentine peso, and the Mexican peso.
Accordingly, volatility in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. Excluding the impact of hedging gains or losses realized as revenues, our revenues for the year ended December 31, 2024 would have been approximately $1,424 million higher had foreign currency exchange rates remained constant with those in the same period of 2023. The unfavorable foreign exchange rate impact in the year ended December 31, 2024 was primarily driven by the devaluation of the Argentine peso relative to the U.S. dollar coupled with significant price increases in the local currency in this jurisdiction. See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding our non-GAAP financial measure of constant currency.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted U.S. dollar-equivalent revenues from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges of forecasted foreign currency revenue and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. If the U.S dollar weakened by 10% as of December 31, 2024 and December 31, 2023, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $1.9 billion and $958 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying forecasted revenues when recognized in earnings.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted and firmly committed U.S. dollar-equivalent transactions related to the licensing and production of content assets from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Cost of Revenues” to offset the hedged exposures as they affect earnings, which occurs as the underlying hedged content assets are amortized. If the U.S dollar strengthened by 10% as of December 31, 2024 and December 31, 2023, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $187 million and $71 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying exposures when recognized in earnings.

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
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. In the year ended December 31, 2024, we began entering into foreign exchange forward contracts to mitigate the foreign exchange risk on intercompany transactions and monetary assets and liabilities that are not denominated in the functional currencies of the Company and its subsidiaries. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. Certain contracts are not designated as hedging instruments and the gains or losses on these derivative instruments are recorded in “Interest and other income (expense)” in the Consolidated Statements of Operations. We also designate certain contracts as fair value hedges to mitigate the foreign exchange risk on the remeasurement of our foreign-currency denominated debt. The gains or losses on these derivative instruments included in the assessment of hedge effectiveness are recorded in “Interest and other income (expense),” net with the offsetting foreign currency remeasurement gains and losses on the hedged items. If an adverse change in exchange rates of 10% was applied to our monetary assets and liabilities denominated in currencies other than the functional currencies as of December 31, 2024 and December 31, 2023, income before income taxes would have been approximately $38 million and $516 million lower, respectively, after considering the offsetting impact of the foreign currency exchange contracts and our net investment hedges. The decrease in the hypothetical adverse change in income before taxes from $516 million as of December 31, 2023 to $38 million as of December 31, 2024 is primarily driven by our use of non-derivative and derivative instruments to mitigate foreign exchange risk related to the remeasurement of foreign-currency denominated balances during the year ended December 31, 2024.

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

(b)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Netflix, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Netflix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated January 27, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Jose, California
January 27, 2025

Item 9B.Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2024, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Greg Peters (1)	Co-CEO and Director	Termination	10/30/2024	N/A	187,913
Greg Peters (2)	Co-CEO and Director	Adoption	10/30/2024	11/1/2027	158,583
David Hyman (3)	Chief Legal Officer	Adoption	10/29/2024	1/30/2026	104,154
Ted Sarandos (4)	Co-CEO and Director	Adoption	10/25/2024	2/27/2026	199,063
Spencer Neumann (5)	Chief Financial Officer	Adoption	10/29/2024	12/31/2025	33,406
Ann Mather (6)	Director	Adoption	10/31/2024	12/31/2025	2,682
Strive Masiyiwa (7)	Director	Adoption	11/7/2024	12/31/2025	2,813
Jeffrey Karbowski (8)	Chief Accounting Officer	Adoption	10/29/2024	1/31/2026	3,820

(1) On October 30, 2024, Greg Peters, Co-CEO and a member of the Board of Directors, terminated a pre-arranged stock trading plan pursuant to Rule 10b5-1, which was adopted on July 26, 2023 and provided for the potential exercise of vested stock options and the associated sale of up to 187,913 shares of Netflix common stock until November 1, 2027 or the earlier completion of all authorized transactions under the plan.

(2) Upon termination of Mr. Peters' prior plan (described in footnote 1), on October 30, 2024, Mr. Peters entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 that provides for the potential exercise of vested stock options and the associated sale of up to 158,583 shares of Netflix common stock. This figure includes a grant of 31,112 Performance Share Units (PSUs) that are expected to vest during the term of the 10b5-1 plan, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award of PSUs, subject to the achievement of certain performance conditions as set forth in the PSU award agreement, less shares to be withheld for tax withholding obligations. The plan expires on November 1, 2027, or upon the earlier completion of all authorized transactions under the plan.

(3) David Hyman, Chief Legal Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on October 29, 2024. Mr. Hyman's plan provides for the potential exercise of vested stock options and the associated sale of up to 104,154 shares of Netflix common stock. This figure includes 2,174 PSUs that are expected to vest during the term of the 10b5-1 plan, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award of PSUs, subject to the achievement of certain performance conditions as set forth in the PSU award agreement, less shares to be withheld for tax withholding obligations. The plan expires on January 30, 2026, or upon the earlier completion of all authorized transactions under the plan.

(4) Ted Sarandos, co-CEO and a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on October 25, 2024. Mr. Sarandos' plan provides for the potential exercise of vested stock options and the associated sale of up to 199,063 shares of Netflix common stock. The plan expires on February 27, 2026, or upon the earlier completion of all authorized transactions under the plan.

(5) Spencer Neumann, Chief Financial Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on October 29, 2024. Mr. Neumann's plan provides for the potential exercise of vested stock options and the associated sale of up to 33,406 shares of Netflix common stock. The plan expires on December 31, 2025, or upon the earlier completion of all authorized transactions under the plan.

(6) Ann Mather, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on October 31, 2024. Ms. Mather's plan provides for the potential exercise of vested stock options and the associated sale of up to 2,682 shares of Netflix common stock. The plan expires on December 31, 2025, or upon the earlier completion of all authorized transactions under the plan.

(7) Strive Masiyiwa, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on November 7, 2024. Mr. Masiyiwa's plan provides for the potential exercise of vested stock options and the associated sale of up to 2,813 shares of Netflix common stock. The plan expires on December 31, 2025, or upon the earlier completion of all authorized transactions under the plan.

(8) Jeffrey Karbowski, Chief Accounting Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on October 29, 2024. Mr. Karbowski's plan provides for the potential exercise of vested stock options and the associated sale of up to 3,820 shares of Netflix common stock. The plan expires on January 31, 2026, or upon the earlier completion of all authorized transactions under the plan.

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
The Company has adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, consultants, and contractors and is designed to promote compliance with insider trading laws, rules and regulations applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

None.

NETFLIX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Netflix, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 27, 2025 expressed an unqualified opinion thereon.

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
San Jose, California
January 27, 2025

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2024	2023	2022
Revenues	$39,000,966	$33,723,297	$31,615,550
Cost of revenues	21,038,464	19,715,368	19,168,285
Sales and marketing	2,917,554	2,657,883	2,530,502
Technology and development	2,925,295	2,675,758	2,711,041
General and administrative	1,702,039	1,720,285	1,572,891
Operating income	10,417,614	6,954,003	5,632,831
Other income (expense):
Interest expense	(718,733)	(699,826)	(706,212)
Interest and other income (expense)	266,776	(48,772)	337,310
Income before income taxes	9,965,657	6,205,405	5,263,929
Provision for income taxes	(1,254,026)	(797,415)	(772,005)
Net income	$8,711,631	$5,407,990	$4,491,924

Earnings per share:
Basic	$20.28	$12.25	$10.10
Diluted	$19.83	$12.03	$9.95
Weighted-average shares of common stock outstanding:
Basic	429,519	441,571	444,698
Diluted	439,261	449,498	451,290

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2024	2023	2022
Net income	$8,711,631	$5,407,990	$4,491,924
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax (expense) benefit of $(7) million, $0, and $0, respectively	(247,949)	113,384	(176,811)
Change in unrealized gains on available-for-sale securities, net of income tax (expense) benefit of $(1) million, $0, and $0, respectively	2,511	—	—
Cash flow hedges:
Net unrealized gains (losses)	921,227	(120,023)	—
Reclassification of net gains included in net income	(96,795)	—	—
Net change, net of income tax (expense) benefit of $(246) million, $36 million, and $0, respectively	824,432	(120,023)	—
Fair value hedges:
Net unrealized gains excluded from the assessment of effectiveness, net of income tax (expense) benefit of $(2) million, $0, and $0, respectively	7,113	—	—
Total other comprehensive income (loss)	586,107	(6,639)	(176,811)
Comprehensive income	$9,297,738	$5,401,351	$4,315,113

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income	$8,711,631	$5,407,990	$4,491,924
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(16,223,617)	(12,554,703)	(16,839,038)
Change in content liabilities	(779,135)	(585,602)	179,310
Amortization of content assets	15,301,517	14,197,437	14,026,132
Depreciation and amortization of property, equipment and intangibles	328,914	356,947	336,682
Stock-based compensation expense	272,588	339,368	575,452
Foreign currency remeasurement loss (gain) on debt	(121,539)	176,296	(353,111)
Other non-cash items	494,778	512,075	533,543
Deferred income taxes	(590,698)	(459,359)	(166,550)
Changes in operating assets and liabilities:
Other current assets	22,180	(181,003)	(353,834)
Accounts payable	121,353	93,502	(158,543)
Accrued expenses and other liabilities	191,899	103,565	(55,513)
Deferred revenue	77,844	178,708	27,356
Other non-current assets and liabilities	(446,351)	(310,920)	(217,553)
Net cash provided by operating activities	7,361,364	7,274,301	2,026,257
Cash flows from investing activities:
Purchases of property and equipment	(439,538)	(348,552)	(407,729)
Acquisitions	—	—	(757,387)
Purchases of investments	(1,742,246)	(504,862)	(911,276)
Proceeds from maturities of investments	—	1,395,165	—
Net cash provided by (used in) investing activities	(2,181,784)	541,751	(2,076,392)
Cash flows from financing activities:
Proceeds from issuance of debt	1,794,460	—	—
Repayments of debt	(400,000)	—	(700,000)
Proceeds from issuance of common stock	832,887	169,990	35,746
Repurchases of common stock	(6,263,746)	(6,045,347)	—
Taxes paid related to net share settlement of equity awards	(8,285)	—	—
Other financing activities	(29,743)	(75,446)	—
Net cash used in financing activities	(4,074,427)	(5,950,803)	(664,254)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(416,331)	82,684	(170,140)
Net increase (decrease) in cash, cash equivalents and restricted cash	688,822	1,947,933	(884,529)
Cash, cash equivalents and restricted cash, beginning of year	7,118,515	5,170,582	6,055,111
Cash, cash equivalents and restricted cash, end of year	$7,807,337	$7,118,515	$5,170,582
Supplemental disclosure:
Income taxes paid	$1,641,530	$1,154,973	$811,720
Interest paid	674,502	684,504	701,693
See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$7,804,733	$7,116,913
Short-term investments	1,779,006	20,973
Other current assets	3,516,640	2,780,247
Total current assets	13,100,379	9,918,133
Content assets, net	32,452,462	31,658,056
Property and equipment, net	1,593,756	1,491,444
Other non-current assets	6,483,777	5,664,359
Total assets	$53,630,374	$48,731,992
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,393,681	$4,466,470
Accounts payable	899,909	747,412
Accrued expenses and other liabilities	2,156,544	1,803,960
Deferred revenue	1,520,813	1,442,969
Short-term debt	1,784,453	399,844
Total current liabilities	10,755,400	8,860,655
Non-current content liabilities	1,780,806	2,578,173
Long-term debt	13,798,351	14,143,417
Other non-current liabilities	2,552,250	2,561,434
Total liabilities	28,886,807	28,143,679
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2024 and December 31, 2023; no shares issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Common stock, $0.001 par value; 4,990,000,000 shares authorized at December 31, 2024 and December 31, 2023; 427,757,100 and 432,759,584 issued and outstanding at December 31, 2024 and December 31, 2023, respectively	6,252,126	5,145,172
Treasury stock at cost (25,953,460 and 16,078,268 shares at December 31, 2024 and December 31, 2023)	(13,171,638)	(6,922,200)
Accumulated other comprehensive income (loss)	362,162	(223,945)
Retained earnings	31,300,917	22,589,286
Total stockholders’ equity	24,743,567	20,588,313
Total liabilities and stockholders’ equity	$53,630,374	$48,731,992

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock and Additional Paid-in Capital		Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2021	443,963,107	$4,024,561	$(824,190)	$(40,495)	$12,689,372	$15,849,248
Net income	—	—	—	—	4,491,924	4,491,924
Other comprehensive loss	—	—	—	(176,811)	—	(176,811)
Issuance of common stock	1,383,669	37,588	—	—	—	37,588
Stock-based compensation expense	—	575,452	—	—	—	575,452
Balances as of December 31, 2022	445,346,776	$4,637,601	$(824,190)	$(217,306)	$17,181,296	$20,777,401
Net income	—	—	—	—	5,407,990	5,407,990
Other comprehensive loss	—	—	—	(6,639)	—	(6,639)
Issuance of common stock	1,926,598	168,203	—	—	—	168,203
Repurchases of common stock	(14,513,790)	—	(6,098,010)	—	—	(6,098,010)
Stock-based compensation expense	—	339,368	—	—	—	339,368
Balances as of December 31, 2023	432,759,584	$5,145,172	$(6,922,200)	$(223,945)	$22,589,286	$20,588,313
Net income	—	—	—	—	8,711,631	8,711,631
Other comprehensive income	—	—	—	586,107	—	586,107
Issuance of common stock	4,872,708	834,366	—	—	—	834,366
Repurchases of common stock	(9,861,935)	—	(6,241,153)	—	—	(6,241,153)
Shares withheld related to net share settlement of equity awards	(13,257)	—	(8,285)	—	—	(8,285)
Stock-based compensation expense	—	272,588	—	—	—	272,588
Balances as of December 31, 2024	427,757,100	$6,252,126	$(13,171,638)	$362,162	$31,300,917	$24,743,567

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies
Description of Business
Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is one of the world’s leading entertainment services with approximately 302 million paid memberships in over 190 countries enjoying TV series, films and games across a wide variety of genres and languages. Members can play, pause and resume watching as much as they want, anytime, anywhere, and can change their plans at any time.
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
Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2023-09.
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, requiring public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 12 Segment and Geographic Information in the accompanying notes to the consolidated financial statements for further detail.
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
Based on factors including historical and estimated viewing patterns, the Company amortizes the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations over the shorter of each title's contractual window of availability or estimated period of use over ten years, beginning with the month of first availability. The amortization is on an accelerated basis, as the Company typically expects more upfront viewing, and film amortization is more accelerated than TV series amortization. On average, over 90% of a licensed or produced content asset is expected to be amortized within four years after its month of first availability. The Company reviews factors impacting the amortization of the content assets on a regular basis. The Company's estimates related to these factors require considerable management judgment.
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
Trade Receivables
Trade receivables primarily consist of membership and advertising fees due to the Company. The Company evaluates the need for an allowance for credit losses based on historical collection trends, the financial condition of its payment partners, and external market factors.
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
The Company also earns revenue from advertisements presented on its streaming service, consumer products, live events and various other sources. Revenues earned from sources other than monthly membership fees were not a material component of revenues for the years ended December 31, 2024, 2023, and 2022. See Note 2 Revenue Recognition to the consolidated financial statements for further information regarding revenues.
Sales and Marketing
Sales and marketing expenses consist primarily of advertising expenses and certain payments made to marketing and advertising sales partners, including CE manufacturers, MVPDs, mobile operators and ISPs. Sales and marketing expenses also include payroll, stock-based compensation, facilities, and other related expenses for personnel that support the Company's advertising sales and marketing activities. Marketing expenses are expensed as incurred and include promotional activities such as digital and television advertising. Advertising expenses were $1,779 million, $1,732 million and $1,586 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Income Taxes
The Company records a provision for income taxes for the anticipated tax consequences of the reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases as well as net operating loss and tax credit carryforwards. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The measurement of deferred tax assets is reduced, if necessary, by a valuation allowance for any tax benefits for which future realization is uncertain. The Company accounts for the tax effects of global intangible low tax income as a current period expense.
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
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in "Interest and other income (expense)" in the Consolidated Statements of Operations. Foreign exchange gains (losses) were $(18) million, $(293) million, and $282 million for the years ended December 31, 2024, 2023, and 2022, respectively. These gains and losses were primarily due to the non-cash remeasurement of our Senior Notes denominated in euros and the remeasurement of cash and content liability positions denominated in currencies other than functional currencies. Foreign exchange gains (losses) for the year ended December 31, 2024 were net of hedging impacts. No hedging gains or losses were recognized in the Consolidated Statements of Operations in the years ended December 31, 2023 and 2022. See Note 7 Derivative Financial Instruments and Hedging Activities for further information.
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
Fair value hedges
The Company designates forward contracts as fair value hedges to manage the foreign exchange risk on its foreign-currency denominated debt. These hedges may reduce, but do not entirely eliminate, the effect of foreign currency exchange movements, and the Company may choose not to hedge the full amount of its exposure. The gain or loss on derivative instruments designated as fair value hedges included in the assessment of hedge effectiveness is recognized in “Interest and other income (expense),” net with the offsetting foreign currency remeasurement gains and losses on the hedged items. The Company excludes forward points from the assessment of hedge effectiveness and recognizes the initial value of the excluded component over the life of the hedging instrument in “Interest and other income (expense)” on the Consolidated Statements of Operations. The difference between changes in fair value of the excluded component and the amount recognized in earnings is recognized as a component in AOCI. Cash flows from hedging activities are classified in the same category as the cash flows for the underlying item being hedged within "Net cash provided by (used in) financing activities" on the Consolidated Statements of Cash Flows.
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
Derivative instruments not designated as hedging instruments
The Company enters into forward contracts to manage the foreign exchange risk on intercompany transactions and monetary assets and liabilities that are not denominated in the functional currencies of the Company and its subsidiaries. These derivative instruments are not designated as hedging instruments and may reduce, but do not entirely eliminate, the effect of foreign currency exchange movements. The gains or losses on derivative instruments not designated as hedging instruments are recorded in “Interest and other income (expense)” in the Consolidated Statements of Operations. Cash flows related to these derivative instruments are classified within "Net cash provided by operating activities" on the Consolidated Statements of Cash Flows.
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

2.Revenue Recognition
The following tables summarize streaming revenues, paid net membership additions (losses), and ending paid memberships by region for the years ended December 31, 2024, 2023 and 2022, respectively. Hedging gains of $124 million are included in “Streaming revenues” for the year ended December 31, 2024. No hedging gains and losses were recognized as “Streaming revenues” in the comparative prior year periods. See Note 7 Derivative Financial Instruments and Hedging Activities for further information.

United States and Canada (UCAN)

	As of/Year Ended December 31,
	2024	2023	2022
	(in thousands)
Streaming revenues	$17,359,369	$14,873,783	$14,084,643
Paid net membership additions (losses)	9,497	5,832	(919)
Paid memberships at end of period (1)	89,625	80,128	74,296

Europe, Middle East, and Africa (EMEA)

	As of/Year Ended December 31,
	2024	2023	2022
	(in thousands)
Streaming revenues	$12,387,035	$10,556,487	$9,745,015
Paid net membership additions	12,320	12,084	2,693
Paid memberships at end of period (1)	101,133	88,813	76,729

Latin America (LATAM)

	As of/Year Ended December 31,
	2024	2023	2022
	(in thousands)
Streaming revenues	$4,839,816	$4,446,461	$4,069,973
Paid net membership additions	7,330	4,298	1,738
Paid memberships at end of period (1)	53,327	45,997	41,699

Asia-Pacific (APAC)

	As of/Year Ended December 31,
	2024	2023	2022
	(in thousands)
Streaming revenues	$4,414,746	$3,763,727	$3,570,221
Paid net membership additions	12,203	7,315	5,391
Paid memberships at end of period (1)	57,541	45,338	38,023
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

Deferred revenue primarily consists of membership fees billed that have not been recognized, as well as gift and other prepaid memberships that have not been fully redeemed. As of December 31, 2024, total deferred revenue was $1,521 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. The $78 million increase in deferred revenue as compared to the balance of $1,443 million for the year ended December 31, 2023, is a result of the increase in membership fees billed due to increased memberships and price increases.

3.Earnings per Share
Basic earnings per share is computed using the weighted-average number of outstanding shares of common stock during the period. Diluted earnings per share is computed using the weighted-average number of outstanding shares of common stock and, when dilutive, potential outstanding shares of common stock during the period. Potential outstanding shares of common stock are calculated using the treasury-stock method and consist of incremental shares issuable upon the assumed exercise of stock options and vesting of time-based and performance-based restricted stock units. The computation of earnings per share is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands, except per share data)
Basic earnings per share:
Net income	$8,711,631	$5,407,990	$4,491,924
Shares used in computation:
Weighted-average shares of common stock outstanding	429,519	441,571	444,698
Basic earnings per share	$20.28	$12.25	$10.10
Diluted earnings per share:
Net income	$8,711,631	$5,407,990	$4,491,924
Shares used in computation:
Weighted-average shares of common stock outstanding	429,519	441,571	444,698
Effect of dilutive stock-based awards	9,742	7,927	6,592
Weighted-average number of shares	439,261	449,498	451,290
Diluted earnings per share	$19.83	$12.03	$9.95
The following table summarizes the potential shares of common stock excluded from the diluted calculation as their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Stock-based awards	243	4,109	6,790

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
The following tables summarize the Company's cash, cash equivalents, restricted cash and short-term investments as of December 31, 2024 and 2023:

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$4,866,753	$—	$—	$4,866,753	$4,864,207	$—	$2,472	$74
Level 1 securities:
Money market funds	2,676,314	—	—	2,676,314	2,676,256	—	—	58
Level 2 securities:
Time Deposits (1)	301,374	—	—	301,374	264,270	37,104	—	—
Government securities (2)	1,738,642	3,260	—	1,741,902	—	1,741,902	—	—
	$9,583,083	$3,260	$—	$9,586,343	$7,804,733	$1,779,006	$2,472	$132

	As of December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$5,988,176	$—	$—	$5,988,176	$5,986,629	$—	$1,466	$81
Level 1 securities:
Money market funds	925,707	—	—	925,707	925,652	—	—	55
Level 2 securities:
Time Deposits (1)	225,605	—	—	225,605	204,632	20,973	—	—
	$7,139,488	$—	$—	$7,139,488	$7,116,913	$20,973	$1,466	$136
(1) The majority of the Company's time deposits are international deposits, which mature within one year.
(2) The Company's government securities mature within one year.
Other current assets include restricted cash for deposits related to self-insurance. Non-current assets include restricted cash related to letter of credit agreements. The fair value of AFS securities, cash equivalents and short-term investments included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.
See Note 6 Debt and Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the fair value of the Company’s senior notes and derivative financial instruments.

5.Balance Sheet Components
Content Assets, Net
Content assets consisted of the following:

	As of December 31,
	2024	2023
	(in thousands)
Licensed content, net	$12,422,309	$12,722,701

Produced content, net
Released, less amortization	10,151,543	9,843,150
In production	9,317,367	8,247,578
In development and pre-production	561,243	844,627
	20,030,153	18,935,355

Content assets, net	$32,452,462	$31,658,056
As of December 31, 2024, approximately $6,409 million, $2,465 million, and $1,431 million of the $12,422 million unamortized cost of the licensed content is expected to be amortized in each of the next three years. As of December 31, 2024, approximately $3,954 million, $2,767 million, and $1,718 million of the $10,152 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
The following table summarizes the amortization of content assets:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Licensed content	$7,689,014	$7,145,446	$7,681,978
Produced content (1)	7,612,503	7,051,991	6,344,154
Total	$15,301,517	$14,197,437	$14,026,132
(1) Tax incentives earned on qualified production spend generally reduce the cost-basis of content assets and result in lower content amortization over the life of the title. For the years ended December 31, 2024, 2023 and 2022, tax incentives resulted in lower content amortization on produced content of approximately $899 million, $835 million and $719 million, respectively.

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of December 31,		Estimated Useful Lives (in Years)
	2024	2023
	(in thousands)
Land	$85,000	$85,000
Buildings and improvements	475,684	154,165	30 years
Leasehold improvements	1,026,593	1,032,492	Over life of lease
Furniture and fixtures	134,987	144,737	3 years
Information technology	446,419	414,092	3 years
Corporate aircraft	99,175	99,175	8-10 years
Machinery and equipment	15,135	10,334	3-5 years
Capital work-in-progress	228,300	406,492
Property and equipment, gross	2,511,293	2,346,487
Less: Accumulated depreciation	(917,537)	(855,043)
Property and equipment, net	$1,593,756	$1,491,444

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
The components of lease costs for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Operating lease cost	$468,282	$430,856	$413,664
Short-term lease cost	197,691	207,822	194,764
Total lease cost	$665,973	$638,678	$608,428

Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Cash paid for operating lease liabilities	$509,296	$451,525	$413,034
Right-of-use assets obtained in exchange for new operating lease obligations	442,391	196,639	252,393

	As of December 31,
	2024	2023
	(in thousands, except lease term and discount rate)
Operating lease right-of-use assets, net	$2,102,310	$2,076,899

Current operating lease liabilities	$428,482	$383,312
Non-current operating lease liabilities	1,983,688	2,046,801
Total operating lease liabilities	$2,412,170	$2,430,113

Weighted-average remaining lease term	6.9 years	7.5 years
Weighted-average discount rate	3.5%	3.3%

Maturities of operating lease liabilities as of December 31, 2024 were as follows (in thousands):

Due in 12 month period ended December 31,
2025	$505,201
2026	477,256
2027	415,983
2028	345,912
2029	276,109
Thereafter	696,367
2,716,828
Less imputed interest	(304,658)
Total operating lease liabilities	$2,412,170
The Company has additional operating leases for real estate of $38 million which have not commenced as of December 31, 2024, and as such, have not been recognized on the Company's Consolidated Balance Sheets. These operating leases are expected to commence in 2025 with lease terms between 3 and 7 years.

Other Current Assets
Other current assets consisted of the following:

	As of
	December 31, 2024	December 31, 2023
	(in thousands)
Trade receivables	$1,335,304	$1,287,054
Prepaid expenses	431,924	408,936
Other (1)	1,749,412	1,084,257
Total other current assets	$3,516,640	$2,780,247
(1) $653 million and $555 million of receivables related to tax incentives earned on production spend are included in Other as of December 31, 2024 and 2023, respectively.

6.Debt

As of December 31, 2024, the Company had aggregate outstanding notes of $15,583 million, net of $70 million of issuance costs and discounts, with varying maturities (the "Notes"). Of the outstanding balance, $1,784 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2023, the Company had aggregate outstanding notes of $14,543 million, net of $65 million of issuance costs. Each of the Notes are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.

A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain, net of hedging impacts, totaling $122 million for the year ended December 31, 2024). See Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.

The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of December 31, 2024 and December 31, 2023:

	Principal Amount at Par				Level 2 Fair Value as of
	December 31, 2024	December 31, 2023	Issuance Date	Maturity	December 31, 2024	December 31, 2023
	(in millions)				(in millions)
5.750% Senior Notes	$—	$400	February 2014	March 2024	$—	$400
5.875% Senior Notes	800	800	February 2015	February 2025	801	807
3.000% Senior Notes (1)	487	519	April 2020	June 2025	487	516
3.625% Senior Notes	500	500	April 2020	June 2025	497	491
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	998	996
3.625% Senior Notes (1)	1,346	1,434	May 2017	May 2027	1,375	1,454
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,607	1,621
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,970	2,009
4.625% Senior Notes (1)	1,139	1,215	October 2018	May 2029	1,220	1,300
6.375% Senior Notes	800	800	October 2018	May 2029	848	872
3.875% Senior Notes (1)	1,242	1,325	April 2019	November 2029	1,293	1,372
5.375% Senior Notes	900	900	April 2019	November 2029	918	931
3.625% Senior Notes (1)	1,139	1,215	October 2019	June 2030	1,174	1,237
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	996	1,012
4.900% Senior Notes	1,000	—	August 2024	August 2034	982	—
5.400% Senior Notes	800	—	August 2024	August 2054	782	—
	$15,653	$14,608			$15,948	$15,018

(1) The following Senior Notes have a principal amount denominated in euros: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
In the year ended December 31, 2024, the Company repaid upon maturity the $400 million aggregate principal amount of its 5.750% Senior Notes.
Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens, and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. Certain of the Notes additionally limit the ability to enter into sale and lease-back transactions and create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries. As of December 31, 2024 and December 31, 2023, the Company was in compliance with all related covenants.

Revolving Credit Facility

On April 12, 2024, the Company entered into a five-year, $3 billion unsecured revolving credit facility that matures on April 12, 2029 (the “Revolving Credit Agreement”), to replace its previous $1 billion unsecured revolving credit facility. As of December 31, 2024, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Revolving Credit Agreement contains customary affirmative covenants and negative covenants (and customary baskets and exceptions with respect thereto) for a credit facility of this size and type and requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 as of the last day of each fiscal quarter. As of December 31, 2024 and December 31, 2023, the Company was in compliance with all related covenants and ratios.

7.Derivative Financial Instruments and Hedging Activities
The Company uses derivative and non-derivative instruments to manage foreign exchange risk related to its ongoing business operations with the primary objective of reducing earnings and cash flow volatility associated with fluctuations in foreign exchange rates. The Company did not use any derivative instruments prior to the fiscal year ended December 31, 2023.

Notional Amount of Derivative Contracts
The net notional amounts of the Company’s outstanding derivative instruments were as follows:

	As of December 31,
	2024	2023
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$18,508,390	$8,783,273
Fair value hedges	3,819,817	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,432,136	—
Total	$23,760,343	$8,783,273
As of December 31, 2024, approximately $1.0 billion of the Company’s euro–denominated Senior Notes was designated as a hedge of the foreign exchange risk of the Company’s net investment in certain foreign subsidiaries. No amounts were designated as net investment hedges as of December 31, 2023.
As of December 31, 2024, the carrying amount of the Company's euro-denominated Senior Notes (included in "Long-term debt" on the Company's Consolidated Balance Sheets) which were designated as the hedged items in fair value hedges was approximately $3.6 billion. No amounts were designated as fair value hedges as of December 31, 2023.
See Note 6 Debt for further information on the Company’s debt obligations.
Fair Value of Derivative Contracts
The fair value of the Company’s outstanding derivative instruments was as follows:

	As of December 31, 2024
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$580,065	$406,677	$303,425	$83
Derivatives not designated as hedging instruments:
Foreign exchange contracts	16,211	—	14,492	—
Total	$596,276	$406,677	$317,917	$83

	As of December 31, 2023
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$26,416	$4,518	$140,089	$46,575
Derivatives not designated as hedging instruments:
Foreign exchange contracts	—	—	—	—
Total	$26,416	$4,518	$140,089	$46,575
The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate yield curves, and forward and spot prices for currencies.
As of December 31, 2024, the pre-tax net accumulated gain on our foreign currency cash flow hedges included in AOCI on the Consolidated Balance Sheets expected to be recognized in earnings within the next 12 months is $564 million.
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
The Company also enters into collateral security arrangements with its counterparties that require the parties to post cash collateral when certain contractual thresholds are met. Cash collateral received is presented in “Accrued expenses and other liabilities” representing the Company’s obligation to return counterparty cash collateral. Cash collateral posted is presented in “Other current assets” representing the Company’s right to reclaim the cash collateral. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted or received.
The potential offsetting effect to the Company’s derivative assets and liabilities under its master netting agreements and collateral security agreements were as follows:

	As of December 31, 2024
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$1,002,953	$—	$1,002,953	$(316,320)	$(1,800)	$684,833
Derivative liabilities	318,000	—	318,000	(316,320)	—	$1,680

	As of December 31, 2023
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$30,934	$—	$30,934	$(27,246)	$—	$3,688
Derivative liabilities	186,664	—	186,664	(27,246)	—	159,418
Effect of Derivative and Non-Derivative Instruments on Consolidated Financial Statements
The pre-tax gains (losses) on the Company’s cash flow hedges, fair value hedges, and net investment hedges recognized in AOCI were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Cash flow hedges:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$1,195,738	$(155,730)	$—
Fair value hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	(14,334)	—	—
Net investment hedges:
Foreign currency-denominated debt
Amount included in the assessment of effectiveness	32,400	—	—
Total	$1,213,804	$(155,730)	$—
The gains (losses) on hedged items and derivative instruments recognized in the Consolidated Statement of Operations were as follows:

	Year Ended December 31,
	2024
	Revenues	Cost of Revenues	Interest and other income (expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$39,000,966	$21,038,464	$266,776

Gains on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains reclassified from AOCI	124,010	1,629	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	196,660
Derivatives designated as hedging instruments	—	—	(201,239)
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(23,567)
Gains on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	63,291

No gains or losses on derivative instruments were reclassified from AOCI into the Consolidated Statements of Operations in the years ended December 31, 2023 and December 31, 2022.

8. Commitments and Contingencies
Content
At December 31, 2024, the Company had $23.2 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $1.8 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $17.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
At December 31, 2023, the Company had $21.7 billion of obligations comprised of $4.5 billion included in "Current content liabilities" and $2.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $14.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
The expected timing of payments for these content obligations is as follows:

	As of December 31,
	2024	2023
	(in thousands)
Less than one year	$11,424,696	$10,328,923
Due after one year and through three years	8,113,910	8,784,302
Due after three years and through five years	2,809,834	2,016,358
Due after five years	900,491	583,766
Total content obligations	$23,248,931	$21,713,349

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
Restricted Stock Unit Awards
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
Stock Option Activity
The following table summarizes the activities related to the Company’s stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2021	17,595,851	$219.83
Granted	3,691,257	267.94
Exercised	(1,383,669)	27.19
Expired	(6,578)	11.10
Balances as of December 31, 2022	19,896,861	$242.22
Granted	1,729,218	372.49
Exercised	(1,926,598)	87.30
Expired	(4,372)	36.39
Balances as of December 31, 2023	19,695,109	$268.86
Granted	575,856	620.92
Exercised	(4,846,048)	172.17
Expired	(5,915)	56.05
Balances as of December 31, 2024	15,419,002	$312.48	5.16	$8,925,315
Vested and expected to vest as of December 31, 2024	15,419,002	$312.48	5.16	$8,925,315
Exercisable as of December 31, 2024	15,401,292	$312.30	5.16	$8,917,827
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2024 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2024. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Total intrinsic value of options exercised	$2,352,829	$610,594	$345,839
Cash received from options exercised	832,887	169,990	35,746
The total fair value of stock options that vested during the years ended December 31, 2024 and 2023 was $242 million and $311 million, respectively. The Company did not grant any stock options subject to vesting conditions in the year ended December 31, 2022.
Restricted Stock Unit Activity
The following table summarizes the activities related to the Company’s unvested RSUs and PSUs:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Balances as of December 31, 2023	—	$—
Granted (1)	159,978	686.36
Vested (1)	(26,660)	562.00
Forfeited	—	—
Balances as of December 31, 2024	133,318	$711.23
(1) Amounts exclude 26,660 incremental PSU awards that will be granted and 53,320 incremental PSU awards that will vest based on the achievement of market-based performance targets during the period presented, but have not been settled as of December 31, 2024.
The total fair value of RSUs that vested during the year ended December 31, 2024 was $15 million. No RSUs or PSUs were granted in the years ended December 31, 2023 and December 31, 2022.
Stock-Based Compensation
The following table summarizes total stock-based compensation expense and the related income tax impact:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Total stock-based compensation expense	$272,588	$339,368	$575,452
Total income tax impact on provision	43,876	61,588	127,289
As of December 31, 2024, $46 million of total unrecognized compensation cost related to unvested stock options and RSUs is expected to be recognized over a weighted-average period of 1.4 years.
Stock Repurchases
In September 2023, the Board of Directors authorized the repurchase of up to $10 billion, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the year ended December 31, 2024, the Company repurchased 9,861,935 shares for an aggregate amount of $6,211 million (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022). As of December 31, 2024, $17.1 billion remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of December 31, 2024, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of December 31, 2021	$(40,495)	$—	$—	$—	$—	$—	$(40,495)
Other comprehensive income (loss) before reclassifications	(176,811)	—	—	—	—	—	(176,811)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—	—	—
Net change in accumulated other comprehensive income (loss)	(176,811)	—	—	—	—	—	(176,811)
Balances as of December 31, 2022	(217,306)	—	—	—	—	—	(217,306)
Other comprehensive income (loss) before reclassifications	113,384	—	(155,730)	—	—	35,707	(6,639)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—	—	—
Net change in accumulated other comprehensive income (loss)	113,384	—	(155,730)	—	—	35,707	(6,639)
Balances as of December 31, 2023	(103,922)	—	(155,730)	—	—	35,707	(223,945)
Other comprehensive income (loss) before reclassifications	(272,911)	32,400	1,195,738	(14,334)	3,260	(279,408)	664,745
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(125,639)	23,567	—	23,434	(78,638)
Net change in accumulated other comprehensive income (loss)	(272,911)	32,400	1,070,099	9,233	3,260	(255,974)	586,107
Balances as of December 31, 2024	$(376,833)	$32,400	$914,369	$9,233	$3,260	$(220,267)	$362,162
The following table summarizes the amounts reclassified from AOCI to the Consolidated Statement of Operations:

	Year Ended December 31,
	2024
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	$124,010	$1,629	$—	$(28,844)	$96,795
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(23,567)	5,410	(18,157)
Total	$124,010	$1,629	$(23,567)	$(23,434)	$78,638
No amounts were reclassified from AOCI into the Consolidated Statements of Operations in the years ended December 31, 2023 and 2022.

10.    Income Taxes
Income before provision for income taxes was as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
United States	$9,101,391	$5,602,762	$4,623,218
Foreign	864,266	602,643	640,711
Income before income taxes	$9,965,657	$6,205,405	$5,263,929
The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Current tax provision:
Federal	$1,093,667	$854,170	$109,910
State	214,814	181,684	119,795
Foreign	536,915	304,539	676,827
Total current	1,845,396	1,340,393	906,532
Deferred tax provision:
Federal	(520,510)	(412,760)	(52,434)
State	(41,700)	(55,475)	(30,691)
Foreign	(29,160)	(74,743)	(51,402)
Total deferred	(591,370)	(542,978)	(134,527)
Provision for income taxes	$1,254,026	$797,415	$772,005
A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory Federal income tax rate to income before income taxes is as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Expected tax expense at U.S. Federal statutory tax rate	$2,092,710	$1,303,123	$1,105,428
State income taxes, net of Federal income tax effect	166,311	104,717	92,084
Foreign earnings at other than U.S. rates	13,909	(32,292)	104,665
Research and development tax credit	(185,312)	(87,036)	(146,615)
Excess tax benefits on stock-based compensation	(435,909)	(119,043)	(75,211)
Foreign-derived intangible income deduction	(502,968)	(426,597)	(361,013)
Nontaxable and nondeductible items	70,386	41,782	44,046
Other	34,899	12,761	8,621
Provision for income taxes	$1,254,026	$797,415	$772,005
Effective Tax Rate	13%	13%	15%

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Stock-based compensation	$440,889	$486,876
Tax credits and net operating loss carryforwards	834,402	544,431
Capitalized research expenses	1,075,474	593,439
Accruals and reserves	152,142	137,251
Operating lease liabilities	522,489	516,574
OCI hedging losses	—	35,707
Unrealized losses	12,157	26,506
Other	18,197	11,615
Total deferred tax assets	3,055,750	2,352,399
Valuation allowance	(540,272)	(442,293)
Net deferred tax assets	2,515,478	1,910,106
Deferred tax liabilities:
Depreciation & amortization	(370,709)	(357,477)
Operating right-of-use lease assets	(449,661)	(435,216)
OCI hedging gains	(220,009)	—
Acquired intangibles	(282,187)	(233,433)
Other	(15,354)	(9,430)
Total deferred tax liabilities	(1,337,920)	(1,035,556)
Net deferred tax assets	$1,177,558	$874,550
The following table shows the deferred tax assets and liabilities within our Consolidated Balance Sheets:

	As of December 31,
	2024	2023
	(in thousands)
Total deferred tax assets:
Other non-current assets	$1,290,160	$1,000,760
Total deferred tax liabilities:
Other non-current liabilities	(112,602)	(126,210)
Net deferred tax assets	$1,177,558	$874,550
As of December 31, 2024, for tax return purposes, the Company had $694 million of California R&D tax credit carryforwards which can be carried forward indefinitely, $943 million of state net operating loss carryforwards which will begin to expire in 2026, $41 million of foreign tax credit carryforwards which will begin to expire in 2033, and $420 million of foreign net operating loss carryforwards which will begin to expire in 2025.
In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2024, the valuation allowance of $540 million was primarily related to California R&D tax credits, state net operating loss carryforwards, and foreign tax credits that the Company does not expect to realize.
At December 31, 2024, we have not provided for applicable U.S. income and foreign withholding taxes on an immaterial amount of undistributed foreign earnings that we intend to indefinitely reinvest. For the balance of undistributed earnings for which we are not indefinitely reinvested, we have provided the appropriate taxes.
The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as “Other non-current liabilities” and a reduction of deferred tax assets which is classified as "Other non-current assets" in the Consolidated Balance Sheets. As of December 31, 2024 and 2023, the total amount of gross unrecognized tax benefits was $432 million and $327 million, respectively, of which $251 million and $188 million, respectively, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows:

	As of December 31,
	2024	2023	2022
	(in thousands)
Balance at the beginning of the year	$327,105	$226,977	$202,557
Increases related to tax positions taken during the current period	93,325	65,630	26,865
Increases related to tax positions taken during prior periods	15,751	76,794	—
Decreases related to tax positions taken during prior periods	(3,901)	(10,117)	(2,445)
Decreases related to settlements with taxing authorities	—	(32,179)	—
Decreases related to expiration of statute of limitations	—	—	—
Balance at the end of the year	$432,280	$327,105	$226,977
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes and in “Other non-current liabilities” in the Consolidated Balance Sheets. During the years ended December 31, 2024, 2023 and 2022, the Company recorded $16 million, $25 million, and $2 million, respectively, net of interest and penalties in the provision for income taxes. The amount of interest and penalties accrued at December 31, 2024 and 2023 was $44 million and $28 million, respectively.
The Company files U.S. Federal, state and foreign tax returns. The Company is currently under examination by the IRS for years 2016 through 2018 and is subject to examination for 2019 through 2023. The Company is also generally subject to examination by various state and foreign jurisdictions for years 2017 through 2023. While the Company is in various stages of inquiry and examination with certain taxing authorities and believes that its tax positions will more likely than not be sustained, it is nonetheless possible that future obligations related to these matters could arise. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from an examination.
Given the potential outcome of current examinations, it is reasonably possible that the balance of unrecognized tax benefits could significantly change within the next twelve months. However, an estimate of the range of reasonably possible adjustments cannot be made at this time.

11.    Employee Benefit Plan
The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 80% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board. During the years ended December 31, 2024, 2023 and 2022, the Company’s matching contributions totaled $128 million, $114 million and $102 million, respectively.
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
The following table summarizes the Company's contributions to multiemployer pension and health plans for the years ended December 31, 2024, 2023 and 2022, respectively:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Pension benefits	$89,707	$57,285	$127,885
Health benefits	134,079	85,157	96,285
Total contributions	$223,786	$142,442	$224,170

12.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision maker ("CODM") is its co-chief executive officers, who review financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow global operating margin and the allocation of budget between cost of revenues, sales and marketing, technology and development, and general and administrative expenses.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Revenues	$39,000,966	$33,723,297	$31,615,550
Less:
Content amortization	15,301,517	14,197,437	14,026,132
Other cost of revenues	5,736,947	5,517,931	5,142,153
Sales and marketing	2,917,554	2,657,883	2,530,502
Technology and development	2,925,295	2,675,758	2,711,041
General and administrative	1,702,039	1,720,285	1,572,891
Operating income	10,417,614	6,954,003	5,632,831
Operating margin	27%	21%	18%

Other income (expense)
Interest expense	(718,733)	(699,826)	(706,212)
Interest and other income (expense) (1)	266,776	(48,772)	337,310
Income before income taxes	9,965,657	6,205,405	5,263,929
Provision for income taxes	(1,254,026)	(797,415)	(772,005)
Net income	$8,711,631	$5,407,990	$4,491,924
(1) Includes interest income of $294 million, $281 million and $60 million for the years ended December 31, 2024, 2023 and 2022, respectively.
See the consolidated financial statements for other financial information regarding the Company’s operating segment.
Total U.S. revenues were $16.1 billion, $13.8 billion and $13.0 billion for the years ended December 31, 2024, 2023 and 2022, respectively. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
    The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets were located as follows:

	As of December 31,
	2024	2023
	(in thousands)
United States	$2,769,828	$2,724,710
International	926,238	843,633

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022
3.2	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of February 5, 2015, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.2	February 5, 2015
4.3	Indenture, dated as of October 27, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	October 27, 2016
4.4	Indenture, dated as of May 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	May 3, 2017
4.5	Indenture, dated as of October 26, 2017, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	October 26, 2017
4.6	Indenture, dated as of April 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	April 26, 2018
4.7	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (6.375% Senior Notes due 2029)	8-K	001-35727	4.1	October 26, 2018
4.8	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.625% Senior Notes due 2029)	8-K	001-35727	4.3	October 26, 2018
4.9	Indenture, dated as of April 29, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (5.375% Senior Notes due 2029)	8-K	001-35727	4.1	April 29, 2019
4.10	Indenture, dated as of April 29, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.875% Senior Notes due 2029)	8-K	001-35727	4.3	April 29, 2019
4.11	Indenture, dated as of October 25, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.875% Senior Notes due 2030)	8-K	001-35727	4.1	October 25, 2019
4.12	Indenture, dated as of October 25, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.625% Senior Notes due 2030)	8-K	001-35727	4.3	October 25, 2019
4.13	Indenture, dated as of April 28, 2020, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.625% Senior Notes due 2025)	8-K	001-35727	4.1	April 28, 2020
4.14	Indenture, dated as of April 28, 2020, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.000% Senior Notes due 2025)	8-K	001-35727	4.3	April 28, 2020
4.15	Indenture, dated as of July 29, 2024, by and between the Company and Computershare Trust Company, National Association, as Trustee.	S-3	333-281071	4.1	July 29, 2024
4.16	Supplemental Indenture, dated as of August 1, 2024, by and between the Company and Computershare Trust Company, National Association, as Trustee.	8-K	001-35727	4.2	August 1, 2024
4.17	Description of Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-35727	4.18	January 26, 2023
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	2011 Stock Plan	Def 14A	000-49802	A	April 20, 2011
10.3†	2020 Stock Plan	Def 14A	001-35727	A	April 22, 2020
10.4†	Description of Director Equity Compensation Plan	8-K	001-35727	Item 5.02	January 24, 2018

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.5†	Amended and Restated Performance Bonus Plan	8-K	001-35727	10.1	December 9, 2022
10.6†	Form of Stock Option Agreement under the 2011 Stock Plan	10-K	001-35727	10.11	January 27, 2022
10.7†	Form of Stock Option Agreement under the 2020 Stock Plan	10-K	001-35727	10.11	January 26, 2023
10.8†	Form of Stock Option Agreement under the 2020 Stock Plan (Options Subject to Vesting)	8-K	001-35727	10.1	December 23, 2022
10.9†	Netflix, Inc. 2020 Stock Plan Form of Restricted Stock Unit Award Agreement	8-K	001-35727	10.1	December 8, 2023
10.10†	Netflix, Inc. 2020 Stock Plan Form of Performance-Based Restricted Stock Unit Award Agreement	8-K	001-35727	10.2	December 8, 2023
10.11†	Netflix, Inc. Executive Officer Severance Plan	8-K	001-35727	10.3	December 8, 2023
19.1	Netflix, Inc. Insider Trading Policy					X
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Netflix, Inc. Clawback Policy	10-K	001-35727	97.1	January 26, 2024
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
						X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL					X

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

Netflix, Inc.

Dated:	January 27, 2025	By:	/S/ TED SARANDOS
Ted Sarandos Co-Chief Executive Officer (principal executive officer)

Dated:	January 27, 2025	By:	/S/ GREG PETERS
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

Signature	Title	Date

/S/ TED SARANDOS	Co-Chief Executive Officer and Director (principal executive officer)	January 27, 2025
Ted Sarandos

/S/ GREG PETERS	Co-Chief Executive Officer and Director (principal executive officer)	January 27, 2025
Greg Peters

/S/ SPENCER NEUMANN	Chief Financial Officer (principal financial officer)	January 27, 2025
Spencer Neumann

/S/ JEFFREY KARBOWSKI	Chief Accounting Officer (principal accounting officer)	January 27, 2025
Jeffrey Karbowski

/S/ REED HASTINGS	Executive Chairman and Director	January 27, 2025
Reed Hastings

/S/ RICHARD BARTON	Director	January 27, 2025
Richard Barton

/S/ MATHIAS DÖPFNER	Director	January 27, 2025
Mathias Döpfner

/S/ TIMOTHY M. HALEY	Director	January 27, 2025
Timothy M. Haley

/S/ JAY C. HOAG	Director	January 27, 2025
Jay C. Hoag

/S/ LESLIE J. KILGORE	Director	January 27, 2025
Leslie J. Kilgore

/S/ STRIVE MASIYIWA	Director	January 27, 2025
Strive Masiyiwa

/S/ ANN MATHER	Director	January 27, 2025
Ann Mather

/S/ SUSAN RICE	Director	January 27, 2025
Susan Rice

/S/ BRAD SMITH	Director	January 27, 2025
Brad Smith

/S/ ANNE SWEENEY	Director	January 27, 2025
Anne Sweeney