Form 10-Q
period 2025-03-31
NETFLIX INC
filed 2025-04-18
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2025, there were 425,683,210 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues	$10,542,801	$9,370,440
Cost of revenues	5,263,147	4,977,073
Sales and marketing	688,370	654,340
Technology and development	822,823	702,473
General and administrative	421,462	404,020
Operating income	3,346,999	2,632,534
Other income (expense):
Interest expense	(184,172)	(173,314)
Interest and other income (expense)	50,899	155,359
Income before income taxes	3,213,726	2,614,579
Provision for income taxes	(323,375)	(282,370)
Net income	$2,890,351	$2,332,209

Earnings per share:
Basic	$6.76	$5.40
Diluted	$6.61	$5.28
Weighted-average shares of common stock outstanding:
Basic	427,270	432,090
Diluted	436,962	441,654

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Net income	$2,890,351	$2,332,209
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax benefit of $10 million, and $0, respectively	56,915	(73,052)
Net change in unrealized gains (losses) on available-for-sale securities, net of income tax benefit of $1 million, and $0, respectively	(1,812)	—
Cash flow hedges:
Net unrealized gains (losses)	(375,172)	176,604
Reclassification of net (gains) losses included in net income	(125,161)	8,514
Net change, net of income tax benefit (expense) of $149 million, and $(55) million, respectively	(500,333)	185,118
Fair value hedges:
Net change in unrealized gains (losses) excluded from the assessment of effectiveness, net of income tax benefit of $1 million, and $0, respectively	(2,667)	—
Total other comprehensive income (loss)	(447,897)	112,066
Comprehensive income	$2,442,454	$2,444,275

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net income	$2,890,351	$2,332,209
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(3,549,657)	(3,728,967)
Change in content liabilities	(411,253)	(189,441)
Amortization of content assets	3,823,112	3,670,805
Depreciation and amortization of property, equipment and intangibles	80,067	87,234
Stock-based compensation expense	71,977	76,345
Foreign currency remeasurement loss (gain) on debt	28,547	(130,801)
Other non-cash items	114,730	97,181
Deferred income taxes	(163,928)	(107,077)
Changes in operating assets and liabilities:
Other current assets	(131,367)	38,049
Accounts payable	(276,426)	(145,265)
Accrued expenses and other liabilities	306,413	251,782
Deferred revenue	88,913	26,515
Other non-current assets and liabilities	(82,280)	(66,047)
Net cash provided by operating activities	2,789,199	2,212,522
Cash flows from investing activities:
Purchases of property and equipment	(128,277)	(75,714)
Purchases of investments	(156,015)	—
Proceeds from maturities and sales of investments	769,954	—
Net cash provided by (used in) investing activities	485,662	(75,714)
Cash flows from financing activities:
Repayments of debt	(800,000)	(400,000)
Proceeds from issuance of common stock	351,602	268,881
Repurchases of common stock	(3,536,396)	(2,000,000)
Taxes paid related to net share settlement of equity awards	(27,870)	(1,825)
Other financing activities	(15,652)	—
Net cash used in financing activities	(4,028,316)	(2,132,944)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	150,146	(95,790)
Net decrease in cash, cash equivalents and restricted cash	(603,309)	(91,926)
Cash, cash equivalents and restricted cash at beginning of period	7,807,337	7,118,515
Cash, cash equivalents and restricted cash at end of period	$7,204,028	$7,026,589

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,199,848	$7,804,733
Short-term investments	1,171,142	1,779,006
Other current assets	3,326,642	3,516,640
Total current assets	11,697,632	13,100,379
Content assets, net	32,040,839	32,452,462
Property and equipment, net	1,644,346	1,593,756
Other non-current assets	6,704,827	6,483,777
Total assets	$52,087,644	$53,630,374
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,128,905	$4,393,681
Accounts payable	614,489	899,909
Accrued expenses and other liabilities	2,359,518	2,156,544
Deferred revenue	1,609,726	1,520,813
Short-term debt	1,005,881	1,784,453
Total current liabilities	9,718,519	10,755,400
Non-current content liabilities	1,696,662	1,780,806
Long-term debt	14,011,037	13,798,351
Other non-current liabilities	2,633,353	2,552,250
Total liabilities	28,059,571	28,886,807
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at March 31, 2025 and December 31, 2024; 425,683,210 and 427,757,100 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	6,677,469	6,252,126
Treasury stock at cost (29,698,337 and 25,953,460 shares at March 31, 2025 and December 31, 2024, respectively)	(16,754,929)	(13,171,638)
Accumulated other comprehensive income (loss)	(85,735)	362,162
Retained earnings	34,191,268	31,300,917
Total stockholders’ equity	24,028,073	24,743,567
Total liabilities and stockholders’ equity	$52,087,644	$53,630,374

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2025	March 31, 2024
Total stockholders' equity, beginning balances	$24,743,567	$20,588,313

Common stock and additional paid-in capital:
Beginning balances	$6,252,126	$5,145,172
Issuance of common stock	353,366	268,333
Stock-based compensation expense	71,977	76,345
Ending balances	$6,677,469	$5,489,850

Treasury stock:
Beginning balances	$(13,171,638)	$(6,922,200)
Repurchases of common stock to be held as treasury stock	(3,583,291)	(2,011,856)
Ending balances	$(16,754,929)	$(8,934,056)

Accumulated other comprehensive income (loss):
Beginning balances	$362,162	$(223,945)
Other comprehensive income (loss)	(447,897)	112,066
Ending balances	$(85,735)	$(111,879)

Retained earnings:
Beginning balances	$31,300,917	$22,589,286
Net income	2,890,351	2,332,209
Ending balances	$34,191,268	$24,921,495

Total stockholders' equity, ending balances	$24,028,073	$21,365,410

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim consolidated financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (the “SEC”) on January 27, 2025. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the amortization of content assets and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of the results for a full year.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Recently issued accounting pronouncements not yet adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation table, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company for the fiscal year ending December 31, 2025. The Company is currently evaluating the impact of adopting ASU 2023-09.
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

2. Revenue Recognition
The following table summarizes revenues by region for the three months ended March 31, 2025 and March 31, 2024, respectively. Hedging gains (losses) of $165 million and $(11) million are included in revenues for the three months ended March 31, 2025 and 2024, respectively. See Note 7 Derivative Financial Instruments and Hedging Activities for further information.

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
United States and Canada (UCAN)	$4,617,098	$4,224,315
Europe, Middle East, and Africa (EMEA)	3,404,676	2,958,193
Latin America (LATAM)	1,261,934	1,165,008
Asia-Pacific (APAC)	1,259,093	1,022,924
Total Revenues	$10,542,801	$9,370,440
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of March 31, 2025, total deferred revenue was $1,610 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. Deferred revenue increased $89 million from $1,521 million as of December 31, 2024 to $1,610 million as of March 31, 2025. Deferred revenue balances may fluctuate due to the number of paid memberships and the price of our memberships.

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

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands, except per share data)
Basic earnings per share:
Net income	$2,890,351	$2,332,209
Shares used in computation:
Weighted-average shares of common stock outstanding	427,270	432,090
Basic earnings per share	$6.76	$5.40

Diluted earnings per share:
Net income	$2,890,351	$2,332,209
Shares used in computation:
Weighted-average shares of common stock outstanding	427,270	432,090
Effect of dilutive stock-based awards	9,692	9,564
Weighted-average number of shares	436,962	441,654
Diluted earnings per share	$6.61	$5.28

The following table summarizes the potential shares of common stock excluded from the diluted calculation as their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Stock-based awards	36	685

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
The following tables summarize the Company's cash, cash equivalents, restricted cash and short-term investments as of March 31, 2025 and December 31, 2024:

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$4,910,386	$—	$—	$4,910,386	$4,906,264	$—	$4,044	$78
Level 1 securities:
Money market funds	2,054,298	—	—	2,054,298	2,054,240	—	—	58
Level 2 securities:
Time Deposits(1)	438,449	—	—	438,449	239,344	199,105	—	—
Government securities(2)	971,130	907	—	972,037	—	972,037	—	—
	$8,374,263	$907	$—	$8,375,170	$7,199,848	$1,171,142	$4,044	$136

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$4,866,753	$—	$—	$4,866,753	$4,864,207	$—	$2,472	$74
Level 1 securities:
Money market funds	2,676,314	—	—	2,676,314	2,676,256	—	—	58
Level 2 securities:
Time Deposits(1)	301,374	—	—	301,374	264,270	37,104	—	—
Government securities(2)	1,738,642	3,260	—	1,741,902	—	1,741,902	—	—
	$9,583,083	$3,260	$—	$9,586,343	$7,804,733	$1,779,006	$2,472	$132
(1) The majority of the Company's time deposits are international deposits, which mature within one year.
(2) The Company's government securities mature within one year.
Other current assets and non-current assets primarily consist of restricted cash for deposits related to self-insurance. The fair value of available-for-sale securities, cash equivalents and short-term investments included in the Level 2 category is based on observable inputs, such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly.
See Note 6 Debt and Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the fair value of the Company’s senior notes and derivative financial instruments.

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Licensed content, net	$12,393,120	$12,422,309

Produced content, net
Released, less amortization	10,366,702	10,151,543
In production	8,652,278	9,317,367
In development and pre-production	628,739	561,243
	19,647,719	20,030,153

Content assets, net	$32,040,839	$32,452,462

The following table summarizes the amortization of content assets:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Licensed content	$1,998,525	$1,835,117
Produced content	1,824,587	1,835,688
Total	$3,823,112	$3,670,805
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	March 31, 2025	December 31, 2024	Estimated Useful Lives
	(in thousands)
Land	$85,000	$85,000
Buildings and improvements	506,775	475,684	30 years
Leasehold improvements	1,048,174	1,026,593	Over life of lease
Furniture and fixtures	137,188	134,987	3 years
Information technology	475,503	446,419	3 years
Corporate aircraft	99,175	99,175	8-10 years
Machinery and equipment	15,016	15,135	3-5 years
Capital work-in-progress	253,720	228,300
Property and equipment, gross	2,620,551	2,511,293
Less: Accumulated depreciation	(976,205)	(917,537)
Property and equipment, net	$1,644,346	$1,593,756

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Cash paid for operating lease liabilities	$118,347	$125,306
Right-of-use assets obtained in exchange for new operating lease obligations	72,993	183,962

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Operating lease right-of-use assets, net	$2,095,247	$2,102,310

Current operating lease liabilities	437,268	428,482
Non-current operating lease liabilities	1,969,301	1,983,688
Total operating lease liabilities	$2,406,569	$2,412,170

Other Current Assets
Other current assets consisted of the following:

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Trade receivables	$1,447,986	$1,335,304
Prepaid expenses	484,369	431,924
Other	1,394,287	1,749,412
Total other current assets	$3,326,642	$3,516,640

6. Debt
As of March 31, 2025, the Company had aggregate outstanding notes of $15,017 million, net of $67 million of issuance costs and discounts, with varying maturities (the "Notes"). Of the outstanding balance, $1,006 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2024, the Company had aggregate outstanding notes of $15,583 million, net of $70 million of issuance costs and discounts. Each of the Notes are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
A portion of the outstanding Notes is denominated in foreign currency (comprised of €5,170 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement loss, net of hedging impacts, totaling $29 million for the three months ended March 31, 2025). See Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of March 31, 2025 and December 31, 2024:

	Principal Amount at Par				Level 2 Fair Value as of
	March 31, 2025	December 31, 2024	Issuance Date	Maturity	March 31, 2025	December 31, 2024
	(in millions)				(in millions)
5.875% Senior Notes	$—	$800	February 2015	February 2025	$—	$801
3.000% Senior Notes(1)	508	487	April 2020	June 2025	508	487
3.625% Senior Notes	500	500	April 2020	June 2025	499	497
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,002	998
3.625% Senior Notes(1)	1,404	1,346	May 2017	May 2027	1,433	1,375
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,674	1,607
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,928	1,970
4.625% Senior Notes(1)	1,188	1,139	October 2018	May 2029	1,265	1,220
6.375% Senior Notes	800	800	October 2018	May 2029	857	848
3.875% Senior Notes(1)	1,296	1,242	April 2019	November 2029	1,342	1,293
5.375% Senior Notes	900	900	April 2019	November 2029	930	918
3.625% Senior Notes(1)	1,188	1,139	October 2019	June 2030	1,217	1,174
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,012	996
4.900% Senior Notes	1,000	1,000	August 2024	August 2034	1,002	982
5.400% Senior Notes	800	800	August 2024	August 2054	787	782
	$15,084	$15,653			$15,456	$15,948
(1) The following Senior Notes have a principal amount denominated in euros: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
In the three months ended March 31, 2025, the Company repaid upon maturity the $800 million aggregate principal amount of its 5.875% Senior Notes.
Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens, and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. Certain of the Notes additionally limit the ability to enter into sale and lease-back transactions and create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all related covenants.

Revolving Credit Facility
On April 12, 2024, the Company entered into a five-year, $3 billion unsecured revolving credit facility that matures on April 12, 2029 (the “Revolving Credit Agreement”), to replace its previous $1 billion unsecured revolving credit facility. As of March 31, 2025, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Revolving Credit Agreement contains customary affirmative covenants and negative covenants (and customary baskets and exceptions with respect thereto) for a credit facility of this size and type and requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 as of the last day of each fiscal quarter. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all related covenants and ratios.

7. Derivative Financial Instruments and Hedging Activities
The Company uses derivative and non-derivative instruments to manage foreign exchange risk related to its ongoing business operations with the primary objective of reducing earnings and cash flow volatility associated with fluctuations in foreign exchange rates.

Notional Amount of Derivative Contracts
The net notional amounts of the Company’s outstanding derivative instruments were as follows:

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$18,207,861	$18,508,390
Fair value hedges	3,830,227	3,819,817
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,493,593	1,432,136
Total	$23,531,681	$23,760,343
As of March 31, 2025 and December 31, 2024, approximately $1.1 billion and $1.0 billion, respectively, of the Company’s euro–denominated Senior Notes were designated as hedges of the foreign exchange risk of the Company’s net investment in certain foreign subsidiaries.
As of March 31, 2025 and December 31, 2024, the carrying amount of the Company's euro-denominated Senior Notes (included in "Long-term debt" on the Company's Consolidated Balance Sheets), which were designated as the hedged items in fair value hedges, was approximately $3.7 billion and $3.6 billion, respectively.
Note 6 Debt for further information on the Company’s debt obligations.

Fair Value of Derivative Contracts
The fair value of the Company’s outstanding derivative instruments was as follows:

	As of March 31, 2025
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$286,746	$153,540	$183,101	$54,518
Derivatives not designated as hedging instruments:
Foreign exchange contracts	6,060	—	10,408	—
Total	$292,806	$153,540	$193,509	$54,518

	As of December 31, 2024
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$580,065	$406,677	$303,425	$83
Derivatives not designated as hedging instruments:
Foreign exchange contracts	16,211	—	14,492	—
Total	$596,276	$406,677	$317,917	$83
The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate yield curves, and forward and spot prices for currencies.
As of March 31, 2025, the pre-tax net accumulated gain on our foreign currency cash flow hedges included in AOCI on the Consolidated Balance Sheets expected to be recognized in earnings within the next 12 months is $186 million.
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
The Company also enters into collateral security arrangements with its counterparties that require the parties to post cash collateral when certain contractual thresholds are met. Cash collateral received is presented in “Accrued expenses and other liabilities” representing the Company’s obligation to return counterparty cash collateral. Cash collateral posted is presented in “Other current assets,” representing the Company’s right to reclaim the cash collateral. The Company does not offset the fair value of its derivative instruments against the fair value of cash collateral posted or received.
The potential offsetting effect to the Company’s derivative assets and liabilities under its master netting agreements and collateral security agreements were as follows:

	As of March 31, 2025
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$446,346	$—	$446,346	$(230,087)	$—	$216,259
Derivative liabilities	248,027	—	248,027	(230,087)	—	17,940

	As of December 31, 2024
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$1,002,953	$—	$1,002,953	$(316,320)	$(1,800)	$684,833
Derivative liabilities	318,000	—	318,000	(316,320)	—	1,680

Effect of Derivative and Non-Derivative Instruments on Consolidated Financial Statements
The pre-tax gains (losses) on the Company’s cash flow hedges, fair value hedges, and net investment hedges recognized in AOCI were as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Cash flow hedges:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(486,967)	$229,144
Fair value hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	(18,031)	—
Net investment hedges:
Foreign currency-denominated debt
Amount included in the assessment of effectiveness	(44,600)	—
Total	$(549,598)	$229,144
The gains (losses) on hedged items and derivative instruments recognized in the Consolidated Statement of Operations were as follows:

	Three Months Ended
	March 31, 2025
	Revenues	Cost of Revenues	Interest and other income (expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$10,542,801	$5,263,147	$50,899

Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	164,796	(2,339)	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	(153,825)
Derivatives designated as hedging instruments	—	—	157,435
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(14,569)
Losses on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	(20,950)

	Three Months Ended
	March 31, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$9,370,440	$4,977,073	$155,359

Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(11,241)	194	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	—
Derivatives designated as hedging instruments	—	—	—
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	—
Gains on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	4,266

8. Commitments and Contingencies

Content
As of March 31, 2025, the Company had $21.8 billion of obligations comprised of $4.1 billion included in "Current content liabilities" and $1.7 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $16.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
As of December 31, 2024, the Company had $23.2 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $1.8 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $17.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
Less than one year	$10,977,295	$11,424,696
Due after one year and through three years	7,552,902	8,113,910
Due after three years and through five years	2,520,879	2,809,834
Due after five years	739,567	900,491
Total content obligations	$21,790,643	$23,248,931
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
Similar to other U.S. companies doing business in Brazil, the Company is involved in a number of matters with Brazilian tax authorities regarding non-income tax assessments. Although the Company believes it has meritorious defenses to these matters, there is inherent complexity and uncertainty with respect to these matters, and the final outcome may be materially different from our expectations. The current potential exposure with respect to the various issues with Brazilian tax authorities regarding non-income tax assessments is estimated to be approximately $500 million, which is expected to increase over time.
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
Stock Option Activity
Stock options are generally vested in full upon the grant date and are exercisable for the full ten-year contractual term regardless of employment status. Stock options granted to certain named executive officers in fiscal years 2023 and 2024 vest on the one-year anniversary of the grant date, subject to the employee’s continuous employment or service with the Company through the vesting date. All executive options subject to a one-year service period have vested as of March 31, 2025.
The following table summarizes the activities related to the Company’s stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2024	15,419,002	$312.48
Granted	108,387	949.65
Exercised	(1,607,290)	219.85
Expired	(1,010)	62.10
Balances as of March 31, 2025	13,919,089	$328.16
Vested and exercisable as of March 31, 2025	13,919,089	$328.16

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
The following table summarizes the activities related to the Company’s unvested RSUs and PSUs:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Balances as of December 31, 2024	133,318	$711.23
Granted(1)	115,772	1,102.58
Vested(1)	(63,697)	782.18
Forfeited	—	—
Balances as of March 31, 2025	185,393	$931.23
(1) Amounts include 26,660 PSU awards that were granted and 53,320 PSU awards that vested based on the achievement of market-based performance targets during the performance period ended December 31, 2024, but were settled in the three months ended March 31, 2025.

Stock-based Compensation
Total stock-based compensation expense was $72 million and $76 million for the three months ended March 31, 2025 and 2024, respectively.
Stock Repurchases
In September 2023, the Board of Directors authorized the repurchase of up to $10 billion of the Company’s common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three months ended March 31, 2025, the Company repurchased 3,713,828 shares of common stock for an aggregate amount of $3.5 billion. As of March 31, 2025, $13.6 billion remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of March 31, 2025, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2025 and 2024:

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of December 31, 2024	$(376,833)	$32,400	$914,369	$9,233	$3,260	$(220,267)	$362,162
Other comprehensive income (loss) before reclassifications	91,276	(44,600)	(486,967)	(18,031)	(2,232)	126,687	(333,867)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(162,457)	14,569	(121)	33,979	(114,030)
Net change in accumulated other comprehensive income (loss)	91,276	(44,600)	(649,424)	(3,462)	(2,353)	160,666	(447,897)
Balances as of March 31, 2025	$(285,557)	$(12,200)	$264,945	$5,771	$907	$(59,601)	$(85,735)

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of December 31, 2023	$(103,922)	$—	$(155,730)	$—	$—	$35,707	$(223,945)
Other comprehensive income (loss) before reclassifications	(73,052)	—	229,144	—	—	(52,540)	103,552
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	11,047	—	—	(2,533)	8,514
Net change in accumulated other comprehensive income (loss)	(73,052)	—	240,191	—	—	(55,073)	112,066
Balances as of March 31, 2024	$(176,974)	$—	$84,461	$—	$—	$(19,366)	$(111,879)
The following tables summarize the amounts reclassified from AOCI to the Consolidated Statement of Operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$121	$(28)	$93
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	164,796	(2,339)	—	(37,296)	125,161
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(14,569)	3,345	(11,224)
Total	$164,796	$(2,339)	$(14,448)	$(33,979)	$114,030

	Three Months Ended
	March 31, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$—	$—	$—
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(11,241)	194	—	2,533	(8,514)
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	—	—	—
Total	$(11,241)	$194	$—	$2,533	$(8,514)

10. Income Taxes

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands, except percentages)
Provision for income taxes	$323,375	$282,370
Effective tax rate	10%	11%

The effective tax rate for the three months ended March 31, 2025 differed from the Federal statutory rate primarily due to the foreign-derived intangible income deduction and excess tax benefits on stock-based compensation.

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024
	(in thousands)
Revenues	$10,542,801	$9,370,440
Less:
Content amortization	3,823,112	3,670,805
Other cost of revenues	1,440,035	1,306,268
Sales and marketing	688,370	654,340
Technology and development	822,823	702,473
General and administrative	421,462	404,020
Operating income	3,346,999	2,632,534
Operating margin	31.7%	28.1%

Other income (expense)
Interest expense	(184,172)	(173,314)
Interest and other income (expense)(1)	50,899	155,359
Income before income taxes	3,213,726	2,614,579
Provision for income taxes	(323,375)	(282,370)
Net income	$2,890,351	$2,332,209
(1) Includes interest income of $82 million and $67 million for the three months ended March 31, 2025 and 2024, respectively.
See the consolidated financial statements for other financial information regarding the Company’s operating segment.
Total U.S. revenues were $4.3 billion and $3.9 billion for the three months ended March 31, 2025 and 2024, respectively. See Note 2 Revenue Recognition for additional information about revenues by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, were located as follows:

	As of
	March 31, 2025	December 31, 2024
	(in thousands)
United States	$2,783,723	$2,769,828
International	955,870	926,238

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our ability to improve our content offerings and service; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, net cash provided by (used in) operating activities, access to financing sources and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; seasonality; stock price volatility; impact of foreign exchange rate fluctuations, including on net income, revenues; expectations regarding hedging activity; impact of interest rate fluctuations; adequacy of existing facilities; future regulatory changes and their impact on our business; intellectual property; cybersecurity; price changes and testing; accounting treatment for changes related to content assets; acquisitions; actions by competitors; partnerships; advertising; multi-household usage; reporting of membership-related data; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming, consumer products and live experiences; impact of work stoppages; content amortization; resolution of tax examinations; tax expense; unrecognized tax benefits; deferred tax assets; resolution of disputes and other proceedings; our ability to effectively manage change and growth; our company culture; and our ability to attract and retain qualified employees and key personnel. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on January 27, 2025, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A.
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

Overview
We are one of the world’s leading entertainment services offering TV series, films and games across a wide variety of genres and languages. Members can play, pause and resume watching as much as they want, anytime, anywhere, and can change their plans at any time.
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

Results of Operations

The following represents our consolidated performance highlights(1):

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Q1'25 vs. Q1'24
	(in thousands, except percentages)
Financial Results:
Revenues	$10,542,801	$9,370,440	$1,172,361	13%
Constant currency change in revenues(2)				16%

Operating income	$3,346,999	$2,632,534	$714,465	27%
Operating margin	31.7%	28.1%	3.6%

Net income	$2,890,351	$2,332,209	$558,142	24%

(1) We have discontinued the quarterly reporting of membership numbers, focusing instead on revenue and operating margin as the primary financial metrics that we believe best represent our business performance. Therefore, effective in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, we are no longer reporting streaming membership metrics, including paid net membership additions (losses), paid memberships at end of period, average paying memberships or average monthly revenue per paying membership.

(2) See the “Non-GAAP Constant Currency Information” section below for additional details on our use of constant currency revenue.
Operating margin for the three months ended March 31, 2025 increased approximately four percentage points as compared to the prior comparative period, primarily due to revenues growing at a faster rate as compared to the growth in cost of revenues, sales and marketing, and general and administrative expenses.
Net income for the three months ended March 31, 2025 increased $558 million as compared to the prior comparative period, primarily due to a $714 million increase in operating income, driven by a $1,172 million increase in revenues and partially offset by a $286 million increase in cost of revenues primarily due to the increase in content amortization. The impact of higher operating income was partially offset by a $130 million decrease in foreign exchange gains and losses and a $41 million increase in the provision for income taxes.

Revenues
We primarily derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of March 31, 2025, pricing on our plans ranged from the U.S. dollar equivalent of $1 to $31 per month, and pricing on our extra member sub accounts ranged from the U.S. dollar equivalent of $2 to $9 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
We also earn revenues from advertisements presented on our streaming service, consumer products, live experiences and various other sources. Revenues earned from sources other than monthly membership fees were not a material component of revenues for the three months ended March 31, 2025 and March 31, 2024.

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Q1'25 vs. Q1'24
	(in thousands, except percentages)
Revenues	$10,542,801	$9,370,440	$1,172,361	13%
Revenues for the three months ended March 31, 2025 increased 13% as compared to the three months ended March 31, 2024, primarily due to the growth in memberships and higher pricing, partially offset by unfavorable changes in foreign exchange rates, net of hedging.
The following table summarizes revenue by region for the three months ended March 31, 2025 and 2024. Hedging gains (losses) of $165 million and $(11) million are included in “Revenues” for the three months ended March 31, 2025 and 2024, respectively. See Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Q1'25 vs. Q1'24
	(in thousands, except percentages)
United States and Canada (UCAN)	$4,617,098	$4,224,315	$392,783	9%
Europe, Middle East, and Africa (EMEA)	3,404,676	2,958,193	446,483	15%
Latin America (LATAM)	1,261,934	1,165,008	96,926	8%
Asia-Pacific (APAC)	1,259,093	1,022,924	236,169	23%
Total Revenues	$10,542,801	$9,370,440	$1,172,361	13%

Non-GAAP Constant Currency Information
We believe the non-GAAP financial measure of constant currency revenue is useful in analyzing period-to-period comparisons in revenues absent foreign currency fluctuations. However, this non-GAAP financial measure should be considered in addition to, not as a substitute for, or superior to other financial measures prepared in accordance with GAAP.
In order to exclude the effect of foreign currency rate fluctuations on revenue, we calculate current period revenue assuming foreign exchange rates had remained constant with foreign exchange rates from each of the corresponding months of the prior-year period and exclude the impact of hedging gains or losses realized as revenues. Constant currency percentage change in revenues is calculated as the percentage change between current period constant currency revenue and the prior comparative period revenue. The impact of hedging gains or losses is excluded from both the current and prior periods.
The table below summarizes constant currency revenues by region for the three months ended March 31, 2025 and the constant currency percentage change in revenues by region for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024:

	Three Months Ended				Three Months Ended			Change
	March 31, 2025				March 31, 2024			Q1'25 vs. Q1'24
	As Reported	Constant Currency Adjustment	Hedging (Gains) Losses Included in Revenues	Constant Currency Revenues	As Reported	Hedging (Gains) Losses Included in Revenues	Revenues Less Hedging Impact	Reported Change	Constant Currency Change
	(in thousands, except percentages)
UCAN	$4,617,098	$23,338	$(14,552)	$4,625,884	$4,224,315	$831	$4,225,146	9%	9%
EMEA	3,404,676	146,975	(105,225)	3,446,426	2,958,193	4,687	2,962,880	15%	16%
LATAM	1,261,934	243,068	(13,936)	1,491,066	1,165,008	6,266	1,171,274	8%	27%
APAC	1,259,093	62,243	(31,083)	1,290,253	1,022,924	(543)	1,022,381	23%	26%
Total Revenues	$10,542,801	$475,624	$(164,796)	$10,853,629	$9,370,440	$11,241	$9,381,681	13%	16%

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

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Q1'25 vs. Q1'24
	(in thousands, except percentages)
Cost of revenues	$5,263,147	$4,977,073	$286,074	6%
As a percentage of revenues	50%	53%
The increase in cost of revenues was primarily due to a $152 million increase in content amortization relating to our existing and new content.
Sales and Marketing
Sales and marketing expenses consist primarily of expenses for promotional activities such as digital and television advertising, and certain payments made to marketing and advertising sales partners. Our marketing partners include consumer electronics manufacturers, multichannel video programming distributors, mobile operators, and internet service providers. Our advertising sales partners include advertising technology providers and advertising agencies. Sales and marketing expenses also include payroll, stock-based compensation, facilities, and other related expenses for personnel that support advertising sales and marketing activities.

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Q1'25 vs. Q1'24
	(in thousands, except percentages)
Sales and marketing	$688,370	$654,340	$34,030	5%
As a percentage of revenues	7%	7%
The increase in sales and marketing expenses was primarily driven by a $33 million increase in personnel-related costs due to the growth in advertising sales headcount, coupled with a $23 million increase in expenses incurred in connection with our advertising offering, including increased payments to advertising sales partners and other advertising distribution expenses. The increase in expenses related to personnel and our advertising offering was partially offset by an $18 million decrease in other marketing expenses.

Technology and Development
Technology and development expenses consist primarily of payroll, stock-based compensation, facilities, and other related expenses for technology personnel responsible for making improvements to our service offerings, including testing, maintaining and modifying our user interface, our recommendations and infrastructure. Technology and development expenses also include costs associated with general use computer hardware and software.

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Q1'25 vs. Q1'24
	(in thousands, except percentages)
Technology and development	$822,823	$702,473	$120,350	17%
As a percentage of revenues	8%	7%
The increase in technology and development expenses was primarily due to a $116 million increase in personnel-related costs.
General and Administrative
General and administrative expenses consist primarily of payroll, stock-based compensation, facilities, and other related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Q1'25 vs. Q1'24
	(in thousands, except percentages)
General and administrative	$421,462	$404,020	$17,442	4%
As a percentage of revenues	4%	4%
The increase in general and administrative expenses was primarily due to a $25 million increase in third-party expenses.
Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Q1'25 vs. Q1'24
	(in thousands, except percentages)
Interest expense	$184,172	$173,314	$10,858	6%
As a percentage of revenues	2%	2%
Interest expense primarily consists of interest on our Notes of $184 million for the three months ended March 31, 2025. The increase in interest expense for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024 was due to the increase in debt.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances, gains and losses on certain derivative instruments, and interest earned on cash, cash equivalents and short-term investments.

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Q1'25 vs. Q1'24
	(in thousands, except percentages)
Interest and other income (expense)	$50,899	$155,359	$(104,460)	(67)%
As a percentage of revenues	—%	2%

Interest and other income (expense) decreased in the three months ended March 31, 2025 primarily due to foreign exchange losses of $36 million, net of the impacts of derivatives and hedging, compared to gains of $94 million for the corresponding period in 2024. In the three months ended March 31, 2025, the foreign exchange losses were primarily driven by the non-cash loss of $29 million from the remeasurement of our €5,170 million Senior Notes, net of hedging impacts, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three months ended March 31, 2024, the foreign exchange gains were primarily driven by the non-cash gains from the remeasurement of our €5,170 million Senior Notes of $131 million, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies.
Provision for Income Taxes

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Q1'25 vs. Q1'24
	(in thousands, except percentages)
Provision for income taxes	$323,375	$282,370	$41,005	15%
Effective tax rate	10%	11%
The decrease in the effective tax rate for the three months ended March 31, 2025, as compared to the same period in 2024, was primarily due to higher excess tax benefits on stock-based compensation.
Liquidity and Capital Resources

	As of		Change
	March 31, 2025	December 31, 2024	March 31, 2025 vs. December 31, 2024
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$8,375,170	$9,586,343	$(1,211,173)	(13)%
Short-term and long-term debt	15,016,918	15,582,804	(565,886)	(4)%

Cash, cash equivalents, restricted cash and short-term investments decreased $1,211 million in the three months ended March 31, 2025 primarily due to the repurchase of stock and repayment of debt, partially offset by cash provided by operations and proceeds from issuance of common stock.
Debt, net of debt issuance costs and discounts, decreased $566 million primarily due to the repayment upon maturity of the $800 million aggregate principal amount of our 5.875% Senior Notes, partially offset by the remeasurement of our euro-denominated notes in the three months ended March 31, 2025. The amount of principal and interest on our outstanding notes due in the next twelve months is $1,697 million. As of March 31, 2025, no amounts had been borrowed under the $3 billion Revolving Credit Agreement. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In September 2023, the Board of Directors authorized the repurchase of up to $10 billion of our common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. During the three months ended March 31, 2025, the Company repurchased 3,713,828 shares of common stock for an aggregate amount of $3.5 billion. As of March 31, 2025, $13.6 billion remains available for repurchases.
Our primary uses of cash include the acquisition, licensing and production of content, marketing programs, streaming delivery, and personnel-related costs. Cash payment terms for non-original content have historically been in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to continue to significantly invest in global content, particularly in original content, which will impact our liquidity. Our other uses of cash include strategic acquisitions and investments, as well as share repurchases. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our revolving credit facility, will continue to be sufficient to meet our cash needs for the next twelve months and beyond.
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of March 31, 2025, the expected timing of those payments are as follows:

	Payments due by Period
Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$21,790,643	$10,977,295	$10,813,348
Debt (2)	19,242,462	1,697,194	17,545,268
Operating lease obligations (3)	2,833,759	530,875	2,302,884
Total	$43,866,864	$13,205,364	$30,661,500

(1)As of March 31, 2025, content obligations were comprised of $4.1 billion included in “Current content liabilities” and $1.7 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $16.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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
In addition to the material cash requirements summarized in the table above, we may be required to pay deposits of approximately $900 million related to certain direct and indirect taxes in the next twelve months, which are in excess of our typical annual obligations.
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended		Change
	March 31, 2025	March 31, 2024	Q1'25 vs. Q1'24
	(in thousands, except percentages)
Net cash provided by operating activities	$2,789,199	$2,212,522	$576,677	26%
Net cash provided by (used in) investing activities	485,662	(75,714)	561,376	741%
Net cash used in financing activities	(4,028,316)	(2,132,944)	1,895,372	89%

Net cash provided by operating activities for the three months ended March 31, 2025 increased $577 million as compared to the corresponding period in 2024, primarily driven by a $558 million or 24% increase in net income, an increase in adjustments for non-cash expenses, partially offset by unfavorable changes in working capital and a $43 million increase in payments for content assets.
Net cash provided by (used in) investing activities for the three months ended March 31, 2025 increased $561 million as compared to the corresponding period in 2024, primarily due to net cash inflows of $614 million from maturities, sales and purchases of investments in the three months ended March 31, 2025 as compared to no cash flows related to investments in the corresponding period in 2024, partially offset by a $53 million increase in purchases of property and equipment.
Net cash used in financing activities for the three months ended March 31, 2025 increased $1,895 million as compared to the corresponding period in 2024, primarily driven by a $1,536 million increase in repurchases of common stock, coupled with a $400 million increase in repayments of debt due to the repayment upon maturity of the $800 million aggregate principal amount of our 5.875% Senior Notes in the three months ended March 31, 2025 as compared to the repayment upon maturity of the $400 million aggregate principal amount of our 5.750% Senior Notes in the three months ended March 31, 2024.

Indemnification
The information set forth under Note 8 Commitments and Contingencies to the consolidated financial statements under the caption “Indemnification” is incorporated herein by reference.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2024, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to interest rate changes, which affect the market values of our investments and debt, as well as foreign currency fluctuations.

Interest Rate Risk
At March 31, 2025, our cash equivalents were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate. Our short-term investments are primarily comprised of investments in government securities. These securities are classified as available-for-sale and are recorded at fair value with unrealized gains and losses, net of tax, included in accumulated other comprehensive income (“AOCI”) within Stockholders' equity in the Consolidated Balance Sheets. Changes in interest rates could adversely affect the market value of these securities.
As of March 31, 2025, we had $15.1 billion of debt, consisting of fixed rate unsecured debt in fourteen tranches due between 2025 and 2054. Refer to Note 6 Debt to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.

Foreign Currency Risk
We operate our business globally and transact in multiple currencies. Currencies denominated in other than the U.S. dollar accounted for 55% of revenue and 29% of operating expenses for the three months ended March 31, 2025. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Mexican peso, and the Canadian dollar.
Accordingly, volatility in exchange rates and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. Excluding the impact of hedging gains or losses realized as revenues, our revenues for the three months ended March 31, 2025 would have been approximately $311 million higher had foreign currency exchange rates remained constant with those in the same period of 2024. See Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding our non-GAAP financial measure of constant currency.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted U.S. dollar-equivalent revenues from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges of forecasted foreign currency revenue and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. If the U.S dollar weakened by 10% as of March 31, 2025 and December 31, 2024, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $1,908 million and $1,850 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying forecasted revenues when recognized in earnings.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted and firmly committed U.S. dollar-equivalent transactions related to the licensing and production of content assets from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Cost of Revenues” to offset the hedged exposures as they affect earnings, which occurs as the underlying hedged content assets are amortized. If the U.S dollar strengthened by 10% as of March 31, 2025 and December 31, 2024, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $201 million and $187 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying exposures when recognized in earnings.
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
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. We enter into foreign exchange forward contracts to mitigate the foreign exchange risk on intercompany transactions and monetary assets and liabilities that are not denominated in the functional currencies of the Company and its subsidiaries. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. Certain contracts are not designated as hedging instruments and the gains or losses on these derivative instruments are recorded in “Interest and other income (expense)” in the Consolidated Statements of Operations. We also designate certain contracts as fair value hedges to mitigate the foreign exchange risk on the remeasurement of our foreign-currency denominated debt. The gains or losses on these derivative instruments included in the assessment of hedge effectiveness are recorded in “Interest and other income (expense),” net with the offsetting foreign currency remeasurement gains and losses on the hedged items. If an adverse change in exchange rates of 10% was applied to our monetary assets and liabilities denominated in currencies other than the functional currencies as of March 31, 2025 and December 31, 2024, income before income taxes would have been approximately $46 million and $38 million lower, respectively, after considering the offsetting impact of the foreign currency exchange contracts and our net investment hedges.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
The information set forth under Note 8 Commitments and Contingencies in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.Risk Factors
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Company Purchases of Equity Securities
Stock repurchases during the three months ended March 31, 2025 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
January 1 - 31, 2025	703,147	$866.91	703,147	$16,534,209
February 1 - 28, 2025	1,354,600	$1,007.46	1,354,600	$15,169,503
March 1 - 31, 2025	1,656,081	$943.27	1,656,081	$13,607,380
Total	3,713,828		3,713,828

(1) In September 2023, the Company’s Board of Directors authorized the repurchase of up to $10 billion of its common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. For further information regarding stock repurchase activity, see Note 9 Stockholders’ Equity to the consolidated financial statements in this Quarterly Report.

(2) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

Item 5.Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Jay Hoag (1)	Director	Adoption	1/28/2025	1/30/2026	127,000
Ann Mather (2)	Director	Adoption	2/7/2025	12/31/2025	2,448
Strive Masiyiwa (3)	Director	Adoption	2/10/2025	12/31/2025	1,292
Brad Smith (4)	Director	Adoption	2/10/2025	6/18/2026	10,697
Leslie Kilgore (5)	Director	Adoption	1/22/2025	4/30/2026	3,430

(1) Jay Hoag, a member of the Board of Directors, trusts for which he serves as a trustee and a partnership for which he serves as the sole general partner and limited partner, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on January 28, 2025. The plan provides for the potential sale of up to 127,000 shares of Netflix common stock. The plan expires on January 30, 2026, or upon the earlier completion of all authorized transactions under the plan.

(2) Ann Mather, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on February 7, 2025. Ms. Mather's plan provides for the potential exercise of vested stock options and the associated sale of up to 2,448 shares of Netflix common stock. The plan expires on December 31, 2025, or upon the earlier completion of all authorized transactions under the plan.

(3) Strive Masiyiwa, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on February 10, 2025. Mr. Masiyiwa's plan provides for the potential exercise of vested stock options and the associated sale of up to 1,292 shares of Netflix common stock. The plan expires on December 31, 2025, or upon the earlier completion of all authorized transactions under the plan.

(4) Brad Smith, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on February 10, 2025. Mr. Smith's plan provides for the potential exercise of vested stock options and the associated sale of up to 10,697 shares of Netflix common stock. The plan expires on June 18, 2026, or upon the earlier completion of all authorized transactions under the plan.

(5) Leslie Kilgore, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on January 22, 2025. Ms. Kilgore's plan provides for the potential exercise of vested stock options and the associated sale of up to 3,430 shares of Netflix common stock. The plan expires on April 30, 2026, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022

3.2	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	April 18, 2025	By:	/s/ Ted Sarandos
Ted Sarandos Co-Chief Executive Officer (Principal executive officer)

Dated:	April 18, 2025	By:	/s/ Greg Peters
Greg Peters Co-Chief Executive Officer (Principal executive officer)

Dated:	April 18, 2025	By:	/s/ Jeffrey Karbowski
Jeffrey Karbowski Chief Accounting Officer (Principal accounting officer)