Form 10-Q
period 2025-06-30
NETFLIX INC
filed 2025-07-18
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2025, there were 424,926,346 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues	$11,079,166	$9,559,310	$21,621,967	$18,929,750
Cost of revenues	5,325,311	5,174,143	10,588,458	10,151,216
Sales and marketing	713,265	644,084	1,401,635	1,298,424
Technology and development	824,683	711,254	1,647,506	1,413,727
General and administrative	441,213	426,992	862,675	831,012
Operating income	3,774,694	2,602,837	7,121,693	5,235,371
Other income (expense):
Interest expense	(182,649)	(167,986)	(366,821)	(341,300)
Interest and other income (expense)	39,630	79,005	90,529	234,364
Income before income taxes	3,631,675	2,513,856	6,845,401	5,128,435
Provision for income taxes	(506,262)	(366,550)	(829,637)	(648,920)
Net income	$3,125,413	$2,147,306	$6,015,764	$4,479,515

Earnings per share:
Basic	$7.35	$4.99	$14.11	$10.39
Diluted	$7.19	$4.88	$13.80	$10.16
Weighted-average shares of common stock outstanding:
Basic	425,211	430,065	426,235	431,078
Diluted	434,883	439,739	435,917	440,697

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$3,125,413	$2,147,306	$6,015,764	$4,479,515
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax benefit of $21 million, $1 million, $32 million, and $1 million, respectively	97,341	(75,246)	154,256	(148,298)
Net change in unrealized gains (losses) on available-for-sale securities, net of income tax benefit of $0.2 million, $0, $1 million, and $0, respectively	(699)	—	(2,511)	—
Cash flow hedges:
Net unrealized gains (losses)	(941,572)	123,733	(1,316,744)	300,337
Reclassification of net (gains) losses included in net income	28,537	(25,722)	(96,624)	(17,208)
Net change, net of income tax benefit (expense) of $272 million, $(29) million, $421 million, and $(84) million, respectively	(913,035)	98,011	(1,413,368)	283,129
Fair value hedges:
Net change in unrealized gains (losses) excluded from the assessment of effectiveness, net of income tax benefit of $1 million, $0, $2 million, and $0, respectively	(2,540)	—	(5,207)	—
Total other comprehensive income (loss)	(818,933)	22,765	(1,266,830)	134,831
Comprehensive income	$2,306,480	$2,170,071	$4,748,934	$4,614,346

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net income	$3,125,413	$2,147,306	$6,015,764	$4,479,515
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(3,835,813)	(4,048,852)	(7,385,470)	(7,777,819)
Change in content liabilities	(214,052)	(366,572)	(625,305)	(556,013)
Amortization of content assets	3,832,074	3,769,690	7,655,186	7,440,495
Depreciation and amortization of property, equipment and intangibles	80,013	81,227	160,080	168,461
Stock-based compensation expense	80,862	68,766	152,839	145,111
Foreign currency remeasurement loss (gain) on debt	55,238	(42,692)	83,785	(173,493)
Other non-cash items	120,139	138,588	234,869	235,769
Deferred income taxes	(135,755)	(209,387)	(299,683)	(316,464)
Changes in operating assets and liabilities:
Other current assets	(176,683)	(28,959)	(308,050)	9,090
Accounts payable	11,046	(19,358)	(265,380)	(164,623)
Accrued expenses and other liabilities	(267,235)	(114,303)	39,178	137,479
Deferred revenue	118,635	4,236	207,548	30,751
Other non-current assets and liabilities	(370,624)	(88,843)	(452,904)	(154,890)
Net cash provided by operating activities	2,423,258	1,290,847	5,212,457	3,503,369
Cash flows from investing activities:
Purchases of property and equipment	(155,889)	(78,287)	(284,166)	(154,001)
Purchases of investments	(1,650)	—	(157,665)	—
Proceeds from maturities and sales of investments	962,413	—	1,732,367	—
Other investing activities	(36,190)	—	(36,190)	—
Net cash provided by (used in) investing activities	768,684	(78,287)	1,254,346	(154,001)
Cash flows from financing activities:
Repayments of debt	(1,033,450)	—	(1,833,450)	(400,000)
Proceeds from issuance of common stock	169,066	118,750	520,668	387,631
Repurchases of common stock	(1,654,327)	(1,599,998)	(5,190,723)	(3,599,998)
Taxes paid related to net share settlement of equity awards	(6,114)	(1,883)	(33,984)	(3,708)
Other financing activities	21,957	(6,250)	6,305	(6,250)
Net cash used in financing activities	(2,502,868)	(1,489,381)	(6,531,184)	(3,622,325)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	287,471	(122,723)	437,617	(218,513)
Net increase (decrease) in cash, cash equivalents and restricted cash	976,545	(399,544)	373,236	(491,470)
Cash, cash equivalents and restricted cash at beginning of period	7,204,028	7,026,589	7,807,337	7,118,515
Cash, cash equivalents and restricted cash at end of period	$8,180,573	$6,627,045	$8,180,573	$6,627,045

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,177,405	$7,804,733
Short-term investments	213,115	1,779,006
Other current assets	3,602,586	3,516,640
Total current assets	11,993,106	13,100,379
Content assets, net	32,089,394	32,452,462
Property and equipment, net	1,743,566	1,593,756
Other non-current assets	7,273,598	6,483,777
Total assets	$53,099,664	$53,630,374
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,091,770	$4,393,681
Accounts payable	632,718	899,909
Accrued expenses and other liabilities	2,489,486	2,156,544
Deferred revenue	1,728,361	1,520,813
Short-term debt	—	1,784,453
Total current liabilities	8,942,335	10,755,400
Non-current content liabilities	1,606,404	1,780,806
Long-term debt	14,453,206	13,798,351
Other non-current liabilities	3,145,820	2,552,250
Total liabilities	28,147,765	28,886,807
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at June 30, 2025 and December 31, 2024; 424,926,346 and 427,757,100 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	6,932,828	6,252,126
Treasury stock at cost (31,228,532 and 25,953,460 shares at June 30, 2025 and December 31, 2024, respectively)	(18,392,942)	(13,171,638)
Accumulated other comprehensive income (loss)	(904,668)	362,162
Retained earnings	37,316,681	31,300,917
Total stockholders’ equity	24,951,899	24,743,567
Total liabilities and stockholders’ equity	$53,099,664	$53,630,374

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total stockholders' equity, beginning balances	$24,028,073	$21,365,410	$24,743,567	$20,588,313

Common stock and additional paid-in capital:
Beginning balances	$6,677,469	$5,489,850	$6,252,126	$5,145,172
Issuance of common stock	174,497	121,445	527,863	389,778
Stock-based compensation expense	80,862	68,766	152,839	145,111
Ending balances	$6,932,828	$5,680,061	$6,932,828	$5,680,061

Treasury stock:
Beginning balances	$(16,754,929)	$(8,934,056)	$(13,171,638)	$(6,922,200)
Repurchases of common stock to be held as treasury stock	(1,638,013)	(1,612,999)	(5,221,304)	(3,624,855)
Ending balances	$(18,392,942)	$(10,547,055)	$(18,392,942)	$(10,547,055)

Accumulated other comprehensive income (loss):
Beginning balances	$(85,735)	$(111,879)	$362,162	$(223,945)
Other comprehensive income (loss)	(818,933)	22,765	(1,266,830)	134,831
Ending balances	$(904,668)	$(89,114)	$(904,668)	$(89,114)

Retained earnings:
Beginning balances	$34,191,268	$24,921,495	$31,300,917	$22,589,286
Net income	3,125,413	2,147,306	6,015,764	4,479,515
Ending balances	$37,316,681	$27,068,801	$37,316,681	$27,068,801

Total stockholders' equity, ending balances	$24,951,899	$22,112,693	$24,951,899	$22,112,693

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

2. Revenue Recognition
The following table summarizes revenues by region for the three and six months ended June 30, 2025 and June 30, 2024. Total revenues are inclusive of hedging gains (losses) of $(37) million and $127 million for the three and six months ended June 30, 2025, respectively, and $33 million and $22 million for the three and six months ended June 30, 2024, respectively. See Note 7 Derivative Financial Instruments and Hedging Activities for further information.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
United States and Canada (UCAN)	$4,929,003	$4,295,560	$9,546,101	$8,519,875
Europe, Middle East, and Africa (EMEA)	3,538,175	3,007,772	6,942,851	5,965,965
Latin America (LATAM)	1,306,735	1,204,145	2,568,669	2,369,153
Asia-Pacific (APAC)	1,305,253	1,051,833	2,564,346	2,074,757
Total Revenues	$11,079,166	$9,559,310	$21,621,967	$18,929,750
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of June 30, 2025, total deferred revenue was $1,728 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. Deferred revenue increased $208 million from $1,521 million as of December 31, 2024 to $1,728 million as of June 30, 2025. Deferred revenue balances may fluctuate due to the number of paid memberships and the price of our memberships.

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

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands, except per share data)
Basic earnings per share:
Net income	$3,125,413	$2,147,306	$6,015,764	$4,479,515
Shares used in computation:
Weighted-average shares of common stock outstanding	425,211	430,065	426,235	431,078
Basic earnings per share	$7.35	$4.99	$14.11	$10.39

Diluted earnings per share:
Net income	$3,125,413	$2,147,306	$6,015,764	$4,479,515
Shares used in computation:
Weighted-average shares of common stock outstanding	425,211	430,065	426,235	431,078
Effect of dilutive stock-based awards	9,672	9,674	9,682	9,619
Weighted-average number of shares	434,883	439,739	435,917	440,697
Diluted earnings per share	$7.19	$4.88	$13.80	$10.16

The following table summarizes the potential shares of common stock excluded from the diluted calculation as their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Stock-based awards	29	118	33	402

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
The following tables summarize the Company's cash, cash equivalents, restricted cash and short-term investments as of June 30, 2025 and December 31, 2024:

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$4,955,802	$—	$—	$4,955,802	$4,952,694	$—	$3,024	$84
Level 1 securities:
Money market funds	2,887,056	—	—	2,887,056	2,886,996	—	—	60
Level 2 securities:
Time Deposits(1)	550,830	—	—	550,830	337,715	213,115	—	—
	$8,393,688	$—	$—	$8,393,688	$8,177,405	$213,115	$3,024	$144

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$4,866,753	$—	$—	$4,866,753	$4,864,207	$—	$2,472	$74
Level 1 securities:
Money market funds	2,676,314	—	—	2,676,314	2,676,256	—	—	58
Level 2 securities:
Time Deposits(1)	301,374	—	—	301,374	264,270	37,104	—	—
Government securities	1,738,642	3,260	—	1,741,902	—	1,741,902	—	—
	$9,583,083	$3,260	$—	$9,586,343	$7,804,733	$1,779,006	$2,472	$132
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

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
Licensed content, net	$12,273,051	$12,422,309

Produced content, net
Released, less amortization	10,090,174	10,151,543
In production	8,930,196	9,317,367
In development and pre-production	795,973	561,243
	19,816,343	20,030,153

Content assets, net	$32,089,394	$32,452,462

The following table summarizes the amortization of content assets:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Licensed content	$2,010,207	$1,884,491	$4,008,732	$3,719,608
Produced content	1,821,867	1,885,199	3,646,454	3,720,887
Total	$3,832,074	$3,769,690	$7,655,186	$7,440,495
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	June 30, 2025	December 31, 2024	Estimated Useful Lives
	(in thousands)
Land	$85,000	$85,000
Buildings and improvements	508,284	475,684	30 years
Leasehold improvements	1,080,760	1,026,593	Over life of lease
Furniture and fixtures	139,613	134,987	3 years
Information technology	519,162	446,419	3-5 years
Corporate aircraft	99,195	99,175	8-10 years
Machinery and equipment	15,592	15,135	3-5 years
Capital work-in-progress	334,277	228,300
Property and equipment, gross	2,781,883	2,511,293
Less: Accumulated depreciation	(1,038,317)	(917,537)
Property and equipment, net	$1,743,566	$1,593,756

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Cash paid for operating lease liabilities	$129,574	$130,104	$247,921	$255,410
Right-of-use assets obtained in exchange for new operating lease obligations	138,534	160,812	211,527	344,774

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
Operating lease right-of-use assets, net	$2,175,343	$2,102,310

Current operating lease liabilities	453,940	428,482
Non-current operating lease liabilities	2,026,821	1,983,688
Total operating lease liabilities	$2,480,761	$2,412,170

Other Current Assets
Other current assets consisted of the following:

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
Trade receivables	$1,579,859	$1,335,304
Prepaid expenses	451,050	431,924
Other	1,571,677	1,749,412
Total other current assets	$3,602,586	$3,516,640

6. Debt
As of June 30, 2025, the Company had aggregate outstanding long-term notes of $14,453 million, net of $62 million of issuance costs and discounts, with varying maturities (the "Notes"). As of December 31, 2024, the Company had aggregate outstanding notes of $15,583 million, net of $70 million of issuance costs and discounts. Each of the Notes are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
A portion of the outstanding Notes is denominated in foreign currency (comprised of €4,700 million as of June 30, 2025 and €5,170 million as of December 31, 2024, respectively) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement loss, net of hedging impacts, totaling $55 million and $84 million, respectively, for the three and six months ended June 30, 2025). See Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of June 30, 2025 and December 31, 2024:

	Principal Amount at Par				Level 2 Fair Value as of
	June 30, 2025	December 31, 2024	Issuance Date	Maturity	June 30, 2025	December 31, 2024
	(in millions)				(in millions)
5.875% Senior Notes	$—	$800	February 2015	February 2025	$—	$801
3.000% Senior Notes(1)	—	487	April 2020	June 2025	—	487
3.625% Senior Notes	—	500	April 2020	June 2025	—	497
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,005	998
3.625% Senior Notes(1)	1,525	1,346	May 2017	May 2027	1,559	1,375
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,687	1,607
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,939	1,970
4.625% Senior Notes(1)	1,291	1,139	October 2018	May 2029	1,379	1,220
6.375% Senior Notes	800	800	October 2018	May 2029	861	848
3.875% Senior Notes(1)	1,408	1,242	April 2019	November 2029	1,471	1,293
5.375% Senior Notes	900	900	April 2019	November 2029	940	918
3.625% Senior Notes(1)	1,291	1,139	October 2019	June 2030	1,336	1,174
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,023	996
4.900% Senior Notes	1,000	1,000	August 2024	August 2034	1,020	982
5.400% Senior Notes	800	800	August 2024	August 2054	791	782
	$14,515	$15,653			$15,011	$15,948
(1) The following Senior Notes have a principal amount denominated in euros: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
In the six months ended June 30, 2025, the Company repaid upon maturity the $800 million aggregate principal amount of its 5.875% Senior Notes, the €470 million aggregate principal amount of its 3.000% Senior Notes, and the $500 million aggregate principal amount of its 3.625% Senior Notes.
Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens, and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. Certain of the Notes additionally limit the ability to enter into sale and lease-back transactions and create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all related covenants.

Revolving Credit Facility
On April 12, 2024, the Company entered into a five-year, $3 billion unsecured revolving credit facility that matures on April 12, 2029 (the “Revolving Credit Agreement”), to replace its previous $1 billion unsecured revolving credit facility. As of June 30, 2025, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Revolving Credit Agreement contains customary affirmative covenants and negative covenants (and customary baskets and exceptions with respect thereto) for a credit facility of this size and type and requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 as of the last day of each fiscal quarter. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all related covenants and ratios.
Commercial Paper Program
In May 2025, the Company established a $3 billion commercial paper program (the “Commercial Paper Program”) under which it may issue short-term unsecured commercial paper notes. Net proceeds from this program may be used for general corporate purposes. There were no borrowings outstanding under the Commercial Paper Program as of June 30, 2025.

7. Derivative Financial Instruments and Hedging Activities
The Company uses derivative and non-derivative instruments to manage foreign exchange risk related to its ongoing business operations with the primary objective of reducing earnings and cash flow volatility associated with fluctuations in foreign exchange rates.

Notional Amount of Derivative Contracts
The net notional amounts of the Company’s outstanding derivative instruments were as follows:

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$20,327,687	$18,508,390
Fair value hedges	3,318,883	3,819,817
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,285,612	1,432,136
Total	$24,932,182	$23,760,343
As of June 30, 2025 and December 31, 2024, approximately $1.2 billion and $1.0 billion, respectively, of the Company’s euro–denominated Senior Notes were designated as hedges of the foreign exchange risk of the Company’s net investment in certain foreign subsidiaries.
As of June 30, 2025 and December 31, 2024, the carrying amount of the Company's euro-denominated Senior Notes (included in "Long-term debt" on the Company's Consolidated Balance Sheets), which were designated as the hedged items in fair value hedges, was approximately $3.5 billion and $3.6 billion, respectively.
Note 6 Debt for further information on the Company’s debt obligations.

Fair Value of Derivative Contracts
The fair value of the Company’s outstanding derivative instruments was as follows:

	As of June 30, 2025
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$310,320	$25,566	$591,529	$467,961
Derivatives not designated as hedging instruments:
Foreign exchange contracts	11,136	—	9,641	—
Total	$321,456	$25,566	$601,170	$467,961

	As of December 31, 2024
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$580,065	$406,677	$303,425	$83
Derivatives not designated as hedging instruments:
Foreign exchange contracts	16,211	—	14,492	—
Total	$596,276	$406,677	$317,917	$83
The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate yield curves, and forward and spot prices for currencies.
As of June 30, 2025, the pre-tax net accumulated loss on our foreign currency cash flow hedges included in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets expected to be recognized in earnings within the next 12 months is $543 million.
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
The potential offsetting effect to the Company’s derivative assets and liabilities under its master netting agreements and collateral security agreements were as follows:

	As of June 30, 2025
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$347,022	$—	$347,022	$(340,280)	$—	$6,742
Derivative liabilities	1,069,131	—	1,069,131	(340,280)	(36,190)	692,661

	As of December 31, 2024
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$1,002,953	$—	$1,002,953	$(316,320)	$(1,800)	$684,833
Derivative liabilities	318,000	—	318,000	(316,320)	—	1,680

Effect of Derivative and Non-Derivative Instruments on Consolidated Financial Statements
The pre-tax gains (losses) on the Company’s cash flow hedges, fair value hedges, and net investment hedges recognized in AOCI were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Cash flow hedges:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(1,222,145)	$160,544	$(1,709,112)	$389,688
Fair value hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	(18,099)	—	(36,130)	—
Net investment hedges:
Foreign currency-denominated debt
Amount included in the assessment of effectiveness	(93,400)	(3,400)	(138,000)	(3,400)
Total	$(1,333,644)	$157,144	$(1,883,242)	$386,288
The gains (losses) on hedged items and derivative instruments recognized in the Consolidated Statement of Operations were as follows:

	Three Months Ended
	June 30, 2025			June 30, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)	Revenues	Cost of Revenues	Interest and other income (expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$11,079,166	$5,325,311	$39,630	$9,559,310	$5,174,143	$79,005

Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(37,385)	344	—	33,301	73	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	(311,562)	—	—	—
Derivatives designated as hedging instruments	—	—	316,192	—	—	—
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(14,802)	—	—	—
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	(50,021)	—	—	9,797

	Six Months Ended
	June 30, 2025			June 30, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)	Revenues	Cost of Revenues	Interest and other income (expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$21,621,967	$10,588,458	$90,529	$18,929,750	$10,151,216	$234,364

Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	127,411	(1,995)	—	22,060	267	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	(465,387)	—	—	—
Derivatives designated as hedging instruments	—	—	473,627	—	—	—
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(29,371)	—	—	—
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	(70,971)	—	—	14,063

8. Commitments and Contingencies

Content
As of June 30, 2025, the Company had $21.0 billion of obligations comprised of $4.1 billion included in "Current content liabilities" and $1.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $15.3 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
As of December 31, 2024, the Company had $23.2 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $1.8 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $17.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
Less than one year	$10,842,959	$11,424,696
Due after one year and through three years	7,179,966	8,113,910
Due after three years and through five years	2,273,025	2,809,834
Due after five years	671,320	900,491
Total content obligations	$20,967,270	$23,248,931
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
Non-Income Taxes
The Company is routinely under audit by various tax authorities with regard to non-income tax matters. The subject matter of non-income tax audits primarily arises from disputes on the tax treatment and tax rate applied to our revenue in certain jurisdictions. We accrue, as operating expenses, non-income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities when a loss is probable and reasonably estimable.
Similar to other U.S. companies doing business in Brazil, the Company is involved in a number of matters with Brazilian tax authorities regarding non-income tax assessments. Although the Company believes it has meritorious defenses to these matters, and a loss is not probable, there is inherent complexity and uncertainty with respect to these matters, and the final outcome may be materially different from our expectations. The Company continues to monitor developments in similar court cases that may influence its evaluation of the likelihood of incurring a loss. The cumulative current potential exposure with respect to the various issues with Brazilian tax authorities regarding non-income tax assessments, for which the loss recognition criteria has not been met, is estimated to be approximately $600 million, and is expected to increase over time.

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
Stock Option Activity
Stock options are generally vested in full upon the grant date and are exercisable for the full ten-year contractual term regardless of employment status. Stock options granted to certain named executive officers in fiscal years 2023 and 2024 vest on the one-year anniversary of the grant date, subject to the employee’s continuous employment or service with the Company through the vesting date. All executive options subject to a one-year service period have vested as of the first quarter of the current fiscal year.
The following table summarizes the activities related to the Company’s stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2024	15,419,002	$312.48
Granted	213,441	1,013.40
Exercised	(2,369,871)	222.74
Expired	(1,945)	68.25
Balances as of June 30, 2025	13,260,627	$339.84
Vested and exercisable as of June 30, 2025	13,260,627	$339.84

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
The following table summarizes the activities related to the Company’s unvested RSUs and PSUs:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Balances as of December 31, 2024	133,318	$711.23
Granted(1)	122,785	1,111.80
Vested(1)	(74,447)	774.68
Forfeited	(1,632)	931.17
Balances as of June 30, 2025	180,024	$956.20
(1) Amounts include 26,660 PSU awards that were granted and 53,320 PSU awards that vested based on the achievement of market-based performance targets during the performance period ended December 31, 2024, but were settled in the first quarter of 2025.

Stock-based Compensation
Total stock-based compensation expense was $81 million and $153 million for the three and six months ended June 30, 2025, respectively, and $69 million and $145 million for the three and six months ended June 30, 2024, respectively.
Stock Repurchases
In September 2023, the Board of Directors authorized the repurchase of up to $10 billion of the Company’s common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three and six months ended June 30, 2025, the Company repurchased 1,524,908 and 5,238,736 shares of common stock, respectively, for an aggregate amount of $1.6 billion and $5.2 billion, respectively (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022). As of June 30, 2025, $12.0 billion remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of June 30, 2025, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and six months ended June 30, 2025:

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of March 31, 2025	$(285,557)	$(12,200)	$264,945	$5,771	$907	$(59,601)	$(85,735)
Other comprehensive income (loss) before reclassifications	169,299	(93,400)	(1,222,145)	(18,099)	(907)	306,378	(858,874)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	37,041	14,802	—	(11,902)	39,941
Net change in accumulated other comprehensive income (loss)	169,299	(93,400)	(1,185,104)	(3,297)	(907)	294,476	(818,933)
Balances as of June 30, 2025	$(116,258)	$(105,600)	$(920,159)	$2,474	$—	$234,875	$(904,668)

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of December 31, 2024	$(376,833)	$32,400	$914,369	$9,233	$3,260	$(220,267)	$362,162
Other comprehensive income (loss) before reclassifications	260,575	(138,000)	(1,709,112)	(36,130)	(3,139)	433,065	(1,192,741)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(125,416)	29,371	(121)	22,077	(74,089)
Net change in accumulated other comprehensive income (loss)	260,575	(138,000)	(1,834,528)	(6,759)	(3,260)	455,142	(1,266,830)
Balances as of June 30, 2025	$(116,258)	$(105,600)	$(920,159)	$2,474	$—	$234,875	$(904,668)
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and six months ended June 30, 2024:

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of March 31, 2024	$(176,974)	$—	$84,461	$—	$—	$(19,366)	$(111,879)
Other comprehensive income (loss) before reclassifications	(72,626)	(3,400)	160,544	—	—	(36,031)	48,487
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(33,374)	—	—	7,652	(25,722)
Net change in accumulated other comprehensive income (loss)	(72,626)	(3,400)	127,170	—	—	(28,379)	22,765
Balances as of June 30, 2024	$(249,600)	$(3,400)	$211,631	$—	$—	$(47,745)	$(89,114)

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of December 31, 2023	$(103,922)	$—	$(155,730)	$—	$—	$35,707	$(223,945)
Other comprehensive income (loss) before reclassifications	(145,678)	(3,400)	389,688	—	—	(88,571)	152,039
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(22,327)	—	—	5,119	(17,208)
Net change in accumulated other comprehensive income (loss)	(145,678)	(3,400)	367,361	—	—	(83,452)	134,831
Balances as of June 30, 2024	$(249,600)	$(3,400)	$211,631	$—	$—	$(47,745)	$(89,114)
The following tables summarize the amounts reclassified from AOCI to the Consolidated Statement of Operations for the three and six months ended June 30, 2025:

	Three Months Ended
	June 30, 2025
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$—	$—	$—
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(37,385)	344	—	8,504	(28,537)
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(14,802)	3,398	(11,404)
Total	$(37,385)	$344	$(14,802)	$11,902	$(39,941)

	Six Months Ended
	June 30, 2025
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$121	$(28)	$93
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	127,411	(1,995)	—	(28,792)	96,624
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(29,371)	6,743	(22,628)
Total	$127,411	$(1,995)	$(29,250)	$(22,077)	$74,089
The following tables summarize the amounts reclassified from AOCI to the Consolidated Statement of Operations for the three and six months ended June 30, 2024:

	Three Months Ended
	June 30, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	$33,301	$73	$—	$(7,652)	$25,722
Total	$33,301	$73	$—	$(7,652)	$25,722

	Six Months Ended
	June 30, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	$22,060	$267	$—	$(5,119)	$17,208
Total	$22,060	$267	$—	$(5,119)	$17,208

10. Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands, except percentages)
Provision for income taxes	$506,262	$366,550	$829,637	$648,920
Effective tax rate	14%	15%	12%	13%

The effective tax rates for the three and six months ended June 30, 2025 differed from the Federal statutory rate primarily due to the foreign-derived intangible income deduction and excess tax benefits on stock-based compensation.

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
	(in thousands)
Revenues	$11,079,166	$9,559,310	$21,621,967	$18,929,750
Less:
Content amortization	3,832,074	3,769,690	7,655,186	7,440,495
Other cost of revenues	1,493,237	1,404,453	2,933,272	2,710,721
Sales and marketing	713,265	644,084	1,401,635	1,298,424
Technology and development	824,683	711,254	1,647,506	1,413,727
General and administrative	441,213	426,992	862,675	831,012
Operating income	3,774,694	2,602,837	7,121,693	5,235,371
Operating margin	34.1%	27.2%	32.9%	27.7%

Other income (expense)
Interest expense	(182,649)	(167,986)	(366,821)	(341,300)
Interest and other income (expense)(1)	39,630	79,005	90,529	234,364
Income before income taxes	3,631,675	2,513,856	6,845,401	5,128,435
Provision for income taxes	(506,262)	(366,550)	(829,637)	(648,920)
Net income	$3,125,413	$2,147,306	$6,015,764	$4,479,515
(1) Includes interest income of $72 million and $154 million, respectively, for the three and six months ended June 30, 2025, and $63 million and $130 million, respectively, for the three and six months ended June 30, 2024.
See the consolidated financial statements for other financial information regarding the Company’s operating segment.
Total U.S. revenues were $4.6 billion and $8.9 billion, respectively, for the three and six months ended June 30, 2025, and $4.0 billion and $7.9 billion, respectively, for the three and six months ended June 30, 2024. See Note 2 Revenue Recognition for additional information about revenues by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, were located as follows:

	As of
	June 30, 2025	December 31, 2024
	(in thousands)
United States	$2,853,087	$2,769,828
International	1,065,822	926,238

12. Subsequent Event

The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025 and the Company continues to evaluate the impact on its financial position. The OBBBA is not currently expected to materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

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

seasonality; stock price volatility; impact of foreign exchange rate fluctuations, including on net income, revenues; expectations regarding hedging activity; impact of interest rate fluctuations; adequacy of existing facilities; future regulatory changes and their impact on our business; intellectual property; cybersecurity; price changes and testing; accounting treatment for changes related to content assets; acquisitions; actions by competitors; partnerships; advertising; multi-household usage; reporting of membership-related data; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming, consumer products and live experiences; impact of work stoppages; content amortization; resolution of tax examinations; tax expense; unrecognized tax benefits; deferred tax assets; the impact of the OBBBA; resolution of disputes and other proceedings; our ability to effectively manage change and growth; our company culture; and our ability to attract and retain qualified employees and key personnel. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on January 27, 2025, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A.
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

Results of Operations

The following represents our consolidated performance highlights(1):

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Q2'25 vs. Q2'24
	(in thousands, except percentages)
Financial Results:
Revenues	$11,079,166	$9,559,310	$1,519,856	16%
Constant currency change in revenues(2)				17%

Operating income	$3,774,694	$2,602,837	$1,171,857	45%
Operating margin	34.1%	27.2%	6.9%

Net income	$3,125,413	$2,147,306	$978,107	46%

(1) We have discontinued the quarterly reporting of membership numbers, focusing instead on revenue and operating margin as the primary financial metrics that we believe best represent our business performance. Effective with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, we discontinued reporting streaming membership metrics, including paid net membership additions (losses), paid memberships at end of period, average paying memberships and average monthly revenue per paying membership.

(2) See the “Non-GAAP Constant Currency Information” section below for additional details on our use of constant currency revenue.
Operating margin for the three months ended June 30, 2025 increased by approximately seven percentage points as compared to the prior comparative period. The increase in operating margin was primarily driven by revenue growth outpacing the growth in cost of revenues, as well as by a slower rate of growth in sales and marketing and general and administrative expenses relative to revenue growth.
Net income for the three months ended June 30, 2025 increased $978 million as compared to the prior comparative period, primarily due to a $1,172 million increase in operating income, driven by a $1,520 million increase in revenues and partially offset by a $151 million increase in cost of revenues primarily due to the increase in content amortization. The impact of higher operating income was partially offset by a $57 million decrease in foreign exchange gains and losses and a $140 million increase in the provision for income taxes.

Revenues
We primarily derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of June 30, 2025, pricing on our plans ranged from the U.S. dollar equivalent of $1 to $34 per month, and pricing on our extra member sub accounts ranged from the U.S. dollar equivalent of $2 to $9 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
We also earn revenues from advertisements presented on our streaming service, consumer products, live experiences and various other sources. Revenues earned from sources other than monthly membership fees were not a material component of revenues for the three and six months ended June 30, 2025 and June 30, 2024.
Three months ended June 30, 2025 as compared to the three months ended June 30, 2024

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Q2'25 vs. Q2'24
	(in thousands, except percentages)
Revenues	$11,079,166	$9,559,310	$1,519,856	16%
Six months ended June 30, 2025 as compared to the six months ended June 30, 2024

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Revenues	$21,621,967	$18,929,750	$2,692,217	14%

Revenues for the three and six months ended June 30, 2025 increased 16% and 14% as compared to the three and six months ended June 30, 2024, respectively, primarily due to the growth in memberships, higher pricing, and increased advertising revenue, partially offset by unfavorable changes in foreign exchange rates, net of hedging.
The following tables summarize revenue by region for the three and six months ended June 30, 2025 and 2024. Total revenues are inclusive of hedging gains (losses) of $(37) million and $127 million for the three and six months ended June 30, 2025, respectively, and $33 million and $22 million for the three and six months ended June 30, 2024, respectively. See Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
Three months ended June 30, 2025 as compared to the three months ended June 30, 2024

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Q2'25 vs. Q2'24
	(in thousands, except percentages)
United States and Canada (UCAN)	$4,929,003	$4,295,560	$633,443	15%
Europe, Middle East, and Africa (EMEA)	3,538,175	3,007,772	530,403	18%
Latin America (LATAM)	1,306,735	1,204,145	102,590	9%
Asia-Pacific (APAC)	1,305,253	1,051,833	253,420	24%
Total Revenues	$11,079,166	$9,559,310	$1,519,856	16%
Six months ended June 30, 2025 as compared to the six months ended June 30, 2024

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
United States and Canada (UCAN)	$9,546,101	$8,519,875	$1,026,226	12%
Europe, Middle East, and Africa (EMEA)	6,942,851	5,965,965	976,886	16%
Latin America (LATAM)	2,568,669	2,369,153	199,516	8%
Asia-Pacific (APAC)	2,564,346	2,074,757	489,589	24%
Total Revenues	$21,621,967	$18,929,750	$2,692,217	14%

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
The tables below summarize constant currency revenues by region for the three and six months ended June 30, 2025 and the constant currency percentage change in revenues by region for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024:

	Three Months Ended				Three Months Ended			Change
	June 30, 2025				June 30, 2024			Q2'25 vs. Q2'24
	As Reported	Constant Currency Adjustment	Hedging (Gains) Losses Included in Revenues	Constant Currency Revenues	As Reported	Hedging (Gains) Losses Included in Revenues	Revenues Less Hedging Impact	Reported Change	Constant Currency Change
	(in thousands, except percentages)
UCAN	$4,929,003	$8,036	$(6,431)	$4,930,608	$4,295,560	$(3,183)	$4,292,377	15%	15%
EMEA	3,538,175	(122,664)	42,049	3,457,560	3,007,772	(15,344)	2,992,428	18%	16%
LATAM	1,306,735	161,306	14,033	1,482,074	1,204,145	(1,759)	1,202,386	9%	23%
APAC	1,305,253	(16,166)	(12,266)	1,276,821	1,051,833	(13,015)	1,038,818	24%	23%
Total Revenues	$11,079,166	$30,512	$37,385	$11,147,063	$9,559,310	$(33,301)	$9,526,009	16%	17%

	Six Months Ended				Six Months Ended			Change
	June 30, 2025				June 30, 2024			YTD'25 vs. YTD'24
	As Reported	Constant Currency Adjustment	Hedging (Gains) Losses Included in Revenues	Constant Currency Revenues	As Reported	Hedging (Gains) Losses Included in Revenues	Revenues Less Hedging Impact	Reported Change	Constant Currency Change
	(in thousands, except percentages)
UCAN	$9,546,101	$31,374	$(20,983)	$9,556,492	$8,519,875	$(2,352)	$8,517,523	12%	12%
EMEA	6,942,851	24,311	(63,176)	6,903,986	5,965,965	(10,657)	5,955,308	16%	16%
LATAM	2,568,669	404,374	97	2,973,140	2,369,153	4,507	2,373,660	8%	25%
APAC	2,564,346	46,077	(43,349)	2,567,074	2,074,757	(13,558)	2,061,199	24%	25%
Total Revenues	$21,621,967	$506,136	$(127,411)	$22,000,692	$18,929,750	$(22,060)	$18,907,690	14%	16%

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
Three months ended June 30, 2025 as compared to the three months ended June 30, 2024

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Q2'25 vs. Q2'24
	(in thousands, except percentages)
Cost of revenues	$5,325,311	$5,174,143	$151,168	3%
As a percentage of revenues	48%	54%
The increase in cost of revenues was primarily due to a $62 million increase in content amortization relating to our existing and new content. No individual component of the remaining increase in cost of revenues was material.
Six months ended June 30, 2025 as compared to the six months ended June 30, 2024

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Cost of revenues	$10,588,458	$10,151,216	$437,242	4%
As a percentage of revenues	49%	54%
The increase in cost of revenues was primarily due to a $215 million increase in content amortization relating to our existing and new content. No individual component of the remaining increase in cost of revenues was material.
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
Three months ended June 30, 2025 as compared to the three months ended June 30, 2024

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Q2'25 vs. Q2'24
	(in thousands, except percentages)
Sales and marketing	$713,265	$644,084	$69,181	11%
As a percentage of revenues	6%	7%
The increase in sales and marketing expenses was primarily driven by a $40 million increase in personnel-related costs due to the growth in advertising sales headcount, coupled with a $19 million increase in expenses incurred in connection with our advertising offering, including increased payments to advertising sales partners and other advertising distribution expenses, and a $12 million increase in other marketing expenses.
Six months ended June 30, 2025 as compared to the six months ended June 30, 2024

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Sales and marketing	$1,401,635	$1,298,424	$103,211	8%
As a percentage of revenues	6%	7%
The increase in sales and marketing expenses was primarily driven by a $73 million increase in personnel-related costs due to the growth in advertising sales headcount, coupled with a $42 million increase in expenses incurred in connection with our advertising offering, including increased payments to advertising sales partners and other advertising distribution expenses.
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
Three months ended June 30, 2025 as compared to the three months ended June 30, 2024

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Q2'25 vs. Q2'24
	(in thousands, except percentages)
Technology and development	$824,683	$711,254	$113,429	16%
As a percentage of revenues	7%	7%
The increase in technology and development expenses was primarily due to a $114 million increase in personnel-related costs.

Six months ended June 30, 2025 as compared to the six months ended June 30, 2024

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Technology and development	$1,647,506	$1,413,727	$233,779	17%
As a percentage of revenues	8%	7%
The increase in technology and development expenses was primarily due to a $230 million increase in personnel-related costs.
General and Administrative
General and administrative expenses consist primarily of payroll, stock-based compensation, facilities, and other related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.
Three months ended June 30, 2025 as compared to the three months ended June 30, 2024

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Q2'25 vs. Q2'24
	(in thousands, except percentages)
General and administrative	$441,213	$426,992	$14,221	3%
As a percentage of revenues	4%	4%
The increase in general and administrative expenses was primarily due to an $8 million increase in personnel-related costs.
Six months ended June 30, 2025 as compared to the six months ended June 30, 2024

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
General and administrative	$862,675	$831,012	$31,663	4%
As a percentage of revenues	4%	4%
The increase in general and administrative expenses was primarily due to a $27 million increase in third-party expenses.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.
Three months ended June 30, 2025 as compared to the three months ended June 30, 2024

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Q2'25 vs. Q2'24
	(in thousands, except percentages)
Interest expense	$182,649	$167,986	$14,663	9%
As a percentage of revenues	2%	2%
Six months ended June 30, 2025 as compared to the six months ended June 30, 2024

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Interest expense	$366,821	$341,300	$25,521	7%
As a percentage of revenues	2%	2%
Interest expense primarily consists of interest on our Notes of $182 million and $366 million for the three and six months ended June 30, 2025, respectively. The increase in interest expense for the three and six months ended June 30, 2025 as compared to the three and six months ended June 30, 2024 was due to the higher average aggregate principal of our Notes outstanding.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances, gains and losses on certain derivative instruments, and interest earned on cash, cash equivalents and short-term investments.
Three months ended June 30, 2025 as compared to the three months ended June 30, 2024

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Q2'25 vs. Q2'24
	(in thousands, except percentages)
Interest and other income (expense)	$39,630	$79,005	$(39,375)	(50)%
As a percentage of revenues	—%	1%

Interest and other income (expense) decreased in the three months ended June 30, 2025 primarily due to foreign exchange losses of $36 million, net of the impacts of derivatives and hedging, compared to gains of $21 million for the corresponding period in 2024. In the three months ended June 30, 2025, the foreign exchange losses were primarily driven by the non-cash loss of $55 million from the remeasurement of our Senior Notes denominated in euro, net of hedging impacts, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three months ended June 30, 2024, the foreign exchange gains were primarily driven by the non-cash gain of $43 million from the remeasurement of our Senior Notes denominated in euro, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. The change in foreign currency gains and losses was partially offset by a $9 million increase in interest income earned in the three months ended June 30, 2025 as compared to the corresponding period in 2024.
Six months ended June 30, 2025 as compared to the six months ended June 30, 2024

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Interest and other income (expense)	$90,529	$234,364	$(143,835)	(61)%
As a percentage of revenues	—%	1%
Interest and other income (expense) decreased in the six months ended June 30, 2025 primarily due to foreign exchange losses of $72 million, net of the impacts of derivatives and hedging, compared to gains of $115 million for the corresponding period in 2024. In the six months ended June 30, 2025, the foreign exchange losses were primarily driven by the non-cash loss of $84 million from the remeasurement of our Senior Notes denominated in euro, net of hedging impacts, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the six months ended June 30, 2024, the foreign exchange gains were primarily driven by the non-cash gain of $173 million from the remeasurement of our Senior Notes denominated in euro, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. The change in foreign currency gains and losses was partially offset by a $24 million increase in interest income earned in the six months ended June 30, 2025 as compared to the corresponding period in 2024.
Provision for Income Taxes
Three months ended June 30, 2025 as compared to the three months ended June 30, 2024

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Q2'25 vs. Q2'24
	(in thousands, except percentages)
Provision for income taxes	$506,262	$366,550	$139,712	38%
Effective tax rate	14%	15%
Six months ended June 30, 2025 as compared to the six months ended June 30, 2024

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Provision for income taxes	$829,637	$648,920	$180,717	28%
Effective tax rate	12%	13%
The decrease in the effective tax rates for the three and six months ended June 30, 2025, as compared to the same periods in 2024, was primarily due to higher excess tax benefits on stock-based compensation.

Liquidity and Capital Resources

	As of		Change
	June 30, 2025	December 31, 2024	June 30, 2025 vs. December 31, 2024
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$8,393,688	$9,586,343	$(1,192,655)	(12)%
Short-term and long-term debt	14,453,206	15,582,804	(1,129,598)	(7)%

Cash, cash equivalents, restricted cash and short-term investments decreased $1,193 million in the six months ended June 30, 2025 primarily due to the repurchase of stock and repayment of debt, partially offset by cash provided by operations and proceeds from issuance of common stock.
Debt, net of debt issuance costs and discounts, decreased $1,130 million primarily due to approximately $1,833 million in repayments of debt, partially offset by the remeasurement of our euro-denominated notes in the six months ended June 30, 2025. The amount of principal and interest on our outstanding notes due in the next twelve months is $690 million. As of June 30, 2025, no amounts had been borrowed under the $3 billion Revolving Credit Agreement or the $3 billion Commercial Paper Program. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In September 2023, the Board of Directors authorized the repurchase of up to $10 billion of our common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. During the six months ended June 30, 2025, the Company repurchased 5,238,736 shares of common stock for an aggregate amount of $5.2 billion (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022). As of June 30, 2025, $12.0 billion remains available for repurchases.
Our primary uses of cash include the acquisition, licensing and production of content, marketing programs, streaming delivery, and personnel-related costs. Cash payment terms for non-original content have historically been in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to continue to significantly invest in global content, particularly in original content, which will impact our liquidity. Our other uses of cash include strategic acquisitions and investments, as well as share repurchases. We currently anticipate that cash flows from operations, available funds and access to financing sources, including our Revolving Credit Facility and Commercial Paper Program, will continue to be sufficient to meet our cash needs for the next twelve months and beyond.
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of June 30, 2025, the expected timing of those payments are as follows:

	Payments due by Period
Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$20,967,270	$10,842,959	$10,124,311
Debt (2)	18,432,396	690,046	17,742,350
Operating lease obligations (3)	2,843,639	544,910	2,298,729
Total	$42,243,305	$12,077,915	$30,165,390

(1)As of June 30, 2025, content obligations were comprised of $4.1 billion included in “Current content liabilities” and $1.6 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $15.3 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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
In addition to the material cash requirements summarized in the table above, we may be required to pay deposits of approximately $800 million related to certain indirect taxes in the next twelve months, which are in excess of our typical annual obligations. During the three months ended June 30, 2025, we also paid tax deposits of approximately $200 million related to certain direct taxes that exceeded our regularly recurring obligations.
Cash Flows
The following tables summarize our cash flows:
Three months ended June 30, 2025 as compared to the three months ended June 30, 2024

	Three Months Ended		Change
	June 30, 2025	June 30, 2024	Q2'25 vs. Q2'24
	(in thousands, except percentages)
Net cash provided by operating activities	$2,423,258	$1,290,847	$1,132,411	88%
Net cash provided by (used in) investing activities	768,684	(78,287)	846,971	1,082%
Net cash used in financing activities	(2,502,868)	(1,489,381)	1,013,487	68%

Net cash provided by operating activities for the three months ended June 30, 2025 increased $1,132 million as compared to the corresponding period in 2024, primarily driven by a $978 million or 46% increase in net income, a $366 million decrease in payments for content assets, and a $226 million increase in adjustments for non-cash expenses, partially offset by $438 million in unfavorable changes in working capital.
Net cash provided by (used in) investing activities for the three months ended June 30, 2025 increased $847 million as compared to the corresponding period in 2024, primarily due to net cash inflows of $961 million from maturities, sales and purchases of investments in the three months ended June 30, 2025 as compared to no cash flows related to investments in the corresponding period in 2024, partially offset by a $78 million increase in purchases of property and equipment.
Net cash used in financing activities for the three months ended June 30, 2025 increased $1,013 million as compared to the corresponding period in 2024, primarily driven by $1,033 million in repayments of debt in the three months ended June 30, 2025 as compared to no repayments of debt in the corresponding period in 2024.

Six months ended June 30, 2025 as compared to the six months ended June 30, 2024

	Six Months Ended		Change
	June 30, 2025	June 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Net cash provided by operating activities	$5,212,457	$3,503,369	$1,709,088	49%
Net cash provided by (used in) investing activities	1,254,346	(154,001)	1,408,347	915%
Net cash used in financing activities	(6,531,184)	(3,622,325)	2,908,859	80%
Net cash provided by operating activities for the six months ended June 30, 2025 increased $1,709 million as compared to the corresponding period in 2024, primarily driven by a $1,536 million or 34% increase in net income, a $323 million decrease in payments for content assets, and a $487 million increase in adjustments for non-cash expenses, partially offset by $637 million in unfavorable changes in working capital.
Net cash provided by (used in) investing activities for the six months ended June 30, 2025 increased $1,408 million as compared to the corresponding period in 2024, primarily due to net cash inflows of $1,575 million from maturities, sales and purchases of investments in the six months ended June 30, 2025 as compared to no cash flows related to investments in the corresponding period in 2024, partially offset by a $130 million increase in purchases of property and equipment.
Net cash used in financing activities for the six months ended June 30, 2025 increased $2,909 million as compared to the corresponding period in 2024, primarily driven by a $1,591 million increase in repurchases of common stock, coupled with a $1,433 million increase in repayments of debt due to repayments of approximately $1,833 million in the six months ended June 30, 2025 as compared to debt repayments of approximately $400 million in the six months ended June 30, 2024. The increase in cash outflows related to stock repurchases and debt repayments was partially offset by a $133 million increase in proceeds from the issuance of common stock.

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

Interest Rate Risk
At June 30, 2025, our cash equivalents were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate.
As of June 30, 2025, we had $14.5 billion of debt, consisting of fixed rate unsecured debt in twelve tranches due between 2026 and 2054. Refer to Note 6 Debt to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.

Foreign Currency Risk
We operate our business globally and transact in multiple currencies. Currencies denominated in other than the U.S. dollar accounted for 55% of revenue and 29% of operating expenses for the six months ended June 30, 2025. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Mexican peso, and the Canadian dollar.
Accordingly, volatility in exchange rates and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. Our revenues, on a constant currency basis, would have been approximately $379 million higher for the six months ended June 30, 2025 than our reported revenues of $21,622 million. See Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding our non-GAAP financial measure of constant currency.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted U.S. dollar-equivalent revenues from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges of forecasted foreign currency revenue and initially record the gains or losses on these derivative instruments as a component of accumulated other comprehensive income (“AOCI”) and reclassify the amounts into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. If the U.S. dollar weakened by 10% as of June 30, 2025 and December 31, 2024, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $2,224 million and $1,850 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying forecasted revenues when recognized in earnings.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted and firmly committed U.S. dollar-equivalent transactions related to the licensing and production of content assets from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Cost of Revenues” to offset the hedged exposures as they affect earnings, which occurs as the underlying hedged content assets are amortized. If the U.S. dollar strengthened by 10% as of June 30, 2025 and December 31, 2024, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $195 million and $187 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying exposures when recognized in earnings.
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
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. We enter into foreign exchange forward contracts to mitigate the foreign exchange risk on intercompany transactions and monetary assets and liabilities that are not denominated in the functional currencies of the Company and its subsidiaries. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. Certain contracts are not designated as hedging instruments and the gains or losses on these derivative instruments are recorded in “Interest and other income (expense)” in the Consolidated Statements of Operations. We also designate certain contracts as fair value hedges to mitigate the foreign exchange risk on the remeasurement of our foreign-currency denominated debt. The gains or losses on these derivative instruments included in the assessment of hedge effectiveness are recorded in “Interest and other income (expense),” net with the offsetting foreign currency remeasurement gains and losses on the hedged items. If an adverse change in exchange rates of 10% was applied to our monetary assets and liabilities denominated in currencies other than the functional currencies as of June 30, 2025 and December 31, 2024, income before income taxes would have been approximately $10 million and $38 million lower, respectively, after considering the offsetting impact of the foreign currency exchange contracts and our net investment hedges.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stock repurchases during the three months ended June 30, 2025 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
April 1 - 30, 2025	784,964	$939.88	784,964	$12,869,605
May 1 - 31, 2025	390,471	$1,162.69	390,471	$12,415,607
June 1 - 30, 2025	349,473	$1,237.23	349,473	$11,983,227
Total	1,524,908		1,524,908

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

Item 5.Other Information
Rule 10b5-1 Trading Plans
There were no adoptions or terminations of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2025 intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”).
We inadvertently omitted the disclosure of a Rule 10b5-1 Plan adopted by Mathias Döpfner, a director, on January 29, 2025, in Item 5 of Part II in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025. The details of this plan are set forth below.

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Mathias Döpfner (1)	Director	Adoption	1/29/2025	1/30/2026	6,013

(1) Mathias Döpfner, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on January 29, 2025. The plan provides for the potential sale of up to 6,013 shares of Netflix common stock. The plan expires on January 30, 2026, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022

3.2	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	July 18, 2025	By:	/s/ Ted Sarandos
Ted Sarandos Co-Chief Executive Officer (Principal executive officer)

Dated:	July 18, 2025	By:	/s/ Greg Peters
Greg Peters Co-Chief Executive Officer (Principal executive officer)

Dated:	July 18, 2025	By:	/s/ Jeffrey Karbowski
Jeffrey Karbowski Chief Accounting Officer (Principal accounting officer)