Form 10-Q
period 2025-09-30
NETFLIX INC
filed 2025-10-22
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2025, there were 423,732,334 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	$11,510,307	$9,824,703	$33,132,274	$28,754,453
Cost of revenues	6,164,250	5,119,884	16,752,708	15,271,100
Sales and marketing	786,295	642,926	2,187,930	1,941,350
Technology and development	853,584	735,063	2,501,090	2,148,790
General and administrative	457,931	417,353	1,320,606	1,248,365
Operating income	3,248,247	2,909,477	10,369,940	8,144,848
Other income (expense):
Interest expense	(175,294)	(184,830)	(542,115)	(526,130)
Interest and other income (expense)	36,457	(21,693)	126,986	212,671
Income before income taxes	3,109,410	2,702,954	9,954,811	7,831,389
Provision for income taxes	(562,494)	(339,445)	(1,392,131)	(988,365)
Net income	$2,546,916	$2,363,509	$8,562,680	$6,843,024

Earnings per share:
Basic	$6.00	$5.52	$20.12	$15.91
Diluted	$5.87	$5.40	$19.67	$15.56
Weighted-average shares of common stock outstanding:
Basic	424,455	428,239	425,635	430,125
Diluted	434,039	437,898	435,284	439,757

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income	$2,546,916	$2,363,509	$8,562,680	$6,843,024
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax benefit of $0.5 million, $10 million, $32 million, and $10 million, respectively	(51,361)	63,432	102,895	(84,866)
Net change in unrealized gains (losses) on available-for-sale securities, net of income tax benefit (expense) of $0 million, $(1) million, $1 million, and $(1) million, respectively	—	4,290	(2,511)	4,290
Cash flow hedges:
Net unrealized gains (losses)	141,622	(285,013)	(1,175,122)	15,324
Reclassification of net (gains) losses included in net income	98,391	(37,365)	1,767	(54,573)
Net change, net of income tax benefit (expense) of $(72) million, $96 million, $350 million, and $12 million, respectively	240,013	(322,378)	(1,173,355)	(39,249)
Fair value hedges:
Net change in unrealized gains (losses) excluded from the assessment of effectiveness, net of income tax benefit of $1 million, $0.3 million, $3 million, and $0.3 million, respectively	(3,240)	(852)	(8,447)	(852)
Total other comprehensive income (loss)	185,412	(255,508)	(1,081,418)	(120,677)
Comprehensive income	$2,732,328	$2,108,001	$7,481,262	$6,722,347

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net income	$2,546,916	$2,363,509	$8,562,680	$6,843,024
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(4,653,935)	(4,016,396)	(12,039,405)	(11,794,215)
Change in content liabilities	24,262	(83,585)	(601,043)	(639,598)
Amortization of content assets	4,002,744	3,699,521	11,657,930	11,140,016
Depreciation and amortization of property, equipment and intangibles	87,326	80,914	247,406	249,375
Stock-based compensation expense	80,986	65,650	233,825	210,761
Foreign currency remeasurement loss (gain) on debt	(1,707)	104,809	82,078	(68,684)
Other non-cash items	142,293	128,082	377,162	363,851
Deferred income taxes	20,539	(200,982)	(279,144)	(517,446)
Changes in operating assets and liabilities:
Other current assets	(169,597)	54,956	(477,647)	64,046
Accounts payable	139,451	30,597	(125,929)	(134,026)
Accrued expenses and other liabilities	707,151	179,011	746,329	316,490
Deferred revenue	(3,686)	39,328	203,862	70,079
Other non-current assets and liabilities	(97,569)	(124,313)	(550,473)	(279,203)
Net cash provided by operating activities	2,825,174	2,321,101	8,037,631	5,824,470
Cash flows from investing activities:
Purchases of property and equipment	(164,719)	(126,863)	(448,885)	(280,864)
Purchases of investments	(3,850)	(1,742,246)	(161,515)	(1,742,246)
Proceeds from maturities and sales of investments	176,250	—	1,908,617	—
Other investing activities	36,190	—	—	—
Net cash provided by (used in) investing activities	43,871	(1,869,109)	1,298,217	(2,023,110)
Cash flows from financing activities:
Proceeds from issuance of debt	—	1,794,460	—	1,794,460
Repayments of debt	—	—	(1,833,450)	(400,000)
Proceeds from issuance of common stock	70,215	143,244	590,883	530,875
Repurchases of common stock	(1,856,885)	(1,700,000)	(7,047,608)	(5,299,998)
Taxes paid related to net share settlement of equity awards	(6,196)	(2,024)	(40,180)	(5,732)
Other financing activities	55,837	(9,084)	62,142	(15,334)
Net cash provided by (used in) financing activities	(1,737,029)	226,596	(8,268,213)	(3,395,729)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21,721)	153,452	415,896	(65,061)
Net increase in cash, cash equivalents and restricted cash	1,110,295	832,040	1,483,531	340,570
Cash, cash equivalents and restricted cash at beginning of period	8,180,573	6,627,045	7,807,337	7,118,515
Cash, cash equivalents and restricted cash at end of period	$9,290,868	$7,459,085	$9,290,868	$7,459,085

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,287,287	$7,804,733
Short-term investments	37,105	1,779,006
Other current assets	3,638,543	3,516,640
Total current assets	12,962,935	13,100,379
Content assets, net	32,639,879	32,452,462
Property and equipment, net	1,837,889	1,593,756
Other non-current assets	7,494,132	6,483,777
Total assets	$54,934,835	$53,630,374
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,102,640	$4,393,681
Accounts payable	793,233	899,909
Accrued expenses and other liabilities	3,111,311	2,156,544
Deferred revenue	1,724,675	1,520,813
Short-term debt	—	1,784,453
Total current liabilities	9,731,859	10,755,400
Non-current content liabilities	1,591,973	1,780,806
Long-term debt	14,463,020	13,798,351
Other non-current liabilities	3,193,948	2,552,250
Total liabilities	28,980,800	28,886,807
Commitments and contingencies (Note 8)
Stockholders’ equity:
Common stock, $0.001 par value; 4,990,000,000 shares authorized at September 30, 2025 and December 31, 2024; 423,732,334 and 427,757,100 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	7,080,325	6,252,126
Treasury stock at cost (32,760,541 and 25,953,460 shares at September 30, 2025 and December 31, 2024, respectively)	(20,270,631)	(13,171,638)
Accumulated other comprehensive income (loss)	(719,256)	362,162
Retained earnings	39,863,597	31,300,917
Total stockholders’ equity	25,954,035	24,743,567
Total liabilities and stockholders’ equity	$54,934,835	$53,630,374

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total stockholders' equity, beginning balances	$24,951,899	$22,112,693	$24,743,567	$20,588,313

Common stock and additional paid-in capital:
Beginning balances	$6,932,828	$5,680,061	$6,252,126	$5,145,172
Issuance of common stock	66,511	142,192	594,374	531,970
Stock-based compensation expense	80,986	65,650	233,825	210,761
Ending balances	$7,080,325	$5,887,903	$7,080,325	$5,887,903

Treasury stock:
Beginning balances	$(18,392,942)	$(10,547,055)	$(13,171,638)	$(6,922,200)
Repurchases of common stock to be held as treasury stock	(1,877,689)	(1,707,800)	(7,098,993)	(5,332,655)
Ending balances	$(20,270,631)	$(12,254,855)	$(20,270,631)	$(12,254,855)

Accumulated other comprehensive income (loss):
Beginning balances	$(904,668)	$(89,114)	$362,162	$(223,945)
Other comprehensive income (loss)	185,412	(255,508)	(1,081,418)	(120,677)
Ending balances	$(719,256)	$(344,622)	$(719,256)	$(344,622)

Retained earnings:
Beginning balances	$37,316,681	$27,068,801	$31,300,917	$22,589,286
Net income	2,546,916	2,363,509	8,562,680	6,843,024
Ending balances	$39,863,597	$29,432,310	$39,863,597	$29,432,310

Total stockholders' equity, ending balances	$25,954,035	$22,720,736	$25,954,035	$22,720,736

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

2. Revenue Recognition
The following table summarizes revenues by region for the three and nine months ended September 30, 2025 and September 30, 2024. Total revenues are inclusive of hedging gains (losses) of $(129) million and $(2) million for the three and nine months ended September 30, 2025, respectively, and $48 million and $70 million for the three and nine months ended September 30, 2024, respectively. See Note 7 Derivative Financial Instruments and Hedging Activities for further information.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
United States and Canada (UCAN)	$5,071,781	$4,322,476	$14,617,882	$12,842,351
Europe, Middle East, and Africa (EMEA)	3,699,052	3,133,466	10,641,903	9,099,431
Latin America (LATAM)	1,370,913	1,240,892	3,939,582	3,610,045
Asia-Pacific (APAC)	1,368,561	1,127,869	3,932,907	3,202,626
Total Revenues	$11,510,307	$9,824,703	$33,132,274	$28,754,453
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of September 30, 2025, total deferred revenue was $1,725 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. Deferred revenue increased $204 million from $1,521 million as of

December 31, 2024 to $1,725 million as of September 30, 2025. Deferred revenue balances may fluctuate due to the number of paid memberships and the price of our memberships.

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

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands, except per share data)
Basic earnings per share:
Net income	$2,546,916	$2,363,509	$8,562,680	$6,843,024
Shares used in computation:
Weighted-average shares of common stock outstanding	424,455	428,239	425,635	430,125
Basic earnings per share	$6.00	$5.52	$20.12	$15.91

Diluted earnings per share:
Net income	$2,546,916	$2,363,509	$8,562,680	$6,843,024
Shares used in computation:
Weighted-average shares of common stock outstanding	424,455	428,239	425,635	430,125
Effect of dilutive stock-based awards	9,584	9,659	9,649	9,632
Weighted-average number of shares	434,039	437,898	435,284	439,757
Diluted earnings per share	$5.87	$5.40	$19.67	$15.56

The following table summarizes the potential shares of common stock excluded from the diluted calculation as their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Stock-based awards	30	159	32	321

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
The following tables summarize the Company's cash, cash equivalents, restricted cash and short-term investments as of September 30, 2025 and December 31, 2024:

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$4,587,643	$—	$—	$4,587,643	$4,584,122	$—	$3,437	$84
Level 1 securities:
Money market funds	4,137,331	—	—	4,137,331	4,137,271	—	—	60
Level 2 securities:
Time Deposits(1)	602,999	—	—	602,999	565,894	37,105	—	—
	$9,327,973	$—	$—	$9,327,973	$9,287,287	$37,105	$3,437	$144

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$4,866,753	$—	$—	$4,866,753	$4,864,207	$—	$2,472	$74
Level 1 securities:
Money market funds	2,676,314	—	—	2,676,314	2,676,256	—	—	58
Level 2 securities:
Time Deposits(1)	301,374	—	—	301,374	264,270	37,104	—	—
Government securities	1,738,642	3,260	—	1,741,902	—	1,741,902	—	—
	$9,583,083	$3,260	$—	$9,586,343	$7,804,733	$1,779,006	$2,472	$132
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

5. Balance Sheet Components

Content Assets, Net
Content assets consisted of the following:

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
Licensed content, net	$12,182,192	$12,422,309

Produced content, net
Released, less amortization	9,906,192	10,151,543
In production	9,815,003	9,317,367
In development and pre-production	736,492	561,243
	20,457,687	20,030,153

Content assets, net	$32,639,879	$32,452,462

The following table summarizes the amortization of content assets:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Licensed content	$2,253,603	$1,814,040	$6,262,335	$5,533,648
Produced content	1,749,141	1,885,481	5,395,595	5,606,368
Total	$4,002,744	$3,699,521	$11,657,930	$11,140,016
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	September 30, 2025	December 31, 2024	Estimated Useful Lives
	(in thousands)
Land	$80,966	$85,000
Buildings and improvements	508,861	475,684	30 years
Leasehold improvements	1,077,182	1,026,593	Over life of lease
Furniture and fixtures	133,489	134,987	3 years
Information technology	527,117	446,419	3-5 years
Corporate aircraft	99,195	99,175	8-10 years
Machinery and equipment	14,246	15,135	3-5 years
Capital work-in-progress	442,677	228,300
Property and equipment, gross	2,883,733	2,511,293
Less: Accumulated depreciation	(1,045,844)	(917,537)
Property and equipment, net	$1,837,889	$1,593,756

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Cash paid for operating lease liabilities	$108,787	$128,917	$356,708	$384,327
Right-of-use assets obtained in exchange for new operating lease obligations	235,513	51,587	447,040	396,361

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
Operating lease right-of-use assets, net	$2,296,670	$2,102,310

Current operating lease liabilities	457,390	428,482
Non-current operating lease liabilities	2,163,128	1,983,688
Total operating lease liabilities	$2,620,518	$2,412,170

Other Current Assets
Other current assets consisted of the following:

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
Trade receivables	$1,688,793	$1,335,304
Prepaid expenses	467,553	431,924
Other	1,482,197	1,749,412
Total other current assets	$3,638,543	$3,516,640

6. Debt
As of September 30, 2025, the Company had aggregate outstanding long-term notes of $14,463 million, net of $59 million of issuance costs and discounts, with varying maturities (the "Notes"). As of December 31, 2024, the Company had aggregate outstanding notes of $15,583 million, net of $70 million of issuance costs and discounts. Each of the Notes are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
A portion of the outstanding Notes is denominated in foreign currency (comprised of €4,700 million as of September 30, 2025 and €5,170 million as of December 31, 2024, respectively) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain (loss), net of hedging impacts, totaling $2 million and $(82) million for the three and nine months ended September 30, 2025, respectively). See Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of September 30, 2025 and December 31, 2024:

	Principal Amount at Par				Level 2 Fair Value as of
	September 30, 2025	December 31, 2024	Issuance Date	Maturity	September 30, 2025	December 31, 2024
	(in millions)				(in millions)
5.875% Senior Notes	$—	$800	February 2015	February 2025	$—	$801
3.000% Senior Notes(1)	—	487	April 2020	June 2025	—	487
3.625% Senior Notes	—	500	April 2020	June 2025	—	497
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,005	998
3.625% Senior Notes(1)	1,528	1,346	May 2017	May 2027	1,557	1,375
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,688	1,607
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,942	1,970
4.625% Senior Notes(1)	1,293	1,139	October 2018	May 2029	1,375	1,220
6.375% Senior Notes	800	800	October 2018	May 2029	862	848
3.875% Senior Notes(1)	1,410	1,242	April 2019	November 2029	1,469	1,293
5.375% Senior Notes	900	900	April 2019	November 2029	942	918
3.625% Senior Notes(1)	1,292	1,139	October 2019	June 2030	1,337	1,174
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,028	996
4.900% Senior Notes	1,000	1,000	August 2024	August 2034	1,032	982
5.400% Senior Notes	800	800	August 2024	August 2054	806	782
	$14,523	$15,653			$15,043	$15,948
(1) The following Senior Notes have a principal amount denominated in euros: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
In the nine months ended September 30, 2025, the Company repaid upon maturity the $800 million aggregate principal amount of its 5.875% Senior Notes, the €470 million aggregate principal amount of its 3.000% Senior Notes, and the $500 million aggregate principal amount of its 3.625% Senior Notes.
Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens, and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. Certain of the Notes additionally limit the ability to enter into sale and lease-back transactions and create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all related covenants.

Revolving Credit Facility
On April 12, 2024, the Company entered into a five-year, $3 billion unsecured revolving credit facility that matures on April 12, 2029 (the “Revolving Credit Agreement”), to replace its previous $1 billion unsecured revolving credit facility. As of September 30, 2025, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Revolving Credit Agreement contains customary affirmative covenants and negative covenants (and customary baskets and exceptions with respect thereto) for a credit facility of this size and type and requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 as of the last day of each fiscal quarter. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all related covenants and ratios.
Commercial Paper Program
In May 2025, the Company established a $3 billion commercial paper program (the “Commercial Paper Program”) under which it may issue short-term unsecured commercial paper notes. Net proceeds from this program may be used for general corporate purposes. There were no borrowings outstanding under the Commercial Paper Program as of September 30, 2025.

7. Derivative Financial Instruments and Hedging Activities
The Company uses derivative and non-derivative instruments to manage foreign exchange risk related to its ongoing business operations with the primary objective of reducing earnings and cash flow volatility associated with fluctuations in foreign exchange rates.

Notional Amount of Derivative Contracts
The net notional amounts of the Company’s outstanding derivative instruments were as follows:

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$20,147,476	$18,508,390
Fair value hedges	2,866,552	3,819,817
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,479,197	1,432,136
Total	$24,493,225	$23,760,343
As of September 30, 2025 and December 31, 2024, approximately $1.7 billion and $1.0 billion, respectively, of the Company’s euro–denominated Senior Notes were designated as hedges of the foreign exchange risk of the Company’s net investment in certain foreign subsidiaries.
As of September 30, 2025 and December 31, 2024, the carrying amount of the Company's euro-denominated Senior Notes (included in "Long-term debt" on the Company's Consolidated Balance Sheets), which were designated as the hedged items in fair value hedges, was approximately $3.0 billion and $3.6 billion, respectively.
Note 6 Debt for further information on the Company’s debt obligations.

Fair Value of Derivative Contracts
The fair value of the Company’s outstanding derivative instruments was as follows:

	As of September 30, 2025
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$241,142	$47,810	$478,827	$300,347
Derivatives not designated as hedging instruments:
Foreign exchange contracts	8,666	—	6,883	—
Total	$249,808	$47,810	$485,710	$300,347

	As of December 31, 2024
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$580,065	$406,677	$303,425	$83
Derivatives not designated as hedging instruments:
Foreign exchange contracts	16,211	—	14,492	—
Total	$596,276	$406,677	$317,917	$83
The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate yield curves, and forward and spot prices for currencies.
As of September 30, 2025, the pre-tax net accumulated loss on our foreign currency cash flow hedges included in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets expected to be recognized in earnings within the next 12 months is $396 million.
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
The potential offsetting effect to the Company’s derivative assets and liabilities under its master netting agreements and collateral security agreements were as follows:

	As of September 30, 2025
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$297,618	$—	$297,618	$(291,368)	$—	$6,250
Derivative liabilities	786,057	—	786,057	(291,368)	—	494,689

	As of December 31, 2024
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$1,002,953	$—	$1,002,953	$(316,320)	$(1,800)	$684,833
Derivative liabilities	318,000	—	318,000	(316,320)	—	1,680

Effect of Derivative and Non-Derivative Instruments on Consolidated Financial Statements
The pre-tax gains (losses) on the Company’s cash flow hedges, fair value hedges, and net investment hedges recognized in AOCI were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Cash flow hedges:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$183,823	$(369,805)	$(1,525,289)	$19,883
Fair value hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	(18,895)	(10,175)	(55,025)	(10,175)
Net investment hedges:
Foreign currency-denominated debt
Amount included in the assessment of effectiveness	(2,320)	(42,000)	(140,320)	(45,400)
Total	$162,608	$(421,980)	$(1,720,634)	$(35,692)
The gains (losses) on hedged items and derivative instruments recognized in the Consolidated Statement of Operations were as follows:

	Three Months Ended
	September 30, 2025			September 30, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)	Revenues	Cost of Revenues	Interest and other income (expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$11,510,307	$6,164,250	$36,457	$9,824,703	$5,119,884	$(21,693)

Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(129,365)	1,655	—	48,184	297	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	(4,091)	—	—	(71,673)
Derivatives designated as hedging instruments	—	—	5,896	—	—	70,332
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(14,690)	—	—	(9,069)
Losses on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	(9,396)	—	—	(1,296)

	Nine Months Ended
	September 30, 2025			September 30, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)	Revenues	Cost of Revenues	Interest and other income (expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$33,132,274	$16,752,708	$126,986	$28,754,453	$15,271,100	$212,671

Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(1,954)	(340)	—	70,244	564	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	(469,478)	—	—	(71,673)
Derivatives designated as hedging instruments	—	—	479,523	—	—	70,332
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(44,061)	—	—	(9,069)
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	(80,367)	—	—	12,767

8. Commitments and Contingencies

Content
As of September 30, 2025, the Company had $20.9 billion of obligations comprised of $4.1 billion included in "Current content liabilities" and $1.6 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $15.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
As of December 31, 2024, the Company had $23.2 billion of obligations comprised of $4.4 billion included in "Current content liabilities" and $1.8 billion of "Non-current content liabilities" on the Consolidated Balance Sheets and $17.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
Less than one year	$11,267,688	$11,424,696
Due after one year and through three years	6,981,849	8,113,910
Due after three years and through five years	2,110,536	2,809,834
Due after five years	580,827	900,491
Total content obligations	$20,940,900	$23,248,931
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
Similar to other U.S. companies doing business in Brazil, the Company is involved in a number of matters with the local tax authorities as they pertain to non-income tax assessments. There is inherent complexity and uncertainty regarding these matters, and the final outcomes may be materially different from our expectations. During the current period, developments in another taxpayer’s judicial proceedings have influenced our evaluation of the Company’s most significant non-income tax matter in Brazil and we now believe that it is probable that a loss will be incurred. The cumulative loss recognized as an operating expense in the current period related to non-income tax assessments with the Brazilian tax authorities was approximately $619 million.

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
The following table summarizes the activities related to the Company’s stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2024	15,419,002	$312.48
Granted	308,931	1,076.99
Exercised	(2,697,121)	220.38
Expired	(2,900)	80.43
Balances as of September 30, 2025	13,027,912	$349.73
Vested and exercisable as of September 30, 2025	13,027,912	$349.73

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
The following table summarizes the activities related to the Company’s unvested RSUs and PSUs:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Balances as of December 31, 2024	133,318	$711.23
Granted(1)	122,785	1,111.80
Vested(1)	(85,194)	769.09
Forfeited	(1,632)	931.17
Balances as of September 30, 2025	169,277	$970.54
(1) Amounts include 26,660 PSU awards that were granted and 53,320 PSU awards that vested based on the achievement of market-based performance targets during the performance period ended December 31, 2024, but were settled in the first quarter of 2025.

Stock-based Compensation
Total stock-based compensation expense was $81 million and $234 million for the three and nine months ended September 30, 2025, respectively, and $66 million and $211 million for the three and nine months ended September 30, 2024, respectively.
Stock Repurchases
In September 2023, the Board of Directors authorized the repurchase of up to $10 billion of the Company’s common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three and nine months ended September 30, 2025, the Company repurchased 1,526,661 and 6,765,397 shares of common stock, respectively, for an aggregate amount of $1.9 billion and $7.0 billion, respectively (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022). As of September 30, 2025, $10.1 billion remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of September 30, 2025, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and nine months ended September 30, 2025:

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of June 30, 2025	$(116,258)	$(105,600)	$(920,159)	$2,474	$—	$234,875	$(904,668)
Other comprehensive income (loss) before reclassifications	(49,574)	(2,320)	183,823	(18,895)	—	(37,330)	75,704
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	127,710	14,690	—	(32,692)	109,708
Net change in accumulated other comprehensive income (loss)	(49,574)	(2,320)	311,533	(4,205)	—	(70,022)	185,412
Balances as of September 30, 2025	$(165,832)	$(107,920)	$(608,626)	$(1,731)	$—	$164,853	$(719,256)

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of December 31, 2024	$(376,833)	$32,400	$914,369	$9,233	$3,260	$(220,267)	$362,162
Other comprehensive income (loss) before reclassifications	211,001	(140,320)	(1,525,289)	(55,025)	(3,139)	395,735	(1,117,037)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2,294	44,061	(121)	(10,615)	35,619
Net change in accumulated other comprehensive income (loss)	211,001	(140,320)	(1,522,995)	(10,964)	(3,260)	385,120	(1,081,418)
Balances as of September 30, 2025	$(165,832)	$(107,920)	$(608,626)	$(1,731)	$—	$164,853	$(719,256)
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
The following tables summarize the amounts reclassified from AOCI to the Consolidated Statement of Operations for the three and nine months ended September 30, 2025:

	Three Months Ended
	September 30, 2025
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$—	$—	$—
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(129,365)	1,655	—	29,319	(98,391)
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(14,690)	3,373	(11,317)
Total	$(129,365)	$1,655	$(14,690)	$32,692	$(109,708)

	Nine Months Ended
	September 30, 2025
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$121	$(28)	$93
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(1,954)	(340)	—	527	(1,767)
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(44,061)	10,116	(33,945)
Total	$(1,954)	$(340)	$(43,940)	$10,615	$(35,619)
The following tables summarize the amounts reclassified from AOCI to the Consolidated Statement of Operations for the three and nine months ended September 30, 2024:

	Three Months Ended
	September 30, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	$48,184	$297	$—	$(11,116)	$37,365
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(9,069)	2,079	(6,990)
Total	$48,184	$297	$(9,069)	$(9,037)	$30,375

	Nine Months Ended
	September 30, 2024
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	$70,244	$564	$—	$(16,235)	$54,573
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(9,069)	2,079	(6,990)
Total	$70,244	$564	$(9,069)	$(14,156)	$47,583

10. Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands, except percentages)
Provision for income taxes	$562,494	$339,445	$1,392,131	$988,365
Effective tax rate	18%	13%	14%	13%

The effective tax rates for the three and nine months ended September 30, 2025 differed from the Federal statutory rate primarily due to the foreign-derived intangible income deduction and excess tax benefits on stock-based compensation.
The One Big Beautiful Bill Act (“OBBBA”) was enacted on July 4, 2025. The OBBBA does not materially impact the Company’s effective tax rate or cash flows in the current fiscal year.

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
	(in thousands)
Revenues	$11,510,307	$9,824,703	$33,132,274	$28,754,453
Less:
Content amortization	4,002,744	3,699,521	11,657,930	11,140,016
Other cost of revenues	2,161,506	1,420,363	5,094,778	4,131,084
Sales and marketing	786,295	642,926	2,187,930	1,941,350
Technology and development	853,584	735,063	2,501,090	2,148,790
General and administrative	457,931	417,353	1,320,606	1,248,365
Operating income	3,248,247	2,909,477	10,369,940	8,144,848
Operating margin	28.2%	29.6%	31.3%	28.3%

Other income (expense)
Interest expense	(175,294)	(184,830)	(542,115)	(526,130)
Interest and other income (expense)(1)	36,457	(21,693)	126,986	212,671
Income before income taxes	3,109,410	2,702,954	9,954,811	7,831,389
Provision for income taxes	(562,494)	(339,445)	(1,392,131)	(988,365)
Net income	$2,546,916	$2,363,509	$8,562,680	$6,843,024
(1) Includes interest income of $67 million and $221 million, respectively, for the three and nine months ended September 30, 2025, and $76 million and $206 million, respectively, for the three and nine months ended September 30, 2024.
See the consolidated financial statements for other financial information regarding the Company’s operating segment.
Total U.S. revenues were $4.7 billion and $13.6 billion, respectively, for the three and nine months ended September 30, 2025, and $4.0 billion and $11.9 billion, respectively, for the three and nine months ended September 30, 2024. See Note 2 Revenue Recognition for additional information about revenues by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, were located as follows:

	As of
	September 30, 2025	December 31, 2024
	(in thousands)
United States	$3,027,613	$2,769,828
International	1,106,946	926,238

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our ability to improve our content offerings and service; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, net cash provided by (used in) operating activities, access to financing sources and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; seasonality; stock price volatility; impact of foreign exchange rate fluctuations, including on net income, revenues; expectations regarding hedging activity; impact of interest rate fluctuations; adequacy of existing facilities; future regulatory changes and their impact on our business; intellectual property; cybersecurity; price changes and testing; accounting treatment for changes related to content assets; acquisitions; actions by competitors; partnerships; advertising; multi-household usage; reporting of membership-related data; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming, consumer products and live experiences; impact of work stoppages; content amortization; resolution of tax examinations; tax expense; unrecognized tax benefits; deferred tax assets; outcome of Brazilian non-income tax matters; payment of deposits relating to Brazilian non-income tax matters; impact of Brazilian non-income taxes; the impact of the One Big Beautiful

Bill Act; resolution of disputes and other proceedings; our ability to effectively manage change and growth; our company culture; and our ability to attract and retain qualified employees and key personnel. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission (“SEC”) on January 27, 2025, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A.
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

Results of Operations

The following represents our consolidated performance highlights(1):

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Q3'25 vs. Q3'24
	(in thousands, except percentages)
Financial Results:
Revenues	$11,510,307	$9,824,703	$1,685,604	17%
Constant currency change in revenues(2)				17%

Operating income	$3,248,247	$2,909,477	$338,770	12%
Operating margin	28.2%	29.6%	(1.4)%

Net income	$2,546,916	$2,363,509	$183,407	8%

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
Operating margin for the three months ended September 30, 2025 decreased by approximately one percentage point as compared to the prior comparative period. The decrease in operating margin was primarily driven by the growth in cost of revenues and sales and marketing expenses outpacing the growth in revenues, partially offset by a slower rate of growth in technology and development expenses and general and administrative expenses relative to revenue growth.
Net income for the three months ended September 30, 2025 increased $183 million as compared to the prior comparative period, primarily due to a $339 million increase in operating income, driven by a $1,686 million increase in revenues and partially offset by a $1,044 million increase in cost of revenues primarily due to the increase in other cost of revenues and content amortization. The impact of higher operating income was partially offset by a $223 million increase in the provision for income taxes.

Revenues
We primarily derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of September 30, 2025, pricing on our plans ranged from the U.S. dollar equivalent of $1 to $35 per month, and pricing on our extra member sub accounts ranged from the U.S. dollar equivalent of $2 to $9 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
We also earn revenues from advertisements presented on our streaming service, consumer products, live experiences and various other sources. Revenues earned from sources other than monthly membership fees were not a material component of revenues for the three and nine months ended September 30, 2025 and September 30, 2024.
Three months ended September 30, 2025 as compared to the three months ended September 30, 2024

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Q3'25 vs. Q3'24
	(in thousands, except percentages)
Revenues	$11,510,307	$9,824,703	$1,685,604	17%
Nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Revenues	$33,132,274	$28,754,453	$4,377,821	15%
Revenues for the three and nine months ended September 30, 2025 increased 17% and 15% as compared to the three and nine months ended September 30, 2024, respectively, primarily due to the growth in memberships, price increases, and increased advertising revenue. Additionally, revenues for the nine months ended September 30, 2025 as compared to the same period in 2024 were unfavorably impacted by changes in foreign exchange rates, net of hedging.
The following tables summarize revenues by region for the three and nine months ended September 30, 2025 and 2024. Total revenues are inclusive of hedging gains (losses) of $(129) million and $(2) million for the three and nine months ended September 30, 2025, respectively, and $48 million and $70 million for the three and nine months ended September 30, 2024, respectively. See Note 7 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
Three months ended September 30, 2025 as compared to the three months ended September 30, 2024

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Q3'25 vs. Q3'24
	(in thousands, except percentages)
United States and Canada (UCAN)	$5,071,781	$4,322,476	$749,305	17%
Europe, Middle East, and Africa (EMEA)	3,699,052	3,133,466	565,586	18%
Latin America (LATAM)	1,370,913	1,240,892	130,021	10%
Asia-Pacific (APAC)	1,368,561	1,127,869	240,692	21%
Total Revenues	$11,510,307	$9,824,703	$1,685,604	17%

Nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
United States and Canada (UCAN)	$14,617,882	$12,842,351	$1,775,531	14%
Europe, Middle East, and Africa (EMEA)	10,641,903	9,099,431	1,542,472	17%
Latin America (LATAM)	3,939,582	3,610,045	329,537	9%
Asia-Pacific (APAC)	3,932,907	3,202,626	730,281	23%
Total Revenues	$33,132,274	$28,754,453	$4,377,821	15%

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
The tables below summarize constant currency revenues by region for the three and nine months ended September 30, 2025 and the constant currency percentage change in revenues by region for the three and nine months ended September 30, 2025 as compared to the three and nine months ended September 30, 2024:

	Three Months Ended				Three Months Ended			Change
	September 30, 2025				September 30, 2024			Q3'25 vs. Q3'24
	As Reported	Constant Currency Adjustment	Hedging (Gains) Losses Included in Revenues	Constant Currency Revenues	As Reported	Hedging (Gains) Losses Included in Revenues	Revenues Less Hedging Impact	Reported Change	Constant Currency Change
	(in thousands, except percentages)
UCAN	$5,071,781	$1,816	$(2,196)	$5,071,401	$4,322,476	$(3,265)	$4,319,211	17%	17%
EMEA	3,699,052	(199,597)	113,580	3,613,035	3,133,466	(1,857)	3,131,609	18%	15%
LATAM	1,370,913	53,678	26,300	1,450,891	1,240,892	(34,654)	1,206,238	10%	20%
APAC	1,368,561	(14,750)	(8,319)	1,345,492	1,127,869	(8,408)	1,119,461	21%	20%
Total Revenues	$11,510,307	$(158,853)	$129,365	$11,480,819	$9,824,703	$(48,184)	$9,776,519	17%	17%

	Nine Months Ended				Nine Months Ended			Change
	September 30, 2025				September 30, 2024			YTD'25 vs. YTD'24
	As Reported	Constant Currency Adjustment	Hedging (Gains) Losses Included in Revenues	Constant Currency Revenues	As Reported	Hedging (Gains) Losses Included in Revenues	Revenues Less Hedging Impact	Reported Change	Constant Currency Change
	(in thousands, except percentages)
UCAN	$14,617,882	$33,190	$(23,179)	$14,627,893	$12,842,351	$(5,617)	$12,836,734	14%	14%
EMEA	10,641,903	(175,286)	50,404	10,517,021	9,099,431	(12,514)	9,086,917	17%	16%
LATAM	3,939,582	458,052	26,397	4,424,031	3,610,045	(30,147)	3,579,898	9%	24%
APAC	3,932,907	31,327	(51,668)	3,912,566	3,202,626	(21,966)	3,180,660	23%	23%
Total Revenues	$33,132,274	$347,283	$1,954	$33,481,511	$28,754,453	$(70,244)	$28,684,209	15%	17%

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
Three months ended September 30, 2025 as compared to the three months ended September 30, 2024

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Q3'25 vs. Q3'24
	(in thousands, except percentages)
Cost of revenues	$6,164,250	$5,119,884	$1,044,366	20%
As a percentage of revenues	54%	52%
The increase in cost of revenues was primarily due to an increase in other cost of revenues, driven primarily by the accrual of a loss of $619 million related to non-income tax assessments in Brazil, coupled with a $303 million increase in content amortization relating to our existing and new content. We do not expect that non-income taxes incurred in Brazil will materially impact our results of operations in future periods. See Note 8 Commitments and Contingencies in the accompanying notes to our consolidated financial statements for further detail on our non-income tax matters.
Nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Cost of revenues	$16,752,708	$15,271,100	$1,481,608	10%
As a percentage of revenues	51%	53%
The increase in cost of revenues was primarily due to an increase in other cost of revenues, driven primarily by the accrual of a loss of $619 million related to non-income tax assessments in Brazil, coupled with a $518 million increase in content amortization relating to our existing and new content. We do not expect that non-income taxes incurred in Brazil will materially impact our results of operations in future periods. See Note 8 Commitments and Contingencies in the accompanying notes to our consolidated financial statements for further detail on our non-income tax matters.
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
Three months ended September 30, 2025 as compared to the three months ended September 30, 2024

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Q3'25 vs. Q3'24
	(in thousands, except percentages)
Sales and marketing	$786,295	$642,926	$143,369	22%
As a percentage of revenues	7%	7%
The increase in sales and marketing expenses was primarily driven by a $104 million increase in marketing expenses, coupled with a $41 million increase in personnel-related costs due to the growth in advertising sales headcount.

Nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Sales and marketing	$2,187,930	$1,941,350	$246,580	13%
As a percentage of revenues	7%	7%
The increase in sales and marketing expenses was primarily driven by a $114 million increase in personnel-related costs due to the growth in advertising sales headcount, coupled with a $98 million increase in other marketing expenses, and a $44 million increase in expenses incurred in connection with our advertising offering, including increased payments to advertising sales partners and other advertising distribution expenses.
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
Three months ended September 30, 2025 as compared to the three months ended September 30, 2024

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Q3'25 vs. Q3'24
	(in thousands, except percentages)
Technology and development	$853,584	$735,063	$118,521	16%
As a percentage of revenues	7%	7%
The increase in technology and development expenses was primarily due to a $110 million increase in personnel-related costs.
Nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Technology and development	$2,501,090	$2,148,790	$352,300	16%
As a percentage of revenues	8%	7%
The increase in technology and development expenses was primarily due to a $340 million increase in personnel-related costs.
General and Administrative
General and administrative expenses consist primarily of payroll, stock-based compensation, facilities, and other related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

Three months ended September 30, 2025 as compared to the three months ended September 30, 2024

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Q3'25 vs. Q3'24
	(in thousands, except percentages)
General and administrative	$457,931	$417,353	$40,578	10%
As a percentage of revenues	4%	4%
The increase in general and administrative expenses was primarily due to a $20 million increase in personnel-related costs and a $10 million increase in third-party expenses.
Nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
General and administrative	$1,320,606	$1,248,365	$72,241	6%
As a percentage of revenues	4%	4%
The increase in general and administrative expenses was primarily due to a $37 million increase in third-party expenses and a $23 million increase in personnel-related costs.
Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations, including the amortization of debt issuance costs. See Note 6 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.
Three months ended September 30, 2025 as compared to the three months ended September 30, 2024

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Q3'25 vs. Q3'24
	(in thousands, except percentages)
Interest expense	$175,294	$184,830	$(9,536)	(5)%
As a percentage of revenues	2%	2%
Nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Interest expense	$542,115	$526,130	$15,985	3%
As a percentage of revenues	2%	2%
Interest expense primarily consists of interest on our Notes of $175 million and $541 million for the three and nine months ended September 30, 2025, respectively. The decrease in interest expense for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024 was due to the lower average aggregate principal of our Notes outstanding. The increase in interest expense for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024 was due to the higher average aggregate principal of our Notes outstanding.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances, gains and losses on certain derivative instruments, and interest earned on cash, cash equivalents and short-term investments.

Three months ended September 30, 2025 as compared to the three months ended September 30, 2024

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Q3'25 vs. Q3'24
(in thousands, except percentages)
Interest and other income (expense)	$36,457	$(21,693)	$58,150	268%
As a percentage of revenues	—%	—%
Interest and other income (expense) increased in the three months ended September 30, 2025 primarily due to foreign exchange losses of $25 million, net of the impacts of derivatives and hedging, compared to losses of $91 million for the corresponding period in 2024. In the three months ended September 30, 2025, the foreign exchange losses were primarily driven by the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the three months ended September 30, 2024, the foreign exchange losses were primarily driven by the non-cash loss of $105 million from the remeasurement of our Senior Notes denominated in euro, net of hedging impacts, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. The change in foreign currency gains and losses was partially offset by a $9 million decrease in interest income earned in the three months ended September 30, 2025 as compared to the corresponding period in 2024.
Nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Interest and other income (expense)	$126,986	$212,671	$(85,685)	(40)%
As a percentage of revenues	—%	1%
Interest and other income (expense) decreased in the nine months ended September 30, 2025 primarily due to foreign exchange losses of $97 million, net of the impacts of derivatives and hedging, compared to gains of $24 million for the corresponding period in 2024. In the nine months ended September 30, 2025, the foreign exchange losses were primarily driven by the non-cash loss of $82 million from the remeasurement of our Senior Notes denominated in euro, net of hedging impacts, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies. In the nine months ended September 30, 2024, the foreign exchange gains were primarily driven by the non-cash gain of $69 million from the remeasurement of our Senior Notes denominated in euro, net of hedging impacts, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies. The change in foreign currency gains and losses was partially offset by a $15 million increase in interest income earned in the nine months ended September 30, 2025 as compared to the corresponding period in 2024.
Provision for Income Taxes
Three months ended September 30, 2025 as compared to the three months ended September 30, 2024

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Q3'25 vs. Q3'24
	(in thousands, except percentages)
Provision for income taxes	$562,494	$339,445	$223,049	66%
Effective tax rate	18%	13%
Nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Provision for income taxes	$1,392,131	$988,365	$403,766	41%
Effective tax rate	14%	13%
The increase in the effective tax rates for the three and nine months ended September 30, 2025, as compared to the same periods in 2024, was primarily due to a decrease in tax benefits associated with federal research and development tax credits, as well as the lower growth in the foreign-derived intangible income deduction relative to the growth in income before income taxes.

Liquidity and Capital Resources

	As of		Change
	September 30, 2025	December 31, 2024	September 30, 2025 vs. December 31, 2024
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$9,327,973	$9,586,343	$(258,370)	(3)%
Short-term and long-term debt	14,463,020	15,582,804	(1,119,784)	(7)%

Cash, cash equivalents, restricted cash and short-term investments decreased $258 million in the nine months ended September 30, 2025 primarily due to the repurchase of stock and repayment of debt, partially offset by cash provided by operations and proceeds from issuance of common stock.
Debt, net of debt issuance costs and discounts, decreased $1,120 million primarily due to approximately $1,833 million in repayments of debt, partially offset by the remeasurement of our euro-denominated notes in the nine months ended September 30, 2025. The amount of principal and interest on our outstanding notes due in the next twelve months is $690 million. As of September 30, 2025, no amounts had been borrowed under the $3 billion Revolving Credit Agreement or the $3 billion Commercial Paper Program. See Note 6 Debt in the accompanying notes to our consolidated financial statements.
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
In September 2023, the Board of Directors authorized the repurchase of up to $10 billion of our common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. During the nine months ended September 30, 2025, the Company repurchased 6,765,397 shares of common stock for an aggregate amount of $7.0 billion (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022). As of September 30, 2025, $10.1 billion remains available for repurchases.
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
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of September 30, 2025, the expected timing of those payments are as follows:

	Payments due by Period
Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$20,940,900	$11,267,688	$9,673,212
Debt (2)	18,394,940	690,341	17,704,599
Operating lease obligations (3)	3,031,727	574,669	2,457,058
Total	$42,367,567	$12,532,698	$29,834,869

(1)As of September 30, 2025, content obligations were comprised of $4.1 billion included in “Current content liabilities” and $1.6 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $15.2 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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
In addition to the material cash requirements summarized in the table above, we expect to pay deposits of $619 million related to non-income tax assessments in Brazil as described further in Note 8 Commitments and Contingencies. During the nine months ended September 30, 2025, we also paid tax deposits of approximately $200 million related to certain direct taxes that exceeded our regularly recurring obligations.
Cash Flows
The following tables summarize our cash flows:
Three months ended September 30, 2025 as compared to the three months ended September 30, 2024

	Three Months Ended		Change
	September 30, 2025	September 30, 2024	Q3'25 vs. Q3'24
	(in thousands, except percentages)
Net cash provided by operating activities	$2,825,174	$2,321,101	$504,073	22%
Net cash provided by (used in) investing activities	43,871	(1,869,109)	1,912,980	102%
Net cash provided by (used in) financing activities	(1,737,029)	226,596	(1,963,625)	(867)%

Net cash provided by operating activities for the three months ended September 30, 2025 increased $504 million as compared to the corresponding period in 2024, primarily driven by a $454 million increase in adjustments for non-cash expenses, $396 million in favorable changes in working capital, and a $183 million or 8% increase in net income, partially offset by a $530 million increase in payments for content assets.
Net cash provided by (used in) investing activities for the three months ended September 30, 2025 increased $1,913 million as compared to the corresponding period in 2024, primarily due to net cash inflows of $172 million from maturities, sales and purchases of investments in the three months ended September 30, 2025 as compared to cash outflows of $1,742 million from purchases of investments in the corresponding period in 2024, partially offset by a $38 million increase in purchases of property and equipment.
Net cash provided by (used in) financing activities for the three months ended September 30, 2025 decreased $1,964 million as compared to the corresponding period in 2024, primarily due to no proceeds from the issuance of debt in the three months ended September 30, 2025, as compared to proceeds from the issuance of debt of $1,794 million in the corresponding period in 2024, coupled with a $157 million decrease in cash flows related to higher repurchases of common stock in the three months ended September 30, 2025 as compared to the corresponding period in 2024.

Nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024

	Nine Months Ended		Change
	September 30, 2025	September 30, 2024	YTD'25 vs. YTD'24
	(in thousands, except percentages)
Net cash provided by operating activities	$8,037,631	$5,824,470	$2,213,161	38%
Net cash provided by (used in) investing activities	1,298,217	(2,023,110)	3,321,327	164%
Net cash used in financing activities	(8,268,213)	(3,395,729)	4,872,484	143%
Net cash provided by operating activities for the nine months ended September 30, 2025 increased $2,213 million as compared to the corresponding period in 2024, primarily driven by a $1,720 million or 25% increase in net income and a $941 million increase in adjustments for non-cash expenses, partially offset by $241 million in unfavorable changes in working capital and a $207 million increase in payments for content assets.
Net cash provided by (used in) investing activities for the nine months ended September 30, 2025 increased $3,321 million as compared to the corresponding period in 2024, primarily due to net cash inflows of $1,747 million from maturities, sales and purchases of investments in the nine months ended September 30, 2025 as compared to cash outflows of $1,742 million from purchases of investments in the corresponding period in 2024, partially offset by a $168 million increase in purchases of property and equipment.
Net cash used in financing activities for the nine months ended September 30, 2025 increased $4,872 million as compared to the corresponding period in 2024, primarily driven by changes in cash flows related to the issuance and repayment of debt. The increase in financing cash outflows was primarily driven by no proceeds from the issuance of debt in the nine months ended September 30, 2025, as compared to proceeds from the issuance of debt of $1,794 million, in the corresponding period in 2024, coupled with a $1,433 million increase in repayments of debt. In addition, repurchases of common stock increased $1,748 million in the nine months ended September 30, 2025 as compared to the corresponding period in 2024.

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

Interest Rate Risk
At September 30, 2025, our cash equivalents were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate.
As of September 30, 2025, we had $14.5 billion of debt, consisting of fixed rate unsecured debt in twelve tranches due between 2026 and 2054. Refer to Note 6 Debt to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.

Foreign Currency Risk
We operate our business globally and transact in multiple currencies. Currencies denominated in other than the U.S. dollar accounted for 56% of revenue and 32% of operating expenses for the nine months ended September 30, 2025. We therefore have foreign currency risk related to these currencies, which are primarily the euro, the British pound, the Brazilian real, the Mexican peso, the Canadian dollar, and the Argentine peso.
Accordingly, volatility in exchange rates and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. Our revenues, on a constant currency basis, would have been approximately $349 million higher for the nine months ended September 30, 2025 than our reported revenues of $33,132 million. See Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding our non-GAAP financial measure of constant currency.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted U.S. dollar-equivalent revenues from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges of forecasted foreign currency revenue and initially record the gains or losses on these derivative instruments as a component of accumulated other comprehensive income (“AOCI”) and reclassify the amounts into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. If the U.S. dollar weakened by 10% as of September 30, 2025 and December 31, 2024, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $2,198 million and $1,850 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying forecasted revenues when recognized in earnings.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted and firmly committed U.S. dollar-equivalent transactions related to the licensing and production of content assets from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Cost of Revenues” to offset the hedged exposures as they affect earnings, which occurs as the underlying hedged content assets are amortized. If the U.S. dollar strengthened by 10% as of September 30, 2025 and December 31, 2024, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $210 million and $187 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying exposures when recognized in earnings.
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
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. We enter into foreign exchange forward contracts to mitigate the foreign exchange risk on intercompany transactions and monetary assets and liabilities that are not denominated in the functional currencies of the Company and its subsidiaries. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. Certain contracts are not designated as hedging instruments and the gains or losses on these derivative instruments are recorded in “Interest and other income (expense)” in the Consolidated Statements of Operations. We also designate certain contracts as fair value hedges to mitigate the foreign exchange risk on the remeasurement of our foreign-currency denominated debt. The gains or losses on these derivative instruments included in the assessment of hedge effectiveness are recorded in “Interest and other income (expense),” net with the offsetting foreign currency remeasurement gains and losses on the hedged items. If an adverse change in exchange rates of 10% was applied to our monetary assets and liabilities denominated in currencies other than the functional currencies as of September 30, 2025 and December 31, 2024, income before income taxes would have been approximately $54 million and $38 million lower, respectively, after considering the offsetting impact of the foreign currency exchange contracts and our net investment hedges.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stock repurchases during the three months ended September 30, 2025 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
July 1 - 31, 2025	321,692	$1,230.89	321,692	$11,587,261
August 1 - 31, 2025	605,906	$1,204.67	605,906	$10,857,344
September 1 - 30, 2025	599,063	$1,220.24	599,063	$10,126,343
Total	1,526,661		1,526,661

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

Item 5.Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Leslie Kilgore (1)	Director	Adoption	7/25/2025	4/30/2027	4,826
Ted Sarandos (2)	Co-CEO and Director	Adoption	7/30/2025	7/31/2026	189,281
David Hyman (3)	Chief Legal Officer	Adoption	8/5/2025	3/31/2026	67,849

(1) Leslie Kilgore, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on July 25, 2025. Ms. Kilgore's plan provides for the potential exercise of vested stock options and the associated sale of up to 4,826 shares of Netflix common stock. The plan expires on April 30, 2027, or upon the earlier completion of all authorized transactions under the plan.

(2) Ted Sarandos, co-CEO and a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on July 30, 2025. Mr. Sarandos' plan provides for the potential exercise of vested stock options and the associated sale of up to 189,281 shares of Netflix common stock. The plan expires on July 31, 2026, or upon the earlier completion of all authorized transactions under the plan.

(3) David Hyman, Chief Legal Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on August 5, 2025. Mr. Hyman's plan provides for the potential exercise of vested stock options and the associated sale of up to 67,849 shares of Netflix common stock. This figure includes 2,175 Performance Share Units (“PSUs”) that are expected to vest during the term of the plan, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award of PSUs, subject to the achievement of certain performance conditions as set forth in the PSU award agreement, less shares to be withheld for tax withholding obligations. The plan expires on March 31, 2026, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted or terminated a "non-Rule 10b5-1 trading arrangement" as defined in Item 408 of Regulation S-K.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately preceding the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022

3.2	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	October 22, 2025	By:	/s/ Ted Sarandos
Ted Sarandos Co-Chief Executive Officer (Principal executive officer)

Dated:	October 22, 2025	By:	/s/ Greg Peters
Greg Peters Co-Chief Executive Officer (Principal executive officer)

Dated:	October 22, 2025	By:	/s/ Jeffrey Karbowski
Jeffrey Karbowski Chief Accounting Officer (Principal accounting officer)