Form 10-K
period 2025-12-31
NETFLIX INC
filed 2026-01-23
CIK 1065280

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 _____________________________________________________________________
FORM 10-K
 _____________________________________________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of June 30, 2025 the aggregate market value of voting stock held by non-affiliates of the registrant, based upon the closing sales price for the registrant’s common stock, as reported in the NASDAQ Global Select Market System, was $565,657,747,980. Shares of common stock beneficially owned by each executive officer and director of the registrant and by each person known by the registrant to beneficially own 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.
As of December 31, 2025, there were 4,222,162,150 shares of the registrant’s common stock, par value $0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Parts of the registrant’s Proxy Statement for the registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

NETFLIX, INC.

PART I
Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our ability to improve our content offerings and service; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, cash requirements; net cash provided by (used in) operating activities, access to financing sources, and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; stock price volatility; impact of foreign exchange rate fluctuations; expectations regarding hedging activity; impact of interest rate fluctuations; adequacy of existing facilities; future regulatory changes and their impact on our business; intellectual property; cybersecurity; price changes and testing; artificial intelligence (“AI”); accounting treatment for changes related to content assets; acquisitions; actions by competitors; membership growth, including impact of content and pricing changes on membership growth; partnerships; advertising; multi-household usage; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming, consumer products and live experiences; impact of work stoppages; content amortization; resolutions of tax examinations; tax expense; unrecognized tax benefits; deferred tax assets; tax deposits; resolutions of disputes and other proceedings; our ability to effectively manage change and growth; our company culture; expectations regarding the transaction with Warner Bros. Discovery, Inc. ("WBD"); and our ability to attract and retain qualified employees and key personnel. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included throughout this filing and particularly in Item 1A: “Risk Factors” section set forth in this Annual Report on Form 10-K. All forward-looking statements included in this document are based on information available to us on the date hereof, and we assume no obligation to revise or publicly release any revision to any such forward-looking statement, except as may otherwise be required by law.

Item 1.Business
ABOUT US
Netflix, Inc. (“Netflix”, the “Company”, “registrant”, “we”, or “us”) is one of the world’s leading entertainment services offering TV series, films, games and live programming across a wide variety of genres and languages. Members can play, pause and resume watching as much as they want, anytime, anywhere, and can change their plans at any time.
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

BUSINESS SEGMENTS
We operate as one operating segment. Our revenues are primarily derived from monthly membership fees for services related to streaming content to our members. See Note 13, Segment and Geographic Information, in the accompanying notes to our consolidated financial statements for further detail.

COMPETITION
The market for entertainment video is intensely competitive and subject to rapid change. We compete with a broad set of activities for consumers’ leisure time, including other entertainment video providers, such as linear television, streaming entertainment providers (including those that provide pirated content), video gaming providers, open content platform providers, which provide access to user-generated and professionally produced content, as well as more broadly against other sources of entertainment, such as social media, that our members could choose in their moments of free time. We also compete against entertainment video providers and content producers in obtaining content for our service, both for licensed content and for original content projects.
While consumers may maintain simultaneous relationships with multiple entertainment sources, we strive for consumers to choose us in their moments of free time. We have often referred to this choice as our objective of “winning moments of truth.” In attempting to win these moments of truth with our members, we seek to continually improve our service, including both our technology and our content offerings.

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
REGULATION
The media landscape and the internet delivery of content have seen growing regulatory action. Historically, media has been highly regulated in many countries. We are seeing some of these legacy regulatory frameworks be updated and expanded to address services like ours. In particular, we are seeing some countries update their cultural support legislation to include services like Netflix. This includes investment obligations, levies, and content catalog quotas. Some even restrict the extent of ownership rights we can have both in our service and in our content. In certain countries, regulators are also looking at restrictions that could require formal reviews of and/or adjustments to content that appears on our service in their country. In general these regulations impact all services and may make operating in certain jurisdictions more expensive or restrictive as to the content offerings we may provide.
HUMAN CAPITAL
Our business is to entertain the world across different countries, cultures, languages and tastes. To entertain an audience this global, our Company needs to reflect the world and the variety of stories we tell. To help ensure our workforce is representative of the members we serve, we employ people in multiple countries around the world and work to maintain a global culture of inclusion. We view our employees and our culture as key to our success. As of December 31, 2025, we had approximately 16,000 full-time employees. Of these, approximately 10,900 (68%) were located in the United States and Canada, 2,500 (16%) in Europe, Middle East, and Africa, 1,900 (12%) in Asia-Pacific and 700 (4%) in Latin America. We also have a number of employees engaged in content production, some of whom are part-time or temporary, and whose numbers fluctuate throughout the year and may be covered by collective bargaining agreements.
We believe an important component of our success is our company culture as detailed in the “Netflix Culture Memo”, which was updated in 2024. Our culture is focused on excellence and creating an environment where talented people can thrive — lifting ourselves, each other and our audiences higher and higher. We engage employees and seek feedback through regular town halls, surveys, business reviews and memos, which we often share broadly, inviting comments. We aim to attract and retain great people — representing a broad array of perspectives and skills — to work together as a dream team. For more people and cultures to see themselves reflected on screen, it is important that our employee base represents the communities we serve.
We aim generally to pay our employees at their personal top of market, and they generally are able to choose the form of their compensation between cash and stock options. This permits employee compensation to be highly personalized and reflective of each employee's individual needs and preferences. We conduct pay equity analyses at least annually, and have adopted practices to help ensure that employees from underrepresented groups are not being underpaid based on gender identity (globally) and race or ethnicity (United States (“U.S.”)) relative to others doing the same or similar work under comparable circumstances. We aim to rectify any pay gaps that we find through this analysis.
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
OTHER INFORMATION
We maintain a website at www.netflix.com. The contents of our website are not incorporated in, or otherwise to be regarded as part of, this Annual Report on Form 10-K. We make available, free of charge on our website, access to our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file or furnish them electronically with the Securities and Exchange Commission (“SEC”).

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
We must continually add new members both to replace canceled memberships and to grow our business beyond our current membership base. Our ability to continue to attract and retain members will depend in part on our ability to consistently provide our members in countries around the globe with compelling content choices that keep our members engaged with our service, effectively drive conversation around our content and service, as well as provide a quality experience for choosing and enjoying TV series, films and games. Our penetration and growth rates have fluctuated and vary across the jurisdictions where we provide our service. In countries where we have been operating for many years or where we are highly penetrated, our membership growth is slower than in newer or less penetrated countries. Furthermore, the relative service levels, content offerings, pricing and related features of competitors to our service may adversely impact our ability to attract and retain members. Competitors include other entertainment video providers, such as linear television, streaming entertainment providers (including those that provide pirated content), video gaming providers, open content platform providers, which provide access to user-generated and professionally produced content, as well as more broadly against other sources of entertainment, such as social media, that our members could choose in their moments of free time.
Members cancel our service for many reasons, including a perception that they do not use the service sufficiently, that they need to cut household expenses, dissatisfaction with content, including any advertisements that may appear on our service, a preference for competitive services and customer service issues that they believe are not satisfactorily resolved. Adverse macroeconomic conditions, including as a result of inflation, may also adversely impact our ability to attract and retain members. If we do not grow as expected, given, in particular, that our content costs are largely fixed in nature, we may not be able to adjust our expenditures or increase our revenues, including by adjusting membership pricing, commensurate with the lowered growth rate such that our margins, liquidity and results of operations may be adversely impacted. If we are unable to successfully compete with current and new competitors in providing compelling content, retaining our existing members and attracting new members, our business will be adversely affected.
If we do not continuously provide value to our members, including making improvements to our service in a manner that is favorably received by them, our revenue, results of operations and business will be adversely affected.
If consumers do not perceive our service offering to be of value, including if we introduce new or adjust existing features, adjust pricing or service offerings, or change the mix of content in a manner that is not favorably received by them, we may not be able to attract and retain members, and accordingly, our revenue and results of operations may be adversely affected. We expanded our entertainment video offering to include games and live programming. If our efforts to sustain and improve our existing TV and film offering, as well as develop and expand our video entertainment options, are not done in a manner valued by our current and future members, our ability to attract and retain members may be negatively impacted. We may also seek to extend our business into new products and services to help drive growth. For example, we continue to expand our offering of consumer products and live experiences. To the extent we cannot successfully find and develop new products, experiences and services to help drive growth, or we do not realize the expected benefits or generate additional revenue from such new products, experiences, and services, our future results of operations and growth may be adversely impacted.
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
The market for entertainment video is intensely competitive and subject to rapid change. Through new and existing distribution channels, consumers have increasing options to access entertainment video. The various economic models underlying these channels include subscription, which may be bundled with other services, transactional, ad-supported and piracy-based models. All of these have the potential to capture meaningful segments of the entertainment video market. We face competition from traditional providers of entertainment video, including broadcasters and cable network operators, as well as internet based e-commerce or entertainment video providers and platforms. Several of these competitors have long operating histories, large customer bases, strong brand recognition, exclusive rights to certain content, large content libraries, and significant financial, marketing and other resources. They may offer more compelling content or secure better terms from suppliers, adopt more aggressive pricing and devote more resources to product development, technology, infrastructure, content acquisitions and marketing. New entrants may enter the market or existing providers may adjust their services with unique offerings or approaches to providing entertainment video. In addition, new technological developments, including the development and use of generative AI, are rapidly evolving. If our competitors gain an advantage by using such technologies more effectively to satisfy consumer demand, our ability to compete successfully and our results of operations could be adversely impacted. Companies also may enter into business combinations or alliances that strengthen their competitive positions. Piracy also threatens to damage our business, as its fundamental proposition to consumers is so compelling and difficult to compete against: virtually all content for free. In light of the compelling consumer proposition, piracy services are subject to rapid global growth, and our efforts to prevent that growth may be insufficient. If we are unable to successfully or profitably compete with current and new competitors and win moments of truth, our business will be adversely affected, and we may not be able to increase or maintain market share, revenues or profitability.
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
If we fail to maintain a positive reputation concerning our service and the content we offer, including any advertisements, we may not be able to attract or retain members, we may face regulatory scrutiny and our operating results may be adversely affected.
We believe that a positive reputation concerning our service is important in attracting and retaining members. To the extent our content, including any advertisements that may appear on our service, is perceived as low quality, offensive or otherwise not compelling to consumers, our ability to establish and maintain a positive reputation may be adversely impacted. To the extent our content, including any advertisements, is deemed controversial or offensive by government regulators, we may face direct or indirect retaliatory action or behavior, including being required to remove such content from our service, our entire service could be banned and/or become subject to heightened regulatory scrutiny across our business and operations. We could also face consumer boycotts or cancellation campaigns, which could adversely affect our business. Furthermore, to the extent our response to government action or our marketing, customer service and public relations efforts are not effective or result in negative reaction, our ability to establish and maintain a positive reputation may likewise be adversely impacted. There is a focus from regulators, investors, members and other stakeholders on environmental, social, and governance (“ESG”) matters, both in the United States and internationally, including the adoption of new disclosure and regulatory frameworks. To the extent we are unable to meet regulatory or industry standards or investor expectations on ESG issues or the content we distribute and the manner in which we produce content creates ESG-related concerns, our reputation may be harmed.
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
We may not be successful in overcoming such risks, and such acquisitions and investments may negatively impact our business. In addition, if we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated. Acquisitions and investments may contribute to fluctuations in our quarterly financial results. These fluctuations could arise from transaction-related costs and charges associated with eliminating redundant expenses or write-offs of impaired assets recorded in connection with acquisitions and investments, and could negatively impact our financial results. See Risk Factors – “We have a substantial amount of indebtedness and other obligations, including streaming content obligations, which could adversely affect our financial position, and we may not be able to generate sufficient cash to service our debt and other obligations,” “The WBD transaction may not be completed on the currently contemplated timeline or terms, or at all,” and “The WBD transaction may cause our financial results to differ from expectations, we may not achieve the anticipated benefits of the WBD transaction, and the WBD transaction may disrupt our current plans or operations” for additional information.
We rely upon a number of partners to make our service available on their devices.
We currently offer members the ability to receive streaming content through a host of internet-connected devices, including TVs, digital video players, TV set-top boxes and mobile devices. We have agreements with various cable, satellite and telecommunications operators to make our service available through the TV set-top boxes of these service providers, some of which compete directly with us or have investments in competing streaming content providers. In many instances, our agreements also include provisions by which the partner bills consumers directly for the Netflix service or otherwise offers services or products in connection with offering our service. If partners or other providers do a better job of connecting consumers with content they want to watch, for example through multi-service discovery interfaces (including those powered by generative AI), our service may be adversely impacted. We intend to continue to broaden our relationships with existing partners and to increase our capability to stream content and offer games to other platforms and partners over time. If we are not successful in maintaining existing and creating new relationships, or if we encounter technological, content licensing, regulatory, business or other impediments to delivering our streaming content to our members via these devices, our ability to retain members and grow our business could be adversely impacted.
Our agreements with our partners are typically between one and three years in duration and our business could be adversely affected if, upon expiration, a number of our partners do not continue to provide access to our service or are unwilling to do so on terms acceptable to us, which terms may include the degree of accessibility and prominence of our service. Furthermore, devices are manufactured and sold by entities other than Netflix and while these entities should be responsible for the devices’ performance, the connection between these devices and our service may nonetheless result in consumer dissatisfaction toward us and such dissatisfaction could result in claims against us or otherwise adversely impact our business. In addition, technology changes to our streaming functionality may require that partners update their devices, and from time to time, lead us to stop supporting the delivery of our service on certain legacy devices. If partners do not update or otherwise modify their devices, or if we discontinue support for certain devices, our service and our members' use and enjoyment could be negatively impacted.
We are subject to payment processing risk.
Our members pay for our service using a variety of different payment methods, including credit and debit cards, gift cards, prepaid cards, direct debit, online wallets and direct carrier and partner billing. We rely on internal systems and those of third parties to process payments. Acceptance and processing of these payment methods are subject to certain rules, regulations, and industry standards, including data storage requirements, additional authentication requirements for certain payment methods, and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, such as large re-issuances of payment cards, delays in receiving payments from payment processors, changes to rules, regulations or industry standards concerning payments, loss of payment partners and/or disruptions or failures in our payment processing systems, partner systems or payment products, including products we use to update payment information, our revenue, operating expenses and results of operations could be adversely impacted. In certain instances, we leverage third parties such as our cable and other partners to bill members on our behalf. If these third parties become unwilling or unable to continue processing payments on our behalf, we would have to transition members or otherwise find alternative methods of collecting payments, which could adversely impact member acquisition and retention. In addition, from time to time, we encounter fraudulent use of payment methods, which could impact our results of operations and if not adequately controlled and managed could create negative consumer perceptions of our service. If we are unable to maintain our fraud and chargeback rate at acceptable levels, card networks may impose fines, our card approval rate may be impacted and we may be subject to additional card authentication requirements. The termination of our ability to process payments on any major payment method would significantly impair our ability to operate our business.
If government regulations relating to the internet or other areas of our business change, we may need to alter the manner in which we conduct our business, or incur greater operating expenses.
The adoption or modification of laws or regulations relating to the internet or other areas of our business could limit or otherwise adversely affect the manner in which we currently conduct our business. As our service and others like us gain traction in international markets, governments are increasingly looking to introduce new or extend legacy regulations to these services, in particular those related to broadcast media and tax. For example, European law enables individual member states to impose levies and other financial obligations on media operators that provide services in their jurisdiction. Several European Union (EU) Member States have and others may, over time, impose financial and regulatory obligations on us. In addition, the continued growth and development of the market for online commerce may lead to more stringent consumer protection laws, which may impose additional burdens on us. Rules governing new technological developments, including generative AI, are nascent and rapidly evolving such that the impact on areas related to our business remains uncertain. If we are required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model. Additionally, ongoing enforcement of the Digital Markets Act in the EU and similar regulations in other territories, such as Japan, could change how we and other app developers interact with digital gatekeepers, such as Apple and Google, although we are not in scope of these regulations.
Changes in laws or regulations that adversely affect the growth, popularity or use of the internet, including laws impacting net neutrality, requiring payment of network access fees or payment of network support taxes, could decrease the demand for our service and increase our cost of doing business. In July 2025, in an important joint statement with the United States, the EU committed not to adopt or maintain such network usage fees, although the risk of de facto obligations remains in the EU and in certain other jurisdictions. Certain laws intended to prevent network operators from discriminating against the legal traffic that traverse their networks have been implemented in many countries, including across the EU and several U.S. states. In others, the laws may be nascent, evolving or non-existent. For example, in January 2025, a U.S. federal appeals court overturned the Federal Communications Commission's net neutrality rules. Given uncertainty around these rules, including changing interpretations, amendments or repeal, coupled with potentially significant political and economic power of local network operators, we could experience discriminatory or anti-competitive practices that could impede our growth, cause us to incur additional expense or otherwise negatively affect our business.
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
Our advertising offering is subject to various risks and uncertainties, which may adversely affect our business.
We have limited experience and operating history offering advertising on our service, and our advertising revenue may not grow as we expect. Our ability to generate advertising revenue is subject to various risks and will depend on a number of factors, including:
•our ability to attract and retain advertisers;
•fluctuations in membership plan mix and member engagement;
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
•adverse legal developments relating to advertising, targeting, or measurement tools;
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
•our ability to develop the technology, data, and related infrastructure to support advertising and drive value to advertisers;
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
Trademark, copyright, patent and other intellectual property rights are important to us and other companies. Our intellectual property rights extend to our technology, business processes, the content we produce and distribute through our service, and consumer products, experiences, and marketing assets based thereon. We use the intellectual property of third parties in creating some of our content, merchandising our products and experiences, and marketing our service. From time to time, third parties allege that we have infringed or otherwise violated their intellectual property rights. If we are unable to obtain sufficient rights, successfully defend our use, or develop non-infringing technology or otherwise alter our business practices on a timely basis in response to claims against us for infringement, misappropriation, misuse or other violation of third-party intellectual property rights, our business and competitive position may be adversely affected. In addition, the use or adoption of new and emerging technologies may increase our exposure to intellectual property claims. For example, the development and use of generative AI tools remain subject to uncertain legal frameworks, and the availability of copyright and other intellectual property protection for AI-generated material is uncertain. Many companies are devoting significant resources to developing patents that could potentially affect many aspects of our business. There are numerous patents that broadly claim means and methods of conducting business on the internet. We have not searched for patents relative to our technology. Defending ourselves against intellectual property claims, whether they are with or without merit or are determined in our favor, results in costly litigation and diversion of technical and management personnel. It also may result in our inability to use our current technology and products, our recommendation and merchandising technology or inability to market our service or merchandise our products. We may also have to remove content from our service, or remove consumer products or marketing materials from the marketplace. As a result of a dispute, we may have to develop non-infringing technology, enter into royalty or licensing agreements, adjust our content, merchandising or marketing activities or take other actions to resolve the claims. These actions, if required, may be costly or unavailable on terms acceptable to us.
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
Our computer systems and those of third parties we use in our operations are subject to constantly evolving cybersecurity threats, including cyber-attacks such as computer viruses, malware, ransomware, denial of service attacks, physical or electronic break-ins, or insider threats, as well as misconfigurations in information systems, networks, software or hardware, and similar disruptions or errors. These systems and those of third parties with which we do business have experienced and may continue to experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property. We and many of the third parties we work with rely on open source software and libraries that are integrated into a variety of applications, tools and systems, which may increase our exposure to vulnerabilities. The addition of new features or upgrades also increases our exposure to vulnerabilities, and generative AI could intensify these cybersecurity risks. Additionally, outside parties may attempt to induce employees, vendors, partners, or users to disclose sensitive or confidential information in order to gain access to data. Any attempt by hackers to obtain our data (including member and corporate information) or intellectual property (including digital content assets), disrupt our service, or otherwise access our systems, or those of third parties we use, if successful, could harm our business, be expensive to remedy and damage our reputation. We have implemented certain systems and processes to thwart hackers and protect our data and systems. However, the techniques used to gain unauthorized access to data and software are constantly evolving, and we may be unable to anticipate, detect or prevent unauthorized access or address all cybersecurity incidents that occur. Because of our prominence, we (and/or third parties we use) have been and may continue to be a particularly attractive target for such attacks, and from time to time, we have experienced unauthorized releases of certain digital content assets and unintended disclosure of personal information due to incidents related to third parties. However, to date these unauthorized releases have not had a material impact on our service, systems or business. There is no assurance that hackers may not have a material impact on our service or systems in the future. We do not carry insurance to cover expenses related to such disruptions or unauthorized access. Efforts to prevent hackers from disrupting our service or otherwise accessing our systems are expensive to develop, implement and maintain. These efforts require ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated, and may limit the functionality of or otherwise negatively impact our service offering and systems. Any significant disruption to our service or access to our systems could result in a loss of members, damage our reputation, and adversely affect our business and results of operations. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations.
We utilize our own communications and computer hardware systems located either in our facilities or in that of a third-party provider. In addition, we utilize third-party “cloud” computing services in connection with our business operations. We also utilize our own and third-party content delivery networks (“CDN”) to help us stream content and offer games in high volume to Netflix members over the internet. Problems faced by us or our third-party “cloud” computing or other network providers, including technological or business-related disruptions, as well as cybersecurity threats and regulatory interference, could adversely impact the experience of our members.
We rely upon Amazon Web Services to operate certain aspects of our service and any disruption of or interference with our use of the Amazon Web Services operation would impact our operations and our business would be adversely impacted.
Amazon Web Services (“AWS”) provides a distributed computing infrastructure platform for business operations, or what is commonly referred to as a “cloud” computing service. We have architected our software and computer systems to utilize data processing, storage capabilities and other services provided by AWS. Currently, we run the vast majority of our computing on AWS. Given this, along with the fact that we cannot easily switch our AWS operations to another cloud provider, any commercial disputes related to, disruption of or interference with our use of AWS would impact our operations and our business would be adversely impacted. While the retail side of Amazon competes with us, we do not believe that Amazon will use the AWS operation in a manner to gain competitive advantage against our service, although if it were to do so it could harm our business.
If the technology we use in operating our business fails, is unavailable, or does not operate to expectations, our business and results of operations could be adversely impacted.
We utilize a combination of proprietary and third-party technology to operate our business. This includes the technology that we have developed to recommend and merchandise content to our consumers as well as enable fast and efficient delivery of content to our members and their various consumer electronic devices. For example, we have built and deployed our own CDN. To the extent Internet Service Providers (“ISPs”) do not interconnect with our CDN or charge us to access their networks, or if we experience difficulties in our CDN’s operation, our ability to efficiently and effectively deliver our streaming content to our members could be adversely impacted and our business and results of operations could be adversely affected. Likewise, if our recommendation and merchandising technology does not enable us to predict and recommend titles that our members will enjoy or our competitors' technology provides a better experience to consumers, our ability to attract and retain members may be adversely affected. We also utilize third-party technology to help market our service, process payments, and otherwise manage the daily operations of our business. If our technology or that of third-parties we utilize in our operations fails or otherwise operates improperly, including as a result of “bugs” or other errors in our development and deployment of software, our ability to operate our service, retain existing members and add new members may be impaired. Any harm to our members’ devices caused by software used in our operations could have an adverse effect on our business, results of operations and financial condition.
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
In the ordinary course of business and in particular in connection with content acquisition, merchandising our service to our members and our advertising offering, we collect and utilize information supplied by our members and third parties, which may include personal information and other data. We are subject to laws, rules and regulations relating to privacy and the collection, use and security of personal information, including but not limited to Regulation (EU) 2016/679 (also known as the General Data Protection Regulation or “GDPR”) and the California Privacy Rights Act (“CPRA”). Any actual or perceived failure to comply with the GDPR, the California Consumer Privacy Act/CPRA, other data privacy laws or regulations, or related contractual or other obligations, or any perceived privacy rights violation, have and could in the future lead to investigations, claims, and proceedings by governmental entities and private parties, which to date have not been material but may result in significant damages for contract breach, and other significant costs, penalties, and other liabilities, as well as harm to our reputation and market position.
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
In connection with licensing streaming content, we typically enter into multi-year commitments with studios and other content providers. We also enter into multi-year commitments for content that we produce, either directly or through third parties, including elements associated with these productions such as non-cancelable commitments under talent agreements. The payment terms of these agreements are not tied to member usage or the size of our membership base (“fixed cost”) but may be determined by costs of production or tied to such factors as titles licensed and/or theatrical exhibition receipts. Such commitments, to the extent estimable under accounting standards, are included in the Contractual Obligations section of Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Note 9, Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Given the multiple-year duration and largely fixed cost nature of content commitments, if business performance does not meet our expectations, our margins may be adversely impacted. Further, we may be unable to react to any reduction in our cash flows from operations, including those caused by a downturn in the economy, by reducing our streaming content obligations in the near-term. Payment terms for certain content commitments, such as content we directly produce, will typically require more up-front cash payments than other content licenses or arrangements whereby we do not fund the production of such content. To the extent revenue growth does not meet our expectations, our liquidity and results of operations could be adversely affected as a result of content commitments and accelerated payment requirements of certain agreements. In addition, the long-term and largely fixed cost nature of our content commitments may limit our flexibility in planning for, or reacting to changes in our business and the market segments in which we operate. If we license and/or produce content that is not favorably received by consumers in a territory, or is unable to be shown in a territory, acquisition and retention may be adversely impacted and given the long-term and fixed cost nature of our content commitments, we may not be able to adjust our content offerings quickly and our results of operations may be adversely impacted.
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
We have a substantial amount of indebtedness and other obligations, including streaming content obligations. Moreover, we may incur additional indebtedness in the future and incur other obligations, including any additional streaming content obligations. Our ability to make payments on our debt and other obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. If we are unable to service our debt and other obligations from cash flows, we may need to refinance or restructure all or a portion of such obligations prior to maturity. If the financial markets become difficult or costly to access, including due to rising interest rates, fluctuations in foreign currency exchange rates or other changes in economic conditions, our ability to raise additional capital may be negatively impacted, and any refinancing or restructuring could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.
As of December 31, 2025, we had the equivalent of $14.5 billion aggregate principal amount of senior notes outstanding (“Notes”), some of which is denominated in currencies other than the U.S. dollar. In addition, we have entered into a revolving credit agreement that provides for a $3 billion unsecured revolving credit facility. As of December 31, 2025, we have not borrowed any amount under this revolving credit facility. As of December 31, 2025, we had approximately $5.7 billion of total content liabilities as reflected on our consolidated balance sheet, some of which is denominated in currencies other than the U.S. dollar. Such amount does not include streaming content commitments that do not meet the criteria for liability recognition, the amounts of which are significant. Our substantial indebtedness and other obligations, including streaming content obligations, may require us to use a substantial portion of our cash flow from operations to make debt service payments and pay our other obligations when due, limit our ability to borrow additional funds, limit our flexibility to plan for, or react to, changes in our business and industry and place us at a competitive disadvantage compared to our less leveraged competitors. For more information on our streaming content obligations, including those not on our consolidated balance sheet, see Note 9, Commitments and Contingencies, in the accompanying notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
In connection with our transaction with WBD to acquire WBD’s streaming and studios businesses, including its film and television studios, HBO Max and HBO (such transaction, the “WBD transaction”), we expect to incur and/or assume a substantial amount of additional indebtedness, which will materially increase the amount of our outstanding indebtedness and could subject us to additional risks. We have obtained commitments from financing sources to provide up to a $42.2 billion senior unsecured bridge term loan facility, and we have entered into a $5 billion senior unsecured revolving credit facility and a $20 billion senior unsecured delayed draw term loan facility. We may draw on such facilities or issue or obtain other debt financing to finance a portion of the cash consideration for the WBD transaction. In addition, upon completion of the WBD transaction, we expect to assume additional outstanding debt of WBD. The terms of the indebtedness we may incur or assume in connection with the WBD transaction could vary materially and may include secured debt and/or debt with restrictive covenants that are more burdensome than those in our existing debt arrangements. To the extent these covenants remain in effect after closing, they could reduce the combined company’s operating and financial flexibility, and the substantial indebtedness to be incurred or assumed in connection with the WBD transaction could further exacerbate the risks described above.
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
•negative impacts from trade disputes and evolving trade policy; and
•implementation of regulations designed to stimulate the local production of film and TV series in order to promote and preserve local culture and economic activity, including local content quotas, investment obligations, and levies to support local film funds. For example, the EU revised its Audio Visual Media Services Directive in 2018 to require that European works comprise at least thirty percent (30%) of media service providers’ catalogs, and to require prominence of those works, and certain EU Member States have imposed additional investment obligations and levies.

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
Tax laws are regularly being re-examined and evaluated globally. New laws and interpretations of the law are taken into account for financial statement purposes in the quarter or year that they become applicable. Tax authorities are increasingly scrutinizing the tax positions of companies and we have tax audits pending in a number of jurisdictions. The U.S. federal and state governments, countries in the EU, as well as a number of other countries and organizations such as the Organization for Economic Cooperation and Development, are actively considering changes to existing tax laws that, if enacted, could increase our tax obligations in jurisdictions where we do business. If U.S. or other tax authorities change applicable tax laws or successfully challenge how or where our profits are currently recognized, our overall taxes could increase, and our business, financial condition or results of operations may be adversely impacted.

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
We and our partners, suppliers, and vendors engage writers, directors, actors, other talent, trade employees and others who are subject to collective bargaining agreements in the motion picture industry, both in the U.S. and internationally. Additionally, the major U.S. guild collective bargaining agreements to which the Company is a signatory each expire in 2026, with the Writers Guild of America (“WGA”) agreement expiring on May 1, 2026, and the Screen Actors Guild – American Federation of Television and Radio Artists (“SAG-AFTRA”) and Directors Guild of America (“DGA”) agreements both expiring on June 30, 2026. These and other expiring collective bargaining agreements may be renewed on terms that are unfavorable to us. Furthermore, if expiring collective bargaining agreements cannot be renewed, affected unions have, and could in the future, take action in the form of strikes or work stoppages. Such work stoppages have resulted, and may in the future result, in halted productions and delays in our ability to provide new content to our members. Such actions, as well as higher costs or operating complexities in connection with these collective bargaining agreements or a significant labor dispute, could have an adverse effect on our business by causing delays in production, added costs or by reducing profit margins, and our ability to provide new content to our members could likewise be delayed or dropped.
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
•announcements of developments affecting our business, including mergers and acquisitions, such as the WBD transaction, systems or expansion plans by us or others;
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
Given the dynamic nature of our business, and the inherent limitations in predicting the future, forecasts of our revenues, operating margins, net income, cash flow, and other financial and operating data may differ materially from actual results. Also, predicting consumer adoption of various pricing strategies, such as the ad-supported subscription plan or efforts to limit multi-household usage, and new revenue streams, such as advertising revenue, is inherently difficult given the lack of operating history with respect to such offerings, and actual results may differ significantly from the expectations of our management, securities analysts or investors. Such discrepancies could cause a decline in the trading price of our common stock. In addition, the preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America also requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. We base such estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, but actual results may differ from these estimates. For example, we estimate the content amortization pattern, beginning with the month of first availability, of any particular licensed or produced television series, documentary or feature film based upon various factors including historical and estimated viewing patterns. If actual viewing patterns differ from these estimates, the pattern and/or period of amortization would be changed and could affect the timing or recognition of content amortization. If we revise such estimates it could result in greater in-period expenses, which could cause us to miss our earnings guidance or negatively impact the results we report which could negatively impact our stock price. Further, events outside of our control may cause actual results to differ from our forecast.
Risk Factors Related to the WBD Transaction

The WBD transaction may not be completed on the currently contemplated timeline or terms, or at all.
Consummation of the WBD transaction is conditioned on, among other things, obtaining necessary governmental and regulatory approvals. If any of the conditions to the WBD transaction are not satisfied, it could delay or prevent the WBD transaction from occurring, which could result in Netflix’s obligation to pay a $5.8 billion termination fee in certain specified circumstances. Further, as a condition to their approval of the WBD transaction, regulatory agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of WBD's streaming and studios businesses after the closing. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the WBD transaction, may result in a material adverse effect on WBD's streaming and studios businesses or may reduce the anticipated benefits of the WBD transaction.

The WBD transaction may cause our financial results to differ from expectations, we may not achieve the anticipated benefits of the WBD transaction, and the WBD transaction may disrupt our current plans or operations.
The success of the WBD transaction will depend, in part, on our ability to successfully integrate the acquired businesses and realize the anticipated benefits, including synergies. Difficulties in integrating the acquired businesses may result in the failure to realize anticipated synergies in the expected timeframes, in operational challenges, and in the diversion of management’s attention from ongoing business opportunities, challenges and risks, as well as in unforeseen expenses associated with the WBD transaction, which may have an adverse impact on our financial results.

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
Our systems and those of third parties with which we do business have experienced and may continue to experience directed attacks intended to lead to interruptions and delays in our service and operations as well as loss, misuse or theft of personal information (of third parties, employees, and our members) and other data, confidential information or intellectual property, and we have experienced unauthorized releases of certain digital content assets and unintended disclosure of personal information due to incidents related to third parties. Generative AI could intensify these cybersecurity risks. However, to date these incidents have not had a material impact on our service, systems or business. Any significant disruption to our service or access to our systems could result in a loss of members and adversely affect our business and results of operation. Further, a penetration of our systems or a third-party’s systems or other misappropriation or misuse of personal information could subject us to business, regulatory, litigation and reputation risk, which could have a negative effect on our business, financial condition and results of operations. See “Risk Factors - Any significant disruption in or unauthorized access to our computer systems or those of third parties that we utilize in our operations, including those relating to cybersecurity or arising from cyber-attacks, could result in a loss or degradation of service, unauthorized access, disclosure or destruction of data, including member and corporate information, or theft of intellectual property, including digital content assets, which could adversely impact our business.”
The Senior Director, Security, Privacy & Assurance leads our global information security organization responsible for overseeing the Netflix information security program. Our Senior Director, Security, Privacy & Assurance has over 20 years of experience in information security and held senior leadership roles overseeing cybersecurity programs at other companies. Team members who support our information security program have relevant educational and industry experience, including holding similar positions at large technology companies. The teams provide regular reports to senior management and other relevant teams on various cybersecurity threats, assessments and findings.
The Board oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. The Audit Committee of the Board oversees our cybersecurity risk and receives regular reports from our Senior Director, Security, Privacy & Assurance on various cybersecurity matters, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends, and other areas of importance.

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

Item 3.Legal Proceedings
Information with respect to this item may be found in Note 9 Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, under the caption “Legal Proceedings” which information is incorporated herein by reference.

Item 4.Mine Safety Disclosures
Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the NASDAQ Global Select Market under the symbol “NFLX”.
Stock Split
On November 14, 2025, the Company completed a ten-for-one forward stock split of the Company's issued common stock (the "Stock Split"). Each shareholder as of the record date of November 10, 2025 received nine additional shares of common stock for every share held. References made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Stock Split. See Note 10 Stockholders' Equity for additional information.
Holders
As of December 31, 2025, there were approximately 3,103 stockholders of record of our common stock, although there is a significantly larger number of beneficial owners of our common stock.
Dividend Policy
We have never declared or paid any cash dividends on our capital stock, and we do not currently anticipate paying any cash dividends in the foreseeable future.
Company Purchases of Equity Securities
Stock repurchases during the three months ended December 31, 2025 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(in thousands)
October 1 - 31, 2025	5,583,110	$117.27	5,583,110	$9,471,608
November 1 - 30, 2025	9,304,465	$108.53	9,304,465	$8,461,794
December 1 - 31, 2025	3,994,670	$103.89	3,994,670	$8,046,784
Total	18,882,245		18,882,245

(1) In September 2023, the Company’s Board of Directors authorized the repurchase of up to $10 billion of its common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. For further information regarding stock repurchase activity, see Note 10 Stockholders’ Equity to the consolidated financial statements in this Annual Report.

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
The following graph compares, for the five year period ended December 31, 2025, the total cumulative stockholder return on the Company’s common stock, with the total cumulative return of the NASDAQ Composite Index, the S&P 500 Index and the RDG Internet Composite Index. Measurement points are the last trading day of each of the Company’s fiscal years ended December 31, 2020, December 31, 2021, December 31, 2022, December 31, 2023, December 31, 2024 and December 31, 2025. Total cumulative stockholder return assumes $100 invested at the beginning of the period in the Company’s common stock, the stocks represented in the NASDAQ Composite Index, the stocks represented in the S&P 500 Index and the stocks represented in the RDG Internet Composite Index, respectively, and reinvestment of any dividends. Historical stock price performance should not be relied upon as an indication of future stock price performance.

Item 6.[Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This section of this Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2023 items and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Results of Operations
The following represents our consolidated performance highlights(1):

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024
	(in thousands, except percentages)
Financial Results:
Streaming revenues	$45,183,036	$39,000,966	$33,640,458	$6,182,070	16%
DVD revenues(2)	$—	$—	$82,839	$—	—%
Total revenues	$45,183,036	$39,000,966	$33,723,297	$6,182,070	16%
Constant currency change in revenues(3)					17%

Operating income	$13,326,603	$10,417,614	$6,954,003	$2,908,989	28%
Operating margin	29.5%	26.7%	20.6%	2.8%

Net income	$10,981,201	$8,711,631	$5,407,990	$2,269,570	26%

(1) During the year ended December 31, 2025, we discontinued the reporting of membership numbers, including average paying memberships and average monthly revenue per paying membership, focusing instead on revenue and operating margin as the primary financial metrics that we believe best represent our business performance.
(2) We discontinued our DVD-by-mail service in the year ended December 31, 2023. The discontinuance of our DVD business had an immaterial impact on our operations and financial results.
(3) See the “Non-GAAP Constant Currency Information” section below for additional details on our use of constant currency revenue.
Operating margin for the year ended December 31, 2025 increased by approximately three percentage points as compared to the prior comparative period, primarily driven by the growth in revenues outpacing the growth in cost of revenues, sales and marketing, and general and administrative expenses.
Net income for the year ended December 31, 2025 increased $2,270 million as compared to the prior comparative period, primarily due to a $2,909 million increase in operating income, driven by a $6,182 million increase in revenues and partially offset by a $2,237 million increase in cost of revenues primarily due to the increase in content amortization and other cost of revenues. The impact of higher operating income was partially offset by a $487 million increase in the provision for income taxes.
Revenues
We primarily derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of December 31, 2025, pricing on our paid plans ranged from the U.S. dollar equivalent of $1 to $37 per month, and pricing on our extra member sub accounts ranged from the U.S. dollar equivalent of $2 to $9 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
We also earn revenue from advertisements presented on our streaming service, consumer products, live experiences and various other sources. Revenues earned from sources other than monthly membership fees were not a material component of revenues for the years ended December 31, 2025, 2024, and 2023.

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024
	(in thousands, except percentages)
Revenues	$45,183,036	$39,000,966	$33,723,297	$6,182,070	16%
Revenues for the year ended December 31, 2025 increased 16% as compared to the year ended December 31, 2024, primarily due to the growth in memberships, price increases, and increased advertising revenue, partially offset by unfavorable changes in foreign exchange rates, net of hedging.
The following table summarizes streaming revenues by region for the years ended December 31, 2025, 2024 and 2023. Total streaming revenues are inclusive of hedging gains (losses) of $(91) million and $124 million for the years ended December 31, 2025 and 2024, respectively. No hedging gains and losses were recognized in total streaming revenues for the year ended December 31, 2023. See Note 8 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024
	(in thousands, except revenue per membership and percentages)
United States and Canada (UCAN)	$19,957,152	$17,359,369	$14,873,783	$2,597,783	15%
Europe, Middle East, and Africa (EMEA)	14,514,646	12,387,035	10,556,487	2,127,611	17%
Latin America (LATAM)	5,357,521	4,839,816	4,446,461	517,705	11%
Asia-Pacific (APAC)	5,353,717	4,414,746	3,763,727	938,971	21%
Total Streaming Revenues	$45,183,036	$39,000,966	$33,640,458	$6,182,070	16%

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
The table below summarizes constant currency streaming revenues by region for the year ended December 31, 2025 and the constant currency percentage change in streaming revenues by region for the year ended December 31, 2025 as compared to the year ended December 31, 2024:

	Year Ended December 31,							Change
	2025				2024			2025 vs. 2024
	As Reported	Constant Currency Adjustment	Hedging (Gains) Losses Included in Revenues	Constant Currency Revenues	As Reported	Hedging (Gains) Losses Included in Revenues	Revenues Less Hedging Impact	Reported Change	Constant Currency Change
	(in thousands, except percentages)
UCAN	$19,957,152	$36,991	$(29,791)	$19,964,352	$17,359,369	$(11,181)	$17,348,188	15%	15%
EMEA	14,514,646	(374,174)	137,768	14,278,240	12,387,035	(25,303)	12,361,732	17%	16%
LATAM	5,357,521	457,000	54,108	5,868,629	4,839,816	(58,454)	4,781,362	11%	23%
APAC	5,353,717	59,740	(70,942)	5,342,515	4,414,746	(29,073)	4,385,673	21%	22%
Total Streaming Revenues	$45,183,036	$179,557	$91,143	$45,453,736	$39,000,966	$(124,011)	$38,876,955	16%	17%

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

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024
	(in thousands, except percentages)
Cost of revenues	$23,275,329	$21,038,464	$19,715,368	$2,236,865	11%
As a percentage of revenues	52%	54%	58%

The increase in cost of revenues for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to a $1,121 million increase in content amortization relating to our existing and new content, coupled with a $1,116 million increase in other cost of revenues, primarily driven by non-income tax assessments in Brazil. We do not expect that non-income taxes incurred in Brazil will materially impact our results of operations in future periods. See Note 9 Commitments and Contingencies in the accompanying notes to our consolidated financial statements for further detail on our non-income tax matters.

Sales and Marketing
Sales and marketing expenses consist primarily of expenses for promotional activities such as digital and television advertising, and certain payments made to marketing and advertising sales partners. Our marketing partners include consumer electronics (“CE”) manufacturers, multichannel video programming distributors (“MVPDs”), mobile operators, and ISPs. Our advertising sales partners include advertising technology providers and advertising agencies. Sales and marketing expenses also include payroll, stock-based compensation, facilities, and other related expenses for personnel that support advertising sales and marketing activities.

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024
	(in thousands, except percentages)
Sales and marketing	$3,301,306	$2,917,554	$2,657,883	$383,752	13%
As a percentage of revenues	7%	7%	8%

The increase in sales and marketing expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily driven by a $222 million increase in marketing expenses, coupled with a $149 million increase in personnel-related costs due to the growth in advertising sales headcount.

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

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024
	(in thousands, except percentages)
Technology and development	$3,391,390	$2,925,295	$2,675,758	$466,095	16%
As a percentage of revenues	8%	8%	8%

The increase in technology and development expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to a $438 million increase in personnel-related costs.

General and Administrative
General and administrative expenses consist of payroll, stock-based compensation, facilities, and other related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024
	(in thousands, except percentages)
General and administrative	$1,888,408	$1,702,039	$1,720,285	$186,369	11%
As a percentage of revenues	4%	4%	5%

The increase in general and administrative expenses for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily due to a $92 million increase in personnel-related costs and a $64 million increase in third-party expenses. The increase in personnel-related costs was primarily driven by higher share-based compensation expense, while the increase in third-party expenses was attributable to higher legal fees and transaction-related costs, including those associated with the WBD transaction.
Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations and the amortization of debt issuance costs. See Note 7 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024
	(in thousands, except percentages)
Interest expense	$776,510	$718,733	$699,826	$57,777	8%
As a percentage of revenues	2%	2%	2%
Interest expense primarily consists of interest on our Notes of $716 million for the year ended December 31, 2025. The increase in interest expense for the year ended December 31, 2025 as compared to the year ended December 31, 2024 was primarily driven by higher amortization of debt issuance costs, including approximately $60 million related to financing arrangements entered into in connection with the WBD transaction. See Note 7 Debt for additional details regarding the financing arrangements associated with the WBD transaction.

Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances, gains and losses on certain derivative instruments, and interest earned on cash, cash equivalents and short-term investments.

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024
	(in thousands, except percentages)
Interest and other income (expense)	$172,459	$266,776	$(48,772)	$(94,317)	(35)%
As a percentage of revenues	—%	1%	—%

Interest and other income (expense) decreased for the year ended December 31, 2025, primarily due to foreign exchange losses of $123 million, net of the impacts of derivatives and hedging, compared to losses of $18 million for the corresponding period in 2024. In the year ended December 31, 2025, the foreign exchange losses were primarily driven by the non-cash loss of $72 million from the remeasurement of our Senior Notes denominated in Euro, net of hedging impacts, coupled with the remeasurement of cash and content liability positions in currencies other than the functional currencies. The foreign exchange losses in the year ended December 31, 2024 were primarily driven by the remeasurement of cash and content liability positions in currencies other than the functional currencies, partially offset by a non-cash gain of $122 million from the remeasurement of our Senior Notes denominated in Euro, net of hedging impacts.

Provision for Income Taxes

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024
	(in thousands, except percentages)
Provision for income taxes	$1,741,351	$1,254,026	$797,415	$487,325	39%
Effective tax rate	14%	13%	13%
The increase in our effective tax rate for the year ended December 31, 2025, as compared to the year ended December 31, 2024, is primarily due to a decrease in tax benefits associated with federal research and development tax credits as well as the growth in income before taxes exceeding the growth in excess tax benefits from stock-based compensation. See Note 11 Income Taxes to the consolidated financial statements for further information regarding income taxes.

Liquidity and Capital Resources

	As of December 31,		Change
	2025	2024	2025 vs. 2024
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$9,067,872	$9,586,343	$(518,471)	(5)%
Short-term and long-term debt	14,462,836	15,582,804	(1,119,968)	(7)%

Cash, cash equivalents, restricted cash and short-term investments decreased $518 million in the year ended December 31, 2025 primarily due to the repurchase of stock and repayment of debt, partially offset by cash provided by operations.
Debt, net of debt issuance costs and discounts, decreased $1,120 million primarily due to approximately $1,833 million in repayments of debt, partially offset by the remeasurement of our Euro-denominated notes in the year ended December 31, 2025. The amount of principal and interest on our outstanding notes due in the next twelve months is $1,690 million. See Note 7 Debt in the accompanying notes to our consolidated financial statements.
Uses of Cash
Our primary uses of cash include the acquisition, licensing and production of content, marketing programs, streaming delivery, and personnel-related costs. Cash payment terms for non-original content have historically been in line with the amortization period. Investments in original content, and in particular content that we produce and own, require more cash upfront relative to licensed content. For example, production costs are paid as the content is created, well in advance of when the content is available on the service and amortized. We expect to continue to significantly invest in global content, particularly in original content, which will impact our liquidity. Our other uses of cash include strategic acquisitions and investments, as well as share repurchases. See the “Material Cash Requirements” section below for further detail on our expected use of cash in connection with the WBD transaction.
Financing Arrangements
On April 12, 2024, we entered into a five-year, $3 billion unsecured revolving credit facility that matures on April 12, 2029 (the “Revolving Credit Agreement”). In May 2025, we established a $3 billion commercial paper program (the “Commercial Paper Program”) under which we may issue short-term unsecured commercial paper notes. On December 4, 2025, we entered into a bridge commitment letter pursuant to which the commitment parties agreed to provide, subject to customary conditions, a $59 billion senior unsecured bridge term loan facility to finance the purchase price for the WBD transaction, to pay fees, costs and expenses incurred in connection with the WBD transaction and, at our option, to refinance certain indebtedness (the “Bridge Facility Commitments”). On December 19, 2025, we replaced a portion of the Bridge Facility Commitments with a $5 billion unsecured revolving credit facility and a $20 billion unsecured delayed draw term loan facility (collectively, the “Transaction Credit Facilities”), which reduced the outstanding Bridge Facility Commitments to $34 billion.
As of December 31, 2025, no amounts have been borrowed under the Revolving Credit Agreement, Commercial Paper Program, Bridge Facility Commitments, or the Transaction Credit Facilities.
On January 19, 2026, in connection with the Amended and Restated Merger Agreement (as defined below), the Company entered into a bridge facility incremental commitments agreement (the "Incremental Commitments Agreement"). The Incremental Commitments Agreement increased the existing commitments under the Company's Bridge Facility Commitments from $34 billion to $42.2 billion of senior unsecured bridge term loan commitments for the purpose of financing the purchase price under the Amended and Restated Merger Agreement, paying certain other fees, costs and expenses incurred in connection with the WBD transaction and, at the Company's option, refinancing certain indebtedness.
See Note 7 Debt and Note 14 Subsequent Event for further information on the financing arrangements the Company has entered into in connection with the WBD transaction.
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

Share Repurchases
In September 2023, the Board of Directors authorized the repurchase of up to $10 billion of our common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. In the fiscal year ended December 31, 2025, the Company repurchased 86,536,215 shares of common stock for an aggregate amount of $9.1 billion (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022). As of December 31, 2025, $8.0 billion remains available for repurchases.
Material Cash Requirements
We currently anticipate that cash flows from operations, available funds and access to financing sources, including under our Revolving Credit Facility, Commercial Paper Program, the Bridge Facility Commitments and the Transaction Credit Facilities, will continue to be sufficient to meet our cash needs for the next twelve months and beyond.
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of December 31, 2025, the expected timing of those payments are as follows:

Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations(1)	$24,039,228	$11,528,030	$12,511,198
Debt(2)	18,091,887	1,690,445	16,401,442
Operating lease obligations(3)	2,898,017	558,051	2,339,966
Total	$45,029,132	$13,776,526	$31,252,606

(1)As of December 31, 2025, content obligations were comprised of $4.1 billion included in “Current content liabilities” and $1.6 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $18.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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
(2)Debt obligations include our Notes consisting of principal and interest payments. See Note 7 Debt in the accompanying notes to our consolidated financial statements for further details.

(3)Operating lease obligations are comprised of operating lease liabilities included in “Accrued expenses and other liabilities” and “Other non-current liabilities” on the Consolidated Balance Sheets, inclusive of imputed interest. Operating lease obligations also include additional obligations that are not reflected on the Consolidated Balance Sheets as they did not meet the criteria for recognition. As of December 31, 2025, the Company has additional operating leases for real estate that have not yet commenced which has been included above. The lease obligations associated with these leases were not material. See Note 5 Balance Sheet Components in the accompanying notes to our consolidated financial statements for further details regarding leases.

As of December 31, 2025, we had gross unrecognized tax benefits of $566 million, of which $409 million was classified in “Other non-current liabilities” in the Consolidated Balance Sheets. In addition to the material cash requirements summarized in the table above, we expect to pay deposits of approximately $700 million related to non-income tax assessments in Brazil as described further in Note 9 Commitments and Contingencies. During the year ended December 31, 2025, we also paid tax deposits of approximately $200 million related to certain direct taxes that exceeded our regularly recurring obligations.

Other Planned Uses of Cash and Debt Capital
On December 4, 2025, we entered into a definitive agreement and plan of merger with WBD to acquire WBD's streaming and studios businesses, including its film and television studios, HBO Max and HBO, which was amended and restated by the parties thereto on January 19, 2026 (as so amended and restated, the “Amended and Restated Merger Agreement”). WBD is a leading global media and entertainment company and will separate its Global Linear Networks business, Discovery Global, into a new publicly-traded company prior to the closing of the WBD transaction. Under the terms of the Amended and Restated Merger Agreement, each WBD stockholder will receive $27.75 in cash (as may be adjusted in accordance with the terms of the Amended and Restated Merger Agreement) for each share of WBD common stock outstanding as of immediately prior to the closing of the WBD transaction, for a total equity value of approximately $72.0 billion and an enterprise value of approximately $82.7 billion (in each case, as of December 4, 2025). The total equity value and enterprise value of the WBD transaction may fluctuate based on WBD's capitalization as of the closing of the WBD transaction. We expect the WBD transaction to close in 12-18 months from December 4, 2025, subject to receipt of required regulatory approvals, approval of WBD stockholders, the consummation of the separation and distribution of Discovery Global and other customary closing conditions. See Note 6 Acquisitions and Note 9 Commitments and Contingencies for further information.
Cash Flows
The following table summarizes our cash flows:

	Year Ended December 31,			Change
	2025	2024	2023	2025 vs. 2024
	(in thousands)
Net cash provided by operating activities	$10,149,273	$7,361,364	$7,274,301	$2,787,909	38%
Net cash provided by (used in) investing activities	1,041,688	(2,181,784)	541,751	3,223,472	148%
Net cash used in financing activities	(10,345,623)	(4,074,427)	(5,950,803)	6,271,196	154%

Net cash provided by operating activities for the year ended December 31, 2025 increased $2,788 million as compared to the year ended December 31, 2024, primarily driven by a $2,270 million or 26% increase in net income and a $1,646 million increase in adjustments for non-cash expenses, partially offset by a $705 million increase in payments for content assets and $423 million in unfavorable changes in working capital.
Net cash provided by (used in) investing activities for the year ended December 31, 2025 increased $3,223 million as compared to the year ended December 31, 2024, primarily due to net cash inflows of $1,747 million from maturities, sales and purchases of investments in the year ended December 31, 2025 as compared to cash outflows of $1,742 million from purchases of investments in the corresponding period in 2024, partially offset by a $249 million increase in purchases of property and equipment.
Net cash used in financing activities for the year ended December 31, 2025 increased $6,271 million as compared to the year ended December 31, 2024, primarily driven by changes in cash flows related to the issuance and repayment of debt. The increase in financing cash outflows was primarily driven by no proceeds from the issuance of debt in the year ended December 31, 2025, as compared to proceeds from the issuance of debt of $1,794 million, in the corresponding period in 2024, coupled with a $1,433 million increase in repayments of debt. In addition, repurchases of common stock increased $2,863 million in the year ended December 31, 2025 as compared to the corresponding period in 2024.
Indemnifications
The information set forth under Note 9 Commitments and Contingencies in the accompanying notes to our consolidated financial statements included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K is incorporated herein by reference.
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

Content
We acquire, license and produce content, including original programming, in order to offer our members unlimited viewing of video entertainment. The content licenses are for a fixed fee and specific windows of availability. Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the amortization expense. Payments for content, including additions to content assets and the changes in related liabilities, are classified within “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows.
We recognize content assets (licensed and produced) as “Content assets, net” on the Consolidated Balance Sheets. For licensed content, we capitalize the fee per title and record a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known and the title is accepted and available for streaming. For produced content, we capitalize costs associated with the production, including development costs, direct costs and production overhead, as costs are incurred.
Based on factors including historical and estimated viewing patterns, we amortize the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations over the shorter of each title's contractual window of availability, estimated period of use or ten years, beginning with the month of first availability. The amortization is on an accelerated basis, as we typically expect more upfront viewing, and film amortization is more accelerated than TV series amortization. On average, over 90% of a licensed or produced content asset is expected to be amortized within four years after its month of first availability. We review factors that impact the amortization of the content assets on a regular basis. Our estimates related to these factors require considerable management judgment.
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
Our business model is subscription based as opposed to a model generating revenues at a specific title level. Content assets (licensed and produced) are predominantly monetized as a group and therefore are reviewed in the aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. To date, we have not identified any such event or changes in circumstances. If such changes are identified in the future, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off.
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
See Note 11 Income Taxes to the consolidated financial statements for further information regarding income taxes.

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

Interest Rate Risk
At December 31, 2025, our cash equivalents were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate.
As of December 31, 2025, we had $14.5 billion of debt, consisting of fixed rate unsecured debt in twelve tranches due between 2026 and 2054. Refer to Note 7 Debt to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.

Foreign Currency Risk
We operate our business globally and transact in multiple currencies. Currencies denominated in other than the U.S. dollar accounted for 56% of revenue and 31% of operating expenses for the year ended December 31, 2025. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Brazilian real, Mexican peso, Canadian dollar, and Argentine peso.
Accordingly, volatility in exchange rates, and in particular a weakening of foreign currencies relative to the U.S. dollar, may negatively affect our revenue and operating income as expressed in U.S. dollars. Our revenues, on a constant currency basis, would have been approximately $271 million higher for the year ended December 31, 2025 than our reported revenues of $45,183 million. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our non-GAAP financial measure of constant currency.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted U.S. dollar-equivalent revenues from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges of forecasted foreign currency revenue and initially record the gains or losses on these derivative instruments as a component of accumulated other comprehensive income (“AOCI”) within Stockholders' equity in the Consolidated Balance Sheets and reclassify the amounts into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. If the U.S dollar weakened by 10% as of December 31, 2025 and December 31, 2024, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $2,296 million and $1,850 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying forecasted revenues when recognized in earnings.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted and firmly committed U.S. dollar-equivalent transactions related to the licensing and production of content assets from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Cost of Revenues” to offset the hedged exposures as they affect earnings, which occurs as the underlying hedged content assets are amortized. If the U.S dollar strengthened by 10% as of December 31, 2025 and December 31, 2024, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $237 million and $187 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying exposures when recognized in earnings.
We use non-derivative instruments to mitigate foreign exchange risk related to our net investments in certain foreign subsidiaries. These non-derivative instruments may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate a portion of our foreign currency-denominated Senior Notes in Euro as net investment hedges and the gains or losses on these non-derivative instruments are reported as a component of AOCI and remain in AOCI until the hedged net investment is sold or liquidated, at which point the amounts recognized in AOCI are reclassified into earnings.
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. We enter into foreign exchange forward contracts to mitigate the foreign exchange risk on intercompany transactions and monetary assets and liabilities that are not denominated in the functional currencies of the Company and its subsidiaries. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. Certain contracts are not designated as hedging instruments and the gains or losses on these derivative instruments are recorded in “Interest and other income (expense)” in the

Consolidated Statements of Operations. We also designate certain contracts as fair value hedges to mitigate the foreign exchange risk on the remeasurement of our foreign-currency denominated debt. The gains or losses on these derivative instruments included in the assessment of hedge effectiveness are recorded in “Interest and other income (expense),” net with the offsetting foreign currency remeasurement gains and losses on the hedged items. If an adverse change in exchange rates of 10% was applied to our monetary assets and liabilities denominated in currencies other than the functional currencies as of December 31, 2025 and December 31, 2024, income before income taxes would have been approximately $1 million and $38 million lower, respectively, after considering the offsetting impact of the foreign currency exchange contracts and our net investment hedges.

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

(b)Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013 framework). Based on our assessment under the framework in Internal Control—Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report that is included herein.

(c)Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Netflix, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Netflix, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated January 23, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
San Jose, California
January 23, 2026

Item 9B.Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended December 31, 2025, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold(1)
Spencer Neumann(2)	Chief Financial Officer	Adoption	10/23/2025	12/31/2026	314,880
Greg Peters(3)	Co-CEO and Director	Termination	10/30/2025	N/A	1,585,830
Greg Peters(4)	Co-CEO and Director	Adoption	10/30/2025	12/31/2029	2,951,230
Ann Mather(5)	Director	Adoption	11/7/2025	12/31/2026	23,430

(1) Aggregated shares covered have been adjusted to reflect the effect of the Stock Split. See Note 1 Organization and Summary of Significant Accounting Policies for further information regarding the Stock Split.

(2) Spencer Neumann, Chief Financial Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on October 23, 2025. Mr. Neumann's plan provides for the potential exercise of vested stock options and the associated sale of up to 314,880 shares of Netflix common stock. The plan expires on December 31, 2026, or upon the earlier completion of all authorized transactions under the plan.

(3) On October 30, 2025, Greg Peters, Co-CEO and a member of the Board of Directors, terminated a pre-arranged stock trading plan pursuant to Rule 10b5-1, which was adopted on October 30, 2024. The plan provided for the potential exercise and sale of vested stock options, as well as the sale of Performance Share Units (PSUs) that were expected to vest during the term of the 10b5-1 plan (assuming vest at 100% of the target award amount) for up to 1,585,830 shares of Netflix common stock until November 1, 2027 or the earlier completion of all authorized transactions under the plan.

(4) Upon termination of Mr. Peters' prior plan (described in footnote 3), on October 30, 2025, Mr. Peters entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 that provides for the potential exercise of vested stock options and the associated sale of up to 2,951,230 shares of Netflix common stock. This figure includes 380,720 PSUs that are expected to vest during the term of the 10b5-1 plan, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award of PSUs, subject to the achievement of certain performance conditions as set forth in the PSU award agreement, less shares to be withheld for tax withholding obligations. The plan expires on December 31, 2029, or upon the earlier completion of all authorized transactions under the plan.

(5) Ann Mather, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on November 7, 2025. Ms. Mather's plan provides for the potential exercise of vested stock options and the associated sale of up to 23,430 shares of Netflix common stock. The plan expires on December 31, 2026, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 9C.Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance
Information regarding our directors and executive officers is incorporated by reference from the information contained under the sections “Proposal One: Election of Directors,” “Our Company Executive Officers," and "Other Information” in our Proxy Statement for the Annual Meeting of Stockholders.
The Company has adopted an insider trading policy which governs transactions in our securities by the Company and its directors, officers, employees, consultants, and contractors, which the Company believes is reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of our insider trading policy is filed with this Annual Report on Form 10-K as Exhibit 19.1.

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

None.

NETFLIX, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Netflix, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Netflix, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated January 23, 2026 expressed an unqualified opinion thereon.

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
San Jose, California
January 23, 2026

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2025	2024	2023
Revenues	$45,183,036	$39,000,966	$33,723,297
Cost of revenues	23,275,329	21,038,464	19,715,368
Sales and marketing	3,301,306	2,917,554	2,657,883
Technology and development	3,391,390	2,925,295	2,675,758
General and administrative	1,888,408	1,702,039	1,720,285
Operating income	13,326,603	10,417,614	6,954,003
Other income (expense):
Interest expense	(776,510)	(718,733)	(699,826)
Interest and other income (expense)	172,459	266,776	(48,772)
Income before income taxes	12,722,552	9,965,657	6,205,405
Provision for income taxes	(1,741,351)	(1,254,026)	(797,415)
Net income	$10,981,201	$8,711,631	$5,407,990

Earnings per share:
Basic	$2.58	$2.03	$1.22
Diluted	$2.53	$1.98	$1.20
Weighted-average shares of common stock outstanding:
Basic	4,249,512	4,295,191	4,415,712
Diluted	4,343,863	4,392,608	4,494,966

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	Year ended December 31,
	2025	2024	2023
Net income	$10,981,201	$8,711,631	$5,407,990
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax benefit (expense) of $33 million, $(7) million, and $0, respectively	72,011	(247,949)	113,384
Net change in unrealized gains (losses) on available-for-sale securities, net of income tax benefit (expense) of $1 million, $(1) million, and $0, respectively	(2,511)	2,511	—
Cash flow hedges:
Net unrealized gains (losses)	(1,071,168)	921,227	(120,023)
Reclassification of net (gains) losses included in net income	68,962	(96,795)	—
Net change, net of income tax benefit (expense) of $301 million, $(246) million, and $36 million, respectively	(1,002,206)	824,432	(120,023)
Fair value hedges:
Net change in unrealized gains (losses) excluded from the assessment of effectiveness, net of income tax benefit (expense) of $3 million, $(2) million, and $0, respectively	(9,838)	7,113	—
Total other comprehensive income (loss)	(942,544)	586,107	(6,639)
Comprehensive income	$10,038,657	$9,297,738	$5,401,351

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income	$10,981,201	$8,711,631	$5,407,990
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(17,096,617)	(16,223,617)	(12,554,703)
Change in content liabilities	(610,838)	(779,135)	(585,602)
Amortization of content assets	16,422,166	15,301,517	14,197,437
Depreciation and amortization of property, equipment and intangibles	333,389	328,914	356,947
Stock-based compensation expense	368,449	272,588	339,368
Foreign currency remeasurement loss (gain) on debt	72,348	(121,539)	176,296
Other non-cash items	577,451	494,778	512,075
Deferred income taxes	(442,056)	(590,698)	(459,359)
Changes in operating assets and liabilities:
Other current assets	(790,661)	22,180	(181,003)
Accounts payable	(8,039)	121,353	93,502
Accrued expenses and other liabilities	881,218	191,899	103,565
Deferred revenue	254,917	77,844	178,708
Other non-current assets and liabilities	(793,655)	(446,351)	(310,920)
Net cash provided by operating activities	10,149,273	7,361,364	7,274,301
Cash flows from investing activities:
Purchases of property and equipment	(688,220)	(439,538)	(348,552)
Acquisitions	(17,194)	—	—
Purchases of investments	(169,965)	(1,742,246)	(504,862)
Proceeds from maturities and sales of investments	1,917,067	—	1,395,165
Net cash provided by (used in) investing activities	1,041,688	(2,181,784)	541,751
Cash flows from financing activities:
Proceeds from issuance of debt	—	1,794,460	—
Repayments of debt	(1,833,450)	(400,000)	—
Proceeds from issuance of common stock	666,965	832,887	169,990
Repurchases of common stock	(9,127,167)	(6,263,746)	(6,045,347)
Taxes paid related to net share settlement of equity awards	(46,165)	(8,285)	—
Other financing activities	(5,806)	(29,743)	(75,446)
Net cash used in financing activities	(10,345,623)	(4,074,427)	(5,950,803)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	386,519	(416,331)	82,684
Net increase in cash, cash equivalents and restricted cash	1,231,857	688,822	1,947,933
Cash, cash equivalents and restricted cash, beginning of year	7,807,337	7,118,515	5,170,582
Cash, cash equivalents and restricted cash, end of year	$9,039,194	$7,807,337	$7,118,515
Supplemental disclosure:
Interest paid	718,611	674,502	684,504
See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	As of December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$9,033,681	$7,804,733
Short-term investments	28,678	1,779,006
Other current assets	3,957,832	3,516,640
Total current assets	13,020,191	13,100,379
Content assets, net	32,778,392	32,452,462
Property and equipment, net	2,004,350	1,593,756
Other non-current assets	7,794,060	6,483,777
Total assets	$55,596,993	$53,630,374
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,084,854	$4,393,681
Accounts payable	900,612	899,909
Accrued expenses and other liabilities	3,220,869	2,156,544
Deferred revenue	1,775,730	1,520,813
Short-term debt	998,865	1,784,453
Total current liabilities	10,980,930	10,755,400
Non-current content liabilities	1,579,476	1,780,806
Long-term debt	13,463,971	13,798,351
Other non-current liabilities	2,957,128	2,552,250
Total liabilities	28,981,505	28,886,807
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.001 par value; 10,000,000 shares authorized at December 31, 2025 and December 31, 2024; no shares issued and outstanding at December 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value; 49,900,000,000 shares authorized at December 31, 2025 and December 31, 2024; 4,222,162,150 and 4,277,571,000 issued and outstanding at December 31, 2025 and December 31, 2024, respectively	7,286,410	6,252,126
Treasury stock at cost (346,541,145 and 259,534,600 shares at December 31, 2025 and December 31, 2024)	(22,372,658)	(13,171,638)
Accumulated other comprehensive income (loss)	(580,382)	362,162
Retained earnings	42,282,118	31,300,917
Total stockholders’ equity	26,615,488	24,743,567
Total liabilities and stockholders’ equity	$55,596,993	$53,630,374

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands, except share data)

	Common Stock and Additional Paid-in Capital		Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balances as of December 31, 2022	4,453,467,760	$4,637,601	$(824,190)	$(217,306)	$17,181,296	$20,777,401
Net income	—	—	—	—	5,407,990	5,407,990
Other comprehensive loss	—	—	—	(6,639)	—	(6,639)
Issuance of common stock	19,265,980	168,203	—	—	—	168,203
Repurchases of common stock	(145,137,900)	—	(6,098,010)	—	—	(6,098,010)
Stock-based compensation expense	—	339,368	—	—	—	339,368
Balances as of December 31, 2023	4,327,595,840	$5,145,172	$(6,922,200)	$(223,945)	$22,589,286	$20,588,313
Net income	—	—	—	—	8,711,631	8,711,631
Other comprehensive income	—	—	—	586,107	—	586,107
Issuance of common stock	48,727,080	834,366	—	—	—	834,366
Repurchases of common stock	(98,619,350)	—	(6,241,153)	—	—	(6,241,153)
Shares withheld related to net share settlement of equity awards	(132,570)	—	(8,285)	—	—	(8,285)
Stock-based compensation expense	—	272,588	—	—	—	272,588
Balances as of December 31, 2024	4,277,571,000	$6,252,126	$(13,171,638)	$362,162	$31,300,917	$24,743,567
Net income	—	—	—	—	10,981,201	10,981,201
Other comprehensive loss	—	—	—	(942,544)	—	(942,544)
Issuance of common stock	31,597,695	665,835	—	—	—	665,835
Repurchases of common stock	(86,536,215)	—	(9,154,855)	—	—	(9,154,855)
Shares withheld related to net share settlement of equity awards	(470,330)	—	(46,165)	—	—	(46,165)
Stock-based compensation expense	—	368,449	—	—	—	368,449
Balances as of December 31, 2025	4,222,162,150	$7,286,410	$(22,372,658)	$(580,382)	$42,282,118	$26,615,488

See accompanying notes to consolidated financial statements.

NETFLIX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.Organization and Summary of Significant Accounting Policies
Description of Business
Netflix, Inc. (the “Company”) was incorporated on August 29, 1997 and began operations on April 14, 1998. The Company is one of the world’s leading entertainment services offering TV series, films, games and live programming across a wide variety of genres and languages. Members can play, pause and resume watching as much as they want, anytime, anywhere, and can change their plans at any time.
Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.
Stock Split
On November 14, 2025, the Company completed a ten-for-one forward stock split of the Company's issued common stock (the “Stock Split”). Each shareholder as of the record date of November 10, 2025 received nine additional shares of common stock for every share held. References made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Stock Split. See Note 10 Stockholders' Equity for additional information.
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include the content asset amortization policy and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On an ongoing basis, the Company evaluates these assumptions, judgments and estimates. Actual results may differ from these estimates.
Recently issued accounting pronouncements not yet adopted
In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2024-03.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which establishes authoritative guidance on the recognition, measurement, presentation, and disclosure of government grants. Under ASU 2025-10, government grants are recognized when it is probable that the entity will both comply with the conditions of the grant and the grant will be received. The ASU provides specific accounting models for grants related to assets and grants related to income, including options to recognize government grants as deferred income or as a reduction of the asset’s cost basis. The ASU also requires enhanced disclosures regarding the nature of government grants, significant terms and conditions, accounting policies applied, and amounts recognized in the financial statements. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-10.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-09 for the year ended December 31, 2025, and applied the new disclosure requirements prospectively to the current annual period. Prior period disclosures have not been adjusted to reflect the new disclosure requirements. See Note 11 Income Taxes in the accompanying notes to the consolidated financial statements for further detail.
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
Content
The Company acquires, licenses and produces content, including original programming, in order to offer members unlimited viewing of video entertainment. The content licenses are for a fixed fee and specific windows of availability. Payment terms for certain content licenses and the production of content require more upfront cash payments relative to the amortization expense. Payments for content, including additions to content assets and the changes in related liabilities, are classified within “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows.
The Company recognizes content assets (licensed and produced) as “Content assets, net” on the Consolidated Balance Sheets. For licensed content, the Company capitalizes the fee per title and records a corresponding liability at the gross amount of the liability when the license period begins, the cost of the title is known and the title is accepted and available for streaming. For produced content, the Company capitalizes costs associated with the production, including development costs, direct costs and production overhead, as costs are incurred.
Based on factors including historical and estimated viewing patterns, the Company amortizes the content assets (licensed and produced) in “Cost of revenues” on the Consolidated Statements of Operations over the shorter of each title's contractual window of availability, estimated period of use or ten years, beginning with the month of first availability. The amortization is on an accelerated basis, as the Company typically expects more upfront viewing, and film amortization is more accelerated than TV series amortization. On average, over 90% of a licensed or produced content asset is expected to be amortized within four years after its month of first availability. The Company reviews factors impacting the amortization of the content assets on a regular basis. The Company's estimates related to these factors require considerable management judgment.
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
The Company's business model is subscription based as opposed to a model generating revenues at a specific title level. Content assets (licensed and produced) are predominantly monetized as a group and therefore are reviewed in the aggregate at a group level when an event or change in circumstances indicates a change in the expected usefulness of the content or that the fair value may be less than unamortized cost. To date, the Company has not identified any such event or changes in circumstances. If such changes are identified in the future, these aggregated content assets will be stated at the lower of unamortized cost or fair value. In addition, unamortized costs for assets that have been, or are expected to be, abandoned are written off.
Acquisitions
The Company uses its best estimates and assumptions to assign fair value to the tangible and intangible assets acquired and liabilities assumed at the acquisition date. In addition, uncertain tax positions, tax-related valuation allowances and pre-acquisition contingencies of an entity acquired in a business combination are recorded as of the acquisition date.

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
The Company also earns revenue from advertisements presented on its streaming service, consumer products, live experiences and various other sources. Revenues earned from sources other than monthly membership fees were not a material component of revenues for the years ended December 31, 2025, 2024, and 2023. See Note 2 Revenue Recognition to the consolidated financial statements for further information regarding revenues.
Sales and Marketing
Sales and marketing expenses consist primarily of expenses for promotional activities such as digital and television advertising, and certain payments made to marketing and advertising sales partners. Our marketing partners include CE manufacturers, MVPDs, mobile operators, and ISPs. Our advertising sales partners include advertising technology providers and advertising agencies. Sales and marketing expenses also include payroll, stock-based compensation, facilities, and other related expenses for personnel that support advertising sales and marketing activities. Marketing expenses are expensed as incurred. Advertising expenses were $2,001 million, $1,779 million and $1,732 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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
The Company does not recognize certain tax benefits from uncertain tax positions within the provision for income taxes. The Company may recognize a tax benefit only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. See Note 11 Income Taxes to the consolidated financial statements for further information regarding income taxes.
Foreign Currency
The functional currency for the Company's subsidiaries is determined based on the primary economic environment in which the subsidiary operates. The Company translates the assets and liabilities of its non-U.S. dollar functional currency subsidiaries into U.S. dollars using exchange rates in effect at the end of each period. Revenues and expenses for these subsidiaries are translated using rates that approximate those in effect during the period. Gains and losses from these translations are recognized in cumulative translation adjustment included in “Accumulated other comprehensive income” in Stockholders’ equity on the Consolidated Balance Sheets.
The Company remeasures monetary assets and liabilities that are not denominated in the functional currency at exchange rates in effect at the end of each period. Gains and losses from these remeasurements are recognized in “Interest and other income (expense)” in the Consolidated Statements of Operations. Foreign exchange losses were $123 million, $18 million, and $293 million for the years ended

December 31, 2025, 2024, and 2023, respectively. These losses were primarily due to the non-cash remeasurement of our Senior Notes denominated in Euro and the remeasurement of cash and content liability positions denominated in currencies other than functional currencies. Foreign exchange losses for the years ended December 31, 2025 and December 31, 2024 were net of hedging impacts. No hedging gains or losses were recognized in the Consolidated Statements of Operations in the year ended December 31, 2023. See Note 8 Derivative Financial Instruments and Hedging Activities for further information.
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
The gain or loss on derivative instruments designated as cash flow hedges of forecasted foreign currency revenue is initially reported as a component of accumulated other comprehensive income (“AOCI”) and reclassified into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. The gain or loss on derivative instruments designated as cash flow hedges of firmly committed or forecasted transactions related to the licensing and production of content assets is initially reported as a component of AOCI and reclassified into “Cost of Revenues” on the Consolidated Statements of Operations in the same period the hedged transaction affects earnings, which occurs as the underlying hedged content assets are amortized. Cash flows from hedging activities are classified in the same category as the cash flows for the underlying item being hedged within “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows.
In the event that the likelihood of occurrence of the underlying forecasted transactions is determined to be probable not to occur, the gains or losses on the related cash flow hedges are reclassified from AOCI to “Interest and other income (expense)” in the Consolidated Statements of Operations in the period of dedesignation.
Fair value hedges
The Company designates forward contracts as fair value hedges to manage the foreign exchange risk on its foreign-currency denominated debt. These hedges may reduce, but do not entirely eliminate, the effect of foreign currency exchange movements, and the Company may choose not to hedge the full amount of its exposure. The gain or loss on derivative instruments designated as fair value hedges included in the assessment of hedge effectiveness is recognized in “Interest and other income (expense),” net with the offsetting foreign currency remeasurement gains and losses on the hedged items. The Company excludes forward points from the assessment of hedge effectiveness and recognizes the initial value of the excluded component over the life of the hedging instrument in “Interest and other income (expense)” on the Consolidated Statements of Operations. The difference between changes in fair value of the excluded component and the amount recognized in earnings is recognized as a component in AOCI. Cash flows from hedging activities are classified in the same category as the cash flows for the underlying item being hedged within “Net cash provided by (used in) financing activities” on the Consolidated Statements of Cash Flows.
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
Derivative instruments not designated as hedging instruments
The Company enters into forward contracts to manage the foreign exchange risk on intercompany transactions and monetary assets and liabilities that are not denominated in the functional currencies of the Company and its subsidiaries. These derivative instruments are not designated as hedging instruments and may reduce, but do not entirely eliminate, the effect of foreign currency exchange movements. The gains or losses on derivative instruments not designated as hedging instruments are recorded in “Interest and other income (expense)” in the

Consolidated Statements of Operations. Cash flows related to these derivative instruments are classified within “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows.
See Note 8 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
Stock-Based Compensation
The Company grants non-qualified stock options to its employees on a monthly basis. For certain executive officers, the Company grants restricted stock units (“RSUs”) and performance-based restricted stock units (“PSUs”). Stock-based compensation expense is based on the fair value of the stock awards at the grant date and is recognized, net of forfeitures, over the requisite service period. See Note 10 Stockholders' Equity to the consolidated financial statements for further information regarding stock-based compensation.

2.Revenue Recognition
The following table summarizes streaming revenues by region for the years ended December 31, 2025, 2024 and 2023. Total streaming revenues are inclusive of hedging gains (losses) of $(91) million and $124 million for the years ended December 31, 2025 and 2024, respectively. No hedging gains and losses were recognized in total streaming revenues for the year ended December 31, 2023. See Note 8 Derivative Financial Instruments and Hedging Activities for further information.

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
United States and Canada (UCAN)	$19,957,152	$17,359,369	$14,873,783
Europe, Middle East, and Africa (EMEA)	14,514,646	12,387,035	10,556,487
Latin America (LATAM)	5,357,521	4,839,816	4,446,461
Asia-Pacific (APAC)	5,353,717	4,414,746	3,763,727
Total Streaming Revenues	$45,183,036	$39,000,966	$33,640,458
Deferred revenue consists of membership fees billed that have not been recognized, as well as gift and other prepaid memberships that have not been fully redeemed. As of December 31, 2025, total deferred revenue was $1,776 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. The remaining deferred revenue balance, which is related to gift cards and other prepaid memberships, will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. Deferred revenue increased $255 million from $1,521 million as of December 31, 2024 to $1,776 million as of December 31, 2025. Deferred revenue balances may fluctuate due to the number of paid memberships and the price of our memberships.

3.Earnings per Share
On November 14, 2025, the Company completed the Stock Split to all shareholders of record as of November 10, 2025.
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

	Year Ended December 31,
	2025	2024	2023
	(in thousands, except per share data)
Basic earnings per share:
Net income	$10,981,201	$8,711,631	$5,407,990
Shares used in computation:
Weighted-average shares of common stock outstanding	4,249,512	4,295,191	4,415,712
Basic earnings per share	$2.58	$2.03	$1.22
Diluted earnings per share:
Net income	$10,981,201	$8,711,631	$5,407,990
Shares used in computation:
Weighted-average shares of common stock outstanding	4,249,512	4,295,191	4,415,712
Effect of dilutive stock-based awards	94,351	97,417	79,254
Weighted-average number of shares	4,343,863	4,392,608	4,494,966
Diluted earnings per share	$2.53	$1.98	$1.20
The following table summarizes the potential shares of common stock excluded from the diluted calculation, as adjusted for the Stock Split, as their inclusion would have been anti-dilutive:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Stock-based awards	818	2,432	41,091

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
The following tables summarize the Company's cash, cash equivalents, restricted cash and short-term investments as of December 31, 2025 and 2024:

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$5,214,163	$—	$—	$5,214,163	$5,208,710	$—	$5,369	$84
Level 1 securities:
Money market funds	3,259,240	—	—	3,259,240	3,259,180	—	—	60
Level 2 securities:
Time Deposits(1)	594,469	—	—	594,469	565,791	28,678	—	—
	$9,067,872	$—	$—	$9,067,872	$9,033,681	$28,678	$5,369	$144

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and cash equivalents	Short-term investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$4,866,753	$—	$—	$4,866,753	$4,864,207	$—	$2,472	$74
Level 1 securities:
Money market funds	2,676,314	—	—	2,676,314	2,676,256	—	—	58
Level 2 securities:
Time Deposits(1)	301,374	—	—	301,374	264,270	37,104	—	—
Government securities	1,738,642	3,260		1,741,902	—	1,741,902	—	—
	$9,583,083	$3,260	$—	$9,586,343	$7,804,733	$1,779,006	$2,472	$132
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
See Note 7 Debt and Note 8 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the fair value of the Company’s senior notes and derivative financial instruments.

5.Balance Sheet Components
Content Assets, Net
Content assets consisted of the following:

	As of December 31,
	2025	2024
	(in thousands)
Licensed content, net	$12,138,578	$12,422,309

Produced content, net
Released, less amortization	10,687,444	10,151,543
In production	9,210,735	9,317,367
In development and pre-production	741,635	561,243
	20,639,814	20,030,153

Content assets, net	$32,778,392	$32,452,462
As of December 31, 2025, approximately $6,381 million, $2,280 million, and $1,469 million of the $12,139 million unamortized cost of the licensed content is expected to be amortized in each of the next three years. As of December 31, 2025, approximately $4,309 million, $2,784 million, and $1,840 million of the $10,687 million unamortized cost of the produced content that has been released is expected to be amortized in each of the next three years.
The following table summarizes the amortization of content assets:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Licensed content	$8,713,558	$7,689,014	$7,145,446
Produced content(1)	7,708,608	7,612,503	7,051,991
Total	$16,422,166	$15,301,517	$14,197,437
(1) Tax incentives earned on qualified production spend generally reduce the cost-basis of content assets and result in lower content amortization over the life of the title. For the years ended December 31, 2025, 2024 and 2023, tax incentives resulted in lower content amortization on produced content of approximately $1,000 million, $899 million and $835 million, respectively.

Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of December 31,		Estimated Useful Lives (in Years)
	2025	2024
	(in thousands)
Land	$155,664	$85,000
Buildings and improvements	537,082	475,684	30 years
Leasehold improvements	1,263,051	1,026,593	Over life of lease
Furniture and fixtures	157,984	134,987	3 years
Information technology	572,407	446,419	3-5 years
Corporate aircraft	99,164	99,175	8-10 years
Machinery and equipment	30,879	15,135	3-5 years
Capital work-in-progress	285,010	228,300
Property and equipment, gross	3,101,241	2,511,293
Less: Accumulated depreciation	(1,096,891)	(917,537)
Property and equipment, net	$2,004,350	$1,593,756

Leases
The Company has entered into operating leases primarily for real estate. These leases generally have terms which range from 1 year to 15 years, and often include one or more options to renew. These renewal terms can extend the lease term from 1 year to 20 years, and are included in the lease term when it is reasonably certain that the Company will exercise the option. These operating leases are included in “Other non-current assets” on the Company's Consolidated Balance Sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Accrued expenses and other liabilities” and “Other non-current liabilities” on the Company's Consolidated Balance Sheets. Operating lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. The Company has entered into various short-term operating leases with an initial term of twelve months or less. These leases are not recorded on the Company's Consolidated Balance Sheets. All operating lease expense is recognized on a straight-line basis over the lease term. Because the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate to determine the present value of the lease payments. The Company has certain contracts for real estate which may contain lease and non-lease components which it has elected to treat as a single lease component.
The components of lease costs for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Operating lease cost	$503,637	$468,282	$430,856
Short-term lease cost	207,324	197,691	207,822
Total lease cost	$710,961	$665,973	$638,678

Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Year ended December 31,
	2025	2024	2023
	(in thousands)
Cash paid for operating lease liabilities	$506,624	$509,296	$451,525
Right-of-use assets obtained in exchange for new operating lease obligations	465,420	442,391	196,639

	As of December 31,
	2025	2024
	(in thousands, except lease term and discount rate)
Operating lease right-of-use assets, net	$2,207,161	$2,102,310

Current operating lease liabilities	$460,475	$428,482
Non-current operating lease liabilities	2,052,526	1,983,688
Total operating lease liabilities	$2,513,001	$2,412,170

Weighted-average remaining lease term	7.0 years	6.9 years
Weighted-average discount rate	3.8%	3.5%

Maturities of operating lease liabilities as of December 31, 2025 were as follows (in thousands):

Due in 12 month period ended December 31,
2026	$555,684
2027	481,542
2028	422,982
2029	351,107
2030	292,154
Thereafter	782,470
2,885,939
Less imputed interest	(372,938)
Total operating lease liabilities	$2,513,001

Other Current Assets
Other current assets consisted of the following:

	As of
	December 31, 2025	December 31, 2024
	(in thousands)
Trade receivables	$2,031,476	$1,335,304
Prepaid expenses	498,054	431,924
Other(1)	1,428,302	1,749,412
Total other current assets	$3,957,832	$3,516,640
(1) $552 million and $653 million of receivables related to tax incentives earned on production spend are included in Other as of December 31, 2025 and 2024, respectively.

6.    Acquisitions
In December 2025, the Company completed an acquisition which was accounted for as a business combination for a total purchase price of approximately $28 million, consisting of cash consideration.
On December 4, 2025, the Company entered into a definitive agreement and plan of merger with Warner Bros. Discovery, Inc. (“WBD”), to acquire WBD's streaming and studios businesses, including its film and television studios, HBO Max and HBO (such transaction, the "WBD transaction"), which was then amended by the parties thereto on January 19, 2026 (as so amended and restated, the "Amended and Restated Merger Agreement"). WBD is a leading global media and entertainment company and will separate its Global Linear Networks business, Discovery Global, into a new publicly-traded company prior to the closing of the WBD transaction. See Note 9 Commitments and Contingencies for further details.

7.Debt
As of December 31, 2025, the Company had aggregate outstanding notes of $14,463 million, net of $56 million of issuance costs and discounts, with varying maturities (the “Notes”). As of December 31, 2024, the Company had aggregate outstanding notes of $15,583 million, net of $70 million of issuance costs and discounts. Each of the Notes are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
A portion of the outstanding Notes is denominated in foreign currency (comprised of €4,700 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement loss, net of hedging impacts, totaling $72 million for the year ended December 31, 2025). See Note 8 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of December 31, 2025 and December 31, 2024:

	Principal Amount at Par				Level 2 Fair Value as of
	December 31, 2025	December 31, 2024	Issuance Date	Maturity	December 31, 2025	December 31, 2024
	(in millions)				(in millions)
5.875% Senior Notes	—	800	February 2015	February 2025	—	801
3.000% Senior Notes(1)	—	487	April 2020	June 2025	—	487
3.625% Senior Notes	—	500	April 2020	June 2025	—	497
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,006	998
3.625% Senior Notes(1)	1,526	1,346	May 2017	May 2027	1,550	1,375
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,634	1,607
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,998	1,970
4.625% Senior Notes(1)	1,292	1,139	October 2018	May 2029	1,363	1,220
6.375% Senior Notes	800	800	October 2018	May 2029	857	848
3.875% Senior Notes(1)	1,409	1,242	April 2019	November 2029	1,455	1,293
5.375% Senior Notes	900	900	April 2019	November 2029	939	918
3.625% Senior Notes(1)	1,292	1,139	October 2019	June 2030	1,322	1,174
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,025	996
4.900% Senior Notes	1,000	1,000	August 2024	August 2034	1,025	982
5.400% Senior Notes	800	800	August 2024	August 2054	777	782
	$14,519	$15,653			$14,951	$15,948

(1) The following Senior Notes have a principal amount denominated in Euro: 3.000% Senior Notes for €470 million, 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
In the year ended December 31, 2025, the Company repaid upon maturity the $800 million aggregate principal amount of its 5.875% Senior Notes, the €470 million aggregate principal amount of its 3.000% Senior Notes, and the $500 million aggregate principal amount of its 3.625% Senior Notes.
Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens, and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. Certain of the Notes additionally limit the ability to enter into sale and lease-back transactions and create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all related covenants.

Revolving Credit Facility
On April 12, 2024, the Company entered into a five-year, $3 billion unsecured revolving credit facility that matures on April 12, 2029 (the “Revolving Credit Agreement”), to replace its previous $1 billion unsecured revolving credit facility. As of December 31, 2025, no amounts have been borrowed under the Revolving Credit Agreement.

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
The Revolving Credit Agreement contains customary affirmative covenants and negative covenants (and customary baskets and exceptions with respect thereto) for a credit facility of this size and type and requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 as of the last day of each fiscal quarter. As of December 31, 2025 and December 31, 2024, the Company was in compliance with all related covenants and ratios.
Commercial Paper Program
In May 2025, the Company established a $3 billion commercial paper program (the “Commercial Paper Program”) under which it may issue short-term unsecured commercial paper notes. Net proceeds from this program may be used for general corporate purposes. There were no borrowings outstanding under the Commercial Paper Program as of December 31, 2025.
WBD Financing
On December 4, 2025, the Company entered into a bridge commitment letter pursuant to which the commitment parties agreed to provide, subject to the satisfaction of customary closing conditions, a $59 billion senior unsecured bridge term loan facility to finance the purchase price for the WBD transaction, to pay fees, costs and expenses incurred in connection with the WBD transaction and, at the Company’s option, to refinance certain indebtedness (the “Bridge Facility Commitments”). As of December 31, 2025, no amounts have been utilized under the Bridge Facility Commitments and the Bridge Facility Commitments have been reduced on a dollar-for-dollar basis by the amounts of the Transactions Revolving Credit Agreement and the DDTL Credit Agreement described below to $34 billion.
On December 19, 2025, the Company entered into a $5 billion senior unsecured revolving credit facility (the “Transactions Revolving Credit Agreement”). Borrowings under the Transactions Revolving Credit Agreement may be used for working capital and general corporate purposes and to finance the purchase price for the WBD transaction, to pay fees, costs and expenses incurred in connection with the WBD transaction and, at the Company’s option, to refinance certain indebtedness. Revolving loans under the Transactions Revolving Credit Agreement may be borrowed, repaid and reborrowed until the date that is the earliest of (i) the date that is the third anniversary of the date of the consummation of the WBD transaction, (ii) the date the Amended and Restated Merger Agreement is terminated in accordance with its terms and (iii) December 19, 2030, at which time all amounts borrowed must be repaid. Borrowings under the Transactions Revolving Credit Agreement bear interest, at the Company’s option, at either (i) the Alternate Base Rate plus an applicable margin or (ii) a per annum rate equal to a term SOFR rate (the “Term SOFR Rate”) plus an applicable margin. The applicable margin for Alternate Base Rate loans will range from 0% to 0.10%, and the applicable margin for Term SOFR Rate loans will range from 0.60% to 1.10%, each based on the Company’s credit ratings. The Transactions Revolving Credit Agreement contains customary affirmative covenants and negative covenants (and customary baskets and exceptions with respect thereto) for a credit facility of this size and type. The Transactions Revolving Credit Agreement requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 as of the last day of each fiscal quarter. As of December 31, 2025, the Company was in compliance with all related covenants and ratios and no amounts have been borrowed under the Transactions Revolving Credit Agreement.
On December 19, 2025, the Company entered into a senior unsecured delayed draw credit facility (the “DDTL Credit Agreement”). The DDTL Credit Agreement provides for a two-year $10 billion unsecured delayed draw term loan credit facility (the “2Y DDTL Facility”) and a three-year $10 billion unsecured delayed draw term loan credit facility (the “3Y DDTL Facility”). Borrowings under each of the 2Y DDTL Facility and the 3Y DDTL Facility may be used to finance the purchase price for the WBD transaction, to pay fees, costs and expenses incurred in connection with the WBD transaction and, at the Company’s option, to refinance certain indebtedness. Delayed draw term loans under the DDTL Credit Agreement will bear interest, at the Company’s option, at either (i) the Alternate Base Rate plus an applicable margin or (ii) the Term SOFR Rate plus an applicable margin. For the 2Y DDTL Facility, the applicable margin for Alternate Base Rate loans will range from 0% to 0.125%, and the applicable margin for Term SOFR Rate loans will range from 0.850% to 1.125%, each based on the Company’s credit ratings. For the 3Y DDTL Facility, the applicable margin for Alternate Base Rate loans will range from 0% to 0.25%, and the applicable margin for Term SOFR Rate loans will range from 0.95% to 1.25%, each based on the Company’s credit ratings. The DDTL Credit Agreement contains customary affirmative covenants and negative covenants (and customary baskets and exceptions with respect thereto) for a credit facility of this size and type. The DDTL Credit Agreement requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 as of the last day of each fiscal quarter. As of December 31, 2025, the Company was in compliance with all related covenants and ratios and no amounts have been borrowed under the DDTL Credit Agreement.
See Note 9 Commitments and Contingencies and Note 14 Subsequent Event for further information on the financing arrangements the Company has entered into in connection with the WBD transaction.

8.Derivative Financial Instruments and Hedging Activities
The Company uses derivative and non-derivative instruments to manage foreign exchange risk related to its ongoing business operations with the primary objective of reducing earnings and cash flow volatility associated with fluctuations in foreign exchange rates.

Notional Amount of Derivative Contracts
The net notional amounts of the Company’s outstanding derivative instruments were as follows:

	As of December 31,
	2025	2024
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$21,066,760	$18,508,390
Fair value hedges	2,884,792	3,819,817
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,555,502	1,432,136
Total	$25,507,054	$23,760,343
As of December 31, 2025 and December 31, 2024, approximately $1.9 billion and $1.0 billion, respectively, of the Company’s Euro–denominated Senior Notes were designated as hedges of the foreign exchange risk of the Company’s net investment in certain foreign subsidiaries.
As of December 31, 2025 and December 31, 2024, the carrying amount of the Company's Euro-denominated Senior Notes (included in “Long-term debt” on the Company's Consolidated Balance Sheets), which were designated as the hedged items in fair value hedges, was approximately $2.9 billion and $3.6 billion, respectively.
See Note 7 Debt for further information on the Company’s debt obligations.
Fair Value of Derivative Contracts
The fair value of the Company’s outstanding derivative instruments was as follows:

	As of December 31, 2025
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$192,828	$88,985	$426,341	$214,574
Derivatives not designated as hedging instruments:
Foreign exchange contracts	3,463	—	11,704	—
Total	$196,291	$88,985	$438,045	$214,574

	As of December 31, 2024
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$580,065	$406,677	$303,425	$83
Derivatives not designated as hedging instruments:
Foreign exchange contracts	16,211	—	14,492	—
Total	$596,276	$406,677	$317,917	$83

The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate yield curves, and forward and spot prices for currencies.
As of December 31, 2025, the pre-tax net accumulated loss on our foreign currency cash flow hedges included in AOCI on the Consolidated Balance Sheets expected to be recognized in earnings within the next 12 months is $275 million.
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
The potential offsetting effect to the Company’s derivative assets and liabilities under its master netting agreements and collateral security agreements were as follows:

	As of December 31, 2025
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$285,276	$—	$285,276	$(282,469)	$—	$2,807
Derivative liabilities	652,619	—	652,619	(282,469)	—	370,150

	As of December 31, 2024
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$1,002,953	$—	$1,002,953	$(316,320)	$(1,800)	$684,833
Derivative liabilities	318,000	—	318,000	(316,320)	—	1,680
Effect of Derivative and Non-Derivative Instruments on Consolidated Financial Statements
The pre-tax gains (losses) on the Company’s cash flow hedges, fair value hedges, and net investment hedges recognized in AOCI were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Cash flow hedges:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$(1,393,364)	$1,195,738	$(155,730)
Fair value hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	(71,999)	(14,334)	—
Net investment hedges:
Foreign currency-denominated debt
Amount included in the assessment of effectiveness	(144,656)	32,400	—
Total	$(1,610,019)	$1,213,804	$(155,730)
The gains (losses) on hedged items and derivative instruments recognized in the Consolidated Statement of Operations were as follows:

	Year Ended December 31,
	2025
	Revenues	Cost of Revenues	Interest and other income (expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$45,183,036	$23,275,329	$172,459

Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(91,143)	1,437	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	(470,441)
Derivatives designated as hedging instruments	—	—	481,416
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(59,201)
Losses on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	(97,865)

	Year Ended December 31,
	2024
	Revenues	Cost of Revenues	Interest and other income (expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$39,000,966	$21,038,464	$266,776

Gains on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains reclassified from AOCI	124,010	1,629	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	196,660
Derivatives designated as hedging instruments	—	—	(201,239)
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(23,567)
Gains on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	63,291
No gains or losses on derivative instruments were reclassified from AOCI into the Consolidated Statements of Operations in the year ended December 31, 2023.

9. Commitments and Contingencies
Content
At December 31, 2025, the Company had $24.0 billion of obligations comprised of $4.1 billion included in “Current content liabilities” and $1.6 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $18.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
At December 31, 2024, the Company had $23.2 billion of obligations comprised of $4.4 billion included in “Current content liabilities” and $1.8 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $17.0 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
The expected timing of payments for these content obligations is as follows:

	As of December 31,
	2025	2024
	(in thousands)
Less than one year	$11,528,030	$11,424,696
Due after one year and through three years	8,376,160	8,113,910
Due after three years and through five years	3,041,538	2,809,834
Due after five years	1,093,500	900,491
Total content obligations	$24,039,228	$23,248,931

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

Acquisitions
On December 4, 2025, the Company entered into a definitive agreement and plan of merger with WBD to acquire WBD's streaming and studios businesses, including its film and television studios, HBO Max and HBO, which was then amended by the parties thereto on January 19, 2026, by the Amended and Restated Merger Agreement. Under the terms of the Amended and Restated Merger Agreement, each WBD stockholder will receive $27.75 in cash (as may be adjusted in accordance with the terms of the Amended and Restated Merger Agreement) for each share of WBD common stock outstanding as of immediately prior to the closing of the WBD transaction, for a total equity value of approximately $72.0 billion and an enterprise value of approximately $82.7 billion (in each case, as of December 4, 2025). The total equity value and enterprise value of the WBD transaction may fluctuate based on WBD's capitalization as of the closing of the WBD transaction. The Company expects the WBD transaction to close in 12-18 months from December 4, 2025, subject to receipt of required regulatory approvals, approval of WBD stockholders, the consummation of the separation and distribution of Discovery Global and other customary closing conditions. The Amended and Restated Merger Agreement provides that, upon termination of the Amended and Restated Merger Agreement under specified circumstances, a termination fee of $5.8 billion may be payable by Netflix to WBD. See Note 7 Debt and Note 14 Subsequent Event for further information on the financing arrangements the Company has entered into in connection with its transaction with WBD.

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
Similar to other U.S. companies doing business in Brazil, the Company is involved in a number of matters with the local tax authorities as they pertain to non-income tax assessments. There is inherent complexity and uncertainty regarding these matters, and the final outcomes may be materially different from our expectations. During the year ended December 31, 2025, developments in another taxpayer’s judicial proceedings influenced our evaluation of the Company’s most significant non-income tax matter in Brazil and we now believe that it is probable that a loss will be incurred. The cumulative loss recognized as an operating expense in the third quarter of the current year related to non-income tax assessments with the Brazilian tax authorities was approximately $619 million. We continue to accrue incremental non-income taxes that the Company believes are probable of being assessed.

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

10.Stockholders’ Equity
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
Stock Split
On October 30, 2025, the Company's Board of Directors approved the Stock Split to all shareholders of record as of November 10, 2025. The Stock Split was effected on November 14, 2025.
On November 14, 2025, the Company's Board of Directors adopted an amendment to the Company's Amended and Restated Certificate of Incorporation, to proportionately increase the number of shares of the Company's authorized common stock from 4,990,000,000 to 49,900,000,000.
References made to share or per-share amounts disclosed for all periods presented have been retroactively adjusted to reflect the effects of the Stock Split.
Stock Option Activity
The following table summarizes the activities related to the Company’s stock options, as adjusted for the Stock Split:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balances as of December 31, 2022	198,968,610	$24.22
Granted	17,292,180	37.25
Exercised	(19,265,980)	8.73
Expired	(43,720)	3.64
Balances as of December 31, 2023	196,951,090	$26.89
Granted	5,758,560	62.09
Exercised	(48,460,480)	17.22
Expired	(59,150)	5.61
Balances as of December 31, 2024	154,190,020	$31.25
Granted	4,171,629	108.79
Exercised	(30,638,245)	21.73
Expired	(43,600)	9.11
Balances as of December 31, 2025	127,679,804	$36.07	4.79	$7,430,160
Vested and exercisable as of December 31, 2025	127,679,804	$36.07	4.79	$7,430,160
The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of 2025 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on the last trading day of 2025. This amount changes based on the fair market value of the Company’s common stock.
A summary of the amounts related to option exercises, is as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Total intrinsic value of options exercised	$2,560,914	$2,352,829	$610,594
Cash received from options exercised	666,965	832,887	169,990
The total fair value of stock options that vested during the years ended December 31, 2025, 2024 and 2023 was $251 million, $242 million and $311 million, respectively.
Restricted Stock Unit Activity
The following table summarizes the activities related to the Company’s unvested RSUs and PSUs, as adjusted for the Stock Split:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Balances as of December 31, 2023	—	$—
Granted	1,599,780	68.64
Vested	(266,600)	56.20
Forfeited	—	—
Balances as of December 31, 2024	1,333,180	$71.12
Granted(1)	1,227,850	111.18
Vested(1)	(959,450)	76.48
Forfeited	(16,320)	93.12
Balances as of December 31, 2025	1,585,260	$98.68
(1) Amounts exclude 264,300 incremental PSU awards that will be granted and 528,600 incremental PSU awards that will vest based on the achievement of market-based performance targets during the performance period ended December 31, 2025, but have not been settled as of December 31, 2025.
The total fair value of RSUs that vested during the year ended December 31, 2025 and December 31, 2024 was $52 million and $15 million, respectively. No RSUs or PSUs were granted in the year ended December 31, 2023.
Stock-Based Compensation
The following table summarizes total stock-based compensation expense and the related income tax impact:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Total stock-based compensation expense	$368,449	$272,588	$339,368
Total income tax impact on provision	54,338	43,876	61,588
As of December 31, 2025, $47 million of total unrecognized compensation cost related to unvested RSUs and PSUs is expected to be recognized over a weighted-average period of 1.53 years.
Stock Repurchases
In September 2023, the Board of Directors authorized the repurchase of up to $10 billion of the Company’s common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the year ended December 31, 2025, the Company repurchased 86,536,215 shares for an aggregate amount of $9.1 billion (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022). As of December 31, 2025, $8.0 billion remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of December 31, 2025, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated balances of other comprehensive income (loss):

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of December 31, 2022	$(217,306)	$—	$—	$—	$—	$—	$(217,306)
Other comprehensive income (loss) before reclassifications	113,384	—	(155,730)	—	—	35,707	(6,639)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	—	—	—
Net change in accumulated other comprehensive income (loss)	113,384	—	(155,730)	—	—	35,707	(6,639)
Balances as of December 31, 2023	(103,922)	—	(155,730)	—	—	35,707	(223,945)
Other comprehensive income (loss) before reclassifications	(272,911)	32,400	1,195,738	(14,334)	3,260	(279,408)	664,745
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(125,639)	23,567	—	23,434	(78,638)
Net change in accumulated other comprehensive income (loss)	(272,911)	32,400	1,070,099	9,233	3,260	(255,974)	586,107
Balances as of December 31, 2024	(376,833)	32,400	914,369	9,233	3,260	(220,267)	362,162
Other comprehensive income (loss) before reclassifications	183,218	(144,656)	(1,393,364)	(71,999)	(3,139)	373,107	(1,056,833)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	89,706	59,201	(121)	(34,497)	114,289
Net change in accumulated other comprehensive income (loss)	183,218	(144,656)	(1,303,658)	(12,798)	(3,260)	338,610	(942,544)
Balances as of December 31, 2025	$(193,615)	$(112,256)	$(389,289)	$(3,565)	$—	$118,343	$(580,382)
The following tables summarize the amounts reclassified from AOCI to the Consolidated Statement of Operations:

	Year Ended December 31,
	2025
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$121	$(23)	$98
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(91,143)	1,437	—	20,744	(68,962)
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(59,201)	13,776	(45,425)
Total	$(91,143)	$1,437	$(59,080)	$34,497	$(114,289)

	Year Ended December 31,
	2024
	Revenues	Cost of Revenues	Interest and other income (expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	$124,010	$1,629	$—	$(28,844)	$96,795
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(23,567)	5,410	(18,157)
Total	$124,010	$1,629	$(23,567)	$(23,434)	$78,638
No amounts were reclassified from AOCI into the Consolidated Statements of Operations in the year ended December 31, 2023.

11.    Income Taxes
Income before provision for income taxes was as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
United States	$12,198,273	$9,101,391	$5,602,762
Foreign	524,279	864,266	602,643
Income before income taxes	$12,722,552	$9,965,657	$6,205,405

The components of provision for income taxes for all periods presented were as follows:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Current tax provision:
Federal	$1,317,011	$1,093,667	$854,170
State	311,863	214,814	181,684
Foreign	561,577	536,915	304,539
Total current	2,190,451	1,845,396	1,340,393
Deferred tax provision:
Federal	(155,477)	(520,510)	(412,760)
State	(34,115)	(41,700)	(55,475)
Foreign	(259,508)	(29,160)	(74,743)
Total deferred	(449,100)	(591,370)	(542,978)
Provision for income taxes	$1,741,351	$1,254,026	$797,415

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes after the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2025
	(in thousands)	Percent
Tax at U.S. Statutory Rate	$2,671,734	21.0%
State and Local Income Taxes(1)	191,271	1.5%
Foreign Tax Effects
Brazil
Withholding tax on services	238,233	1.9%
Others	(77,189)	(0.6)%
Other foreign jurisdictions	23,290	0.2%
Effect of Cross-Border Tax Laws
Foreign-derived intangible income	(656,828)	(5.2)%
Foreign tax credit for withholding taxes	(292,148)	(2.3)%
Other	32,815	0.3%
Tax Credits
Research and development tax credits	(184,709)	(1.5)%
Other	(9,748)	(0.1)%
Changes in Valuation Allowances	(8,615)	(0.1)%
Nontaxable and Nondeductible items
Share-based payment awards	(393,156)	(3.1)%
Others	80,904	0.6%
Changes in Unrecognized Tax Benefits	130,400	1.0%
Other Adjustments	(4,903)	0.1%
Effective Tax Rate	$1,741,351	13.7%
(1) The states and local jurisdictions that contribute to the majority (greater than 50%) of the tax effect in this category include New York state and city, California, Illinois, New Jersey, and New Mexico.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% statutory U.S. federal income tax rate to income before income taxes for years prior to the adoption of ASU 2023-09 is as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Expected tax expense at U.S. federal statutory tax rate	$2,092,710	$1,303,123
State income taxes, net of federal income tax effect	166,311	104,717
Foreign earnings at other than U.S. rates	13,909	(32,292)
Research and development tax credit	(185,312)	(87,036)
Excess tax benefits on stock-based compensation	(435,909)	(119,043)
Foreign-derived intangible income deduction	(502,968)	(426,597)
Nontaxable and nondeductible items	70,386	41,782
Other	34,899	12,761
Provision for income taxes	$1,254,026	$797,415
Effective Tax Rate	13%	13%

The components of deferred tax assets and liabilities were as follows:

	As of December 31,
	2025	2024
	(in thousands)
Deferred tax assets:
Stock-based compensation	$438,684	$440,889
Tax credits and net operating loss carryforwards	835,529	834,402
Capitalized research expenses	969,243	1,075,474
Accruals and reserves	370,568	152,142
Operating lease liabilities	520,170	522,489
OCI hedging losses	116,492	—
Unrealized losses	41,988	12,157
Other	29,426	18,197
Total deferred tax assets	3,322,100	3,055,750
Valuation allowance	(617,575)	(540,272)
Net deferred tax assets	2,704,525	2,515,478
Deferred tax liabilities:
Depreciation & amortization	(32,780)	(370,709)
Operating right-of-use lease assets	(448,313)	(449,661)
OCI hedging gains	—	(220,009)
Acquired intangibles	(261,493)	(282,187)
Other	(7,136)	(15,354)
Total deferred tax liabilities	(749,722)	(1,337,920)
Net deferred tax assets	$1,954,803	$1,177,558
The following table shows the deferred tax assets and liabilities within our Consolidated Balance Sheets:

	As of December 31,
	2025	2024
	(in thousands)
Total deferred tax assets:
Other non-current assets	$2,062,078	$1,290,160
Total deferred tax liabilities:
Other non-current liabilities	(107,275)	(112,602)
Net deferred tax assets	$1,954,803	$1,177,558
As of December 31, 2025, for tax return purposes, the Company had $823 million of California R&D tax credit carryforwards which can be carried forward indefinitely, $1,018 million of state net operating loss carryforwards, which will begin to expire in 2029, $48 million of U.S. foreign tax credit carryforwards which will begin to expire in 2033, $190 million of foreign net operating loss carryforwards which will begin to expire in 2026 and $51 million of foreign local tax credit carryforwards, which can be carried forward indefinitely.
In evaluating its ability to realize the net deferred tax assets, the Company considered all available positive and negative evidence, including its past operating results and the forecast of future market growth, forecasted earnings, future taxable income, and prudent and feasible tax planning strategies. As of December 31, 2025, the valuation allowance of $618 million was primarily related to California R&D tax credits, state net operating loss carryforwards, and U.S. foreign tax credits that the Company does not expect to realize.
The unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year are classified as “Other non-current liabilities” and a reduction of deferred tax assets, which is classified as “Other non-current assets” in the Consolidated Balance Sheets. As of December 31, 2025 and 2024, the total amount of gross unrecognized tax benefits was $566 million and $432 million, respectively, of which $336 million and $251 million, respectively, if recognized, would favorably impact the Company’s effective tax rate. The aggregate changes in the Company’s total gross amount of unrecognized tax benefits are summarized as follows:

	As of December 31,
	2025	2024	2023
	(in thousands)
Balance at the beginning of the year	$432,280	$327,105	$226,977
Increases related to tax positions taken during the current period	96,108	93,325	65,630
Increases related to tax positions taken during prior periods	50,285	15,751	76,794
Decreases related to tax positions taken during prior periods	(3,195)	(3,901)	(10,117)
Decreases related to settlements with taxing authorities	(9,115)	—	(32,179)
Decreases related to expiration of statute of limitations	—	—	—
Balance at the end of the year	$566,363	$432,280	$327,105
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes and in “Other non-current liabilities” in the Consolidated Balance Sheets. During the years ended December 31, 2025, 2024 and 2023, the Company recorded $38 million, $16 million, and $25 million, respectively, of net interest and penalties in the provision for income taxes. The amount of interest and penalties accrued at December 31, 2025 and 2024 was $82 million and $44 million, respectively.
The Company files U.S. federal, state and foreign tax returns. The Company is currently under examination by the IRS for years 2016 through 2022 and is subject to examination for 2023 and 2024. The Company is also generally subject to examination by various state and foreign jurisdictions for years 2018 through 2024. While the Company is in various stages of inquiry and examination with certain taxing authorities and believes that its tax positions will more likely than not be sustained, it is nonetheless possible that future obligations related to these matters could arise. The Company believes that adequate amounts have been reserved for any adjustments that may ultimately result from an examination.
The amounts of cash income taxes paid by the Company were as follows:

Year Ended December 31,
2025
(in thousands)
Federal	$1,120,172
State and local	273,976
Foreign
Brazil	275,106
Korea	195,302
All other foreign	355,828
Income taxes, net of amounts refunded	$2,220,384
The amount of cash income taxes paid by the Company during the years ended December 31, 2024 and 2023 was $1,642 million and $1,155 million, respectively.

12.    Employee Benefit Plan
The Company maintains a 401(k) savings plan covering substantially all of its employees. Eligible employees may contribute up to 80% of their annual salary through payroll deductions, but not more than the statutory limits set by the Internal Revenue Service. The Company matches employee contributions at the discretion of the Board. During the years ended December 31, 2025, 2024 and 2023, the Company’s matching contributions totaled $144 million, $128 million and $114 million, respectively.
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
The following table summarizes the Company's contributions to multiemployer pension and health plans for the years ended December 31, 2025, 2024 and 2023, respectively:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Pension benefits	$92,643	$89,707	$57,285
Health benefits	127,671	134,079	85,157
Total contributions	$220,314	$223,786	$142,442

13.    Segment and Geographic Information
The Company operates as one operating segment. The Company's chief operating decision maker (“CODM”) is its co-chief executive officers, who review financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow global operating margin and the allocation of budget between cost of revenues, sales and marketing, technology and development, and general and administrative expenses.
The following table presents selected financial information with respect to the Company’s single operating segment for the years ended December 31, 2025, 2024 and 2023:

	Year Ended December 31,
	2025	2024	2023
	(in thousands)
Revenues	$45,183,036	$39,000,966	$33,723,297
Less:
Content amortization	16,422,166	15,301,517	14,197,437
Other cost of revenues	6,853,163	5,736,947	5,517,931
Sales and marketing	3,301,306	2,917,554	2,657,883
Technology and development	3,391,390	2,925,295	2,675,758
General and administrative	1,888,408	1,702,039	1,720,285
Operating income	13,326,603	10,417,614	6,954,003
Operating margin	29.5%	26.7%	20.6%

Other income (expense)
Interest expense	(776,510)	(718,733)	(699,826)
Interest and other income (expense)(1)	172,459	266,776	(48,772)
Income before income taxes	12,722,552	9,965,657	6,205,405
Provision for income taxes	(1,741,351)	(1,254,026)	(797,415)
Net income	$10,981,201	$8,711,631	$5,407,990
(1) Includes interest income of $295 million, $294 million and $281 million for the years ended December 31, 2025, 2024 and 2023, respectively.
See the consolidated financial statements for other financial information regarding the Company’s operating segment.
Total U.S. revenues were $18.5 billion, $16.1 billion and $13.8 billion for the years ended December 31, 2025, 2024 and 2023, respectively. See Note 2 Revenue Recognition for additional information about streaming revenue by region.
    The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets were located as follows:

	As of December 31,
	2025	2024
	(in thousands)
United States	$3,075,477	$2,769,828
International	1,136,034	926,238

14.    Subsequent Event
On January 19, 2026, the Company entered into the Amended and Restated Merger Agreement, which amended and restated in its entirety the agreement and plan of merger entered into with WBD and the other parties thereto on December 4, 2025. See Note 6 Acquisitions and Note 9 Commitments and Contingencies for further information.

Also on January 19, 2026, in connection with the Amended and Restated Merger Agreement, the Company entered into a bridge facility incremental commitments agreement (the “Incremental Commitments Agreement”). The Incremental Commitments Agreement increased the existing commitments under the Company’s bridge commitment letter, dated as of December 4, 2025, from $34 billion to $42.2 billion of senior unsecured bridge term loan commitments for the purpose of financing the purchase price under the Amended and Restated Merger Agreement, paying certain other fees, costs and expenses incurred in connection with the transaction with WBD and, at the Company’s option, refinancing certain indebtedness.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1+	Amended and Restated Agreement and Plan of Merger, dated as of January 19, 2026, by and among Netflix, Inc., Nightingale Sub, Inc., Warner Bros. Discovery, Inc. and New Topco 25, Inc.	8-K	001-35727	2.1	January 20, 2026
3.1	Amended and Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022
3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	001-35727	3.1	November 14, 2025
3.3	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023
4.1	Form of Common Stock Certificate	S-1/A	333-83878	4.1	April 16, 2002
4.2	Indenture, dated as of October 27, 2016, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	October 27, 2016
4.3	Indenture, dated as of May 2, 2017, by and between the Company and Wells Fargo Bank, National Association, as Trustee.	8-K	001-35727	4.1	May 3, 2017
4.4	Indenture, dated as of October 26, 2017, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	October 26, 2017
4.5	Indenture, dated as of April 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee	8-K	001-35727	4.1	April 26, 2018
4.6	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (6.375% Senior Notes due 2029)	8-K	001-35727	4.1	October 26, 2018
4.7	Indenture, dated as of October 26, 2018, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.625% Senior Notes due 2029)	8-K	001-35727	4.3	October 26, 2018
4.8	Indenture, dated as of April 29, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (5.375% Senior Notes due 2029)	8-K	001-35727	4.1	April 29, 2019
4.9	Indenture, dated as of April 29, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.875% Senior Notes due 2029)	8-K	001-35727	4.3	April 29, 2019
4.10	Indenture, dated as of October 25, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (4.875% Senior Notes due 2030)	8-K	001-35727	4.1	October 25, 2019
4.11	Indenture, dated as of October 25, 2019, by and between the Company and Wells Fargo Bank National Association, as Trustee (3.625% Senior Notes due 2030)	8-K	001-35727	4.3	October 25, 2019
4.12	Indenture, dated as of July 29, 2024, by and between the Company and Computershare Trust Company, National Association, as Trustee.	S-3	333-281071	4.1	July 29, 2024
4.13	Supplemental Indenture, dated as of August 1, 2024, by and between the Company and Computershare Trust Company, National Association, as Trustee.	8-K	001-35727	4.2	August 1, 2024
4.14	Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934					X
10.1†	Form of Indemnification Agreement entered into by the registrant with each of its executive officers and directors	S-1/A	333-83878	10.1	March 20, 2002
10.2†	2011 Stock Plan					X
10.3†	2020 Stock Plan					X
10.4†	Description of Director Equity Compensation Plan	8-K	001-35727	Item 5.02	January 24, 2018
10.5†	Amended and Restated Performance Bonus Plan	8-K	001-35727	10.1	December 9, 2022
10.6†	Form of Stock Option Agreement under the 2011 Stock Plan	10-K	001-35727	10.11	January 27, 2022

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.7†	Form of Stock Option Agreement under the 2020 Stock Plan	10-K	001-35727	10.11	January 26, 2023
10.8†	Form of Stock Option Agreement under the 2020 Stock Plan (Options Subject to Vesting)	8-K	001-35727	10.1	December 23, 2022
10.9†	Netflix, Inc. 2020 Stock Plan Form of Restricted Stock Unit Award Agreement	8-K	001-35727	10.1	December 8, 2023
10.10†	Netflix, Inc. 2020 Stock Plan Form of Performance-Based Restricted Stock Unit Award Agreement	8-K	001-35727	10.2	December 8, 2023
10.11†	Netflix, Inc. Executive Officer Severance Plan	8-K	001-35727	10.3	December 8, 2023
10.12†	Netflix, Inc. Executive Officer Severance Plan, as Amended Effective as of January 1, 2026	8-K	001-35727	10.1	November 4, 2025
10.13†	Form Consent Letter to Amendment of the Netflix, Inc. Executive Officer Severance Plan	8-K	001-35727	10.2	November 4, 2025
10.14†	Form of Award Amendment Consent Letter	8-K	001-35727	10.3	November 4, 2025
10.15	Commitment Letter, dated as of December 4, 2025, by and among Netflix, Inc., Wells Fargo Bank, National Association, Wells Fargo Strategic Capital, Inc., Wells Fargo Securities, LLC, BNP Paribas, BNP Paribas Securities Corp., HSBC Bank USA, National Association, HSBC Continental Europe, HSBC Bank plc, HSBC Bank Middle East Limited and HSBC Securities (USA) Inc.	8-K	001-35727	10.1	December 5, 2025
10.16	Senior Unsecured Revolving Credit Agreement, dated as of December 19, 2025, among Netflix, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the administrative agent.	8-K	001-35727	10.1	December 22, 2025
10.17	Senior Unsecured Delayed Draw Term Loan Credit Agreement, dated as of December 19, 2025, among Netflix, Inc., the lenders party thereto and Wells Fargo Bank, National Association, as the administrative agent.	8-K	001-35727	10.2	December 22, 2025
10.18	Bridge Facility Incremental Commitments Agreement, dated as of January 19, 2026, by and among Netflix, Inc., Wells Fargo Bank, National Association, Wells Fargo Securities, LLC, BNP Paribas, BNP Paribas Securities Corp., HSBC Bank plc and HSBC Securities (USA) Inc.	8-K	001-35727	10.1	January 20, 2026
19.1	Netflix, Inc. Insider Trading Policy					X
21.1	List of Significant Subsidiaries					X
23.1	Consent of Ernst & Young LLP					X
24	Power of Attorney (see signature page)
31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Netflix, Inc. Clawback Policy	10-K	001-35727	97.1	January 26, 2024

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101
The following financial statements from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags
X
104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL					X

* These certifications are not deemed filed by the SEC and are not to be incorporated by reference in any filing we make under the Securities Act of 1933 or the Securities Exchange Act of 1934, irrespective of any general incorporation language in any filings.
† Indicates a management contract or compensatory plan
+ Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. Netflix agrees to furnish supplementally a copy of any omitted annexes, schedules or exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Netflix, Inc.

Dated:	January 23, 2026	By:	/S/ TED SARANDOS
Ted Sarandos Co-Chief Executive Officer (principal executive officer)

Dated:	January 23, 2026	By:	/S/ GREG PETERS
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

Signature	Title	Date

/S/ TED SARANDOS	Co-Chief Executive Officer and Director (principal executive officer)	January 23, 2026
Ted Sarandos

/S/ GREG PETERS	Co-Chief Executive Officer and Director (principal executive officer)	January 23, 2026
Greg Peters

/S/ SPENCER NEUMANN	Chief Financial Officer (principal financial officer)	January 23, 2026
Spencer Neumann

/S/ JEFFREY KARBOWSKI	Chief Accounting Officer (principal accounting officer)	January 23, 2026
Jeffrey Karbowski

/S/ REED HASTINGS	Chairman and Director	January 23, 2026
Reed Hastings

/S/ RICHARD BARTON	Director	January 23, 2026
Richard Barton

/S/ MATHIAS DÖPFNER	Director	January 23, 2026
Mathias Döpfner

/S/ JAY C. HOAG	Director	January 23, 2026
Jay C. Hoag

/S/ LESLIE J. KILGORE	Director	January 23, 2026
Leslie J. Kilgore

/S/ STRIVE MASIYIWA	Director	January 23, 2026
Strive Masiyiwa

/S/ ANN MATHER	Director	January 23, 2026
Ann Mather

/S/ ELINOR MERTZ	Director	January 23, 2026
Elinor Mertz

/S/ SUSAN RICE	Director	January 23, 2026
Susan Rice

/S/ BRAD SMITH	Director	January 23, 2026
Brad Smith

/S/ ANNE SWEENEY	Director	January 23, 2026
Anne Sweeney