Form 10-Q
period 2026-03-31
NETFLIX INC
filed 2026-04-17
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of March 31, 2026, there were 4,212,794,271 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues	$12,249,757	$10,542,801
Cost of revenues	5,888,238	5,263,147
Sales and marketing	842,217	688,370
Technology and development	959,696	822,823
General and administrative	602,609	421,462
Operating income	3,956,997	3,346,999
Other income (expense):
Interest expense	(262,077)	(184,172)
Interest and other income (expense)	2,852,166	50,899
Income before income taxes	6,547,086	3,213,726
Provision for income taxes	(1,264,295)	(323,375)
Net income	$5,282,791	$2,890,351

Earnings per share:
Basic	$1.25	$0.68
Diluted	$1.23	$0.66
Weighted-average shares of common stock outstanding:
Basic	4,222,787	4,272,695
Diluted	4,298,437	4,369,623

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Net income	$5,282,791	$2,890,351
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax benefit (expense) of $(8) million, and $10 million, respectively	(52,878)	56,915
Net change in unrealized gains (losses) on available-for-sale securities, net of income tax benefit (expense) of $0 million, and $1 million, respectively	—	(1,812)
Cash flow hedges:
Net unrealized gains (losses)	296,152	(375,172)
Reclassification of net (gains) losses included in net income	101,179	(125,161)
Net change, net of income tax benefit (expense) of $(120) million, and $149 million, respectively	397,331	(500,333)
Fair value hedges:
Net change in unrealized gains (losses) excluded from the assessment of effectiveness, net of income tax benefit (expense) of $(0.3) million, and $1 million, respectively	898	(2,667)
Total other comprehensive income (loss)	345,351	(447,897)
Comprehensive income	$5,628,142	$2,442,454

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net income	$5,282,791	$2,890,351
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(4,846,917)	(3,549,657)
Change in content liabilities	45,216	(411,253)
Amortization of content assets	4,217,900	3,823,112
Depreciation and amortization of property, equipment and intangibles	98,575	80,067
Stock-based compensation expense	140,405	71,977
Foreign currency remeasurement loss (gain) on debt	(10,110)	28,547
Other non-cash items	198,227	114,730
Deferred income taxes	58,819	(163,928)
Changes in operating assets and liabilities:
Other current assets	(704,640)	(131,367)
Accounts payable	154	(276,426)
Accrued expenses and other liabilities	1,295,904	306,413
Deferred revenue	(32,282)	88,913
Other non-current assets and liabilities	(453,837)	(82,280)
Net cash provided by operating activities	5,290,205	2,789,199
Cash flows from investing activities:
Purchases of property and equipment	(196,130)	(128,277)
Acquisitions	(585,744)	—
Purchases of investments	—	(156,015)
Proceeds from maturities and sales of investments	—	769,954
Net cash provided by (used in) investing activities	(781,874)	485,662
Cash flows from financing activities:
Repayments of debt	—	(800,000)
Proceeds from issuance of common stock	49,310	351,602
Repurchases of common stock	(1,270,588)	(3,536,396)
Taxes paid related to net share settlement of equity awards	(29,230)	(27,870)
Other financing activities	19,694	(15,652)
Net cash used in financing activities	(1,230,814)	(4,028,316)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(49,838)	150,146
Net increase (decrease) in cash, cash equivalents and restricted cash	3,227,679	(603,309)
Cash, cash equivalents and restricted cash at beginning of period	9,039,194	7,807,337
Cash, cash equivalents and restricted cash at end of period	$12,266,873	$7,204,028

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,259,772	$9,033,681
Short-term investments	28,678	28,678
Other current assets	4,782,532	3,957,832
Total current assets	17,070,982	13,020,191
Content assets, net	33,376,295	32,778,392
Property and equipment, net	2,147,829	2,004,350
Other non-current assets	8,420,808	7,794,060
Total assets	$61,015,914	$55,596,993
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$4,052,278	$4,084,854
Accounts payable	894,681	900,612
Accrued expenses and other liabilities	4,441,986	3,220,869
Deferred revenue	1,743,448	1,775,730
Short-term debt	999,185	998,865
Total current liabilities	12,131,578	10,980,930
Non-current content liabilities	1,626,498	1,579,476
Long-term debt	13,361,331	13,463,971
Other non-current liabilities	2,770,108	2,957,128
Total liabilities	29,889,515	28,981,505
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 49,900,000,000 shares authorized at March 31, 2026 and December 31, 2025; 4,212,794,271 and 4,222,162,150 issued and outstanding at March 31, 2026 and December 31, 2025, respectively	7,478,495	7,286,410
Treasury stock at cost (360,366,959 and 346,541,145 shares at March 31, 2026 and December 31, 2025, respectively)	(23,681,974)	(22,372,658)
Accumulated other comprehensive loss	(235,031)	(580,382)
Retained earnings	47,564,909	42,282,118
Total stockholders’ equity	31,126,399	26,615,488
Total liabilities and stockholders’ equity	$61,015,914	$55,596,993

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended
	March 31, 2026	March 31, 2025
Total stockholders' equity, beginning balances	$26,615,488	$24,743,567

Common stock and additional paid-in capital:
Beginning balances	$7,286,410	$6,252,126
Issuance of common stock	51,680	353,366
Stock-based compensation expense	140,405	71,977
Ending balances	$7,478,495	$6,677,469

Treasury stock:
Beginning balances	$(22,372,658)	$(13,171,638)
Repurchases of common stock to be held as treasury stock	(1,309,316)	(3,583,291)
Ending balances	$(23,681,974)	$(16,754,929)

Accumulated other comprehensive income (loss):
Beginning balances	$(580,382)	$362,162
Other comprehensive income (loss)	345,351	(447,897)
Ending balances	$(235,031)	$(85,735)

Retained earnings:
Beginning balances	$42,282,118	$31,300,917
Net income	5,282,791	2,890,351
Ending balances	$47,564,909	$34,191,268

Total stockholders' equity, ending balances	$31,126,399	$24,028,073

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Notes to Consolidated Financial Statements
(unaudited)

1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying interim consolidated financial statements of Netflix, Inc. and its wholly owned subsidiaries (the “Company”) have been prepared in conformity with accounting principles generally accepted in the United States (“U.S.”) and are consistent in all material respects with those applied in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (the “SEC”) on January 23, 2026. The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and judgments that affect the amounts reported in the consolidated financial statements and accompanying notes. Significant items subject to such estimates and assumptions include the amortization of content assets and the recognition and measurement of income tax assets and liabilities. The Company bases its estimates on historical experience and on various other assumptions that the Company believes to be reasonable under the circumstances. On a regular basis, the Company evaluates the assumptions, judgments and estimates. Actual results may differ from these estimates.
The interim financial information is unaudited, but reflects all normal recurring adjustments that are, in the opinion of management, necessary to fairly present the information set forth herein. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of the results for a full year.
There have been no material changes in the Company’s significant accounting policies as compared to the significant accounting policies described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
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

2. Revenue Recognition
The following table summarizes revenues by region for the three months ended March 31, 2026 and March 31, 2025. Total revenues are inclusive of hedging gains (losses) of $(133) million and $165 million for the three months ended March 31, 2026 and 2025, respectively. See Note 8 Derivative Financial Instruments and Hedging Activities for further information.

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
United States and Canada (UCAN)	$5,245,298	$4,617,098
Europe, Middle East, and Africa (EMEA)	3,998,419	3,404,676
Latin America (LATAM)	1,497,058	1,261,934
Asia-Pacific (APAC)	1,508,982	1,259,093
Total Revenues	$12,249,757	$10,542,801
Deferred revenue consists primarily of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of March 31, 2026, total deferred revenue was $1,743 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. Deferred revenue balances related to gift cards and other prepaid memberships will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. Deferred revenue decreased $32 million from $1,776 million as of December 31, 2025 to $1,743 million as of March 31, 2026. Deferred revenue balances may fluctuate due to the number of paid memberships and the price of our memberships.

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

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands, except per share data)
Basic earnings per share:
Net income	$5,282,791	$2,890,351
Shares used in computation:
Weighted-average shares of common stock outstanding	4,222,787	4,272,695
Basic earnings per share	$1.25	$0.68

Diluted earnings per share:
Net income	$5,282,791	$2,890,351
Shares used in computation:
Weighted-average shares of common stock outstanding	4,222,787	4,272,695
Effect of dilutive stock-based awards	75,650	96,928
Weighted-average number of shares	4,298,437	4,369,623
Diluted earnings per share	$1.23	$0.66

The following table summarizes the potential shares of common stock excluded from the diluted calculation as their inclusion would have been anti-dilutive:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Stock-based awards	5,212	362

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
The following tables summarize the Company's cash, cash equivalents, restricted cash and short-term investments as of March 31, 2026 and December 31, 2025:

	As of March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$3,871,956	$—	$—	$3,871,956	$3,864,916	$—	$6,957	$83
Level 1 securities:
Money market funds	7,754,592	—	—	7,754,592	7,754,531	—	—	61
Level 2 securities:
Time deposits	669,003	—	—	669,003	640,325	28,678	—	—
	$12,295,551	$—	$—	$12,295,551	$12,259,772	$28,678	$6,957	$144

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$5,214,163	$—	$—	$5,214,163	$5,208,710	$—	$5,369	$84
Level 1 securities:
Money market funds	3,259,240	—	—	3,259,240	3,259,180	—	—	60
Level 2 securities:
Time deposits	594,469	—	—	594,469	565,791	28,678	—	—
	$9,067,872	$—	$—	$9,067,872	$9,033,681	$28,678	$5,369	$144
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

5. Balance Sheet Components
Content Assets, Net
Content assets consisted of the following:

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
Licensed content, net	$12,268,097	$12,138,578

Produced content, net
Released, less amortization	10,311,881	10,687,444
In production	10,006,694	9,210,735
In development and pre-production	789,623	741,635
	21,108,198	20,639,814

Content assets, net	$33,376,295	$32,778,392

The following table summarizes the amortization of content assets:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Licensed content	$2,285,813	$1,998,525
Produced content	1,932,087	1,824,587
Total	$4,217,900	$3,823,112
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	March 31, 2026	December 31, 2025	Estimated Useful Lives
	(in thousands)
Land	$154,986	$155,664
Buildings and improvements	538,654	537,082	30 years
Leasehold improvements	1,343,717	1,263,051	Over life of lease
Furniture and fixtures	166,873	157,984	3 years
Information technology	600,663	572,407	3-5 years
Corporate aircraft	160,116	99,164	8-10 years
Machinery and equipment	32,183	30,879	3-5 years
Capital work-in-progress	306,721	285,010
Property and equipment, gross	3,303,913	3,101,241
Less: Accumulated depreciation	(1,156,084)	(1,096,891)
Property and equipment, net	$2,147,829	$2,004,350

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
Information related to the Company's operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Cash paid for operating lease liabilities	$148,341	$118,347
Right-of-use assets obtained in exchange for new operating lease obligations	11,237	72,993

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
Operating lease right-of-use assets, net	$2,100,470	$2,207,161

Current operating lease liabilities	433,478	460,475
Non-current operating lease liabilities	1,948,206	2,052,526
Total operating lease liabilities	$2,381,684	$2,513,001

Other Current Assets
Other current assets consisted of the following:

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
Trade receivables	$2,003,720	$2,031,476
Prepaid expenses	601,821	498,054
Other	2,176,991	1,428,302
Total other current assets	$4,782,532	$3,957,832

6. Acquisitions
In March 2026, the Company completed an acquisition which was accounted for as a business combination for a total purchase price of approximately $587 million, consisting of cash consideration.
On December 4, 2025, the Company entered into a definitive agreement and plan of merger with Warner Bros. Discovery, Inc. (“WBD”), to acquire WBD's streaming and studios businesses, including its film and television studios, HBO Max and HBO (such transaction, the “WBD transaction”), which was then amended by the parties thereto on January 19, 2026 (as so amended and restated, the “Amended and Restated Merger Agreement”).
On February 27, 2026, WBD provided notice to the Company that it had terminated the Amended and Restated Merger Agreement in accordance with its terms in order to enter into an Agreement and Plan of Merger with Paramount Skydance Corporation (“PSKY”). Concurrently with the termination of the Amended and Restated Merger Agreement and entry into such agreement between WBD and PSKY, PSKY, on behalf of WBD, paid a $2.8 billion termination fee owed to Netflix in accordance with the terms of the Amended and Restated Merger Agreement. The $2.8 billion termination fee received was recorded in “Interest and other income (expense)” in the Company’s Consolidated Statements of Operations during the three months ended March 31, 2026.

7. Debt
As of March 31, 2026, the Company had aggregate outstanding notes of $14,361 million, net of $52 million of issuance costs and discounts, with varying maturities (the “Notes”). Of the outstanding balance, $999 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2025, the Company had aggregate outstanding notes of $14,463 million, net of $56 million of issuance costs and discounts. Each of the Notes are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
A portion of the outstanding Notes is denominated in foreign currency (comprised of €4,700 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain, net of hedging impacts, totaling $10 million for the three months ended March 31, 2026). See Note 8 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
The following table provides a summary of the Company's outstanding debt and the fair values based on quoted market prices in less active markets as of March 31, 2026 and December 31, 2025:

	Principal Amount at Par				Level 2 Fair Value as of
	March 31, 2026	December 31, 2025	Issuance Date	Maturity	March 31, 2026	December 31, 2025
	(in millions)				(in millions)
4.375% Senior Notes	1,000	1,000	October 2016	November 2026	1,002	1,006
3.625% Senior Notes(1)	1,497	1,526	May 2017	May 2027	1,508	1,550
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,621	1,634
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,978	1,998
4.625% Senior Notes(1)	1,267	1,292	October 2018	May 2029	1,313	1,363
6.375% Senior Notes	800	800	October 2018	May 2029	848	857
3.875% Senior Notes(1)	1,382	1,409	April 2019	November 2029	1,404	1,455
5.375% Senior Notes	900	900	April 2019	November 2029	929	939
3.625% Senior Notes(1)	1,267	1,292	October 2019	June 2030	1,277	1,322
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,015	1,025
4.900% Senior Notes	1,000	1,000	August 2024	August 2034	1,008	1,025
5.400% Senior Notes	800	800	August 2024	August 2054	775	777
	$14,413	$14,519			$14,678	$14,951
(1) The following Senior Notes have a principal amount denominated in Euro: 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company's ability to create, incur or allow certain liens, and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company's and its subsidiaries assets, to another person. Certain of the Notes additionally limit the ability to enter into sale and lease-back transactions and create, assume, incur or guarantee additional indebtedness of certain of the Company's subsidiaries. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all related covenants.
Revolving Credit Facility
On April 12, 2024, the Company entered into a five-year, $3 billion unsecured revolving credit facility that matures on April 12, 2029 (the “Revolving Credit Agreement”), to replace its previous $1 billion unsecured revolving credit facility. As of March 31, 2026, no amounts have been borrowed under the Revolving Credit Agreement.
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

The Revolving Credit Agreement contains customary affirmative covenants and negative covenants (and customary baskets and exceptions with respect thereto) for a credit facility of this size and type and requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 as of the last day of each fiscal quarter. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all related covenants and ratios.
Commercial Paper Program
In May 2025, the Company established a $3 billion commercial paper program (the “Commercial Paper Program”) under which it may issue short-term unsecured commercial paper notes. Net proceeds from this program may be used for general corporate purposes. There were no borrowings outstanding under the Commercial Paper Program as of March 31, 2026.
WBD Financing
On February 27, 2026, upon the termination of the Amended and Restated Merger Agreement, all related financing arrangements to fund the previously proposed WBD transaction were terminated in accordance with their respective terms. No amounts had been borrowed under any of the financing arrangements and the related expenses were not material.

8. Derivative Financial Instruments and Hedging Activities
The Company uses derivative and non-derivative instruments to manage foreign exchange risk related to its ongoing business operations with the primary objective of reducing earnings and cash flow volatility associated with fluctuations in foreign exchange rates.

Notional Amount of Derivative Contracts
The net notional amounts of the Company’s outstanding derivative instruments were as follows:

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$20,900,610	$21,066,760
Fair value hedges	2,931,522	2,884,792
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,481,615	1,555,502
Total	$25,313,747	$25,507,054
As of both March 31, 2026 and December 31, 2025, approximately $1.9 billion of the Company’s Euro-denominated Senior Notes were designated as hedges of the foreign exchange risk of the Company’s net investment in certain foreign subsidiaries.
As of both March 31, 2026 and December 31, 2025, the carrying amount of the Company's Euro-denominated Senior Notes (included in “Long-term debt” on the Company's Consolidated Balance Sheets), which were designated as the hedged items in fair value hedges, was approximately $2.9 billion.
See Note 7 Debt for further information on the Company’s debt obligations.

Fair Value of Derivative Contracts
The fair value of the Company’s outstanding derivative instruments was as follows:

	As of March 31, 2026
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$254,144	$244,483	$344,764	$106,143
Derivatives not designated as hedging instruments:
Foreign exchange contracts	32,061	—	15,325	—
Total	$286,205	$244,483	$360,089	$106,143

	As of December 31, 2025
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$192,828	$88,985	$426,341	$214,574
Derivatives not designated as hedging instruments:
Foreign exchange contracts	3,463	—	11,704	—
Total	$196,291	$88,985	$438,045	$214,574
The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate yield curves, and forward and spot prices for currencies.
As of March 31, 2026, the pre-tax net accumulated gain on our foreign currency cash flow hedges included in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets expected to be recognized in earnings within the next 12 months is $23 million.
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
The potential offsetting effect to the Company’s derivative assets and liabilities under its master netting agreements and collateral security agreements were as follows:

	As of March 31, 2026
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$530,688	$—	$530,688	$(413,631)	$—	$117,057
Derivative liabilities	466,232	—	466,232	(413,631)	—	52,601

	As of December 31, 2025
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$285,276	$—	$285,276	$(282,469)	$—	$2,807
Derivative liabilities	652,619	—	652,619	(282,469)	—	370,150

Effect of Derivative and Non-Derivative Instruments on Consolidated Financial Statements
The pre-tax gains (losses) on the Company’s cash flow hedges, fair value hedges, and net investment hedges recognized in AOCI were as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Cash flow hedges:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$385,230	$(486,967)
Fair value hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	(12,094)	(18,031)
Net investment hedges:
Foreign currency-denominated debt
Amount included in the assessment of effectiveness	36,503	(44,600)
Total	$409,639	$(549,598)
The gains (losses) on hedged items and derivative instruments recognized in the Consolidated Statement of Operations were as follows:

	Three Months Ended
	March 31, 2026			March 31, 2025
	Revenues	Cost of Revenues	Interest and Other Income (Expense)	Revenues	Cost of Revenues	Interest and Other Income (Expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$12,249,757	$5,888,238	$2,852,166	$10,542,801	$5,263,147	$50,899

Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(132,517)	904	—	164,796	(2,339)	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	55,901	—	—	(153,825)
Derivatives designated as hedging instruments	—	—	(59,085)	—	—	157,435
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(13,263)	—	—	(14,569)
Gains (losses) on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	8,135	—	—	(20,950)

9. Commitments and Contingencies

Content
As of March 31, 2026, the Company had $24.1 billion of obligations comprised of $4.1 billion included in “Current content liabilities” and $1.6 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $18.5 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
As of December 31, 2025, the Company had $24.0 billion of obligations comprised of $4.1 billion included in “Current content liabilities” and $1.6 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $18.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
Less than one year	$11,779,222	$11,528,030
Due after one year and through three years	8,611,852	8,376,160
Due after three years and through five years	2,825,509	3,041,538
Due after five years	922,848	1,093,500
Total content obligations	$24,139,431	$24,039,228

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
The following table summarizes the activities related to the Company’s stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2025	127,679,804	$36.07
Granted	1,893,388	89.73
Exercised	(3,784,575)	13.66
Expired	(23,270)	9.82
Balances as of March 31, 2026	125,765,347	$37.56
Vested and exercisable as of March 31, 2026	125,765,347	$37.56

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
The following table summarizes the activities related to the Company’s unvested RSUs and PSUs:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Balances as of December 31, 2025	1,585,260	$98.68
Granted(1)	1,245,383	82.91
Vested(1)	(673,360)	79.43
Forfeited	—	—
Balances as of March 31, 2026	2,157,283	$95.59
(1) Amounts include 264,300 PSU awards that were granted and 528,600 PSU awards that vested based on the achievement of market-based performance targets during the performance period ended December 31, 2025, but were settled in the first quarter of 2026.

Stock-Based Compensation
Total stock-based compensation expense was $140 million and $72 million for the three months ended March 31, 2026 and 2025, respectively.
Stock Repurchases
In September 2023, the Board of Directors authorized the repurchase of up to $10 billion of the Company’s common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three months ended March 31, 2026, the Company repurchased 13,497,098 shares of common stock for an aggregate amount of $1.3 billion. As of March 31, 2026, $6.8 billion remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of March 31, 2026, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three months ended March 31, 2026 and 2025:

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of December 31, 2025	$(193,615)	$(112,256)	$(389,289)	$(3,565)	$—	$118,343	$(580,382)
Other comprehensive income (loss) before reclassifications	(80,940)	36,503	385,230	(12,094)	—	(94,723)	233,976
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	131,613	13,263	—	(33,501)	111,375
Net change in accumulated other comprehensive income (loss)	(80,940)	36,503	516,843	1,169	—	(128,224)	345,351
Balances as of March 31, 2026	$(274,555)	$(75,753)	$127,554	$(2,396)	$—	$(9,881)	$(235,031)

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of December 31, 2024	$(376,833)	$32,400	$914,369	$9,233	$3,260	$(220,267)	$362,162
Other comprehensive income (loss) before reclassifications	91,276	(44,600)	(486,967)	(18,031)	(2,232)	126,687	(333,867)
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	(162,457)	14,569	(121)	33,979	(114,030)
Net change in accumulated other comprehensive income (loss)	91,276	(44,600)	(649,424)	(3,462)	(2,353)	160,666	(447,897)
Balances as of March 31, 2025	$(285,557)	$(12,200)	$264,945	$5,771	$907	$(59,601)	$(85,735)
The following tables summarize the amounts reclassified from AOCI to the Consolidated Statements of Operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026
	Revenues	Cost of Revenues	Interest and Other Income (Expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$—	$—	$—
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(132,517)	904	—	30,434	(101,179)
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(13,263)	3,067	(10,196)
Total	$(132,517)	$904	$(13,263)	$33,501	$(111,375)

	Three Months Ended
	March 31, 2025
	Revenues	Cost of Revenues	Interest and Other Income (Expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$121	$(28)	$93
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	164,796	(2,339)	—	(37,296)	125,161
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(14,569)	3,345	(11,224)
Total	$164,796	$(2,339)	$(14,448)	$(33,979)	$114,030

11. Income Taxes

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands, except percentages)
Provision for income taxes	$1,264,295	$323,375
Effective tax rate	19%	10%

The effective tax rate for the three months ended March 31, 2026 differed from the Federal statutory rate primarily due to the foreign-derived income deduction and excess tax benefits on stock-based compensation.

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31, 2026	March 31, 2025
	(in thousands)
Revenues	$12,249,757	$10,542,801
Less:
Content amortization	4,217,900	3,823,112
Other cost of revenues	1,670,338	1,440,035
Sales and marketing	842,217	688,370
Technology and development	959,696	822,823
General and administrative	602,609	421,462
Operating income	3,956,997	3,346,999
Operating margin	32.3%	31.7%

Other income (expense)
Interest expense	(262,077)	(184,172)
Interest and other income (expense)(1)	2,852,166	50,899
Income before income taxes	6,547,086	3,213,726
Provision for income taxes	(1,264,295)	(323,375)
Net income	$5,282,791	$2,890,351
(1) Includes a $2.8 billion termination fee received in connection with the termination of the WBD transaction during the three months ended March 31, 2026, as well as interest income of $70 million and $82 million for the three months ended March 31, 2026 and 2025, respectively.
See the consolidated financial statements for other financial information regarding the Company’s operating segment.
Total U.S. revenues were $4.9 billion and $4.3 billion for the three months ended March 31, 2026 and 2025, respectively. See Note 2 Revenue Recognition for additional information about revenues by region.
The Company's long-lived tangible assets, as well as the Company's operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, were located as follows:

	As of
	March 31, 2026	December 31, 2025
	(in thousands)
United States	$3,126,487	$3,075,477
International	1,121,812	1,136,034

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our ability to improve our content offerings and service; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, and profitability; liquidity, including the sufficiency of our capital resources, net cash provided by (used in) operating activities, access to financing sources and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; stock price volatility; impact of foreign exchange rate fluctuations, including on net income and revenues; expectations regarding hedging activity; impact of interest rate fluctuations; adequacy of existing facilities; future regulatory changes and their impact on our business; intellectual property; cybersecurity; price changes and testing; accounting treatment for changes related to content assets; acquisitions; actions by competitors; partnerships; advertising; multi-household usage; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming, consumer products and experiences; impact of work stoppages; content amortization; resolution of tax examinations; tax expense; unrecognized tax benefits; deferred tax assets; resolution of disputes and other proceedings; our ability to effectively manage change and growth; our company culture; and our ability to attract and retain qualified employees and key personnel. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-

looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on January 23, 2026, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A.
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

Overview
We are one of the world’s leading entertainment services offering TV series, films, games and live programming across a wide variety of genres and languages. Members can play, pause and resume watching as much as they want, anytime, anywhere, and can change their plans at any time.
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

Results of Operations

The following represents our consolidated performance highlights:

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Q1'26 vs. Q1'25
	(in thousands, except percentages)
Financial Results:
Revenues	$12,249,757	$10,542,801	$1,706,956	16%
Constant currency change in revenues(1)				14%

Operating income	$3,956,997	$3,346,999	$609,998	18%
Operating margin	32.3%	31.7%	0.6%

Net income	$5,282,791	$2,890,351	$2,392,440	83%

(1) See the “Non-GAAP Constant Currency Information” section below for additional details on our use of constant currency revenue.
Operating margin for the three months ended March 31, 2026 increased by approximately one percentage point as compared to the prior comparative period. The increase in operating margin was primarily driven by revenue growth outpacing the growth in cost of revenues, partially offset by general and administrative, sales and marketing, and technology and development expenses growing at a faster rate relative to revenue growth.
Net income for the three months ended March 31, 2026 increased $2,392 million as compared to the prior comparative period, primarily driven by an increase in interest and other income (expense) due to a $2.8 billion termination fee received in connection with the termination of our agreement with Warner Bros. Discovery, Inc. (“WBD”) to acquire WBD’s streaming and studios businesses, including its film and television studios, HBO Max and HBO (such transaction, the “WBD transaction”). The increase in net income was additionally impacted by a $610 million increase in operating income, driven by a $1,707 million increase in revenues, partially offset by a $625 million increase in cost of revenues due to an increase in content amortization, and a $941 million increase in the provision for income taxes.

Revenues
We primarily derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of March 31, 2026, pricing on our plans ranged from the U.S. dollar equivalent of $1 to $39 per month, and pricing on our extra member sub accounts ranged from the U.S. dollar equivalent of $2 to $10 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
We also earn revenues from advertisements presented on our streaming service, consumer products and experiences, and various other sources. Revenues earned from sources other than monthly membership fees were not a material component of revenues for the three months ended March 31, 2026 and March 31, 2025.

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Q1'26 vs. Q1'25
	(in thousands, except percentages)
Revenues	$12,249,757	$10,542,801	$1,706,956	16%
Revenues for the three months ended March 31, 2026 increased 16% as compared to the three months ended March 31, 2025, primarily due to the growth in memberships, price increases, and increased advertising revenue.
The following table summarizes revenues by region for the three months ended March 31, 2026 and 2025. Total revenues are inclusive of hedging gains (losses) of $(133) million and $165 million for the three months ended March 31, 2026 and 2025, respectively. See Note 8 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Q1'26 vs. Q1'25
	(in thousands, except percentages)
United States and Canada (UCAN)	$5,245,298	$4,617,098	$628,200	14%
Europe, Middle East, and Africa (EMEA)	3,998,419	3,404,676	593,743	17%
Latin America (LATAM)	1,497,058	1,261,934	235,124	19%
Asia-Pacific (APAC)	1,508,982	1,259,093	249,889	20%
Total Revenues	$12,249,757	$10,542,801	$1,706,956	16%

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
The table below summarizes constant currency revenues by region for the three months ended March 31, 2026 and the constant currency percentage change in revenues by region for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025:

	Three Months Ended				Three Months Ended			Change
	March 31, 2026				March 31, 2025			Q1'26 vs. Q1'25
	As Reported	Constant Currency Adjustment	Hedging (Gains) Losses Included in Revenues	Constant Currency Revenues	As Reported	Hedging (Gains) Losses Included in Revenues	Revenues Less Hedging Impact	Reported Change	Constant Currency Change
	(in thousands, except percentages)
UCAN	$5,245,298	$(20,306)	$(463)	$5,224,529	$4,617,098	$(14,552)	$4,602,546	14%	14%
EMEA	3,998,419	(418,871)	113,651	3,693,199	3,404,676	(105,225)	3,299,451	17%	12%
LATAM	1,497,058	(60,512)	31,286	1,467,832	1,261,934	(13,936)	1,247,998	19%	18%
APAC	1,508,982	(40,823)	(11,957)	1,456,202	1,259,093	(31,083)	1,228,010	20%	19%
Total Revenues	$12,249,757	$(540,512)	$132,517	$11,841,762	$10,542,801	$(164,796)	$10,378,005	16%	14%

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

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Q1'26 vs. Q1'25
	(in thousands, except percentages)
Cost of revenues	$5,888,238	$5,263,147	$625,091	12%
As a percentage of revenues	48%	50%
The increase in cost of revenues was primarily due to a $395 million increase in content amortization relating to our existing and new content. No individual component of the remaining increase in cost of revenues was material.
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

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Q1'26 vs. Q1'25
	(in thousands, except percentages)
Sales and marketing	$842,217	$688,370	$153,847	22%
As a percentage of revenues	7%	7%
The increase in sales and marketing expenses was primarily driven by a $113 million increase in marketing expenses, coupled with a $48 million increase in personnel-related costs, primarily due to the growth in advertising sales headcount.

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

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Q1'26 vs. Q1'25
	(in thousands, except percentages)
Technology and development	$959,696	$822,823	$136,873	17%
As a percentage of revenues	8%	8%
The increase in technology and development expenses was primarily due to a $105 million increase in personnel-related costs.
General and Administrative
General and administrative expenses consist primarily of payroll, stock-based compensation, facilities, and other related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Q1'26 vs. Q1'25
	(in thousands, except percentages)
General and administrative	$602,609	$421,462	$181,147	43%
As a percentage of revenues	5%	4%
The increase in general and administrative expenses was primarily due to an $88 million increase in third-party expenses, driven by higher legal fees and transaction-related costs, including those associated with the WBD transaction. General and administrative expenses also increased due to a $79 million increase in personnel-related costs.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations and the amortization of debt issuance costs. See Note 7 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Q1'26 vs. Q1'25
	(in thousands, except percentages)
Interest expense	$262,077	$184,172	$77,905	42%
As a percentage of revenues	2%	2%
Interest expense primarily consisted of interest on our Notes of $176 million for the three months ended March 31, 2026. The increase in interest expense for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025 was primarily driven by higher amortization of debt issuance costs, including approximately $85 million recognized in connection with the termination of financing arrangements associated with the WBD transaction. See Note 7 Debt for additional details regarding the termination of financing arrangements associated with the WBD transaction.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances, gains and losses on certain derivative instruments, interest earned on cash, cash equivalents and short-term investments, and miscellaneous other income and expenses.

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Q1'26 vs. Q1'25
	(in thousands, except percentages)
Interest and other income (expense)	$2,852,166	$50,899	$2,801,267	5,504%
As a percentage of revenues	23%	—%
Interest and other income (expense) increased in the three months ended March 31, 2026, primarily due to a $2.8 billion termination fee received in connection with the termination of the WBD transaction. See Note 6 Acquisitions for further information.
Provision for Income Taxes

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Q1'26 vs. Q1'25
	(in thousands, except percentages)
Provision for income taxes	$1,264,295	$323,375	$940,920	291%
Effective tax rate	19%	10%
The increase in the effective tax rate for the three months ended March 31, 2026, as compared to the same period in 2025, was primarily due to a decrease in tax benefits associated with lower excess tax benefits on stock-based compensation as well as lower foreign-derived income deduction relative to the growth in income before income taxes.

Liquidity and Capital Resources

	As of		Change
	March 31, 2026	December 31, 2025	March 31, 2026 vs. December 31, 2025
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$12,295,551	$9,067,872	$3,227,679	36%
Short-term and long-term debt	14,360,516	14,462,836	(102,320)	(1)%

Cash, cash equivalents, restricted cash and short-term investments increased $3,228 million in the three months ended March 31, 2026, primarily due to cash provided by operations, which includes the receipt of a $2.8 billion termination fee in connection with the termination of the WBD transaction, partially offset by repurchases of stock and cash paid for acquisitions. See Note 6 Acquisitions for further information.
Debt, net of debt issuance costs and discounts, decreased $102 million primarily due to the remeasurement of our Euro-denominated notes in the three months ended March 31, 2026. The amount of principal and interest on our outstanding notes due in the next twelve months is $1,686 million. See Note 7 Debt in the accompanying notes to our consolidated financial statements.
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
Financing Arrangements
On April 12, 2024, we entered into a five-year, $3 billion unsecured revolving credit facility that matures on April 12, 2029 (the “Revolving Credit Agreement”). In May 2025, we established a $3 billion commercial paper program (the “Commercial Paper Program”) under which we may issue short-term unsecured commercial paper notes. As of March 31, 2026, no amounts have been borrowed under the Revolving Credit Agreement or the Commercial Paper Program.
On February 27, 2026, upon the termination of the Amended and Restated Merger Agreement, all related financing arrangements to fund the previously proposed WBD transaction were terminated in accordance with their respective terms. No amounts had been borrowed under any of the financing arrangements and the related expenses were not material.
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
Share Repurchases
In September 2023, the Board of Directors authorized the repurchase of up to $10 billion of our common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. During the three months ended March 31, 2026, the Company repurchased 13,497,098 shares of common stock for an aggregate amount of $1.3 billion. As of March 31, 2026, $6.8 billion remains available for repurchases.
Material Cash Requirements
We currently anticipate that cash flows from operations, available funds and access to financing sources, including our Revolving Credit Facility and Commercial Paper Program, will continue to be sufficient to meet our cash needs for the next twelve months and beyond.
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of March 31, 2026, the expected timing of those payments are as follows:

	Payments due by Period
Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations (1)	$24,139,431	$11,779,222	$12,360,209
Debt (2)	17,926,034	1,686,288	16,239,746
Operating lease obligations (3)	2,766,274	485,766	2,280,508
Total	$44,831,739	$13,951,276	$30,880,463

(1)As of March 31, 2026, content obligations were comprised of $4.1 billion included in “Current content liabilities” and $1.6 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $18.5 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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

(2)Debt obligations include our Notes consisting of principal and interest payments. See Note 7 Debt to the consolidated financial statements for further details.

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
Cash Flows
The following table summarizes our cash flows:

	Three Months Ended		Change
	March 31, 2026	March 31, 2025	Q1'26 vs. Q1'25
	(in thousands, except percentages)
Net cash provided by operating activities	$5,290,205	$2,789,199	$2,501,006	90%
Net cash provided by (used in) investing activities	(781,874)	485,662	(1,267,536)	(261)%
Net cash used in financing activities	(1,230,814)	(4,028,316)	(2,797,502)	(69)%

Net cash provided by operating activities for the three months ended March 31, 2026 increased $2,501 million as compared to the corresponding period in 2025, primarily driven by a $2,392 million or 83% increase in net income which was largely attributable to an increase in interest and other income (expense) due to a $2.8 billion termination fee received in connection with the termination of the WBD transaction, a $749 million increase in adjustments for non-cash expenses, and $200 million in favorable changes in working capital, partially offset by an $841 million increase in payments for content assets. Changes in working capital includes $729 million of non-routine payments made during the current period in connection with non-income tax assessments in Brazil for prior tax periods, which were offset by favorable changes in other working capital balances.
Net cash used in investing activities for the three months ended March 31, 2026 increased $1,268 million as compared to the corresponding period in 2025, primarily due to a net decrease of $614 million in cash flows from maturities, sales and purchases of investments, coupled with net cash outflows for acquisitions for an aggregate amount of $586 million in the three months ended March 31, 2026, as compared to no acquisition-related cash flows in the corresponding period in 2025. In addition, purchases of property and equipment increased $68 million in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.
Net cash used in financing activities for the three months ended March 31, 2026 decreased $2,798 million as compared to the corresponding period in 2025, primarily driven by a $2,266 million decrease in repurchases of common stock, coupled with no repayments of debt in the three months ended March 31, 2026, as compared to $800 million in repayments of debt in the corresponding period in 2025. In addition, proceeds from the issuance of common stock decreased $302 million in the three months ended March 31, 2026 as compared to the three months ended March 31, 2025.

Indemnification
The information set forth under Note 9 Commitments and Contingencies to the consolidated financial statements under the caption “Indemnification” is incorporated herein by reference.

Critical Accounting Estimates
The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles and the Company’s discussion and analysis of its financial condition and operating results require the Company’s management to make judgments, assumptions and estimates that affect the amounts reported. Note 1, “Basis of Presentation and Summary of Significant Accounting Policies” of the Notes to consolidated Financial Statements in Part I, Item 1 of this Form 10-Q and in the Notes to Consolidated Financial Statements in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2025, describe the significant accounting policies and methods used in the preparation of the Company’s consolidated financial statements. There have been no material changes to the Company’s critical accounting estimates included in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risks related to interest rate changes, which affect the market values of our investments and debt, as well as foreign currency fluctuations.

Interest Rate Risk
As of March 31, 2026, our cash equivalents were generally invested in money market funds and time deposits. Interest paid on such funds fluctuates with the prevailing interest rate.
As of March 31, 2026, we had $14.4 billion of debt, consisting of fixed rate unsecured debt in twelve tranches due between 2026 and 2054. Refer to Note 7 Debt to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.

Foreign Currency Risk
We operate our business globally and transact in multiple currencies. Currencies denominated in other than the U.S. dollar accounted for 58% of revenue and 30% of operating expenses for the three months ended March 31, 2026. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Brazilian real, Mexican peso, Canadian dollar, and Argentine peso.
Accordingly, volatility in exchange rates and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. Our revenues, on a constant currency basis, would have been approximately $408 million lower for the three months ended March 31, 2026 than our reported revenues of $12,250 million. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our non-GAAP financial measure of constant currency.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted U.S. dollar-equivalent revenues from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges of forecasted foreign currency revenue and initially record the gains or losses on these derivative instruments as a component of accumulated other comprehensive income (“AOCI”) and reclassify the amounts into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. If the U.S. dollar weakened by 10% as of March 31, 2026 and December 31, 2025, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $2,263 million and $2,296 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying forecasted revenues when recognized in earnings.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted and firmly committed U.S. dollar-equivalent transactions related to the licensing and production of content assets from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Cost of Revenues” to offset the hedged exposures as they affect earnings, which occurs as the underlying hedged content assets are amortized. If the U.S. dollar strengthened by 10% as of March 31, 2026 and December 31, 2025, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $274 million and $237 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying exposures when recognized in earnings.
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
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. We enter into foreign exchange forward contracts to mitigate the foreign exchange risk on intercompany transactions and monetary assets and liabilities that are not denominated in the functional currencies of the Company and its subsidiaries. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. Certain contracts are not designated as hedging instruments and the gains or losses on these derivative instruments are recorded in “Interest and other income (expense)” in the Consolidated Statements of Operations. We also designate certain contracts as fair value hedges to mitigate the foreign exchange risk on the remeasurement of our foreign-currency denominated debt. The gains or losses on these derivative instruments included in the assessment of hedge effectiveness are recorded in “Interest and other income (expense),” net with the offsetting foreign currency remeasurement gains and losses on the hedged items. If an adverse change in exchange rates of 10% was applied to our monetary assets and liabilities denominated in currencies other than the functional currencies as of March 31, 2026 and December 31, 2025, income before income taxes would have been approximately $32 million and $1 million lower, respectively, after considering the offsetting impact of the foreign currency exchange contracts and our net investment hedges.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.Legal Proceedings
The information set forth under Note 9 Commitments and Contingencies in the notes to the consolidated financial statements under the caption “Legal Proceedings” is incorporated herein by reference.

Item 1A.Risk Factors
There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
Company Purchases of Equity Securities
Stock repurchases during the three months ended March 31, 2026 were as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
				(in thousands)
January 1 - 31, 2026	—	—	—	$8,046,784
February 1 - 28, 2026	—	—	—	$8,046,784
March 1 - 31, 2026	13,497,098	$94.14	13,497,098	$6,776,196
Total	13,497,098		13,497,098

(1) In September 2023, the Company’s Board of Directors authorized the repurchase of up to $10 billion of its common stock, with no expiration date, and in December 2024, the Board of Directors increased the share repurchase authorization by an additional $15 billion, also with no expiration date. For further information regarding stock repurchase activity, see Note 10 Stockholders’ Equity to the consolidated financial statements in this Quarterly Report.

(2) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

Item 5.Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended March 31, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
David Hyman(1)	Chief Legal Officer	Adoption	1/29/2026	2/12/2027	368,120

(1) David Hyman, Chief Legal Officer, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on January 29, 2026. Mr. Hyman's plan provides for the potential exercise of vested stock options and the associated sale of up to 368,120 shares of Netflix common stock. This figure includes 21,750 Performance Share Units ("PSUs") that are expected to vest during the term of the 10b5-1 plan, which are assumed to vest at 100% of the target award amount. The actual number of PSUs that may vest can vary between 0% - 200% of the target award of PSUs, subject to the achievement of certain performance conditions as set forth in the PSU award agreement, less shares to be withheld for tax withholding obligations. The plan expires on February 12, 2027, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately preceding the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	001-35727	3.1	November 14, 2025

3.3	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders' Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	April 17, 2026	By:	/s/ Ted Sarandos
Ted Sarandos Co-Chief Executive Officer (Principal executive officer)

Dated:	April 17, 2026	By:	/s/ Greg Peters
Greg Peters Co-Chief Executive Officer (Principal executive officer)

Dated:	April 17, 2026	By:	/s/ Jeffrey Karbowski
Jeffrey Karbowski Chief Accounting Officer (Principal accounting officer)