Form 10-Q
period 2026-06-30
NETFLIX INC
filed 2026-07-17
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2026, there were 4,163,939,676 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues	$12,559,938	$11,079,166	$24,809,695	$21,621,967
Cost of revenues	6,036,965	5,325,311	11,925,203	10,588,458
Sales and marketing	823,838	713,265	1,666,055	1,401,635
Technology and development	1,007,675	824,683	1,967,371	1,647,506
General and administrative	498,850	441,213	1,101,459	862,675
Operating income	4,192,610	3,774,694	8,149,607	7,121,693
Other income (expense):
Interest expense	(175,685)	(182,649)	(437,762)	(366,821)
Interest and other income (expense)	51,661	39,630	2,903,827	90,529
Income before income taxes	4,068,586	3,631,675	10,615,672	6,845,401
Provision for income taxes	(667,172)	(506,262)	(1,931,467)	(829,637)
Net income	$3,401,414	$3,125,413	$8,684,205	$6,015,764

Earnings per share:
Basic	$0.81	$0.74	$2.06	$1.41
Diluted	$0.80	$0.72	$2.03	$1.38
Weighted-average shares of common stock outstanding:
Basic	4,189,303	4,252,112	4,205,952	4,262,347
Diluted	4,261,300	4,348,825	4,279,776	4,359,167

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$3,401,414	$3,125,413	$8,684,205	$6,015,764
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax benefit (expense) of $(3) million, $21 million, $(12) million, and $32 million, respectively	3,549	97,341	(49,329)	154,256
Net change in unrealized gains (losses) on available-for-sale securities, net of income tax benefit (expense) of $0, $0.2 million, $0, and $1 million, respectively	—	(699)	—	(2,511)
Cash flow hedges:
Net unrealized gains (losses)	92,357	(941,572)	388,509	(1,316,744)
Reclassification of net (gains) losses included in net income	37,301	28,537	138,480	(96,624)
Net change, net of income tax benefit (expense) of $(39) million, $272 million, $(159) million, and $421 million, respectively	129,658	(913,035)	526,989	(1,413,368)
Fair value hedges:
Net change in unrealized gains (losses) excluded from the assessment of effectiveness, net of income tax benefit (expense) of $(1) million, $1 million, $(2) million, and $2 million, respectively	4,707	(2,540)	5,605	(5,207)
Total other comprehensive income (loss)	137,914	(818,933)	483,265	(1,266,830)
Comprehensive income	$3,539,328	$2,306,480	$9,167,470	$4,748,934

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net income	$3,401,414	$3,125,413	$8,684,205	$6,015,764
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(4,927,523)	(3,835,813)	(9,774,440)	(7,385,470)
Change in content liabilities	(181,794)	(214,052)	(136,578)	(625,305)
Amortization of content assets	4,311,309	3,832,074	8,529,209	7,655,186
Depreciation and amortization of property, equipment and intangibles	100,530	80,013	199,105	160,080
Stock-based compensation expense	131,312	80,862	271,717	152,839
Foreign currency remeasurement loss (gain) on debt	(8,813)	55,238	(18,923)	83,785
Other non-cash items	141,356	120,139	339,583	234,869
Deferred income taxes	81,260	(135,755)	140,079	(299,683)
Changes in operating assets and liabilities:
Other current assets	111,713	(176,683)	(592,927)	(308,050)
Accounts payable	(157,397)	11,046	(157,243)	(265,380)
Accrued expenses and other liabilities	(1,249,793)	(267,235)	46,111	39,178
Deferred revenue	54,008	118,635	21,726	207,548
Other non-current assets and liabilities	(63,770)	(370,624)	(517,607)	(452,904)
Net cash provided by operating activities	1,743,812	2,423,258	7,034,017	5,212,457
Cash flows from investing activities:
Purchases of property and equipment	(218,644)	(155,889)	(414,774)	(284,166)
Acquisitions	—	—	(585,744)	—
Purchases of investments	—	(1,650)	—	(157,665)
Proceeds from maturities and sales of investments	—	962,413	—	1,732,367
Other investing activities	—	(36,190)	—	(36,190)
Net cash provided by (used in) investing activities	(218,644)	768,684	(1,000,518)	1,254,346
Cash flows from financing activities:
Repayments of debt	—	(1,033,450)	—	(1,833,450)
Proceeds from issuance of common stock	59,980	169,066	109,290	520,668
Repurchases of common stock	(4,714,403)	(1,654,327)	(5,984,991)	(5,190,723)
Taxes paid related to net share settlement of equity awards	(6,631)	(6,114)	(35,861)	(33,984)
Other financing activities	(8,573)	21,957	11,121	6,305
Net cash used in financing activities	(4,669,627)	(2,502,868)	(5,900,441)	(6,531,184)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(19,628)	287,471	(69,466)	437,617
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,164,087)	976,545	63,592	373,236
Cash, cash equivalents and restricted cash at beginning of period	12,266,873	7,204,028	9,039,194	7,807,337
Cash, cash equivalents and restricted cash at end of period	$9,102,786	$8,180,573	$9,102,786	$8,180,573

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,099,232	$9,033,681
Short-term investments	28,678	28,678
Other current assets	4,725,393	3,957,832
Total current assets	13,853,303	13,020,191
Content assets, net	33,837,573	32,778,392
Property and equipment, net	2,398,848	2,004,350
Other non-current assets	8,360,717	7,794,060
Total assets	$58,450,441	$55,596,993
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$3,866,522	$4,084,854
Accounts payable	814,551	900,612
Accrued expenses and other liabilities	3,172,611	3,220,869
Deferred revenue	1,797,456	1,775,730
Short-term debt	2,483,758	998,865
Total current liabilities	12,134,898	10,980,930
Non-current content liabilities	1,625,600	1,579,476
Long-term debt	11,825,548	13,463,971
Other non-current liabilities	2,712,343	2,957,128
Total liabilities	28,298,389	28,981,505
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 49,900,000,000 shares authorized at June 30, 2026 and December 31, 2025; 4,163,939,676 and 4,222,162,150 issued and outstanding at June 30, 2026 and December 31, 2025, respectively	7,670,503	7,286,410
Treasury stock at cost (413,373,678 and 346,541,145 shares at June 30, 2026 and December 31, 2025, respectively)	(28,387,657)	(22,372,658)
Accumulated other comprehensive loss	(97,117)	(580,382)
Retained earnings	50,966,323	42,282,118
Total stockholders’ equity	30,152,052	26,615,488
Total liabilities and stockholders’ equity	$58,450,441	$55,596,993

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total stockholders’ equity, beginning balances	$31,126,399	$24,028,073	$26,615,488	$24,743,567

Common stock and additional paid-in capital:
Beginning balances	$7,478,495	$6,677,469	$7,286,410	$6,252,126
Issuance of common stock	60,696	174,497	112,376	527,863
Stock-based compensation expense	131,312	80,862	271,717	152,839
Ending balances	$7,670,503	$6,932,828	$7,670,503	$6,932,828

Treasury stock:
Beginning balances	$(23,681,974)	$(16,754,929)	$(22,372,658)	$(13,171,638)
Repurchases of common stock to be held as treasury stock	(4,705,683)	(1,638,013)	(6,014,999)	(5,221,304)
Ending balances	$(28,387,657)	$(18,392,942)	$(28,387,657)	$(18,392,942)

Accumulated other comprehensive income (loss):
Beginning balances	$(235,031)	$(85,735)	$(580,382)	$362,162
Other comprehensive income (loss)	137,914	(818,933)	483,265	(1,266,830)
Ending balances	$(97,117)	$(904,668)	$(97,117)	$(904,668)

Retained earnings:
Beginning balances	$47,564,909	$34,191,268	$42,282,118	$31,300,917
Net income	3,401,414	3,125,413	8,684,205	6,015,764
Ending balances	$50,966,323	$37,316,681	$50,966,323	$37,316,681

Total stockholders’ equity, ending balances	$30,152,052	$24,951,899	$30,152,052	$24,951,899

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
Stock Split
On November 14, 2025, the Company completed a ten-for-one forward stock split of the Company’s issued common stock (the “Stock Split”). Each shareholder as of the record date of November 10, 2025 received nine additional shares of common stock for every share held. References made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Stock Split.
Significant Accounting Policies
The following is provided to update the Company’s significant accounting policies previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Derivative Financial Instruments and Hedging Activities
The Company uses derivative and non-derivative instruments to manage foreign exchange risk and interest rate risk related to its ongoing business operations.
Interest Rate Risk
Fair value hedges
The Company enters into interest rate swap agreements to manage its exposure to changes in the fair value of its fixed-rate debt attributable to changes in the benchmark interest rate. These hedges may reduce, but do not entirely eliminate, the effect of interest rate movements, and the Company may choose not to hedge the full amount of its exposure. The Company designates these agreements as fair value hedges of specifically identified tranches of its fixed-rate debt. Changes in the fair value of the interest rate swap instruments are recognized in “Interest expense” on the Consolidated Statements of Operations, net with the offsetting changes in the fair value of the designated hedged debt attributable to changes in the benchmark interest rate. Net periodic settlements between the Company and its swap counterparties are recognized as adjustments to “Interest expense” in the period in which they accrue. Cash flows from hedging activities are classified within “Net cash provided by operating activities” on the Consolidated Statements of Cash Flows, consistent with the classification of interest payments on the hedged debt.
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

2. Revenue Recognition
The following table summarizes revenues by region for the three and six months ended June 30, 2026 and June 30, 2025. Total revenues are inclusive of hedging gains (losses) of $(48) million and $(180) million for the three and six months ended June 30, 2026, respectively, and $(37) million and $127 million for the three and six months ended June 30, 2025, respectively. See Note 8 Derivative Financial Instruments and Hedging Activities for further information.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
United States and Canada (UCAN)	$5,431,667	$4,929,003	$10,676,965	$9,546,101
Europe, Middle East, and Africa (EMEA)	4,033,515	3,538,175	8,031,934	6,942,851
Latin America (LATAM)	1,584,290	1,306,735	3,081,348	2,568,669
Asia-Pacific (APAC)	1,510,466	1,305,253	3,019,448	2,564,346
Total Revenues	$12,559,938	$11,079,166	$24,809,695	$21,621,967
Deferred revenue consists primarily of membership fees billed that have not been recognized, as well as gift cards and other prepaid memberships that have not been fully redeemed. As of June 30, 2026, total deferred revenue was $1,797 million, the vast majority of which was related to membership fees billed that are expected to be recognized as revenue within the next month. Deferred revenue balances related to gift cards and other prepaid memberships will be recognized as revenue over the period of service after redemption, which is expected to occur over the next 12 months. Deferred revenue increased $22 million from $1,776 million as of December 31, 2025 to $1,797 million as of June 30, 2026. Deferred revenue balances may fluctuate due to the number of paid memberships and the price of our memberships.

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

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands, except per share data)
Basic earnings per share:
Net income	$3,401,414	$3,125,413	$8,684,205	$6,015,764
Shares used in computation:
Weighted-average shares of common stock outstanding	4,189,303	4,252,112	4,205,952	4,262,347
Basic earnings per share	$0.81	$0.74	$2.06	$1.41

Diluted earnings per share:
Net income	$3,401,414	$3,125,413	$8,684,205	$6,015,764
Shares used in computation:
Weighted-average shares of common stock outstanding	4,189,303	4,252,112	4,205,952	4,262,347
Effect of dilutive stock-based awards	71,997	96,713	73,824	96,820
Weighted-average number of shares	4,261,300	4,348,825	4,279,776	4,359,167
Diluted earnings per share	$0.80	$0.72	$2.03	$1.38

The following table summarizes the potential shares of common stock excluded from the diluted calculation as their inclusion would have been anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Stock-based awards	6,794	321	6,003	341

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
The following tables summarize the Company’s cash, cash equivalents, restricted cash and short-term investments as of June 30, 2026 and December 31, 2025:

	As of June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$4,041,113	$—	$—	$4,041,113	$4,037,620	$—	$3,411	$82
Level 1 securities:
Money market funds	4,265,397	—	—	4,265,397	4,265,336	—	—	61
Level 2 securities:
Time deposits	824,954	—	—	824,954	796,276	28,678	—	—
	$9,131,464	$—	$—	$9,131,464	$9,099,232	$28,678	$3,411	$143

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$5,214,163	$—	$—	$5,214,163	$5,208,710	$—	$5,369	$84
Level 1 securities:
Money market funds	3,259,240	—	—	3,259,240	3,259,180	—	—	60
Level 2 securities:
Time deposits	594,469	—	—	594,469	565,791	28,678	—	—
	$9,067,872	$—	$—	$9,067,872	$9,033,681	$28,678	$5,369	$144
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

5. Balance Sheet Components
Content Assets, Net
Content assets consisted of the following:

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Licensed content, net	$12,229,733	$12,138,578

Produced content, net
Released, less amortization	10,487,502	10,687,444
In production	10,313,433	9,210,735
In development and pre-production	806,905	741,635
	21,607,840	20,639,814

Content assets, net	$33,837,573	$32,778,392

The following table summarizes the amortization of content assets:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Licensed content	$2,260,963	$2,010,207	$4,546,776	$4,008,732
Produced content	2,050,346	1,821,867	3,982,433	3,646,454
Total	$4,311,309	$3,832,074	$8,529,209	$7,655,186
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	June 30, 2026	December 31, 2025	Estimated Useful Lives
	(in thousands)
Land	$155,717	$155,664
Buildings and improvements	551,411	537,082	30 years
Leasehold improvements	1,368,550	1,263,051	Over life of lease
Furniture and fixtures	167,341	157,984	3 years
Information technology	674,044	572,407	3-5 years
Corporate aircraft	217,915	99,164	8-10 years
Machinery and equipment	34,517	30,879	3-5 years
Capital work-in-progress	449,133	285,010
Property and equipment, gross	3,618,628	3,101,241
Less: Accumulated depreciation	(1,219,780)	(1,096,891)
Property and equipment, net	$2,398,848	$2,004,350

Leases
The Company has entered into operating leases primarily for real estate. Operating leases are included in “Other non-current assets” on the Company’s Consolidated Balance Sheets, and represent the Company’s right to use the underlying asset for the lease term. The Company’s obligations to make lease payments are included in “Accrued expenses and other liabilities” and “Other non-current liabilities” on the Company’s Consolidated Balance Sheets.
Information related to the Company’s operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Cash paid for operating lease liabilities	$126,183	$129,574	$274,524	$247,921
Right-of-use assets obtained in exchange for new operating lease obligations	37,629	138,534	48,866	211,527

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Operating lease right-of-use assets, net	$2,037,542	$2,207,161

Current operating lease liabilities	431,403	460,475
Non-current operating lease liabilities	1,899,018	2,052,526
Total operating lease liabilities	$2,330,421	$2,513,001

Other Current Assets
Other current assets consisted of the following:

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Trade receivables	$2,003,958	$2,031,476
Prepaid expenses	584,525	498,054
Other	2,136,910	1,428,302
Total other current assets	$4,725,393	$3,957,832

6. Acquisitions
In March 2026, the Company completed an acquisition which was accounted for as a business combination for a total purchase price of approximately $587 million, consisting of cash consideration.
On December 4, 2025, the Company entered into a definitive agreement and plan of merger with Warner Bros. Discovery, Inc. (“WBD”), to acquire WBD’s streaming and studios businesses, including its film and television studios, HBO Max and HBO (such transaction, the “WBD transaction”), which was then amended by the parties thereto on January 19, 2026 (as so amended and restated, the “Amended and Restated Merger Agreement”).
On February 27, 2026, WBD provided notice to the Company that it had terminated the Amended and Restated Merger Agreement in accordance with its terms in order to enter into an Agreement and Plan of Merger with Paramount Skydance Corporation (“PSKY”). Concurrently with the termination of the Amended and Restated Merger Agreement and entry into such agreement between WBD and PSKY, PSKY, on behalf of WBD, paid a $2.8 billion termination fee owed to Netflix in accordance with the terms of the Amended and Restated Merger Agreement. The $2.8 billion termination fee received was recorded in “Interest and other income (expense)” in the Company’s Consolidated Statements of Operations during the first quarter of 2026.

7. Debt
As of June 30, 2026, the Company had aggregate outstanding notes of $14,309 million, net of $49 million of issuance costs and discounts and $14 million of fair value hedging adjustments, with varying maturities (the “Notes”). Of the outstanding balance, $2,484 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2025, the Company had aggregate outstanding notes of $14,463 million, net of $56 million of issuance costs and discounts. Each of the Notes are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
A portion of the outstanding Notes is denominated in foreign currency (comprised of €4,700 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain, net of hedging impacts, totaling $9 million and $19 million for the three and six months ended June 30, 2026, respectively). See Note 8 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
The following table provides a summary of the Company’s outstanding debt and the fair values based on quoted market prices in less active markets as of June 30, 2026 and December 31, 2025:

	Principal Amount at Par				Level 2 Fair Value as of
	June 30, 2026	December 31, 2025	Issuance Date	Maturity	June 30, 2026	December 31, 2025
	(in millions)				(in millions)
4.375% Senior Notes	$1,000	$1,000	October 2016	November 2026	$1,001	$1,006
3.625% Senior Notes(1)	1,486	1,526	May 2017	May 2027	1,498	1,550
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,612	1,634
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,960	1,998
4.625% Senior Notes(1)	1,257	1,292	October 2018	May 2029	1,313	1,363
6.375% Senior Notes	800	800	October 2018	May 2029	840	857
3.875% Senior Notes(1)	1,372	1,409	April 2019	November 2029	1,406	1,455
5.375% Senior Notes	900	900	April 2019	November 2029	923	939
3.625% Senior Notes(1)	1,257	1,292	October 2019	June 2030	1,278	1,322
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	1,007	1,025
4.900% Senior Notes(2)	1,000	1,000	August 2024	August 2034	998	1,025
5.400% Senior Notes(2)	800	800	August 2024	August 2054	769	777
	$14,372	$14,519			$14,605	$14,951
(1) The following Senior Notes have a principal amount denominated in Euros: 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
(2) As of June 30, 2026, the Company designated a portion of its 4.900% Senior Notes and 5.400% Senior Notes as the hedged items in fair value hedging relationships for interest rate risk, using interest rate swap agreements as the hedging instruments. Under these agreements, the Company pays a floating interest rate based on the Secured Overnight Financing Rate (“SOFR”), effectively converting the fixed-rate debt to floating-rate debt. The floating interest rate on both hedged tranches will vary with changes in SOFR. See Note 8 Derivative Financial Instruments and Hedging Activities for further details.
Each of the Notes are repayable in whole or in part upon the occurrence of a change of control, at the option of the holders, at a purchase price in cash equal to 101% of the principal plus accrued interest. The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium. The Notes include, among other terms and conditions, limitations on the Company’s ability to create, incur or allow certain liens, and consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s and its subsidiaries assets, to another person. Certain of the Notes additionally limit the ability to enter into sale and lease-back transactions and create, assume, incur or guarantee additional indebtedness of certain of the Company’s subsidiaries. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all related covenants.
Revolving Credit Facility
On April 12, 2024, the Company entered into a five-year, $3 billion unsecured revolving credit facility that matures on April 12, 2029 (the “Revolving Credit Agreement”), to replace its previous $1 billion unsecured revolving credit facility. As of June 30, 2026, no amounts have been borrowed under the Revolving Credit Agreement.

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
The Revolving Credit Agreement contains customary affirmative covenants and negative covenants (and customary baskets and exceptions with respect thereto) for a credit facility of this size and type and requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 as of the last day of each fiscal quarter. As of June 30, 2026 and December 31, 2025, the Company was in compliance with all related covenants and ratios.
Commercial Paper Program
In May 2025, the Company established a $3 billion commercial paper program (the “Commercial Paper Program”) under which it may issue short-term unsecured commercial paper notes. Net proceeds from this program may be used for general corporate purposes. There were no borrowings outstanding under the Commercial Paper Program as of June 30, 2026.
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
The Company also uses derivative instruments to manage interest rate risk, with the primary objective of reducing its exposure to changes in the fair value of its fixed-rate debt attributable to changes in the benchmark interest rate.

Notional Amount of Derivative Contracts
The net notional amounts of the Company’s outstanding derivative instruments were as follows:

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$23,238,784	$21,066,760
Fair value hedges	2,934,991	2,884,792
Interest rate contracts
Fair value hedges	1,400,000	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,317,395	1,555,502
Total	$28,891,170	$25,507,054

Foreign Exchange Contracts
As of both June 30, 2026 and December 31, 2025, approximately $1.9 billion of the Company’s Euro-denominated Senior Notes were designated as hedges of the foreign exchange risk of the Company’s net investment in certain foreign subsidiaries.
As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s Euro-denominated Senior Notes (included in “Short-term debt” and “Long-term debt” on the Company’s Consolidated Balance Sheets), which was designated as the hedged items in fair value hedges, was approximately $2.8 billion and $2.9 billion, respectively.
See Note 7 Debt for further information on the Company’s debt obligations.
Interest Rate Contracts
As of June 30, 2026, the carrying amount of the Company’s Senior Notes (included in “Long-term debt” on the Company’s Consolidated Balance Sheets), which was designated as the hedged items in fair value hedges of interest rate risk was approximately $1.4 billion. The related cumulative fair value hedging adjustments included in the carrying amount of the hedged Senior Notes was approximately $(14) million. No Senior Notes were designated as the hedged items in fair value hedges of interest rate risk as of December 31, 2025.
Fair Value of Derivative Contracts
The fair value of the Company’s outstanding derivative instruments was as follows:

	As of June 30, 2026
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$343,187	$268,219	$320,393	$86,175
Interest rate contracts	236	1,124	—	14,934
Derivatives not designated as hedging instruments:
Foreign exchange contracts	19,949	—	12,361	—
Total	$363,372	$269,343	$332,754	$101,109

	As of December 31, 2025
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$192,828	$88,985	$426,341	$214,574
Interest rate contracts	—	—	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	3,463	—	11,704	—
Total	$196,291	$88,985	$438,045	$214,574
The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate yield curves, and forward and spot prices for currencies.
As of June 30, 2026, the pre-tax net accumulated gain on our foreign currency cash flow hedges included in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets expected to be recognized in earnings within the next 12 months is $159 million.

Master Netting Agreements
In order to mitigate counterparty credit risk, the Company enters into master netting agreements with its counterparties for its foreign currency exchange contracts and interest rate contracts, which permit the parties to settle amounts on a net basis under certain conditions. The Company has elected to present its derivative assets and liabilities on a gross basis on its Consolidated Balance Sheets.
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
The potential offsetting effect to the Company’s derivative assets and liabilities under its master netting agreements and collateral security agreements were as follows:

	As of June 30, 2026
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$632,715	$—	$632,715	$(425,802)	$—	$206,913
Derivative liabilities	433,863	—	433,863	(425,802)	—	8,061

	As of December 31, 2025
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$285,276	$—	$285,276	$(282,469)	$—	$2,807
Derivative liabilities	652,619	—	652,619	(282,469)	—	370,150

Effect of Derivative and Non-Derivative Instruments on Consolidated Financial Statements
The pre-tax gains (losses) on the Company’s cash flow hedges, fair value hedges, and net investment hedges recognized in AOCI were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Cash flow hedges:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$120,138	$(1,222,145)	$505,368	$(1,709,112)
Fair value hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	(5,261)	(18,099)	(17,355)	(36,130)
Net investment hedges:
Foreign currency-denominated debt
Amount included in the assessment of effectiveness	14,083	(93,400)	50,586	(138,000)
Total	$128,960	$(1,333,644)	$538,599	$(1,883,242)

The following tables present the effects of the Company’s derivative instruments and related hedged items on the Consolidated Statements of Operations:

	Three Months Ended
	June 30, 2026
	Revenues	Cost of Revenues	Interest Expense	Interest and Other Income (Expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$12,559,938	$6,036,965	$(175,685)	$51,661

Losses on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of losses reclassified from AOCI	(47,630)	(891)	—	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	—	21,567
Derivatives designated as hedging instruments	—	—	—	(17,903)
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	—	(11,384)
Interest rate contracts
Hedged items	—	—	13,809	—
Derivatives designated as hedging instruments	—	—	(13,809)	—
Amount recognized in earnings on net periodic settlements	—	—	236	—
Losses on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	—	(8,454)

	Three Months Ended
	June 30, 2025
	Revenues	Cost of Revenues	Interest Expense	Interest and Other Income (Expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$11,079,166	$5,325,311	$(182,649)	$39,630

Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(37,385)	344	—	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	—	(311,562)
Derivatives designated as hedging instruments	—	—	—	316,192
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	—	(14,802)
Interest rate contracts
Hedged items	—	—	—	—
Derivatives designated as hedging instruments	—	—	—	—
Amount recognized in earnings on net periodic settlements	—	—	—	—
Losses on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	—	(50,021)

	Six Months Ended
	June 30, 2026
	Revenues	Cost of Revenues	Interest Expense	Interest and Other Income (Expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$24,809,695	$11,925,203	$(437,762)	$2,903,827

Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(180,147)	13	—	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	—	77,468
Derivatives designated as hedging instruments	—	—	—	(76,988)
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	—	(24,647)
Interest rate contracts
Hedged items	—	—	13,809	—
Derivatives designated as hedging instruments	—	—	(13,809)	—
Amount recognized in earnings on net periodic settlements	—	—	236	—
Losses on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	—	(319)

	Six Months Ended
	June 30, 2025
	Revenues	Cost of Revenues	Interest Expense	Interest and Other Income (Expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$21,621,967	$10,588,458	$(366,821)	$90,529

Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	127,411	(1,995)	—	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	—	(465,387)
Derivatives designated as hedging instruments	—	—	—	473,627
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	—	(29,371)
Interest rate contracts
Hedged items	—	—	—	—
Derivatives designated as hedging instruments	—	—	—	—
Amount recognized in earnings on net periodic settlements	—	—	—	—
Losses on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	—	(70,971)

9. Commitments and Contingencies

Content
As of June 30, 2026, the Company had $25.1 billion of obligations comprised of $3.9 billion included in “Current content liabilities” and $1.6 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $19.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
As of December 31, 2025, the Company had $24.0 billion of obligations comprised of $4.1 billion included in “Current content liabilities” and $1.6 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $18.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
Less than one year	$11,939,734	$11,528,030
Due after one year and through three years	9,546,875	8,376,160
Due after three years and through five years	2,996,885	3,041,538
Due after five years	623,211	1,093,500
Total content obligations	$25,106,705	$24,039,228
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
The following table summarizes the activities related to the Company’s stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2025	127,679,804	$36.07
Granted	4,040,727	90.40
Exercised	(7,791,928)	14.42
Expired	(37,000)	9.86
Balances as of June 30, 2026	123,891,603	$39.21
Vested and exercisable as of June 30, 2026	123,891,603	$39.21

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
The following table summarizes the activities related to the Company’s unvested RSUs and PSUs:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Balances as of December 31, 2025	1,585,260	$98.68
Granted(1)	1,245,383	82.91
Vested(1)	(818,131)	78.78
Forfeited	—	—
Balances as of June 30, 2026	2,012,512	$97.01
(1) Amounts include 264,300 PSU awards that were granted and 528,600 PSU awards that vested based on the achievement of market-based performance targets during the performance period ended December 31, 2025, but were settled in the first quarter of 2026.

Stock-Based Compensation
Total stock-based compensation expense was $131 million and $272 million for the three and six months ended June 30, 2026, respectively, and $81 million and $153 million for the three and six months ended June 30, 2025, respectively.
Stock Repurchases
In March 2021, the Company’s Board of Directors authorized a share repurchase program for the Company’s common stock with no expiration date. The Board subsequently approved additional repurchase authorizations in September 2023 and December 2024, and most recently in April 2026, authorized the repurchase of an additional $25 billion of the Company’s common stock. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three and six months ended June 30, 2026, the Company repurchased 52,934,688 and 66,431,786 shares of common stock, respectively, for an aggregate amount of $4.7 billion and $5.9 billion, respectively (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022). As of June 30, 2026, $27.1 billion remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of June 30, 2026, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and six months ended June 30, 2026:

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of March 31, 2026	$(274,555)	$(75,753)	$127,554	$(2,396)	$—	$(9,881)	$(235,031)
Other comprehensive income (loss) before reclassifications	(7,278)	14,083	120,138	(5,261)	—	(29,821)	91,861
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	48,521	11,384	—	(13,852)	46,053
Net change in accumulated other comprehensive income (loss)	(7,278)	14,083	168,659	6,123	—	(43,673)	137,914
Balances as of June 30, 2026	$(281,833)	$(61,670)	$296,213	$3,727	$—	$(53,554)	$(97,117)

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of December 31, 2025	$(193,615)	$(112,256)	$(389,289)	$(3,565)	$—	$118,343	$(580,382)
Other comprehensive income (loss) before reclassifications	(88,218)	50,586	505,368	(17,355)	—	(124,544)	325,837
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	180,134	24,647	—	(47,353)	157,428
Net change in accumulated other comprehensive income (loss)	(88,218)	50,586	685,502	7,292	—	(171,897)	483,265
Balances as of June 30, 2026	$(281,833)	$(61,670)	$296,213	$3,727	$—	$(53,554)	$(97,117)

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
The following tables summarize the amounts reclassified from AOCI to the Consolidated Statements of Operations for the three and six months ended June 30, 2026:

	Three Months Ended
	June 30, 2026
	Revenues	Cost of Revenues	Interest and Other Income (Expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$—	$—	$—
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(47,630)	(891)	—	11,220	(37,301)
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(11,384)	2,632	(8,752)
Total	$(47,630)	$(891)	$(11,384)	$13,852	$(46,053)

	Six Months Ended
	June 30, 2026
	Revenues	Cost of Revenues	Interest and Other Income (Expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$—	$—	$—
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(180,147)	13	—	41,654	(138,480)
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(24,647)	5,699	(18,948)
Total	$(180,147)	$13	$(24,647)	$47,353	$(157,428)
The following tables summarize the amounts reclassified from AOCI to the Consolidated Statements of Operations for the three and six months ended June 30, 2025:

	Three Months Ended
	June 30, 2025
	Revenues	Cost of Revenues	Interest and Other Income (Expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$—	$—	$—
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(37,385)	344	—	8,504	(28,537)
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(14,802)	3,398	(11,404)
Total	$(37,385)	$344	$(14,802)	$11,902	$(39,941)

	Six Months Ended
	June 30, 2025
	Revenues	Cost of Revenues	Interest and Other Income (Expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$121	$(28)	$93
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	127,411	(1,995)	—	(28,792)	96,624
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(29,371)	6,743	(22,628)
Total	$127,411	$(1,995)	$(29,250)	$(22,077)	$74,089

11. Income Taxes

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands, except percentages)
Provision for income taxes	$667,172	$506,262	$1,931,467	$829,637
Effective tax rate	16%	14%	18%	12%

The effective tax rates for the three and six months ended June 30, 2026 differed from the Federal statutory rate primarily due to the foreign-derived income deduction and excess tax benefits on stock-based compensation.

12. Segment and Geographic Information

The Company operates as one operating segment. The Company’s chief operating decision maker (“CODM”) is its co-chief executive officers, who review financial information presented on a consolidated basis. The CODM uses consolidated operating margin and net income to assess financial performance and allocate resources. These financial metrics are used by the CODM to make key operating decisions, such as the determination of the rate at which the Company seeks to grow global operating margin and the allocation of budget between cost of revenues, sales and marketing, technology and development, and general and administrative expenses.
The following table presents selected financial information with respect to the Company’s single operating segment for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
	(in thousands)
Revenues	$12,559,938	$11,079,166	$24,809,695	$21,621,967
Less:
Content amortization	4,311,309	3,832,074	8,529,209	7,655,186
Other cost of revenues	1,725,656	1,493,237	3,395,994	2,933,272
Sales and marketing	823,838	713,265	1,666,055	1,401,635
Technology and development	1,007,675	824,683	1,967,371	1,647,506
General and administrative	498,850	441,213	1,101,459	862,675
Operating income	4,192,610	3,774,694	8,149,607	7,121,693
Operating margin	33.4%	34.1%	32.8%	32.9%

Other income (expense)
Interest expense	(175,685)	(182,649)	(437,762)	(366,821)
Interest and other income (expense)(1)	51,661	39,630	2,903,827	90,529
Income before income taxes	4,068,586	3,631,675	10,615,672	6,845,401
Provision for income taxes	(667,172)	(506,262)	(1,931,467)	(829,637)
Net income	$3,401,414	$3,125,413	$8,684,205	$6,015,764
(1) Interest and other income (expense) for the six months ended June 30, 2026 includes a $2.8 billion termination fee received during the first quarter of 2026 in connection with the termination of the WBD transaction. Interest and other income (expense) also includes interest income of $82 million and $152 million, respectively, for the three and six months ended June 30, 2026, and $72 million and $154 million, respectively, for the three and six months ended June 30, 2025.
See the consolidated financial statements for other financial information regarding the Company’s operating segment.
Total U.S. revenues were $5.1 billion and $9.9 billion, respectively, for the three and six months ended June 30, 2026, and $4.6 billion and $8.9 billion, respectively, for the three and six months ended June 30, 2025. See Note 2 Revenue Recognition for additional information about revenues by region.
The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, were located as follows:

	As of
	June 30, 2026	December 31, 2025
	(in thousands)
United States	$3,294,287	$3,075,477
International	1,142,103	1,136,034

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

Results of Operations

The following represents our consolidated performance highlights:

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Q2’26 vs. Q2’25
	(in thousands, except percentages)
Financial Results:
Revenues	$12,559,938	$11,079,166	$1,480,772	13%
Constant currency change in revenues(1)				12%

Operating income	$4,192,610	$3,774,694	$417,916	11%
Operating margin	33.4%	34.1%	(0.7)%

Net income	$3,401,414	$3,125,413	$276,001	9%

(1) See the “Non-GAAP Constant Currency Information” section below for additional details on our use of constant currency revenue.
Operating margin for the three months ended June 30, 2026 decreased by approximately one percentage point as compared to the prior comparative period. The decrease in operating margin was primarily driven by technology and development expenses and sales and marketing expenses growing at a faster rate than revenue.
Net income for the three months ended June 30, 2026 increased $276 million as compared to the prior comparative period, primarily due to a $418 million increase in operating income, driven by a $1,481 million increase in revenues and partially offset by a $712 million increase in cost of revenues primarily due to an increase in content amortization. The impact of higher operating income was partially offset by a $161 million increase in the provision for income taxes.

Revenues
We primarily derive revenues from monthly membership fees for services related to streaming content to our members. We offer a variety of streaming membership plans, the price of which varies by country and the features of the plan. As of June 30, 2026, pricing on our plans ranged from the U.S. dollar equivalent of $1 to $38 per month, and pricing on our extra member sub accounts ranged from the U.S. dollar equivalent of $2 to $10 per month. We expect that from time to time the prices of our membership plans in each country may change and we may test other plan and price variations.
We also earn revenues from advertisements presented on our streaming service, consumer products and experiences, and various other sources. Revenues earned from sources other than monthly membership fees were not a material component of revenues for the three and six months ended June 30, 2026 and June 30, 2025.
Three months ended June 30, 2026 as compared to the three months ended June 30, 2025

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Q2’26 vs. Q2’25
	(in thousands, except percentages)
Revenues	$12,559,938	$11,079,166	$1,480,772	13%
Six months ended June 30, 2026 as compared to the six months ended June 30, 2025

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Revenues	$24,809,695	$21,621,967	$3,187,728	15%
Revenues for the three and six months ended June 30, 2026 increased 13% and 15% as compared to the three and six months ended June 30, 2025, respectively, primarily due to the growth in memberships, price increases, and increased advertising revenue. Additionally, revenues for the three and six months ended June 30, 2026 as compared to the same periods in 2025, were impacted by favorable changes in foreign exchange rates, net of hedging.
The following tables summarize revenues by region for the three and six months ended June 30, 2026 and 2025. Total revenues are inclusive of hedging gains (losses) of $(48) million and $(180) million for the three and six months ended June 30, 2026, respectively, and $(37) million and $127 million for the three and six months ended June 30, 2025, respectively. See Note 8 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
Three months ended June 30, 2026 as compared to the three months ended June 30, 2025

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Q2’26 vs. Q2’25
	(in thousands, except percentages)
United States and Canada (UCAN)	$5,431,667	$4,929,003	$502,664	10%
Europe, Middle East, and Africa (EMEA)	4,033,515	3,538,175	495,340	14%
Latin America (LATAM)	1,584,290	1,306,735	277,555	21%
Asia-Pacific (APAC)	1,510,466	1,305,253	205,213	16%
Total Revenues	$12,559,938	$11,079,166	$1,480,772	13%

Six months ended June 30, 2026 as compared to the six months ended June 30, 2025

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
United States and Canada (UCAN)	$10,676,965	$9,546,101	$1,130,864	12%
Europe, Middle East, and Africa (EMEA)	8,031,934	6,942,851	1,089,083	16%
Latin America (LATAM)	3,081,348	2,568,669	512,679	20%
Asia-Pacific (APAC)	3,019,448	2,564,346	455,102	18%
Total Revenues	$24,809,695	$21,621,967	$3,187,728	15%

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
The tables below summarize constant currency revenues by region for the three and six months ended June 30, 2026 and the constant currency percentage change in revenues by region for the three and six months ended June 30, 2026 as compared to the three and six months ended June 30, 2025:

	Three Months Ended				Three Months Ended			Change
	June 30, 2026				June 30, 2025			Q2’26 vs. Q2’25
	As Reported	Constant Currency Adjustment	Hedging (Gains) Losses Included in Revenues	Constant Currency Revenues	As Reported	Hedging (Gains) Losses Included in Revenues	Revenues Less Hedging Impact	Reported Change	Constant Currency Change
	(in thousands, except percentages)
UCAN	$5,431,667	$(4,883)	$(3,284)	$5,423,500	$4,929,003	$(6,431)	$4,922,572	10%	10%
EMEA	4,033,515	(130,725)	58,490	3,961,280	3,538,175	42,049	3,580,224	14%	11%
LATAM	1,584,290	(67,459)	11,494	1,528,325	1,306,735	14,033	1,320,768	21%	16%
APAC	1,510,466	28,880	(19,070)	1,520,276	1,305,253	(12,266)	1,292,987	16%	18%
Total Revenues	$12,559,938	$(174,187)	$47,630	$12,433,381	$11,079,166	$37,385	$11,116,551	13%	12%

	Six Months Ended				Six Months Ended			Change
	June 30, 2026				June 30, 2025			YTD’26 vs. YTD’25
	As Reported	Constant Currency Adjustment	Hedging (Gains) Losses Included in Revenues	Constant Currency Revenues	As Reported	Hedging (Gains) Losses Included in Revenues	Revenues Less Hedging Impact	Reported Change	Constant Currency Change
	(in thousands, except percentages)
UCAN	$10,676,965	$(25,189)	$(3,747)	$10,648,029	$9,546,101	$(20,983)	$9,525,118	12%	12%
EMEA	8,031,934	(549,596)	172,141	7,654,479	6,942,851	(63,176)	6,879,675	16%	11%
LATAM	3,081,348	(127,971)	42,780	2,996,157	2,568,669	97	2,568,766	20%	17%
APAC	3,019,448	(11,943)	(31,027)	2,976,478	2,564,346	(43,349)	2,520,997	18%	18%
Total Revenues	$24,809,695	$(714,699)	$180,147	$24,275,143	$21,621,967	$(127,411)	$21,494,556	15%	13%

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
Three months ended June 30, 2026 as compared to the three months ended June 30, 2025

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Q2’26 vs. Q2’25
	(in thousands, except percentages)
Cost of revenues	$6,036,965	$5,325,311	$711,654	13%
As a percentage of revenues	48%	48%
The increase in cost of revenues was primarily due to a $479 million increase in content amortization relating to our existing and new content. No individual component of the remaining increase in cost of revenues was material.
Six months ended June 30, 2026 as compared to the six months ended June 30, 2025

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Cost of revenues	$11,925,203	$10,588,458	$1,336,745	13%
As a percentage of revenues	48%	49%
The increase in cost of revenues was primarily due to an $874 million increase in content amortization relating to our existing and new content. No individual component of the remaining increase in cost of revenues was material.
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
Three months ended June 30, 2026 as compared to the three months ended June 30, 2025

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Q2’26 vs. Q2’25
	(in thousands, except percentages)
Sales and marketing	$823,838	$713,265	$110,573	16%
As a percentage of revenues	7%	6%
The increase in sales and marketing expenses was primarily driven by a $71 million increase in marketing expenses, coupled with a $47 million increase in personnel-related costs, primarily due to the growth in advertising sales headcount.

Six months ended June 30, 2026 as compared to the six months ended June 30, 2025

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Sales and marketing	$1,666,055	$1,401,635	$264,420	19%
As a percentage of revenues	7%	6%
The increase in sales and marketing expenses was primarily driven by a $184 million increase in marketing expenses, coupled with a $95 million increase in personnel-related costs, primarily due to the growth in advertising sales headcount.
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
Three months ended June 30, 2026 as compared to the three months ended June 30, 2025

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Q2’26 vs. Q2’25
	(in thousands, except percentages)
Technology and development	$1,007,675	$824,683	$182,992	22%
As a percentage of revenues	8%	7%
The increase in technology and development expenses was primarily due to a $142 million increase in personnel-related costs.
Six months ended June 30, 2026 as compared to the six months ended June 30, 2025

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Technology and development	$1,967,371	$1,647,506	$319,865	19%
As a percentage of revenues	8%	8%
The increase in technology and development expenses was primarily due to a $247 million increase in personnel-related costs.
General and Administrative
General and administrative expenses consist primarily of payroll, stock-based compensation, facilities, and other related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

Three months ended June 30, 2026 as compared to the three months ended June 30, 2025

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Q2’26 vs. Q2’25
	(in thousands, except percentages)
General and administrative	$498,850	$441,213	$57,637	13%
As a percentage of revenues	4%	4%
The increase in general and administrative expenses was primarily due to a $26 million increase in personnel-related costs and a $19 million increase in third-party expenses.
Six months ended June 30, 2026 as compared to the six months ended June 30, 2025

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
General and administrative	$1,101,459	$862,675	$238,784	28%
As a percentage of revenues	4%	4%
The increase in general and administrative expenses was primarily due to a $105 million increase in personnel-related costs and a $107 million increase in third-party expenses, driven by higher legal fees and transaction-related costs, including those associated with the WBD transaction.
Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations and the amortization of debt issuance costs. See Note 7 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.
Three months ended June 30, 2026 as compared to the three months ended June 30, 2025

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Q2’26 vs. Q2’25
	(in thousands, except percentages)
Interest expense	$175,685	$182,649	$(6,964)	(4)%
As a percentage of revenues	1%	2%
Six months ended June 30, 2026 as compared to the six months ended June 30, 2025

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Interest expense	$437,762	$366,821	$70,941	19%
As a percentage of revenues	2%	2%
Interest expense, net of hedging impacts, primarily consisted of interest on our Notes of $175 million and $351 million for the three and six months ended June 30, 2026, respectively. The decrease in interest expense for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025 was due to the lower average aggregate principal of our Notes outstanding. The increase in interest expense for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025 was primarily driven by higher amortization of debt issuance costs, including approximately $85 million recognized in connection with the termination of financing arrangements associated with the WBD transaction in the first quarter of 2026. See Note 7 Debt for additional details regarding the termination of financing arrangements associated with the WBD transaction.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances, gains and losses on certain derivative instruments, interest earned on cash, cash equivalents and short-term investments, and miscellaneous other income and expenses.

Three months ended June 30, 2026 as compared to the three months ended June 30, 2025

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Q2’26 vs. Q2’25
(in thousands, except percentages)
Interest and other income (expense)	$51,661	$39,630	$12,031	30%
As a percentage of revenues	—%	—%
Interest and other income (expense) increased in the three months ended June 30, 2026 primarily due to foreign exchange losses of $17 million, net of the impacts of derivatives and hedging, compared to losses of $36 million for the corresponding period in 2025. In the three months ended June 30, 2026, the foreign exchange losses were primarily driven by the remeasurement of cash and content liability positions in currencies other than the functional currencies, partially offset by the non-cash gain of $9 million from the remeasurement of our Senior Notes denominated in Euros, net of hedging impacts. In the three months ended June 30, 2025, the foreign exchange losses were primarily driven by the non-cash loss of $55 million from the remeasurement of our Senior Notes denominated in Euros, net of hedging impacts, partially offset by the remeasurement of cash and content liability positions in currencies other than the functional currencies.
Six months ended June 30, 2026 as compared to the six months ended June 30, 2025

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Interest and other income (expense)	$2,903,827	$90,529	$2,813,298	3,108%
As a percentage of revenues	12%	—%
Interest and other income (expense) increased in the six months ended June 30, 2026, primarily due to a $2.8 billion termination fee received in connection with the termination of the WBD transaction in the first quarter of 2026. See Note 6 Acquisitions for further information.
Provision for Income Taxes
Three months ended June 30, 2026 as compared to the three months ended June 30, 2025

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Q2’26 vs. Q2’25
	(in thousands, except percentages)
Provision for income taxes	$667,172	$506,262	$160,910	32%
Effective tax rate	16%	14%
Six months ended June 30, 2026 as compared to the six months ended June 30, 2025

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Provision for income taxes	$1,931,467	$829,637	$1,101,830	133%
Effective tax rate	18%	12%
The increase in the effective tax rates for the three and six months ended June 30, 2026, as compared to the same periods in 2025, was primarily due to a decrease in tax benefits associated with lower excess tax benefits on stock-based compensation. The increase in the effective tax rate for the six months ended June 30, 2026, as compared to the same period in 2025, was also impacted by lower foreign-derived income deduction relative to the growth in income before income taxes.

Liquidity and Capital Resources

	As of		Change
	June 30, 2026	December 31, 2025	June 30, 2026 vs. December 31, 2025
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$9,131,464	$9,067,872	$63,592	1%
Short-term and long-term debt	14,309,306	14,462,836	(153,530)	(1)%

Cash, cash equivalents, restricted cash and short-term investments increased $64 million in the six months ended June 30, 2026, primarily due to cash provided by operations, which includes the receipt of a $2.8 billion termination fee in connection with the termination of the WBD transaction in the first quarter of 2026, partially offset by repurchases of stock and cash paid for acquisitions. See Note 6 Acquisitions for further information.
Debt, net of debt issuance costs and discounts, decreased $154 million primarily due to the remeasurement of our Euro-denominated notes in the six months ended June 30, 2026. The amount of principal and interest on our outstanding notes due in the next twelve months is $3,149 million. See Note 7 Debt in the accompanying notes to our consolidated financial statements.
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
Financing Arrangements
On April 12, 2024, we entered into a five-year, $3 billion unsecured revolving credit facility that matures on April 12, 2029 (the “Revolving Credit Agreement”). In May 2025, we established a $3 billion commercial paper program (the “Commercial Paper Program”) under which we may issue short-term unsecured commercial paper notes. As of June 30, 2026, no amounts have been borrowed under the Revolving Credit Agreement or the Commercial Paper Program.
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
Share Repurchases
In March 2021, the Company’s Board of Directors authorized a share repurchase program for the Company’s common stock with no expiration date. The Board subsequently approved additional repurchase authorizations in September 2023 and December 2024, and most recently in April 2026, authorized the repurchase of an additional $25 billion of the Company’s common stock. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. During the six months ended June 30, 2026, the Company repurchased 66,431,786 shares of common stock for an aggregate amount of $5.9 billion (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022). As of June 30, 2026, $27.1 billion remains available for repurchases.
Material Cash Requirements
We currently anticipate that cash flows from operations, available funds and access to financing sources, including our Revolving Credit Facility and Commercial Paper Program, will continue to be sufficient to meet our cash needs for the next twelve months and beyond.

Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of June 30, 2026, the expected timing of those payments are as follows:

	Payments due by Period
Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations(1)	$25,106,705	$11,939,734	$13,166,971
Debt(2)	17,583,712	3,148,709	14,435,003
Operating lease obligations(3)	2,744,268	506,760	2,237,508
Total	$45,434,685	$15,595,203	$29,839,482

(1)As of June 30, 2026, content obligations were comprised of $3.9 billion included in “Current content liabilities” and $1.6 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $19.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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
Cash Flows
The following tables summarize our cash flows:
Three months ended June 30, 2026 as compared to the three months ended June 30, 2025

	Three Months Ended		Change
	June 30, 2026	June 30, 2025	Q2’26 vs. Q2’25
	(in thousands, except percentages)
Net cash provided by operating activities	$1,743,812	$2,423,258	$(679,446)	(28)%
Net cash provided by (used in) investing activities	(218,644)	768,684	(987,328)	(128)%
Net cash used in financing activities	(4,669,627)	(2,502,868)	2,166,759	87%

Net cash provided by operating activities for the three months ended June 30, 2026 decreased $679 million as compared to the corresponding period in 2025, primarily driven by a $1,059 million increase in payments for content assets and $620 million in unfavorable changes in working capital, partially offset by a $724 million increase in adjustments for non-cash expenses and a $276 million increase in net income.
Net cash used in investing activities for the three months ended June 30, 2026 increased $987 million as compared to the corresponding period in 2025, primarily due to the absence of cash flows related to investments in the three months ended June 30, 2026 as compared to $961 million in net cash inflows from maturities, sales and purchases of investments in the prior comparative period. In addition, purchases of property and equipment increased $63 million in the three months ended June 30, 2026 as compared to the three months ended June 30, 2025.
Net cash used in financing activities for the three months ended June 30, 2026 increased $2,167 million as compared to the corresponding period in 2025, primarily driven by a $3,060 million increase in repurchases of common stock, partially offset by no repayments of debt in the three months ended June 30, 2026, as compared to $1,033 million in repayments of debt in the corresponding period in 2025.

Six months ended June 30, 2026 as compared to the six months ended June 30, 2025

	Six Months Ended		Change
	June 30, 2026	June 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Net cash provided by operating activities	$7,034,017	$5,212,457	$1,821,560	35%
Net cash provided by (used in) investing activities	(1,000,518)	1,254,346	(2,254,864)	(180)%
Net cash used in financing activities	(5,900,441)	(6,531,184)	(630,743)	(10)%
Net cash provided by operating activities for the six months ended June 30, 2026 increased $1,822 million as compared to the corresponding period in 2025, primarily driven by a $2,668 million increase in net income which was largely attributable to an increase in interest and other income (expense) due to a $2.8 billion termination fee received in connection with the termination of the WBD transaction in the first quarter of 2026, a $1,474 million increase in adjustments for non-cash expenses, partially offset by a $1,900 million increase in payments for content assets and $420 million in unfavorable changes in working capital. Changes in working capital includes $729 million of non-routine payments made in connection with non-income tax assessments in Brazil for prior tax periods.
Net cash used in investing activities for the six months ended June 30, 2026 increased $2,255 million as compared to the corresponding period in 2025, primarily due to the absence of cash flows related to investments in the six months ended June 30, 2026 as compared to $1,575 million in net cash inflows from maturities, sales and purchases of investments in the prior comparative period, coupled with net cash outflows for acquisitions for an aggregate amount of $586 million in the six months ended June 30, 2026, as compared to no acquisition-related cash flows in the corresponding period in 2025. In addition, purchases of property and equipment increased $131 million in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.
Net cash used in financing activities for the six months ended June 30, 2026 decreased $631 million as compared to the corresponding period in 2025, primarily driven by no repayments of debt in the six months ended June 30, 2026, as compared to $1,833 million in repayments of debt in the corresponding period in 2025, partially offset by a $794 million increase in repurchases of common stock. In addition, proceeds from the issuance of common stock decreased $411 million in the six months ended June 30, 2026 as compared to the six months ended June 30, 2025.

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

Interest Rate Risk
As of June 30, 2026, our cash equivalents were generally invested in money market funds and time deposits. Interest earned on such funds fluctuates with the prevailing interest rate.
As of June 30, 2026, we had $14.4 billion of debt, consisting of fixed rate unsecured debt in twelve tranches due between 2026 and 2054. Refer to Note 7 Debt to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.
As of June 30, 2026, we have entered into interest rate swap agreements with an aggregate notional amount of $1,400 million, which we designated as fair value hedges of specifically identified tranches of our fixed-rate Senior Notes. Under these agreements, we pay a floating rate based on the Secured Overnight Financing Rate (“SOFR”) and receive a fixed rate equal to the contractual coupon of the designated hedged debt, effectively converting $1,400 million of fixed-rate debt to floating-rate debt. Refer to Note 8, Derivative Financial Instruments and Hedging Activities, for further information. As a result of these hedging activities, we are exposed to variability in interest expense from changes in SOFR on the hedged notional amount. A 1% increase in SOFR as of June 30, 2026, would increase our annual interest expense by approximately $14 million. For our remaining fixed-rate debt not subject to an interest rate swap, interest expense is contractually fixed and will not be affected by changes in market interest rates; however, the fair value of that debt will continue to fluctuate with changes in market interest rates as noted above.

Foreign Currency Risk
We operate our business globally and transact in multiple currencies. Currencies denominated in other than the U.S. dollar accounted for 57% of revenue and 30% of operating expenses for the six months ended June 30, 2026. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Brazilian real, Mexican peso, Canadian dollar, and Argentine peso.
Accordingly, volatility in exchange rates and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. Our revenues, on a constant currency basis, would have been approximately $535 million lower for the six months ended June 30, 2026 than our reported revenues of $24,810 million. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our non-GAAP financial measure of constant currency.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted U.S. dollar-equivalent revenues from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges of forecasted foreign currency revenue and initially record the gains or losses on these derivative instruments as a component of accumulated other comprehensive income (“AOCI”) and reclassify the amounts into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. If the U.S. dollar weakened by 10% as of June 30, 2026 and December 31, 2025, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $2,490 million and $2,296 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying forecasted revenues when recognized in earnings.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted and firmly committed U.S. dollar-equivalent transactions related to the licensing and production of content assets from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Cost of Revenues” to offset the hedged exposures as they affect earnings, which occurs as the underlying hedged content assets are amortized. If the U.S. dollar strengthened by 10% as of June 30, 2026 and December 31, 2025, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $311 million and $237 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying exposures when recognized in earnings.
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
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. We enter into foreign exchange forward contracts to mitigate the foreign exchange risk on intercompany transactions and monetary assets and liabilities that are not denominated in the functional currencies of the Company and its subsidiaries. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. Certain contracts are not designated as hedging instruments and the gains or losses on these derivative instruments are recorded in “Interest and other income (expense)” in the Consolidated Statements of Operations. We also designate certain contracts as fair value hedges to mitigate the foreign exchange risk on the remeasurement of our foreign-currency denominated debt. The gains or losses on these derivative instruments included in the assessment of hedge effectiveness are recorded in “Interest and other income (expense),” net with the offsetting foreign currency remeasurement gains and losses on the hedged items. If an adverse change in exchange rates of 10% was applied to our monetary assets and liabilities denominated in currencies other than the functional currencies as of June 30, 2026 and December 31, 2025, income before income taxes would have been approximately $55 million and $1 million lower, respectively, after considering the offsetting impact of the foreign currency exchange contracts and our net investment hedges.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stock repurchases during the three months ended June 30, 2026 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(in thousands)
April 1 - 30, 2026	16,922,312	$97.47	16,922,312	$30,126,783
May 1 - 31, 2026	16,537,940	$88.68	16,537,940	$28,660,178
June 1 - 30, 2026	19,474,436	$79.08	19,474,436	$27,120,118
Total	52,934,688		52,934,688

(1) In March 2021, the Company’s Board of Directors authorized a share repurchase program for the Company’s common stock with no expiration date. The Board subsequently approved additional repurchase authorizations in September 2023 and December 2024, and most recently in April 2026, authorized the repurchase of an additional $25 billion of the Company’s common stock. For further information regarding stock repurchase activity, see Note 10 Stockholders’ Equity to the consolidated financial statements in this Quarterly Report on Form 10-Q.

(2) Average price paid per share includes costs associated with the repurchases but excludes the 1% excise tax on stock repurchases imposed by the Inflation Reduction Act of 2022.

Item 5.Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended June 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Richard Barton(1)	Director	Adoption	5/4/2026	8/13/2027	25,920
Ted Sarandos(2)	Co-Chief Executive Officer and Director	Adoption	5/4/2026	4/30/2027	643,224

(1) Richard Barton, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on May 4, 2026. Mr. Barton’s plan provides for the potential exercise of vested stock options and the sale of up to 25,920 shares of Netflix common stock. The plan expires on August 13, 2027, or upon the earlier completion of all authorized transactions under the plan.

(2) Ted Sarandos, co-CEO and a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on May 4, 2026. Mr. Sarandos’ plan provides for the potential exercise of vested stock options and the sale of up to 643,224 shares of Netflix common stock. The plan expires on April 30, 2027, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately preceding the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	001-35727	3.1	November 14, 2025

3.3	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	July 17, 2026	By:	/s/ Ted Sarandos
Ted Sarandos Co-Chief Executive Officer (Principal executive officer)

Dated:	July 17, 2026	By:	/s/ Greg Peters
Greg Peters Co-Chief Executive Officer (Principal executive officer)

Dated:	July 17, 2026	By:	/s/ Jeffrey Karbowski
Jeffrey Karbowski Chief Accounting Officer (Principal accounting officer)