Form 10-Q
period 2026-09-30
NETFLIX INC
filed 2026-10-21
CIK 1065280

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of September 30, 2026, there were 4,106,325,903 shares of the registrant’s common stock, par value $0.001, outstanding.

NETFLIX, INC.
Consolidated Statements of Operations
(unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues	$12,874,176	$11,510,307	$37,683,871	$33,132,274
Cost of revenues	6,079,016	6,164,250	18,004,219	16,752,708
Sales and marketing	837,051	786,295	2,503,106	2,187,930
Technology and development	1,033,142	853,584	3,000,513	2,501,090
General and administrative	466,367	457,931	1,567,826	1,320,606
Operating income	4,458,600	3,248,247	12,608,207	10,369,940
Other income (expense):
Interest expense	(184,701)	(175,294)	(622,463)	(542,115)
Interest and other income (expense)	43,006	36,457	2,946,833	126,986
Income before income taxes	4,316,905	3,109,410	14,932,577	9,954,811
Provision for income taxes	(652,978)	(562,494)	(2,584,445)	(1,392,131)
Net income	$3,663,927	$2,546,916	$12,348,132	$8,562,680

Earnings per share:
Basic	$0.89	$0.60	$2.95	$2.01
Diluted	$0.87	$0.59	$2.90	$1.97
Weighted-average shares of common stock outstanding:
Basic	4,134,463	4,244,553	4,181,861	4,256,350
Diluted	4,195,127	4,340,392	4,251,298	4,352,844

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Comprehensive Income
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net income	$3,663,927	$2,546,916	$12,348,132	$8,562,680
Other comprehensive income (loss):
Foreign currency translation adjustments, net of income tax benefit (expense) of $(3) million, $0.5 million, $(15) million, and $32 million, respectively	29,345	(51,361)	(19,984)	102,895
Net change in unrealized gains (losses) on available-for-sale securities, net of income tax benefit (expense) of $0, $0, $0, and $1 million, respectively	—	—	—	(2,511)
Cash flow hedges:
Net unrealized gains (losses)	56,945	141,622	445,454	(1,175,122)
Reclassification of net (gains) losses included in net income	1,844	98,391	140,324	1,767
Net change, net of income tax benefit (expense) of $(18) million, $(72) million, $(176) million, and $350 million, respectively	58,789	240,013	585,778	(1,173,355)
Fair value hedges:
Net change in unrealized gains (losses) excluded from the assessment of effectiveness, net of income tax benefit (expense) of $0.1 million, $1 million, $(2) million, and $3 million, respectively	(469)	(3,240)	5,136	(8,447)
Total other comprehensive income (loss)	87,665	185,412	570,930	(1,081,418)
Comprehensive income	$3,751,592	$2,732,328	$12,919,062	$7,481,262

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.

Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net income	$3,663,927	$2,546,916	$12,348,132	$8,562,680
Adjustments to reconcile net income to net cash provided by operating activities:
Additions to content assets	(5,159,790)	(4,653,935)	(14,934,230)	(12,039,405)
Change in content liabilities	93,508	24,262	(43,070)	(601,043)
Amortization of content assets	4,235,454	4,002,744	12,764,663	11,657,930
Depreciation and amortization of property, equipment and intangibles	107,100	87,326	306,205	247,406
Stock-based compensation expense	133,723	80,986	405,440	233,825
Foreign currency remeasurement loss (gain) on debt	(9,162)	(1,707)	(28,085)	82,078
Other non-cash items	119,748	142,293	459,331	377,162
Deferred income taxes	182,054	20,539	322,133	(279,144)
Changes in operating assets and liabilities:
Other current assets	(136,415)	(169,597)	(729,342)	(477,647)
Accounts payable	46,211	139,451	(111,032)	(125,929)
Accrued expenses and other liabilities	85,509	707,151	131,620	746,329
Deferred revenue	(17,823)	(3,686)	3,903	203,862
Other non-current assets and liabilities	(181,765)	(97,569)	(699,372)	(550,473)
Net cash provided by operating activities	3,162,279	2,825,174	10,196,296	8,037,631
Cash flows from investing activities:
Purchases of property and equipment	(278,766)	(164,719)	(693,540)	(448,885)
Acquisitions	—	—	(585,744)	—
Purchases of investments	(52,545)	(3,850)	(52,545)	(161,515)
Proceeds from maturities and sales of investments	—	176,250	—	1,908,617
Other investing activities	—	36,190	—	—
Net cash provided by (used in) investing activities	(331,311)	43,871	(1,331,829)	1,298,217
Cash flows from financing activities:
Proceeds from issuance of debt	992,550	—	992,550	—
Repayments of debt	—	—	—	(1,833,450)
Proceeds from issuance of common stock	74,674	70,215	183,964	590,883
Repurchases of common stock	(4,796,725)	(1,856,885)	(10,781,716)	(7,047,608)
Taxes paid related to net share settlement of equity awards	(5,165)	(6,196)	(41,026)	(40,180)
Other financing activities	(20,306)	55,837	(9,185)	62,142
Net cash used in financing activities	(3,754,972)	(1,737,029)	(9,655,413)	(8,268,213)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	18,995	(21,721)	(50,471)	415,896
Net increase (decrease) in cash, cash equivalents and restricted cash	(905,009)	1,110,295	(841,417)	1,483,531
Cash, cash equivalents and restricted cash at beginning of period	9,102,786	8,180,573	9,039,194	7,807,337
Cash, cash equivalents and restricted cash at end of period	$8,197,777	$9,290,868	$8,197,777	$9,290,868

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Balance Sheets
(in thousands, except share and par value data)

	As of
	September 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,194,275	$9,033,681
Short-term investments	28,678	28,678
Other current assets	4,999,384	3,957,832
Total current assets	13,222,337	13,020,191
Content assets, net	34,605,477	32,778,392
Property and equipment, net	2,560,619	2,004,350
Other non-current assets	8,293,521	7,794,060
Total assets	$58,681,954	$55,596,993
Liabilities and Stockholders’ Equity
Current liabilities:
Current content liabilities	$3,885,069	$4,084,854
Accounts payable	860,098	900,612
Accrued expenses and other liabilities	3,301,264	3,220,869
Deferred revenue	1,779,633	1,775,730
Short-term debt	2,474,796	998,865
Total current liabilities	12,300,860	10,980,930
Non-current content liabilities	1,723,034	1,579,476
Long-term debt	12,657,598	13,463,971
Other non-current liabilities	2,714,209	2,957,128
Total liabilities	29,395,701	28,981,505
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.001 par value; 49,900,000,000 shares authorized at September 30, 2026 and December 31, 2025; 4,106,325,903 and 4,222,162,150 issued and outstanding at September 30, 2026 and December 31, 2025, respectively	7,898,264	7,286,410
Treasury stock at cost (477,363,677 and 346,541,145 shares at September 30, 2026 and December 31, 2025, respectively)	(33,232,809)	(22,372,658)
Accumulated other comprehensive loss	(9,452)	(580,382)
Retained earnings	54,630,250	42,282,118
Total stockholders’ equity	29,286,253	26,615,488
Total liabilities and stockholders’ equity	$58,681,954	$55,596,993

See accompanying notes to the consolidated financial statements.

NETFLIX, INC.
Consolidated Statements of Stockholders’ Equity
(unaudited)
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Total stockholders’ equity, beginning balances	$30,152,052	$24,951,899	$26,615,488	$24,743,567

Common stock and additional paid-in capital:
Beginning balances	$7,670,503	$6,932,828	$7,286,410	$6,252,126
Issuance of common stock	94,038	66,511	206,414	594,374
Stock-based compensation expense	133,723	80,986	405,440	233,825
Ending balances	$7,898,264	$7,080,325	$7,898,264	$7,080,325

Treasury stock:
Beginning balances	$(28,387,657)	$(18,392,942)	$(22,372,658)	$(13,171,638)
Repurchases of common stock to be held as treasury stock	(4,845,152)	(1,877,689)	(10,860,151)	(7,098,993)
Ending balances	$(33,232,809)	$(20,270,631)	$(33,232,809)	$(20,270,631)

Accumulated other comprehensive income (loss):
Beginning balances	$(97,117)	$(904,668)	$(580,382)	$362,162
Other comprehensive income (loss)	87,665	185,412	570,930	(1,081,418)
Ending balances	$(9,452)	$(719,256)	$(9,452)	$(719,256)

Retained earnings:
Beginning balances	$50,966,323	$37,316,681	$42,282,118	$31,300,917
Net income	3,663,927	2,546,916	12,348,132	8,562,680
Ending balances	$54,630,250	$39,863,597	$54,630,250	$39,863,597

Total stockholders’ equity, ending balances	$29,286,253	$25,954,035	$29,286,253	$25,954,035

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

2. Revenue Recognition
The following table summarizes revenues by region for the three and nine months ended September 30, 2026 and September 30, 2025. Total revenues are inclusive of hedging losses of $(1) million and $(181) million for the three and nine months ended September 30, 2026, respectively, and $(129) million and $(2) million for the three and nine months ended September 30, 2025, respectively. See Note 8 Derivative Financial Instruments and Hedging Activities for further information.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
United States and Canada (UCAN)	$5,628,215	$5,071,781	$16,305,180	$14,617,882
Europe, Middle East, and Africa (EMEA)	4,106,572	3,699,052	12,138,506	10,641,903
Latin America (LATAM)	1,602,603	1,370,913	4,683,951	3,939,582
Asia-Pacific (APAC)	1,536,786	1,368,561	4,556,234	3,932,907
Total Revenues	$12,874,176	$11,510,307	$37,683,871	$33,132,274
Deferred revenue consists primarily of prepaid subscription fees for streaming plans that have been billed and not yet recognized as revenue, as well as gift cards that have not been fully redeemed. As of September 30, 2026, total deferred revenue was $1,780 million, the vast majority of which was related to prepaid subscription fees billed that are expected to be recognized as revenue within the next month. Deferred revenue balances relating to gift cards will be recognized over the service period following redemption, which is expected to occur over the next 12 months. Deferred revenue increased $4 million from $1,776 million as of December 31, 2025 to $1,780 million as of September 30, 2026. Deferred revenue balances may fluctuate due to the number of paid memberships and the price of our streaming plans.

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

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands, except per share data)
Basic earnings per share:
Net income	$3,663,927	$2,546,916	$12,348,132	$8,562,680
Shares used in computation:
Weighted-average shares of common stock outstanding	4,134,463	4,244,553	4,181,861	4,256,350
Basic earnings per share	$0.89	$0.60	$2.95	$2.01

Diluted earnings per share:
Net income	$3,663,927	$2,546,916	$12,348,132	$8,562,680
Shares used in computation:
Weighted-average shares of common stock outstanding	4,134,463	4,244,553	4,181,861	4,256,350
Effect of dilutive stock-based awards	60,664	95,839	69,437	96,494
Weighted-average number of shares	4,195,127	4,340,392	4,251,298	4,352,844
Diluted earnings per share	$0.87	$0.59	$2.90	$1.97

The following table summarizes the potential shares of common stock excluded from the diluted calculation as their inclusion would have been anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Stock-based awards	9,228	296	7,078	326

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
The following tables summarize the Company’s cash, cash equivalents, restricted cash and short-term investments as of September 30, 2026 and December 31, 2025:

	As of September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$4,271,312	$—	$—	$4,271,312	$4,267,872	$—	$3,358	$82
Level 1 securities:
Money market funds	2,352,508	—	—	2,352,508	2,352,446	—	—	62
Level 2 securities:
Time deposits	1,602,635	—	—	1,602,635	1,573,957	28,678	—	—
	$8,226,455	$—	$—	$8,226,455	$8,194,275	$28,678	$3,358	$144

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cash and Cash Equivalents	Short-term Investments	Other Current Assets	Non-current Assets
	(in thousands)
Cash	$5,214,163	$—	$—	$5,214,163	$5,208,710	$—	$5,369	$84
Level 1 securities:
Money market funds	3,259,240	—	—	3,259,240	3,259,180	—	—	60
Level 2 securities:
Time deposits	594,469	—	—	594,469	565,791	28,678	—	—
	$9,067,872	$—	$—	$9,067,872	$9,033,681	$28,678	$5,369	$144
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

5. Balance Sheet Components
Content Assets, Net
Content assets consisted of the following:

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Licensed content, net	$12,508,405	$12,138,578

Produced content, net
Released, less amortization	10,369,622	10,687,444
In production	10,905,673	9,210,735
In development and pre-production	821,777	741,635
	22,097,072	20,639,814

Content assets, net	$34,605,477	$32,778,392

The following table summarizes the amortization of content assets:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Licensed content	$2,271,145	$2,253,603	$6,817,921	$6,262,335
Produced content	1,964,309	1,749,141	5,946,742	5,395,595
Total	$4,235,454	$4,002,744	$12,764,663	$11,657,930
Property and Equipment, Net
Property and equipment and accumulated depreciation consisted of the following:

	As of
	September 30, 2026	December 31, 2025	Estimated Useful Lives
	(in thousands)
Land	$155,870	$155,664
Buildings and improvements	559,410	537,082	30 years
Leasehold improvements	1,398,853	1,263,051	Over life of lease
Furniture and fixtures	165,931	157,984	3 years
Information technology	718,399	572,407	3-5 years
Corporate aircraft	185,660	99,164	8-10 years
Machinery and equipment	46,808	30,879	3-5 years
Capital work-in-progress	602,158	285,010
Property and equipment, gross	3,833,089	3,101,241
Less: Accumulated depreciation	(1,272,470)	(1,096,891)
Property and equipment, net	$2,560,619	$2,004,350

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
Information related to the Company’s operating right-of-use assets and related operating lease liabilities were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Cash paid for operating lease liabilities	$137,673	$108,787	$412,197	$356,708
Right-of-use assets obtained in exchange for new operating lease obligations	40,845	235,513	89,711	447,040

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Operating lease right-of-use assets, net	$1,969,057	$2,207,161

Current operating lease liabilities	435,730	460,475
Non-current operating lease liabilities	1,816,507	2,052,526
Total operating lease liabilities	$2,252,237	$2,513,001

Other Current Assets
Other current assets consisted of the following:

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Trade receivables	$2,060,374	$2,031,476
Prepaid expenses	593,552	498,054
Other	2,345,458	1,428,302
Total other current assets	$4,999,384	$3,957,832

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

7. Debt
As of September 30, 2026, the Company had aggregate outstanding notes of $15,132 million, net of $59 million of issuance costs and discounts and $145 million of fair value hedging adjustments, with varying maturities (the “Notes”). Of the outstanding balance, $2,475 million, net of issuance costs, is classified as short-term debt on the Consolidated Balance Sheets. As of December 31, 2025, the Company had aggregate outstanding notes of $14,463 million, net of $56 million of issuance costs and discounts. Each of the Notes are senior unsecured obligations of the Company. Interest is payable semi-annually at fixed rates.
A portion of the outstanding Notes is denominated in foreign currency (comprised of €4,700 million) and is remeasured into U.S. dollars at each balance sheet date (with remeasurement gain, net of hedging impacts, totaling $9 million and $28 million for the three and nine months ended September 30, 2026, respectively). See Note 8 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
The following table provides a summary of the Company’s outstanding debt and the fair values based on quoted market prices in less active markets as of September 30, 2026 and December 31, 2025:

	Principal Amount at Par				Level 2 Fair Value as of
	September 30, 2026	December 31, 2025	Issuance Date	Maturity	September 30, 2026	December 31, 2025
	(in millions)				(in millions)
4.375% Senior Notes	$1,000	$1,000	October 2016	November 2026	$1,000	$1,006
3.625% Senior Notes(1)	1,476	1,526	May 2017	May 2027	1,480	1,550
4.875% Senior Notes	1,600	1,600	October 2017	April 2028	1,595	1,634
5.875% Senior Notes	1,900	1,900	April 2018	November 2028	1,926	1,998
4.625% Senior Notes(1)	1,249	1,292	October 2018	May 2029	1,275	1,363
6.375% Senior Notes	800	800	October 2018	May 2029	820	857
3.875% Senior Notes(1)	1,363	1,409	April 2019	November 2029	1,361	1,455
5.375% Senior Notes	900	900	April 2019	November 2029	900	939
3.625% Senior Notes(1)	1,249	1,292	October 2019	June 2030	1,235	1,322
4.875% Senior Notes	1,000	1,000	October 2019	June 2030	978	1,025
4.900% Senior Notes(2)	1,000	1,000	August 2024	August 2034	942	1,025
5.250% Senior Notes(2)	1,000	—	July 2026	August 2036	946	—
5.400% Senior Notes(2)	800	800	August 2024	August 2054	700	777
	$15,337	$14,519			$15,158	$14,951
(1) The following Senior Notes have a principal amount denominated in Euros: 3.625% Senior Notes for €1,300 million, 4.625% Senior Notes for €1,100 million, 3.875% Senior Notes for €1,200 million, and 3.625% Senior Notes for €1,100 million.
(2) As of September 30, 2026, the Company designated a portion of its 4.900% Senior Notes, 5.250% Senior Notes, and 5.400% Senior Notes as the hedged items in fair value hedging relationships for interest rate risk, using interest rate swap agreements as the hedging instruments. Under these agreements, the Company pays a floating interest rate based on the Secured Overnight Financing Rate (“SOFR”), effectively converting the fixed-rate debt to floating-rate debt. The floating interest rate on the hedged tranches will vary with changes in SOFR. See Note 8 Derivative Financial Instruments and Hedging Activities for further details.
The Company may redeem the Notes prior to maturity in whole or in part at an amount equal to the principal amount thereof plus accrued and unpaid interest and an applicable premium (if any). The Notes include, among other terms and conditions, limitations on the Company’s ability to consolidate or merge with, or convey, transfer or lease all or substantially all of the Company’s and its subsidiaries assets, to another person. Certain of the Notes additionally require the Company to offer to repurchase the Notes at a purchase price in cash equal to 101% of the principal plus accrued interest in the event of a change of control accompanied by a decline in the ratings of the Notes and limit the ability of the Company and certain of its subsidiaries to create, incur or allow certain liens, enter into sale and lease-back transactions and create, assume, incur or guarantee additional indebtedness of certain of the Company’s subsidiaries. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all related covenants.

Revolving Credit Facility
On April 12, 2024, the Company entered into a five-year, $3 billion unsecured revolving credit facility that matures on April 12, 2029 (the “Revolving Credit Agreement”), to replace its previous $1 billion unsecured revolving credit facility. As of September 30, 2026, no amounts have been borrowed under the Revolving Credit Agreement.
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
The Revolving Credit Agreement contains customary affirmative covenants and negative covenants (and customary baskets and exceptions with respect thereto) for a credit facility of this size and type and requires the Company to maintain a minimum ratio of consolidated EBITDA to consolidated interest expense of 3.0 to 1.0 as of the last day of each fiscal quarter. As of September 30, 2026 and December 31, 2025, the Company was in compliance with all related covenants and ratios.
Commercial Paper Program
In May 2025, the Company established a $3 billion commercial paper program (the “Commercial Paper Program”) under which it may issue short-term unsecured commercial paper notes. Net proceeds from this program may be used for general corporate purposes. There were no borrowings outstanding under the Commercial Paper Program as of September 30, 2026.
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

Notional Amount of Derivative Contracts
The net notional amounts of the Company’s outstanding derivative instruments were as follows:

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts
Cash flow hedges	$22,719,064	$21,066,760
Fair value hedges	2,926,246	2,884,792
Interest rate contracts
Fair value hedges	2,400,000	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	1,556,156	1,555,502
Total	$29,601,466	$25,507,054

Foreign Exchange Contracts
As of September 30, 2026 and December 31, 2025, approximately $1.8 billion and $1.9 billion, respectively, of the Company’s Euro-denominated Senior Notes were designated as hedges of the foreign exchange risk of the Company’s net investment in certain foreign subsidiaries.
As of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s Euro-denominated Senior Notes (included in “Short-term debt” and “Long-term debt” on the Company’s Consolidated Balance Sheets), which was designated as the hedged items in fair value hedges, was approximately $2.8 billion and $2.9 billion, respectively.
See Note 7 Debt for further information on the Company’s debt obligations.
Interest Rate Contracts
As of September 30, 2026, the carrying amount of the Company’s Senior Notes (included in “Long-term debt” on the Company’s Consolidated Balance Sheets), which was designated as the hedged items in fair value hedges of interest rate risk was approximately $2.2 billion. The related cumulative fair value hedging adjustments included in the carrying amount of the hedged Senior Notes was approximately $(145) million. No Senior Notes were designated as the hedged items in fair value hedges of interest rate risk as of December 31, 2025.
Fair Value of Derivative Contracts
The fair value of the Company’s outstanding derivative instruments was as follows:

	As of September 30, 2026
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$372,293	$261,029	$278,754	$78,126
Interest rate contracts	1,123	—	—	145,158
Derivatives not designated as hedging instruments:
Foreign exchange contracts	46,915	—	26,964	—
Total	$420,331	$261,029	$305,718	$223,284

	As of December 31, 2025
	Derivative Assets		Derivative Liabilities
	Other current assets	Other non-current assets	Accrued expenses and other liabilities	Other non-current liabilities
	(in thousands)
Derivatives designated as hedging instruments:
Foreign exchange contracts	$192,828	$88,985	$426,341	$214,574
Interest rate contracts	—	—	—	—
Derivatives not designated as hedging instruments:
Foreign exchange contracts	3,463	—	11,704	—
Total	$196,291	$88,985	$438,045	$214,574
The Company classifies derivative instruments in the Level 2 category within the fair value hierarchy. These instruments are valued using industry standard valuation models that use observable inputs such as interest rate yield curves, and forward and spot prices for currencies.
As of September 30, 2026, the pre-tax net accumulated gain on our foreign currency cash flow hedges included in accumulated other comprehensive income (“AOCI”) on the Consolidated Balance Sheets expected to be recognized in earnings within the next 12 months is $193 million.

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
The potential offsetting effect to the Company’s derivative assets and liabilities under its master netting agreements and collateral security agreements were as follows:

	As of September 30, 2026
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$681,360	$—	$681,360	$(498,881)	$—	$182,479
Derivative liabilities	529,002	—	529,002	(498,881)	—	30,121

	As of December 31, 2025
				Gross Amount Not Offset in the Consolidated Balance Sheets
	Gross Amount Recognized in the Consolidated Balance Sheets	Gross Amount Offset in the Consolidated Balance Sheets	Net Amount Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received and Posted	Net Amount
	(in thousands)
Derivative assets	$285,276	$—	$285,276	$(282,469)	$—	$2,807
Derivative liabilities	652,619	—	652,619	(282,469)	—	370,150

Effect of Derivative and Non-Derivative Instruments on Consolidated Financial Statements
The pre-tax gains (losses) on the Company’s cash flow hedges, fair value hedges, and net investment hedges recognized in AOCI were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Cash flow hedges:
Foreign exchange contracts
Amount included in the assessment of effectiveness	$74,072	$183,823	$579,440	$(1,525,289)
Fair value hedges:
Foreign exchange contracts
Amount excluded from the assessment of effectiveness	(11,545)	(18,895)	(28,900)	(55,025)
Net investment hedges:
Foreign currency-denominated debt
Amount included in the assessment of effectiveness	12,157	(2,320)	62,743	(140,320)
Total	$74,684	$162,608	$613,283	$(1,720,634)

The following tables present the effects of the Company’s derivative instruments and related hedged items on the Consolidated Statements of Operations:

	Three Months Ended
	September 30, 2026
	Revenues	Cost of Revenues	Interest Expense	Interest and Other Income (Expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$12,874,176	$6,079,016	$(184,701)	$43,006

Losses on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of losses reclassified from AOCI	(713)	(1,686)	—	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	—	18,617
Derivatives designated as hedging instruments	—	—	—	(13,909)
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	—	(10,934)
Interest rate contracts
Hedged items	—	—	131,348	—
Derivatives designated as hedging instruments	—	—	(131,348)	—
Amount recognized in earnings on net periodic settlements	—	—	896	—
Losses on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	—	(19,097)

	Three Months Ended
	September 30, 2025
	Revenues	Cost of Revenues	Interest Expense	Interest and Other Income (Expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$11,510,307	$6,164,250	$(175,294)	$36,457

Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(129,365)	1,655	—	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	—	(4,091)
Derivatives designated as hedging instruments	—	—	—	5,896
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	—	(14,690)
Interest rate contracts
Hedged items	—	—	—	—
Derivatives designated as hedging instruments	—	—	—	—
Amount recognized in earnings on net periodic settlements	—	—	—	—
Losses on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	—	(9,396)

	Nine Months Ended
	September 30, 2026
	Revenues	Cost of Revenues	Interest Expense	Interest and Other Income (Expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$37,683,871	$18,004,219	$(622,463)	$2,946,833

Losses on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of losses reclassified from AOCI	(180,860)	(1,673)	—	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	—	96,085
Derivatives designated as hedging instruments	—	—	—	(90,897)
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	—	(35,581)
Interest rate contracts
Hedged items	—	—	145,157	—
Derivatives designated as hedging instruments	—	—	(145,157)	—
Amount recognized in earnings on net periodic settlements	—	—	1,132	—
Losses on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	—	(19,416)

	Nine Months Ended
	September 30, 2025
	Revenues	Cost of Revenues	Interest Expense	Interest and Other Income (Expense)
	(in thousands)
Total amounts presented in the Consolidated Statements of Operations	$33,132,274	$16,752,708	$(542,115)	$126,986

Losses on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of losses reclassified from AOCI	(1,954)	(340)	—	—
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Hedged items	—	—	—	(469,478)
Derivatives designated as hedging instruments	—	—	—	479,523
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	—	(44,061)
Interest rate contracts
Hedged items	—	—	—	—
Derivatives designated as hedging instruments	—	—	—	—
Amount recognized in earnings on net periodic settlements	—	—	—	—
Losses on derivatives not designated as hedging instruments
Foreign exchange contracts	—	—	—	(80,367)

9. Commitments and Contingencies

Content
As of September 30, 2026, the Company had $25.2 billion of obligations comprised of $3.9 billion included in “Current content liabilities” and $1.7 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $19.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
As of December 31, 2025, the Company had $24.0 billion of obligations comprised of $4.1 billion included in “Current content liabilities” and $1.6 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $18.4 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not yet meet the criteria for recognition.
The expected timing of payments for these content obligations is as follows:

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
Less than one year	$11,776,580	$11,528,030
Due after one year and through three years	9,895,575	8,376,160
Due after three years and through five years	3,027,909	3,041,538
Due after five years	522,736	1,093,500
Total content obligations	$25,222,800	$24,039,228
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
The following table summarizes the activities related to the Company’s stock options:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price (per share)
Balances as of December 31, 2025	127,679,804	$36.07
Granted	6,571,326	84.84
Exercised	(14,023,403)	14.72
Expired	(52,610)	9.77
Balances as of September 30, 2026	120,175,117	$41.24
Vested and exercisable as of September 30, 2026	120,175,117	$41.24

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
The following table summarizes the activities related to the Company’s unvested RSUs and PSUs:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value (per share)
Balances as of December 31, 2025	1,585,260	$98.68
Granted(1)	1,245,383	82.91
Vested(1)	(962,882)	78.32
Forfeited	—	—
Balances as of September 30, 2026	1,867,761	$98.66
(1) Amounts include 264,300 PSU awards that were granted and 528,600 PSU awards that vested based on the achievement of market-based performance targets during the performance period ended December 31, 2025, but were settled in the first quarter of 2026.

Stock-Based Compensation
Total stock-based compensation expense was $134 million and $405 million for the three and nine months ended September 30, 2026, respectively, and $81 million and $234 million for the three and nine months ended September 30, 2025, respectively.
Stock Repurchases
In March 2021, the Company’s Board of Directors authorized a share repurchase program for the Company’s common stock with no expiration date. The Board subsequently approved additional repurchase authorizations in September 2023 and December 2024, and most recently in April 2026, authorized the repurchase of an additional $25 billion of the Company’s common stock. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. The Company is not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including the Company’s stock price, general economic, business and market conditions, and alternative investment opportunities. The Company may discontinue any repurchases of its common stock at any time without prior notice. During the three and nine months ended September 30, 2026, the Company repurchased 63,917,979 and 130,349,765 shares of common stock, respectively, for an aggregate amount of $4.8 billion and $10.7 billion, respectively (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022). As of September 30, 2026, $22.3 billion remains available for repurchases. Shares repurchased by the Company are accounted for when the transaction is settled. As of September 30, 2026, there were no unsettled share repurchases. Direct costs incurred to acquire the shares are included in the total cost of the shares.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize the changes in accumulated balances of other comprehensive income (loss) for the three and nine months ended September 30, 2026:

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of June 30, 2026	$(281,833)	$(61,670)	$296,213	$3,727	$—	$(53,554)	$(97,117)
Other comprehensive income (loss) before reclassifications	19,999	12,157	74,072	(11,545)	—	(17,268)	77,415
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	2,399	10,934	—	(3,083)	10,250
Net change in accumulated other comprehensive income (loss)	19,999	12,157	76,471	(611)	—	(20,351)	87,665
Balances as of September 30, 2026	$(261,834)	$(49,513)	$372,684	$3,116	$—	$(73,905)	$(9,452)

	Foreign Currency Translation Adjustments	Net Investment Hedge Gains (Losses)	Change in Unrealized Gains (Losses) on Cash Flow Hedges	Change in Unrealized Gains (Losses) on Excluded Component of Fair Value Hedges	Change in Unrealized Gains (Losses) on AFS Securities	Tax (Expense) Benefit	Total
	(in thousands)
Balances as of December 31, 2025	$(193,615)	$(112,256)	$(389,289)	$(3,565)	$—	$118,343	$(580,382)
Other comprehensive income (loss) before reclassifications	(68,219)	62,743	579,440	(28,900)	—	(141,812)	403,252
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	182,533	35,581	—	(50,436)	167,678
Net change in accumulated other comprehensive income (loss)	(68,219)	62,743	761,973	6,681	—	(192,248)	570,930
Balances as of September 30, 2026	$(261,834)	$(49,513)	$372,684	$3,116	$—	$(73,905)	$(9,452)

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
The following tables summarize the amounts reclassified from AOCI to the Consolidated Statements of Operations for the three and nine months ended September 30, 2026:

	Three Months Ended
	September 30, 2026
	Revenues	Cost of Revenues	Interest and Other Income (Expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$—	$—	$—
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(713)	(1,686)	—	555	(1,844)
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(10,934)	2,528	(8,406)
Total	$(713)	$(1,686)	$(10,934)	$3,083	$(10,250)

	Nine Months Ended
	September 30, 2026
	Revenues	Cost of Revenues	Interest and Other Income (Expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$—	$—	$—
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(180,860)	(1,673)	—	42,209	(140,324)
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(35,581)	8,227	(27,354)
Total	$(180,860)	$(1,673)	$(35,581)	$50,436	$(167,678)
The following tables summarize the amounts reclassified from AOCI to the Consolidated Statements of Operations for the three and nine months ended September 30, 2025:

	Three Months Ended
	September 30, 2025
	Revenues	Cost of Revenues	Interest and Other Income (Expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$—	$—	$—
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(129,365)	1,655	—	29,319	(98,391)
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(14,690)	3,373	(11,317)
Total	$(129,365)	$1,655	$(14,690)	$32,692	$(109,708)

	Nine Months Ended
	September 30, 2025
	Revenues	Cost of Revenues	Interest and Other Income (Expense)	Provision for Income Taxes	Total Reclassifications
	(in thousands)
Gains (losses) on available-for-sale securities
Amount of gains (losses) reclassified from AOCI	$—	$—	$121	$(28)	$93
Gains (losses) on derivatives in cash flow hedging relationship
Foreign exchange contracts
Amount of gains (losses) reclassified from AOCI	(1,954)	(340)	—	527	(1,767)
Gains (losses) on derivatives in fair value hedging relationship
Foreign exchange contracts
Amount excluded from assessment of effectiveness and recognized in earnings based on amortization approach	—	—	(44,061)	10,116	(33,945)
Total	$(1,954)	$(340)	$(43,940)	$10,615	$(35,619)

11. Income Taxes

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands, except percentages)
Provision for income taxes	$652,978	$562,494	$2,584,445	$1,392,131
Effective tax rate	15%	18%	17%	14%

The effective tax rates for the three and nine months ended September 30, 2026 differed from the Federal statutory rate primarily due to the foreign-derived income deduction and excess tax benefits on stock-based compensation.

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
The following table presents selected financial information with respect to the Company’s single operating segment for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
	(in thousands)
Revenues	$12,874,176	$11,510,307	$37,683,871	$33,132,274
Less:
Content amortization	4,235,454	4,002,744	12,764,663	11,657,930
Other cost of revenues	1,843,562	2,161,506	5,239,556	5,094,778
Sales and marketing	837,051	786,295	2,503,106	2,187,930
Technology and development	1,033,142	853,584	3,000,513	2,501,090
General and administrative	466,367	457,931	1,567,826	1,320,606
Operating income	4,458,600	3,248,247	12,608,207	10,369,940
Operating margin	34.6%	28.2%	33.5%	31.3%

Other income (expense)
Interest expense	(184,701)	(175,294)	(622,463)	(542,115)
Interest and other income (expense)(1)	43,006	36,457	2,946,833	126,986
Income before income taxes	4,316,905	3,109,410	14,932,577	9,954,811
Provision for income taxes	(652,978)	(562,494)	(2,584,445)	(1,392,131)
Net income	$3,663,927	$2,546,916	$12,348,132	$8,562,680
(1) Interest and other income (expense) for the nine months ended September 30, 2026 includes a $2.8 billion termination fee received during the first quarter of 2026 in connection with the termination of the WBD transaction. Interest and other income (expense) also includes interest income of $70 million and $222 million, respectively, for the three and nine months ended September 30, 2026, and $67 million and $221 million, respectively, for the three and nine months ended September 30, 2025.
See the consolidated financial statements for other financial information regarding the Company’s operating segment.
Total U.S. revenues were $5.3 billion and $15.2 billion, respectively, for the three and nine months ended September 30, 2026, and $4.7 billion and $13.6 billion, respectively, for the three and nine months ended September 30, 2025. See Note 2 Revenue Recognition for additional information about revenues by region.
The Company’s long-lived tangible assets, as well as the Company’s operating lease right-of-use assets recognized on the Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, were located as follows:

	As of
	September 30, 2026	December 31, 2025
	(in thousands)
United States	$3,345,183	$3,075,477
International	1,184,493	1,136,034

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. These forward-looking statements include, but are not limited to, statements regarding: our core strategy; our ability to improve our content offerings and service; our future financial performance, including expectations regarding revenues, deferred revenue, operating income and margin, net income, expenses, profitability, and memberships; liquidity, including the sufficiency of our capital resources, net cash provided by (used in) operating activities, access to financing sources and free cash flows; capital allocation strategies, including any stock repurchases or repurchase programs; stock price volatility; impact of foreign exchange rate fluctuations, including on net income and revenues; expectations regarding hedging activity; impact of interest rate fluctuations; adequacy of existing facilities; future regulatory changes and their impact on our business; intellectual property; cybersecurity; price changes and testing; accounting treatment for changes related to content assets; acquisitions; actions by competitors; partnerships; advertising; member viewing patterns; dividends; future contractual obligations, including unknown content obligations and timing of payments; our global content and marketing investments, including investments in original programming, consumer products and experiences; impact of work stoppages; content amortization; resolution of tax examinations; tax expense; unrecognized tax benefits; deferred tax assets; resolution of disputes and other proceedings; our ability to effectively manage change and growth; our company culture; and our ability to attract and retain qualified employees and key personnel. These forward-looking statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those included in forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission (“SEC”) on January 23, 2026, in particular the risk factors discussed under the heading “Risk Factors” in Part I, Item 1A.
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
Our core strategy is to grow our business globally within the parameters of our operating margin target. We strive to continuously improve our members’ experience by offering compelling content that delights them and attracts new members. We aim to offer a range of streaming plans, including our ad-supported subscription, to meet a variety of consumer needs. We seek to drive conversation around our content to further enhance member joy, and we are continuously enhancing our user interface to help our members more easily choose content that they will find enjoyable.

Results of Operations

The following represents our consolidated performance highlights:

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Q3’26 vs. Q3’25
	(in thousands, except percentages)
Financial Results:
Revenues	$12,874,176	$11,510,307	$1,363,869	12%
Constant currency change in revenues(1)				11%

Operating income	$4,458,600	$3,248,247	$1,210,353	37%
Operating margin	34.6%	28.2%	6.4%

Net income	$3,663,927	$2,546,916	$1,117,011	44%

(1) See the “Non-GAAP Constant Currency Information” section below for additional details on our use of constant currency revenue.
Operating margin for the three months ended September 30, 2026 increased by over six percentage points as compared to the prior comparative period. The increase in operating margin was driven by a decrease in cost of revenues and revenue growth outpacing the growth in sales and marketing and general and administrative expenses, partially offset by technology and development expenses growing at a faster rate than revenues.
Net income for the three months ended September 30, 2026 increased by $1,117 million as compared to the prior comparative period, primarily due to a $1,210 million increase in operating income, driven by a $1,364 million increase in revenues and an $85 million decrease in cost of revenues. The impact of higher operating income was partially offset by a $90 million increase in the provision for income taxes.

Revenues
We primarily derive revenues from monthly subscription fees for services related to streaming content to our members. We offer a variety of streaming plans, including our ad-supported subscription, with multiple pricing tiers that vary by country and the features of the plan. As of September 30, 2026, pricing on our streaming plans ranged from the U.S. dollar equivalent of $1 to $37 per month, and pricing on our extra member accounts ranged from the U.S. dollar equivalent of $2 to $10 per month. We expect that from time to time the prices of our streaming plans in each country may change and we may test other plan and price variations. The prices of our streaming plans, and periodic changes to these prices, may impact growth in memberships and the plans that both new and existing members choose, including the number of members that select our ad-supported subscription.
We also earn revenues from advertisements presented on our streaming service, consumer products and experiences, and various other sources.
Three months ended September 30, 2026 as compared to the three months ended September 30, 2025

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Q3’26 vs. Q3’25
	(in thousands, except percentages)
Revenues	$12,874,176	$11,510,307	$1,363,869	12%
Revenues for the three months ended September 30, 2026 increased 12% as compared to the three months ended September 30, 2025, primarily due to the growth in subscription revenue of $1,057 million, which reflects increases in memberships and pricing, and an increase of $256 million in advertising revenue. The $1,364 million increase in revenues includes a favorable impact of $101 million from changes in foreign exchange rates, net of hedging.

Nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Revenues	$37,683,871	$33,132,274	$4,551,597	14%
Revenues for the nine months ended September 30, 2026 increased 14% as compared to the nine months ended September 30, 2025, primarily due to the growth in subscription revenue of $3,472 million, which reflects increases in memberships and pricing, and an increase of $864 million in advertising revenue. The $4,552 million increase in revenues includes a favorable impact of $508 million from changes in foreign exchange rates, net of hedging.
Revenues earned from other sources did not materially impact total revenues for the three and nine months ended September 30, 2026.
The following tables summarize revenues by region for the three and nine months ended September 30, 2026 and 2025. Total revenues are inclusive of hedging losses of $(1) million and $(181) million for the three and nine months ended September 30, 2026, respectively, and $(129) million and $(2) million for the three and nine months ended September 30, 2025, respectively. See Note 8 Derivative Financial Instruments and Hedging Activities to the consolidated financial statements for further information regarding the Company’s derivative and non-derivative financial instruments.
Three months ended September 30, 2026 as compared to the three months ended September 30, 2025

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Q3’26 vs. Q3’25
	(in thousands, except percentages)
United States and Canada (UCAN)	$5,628,215	$5,071,781	$556,434	11%
Europe, Middle East, and Africa (EMEA)	4,106,572	3,699,052	407,520	11%
Latin America (LATAM)	1,602,603	1,370,913	231,690	17%
Asia-Pacific (APAC)	1,536,786	1,368,561	168,225	12%
Total Revenues	$12,874,176	$11,510,307	$1,363,869	12%

Nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
United States and Canada (UCAN)	$16,305,180	$14,617,882	$1,687,298	12%
Europe, Middle East, and Africa (EMEA)	12,138,506	10,641,903	1,496,603	14%
Latin America (LATAM)	4,683,951	3,939,582	744,369	19%
Asia-Pacific (APAC)	4,556,234	3,932,907	623,327	16%
Total Revenues	$37,683,871	$33,132,274	$4,551,597	14%

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
The tables below summarize constant currency revenues by region for the three and nine months ended September 30, 2026 and the constant currency percentage change in revenues by region for the three and nine months ended September 30, 2026 as compared to the three and nine months ended September 30, 2025:

	Three Months Ended				Three Months Ended			Change
	September 30, 2026				September 30, 2025			Q3’26 vs. Q3’25
	As Reported	Constant Currency Adjustment	Hedging (Gains) Losses Included in Revenues	Constant Currency Revenues	As Reported	Hedging (Gains) Losses Included in Revenues	Revenues Less Hedging Impact	Reported Change	Constant Currency Change
	(in thousands, except percentages)
UCAN	$5,628,215	$7,492	$(7,928)	$5,627,779	$5,071,781	$(2,196)	$5,069,585	11%	11%
EMEA	4,106,572	22,863	17,038	4,146,473	3,699,052	113,580	3,812,632	11%	9%
LATAM	1,602,603	(53,448)	12,849	1,562,004	1,370,913	26,300	1,397,213	17%	12%
APAC	1,536,786	50,803	(21,246)	1,566,343	1,368,561	(8,319)	1,360,242	12%	15%
Total Revenues	$12,874,176	$27,710	$713	$12,902,599	$11,510,307	$129,365	$11,639,672	12%	11%

	Nine Months Ended				Nine Months Ended			Change
	September 30, 2026				September 30, 2025			YTD’26 vs. YTD’25
	As Reported	Constant Currency Adjustment	Hedging (Gains) Losses Included in Revenues	Constant Currency Revenues	As Reported	Hedging (Gains) Losses Included in Revenues	Revenues Less Hedging Impact	Reported Change	Constant Currency Change
	(in thousands, except percentages)
UCAN	$16,305,180	$(17,697)	$(11,675)	$16,275,808	$14,617,882	$(23,179)	$14,594,703	12%	12%
EMEA	12,138,506	(526,733)	189,179	11,800,952	10,641,903	50,404	10,692,307	14%	10%
LATAM	4,683,951	(181,419)	55,629	4,558,161	3,939,582	26,397	3,965,979	19%	15%
APAC	4,556,234	38,860	(52,273)	4,542,821	3,932,907	(51,668)	3,881,239	16%	17%
Total Revenues	$37,683,871	$(686,989)	$180,860	$37,177,742	$33,132,274	$1,954	$33,134,228	14%	12%

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
Three months ended September 30, 2026 as compared to the three months ended September 30, 2025

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Q3’26 vs. Q3’25
	(in thousands, except percentages)
Cost of revenues	$6,079,016	$6,164,250	$(85,234)	(1)%
As a percentage of revenues	47%	54%
The decrease in cost of revenues was primarily due to a decrease in other cost of revenues, driven by lower non-income tax expenses as the prior year period includes a $619 million expense related to non-income tax assessments in Brazil. The decrease in other cost of revenues was partially offset by a $233 million increase in content amortization relating to our existing and new content. No individual component of the remaining change in cost of revenues was material.
Nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Cost of revenues	$18,004,219	$16,752,708	$1,251,511	7%
As a percentage of revenues	48%	51%
The increase in cost of revenues was primarily due to a $1,107 million increase in content amortization relating to our existing and new content. No individual component of the remaining increase in cost of revenues was material.
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
Three months ended September 30, 2026 as compared to the three months ended September 30, 2025

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Q3’26 vs. Q3’25
	(in thousands, except percentages)
Sales and marketing	$837,051	$786,295	$50,756	6%
As a percentage of revenues	7%	7%
The increase in sales and marketing expenses was primarily driven by a $42 million increase in personnel-related costs, primarily due to the growth in advertising sales headcount.

Nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Sales and marketing	$2,503,106	$2,187,930	$315,176	14%
As a percentage of revenues	7%	7%
The increase in sales and marketing expenses was primarily driven by a $196 million increase in marketing expenses, coupled with a $137 million increase in personnel-related costs, primarily due to the growth in advertising sales headcount.
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
Three months ended September 30, 2026 as compared to the three months ended September 30, 2025

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Q3’26 vs. Q3’25
	(in thousands, except percentages)
Technology and development	$1,033,142	$853,584	$179,558	21%
As a percentage of revenues	8%	7%
The increase in technology and development expenses was primarily due to a $136 million increase in personnel-related costs.
Nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Technology and development	$3,000,513	$2,501,090	$499,423	20%
As a percentage of revenues	8%	8%
The increase in technology and development expenses was primarily due to a $383 million increase in personnel-related costs.
General and Administrative
General and administrative expenses consist primarily of payroll, stock-based compensation, facilities, and other related expenses for corporate personnel. General and administrative expenses also include professional fees and other general corporate expenses.

Three months ended September 30, 2026 as compared to the three months ended September 30, 2025

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Q3’26 vs. Q3’25
	(in thousands, except percentages)
General and administrative	$466,367	$457,931	$8,436	2%
As a percentage of revenues	4%	4%
General and administrative expenses for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 remained relatively flat.
Nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
General and administrative	$1,567,826	$1,320,606	$247,220	19%
As a percentage of revenues	4%	4%
The increase in general and administrative expenses was primarily due to a $126 million increase in personnel-related costs and a $91 million increase in third-party expenses, driven by higher legal fees and transaction-related costs, including those associated with the WBD transaction.

Interest Expense
Interest expense consists primarily of the interest associated with our outstanding debt obligations and the amortization of debt issuance costs. See Note 7 Debt in the accompanying notes to our consolidated financial statements for further detail on our debt obligations.
Three months ended September 30, 2026 as compared to the three months ended September 30, 2025

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Q3’26 vs. Q3’25
	(in thousands, except percentages)
Interest expense	$184,701	$175,294	$9,407	5%
As a percentage of revenues	1%	2%
Nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Interest expense	$622,463	$542,115	$80,348	15%
As a percentage of revenues	2%	2%
Interest expense, net of hedging impacts, primarily consisted of interest on our Notes of $184 million and $535 million for the three and nine months ended September 30, 2026, respectively. The increase in interest expense for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025 was due to the increase in debt. The increase in interest expense for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025 was primarily driven by higher amortization of debt issuance costs, including approximately $85 million recognized in connection with the termination of financing arrangements associated with the WBD transaction in the first quarter of 2026. See Note 7 Debt for additional details regarding the termination of financing arrangements associated with the WBD transaction.
Interest and Other Income (Expense)
Interest and other income (expense) consists primarily of foreign exchange gains and losses on foreign currency denominated balances, gains and losses on certain derivative instruments, interest earned on cash, cash equivalents and short-term investments, and miscellaneous other income and expenses.
Three months ended September 30, 2026 as compared to the three months ended September 30, 2025

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Q3’26 vs. Q3’25
(in thousands, except percentages)
Interest and other income (expense)	$43,006	$36,457	$6,549	18%
As a percentage of revenues	—%	—%
Interest and other income (expense) increased in the three months ended September 30, 2026 primarily due to a $3 million increase in interest income earned in the three months ended September 30, 2026 as compared to the corresponding period in 2025.
Nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Interest and other income (expense)	$2,946,833	$126,986	$2,819,847	2,221%
As a percentage of revenues	8%	—%
Interest and other income (expense) increased in the nine months ended September 30, 2026, primarily due to a $2.8 billion termination fee received in connection with the termination of the WBD transaction in the first quarter of 2026. See Note 6 Acquisitions for further information.

Provision for Income Taxes
Three months ended September 30, 2026 as compared to the three months ended September 30, 2025

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Q3’26 vs. Q3’25
	(in thousands, except percentages)
Provision for income taxes	$652,978	$562,494	$90,484	16%
Effective tax rate	15%	18%
Nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Provision for income taxes	$2,584,445	$1,392,131	$1,192,314	86%
Effective tax rate	17%	14%
The decrease in the effective tax rate for the three months ended September 30, 2026, as compared to the same period in 2025, was primarily due to an increase in U.S. federal research and development tax credit benefits. The increase in the effective tax rate for the nine months ended September 30, 2026, as compared to the same period in 2025, was primarily due to a decrease in tax benefits associated with lower excess tax benefits on stock-based compensation as well as lower foreign-derived income deduction relative to the growth in income before income taxes.

Liquidity and Capital Resources

	As of		Change
	September 30, 2026	December 31, 2025	September 30, 2026 vs. December 31, 2025
	(in thousands, except percentages)
Cash, cash equivalents, restricted cash and short-term investments	$8,226,455	$9,067,872	$(841,417)	(9)%
Short-term and long-term debt	15,132,394	14,462,836	669,558	5%

Cash, cash equivalents, restricted cash and short-term investments decreased $841 million in the nine months ended September 30, 2026, primarily due to the repurchases of stock, purchases of property and equipment and cash paid for acquisitions, partially offset by cash provided by operations and proceeds from the issuance of debt. Cash provided by operations in the nine months ended September 30, 2026 includes the receipt of a $2.8 billion termination fee in connection with the termination of the WBD transaction in the first quarter of 2026. See Note 6 Acquisitions for further information.
Debt, net of debt issuance costs, discounts and hedging impacts, increased $670 million primarily due to the issuance of debt, partially offset by the remeasurement of our Euro-denominated notes in the nine months ended September 30, 2026 and fair value hedging adjustments. The amount of principal and interest on our outstanding notes due in the next twelve months is $3,194 million. See Note 7 Debt in the accompanying notes to our consolidated financial statements.
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

Financing Arrangements
On April 12, 2024, we entered into a five-year, $3 billion unsecured revolving credit facility that matures on April 12, 2029 (the “Revolving Credit Agreement”). In May 2025, we established a $3 billion commercial paper program (the “Commercial Paper Program”) under which we may issue short-term unsecured commercial paper notes. As of September 30, 2026, no amounts have been borrowed under the Revolving Credit Agreement or the Commercial Paper Program.
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
Share Repurchases
In March 2021, the Company’s Board of Directors authorized a share repurchase program for the Company’s common stock with no expiration date. The Board subsequently approved additional repurchase authorizations in September 2023 and December 2024, and most recently in April 2026, authorized the repurchase of an additional $25 billion of the Company’s common stock. Stock repurchases may be effected through open market repurchases in compliance with Rule 10b-18 under the Exchange Act, including through the use of trading plans intended to qualify under Rule 10b5-1 under the Exchange Act, privately-negotiated transactions, accelerated stock repurchase plans, block purchases, or other similar purchase techniques and in such amounts as management deems appropriate. We are not obligated to repurchase any specific number of shares, and the timing and actual number of shares repurchased will depend on a variety of factors, including our stock price, general economic, business and market conditions, and alternative investment opportunities. We may discontinue any repurchases of our common stock at any time without prior notice. During the nine months ended September 30, 2026, the Company repurchased 130,349,765 shares of common stock for an aggregate amount of $10.7 billion (excluding the 1% excise tax on stock repurchases as a result of the Inflation Reduction Act of 2022). As of September 30, 2026, $22.3 billion remains available for repurchases.
Material Cash Requirements
We currently anticipate that cash flows from operations, available funds and access to financing sources, including our Revolving Credit Facility and Commercial Paper Program, will continue to be sufficient to meet our cash needs for the next twelve months and beyond.
Our material cash requirements from known contractual and other obligations primarily relate to our content, debt and lease obligations. As of September 30, 2026, the expected timing of those payments are as follows:

	Payments due by Period
Contractual obligations (in thousands):	Total	Next 12 Months	Beyond 12 Months
Content obligations(1)	$25,222,800	$11,776,580	$13,446,220
Debt(2)	19,026,875	3,193,514	15,833,361
Operating lease obligations(3)	2,618,583	504,573	2,114,010
Total	$46,868,258	$15,474,667	$31,393,591

(1)As of September 30, 2026, content obligations were comprised of $3.9 billion included in “Current content liabilities” and $1.7 billion of “Non-current content liabilities” on the Consolidated Balance Sheets and $19.6 billion of obligations that are not reflected on the Consolidated Balance Sheets as they did not then meet the criteria for recognition.
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
Cash Flows
The following tables summarize our cash flows:
Three months ended September 30, 2026 as compared to the three months ended September 30, 2025

	Three Months Ended		Change
	September 30, 2026	September 30, 2025	Q3’26 vs. Q3’25
	(in thousands, except percentages)
Net cash provided by operating activities	$3,162,279	$2,825,174	$337,105	12%
Net cash provided by (used in) investing activities	(331,311)	43,871	(375,182)	(855)%
Net cash used in financing activities	(3,754,972)	(1,737,029)	2,017,943	116%

Net cash provided by operating activities for the three months ended September 30, 2026 increased $337 million as compared to the corresponding period in 2025, primarily driven by a $1,117 million increase in net income and a $437 million increase in adjustments for non-cash expenses, partially offset by $780 million in unfavorable changes in working capital and a $437 million increase in payments for content assets.
Net cash used in investing activities for the three months ended September 30, 2026 increased $375 million as compared to the corresponding period in 2025, primarily due to a net decrease of $225 million in cash flows from maturities, sales and purchases of investments. In addition, purchases of property and equipment increased $114 million in the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.
Net cash used in financing activities for the three months ended September 30, 2026 increased $2,018 million as compared to the corresponding period in 2025, primarily due to a $2,940 million increase in repurchases of common stock, partially offset by $993 million of proceeds from the issuance of debt in the current period.

Nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025

	Nine Months Ended		Change
	September 30, 2026	September 30, 2025	YTD’26 vs. YTD’25
	(in thousands, except percentages)
Net cash provided by operating activities	$10,196,296	$8,037,631	$2,158,665	27%
Net cash provided by (used in) investing activities	(1,331,829)	1,298,217	(2,630,046)	(203)%
Net cash used in financing activities	(9,655,413)	(8,268,213)	1,387,200	17%
Net cash provided by operating activities for the nine months ended September 30, 2026 increased $2,159 million as compared to the corresponding period in 2025, primarily driven by a $3,785 million increase in net income which includes a $2.8 billion termination fee received in connection with the termination of the WBD transaction in the first quarter of 2026 recorded in “Interest and other income (expense),” and a $1,910 million increase in adjustments for non-cash expenses, partially offset by a $2,337 million increase in payments for content assets and $1,200 million in unfavorable changes in working capital. Changes in working capital includes $729 million of non-routine payments made in connection with non-income tax assessments in Brazil for prior tax periods.
Net cash used in investing activities for the nine months ended September 30, 2026 increased $2,630 million as compared to the corresponding period in 2025, primarily driven by a net decrease of $1,800 million in cash flows from maturities, sales and purchases of investments, coupled with net cash outflows for acquisitions for an aggregate amount of $586 million in the nine months ended September 30, 2026, as compared to no acquisition-related cash flows in the corresponding period in 2025. In addition, purchases of property and equipment increased $245 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.
Net cash used in financing activities for the nine months ended September 30, 2026 increased $1,387 million as compared to the corresponding period in 2025, primarily driven by a $3,734 million increase in repurchases of common stock, partially offset by no repayments of debt in the nine months ended September 30, 2026, as compared to $1,833 million in repayments of debt in the corresponding period in 2025, as well as proceeds from the issuance of debt of $993 million in the nine months ended September 30, 2026. In addition, proceeds from the issuance of common stock decreased $407 million in the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025.

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

Interest Rate Risk
As of September 30, 2026, our cash equivalents were generally invested in money market funds and time deposits. Interest earned on such funds fluctuates with the prevailing interest rate.
As of September 30, 2026, we had $15.3 billion of debt, consisting of fixed rate unsecured debt in thirteen tranches due between 2026 and 2054. Refer to Note 7 Debt to the consolidated financial statements for details about all issuances. The fair value of our debt will fluctuate with movements of interest rates, increasing in periods of declining rates of interest and declining in periods of increasing rates of interest. The fair value of our debt will also fluctuate based on changes in foreign currency rates, as discussed below.
As of September 30, 2026, we have entered into interest rate swap agreements with an aggregate notional amount of $2,400 million, which we designated as fair value hedges of specifically identified tranches of our fixed-rate Senior Notes. Under these agreements, we pay a floating rate based on the Secured Overnight Financing Rate (“SOFR”) and receive a fixed rate equal to the contractual coupon of the designated hedged debt, effectively converting $2,400 million of fixed-rate debt to floating-rate debt. Refer to Note 8, Derivative Financial Instruments and Hedging Activities, for further information. As a result of these hedging activities, we are exposed to variability in interest expense from changes in SOFR on the hedged notional amount. A 1% increase in SOFR as of September 30, 2026, would increase our annual interest expense by approximately $24 million. For our remaining fixed-rate debt not subject to an interest rate swap, interest expense is contractually fixed and will not be affected by changes in market interest rates; however, the fair value of that debt will continue to fluctuate with changes in market interest rates as noted above.

Foreign Currency Risk
We operate our business globally and transact in multiple currencies. Currencies denominated in other than the U.S. dollar accounted for 57% of revenue and 30% of operating expenses for the nine months ended September 30, 2026. We therefore have foreign currency risk related to these currencies, which are primarily the Euro, British pound, Brazilian real, Mexican peso, Canadian dollar, and Argentine peso.
Accordingly, volatility in exchange rates and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and operating income as expressed in U.S. dollars. Our revenues, on a constant currency basis, would have been approximately $506 million lower for the nine months ended September 30, 2026 than our reported revenues of $37,684 million. See Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding our non-GAAP financial measure of constant currency.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted U.S. dollar-equivalent revenues from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges of forecasted foreign currency revenue and initially record the gains or losses on these derivative instruments as a component of accumulated other comprehensive income (“AOCI”) and reclassify the amounts into “Revenues” on the Consolidated Statements of Operations in the same period the forecasted transaction affects earnings. If the U.S. dollar weakened by 10% as of September 30, 2026 and December 31, 2025, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $2,423 million and $2,296 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying forecasted revenues when recognized in earnings.
We enter into foreign exchange forward contracts to mitigate fluctuations in forecasted and firmly committed U.S. dollar-equivalent transactions related to the licensing and production of content assets from changes in foreign currency exchange rates. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. We designate these contracts as cash flow hedges and initially record the gains or losses on these derivative instruments as a component of AOCI and reclassify the amounts into “Cost of Revenues” to offset the hedged exposures as they affect earnings, which occurs as the underlying hedged content assets are amortized. If the U.S. dollar strengthened by 10% as of September 30, 2026 and December 31, 2025, the amount recorded in AOCI related to our foreign exchange contracts, before taxes, would have been approximately $307 million and $237 million lower, respectively. This adverse change in AOCI would be expected to offset a corresponding favorable foreign currency change in the underlying exposures when recognized in earnings.
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
We have also experienced and will continue to experience fluctuations in our net income as a result of gains (losses) on the settlement and the remeasurement of monetary assets and liabilities denominated in currencies that are not the functional currency. We enter into foreign exchange forward contracts to mitigate the foreign exchange risk on intercompany transactions and monetary assets and liabilities that are not denominated in the functional currencies of the Company and its subsidiaries. These contracts may reduce, but do not entirely eliminate, the effect of foreign currency exchange fluctuations, and we may choose not to hedge certain exposures. Certain contracts are not designated as hedging instruments and the gains or losses on these derivative instruments are recorded in “Interest and other income (expense)” in the Consolidated Statements of Operations. We also designate certain contracts as fair value hedges to mitigate the foreign exchange risk on the remeasurement of our foreign-currency denominated debt. The gains or losses on these derivative instruments included in the assessment of hedge effectiveness are recorded in “Interest and other income (expense),” net with the offsetting foreign currency remeasurement gains and losses on the hedged items. If an adverse change in exchange rates of 10% was applied to our monetary assets and liabilities denominated in currencies other than the functional currencies as of September 30, 2026 and December 31, 2025, income before income taxes would have been approximately $76 million and $1 million lower, respectively, after considering the offsetting impact of the foreign currency exchange contracts and our net investment hedges.

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

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Stock repurchases during the three months ended September 30, 2026 were as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program(1)
				(in thousands)
July 1 - 31, 2026	21,803,403	$72.45	21,803,403	$25,540,401
August 1 - 31, 2026	20,889,061	$77.00	20,889,061	$23,931,995
September 1 - 30, 2026	21,225,515	$75.79	21,225,515	$22,323,393
Total	63,917,979		63,917,979

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

Item 5.Other Information
Rule 10b5-1 Trading Plans
The adoption or termination of contracts, instructions or written plans for the purchase or sale of our securities by our Section 16 officers and directors for the three months ended September 30, 2026, each of which is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (“Rule 10b5-1 Plan”), were as follows:

Name	Title	Action	Date Adopted	Expiration Date	Aggregate # of Securities to be Purchased/Sold
Brad Smith(1)	Director	Adoption	7/24/2026	7/24/2027	60,730

(1) Brad Smith, a member of the Board of Directors, entered into a pre-arranged stock trading plan pursuant to Rule 10b5-1 on July 24, 2026. Mr. Smith’s plan provides for the potential exercise of vested stock options and the associated sale of up to 60,730 shares of Netflix common stock. The plan expires on July 24, 2027, or upon the earlier completion of all authorized transactions under the plan.

Other than those disclosed above, none of our directors or officers adopted or terminated a “non-Rule 10b5-1 trading arrangement” as defined in Item 408 of Regulation S-K.

Item 6.Exhibits
(a) Exhibits:

    See Exhibit Index immediately preceding the signature page of this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation	8-K	001-35727	3.1	June 8, 2022

3.2	Certificate of Amendment of Amended and Restated Certificate of Incorporation	8-K	001-35727	3.1	November 14, 2025

3.3	Amended and Restated Bylaws	8-K	001-35727	3.2	February 24, 2023

4.1	Second Supplemental Indenture, dated as of July 22, 2026, by and between Netflix, Inc. and Computershare Trust Company, National Association	8-K	001-35727	4.2	July 22, 2026

31.1	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.2	Certification of Co-Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

31.3	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1*	Certifications of Co-Chief Executive Officers and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

101	The following financial statements from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Balance Sheets, (v) Consolidated Statements of Stockholders’ Equity and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags					X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL					X

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

NETFLIX, INC.
Dated:	October 21, 2026	By:	/s/ Ted Sarandos
Ted Sarandos Co-Chief Executive Officer (Principal executive officer)

Dated:	October 21, 2026	By:	/s/ Greg Peters
Greg Peters Co-Chief Executive Officer (Principal executive officer)

Dated:	October 21, 2026	By:	/s/ Jeffrey Karbowski
Jeffrey Karbowski Chief Accounting Officer (Principal accounting officer)